Form 10-Q
period 1994-03-31
CARROLS CORP
filed 1994-05-16
CIK 17927

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                 FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


For the three months ended                          Commission File Number
       March 31, 1994                                        1-6553

                             CARROLS CORPORATION
            (Exact name of registrant as specified in its charter)


           Delaware                                       16-0958146
(State or other jurisdiction of                        (I.R.S. Employer
 incorporation or organization)                     Identification Number)


       968 James Street
       Syracuse, New York                                  13203
(Address of principal executive offices)                 (Zip Code)


Registrant's telephone number including area code (315) 424-0513


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                  Yes   X                    No


Common stock, par value $1.00, outstanding at May 13, 1994

                         10 shares


                       PART 1 - FINANCIAL INFORMATION

                    CARROLS CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS
                    MARCH 31, 1994 AND DECEMBER 31, 1993

             ASSETS                              March 31,       December 31,
                                                   1994               1993
Current assets:
  Cash and cash equivalents                   $    870,000       $  1,172,000
  Trade and other receivables                      605,000            632,000
  Inventories                                    2,056,000          2,051,000
  Prepaid expenses and other current assets        733,000            760,000
                                                 _________          _________
       Total current assets                      4,264,000          4,615,000



Property and equipment, at cost:
  Land                                           6,206,000          6,431,000
  Buildings and improvements                    13,918,000         14,341,000
  Leasehold improvements                        34,062,000         34,025,000
  Equipment                                     35,665,000         35,012,000
  Capital leases                                15,689,000         15,689,000
  Construction in progress                         378,000            100,000
                                               ___________        ___________
                                               105,918,000        105,598,000
  Less accumulated depreciation
    and amortization                           (48,845,000)       (47,254,000)
                                               ___________        ___________

       Net property and equipment               57,073,000         58,344,000



Franchise rights, at cost (less accumulated
  amortization of $22,837,000 at March 31, 1994
  and $22,067,000 at December 31, 1993).        49,280,000         48,799,000



Excess of cost over fair value of assets
  acquired (less accumulated amortization of
  $419,000 at March 31, 1994 and $404,000 at
  December 31, 1993).                           1,892,000          1,907,000

Other assets                                    5,969,000          6,070,000
                                              ____________       ____________
                                             $118,478,000       $119,735,000
                                              ============       ============
FN></TABLE


                    CARROLS CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS (CONT'D)
                    MARCH 31, 1994 AND DECEMBER 31, 1993
LIABILITIES AND STOCKHOLDER'S (DEFICIT)

                                                 March 31,         December 31,
                                                   1994                1993

Current liabilities:
  Current portion of long-term debt            $   258,000       $    283,000
  Current portion of capital lease obligations     583,000            584,000
  Accounts payable                               6,327,000          5,845,000
  Accrued liabilities:
    Payroll and employee benefits                2,194,000          2,340,000
    Taxes - income and other                     1,185,000          1,073,000
    Other                                        2,440,000          3,432,000
    Interest                                     1,735,000          4,864,000
                                                __________         __________

        Total current liabilities               14,722,000         18,421,000


Long-term debt, net of current portion         122,374,000        114,197,000

Capital lease obligations,
  net of current portion                         4,459,000          4,603,000

Deferred income - sale/leaseback of real estate  1,967,000          1,998,000

Accrued postretirement benefits                  1,326,000          1,288,000

Deposits and other noncurrent liabilities        1,621,000          1,632,000
                                               ___________        ___________
        Total liabilities                      146,469,000        142,139,000



Stockholder's (deficit):
  Common stock, par value $1; authorized 1,000
    shares, issued and outstanding - 10 shares          10                 10
  Additional paid-in capital                     2,074,990          4,447,990

  Accumulated deficit                          (30,066,000)       (26,852,000)
                                                __________         __________


    Total stockholder's (deficit)              (27,991,000)       (22,404,000)
                                               ___________        ___________
                                              $118,478,000       $119,735,000
                                               ===========        ===========
FN></TABLE

                      CARROLS CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    THREE MONTHS ENDED MARCH 31, 1994 AND 1993




                                                 March 31,         March 31,
                                                   1994               1993
                                                (13 weeks)         (13 weeks)

Revenues:
  Sales                                       $ 42,717,000       $ 36,370,000
  Other income                                      46,000             50,000
                                               ___________        ___________
                                                42,763,000         36,420,000


Costs and expenses:
  Cost of sales                                 12,767,000         10,085,000
  Restaurant wages & related expenses           13,553,000         11,979,000
  Other restaurant operating expenses            9,512,000          7,857,000
  Depreciation and amortization                  2,712,000          2,858,000
  Administrative and advertising expenses        3,911,000          3,709,000
  Interest expense                               3,522,000          2,870,000
                                               ___________        ___________
                                                45,977,000         39,358,000
                                               ___________        ___________


   Net loss                                   $ (3,214,000)      $ (2,938,000)
                                               ===========        ===========


                   CARROLS CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                 THREE MONTHS ENDED MARCH 31, 1994 AND 1993


             Increase (Decrease) in Cash and Cash Equivalents

                                                 March 31,        March 31,
                                                   1994             1993
                                                (13 weeks)       (13 weeks)
Cash flows from
  operating activities:
    Net loss                                   $(3,214,000)      $(2,938,000)
    Adjustments to reconcile net loss
     to cash provided by operating
     activities:
       Depreciation and amortization             2,712,000         2,858,000
       Change in assets and liabilities:
         Trade and other receivables                27,000          (137,000)
         Inventories                                (5,000)           96,000
         Prepaid expenses and
           other current assets                     18,000           233,000
         Other assets                              (22,000)          416,000
         Accounts payable                          482,000          (572,000)
         Accrued interest                       (3,129,000)        1,441,000
         Deposits and other reserves               (11,000)          587,000
         Other accrued liabilities                (492,000)         (773,000)
         Other                                     (22,000)            3,000
                                                 _________         _________
    Cash provided by (used for) operating
      activities                                (3,656,000)        1,214,000
                                                 _________         _________

Cash flows from investing activities:
  Capital expenditures:
    Property and equipment                        (672,000)         (290,000)
    New restaurants                               (106,000)          (13,000)
    Acquisition of restaurants                  (1,516,000)
    Franchise rights                               (30,000)
  Payments received on notes, mortgages
    and capital subleases receivable                43,000            19,000
  Disposal of property,  equipment
    and franchise rights                           502,000            10,000
                                                __________        __________

    Net cash used for investing activities      (1,779,000)         (274,000)
                                                __________        __________

                   CARROLS CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS (CONT'D)
                 THREE MONTHS ENDED MARCH 31, 1994 AND 1993


             Increase (Decrease) in Cash and Cash Equivalents

                                                 March 31,        March 31,
                                                   1994             1993
                                                (13 weeks)       (13 weeks)

Cash flows from financing activities:
  Proceeds from long-term debt                  $8,300,000        $1,450,000
  Principal payments on long-term debt             (74,000)       (2,024,000)
  Principal payments on capital leases            (145,000)         (141,000)
  Retirement of long-term debt                     (75,000)
  Dividends paid                                (2,873,000)         (200,000)

                                               ___________        __________
     Net cash provided by (used for)
       financing activities                      5,133,000          (915,000)
                                               ___________        __________

     Increase (decrease) in cash
       and cash equivalents                       (302,000)           25,000

Cash and cash equivalents,
 beginning of period                             1,172,000         1,189,000
                                               ___________        __________

   CASH AND CASH EQUIVALENTS,
     END OF PERIOD                              $  870,000        $1,214,000
                                               ===========        ==========



Supplemental disclosures:

 Interest paid on debt                          $6,651,000        $1,429,000




                  CARROLS CORPORATION AND SUBSIDIARIES
          NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS




     1. In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of normal and recurring accruals) necessary to present fairly the Company's financial position as of March 31, 1994 and December 31, 1993, the results of operations for the three months ended March 31, 1994 and 1993 and cash flows for the three months ended March 31, 1994 and 1993. These financial statements should be read in conjunction with the Company's annual report on Form 10-K for the period ended December 31, 1993.


     2. The results of operations for the three months ended March 31, 1994 and 1993, are not necessarily indicative of the results to be expected for the full year.


     3.   Inventories at March 31, 1994 and December 31, 1993, consisted of:

                               March  31,          December 31,
                                  1994                 1993

  Raw materials (food and
    paper products)            $1,215,000          $1,205,000
  Supplies and promotional
    materials                     841,000             846,000
                                _________           _________

                               $2,056,000          $2,051,000
                                =========           =========

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                 OF OPERATIONS AND FINANCIAL CONDITION
                        ________________________

Results of Operations


     Sales for the three months ended March 31, 1994 increased $6.3 million, or 17.5%, as compared to the three months ended March 31, 1993. The Company operated an average of 195.2 Burger King restaurants for the first quarter of 1994 as compared to an average of 177 for the first quarter of 1993. Average restaurant unit sales increased 6.9% in the first quarter of 1994 as compared to 1993. Sales at comparable restaurants, the 172 restaurants operating for the entirety of the compared periods, increased $1.2 million, or 3.4%. Net restaurant selling prices decreased approximately 8.0% resulting from a 10.6% reduction in menu prices offset by a 2.6% increase from fewer discount promotions in 1994.

     Cost of sales (food and paper costs) for the three months ended March 31, 1994 increased in dollars due to higher sales. Cost of sales as a percentage of sales increased 2.2% from 1993 to 1994 as a result of the effect of lower net restaurant selling prices, partially offset by decreases in various commodity costs, including beef.

     Restaurant wages and related expenses decreased from 32.9% of sales to 31.7% of sales when comparing the three months ended March 31, 1993 to 1994. Productive labor efficiencies and the fixed element of restaurant wages more than offset the effects of lower restaurant selling prices and increased wage rates.

     Other restaurant operating expenses increased by $1.7 million and by 0.7% as a percentage of sales for 1994 compared to 1993. The increase was caused primarily by expenses associated with the operation of the additional restaurants during the most recent three months when compared to the prior year three months.

     Increased depreciation and amortization due to the additional restaurants in operation during the first quarter of 1994 was more than offset by the reduction in depreciation and amortization caused by assets becoming fully depreciated.

     An increase in advertising payments to Burger King Corporation of $0.3 million (based on sales levels) was partially offset by decreases in other forms of promotional activities ($0.1 million) when comparing the three months ended March 31, 1994 to the three months ended March 31, 1993. Administrative expenses remained constant for the two periods.

     An increase in average interest rates and an increase in average loan balances outstanding caused interest expense to increase $0.7 million for the three months ended March 31, 1994 compared to 1993.

            MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                 OF OPERATIONS AND FINANCIAL CONDITION
                               (continued)



Liquidity and Capital Resources


     The operating activities of the Company used $3.7 million of cash for the three months ended March 31, 1994 which included a payment of $6.3 million for the semi-annual payment of accrued interest on the Company's 11-1/2% Senior Notes. Capital spending for property, equipment and franchise rights was $2.3 million which included the acquisition in March 1994 of three restaurants in North Carolina. Dividends of $2.9 million were paid to Holdings for the payment by Holdings of $.2 million of regular quarterly preferred stock dividends and $2.7 million to complete the redemption and retirement of common stock and warrants that were tendered under an offer made in October 1993 by Holdings to purchase a limited amount of its common stock and common stock equivalents.

     At March 31, 1994, the Company had $11.7 million available under its Senior Secured Credit Facility, after reserving $2.5 million for a letter of credit guaranteed by the Senior Secured Credit Facility. The Company believes that future cash flow from operations together with funds available under the Senior Secured Credit Facility will be sufficient to meet all interest and principal payments under its indebtedness, fund the maintenance of property and equipment, fund restaurant remodeling required under the Company's franchise agreements, and meet required payments in respect of Preferred Stock (subject to the terms of the Senior Note Indenture and the Senior Secured Credit Facility) with the balance, to the extent available, used to provide funds for future acquisitions.


Inflation

     While inflation can have a significant impact on food, paper, labor and other operating costs, the Company has historically been able to minimize the effect of inflation through periodic price increases, and believes it will be able to offset future inflation with price increases, if necessary.

                        PART II - OTHER INFORMATION


Item 1.  Legal Proceedings

     There were no material legal proceedings commenced by or initiated against the Company during the reported quarter, or material developments in any previously reported litigation.

Item 2.  Changes in Securities

     None

Item 3.  Default Upon Senior Securities

     None

Item 4.  Submission of Matters to a Vote of Security Holders

     None

Item 5.  Other Information

     None

Item 6.  Exhibits and Reports on Form 8K

     (a)  None

     (b)  There were no reports on Form 8K filed during the reported quarter

                                   SIGNATURE


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   CARROLS CORPORATION
                                   968 James Street
                                   Syracuse, New York 13203
                                        (Registrant)


May 13, 1994                       (Alan Vituli)
Date                               (Signature)
                                   Alan Vituli
                                   Chairman and Chief Executive
                                   Officer




May 13, 1994                       (Richard V. Cross)
Date                               (Signature)
                                   Richard V. Cross
                                   Executive Vice President -
                                   Finance and Treasurer