Form 10-Q
period 1994-06-30
CARROLS CORP
filed 1994-08-12
CIK 17927

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                 FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


For the six months ended                            Commission File Number
       June 30, 1994                                         1-6553

                             CARROLS CORPORATION
            (Exact name of registrant as specified in its charter)


           Delaware                                       16-0958146
(State or other jurisdiction of                        (I.R.S. Employer
 incorporation or organization)                     Identification Number)


       968 James Street
       Syracuse, New York                                  13203
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


                  Yes   X                    No


Common stock, par value $1.00, outstanding at August 12, 1994.

                         10 shares


                       PART 1 - FINANCIAL INFORMATION

                    CARROLS CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS
                    JUNE 30, 1994 AND DECEMBER 31, 1993
             ASSETS                               June 30,       December 31,
                                                   1994               1993
Current assets:
  Cash and cash equivalents                   $  2,350,000       $  1,172,000
  Trade and other receivables                      592,000            632,000
  Inventories                                    2,064,000          2,051,000
  Prepaid expenses and other current assets        731,000            760,000
                                                 _________          _________
       Total current assets                      5,737,000          4,615,000



Property and equipment, at cost:
  Land                                           6,206,000          6,431,000
  Buildings and improvements                    13,883,000         14,341,000
  Leasehold improvements                        34,788,000         34,025,000
  Equipment                                     35,583,000         35,012,000
  Capital leases                                15,689,000         15,689,000
  Construction in progress                         131,000            100,000
                                               ___________        ___________
                                               107,280,000        105,598,000
  Less accumulated depreciation
    and amortization                           (50,676,000)       (47,254,000)
                                               ___________        ___________

       Net property and equipment               56,604,000         58,344,000


Franchise rights, at cost (less accumulated
  amortization of $16,291,000 at June 30, 1994
  and $15,146,000 at December 31, 1993).        40,375,000         39,566,000

Beneficial leases, at cost (less accumulated
  amortization of $7,322,000 at June 30, 1994
  and $6,921,000 at December 31,1993).           8,831,000          9,233,000

Excess of cost over fair value of assets
  acquired (less accumulated amortization of
  $433,000 at June 30, 1994 and $404,000 at
  December 31, 1993).                           1,878,000          1,907,000

Other assets                                    6,215,000          6,070,000
                                              ____________       ____________
                                             $119,640,000       $119,735,000
                                              ============       ============
FN></TABLE


                    CARROLS CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED BALANCE SHEETS (CONT'D)
                    JUNE 30, 1994 AND DECEMBER 31, 1993
LIABILITIES AND STOCKHOLDER'S (DEFICIT)

                                                  June 30,         December 31,
                                                   1994                1993

Current liabilities:
  Current portion of long-term debt            $   258,000       $    283,000
  Current portion of capital lease obligations     583,000            584,000
  Accounts payable                               6,424,000          5,845,000
  Accrued liabilities:
    Payroll and employee benefits                2,579,000          2,340,000
    Taxes - income and other                     1,319,000          1,073,000
    Other                                        3,129,000          3,432,000
    Interest                                     4,849,000          4,864,000
                                                __________         __________

        Total current liabilities               19,141,000         18,421,000


Long-term debt, net of current portion         118,519,000        114,197,000

Capital lease obligations,
  net of current portion                         4,318,000          4,603,000

Deferred income - sale/leaseback of real estate  1,936,000          1,998,000

Accrued postretirement benefits                  1,363,000          1,288,000

Deposits and other noncurrent liabilities        1,830,000          1,632,000
                                               ___________        ___________
        Total liabilities                      147,107,000        142,139,000



Stockholder's (deficit):
  Common stock, par value $1; authorized 1,000
    shares, issued and outstanding - 10 shares          10                 10
  Additional paid-in capital                     1,874,990          4,447,990

  Accumulated deficit                          (29,342,000)       (26,852,000)
                                                __________         __________


    Total stockholder's (deficit)              (27,467,000)       (22,404,000)
                                               ___________        ___________
                                              $119,640,000       $119,735,000
                                               ===========        ===========
FN></TABLE



                      CARROLS CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    THREE MONTHS ENDED JUNE 30, 1994 AND 1993




                                                  June 30,          June 30,
                                                   1994               1993
                                                (13 weeks)         (13 weeks)

Revenues:
  Sales                                       $ 50,194,000       $ 41,774,000
  Other income                                      63,000            222,000
                                               ___________        ___________
                                                50,257,000         41,996,000


Costs and expenses:
  Cost of sales                                 14,157,000         11,917,000
  Restaurant wages & related expenses           14,445,000         12,416,000
  Other restaurant operating expenses           10,085,000          8,202,000
  Depreciation and amortization                  2,714,000          2,823,000
  Administrative and advertising expenses        4,547,000          3,884,000
  Interest expense                               3,585,000          2,833,000
                                               ___________        ___________
                                                49,533,000         42,075,000
                                               ___________        ___________


   Net income (loss)                          $    724,000       $    (79,000)
                                               ===========        ===========




                      CARROLS CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     SIX MONTHS ENDED JUNE 30, 1994 AND 1993




                                                  June 30,          June 30,
                                                   1994               1993
                                                (26 weeks)         (26 weeks)

Revenues:
  Sales                                       $ 92,911,000       $ 78,144,000
  Other income                                     109,000            272,000
                                               ___________        ___________
                                                93,020,000         78,416,000


Costs and expenses:
  Cost of sales                                 26,924,000         22,002,000
  Restaurant wages & related expenses           27,999,000         24,395,000
  Other restaurant operating expenses           19,597,000         16,059,000
  Depreciation and amortization                  5,426,000          5,681,000
  Administrative and advertising expenses        8,457,000          7,593,000
  Interest expense                               7,107,000          5,703,000
                                               ___________        ___________
                                                95,510,000         81,433,000
                                               ___________        ___________


   Net (loss)                                 $ (2,490,000)      $ (3,017,000)
                                               ===========        ===========


                   CARROLS CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                  SIX MONTHS ENDED JUNE 30, 1994 AND 1993


             Increase (Decrease) in Cash and Cash Equivalents

                                                 June 30,         June 30,
                                                   1994             1993
                                                (26 weeks)       (26 weeks)
Cash flows from
  operating activities:
    Net loss                                   $(2,490,000)      $(3,017,000)
    Adjustments to reconcile net loss
     to cash provided by operating
     activities:
       Depreciation and amortization             5,426,000         5,681,000
       Change in assets and liabilities:
         Trade and other receivables                40,000          (259,000)
         Inventories                               (13,000)         (148,000)
         Prepaid expenses and
           other current assets                     40,000           105,000
         Other assets                             (319,000)          194,000
         Accounts payable                          579,000         1,819,000
         Accrued interest                          (15,000)          222,000
         Accrued taxes - income and other          246,000             4,000
         Accrued payroll and employee benefits     239,000          (143,000)
         Deposits and other reserves               198,000            (4,000)
         Other accrued liabilities                 197,000           472,000
         Other                                      12,000            25,000
                                                 _________         _________

    Cash provided by operating activities        4,140,000         4,951,000
                                                 _________         _________

Cash flows from investing activities:
  Capital expenditures:
    Property and equipment                      (1,514,000)         (586,000)
    New restaurants                               (325,000)         (505,000)
    Acquisition of restaurants                  (2,595,000)          (13,000)
    Franchise rights                               (30,000)          (40,000)
  Payments received on notes, mortgages
    and capital subleases receivable                63,000            43,000
  Disposal of property,  equipment
    and franchise rights                           502,000           181,000
                                                __________        __________

    Net cash used for investing activities      (3,899,000)         (920,000)
                                                __________        __________
FN

                   CARROLS CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS (CONT'D)
                  SIX MONTHS ENDED JUNE 30, 1994 AND 1993


             Increase (Decrease) in Cash and Cash Equivalents

                                                  June 30,         June 30,
                                                   1994             1993
                                                (26 weeks)       (26 weeks)

Cash flows from financing activities:
  Proceeds from long-term debt                  $4,509,000        $  509,000
  Principal payments on long-term debt            (138,000)       (4,045,000)
  Principal payments on capital leases            (286,000)         (282,000)
  Retirement of long-term debt                     (75,000)
  Dividends paid                                (3,073,000)         (400,000)

                                               ___________        __________
     Net cash provided by (used for)
       financing activities                        937,000        (4,218,000)
                                               ___________        __________

     Increase (decrease) in cash
       and cash equivalents                      1,178,000          (187,000)

Cash and cash equivalents,
 beginning of period                             1,172,000         1,189,000
                                               ___________        __________

   CASH AND CASH EQUIVALENTS,
     END OF PERIOD                              $2,350,000        $1,002,000
                                               ===========        ==========



Supplemental disclosures:

 Interest paid on debt                          $7,122,000        $5,481,000





                     CARROLS CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                          ___________________________


     1. In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of normal and recurring accruals) necessary to present fairly the Company's financial position as of June 30, 1994 and December 31, 1993, the results of operations for the three and six months ended June 30, 1994 and 1993 and cash flows for the six months ended June 30, 1994 and 1993. These financial statements should be read in conjunction with the Company's annual report on Form 10K for the period ended
December 31, 1993.


     2.   The results of operations for the three months and six months ended
June 30, 1994 and 1993, are not necessarily indicative of the results to be expected for the full year.


     3.   Inventories at June 30, 1994 and December 31, 1993, consisted of:

                                     June 30,       December 31,
                                       1994             1993
Raw material (food and
  paper products)                 $ 1,228,000        $ 1,205,000

Supplies and promotional
  materials                           836,000            846,000

                                  $ 2,064,000        $ 2,051,000

/TABLE

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                 OF OPERATIONS AND FINANCIAL CONDITION


Results of Operations
THREE MONTHS ENDED JUNE 30, 1994 VERSUS THREE MONTHS ENDED JUNE 30, 1993:

     Sales for the three months ended June 30, 1994 increased $8.4 million, or 20.2%, as compared to the three months ended June 30, 1993. The Company operated an average of 201 Burger King restaurants for the second quarter of 1994 as compared to an average of 177 for the second quarter of 1993. Average restaurant unit sales increased 6.0% in the second quarter of 1994 as compared to 1993. Sales at comparable restaurants, the 172 restaurants operating for the entirety of the compared periods, increased $1.7 million, or 4.1%. Net restaurant selling prices decreased approximately 2.5% resulting from a 10.4 % reduction in menu prices offset by a 7.9% increase from fewer discount promotions in 1994.

     Cost of sales (food and paper costs) for the three months ended June 30, 1994 increased in dollars due to higher sales. Cost of sales as a percentage of sales decreased 0.3% from 1993 to 1994 as a result of lower commodity costs, especially beef, partially offset by the increase from the effect of lower net restaurant selling prices.

     Restaurant wages and related expenses decreased from 29.7% of sales to 28.8% of sales when comparing the three months ended June 30, 1993 to 1994. Productive labor efficiencies and the effect of higher sales on the fixed componet of restaurant wages more than offset the effects of lower restaurant selling prices and increased wage rates.

     Other restaurant operating expenses increased by $1.9 million and by 0.5% as a percentage of sales for 1994 compared to 1993. The increase in dollars was caused primarily by expenses associated with the operation of the additional restaurants during the most recent three months when compared to the prior year's three months.

     Increased depreciation and amortization due to the additional restaurants in operation during the second quarter of 1994 was more than offset by the reduction in depreciation and amortization caused by assets becoming fully depreciated.

     An increase in advertising payments to Burger King Corporation of $0.3 million (based on sales levels) was partially offset by decreases in other forms of promotional activities ($0.1 million) when comparing the three months ended June 30, 1994 to the three months ended June 30, 1993. The increase in administrative expenses of $0.4 million when comparing 1994 to 1993 was principally caused by an increase in anticipated expenses related to the improved operations.

     An increase in average interest rates and an increase in average loan balances outstanding caused interest expense to increase $0.8 million for the three months ended June 30, 1994 compared to 1993.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
OF OPERATIONS AND FINANCIAL CONDITION (CONT')



SIX MONTHS ENDED JUNE 30, 1994 COMPARED TO SIX MONTHS ENDED JUNE 30 1993:


Sales for the six months ended June 30, 1994 increased $14.8 million, or 18.9%, as compared to the six months ended June 30, 1993. The Company operated an average of 198 Burger King restaurants for the first six months of 1994 as compared to an average of 177 for the first six months of 1993. Average restaurant unit sales increased 6.3% in the first six months of 1994 as compared to 1993. Sales at comparable restaurants, the 172 restaurants operating for the entirety of the compared periods, increased $2.9 million, or 3.8%. Net restaurant selling prices decreased approximately 5.2% resulting from a 10.5% reduction in menu prices offset by a 5.3% increase from fewer discount promotions in 1994.

Cost of sales (food and paper costs) for the six months ended June 30, 1994 increased in dollars due to higher sales. Cost of sales as a percentage of sales increased 0.8% from 1993 to 1994 as a result of the effect of lower net restaurant selling prices, partially offset by decreases in various commodity costs, especially beef.

Restaurant wages and related expenses decreased from 31.2% of sales to 30.1% of sales when comparing the six months ended June 30, 1993 to 1994. Productive labor efficiencies and the effect of higher sales on the fixed componet of restaurant wages more than offset the effects of lower restaurant selling prices and increased wage rates.


Other restaurant operating expenses increased by $3.5 million and by 0.5% as a percentage of sales for 1994 compared to 1993. The increase in dollars was caused primarily by expenses associated with the operation of the additional restaurants during the most recent six months when compared to the prior year's six months.

Increased depreciation and amortization due to the additional restaurants in operation during the first six months of 1994 was more than offset by the reduction in depreciation and amortization caused by assets becoming fully depreciated.

An increase in advertising payments to Burger King Corporation of $0.6 million (based on sales levels) was partially offset by decreases in other forms of promotional activities ($0.1 million) when comparing the six months ended June 30, 1994 to the six months ended June 30, 1993. The increase in administrative expenses of $0.4 million when comparing 1994 to 1993 was principally caused by an increase in anticipated expenses related to the improved operations.

An increase in average interest rates and an increase in average loan balances outstanding caused interest expense to increase $1.4 million for the six months ended June 30, 1994 compared to 1993.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
            OF OPERATIONS AND FINANCIAL CONDITION (CONT'D)




Liquidity and Capital Resources



     The operating activities of the Company provided $4.1 million of cash for the six months ended June 30, 1994. Capital spending for property, equipment and franchise rights was $4.5 million, which included the acquisition of three restauants in North Carolina, three restaurants in New York and the construction of one new restaurant during the first six months of 1994. Dividends of $3.1 million were paid to Carrols Holdings Corp (the Company's parent) for the payment by Holdings of $.4 million of regular quarterly preferred stock dividends and $2.7 million for the completion of the redemption and retirement of common stock and warrants that were tendered under an offer made in October 1993 by Holdings to purchase a limited amount of its common stock and common stock equivalents. $4.5 million was borrowed under the Company's Senior Secured Credit Facility during the six months ended June 30, 1994.

     At June 30, 1994, the Company had $15.5 million available under its Senior Secured Credit Facility, after reserving $2.5 million for a letter of credit guaranteed by the Senior Secured Credit Facility. The Company believes that future cash flow from operations together with funds available under the Senior Secured Credit Facility will be sufficient to meet all interest and principal payments under its indebtedness, fund the maintenance of property and equipment, fund restaurant remodeling required under the Company's franchise agreements, and meet required payments in respect of Holding's preferred stock (subject to the terms of the Senior Note Indenture and the Senior Secured Credit Facility) with the balance, to the extent available, used to provide funds for future acquisitions.



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

                                   CARROLS CORPORATION
                                   968 James Street
                                   Syracuse, New York 13203
                                        (Registrant)


August 12, 1994                    (Alan Vituli)
Date                               (Signature)
                                   Alan Vituli
                                   Chairman and Chief Executive
                                   Officer




August 12, 1994                    (Richard V. Cross)
Date                               (Signature)
                                   Richard V. Cross
                                   Executive Vice President -
                                   Finance and Treasurer