Form 10-Q
period 1994-09-30
CARROLS CORP
filed 1994-11-14
CIK 17927

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                 FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


For the nine months ended                            Commission File Number
  September 30, 1994                                         1-6553

                             CARROLS CORPORATION
            (Exact name of registrant as specified in its charter)


           Delaware                                       16-0958146
(State or other jurisdiction of                        (I.R.S. Employer
 incorporation or organization)                     Identification Number)


       968 James Street
       Syracuse, New York                                  13203
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


                  Yes   X                    No


Common stock, par value $1.00, outstanding at November 14, 1994.

                         10 shares


                       PART 1 - FINANCIAL INFORMATION

                    CARROLS CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS
                   SEPTEMBER 30, 1994 AND DECEMBER 31, 1993
             ASSETS                            September 30,     December 31,
                                                   1994               1993
Current assets:
  Cash and cash equivalents                   $  1,936,000      $  1,172,000
  Trade and other receivables                      701,000           632,000
  Inventories                                    2,018,000         2,051,000
  Prepaid expenses and other current assets        825,000           760,000
                                                 _________         _________
       Total current assets                      5,480,000         4,615,000


Property and equipment, at cost:
  Land                                           6,383,000         6,431,000
  Buildings and improvements                    13,514,000        14,341,000
  Leasehold improvements                        34,317,000        34,025,000
  Equipment                                     39,033,000        35,012,000
  Capital leases                                15,558,000        15,689,000
  Construction in progress                         215,000           100,000
                                               ___________       ___________
                                               109,020,000       105,598,000
  Less accumulated depreciation
    and amortization                           (52,317,000)      (47,254,000)
                                               ___________       ___________

       Net property and equipment               56,703,000        58,344,000

Franchise rights, at cost (less accumulated
  amortization of $16,942,000 at September 30,
  1994 and $15,146,000 at December 31, 1993).   46,588,000        39,566,000

Beneficial leases, at cost (less accumulated
  amortization of $7,245,000 at September 30,
  1994 and $6,921,000 at December 31,1993).      8,593,000         9,233,000
Excess of cost over fair value of assets
  acquired (less accumulated amortization of
  $448,000 at September 30, 1994 and $404,000
  at December 31, 1993).                         1,863,000         1,907,000

Other assets                                     6,104,000         6,070,000
                                              ____________      ____________
                                              $125,331,000      $119,735,000
                                              ============      ============
FN></TABLE


                    CARROLS CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED BALANCE SHEETS (CONT'D)
                  SEPTEMBER 30, 1994 AND DECEMBER 31, 1993
LIABILITIES AND STOCKHOLDER'S (DEFICIT)

                                                September 30,    December 31,
                                                    1994             1993
Current liabilities:
  Current portion of long-term debt            $   258,000      $    283,000
  Current portion of capital lease obligations     552,000           584,000
  Accounts payable                               3,743,000         5,845,000
  Accrued liabilities:
    Payroll and employee benefits                2,988,000         2,340,000
    Taxes - income and other                     1,280,000         1,073,000
    Other                                        3,026,000         3,432,000
    Interest                                     1,747,000         4,864,000
                                                __________        __________

        Total current liabilities               13,594,000        18,421,000


Long-term debt, net of current portion         129,761,000       114,197,000

Capital lease obligations,
  net of current portion                         4,163,000         4,603,000

Deferred income - sale/leaseback of real estate  1,919,000         1,998,000

Accrued postretirement benefits                  1,354,000         1,288,000

Deposits and other noncurrent liabilities        1,909,000         1,632,000
                                               ___________       ___________
        Total liabilities                      152,700,000       142,139,000


Stockholder's (deficit):
  Common stock, par value $1; authorized 1,000
    shares, issued and outstanding - 10 shares          10                10
  Additional paid-in capital                     1,674,990         4,447,990

  Accumulated deficit                          (29,044,000)      (26,852,000)
                                                __________        __________

    Total stockholder's (deficit)              (27,369,000)      (22,404,000)
                                               ___________       ___________
                                              $125,331,000      $119,735,000
                                              ============       ===========
FN></TABLE



                      CARROLS CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  THREE MONTHS ENDED SEPTEMBER 30, 1994 AND 1993




                                              September 30,     September 30,
                                                 1994              1993
                                               (13 weeks)        (13 weeks)

Revenues:
  Sales                                       $ 55,811,000      $ 48,254,000
  Other income                                      65,000            52,000
                                               ___________       ___________
                                                55,876,000        48,306,000


Costs and expenses:
  Cost of sales                                 15,507,000        13,838,000
  Restaurant wages & related expenses           15,800,000        14,007,000
  Other restaurant operating expenses           11,295,000         9,688,000
  Depreciation and amortization                  2,882,000         2,840,000
  Administrative and advertising expenses        4,623,000         4,337,000
  Interest expense                               3,671,000         3,344,000
  Loss on closing restaurants and other          1,800,000              -
                                               ___________       ___________

                                                55,578,000        48,054,000
                                               ___________       ___________
Income from operations before
  extraordinary item                               298,000           252,000

Extraordinary item-loss on extinguishment
  of debt                                             -           (4,883,000)
                                               ___________        ___________

   Net income (loss)                          $    298,000      $ (4,631,000)
                                               ===========       ===========




                      CARROLS CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                   NINE MONTHS ENDED SEPTEMBER 30, 1994 AND 1993




                                              September 30,     September 30,
                                                  1994              1993
                                               (39 weeks)        (39 weeks)

Revenues:
  Sales                                       $148,722,000      $126,398,000
  Other income                                     174,000           324,000
                                               ___________       ___________
                                               148,896,000       126,722,000


Costs and expenses:
  Cost of sales                                 42,431,000        35,840,000
  Restaurant wages & related expenses           43,798,000        38,402,000
  Other restaurant operating expenses           30,893,000        25,747,000
  Depreciation and amortization                  8,308,000         8,521,000
  Administrative and advertising expenses       13,080,000        11,930,000
  Interest expense                              10,778,000         9,047,000
  Loss on closing restaurants and other          1,800,000              -
                                                __________        __________

                                               151,088,000       129,487,000

Loss from operations before
  extraordinary item                            (2,192,000)       (2,765,000)

Extraordinary item-loss on extinguishment
  of debt                                             -           (4,883,000)
                                               ___________       ___________


   Net (loss)                                 $ (2,192,000)     $ (7,648,000)
                                               ===========       ===========

                   CARROLS CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
               NINE MONTHS ENDED SEPTEMBER 30, 1994 AND 1993

              Increase (Decrease) in Cash and Cash Equivalents

                                               September 30,    September 30,
                                                   1994             1993
                                                (39 weeks)       (39 weeks)
Cash flows from
 operating activities:
  Net loss                                     $(2,192,000)      $(7,648,000)
   Adjustments to reconcile net loss
    to cash provided by operating
    activities:
      Non-cash charges included in loss on
       closing restaurants and other             1,800,000             -
      Non-cash charges included in
       extraordinary loss                            -             4,883,000
      Depreciation and amortization              8,308,000         8,521,000
      Change in assets and liabilities:
       Trade and other receivables                 (69,000)         (514,000)
       Inventories                                  33,000          (103,000)
       Prepaid expenses and other
        current assets                             (61,000)          121,000
       Other assets                               (305,000)          232,000
       Accounts payable                         (2,102,000)          707,000
       Accrued interest                         (3,117,000)          846,000
       Accrued taxes - income and other            207,000          (254,000)
       Accrued payroll and employee benefits       648,000           261,000
       Deposits and other reserves                  40,000        (4,262,000)
       Other accrued liabilities                  (172,000)          610,000
       Other                                       (29,000)           25,000
                                                 _________         _________

    Cash provided by operating activities        2,989,000         3,425,000
                                                 _________         _________
Cash flows from investing activities:
  Capital expenditures:
   Property and equipment                       (2,799,000)       (1,133,000)
   New restaurants                                (817,000)       (1,174,000)
   Acquisition of restaurants                  (11,588,000)      (10,398,000)
   Franchise rights                               (123,000)         (149,000)
  Issuance of notes and mortgages                    -              (821,000)
  Payments received on notes, mortgages
   and capital subleases receivable                 75,000            69,000
  Disposal of property, equipment
   and franchise rights                            517,000         1.220,000
                                                __________        __________

    Net cash used for investing activities     (14,735,000)      (12,386,000)
                                                __________        __________
FN></TABLE

                     CARROLS CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONT'D)
                 NINE MONTHS ENDED SEPTEMBER 30, 1994 AND 1993


               Increase (Decrease) in Cash and Cash Equivalents

                                               September 30,    September 30,
                                                   1994             1993
                                                (39 weeks)       (39 weeks)

Cash flows from financing activities:
  Proceeds from long-term debt                  $15,815,000     $121,039,000
  Principal payments on long-term debt             (202,000)      (4,116,000)
  Principal payments on capital leases             (427,000)        (429,000)
  Retirement of long-term debt                      (75,000)    (106,728,000)
  Proceeds from sale-leaseback transactions         672,000             -
  Dividends paid                                 (3,273,000)        (600,000)

                                                ___________      ___________
     Net cash provided by
       financing activities                      12,510,000        9,166,000
                                                ___________      ___________

     Increase in cash
       and cash equivalents                         764,000          205,000

Cash and cash equivalents,
 beginning of period                              1,172,000        1,189,000
                                                ___________       __________

   CASH AND CASH EQUIVALENTS,
     END OF PERIOD                               $1,936,000       $1,394,000
                                                ===========       ==========



Supplemental disclosures:

 Interest paid on debt                          $13,894,000       $8,201,000





                     CARROLS CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                          ___________________________


     1. In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of normal and recurring accruals) necessary to present fairly the Company's financial position as of September 30, 1994 and December 31, 1993, the results of operations for the three and nine months ended September 30, 1994 and 1993 and cash flows for the nine months ended September 30, 1994 and 1993. These financial statements should be read in conjunction with the Company's annual report on Form 10K for the period ended December 31, 1993.


     2.   The results of operations for the three months and nine months ended
September 30, 1994 and 1993, are not necessarily indicative of the results to be expected for the full year.


     3.   Inventories at September 30, 1994 and December 31, 1993, consisted of:

                                   September 30,       December 31,
                                       1994                1993
Raw material (food and
  paper products)                 $ 1,237,000        $ 1,205,000

Supplies and promotional
  materials                           781,000            846,000

                                  $ 2,018,000        $ 2,051,000

     4. The loss on closing restaurants and other of $1.8 million for the three and nine months ended September 30, 1994 reflects the loss from the anticipated closing of eight restaurants and the write down to estimated realizable value of an unused warehouse. The eight restaurants are each operating at a negative annual cash flow with current trends indicating no significant future improvement. These restaurants are operating under real estate leases that expire primarily during the next fiscal year and will not be renewed. The warehouse, which is beneficially owned by the Company, has not been utilized in the Company's operations for several years but until recently has been leased. The charge includes a write down of the related operating assets to net realizable value and accrual of estimated operating losses through the projected dates of closing.
[FN]

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                 OF OPERATIONS AND FINANCIAL CONDITION


Results of Operations
THREE MONTHS ENDED SEPTEMBER 30, 1994 VERSUS THREE MONTHS ENDED SEPTEMBER 30, 1993:

     Sales for the three months ended September 30, 1994 increased $7.6 million, or 15.7%, as compared to the three months ended September 30, 1993. The Company operated an average of 213 Burger King restaurants for the third quarter of 1994 as compared to an average of 193 for the third quarter of 1993. Average restaurant unit sales increased 5.4% in the third quarter of 1994 as compared to 1993. Sales at comparable restaurants, the 175 restaurants operating for the entirety of the compared periods, increased $1.8 million, or 4.3%. Net restaurant selling prices decreased approximately 1.6% resulting from a 9.5 % reduction in menu prices offset by a 7.9% increase from fewer discount promotions in 1994.

     Cost of sales (food and paper costs) for the three months ended September 30, 1994 increased in dollars due to higher sales. Cost of sales as a percentage of sales decreased 0.9% from 1993 to 1994 as a result of lower commodity costs, especially beef, partially offset by the increase from the effect of lower net restaurant selling prices.

     Restaurant wages and related expenses decreased from 29.0% of sales to 28.3% of sales when comparing the three months ended September 30, 1993 to 1994. Productive labor efficiencies and the effect of higher sales on the fixed component of restaurant wages more than offset the effects of lower restaurant selling prices and increased wage rates.

     Other restaurant operating expenses increased by $1.6 million and by 0.1% as a percentage of sales for 1994 compared to 1993. The increase in dollars was caused primarily by expenses associated with the operation of the additional restaurants during the most recent three months when compared to the prior year's three months.

     Increased depreciation and amortization due to the additional restaurants in operation during the third quarter of 1994 was almost entirely offset by the reduction in depreciation and amortization caused by assets becoming fully depreciated.

     An increase in advertising payments to Burger King Corporation of $0.3 million (based on sales levels) was partially offset by decreases in other forms of promotional activities ($0.2 million) when comparing the three months ended September 30, 1994 to the three months ended September 30, 1993. An increase in administrative expenses of $0.2 million when comparing 1994 to 1993 was principally caused by an increase in anticipated expenses related to the improved operations.

     An increase in average loan balances outstanding was the principle cause for interest expense to increase $0.3 million for the three months ended September 30, 1994 compared to 1993.

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
              OF OPERATIONS AND FINANCIAL CONDITION (CONT.)


     The loss on closing restaurants and other of $1.8 million during the three months ended September 30, 1994 represents the loss from the anticipated closing of eight restaurants and the write down to estimated realizable value of an unused warehouse. The charge includes a write down of the related operating assets to net realizable value and accrual of estimated operating losses through the projected date of closing.

     During August 1993, the Company completed a refinancing of existing debt. In conjunction with the refinancing, the Company incurred an extraordinary charge of $4.9 million for expenses related to the extinguishment of the then existing debt.

NINE MONTHS ENDED SEPTEMBER 30, 1994 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30 1993:

     Sales for the nine months ended September 30, 1994 increased $22.3 million, or 17.7%, as compared to the nine months ended September 30, 1993. The Company operated an average of 203 Burger King restaurants for the first nine months of 1994 as compared to an average of 182 for the first nine months of 1993.
Average restaurant unit sales increased 6.3% in the first nine months of 1994 as compared to 1993. Sales at comparable restaurants, the 172 restaurants operating for the entirety of the compared periods, increased $4.7 million, or 4.0%. Net restaurant selling prices decreased approximately 2.1% resulting from a 10.2% reduction in menu prices offset by an 8.1% increase from fewer discount promotions in 1994.

     Cost of sales (food and paper costs) for the nine months ended September 30, 1994 increased in dollars due to higher sales. Cost of sales as a percentage of sales increased 0.1% from 1993 to 1994 as a result of the effect of lower net restaurant selling prices, partially offset by decreases in various commodity costs, especially beef.

     Restaurant wages and related expenses decreased from 30.4% of sales to 29.4% of sales when comparing the nine months ended September 30, 1993 to 1994. Productive labor efficiencies and the effect of higher sales on the fixed component of restaurant wages more than offset the effects of lower restaurant selling prices and increased wage rates.


     Other restaurant operating expenses increased by $5.1 million and by 0.4% as a percentage of sales for 1994 compared to 1993. The increase in dollars was caused primarily by expenses associated with the operation of the additional restaurants during the most recent nine months when compared to the prior year's nine months.

     Increased depreciation and amortization due to the additional restaurants in operation during the first nine months of 1994 was more than offset by the reduction in depreciation and amortization caused by assets becoming fully depreciated.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
           OF OPERATIONS AND FINANCIAL CONDITION (CONT'D)



     An increase in advertising payments to Burger King Corporation of $0.9 million (based on sales levels) was partially offset by decreases in other forms of promotional activities ($0.4 million) when comparing the nine months ended September 30, 1994 to the nine months ended September 30, 1993. The increase in administrative expenses of $0.6 million when comparing 1994 to 1993 was principally caused by an increase in anticipated expenses related to the improved operations.

     An increase in average loan balances outstanding was the principle cause for interest expense to increase $1.7 million for the nine months ended September 30, 1994 compared to 1993.

     The loss on closing restaurants and other of $1.8 million during the nine months ended September 30, 1994 represents the loss from the anticipated closing of eight restaurants and the write down to estimated realizable value of an unused warehouse. The charge includes a write down of the related operating assets to net realizable value and accrual of estimated operating losses through the projected date of closing.

     During August of 1993, the Company completed a refinancing of existing debt. In conjunction with the refinancing, the Company incurred an extraordinary charge of $4.9 million for expenses related to the extinguishment of the then existing debt.


Liquidity and Capital Resources


     The operating activities of the Company for the nine months ended September 30, 1994 provided $3.0 million of cash after using $3.1 million because of the difference between the accrual for and the actual payments of interest on the Company's Senior Notes and after using cash of $2.1 million to take advantage of a favorable change in payment terms with the Company's major supplier. Capital spending for property, equipment and franchise rights was $15.3 million, which included the acquisition of three restaurants in North Carolina, 19 restaurants in New York and the construction of one new restaurant during the first nine months of 1994. Dividends of $3.3 million were paid to Carrols Holdings Corp (the Company's parent) for the payment by Holdings of $0.6 million of regular quarterly preferred stock dividends and $2.7 million for the completion of the redemption and retirement of common stock and warrants that were tendered under an offer made in October 1993 by Holdings to purchase a limited amount of its common stock and common stock equivalents. The sale and leaseback of one restaurant property generated $0.7 million. $15.8 million was borrowed under the Company's Senior Secured Credit Facility during the nine months ended September 30, 1994.

     At September 30, 1994, the Company had $3.2 million available under its Senior Secured Credit Facility, after reserving $2.5 million for a letter of credit guaranteed by the Senior Secured Credit Facility. The Company believes

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
           OF OPERATIONS AND FINANCIAL CONDITION (CONT'D)



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

                                   CARROLS CORPORATION
                                   968 James Street
                                   Syracuse, New York 13203
                                        (Registrant)


November 14, 1994                  (Alan Vituli)
Date                               (Signature)
                                   Alan Vituli
                                   Chairman and Chief Executive
                                   Officer




November 14, 1994                  (Richard V. Cross)
Date                               (Signature)
                                   Richard V. Cross
                                   Executive Vice President -
                                   Finance and Treasurer