Form 10-Q/A
period 1994-09-30
CARROLS CORP
filed 1995-02-01
CIK 17927

CARROLS CORPORATON
                          968 James Street
                          Syracuse, N.Y.  13207


                                          November 14, 1994

Securities and Exchange commission
Washington, D.C.  20549

Gentlemen:

Pursuant to the requirements of the Securities Exchange Act of 1934, we are transmitting herewith the attached Form 10-Q.

Sincerely,

CARROLS CORPORATION

Paul Drotar

Paul Drotar, Vice President-
Controller

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


















<PAGE
                               EXHIBIT INDEX

Number                 Description

  27                   Financial Data Schedule