Form 10-K
CARROLS CORP
filed 1995-03-30
CIK 17927

                         SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.  20549

                                      FORM 10-K

                  Annual Report Pursuant to Section 13 or 15 (d) of
                         the Securities Exchange Act of 1934

                       For Fiscal Year Ended December 31, 1994

                            Commission File Number 1-6553

                                 CARROLS CORPORATION
             (Exact name of Registrant as specified in its charter)

Delaware                                                 16-0958146
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                          Identification No.)

968 James Street, Syracuse, New York                             13203
(Address of principal executive office)                        (Zip Code)


                                   (315) 424-0513
                (Registrant's telephone number, including area code)


Securities registered pursuant to Section 12(b) of the Act:   None

Securities registered pursuant to Section 12(g) of the Act:
                            11 1/2% Senior Notes Due  2003
                                  (Title of Class)

       Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes x      No

       The aggregate market value of the voting stock held by non-affiliates of
the Registrant:   No voting stock is held by non-affiliates.


       The number of shares outstanding of each of the Registrant's classes of common stock, as of March 15, 1995: 10.

Documents Incorporated by Reference:  None

                                            PART I



ITEM 1.  BUSINESS

HISTORICAL DEVELOPMENT

     Carrols Corporation (the "Company" or "Carrols") was incorporated in 1968 and through 1976 its principal business was the operation of fast food hamburger restaurants under the name Carrols Restaurants and movie theaters under the name CinemaNational. In 1976, as a result of growing competition from larger and better recognized national fast food restaurant chains, Carrols became a franchisee of Burger King Corporation ("BKC") and began converting its restaurants to Burger King restaurants and ceased operating and franchising restaurants under the name of Carrols Restaurants. In order to facilitate the financing of the conversion of these restaurants, Carrols disposed of a substantial portion of its movie theater assets.

     In 1969, Carrols offered its common stock through an initial public offering. The Company's shares were listed for trading on the New York Stock Exchange in 1983.

     The Company was acquired in December 1986 (the "Acquisition") by Carrols Holdings Corporation ("Holdings"), a corporation formed to effect the Acquisition by Mr. Alan Vituli and other members of the Company's current senior management, a private investor group and certain institutional investors. As a result of the Acquisition, Carrols became a wholly-owned subsidiary of Holdings. In March, 1992, Mr. Vituli, who was Chairman of the Board of the Company from the time of the Acquisition in December, 1986, was also elected to serve as Chief Executive Officer. Mr. Daniel T. Accordino became President of the Company in February, 1993. In January, 1995, the Company entered into three-year employment agreements with Messrs. Vituli and Accordino. See "Executive Compensation -- Employment Agreements".

     At the time of the Acquisition, the Company owned 138 Burger King restaurants and a food distribution business. In August 1990, the Company sold the distribution business to Burger King Distribution Services (BKDS), a division of BKC. Carrols currently purchases substantially all of its requirements for foodstuffs and paper and packaging products from ProSource Services Corporation ("ProSource"), the successor to BKDS, pursuant to a five year supply agreement which was entered into on April 1, 1994 and which expires on March 31, 1999. See "Business--Supplies and Distribution."

       Since the Acquisition, Carrols has expanded its operations from 138 Burger King restaurants to 217 as of March 15, 1995. During this period, Carrols built 27 restaurants, purchased 61 restaurants, and disposed of or closed nine restaurants. See "Business--Restaurant Locations." Since October 1992, the Company has acquired 50 Burger King restaurants through the 1992 acquisition of ten Burger King restaurants for a purchase price of approximately $7.4 million, the 1993 acquisition of 18 Burger King restaurants for a purchase price of approximately $10.5 million and the 1994 acquisition of 22 restaurants in three separate transactions, for a total purchase price of $11.6 million.

             On August 17, 1993 the Company consummated a refinancing (the
"Refinancing") that repaid all outstanding amounts under the then existing senior secured credit facility, the senior subordinated notes and the subordinated debentures. Under the terms of the refinancing and the Company's present outstanding indebtedness, debt amortization requirements are less than $1.0 million per year until 2000. The Refinancing included the issuance of $110.0 million aggregate principal amount of 11-1/2% Senior Notes due 2003 and the concurrent closing of a new $25.0 million senior secured revolving credit facility (the "Senior Secured Credit Facility") which replaced the Company's
existing senior secured credit facility with the same lender.    On December 20,
1994, Carrols amended certain provisions of the Senior Secured Credit Facility which included an increase in the maximum amount of the revolver to the original $25.0 million, elimination of the scheduled annual reductions in the maximum revolver available and a reduction in the interest rate. As part of the amendment, an additional $5.0 million credit facility was added to the existing $25.0 million facility, which additional facility will be secured by the 22 Burger King restaurants acquired during 1994. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources".

COMPANY OPERATIONS

       General. Since 1976, the Company's principal business has been the operation of Burger King restaurants. The Company is the largest independent Burger King franchisee in the United States. As of March 15, 1995, the Company operated, as franchisee, 217 Burger King restaurants, of which 195 are free-standing restaurants and 22 are located in retail shopping centers or specialty stores. Carrols currently operates Burger King restaurants in nine Northeastern and Midwestern states and one Southeastern state.

     Carrols' Burger King restaurants are typically open seven days a week from 7:00 a.m. to 11:00 p.m. Substantially all of Carrols' Burger King restaurants offer a breakfast menu and the traditional Burger King menu for lunch and dinner. The majority of the Company's Burger King restaurants are free-standing buildings offering in-store seating and drive-thru service. A standard, free-standing Burger King restaurant building typically has an area of approximately 3,000 square feet with a seating capacity of approximately 90 and adjacent parking areas. Smaller Burger King facilities are utilized in retail shopping centers. In Carrols' free-standing Burger King restaurants, greater than 50% of sales are generated through drive-thru windows. Carrols leases most of its restaurant properties, although it owns the land and buildings on which 17 restaurants are located. See "Business--Properties."

       Burger King.   There are approximately 7,400 Burger King restaurants
worldwide making BKC the second largest hamburger fast food operation. BKC has been franchising since 1954 and has expanded to locations in all 50 states, the
 District of Columbia and  approximately 50 foreign countries.

       Burger King restaurants are fast food restaurants of distinctive design which serve a limited menu of moderately-priced foods and offer efficient and rapid service. The Company believes that convenience, speed of service, quality of food and price/value are the primary competitive advantages of Burger King restaurants. Burger King restaurants appeal to a broad spectrum of consumers, with different meal segments tending to appeal to different groups.

       Burger King restaurants feature flame-broiled hamburgers, which are an integral part of the Burger King identity, and several widely-known, trademarked products, the most popular being the Whopper sandwich, which is a large, flame-broiled hamburger on a five-inch toasted bun garnished with combinations of mayonnaise, lettuce, onions, pickles and tomatoes. The basic menu of all Burger King restaurants consists primarily of hamburgers, cheeseburgers, chicken sandwiches and filets, fish sandwiches, french fried potatoes, salads, shakes, desserts, soft drinks, milk and coffee. From time to time, other promotional items are added to the menu for limited periods. BKC continually seeks to develop new products and concepts as it endeavors to enhance the menu and service of Burger King restaurants.

       Franchise Agreements. Each of Carrols' Burger King restaurants operates under a separate Franchise Agreement from BKC. The Franchise Agreements require, among other things, that all restaurants be of standardized design and be operated in a prescribed manner, including utilization of the standard Burger King menu. The Franchise Agreements generally provide for an initial term of 20 years and have an initial fee of $40,000. At the option of BKC, a Successor Franchise Agreement may be granted for an additional 20 year term, provided the restaurant meets the then-current BKC operating standards and the Company is not in default under the relevant Franchise Agreement. Currently, the Successor Franchise Agreement fee is $25,000 per restaurant. In addition to this fee, in order to obtain a Successor Franchise Agreement, Carrols is typically required to make capital improvements to the subject restaurant to bring the restaurant up to BKC's then-current design standards. The amount of such capital expenditures will vary widely depending upon the magnitude of the required changes and the degree to which the Company has made interim changes to the restaurant. Although the Company estimates that a substantial remodeling can cost in excess of $250,000, the Company's average remodeling cost over the past five years has been approximately $140,000 per restaurant. The Franchise Agreements are non-cancelable except for failure to abide by the terms thereof.

       Carrols believes that it enjoys a good relationship with BKC, and believes that it will satisfy BKC's normal Successor Franchise Agreement policies and, accordingly, that Successor Franchise Agreements will be granted in due course by BKC at expiration of the existing Franchise Agreements. BKC has granted Successor Franchise Agreements for all of the Franchise Agreements for which the Company has sought Successor Agreements.

       In addition to the initial franchise fee, franchisees currently pay to BKC a monthly royalty of 3-1/2% of the gross revenues from their Burger King restaurants. Burger King operators currently also contribute 4% of monthly gross revenues from their Burger King restaurants to fund BKC's national and regional advertising. BKC engages in substantial advertising and promotional activities and other efforts to maintain and enhance the nationwide Burger King system. Carrols supplements BKC's marketing with local advertising and promotional campaigns. See "Business--Business Strategy" and "--Advertising and Promotion."

       The franchisee of a new restaurant must also purchase the requisite equipment, seating, signage, and pay various other costs to open a new Burger King restaurant. The Company estimates that the average costs for a standard free-standing restaurant are approximately $260,000 (excluding the cost of the building and related real estate). In addition, the Company estimates that the aggregate cost of constructing a free-standing restaurant and the cost of the associated real estate ranges from $650,000 to $1,000,000 (or higher) depending upon building type, land costs and site work.

       The BKC Franchise Agreement does not grant any franchisee exclusive rights to a defined territory. The Company believes that BKC generally seeks to ensure that newly granted franchises do not materially adversely affect the operations of existing Burger King restaurants.

       The Company is required to obtain BKC's consent prior to the acquisition or development of new Burger King restaurants. BKC has the right of first refusal to purchase any Burger King restaurant which the Company wishes to acquire. In addition, BKC's prior consent is required for the sale by the Company of any of its restaurants. Since the Acquisition, BKC has consented to each of the Company's proposed acquisitions.

       Management Structure; Staffing; Training. Substantially all executive management, finance, marketing and operation support functions are conducted centrally at Carrols' Syracuse, New York headquarters. The Company currently has three vice president-regional directors who are responsible for the operations of all Burger King restaurants in their respective regions. Each of the three
regional directors has been employed by Carrols for over 20 years.   A fourth
regional director has replaced a recently retired vice president-regional director. There are 28 district supervisors who report to the regional directors. The district supervisors have responsibility for an average of eight restaurants and are responsible for direct supervision of the day-to-day operations of the restaurants. Typically, district supervisors previously served as restaurant managers at one of Carrols' restaurants. Both regional directors and district supervisors are compensated with a fixed salary plus an incentive bonus based upon the performance of the restaurants under their supervision.

       A typical Carrols' Burger King restaurant is staffed with hourly employees, who are supervised by a full-time manager and two or three assistant managers.

       Carrols provides both classroom and in-restaurant training for its salaried and hourly personnel, in addition to training programs provided by BKC. Carrols believes that training and management development are integral to its success.

       Control Systems. Financial and management control of Carrols' restaurants is facilitated by the use of a computerized point of sale system which electronically communicates data from each of the Company's restaurants to Carrols' centralized management information system on a daily basis. Sales reports, payroll data, food and labor cost analyses, and other operating information for each restaurant are also available daily to the restaurant manager, who is expected to react quickly to trends or situations in his or her restaurant. The daily information is accumulated for weekly operating reports covering significant restaurant performance indicators for each restaurant. These reports are monitored by each management level from district supervisor through senior management. Carrols believes that these systems materially enhance its ability to control and manage its restaurant operations.

      Factors Affecting the Company's Operations. Carrols' business is affected by conditions which reduce automobile usage, such as inclement weather, gasoline prices and road construction. Weather conditions can be particularly severe in the Northeast where the Company operates a significant number of its Burger King restaurants. See "Management's Discussion and Analysis of Financial Condition and Results of Operations." Historically, the Company's business has also been affected by changes in local and national economic conditions, consumer spending habits, consumer tastes, consumer concerns about the nutritional quality of fast food and demographic trends.

       Site Selection. The Company believes that the location of its restaurants is very important to its success. The Company's operations personnel review all potential acquisition and new development sites for accessibility, visibility, costs, surrounding traffic patterns and demographic characteristics. The Company's senior management, based upon analyses prepared by its real estate professionals and its operations division, determines the acceptability of all acquisition and new development sites. See "Business--Business Strategy."

RESTAURANT LOCATIONS

     The following table sets forth the locations of the 217 Burger King restaurants in Carrols' system at March 15, 1995.


NEW YORK (97)                 OHIO (65)                     MAINE (3)

Greater Albany (14)           Greater Akron (11)            Augusta (1)
Auburn (1)                    Alliance (2)                  Bangor (2)
Amsterdam (1)                 Archbold (1)
Greater Binghamton (6)        Ashland (1)
Boonville (1)                 Bowling Green (2)             MASSACHUSETTS (2)
Buffalo (1)                   Bryan (1)
Catskill (1)                  Greater Canton (11)           North Andover (1)
Cobleskill (1)                Greater Cleveland (12)        Billerica (1)
Cortland (1)                  Defiance (1)
Fulton (1)                    Findlay (2)
Glens Falls (2)               Fostoria (1)                  NEW JERSEY (2)
Gloversville (2)              Fremont (1)
Herkimer (1)                  Hartville (1)                 Franklin (1)
Hudson (1)                    Lima (2)                      Newton (1)
Kingston (3)                  Mansfield (6)
Middletown (2)                Medina (1)
New City (1)                  Mentor (1)                    CONNECTICUT (1)
Newburgh (3)                  New Philadelphia (2)
Niagara Falls (1)             Ottawa (1)                    Westport (1)
Norwich (1)                   Streetsboro (1)
Oneonta (2)                   Tiffin (1)
Oswego (1)                    Van Wert (1)                  VERMONT (1)
Peekskill (1)                 Wapakoneta (1)
Plattsburgh (3)               Wooster (1)                   Rutland (1)
Poughkeepsie (2)
Port Jervis (1)
Greater Rochester (15)        MICHIGAN (14)
Rome (2)
Greater Syracuse (17)         Ann Arbor (3)
Schodack (1)                  Battle Creek (4)
Greater Utica (4)             Kalamazoo (4)
Watertown (2)                 Jackson (3)
Yorktown Heights (1)

NORTH CAROLINA (24)           PENNSYLVANIA (8)

Greater Asheville (9)         Bradford (1)
Durham (7)                    East Stroudsburg (1)
Forest City (1)               Lebanon (1)
Hendersonville (2)            Reading (4)
Marion (1)                    Tamaqua (1)
Morganton (1)
Raleigh (2)
Shelby (1)

ADVERTISING AND PROMOTION

       As a Burger King franchisee, a significant portion of the Company's advertising and promotional programs are established and coordinated by BKC through regional and national advertising campaigns. Carrols supplements BKC's advertising and promotional activities with local advertising and promotions, including purchasing additional television, radio and print advertising.
Carrols also utilizes promotional programs, such as combination meals and discounted prices, targeted to its customers, thereby enabling Carrols to create a flexible and directed marketing program.

       Most BKC franchisees and BKC are required to contribute 4% of monthly gross revenues from restaurant operations to an advertising fund, utilized by BKC for its advertising and promotional programs and public relations activities. BKC's advertising programs are comprised of national campaigns and local advertising which supplements the national campaigns. BKC's advertising campaigns are generally carried on television, radio and in the mass circulated print media (national and regional newspapers and magazines). Carrols believes that one of the major advantages of being a Burger King franchisee is the leverage it realizes from the marketing power of BKC.

SUPPLIES AND DISTRIBUTION

     As a Burger King franchisee, Carrols is required to purchase all of its foodstuffs, paper and packaging from BKC-approved suppliers. Other non-food items such as kitchen utensils, equipment maintenance tools and other supplies may be purchased from any suitable source provided such items meet BKC product uniformity standards. On April 1, 1994 Carrols entered into a new supply agreement with its supplier, ProSource, pursuant to which Carrols is required to obtain all of its foodstuffs (other than bread products), paper, promotional premiums and packaging from ProSource. The new supply agreement with ProSource is a five-year agreement which expires on March 31, 1999. The Company believes that ProSource's services are competitive with alternatives available to the
Company.   Carrols purchases its bread products from local bakeries. See
"Business--Historical Development."

       There are other BKC-approved supplier/distributors which compete with ProSource. Carrols believes that it would be able to substitute another supplier if ProSource were unable, for any reason, or chose not to continue to service the Company.

       All BKC-approved suppliers are required to purchase all foodstuffs and supplies from BKC-approved manufacturers and purveyors. BKC is responsible for quality control and supervision of these manufacturers and purveyors. See "Business--Quality Assurance."

       BKC monitors all BKC-approved manufacturers and purveyors of its foodstuffs. BKC regularly visits these manufacturers and purveyors to observe the preparation of foodstuffs and run various tests to ensure that only high quality foodstuffs are sold to BKC-approved suppliers and distributors. In addition, BKC coordinates and supervises audits of approved suppliers and distributors to determine continuing product specification compliance and ensure that manufacturing plant and distribution center standards are met.

QUALITY ASSURANCE

       All Burger King franchisees, including Carrols, operate subject to a comprehensive regimen of quality assurance and health standards set by BKC, as well as standards set by Federal, state and local governmental laws and regulations. These standards include food preparation rules regarding, among other things, minimum cooking temperatures, sanitation and cleanliness. In addition, BKC has set maximum time standards for holding unsold prepared food; for example, sandwiches and french fries are discarded after ten minutes and seven minutes following preparation, respectively. The "conveyor belt" cooking system utilized in all Burger King restaurants, which is calibrated to carry hamburgers through the flame broiler at regulated speeds, helps ensure that standardized cooking times and temperatures are met.

       Carrols, through its regional directors and district supervisors, closely supervises the operation of all of its restaurants to help insure that standards and policies are followed and that product quality, customer service and cleanliness of the restaurants are maintained. BKC conducts unscheduled monthly inspections of each Burger King restaurant throughout the Burger King system.

BUSINESS STRATEGY

       The Company's primary business strategy is to expand its operations through the acquisition and construction of additional Burger King restaurants while enhancing the quality of operations and competitive position of its existing Burger King restaurants. Carrols believes the size of the nationwide Burger King system will continue to present opportunities for selective growth through acquisitions. In addition, Carrols believes that the number of markets in which the Company operates will provide opportunities for construction of new restaurants. The ability of the Company to expand through the acquisition and construction of additional Burger King restaurants is subject to, among other things, the availability of financing and obtaining the consent of the franchisor. Concurrent with growth within the Burger King system, the Company has identified other quick service restaurant concepts with appealing market niches and favorable unit economics which management believes provide excellent growth vehicles and will allow the Company to leverage its strong operations expertise. During the last 12 months, the Company entered into Area Development Agreements with Taco Cabana, Inc., and Pollo Tropical, Inc., pursuant to which the Company has the exclusive right in specified territories to develop and operate franchised restaurants in each of those concepts. See "Business -- Additional Restaurant Concepts".


GOVERNMENT REGULATION

       Carrols is subject to various Federal, state and local laws affecting its business, including various health, sanitation, fire and safety standards. Newly constructed or remodeled restaurants are subject to state and local building code and zoning requirements. In connection with the remodeling and alteration of the Company's restaurants, the Company may be required to expend funds to meet certain Federal, state and local regulations, including regulations requiring that remodeled or altered restaurants be handicap accessible. The Company is also subject to Federal and state environmental regulations, although such regulations have not had a material effect on the Company's operations.

       The Company is subject to the Fair Labor Standards Act and various state laws governing such matters as minimum wage requirements, overtime and other working conditions and citizenship requirements. A significant number of the Company's food service personnel are paid at rates related to the Federal minimum wage and increases in the minimum wage could increase the Company's labor costs.

       The Company believes that it is operating in substantial compliance with applicable laws and regulations governing its operations.

COMPETITION

       The fast food industry is highly competitive. In each of its markets, Carrols' restaurants compete with a large number of national and regional restaurant chains, as well as locally-owned restaurants, offering low-priced and medium-priced fare. Convenience stores, grocery store delicatessens and food counters, cafeterias and other purveyors of moderately priced and quickly prepared foods also compete with the Company. In the Company's markets, McDonald's, Wendy's and Hardee's provide the most significant competition. Carrols believes that national brand name identification is a significant competitive advantage in the fast food business. The Company's largest competitor is McDonald's. The Company believes that product quality and taste, convenience of location, speed of service, menu variety, price and ambiance, are the most important competitive factors in the fast food restaurant industry.

EMPLOYEES

       At December 31, 1994, Carrols employed approximately 7,800 persons;approximately 100 were administrative personnel and 7,700 restaurant operating personnel. None of Carrols' employees is covered by collective bargaining agreements. Approximately 7,100 of the restaurant operating personnel at December 31, 1994 were part-time employees. Carrols believes that its employee relations are satisfactory.

ADDITIONAL RESTAURANT CONCEPTS

       Taco Cabana. On June 20, 1994 Carrols entered into an agreement (the "Taco Cabana Agreement") with T.C. Management, Inc., an affiliate of Taco Cabana, Inc., for Carrols to have the exclusive right to develop Taco Cabana restaurants in North Carolina, South Carolina, and the Tidewater and Richmond areas of Virginia. Taco Cabana, Inc., is a publicly traded company which operates quick-service Mexican patio cafe restaurants. As of December 31, 1994, Taco Cabana owned and operated 104 Taco Cabana restaurants and franchised 23 Taco Cabana restaurants.

       Taco Cabana restaurants feature generous portions of fresh, premium quality Tex-Mex and traditional Mexican style food at low prices. The restaurants provide interior, semi-enclosed and patio dining areas with a festive Mexican theme. Menu items include flame-grilled beef and chicken fajitas served on sizzling iron skillets, "Chicken Flameante" (a marinated rotisserie chicken), other Tex-Mex dishes, fresh, hot flour tortillas, and lighter items such as a variety of salad entrees. Unlike many of its competitors, Taco Cabana makes all menu items "from scratch," preparing each item daily in each of its restaurants.

       The Taco Cabana Agreement requires Carrols to develop three (3) Taco Cabana restaurants during the first year, six (6) Taco Cabana restaurants during the second year, and eight (8) Taco Cabana restaurants during each of the next three (3) years in order to retain the entirety of its territory under the agreement. Carrols has the ability to maintain the exclusive right to develop in its assigned territory provided it continues to develop Taco Cabana restaurants in accordance with the formula set forth in the Taco Cabana Agreement. Failure to comply with the formula would result in a reduction or elimination of its exclusive territorial rights. Upon execution of the Taco Cabana Agreement, Carrols paid a non-refundable fee of $250,000, which will be credited against development and license fees for the first five Taco Cabana restaurants developed by Carrols. The development and license fee for the first ten Taco Cabana restaurants to be opened by Carrols is $50,000 per restaurant, thereafter the development and license fee is $25,000 per restaurant.

       Pollo Tropical. On January 1, 1995 Carrols entered into an agreement (the "Pollo Tropical Agreement") with Pollo Franchise, Inc., an affiliate of Pollo Tropical, Inc., for the exclusive right to develop Pollo Tropical
restaurants in certain specified regions of Ohio and Kentucky.   Pollo Tropical
is a publicly traded company which operates a chain of quick service restaurants featuring grilled marinated chicken. As of December 31, 1994, Pollo Tropical currently had 34 restaurants systemwide, of which 33 were Company owned and 1 was franchised.

       Pollo Tropical restaurants are quick-service restaurants featuring grilled, fresh chicken, marinated in a proprietary blend of tropical fruit juices and spices, and authentic "made from scratch" side dishes. The menu's emphasis on freshness and quality, as well as its focus on chicken served hot off the grill, provides a healthy and flavorful alternative to ordinary quick-service restaurants. Pollo Tropical restaurants combine high quality, distinctive taste and an inviting tropical setting with the convenience and low-price appeal of quick-service restaurants.

       Pollo Tropical restaurants have a tropical and Latin theme, and feature fresh and flavorful chicken grilled to a quick golden brown over open flames in view of the customer. Chicken is served whole, in halves or in quarters, and grilled chicken breasts are served in sandwiches, salads and platters. The restaurants also offer a wide variety of distinctive and popular side dishes including black beans and rice, yucatan fries and sweet plantains.

       The Pollo Tropical Agreement requires Carrols to develop three (3) Pollo Tropical restaurants during the first 18 months, six (6) Pollo Tropical restaurants during the next 12 months, and eight (8) Pollo Tropical restaurants during each of the next three years in order to retain the entirety of its territory under the agreement. Carrols maintains the exclusive right to develop in its assigned territories provided it continues to develop restaurants in accordance with the formula set forth in the Pollo Tropical Agreement. Failure to comply with the formula would result in a reduction or elimination of its exclusive territorial rights. Upon the execution of the Pollo Tropical

Agreement, Carrols paid a non-refundable fee of $110,000, which will be credited against franchise fees for the first five Pollo Tropical restaurants developed by Carrols. The license fee for the first three Pollo Tropical restaurants is $30,000 per restaurant, thereafter the license fee is $15,000 per restaurant.

       In addition to the territories of Ohio and Kentucky, Carrols has certain limited options to develop Pollo Tropical restaurants in the State of Michigan (other than Detroit) and Toronto, Canada.

ITEM 2.  PROPERTIES

       The Company owns the approximately 20,000 square foot building at 968 James Street, Syracuse, New York, in which its executive offices are located. This building houses all of the Company's administrative operations (except for those conducted at three small regional offices) and is adequate for future expansion. The Company is the beneficial owner of a 160,000 square foot warehouse building in Liverpool, New York. The warehouse is not used in the current operations of the Company and is available for sale or long-term lease.

     In addition to the above, at March 15, 1995, the Company owned or leased the following properties:

                                  Owned        Leased      Leased
                                  Land;        Land;       Land;
                                  Owned        Owned       Leased
                                 Building     Building    Building     Total


Burger King restaurants            17            16         184(a)       217

Excess properties:
  Leased to others                  1            --           7            8
  Available for sale or lease       4            --          --            4

Total properties                   22            16         191          229


      (a) Includes 22 restaurants located in mall shopping centers or specialty locations.

       Most of the Company's leases are coterminous with the related Franchise Agreements. The Company believes that it generally will be able to renew at commercially reasonable rates the leases whose terms expire prior to the subject Franchise Agreements.

       Most leases require the Company, as lessee, to pay utility and water charges, premiums on insurance and real estate taxes. Certain leases also require contingent rentals based upon a percentage of gross sales that exceed specified minimums.


ITEM 3.  LEGAL PROCEEDINGS

     The Company is not a party to any pending legal proceeding which, in management's belief, will have a material adverse effect on the Company's results of operations or financial condition, nor to any other pending legal proceedings other than ordinary, routine litigation incidental to its business.

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

             None.









                                       PART II




ITEM 5.      MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
             STOCKHOLDER MATTERS

       There is no established trading market for the Company's common equity, since 100% of its common stock is owned by Holdings.


       Cash dividends per share were declared during 1993 and 1994 as follows:

                    January, 1993          $  20,010.00
                    April, 1993               20,010.00
                    July, 1993                20,010.00
                    October, 1993            113,935.45
                    December, 1993            99,995.00
                    January, 1994            237,301.10
                    April, 1994               20,000.00
                    July, 1994                20,000.00
                    October, 1994             20,000.00

ITEM 6.  SELECTED FINANCIAL DATA

CARROLS CORPORATION AND SUBSIDIARIES - SUMMARY OF SELECTED FINANCIAL DATA

Col. A                                                Col. B       Col. C
 Col. D       Col. E       Col. F
                                                                        YEARS
ENDED DECEMBER 31,
                                                    __________   __________
__________   __________   __________
                                                       1994         1993
  1992         1991         1990
                                                    __________   __________
__________   __________   __________
                                                    (52 weeks)   (52 weeks)
(53 weeks)   (52 weeks)   (52 weeks)
                                                    (Dollars in thousands except
for per share data and restaurants)
OPERATING RESULTS:

Revenues                                            $ 204,254    $ 171,634
$ 156,413    $ 146,634    $ 149,890
Loss from continuing operations                        (1,831)      (4,408)
  (1,262)      (4,919)      (5,760)
Income from discontinued operations
                             2,986
Extraordinary loss on
 extinguishment of debt                                             (4,883)
Cumulative effect of change in accounting
 for post-retirement benefits
  (1,037)

Net Loss                                            $  (1,831)   $  (9,291)
$  (2,299)   $  (4,919)   $  (2,774)

PER SHARE OF COMMON STOCK:

Loss from continuing operations                     $(183,100)   $(440,800)
$(126,200)   $(491,900)   $(576,000)
Income from discontinued operations
                           298,600
Extraordinary loss on
 extinguishment of debt                                           (488,300)
Cumulative effect of change in accounting
 for post-retirement benefits
(103,700)

Net Loss                                            $(183,100)   $(929,100)
$(229,900)   $(491,900)   $(277,400)

Dividends Declared                                  $ 297,301    $ 273,960
$  20,010    $  40,000    $  80,000

OTHER DATA:

Total assets                                        $ 124,688    $ 119,735
$ 115,900    $ 115,592    $ 132,942
Long-term debt                                        120,680      114,197
  91,245       88,541      102,568
Capital lease obligations                               3,966        4,603
   5,436        6,002        6,632
Total long-term debt and capital lease
 obligations                                          124,646      118,800
  96,681       94,543      109,200
Common stockholder's equity (deficit)                 (27,208)     (22,404)
 (10,383)      (7,884)      (2,565)

Burger King restaurants in operation:
  At end of period                                        219          195
     177          165          164
  Annual weighted average                                 206.8        184.5
     168.7        163.8        162.5

FN> </TABLE

ITEM 7.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

       General. The following table sets forth for the years ended December 31, 1992, 1993 and 1994 certain consolidated financial data for the Company, expressed as a percentage of sales:


                                                 PERCENTAGE OF SALES
                                               YEARS ENDED DECEMBER 31,


                                            1994        1993         1992

Sales                                      100.0%      100.0%       100.0%
Other income                                  .2          .3           .3
Cost of sales                               28.4        28.3         27.6
Restaurant wages and related expenses       29.4        30.2         30.2
Other restaurant operating expenses         20.8        20.6         19.7
Depreciation and amortization                5.5         7.1          7.1
Administrative expenses                      4.6         4.7          4.5
Advertising expense                          4.3         4.6          4.9
Interest expense                             7.1         7.3          7.1
Loss on closing restaurants and other         .9
Loss before extraordinary item and
 cumulative effect of change in
 accounting principles                       (.9)       (2.6)         (.8)




1994 COMPARED TO 1993

       Sales. Sales for the year ended December 31, 1994 increased $32.8 million, or 19.2%, as compared to the year ended December 31, 1993. The Company operated an average of 207 Burger King restaurants for the year ended December 31, 1994 as compared to 185 for 1993. Average unit sales increased 6.8% when comparing 1994 to 1993. Sales at comparable restaurants, the 170 units operating for the entirety of the compared periods, increased $7.9 million, or 5.1%. Net restaurant selling prices were down approximately 0.7%, resulting from a 7.0% reduction in menu prices offset by a 6.3% increase from fewer discount promotions in 1994. The pricing changes reflect the value menu pricing strategy adopted nationally by BKC near the end of 1993 which prices a sandwich, drink and fries as a meal for less than the prices of the individual items and correspondingly reduces price-off promotion activity.

     Cost of Sales. Cost of sales (food and paper costs) for the year ended December 31, 1994 increased in dollars due to higher sales. Cost of sales as a percentage of sales increased 0.1% from 1993 to 1994 as a result of the effect of lower net restaurant selling prices, partially offset by decreases in various commodity costs, especially beef.

     Restaurant Wages and Related Expenses. Restaurant wages and related expenses decreased from 30.2% of sales to 29.4% of sales when comparing the year ended December 31, 1993 to 1994. Productive labor efficiencies realized from improved technology utilized in operating the drive-thru windows at the restaurants and the effect of higher sales on the fixed component of restaurant wages more than offset the effects of lower restaurant selling prices and increased wage rates.

     Other Restaurant Operating Expenses. Other restaurant operating expenses increased by $7.2 million and by 0.2% as a percentage of sales for 1994 compared to 1993. The increase in dollars was caused primarily by expenses associated with the operation of the additional restaurants during the most recent year when compared to the prior year. Increased expense for replacement of employee uniforms was the major cause of the 0.2% increase in the percentage when comparing 1994 to 1993.

     Depreciation and Amortization. Depreciation and amortization decreased $0.9 million when comparing the year ended December 31, 1994 to 1993. The effect from assets becoming fully depreciated during the last two years was partially offset by additional depreciation and amortization from new and acquired restaurants.

     Administrative Expenses. Expenses associated with acquired restaurants and those arising from improved restaurant operating performance were the principal cause of increased administrative expenses during the year ended December 31, 1994 as compared to 1993.

     Advertising Expense. An increase in advertising payments to Burger King Corporation of $1.3 million (based on sales levels) was partially offset by decreases in other forms of promotional activities of $0.5 when comparing 1994 to 1993.

     Interest Expense. An increase in average loan balances outstanding was the principal cause for interest expense to increase $2.0 million for the year ended December 31, 1994 compared to 1993.

     Loss on Closing Restaurants and Other. This charge of $1.8 million during the year ended December 31, 1994 represents a $1.3 million loss from the anticipated closing of certain restaurants and the write down of approximately $.5 million to estimated net realizable value of an unused warehouse. The charge includes a write down of the related restaurant operating assets to net realizable value and accrual of lease termination costs.

1993 COMPARED TO 1992

Sales increased $15.1 million, or 9.7%, for the year ended December 31, 1993 compared to the year ended December 31, 1992. After adjusting for the extra week in 1992, average restaurant unit sales increased 1.7% in 1993 compared to 1992, while sales at comparable restaurants, the 158 units operating for the entirety of 1992 and 1993 decreased $1.9 million, or 1.3%. Net restaurant selling prices were down approximately 3.4% from increased discount promotional activity during the year and a reduction in menu prices during the last quarter of 1993. Sales were adversely affected during most of the first quarter of 1993 by unusually heavy snowfall in the geographic areas of Carrols operations.

       Cost of Sales. Cost of sales (food and paper costs) for the year ended December 31, 1993 compared to the year ended December 31, 1992 increased in dollars due to higher sales and as a percentage of sales, cost of sales increased from 27.6% to 28.3%. A 1.0% increase in cost of sales resulting from the decrease in net restaurant selling prices and increases in the cost of beef were partially offset by decreases in the cost of various other commodities.

       Restaurant Wages and Related Expenses. Restaurant wages and related expenses increased $4.6 million for the year ended December 31, 1993 as compared to the year ended December 31, 1992. This increase was due to the increased sales in 1993 and increases in labor rates and payroll taxes, partially offset by labor efficiencies.

       Other Restaurant Operating Expenses. Other restaurant operating expenses increased both in dollars of $4.5 million and as a percentage of sales of 0.9% from 1992 to 1993. Rent of $1.4 million and other operating costs of $2.7 million associated with restaurants which were not operating for the entirety of both years contributed $4.1 million to the increase in 1993 compared to 1992. Additionally, an increase in the costs of utilities and repairs and maintenance at comparable units contributed to the balance of the increase for the year.

       Depreciation and Amortization. The additional depreciation from new restaurants acquired during 1992 and 1993, partially offset by a decrease from assets becoming fully depreciated, resulted in a $1.1 million increase in 1993 as compared to 1992.

       Administrative Expenses. The increase in administrative expenses of $1.1 million when comparing 1993 to 1992 resulted from costs associated with the supervision of additional restaurants operating during part of 1992 and 1993 and costs expended to prepare for planned future expansion.

       Advertising Expense. An increase in advertising payments to BKC (based upon sales levels) offset by a decrease in other promotional advertising activities resulted in the increase of $0.3 million in advertising expense when comparing the year ended December 31, 1993 to 1992.

       Interest Expense. Higher average loan balances outstanding together with an increase of approximately 1/2% in the average interest rate were responsible for the increase in interest expense when comparing 1993 to 1992.


LIQUIDITY AND CAPITAL RESOURCES

       On August 17, 1993, the Company consummated the Refinancing, which repaid substantially all of the Company's outstanding indebtedness through the issuance of $110.0 million aggregate principal amount of 11-1/2% Senior Notes due 2003 (the "Notes") and the concurrent closing of the $25.0 million Senior Secured Credit Facility. The Refinancing significantly reduced the Company's then scheduled debt amortization requirements to less than $1.0 million per year until 2000, thus enhancing Carrols' ability to pursue its business strategy. Among other factors, the Company entered into the Refinancing because the

Company's ability to expand its operations through the acquisition and construction of additional Burger King restaurants had been constrained in the past by significant annual debt amortization requirements associated with the indebtedness incurred to finance the Acquisition.

       On December 20, 1994, the Senior Secured Credit Facility was amended to increase the maximum amount of the revolver to the original $25.0 million, eliminate the scheduled annual reductions in the maximum revolver availability, reduce the interest rate and provide an additional $5.0 million acquisition loan. The acquisition loan will be fully advanced during 1995, secured by the 22 Burger King restaurants acquired during 1994, and requires principal repayments of $250,000 in 1997, $1.25 million in 1998, $2.0 million in 1999 and $1.5 million in 2000.

       The Company has reported net losses in each of the last three years. Since completing a leveraged buyout in 1986, the Company's focus has been on developing annual cash flow to service its indebtedness, maintain its assets, and provide for modest growth. With its current capital structure and having depreciation and amortization expense which is considerably greater than its capital reinvestment requirements, reflecting net income on the statement of operations is less meaningful to the Company than cash flow. Cash flow from operations has been adequate to maintain the quality of operations and the competitive position of the Company's restaurants.

       The operating activities of the Company during 1994 provided $14.4 million of cash. The net loss of $1.8 million is after a non-cash charge of $1.8 million for a loss on closing restaurants and other and $11.3 million of depreciation and amortization. Operating cash also resulted from an increase in accounts payable of $1.1 million due to more restaurants being operated at the end of 1994 and an increase in accrued liabilities of $2.8 million, primarily because of an increase in accrued payroll and employee benefits.

       Capital spending during 1994 of $17.6 million included $13.0 million for the acquisition of three Burger King restaurants in North Carolina, 19 Burger King restaurants in New York, and the construction of two new restaurants. The balance of the spending went toward restaurant maintenance and remodeling. The Company completed 22 remodelings in 1994.

       The Company borrowed a net $6.8 million under the Senior Secured Credit Facility and completed a sale and leaseback of one restaurant property for $0.7 million. Dividends of $3.5 million were paid to Holdings for the payment by Holdings of $0.8 million of regular quarterly preferred stock dividends of $0.2 million each and $2.7 million for the redemption and retirement of tendered Holdings' common stock and warrants to purchase such stock in connection with the tender offer initiated by Holdings in 1993.

       At December 31, 1994, the Company had $19.2 million available under its Senior Secured Credit Facility after reserving $1.6 million for a letter of credit guaranteed by the Senior Secured Credit Facility. While interest is accrued monthly, payments of approximately $6.3 million for interest on the Notes are made each February 15th and August 15th, thus creating semi-annual cash needs. The Company believes that future cash flow from operations together with funds available under the Senior Secured Credit Facility will be sufficient to meet all interest and principal payments under its indebtedness, fund the maintenance of property and equipment, fund restaurant remodeling required under the Franchise Agreements and meet required payments in respect of Holdings' Preferred Stock (subject to the terms of the Indenture and the Senior Secured Credit Facility) for at least the next twelve months. The balance will provide funds for future acquisitions.

       The Company's loan agreements contain restrictions as to payment of dividends. Based on current limitations, the Company is able to pay only three regular quarterly dividends on Holdings' Preferred Stock after December 31, 1994. As more fully explained in Note 6 to the financial statements, the dividend rate is increased if timely dividend payments are not made.

INFLATION

       While inflation can have a significant impact on food, paper, labor and other operating costs, the Company has historically been able to minimize the effect of inflation through periodic price increases, and believes it will be able to offset future inflation with price increases, if necessary.


ITEM 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

       The Index to Financial Statements attached hereto is set forth in Item
14.


ITEM 9.      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
             ACCOUNTING AND FINANCIAL DISCLOSURE

       This item is omitted as there have been no disagreements with respect to accounting and financial disclosure.

                                            PART III

ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS AND EXECUTIVE OFFICERS

     The Company's Directors and executive officers are:




NAME                         AGE          POSITION WITH THE COMPANY

Alan Vituli                  53           Chairman of the Board, Chief
                                           Executive Officer and Director

Daniel T. Accordino          44           President, Chief Operating
                                           Officer and Director

Richard V. Cross             59           Executive Vice President - Finance,
                                           Treasurer and Director

Peter J. Weidhorn            48           Director

M. Bruce Adelberg            58           Director

Franklin Glasgall            62           Director

Joseph A. Zirkman            34           Vice President, General Counsel and
                                           Secretary

Richard H. Liem              41           Vice President--Financial Operations

Paul P. Drotar               48           Vice President--Corporate Controller

David R. Smith               45           Vice President--Regional Director

James E. Tunnessen           40           Vice President--Regional Director

Michael A. Biviano           38           Vice President--Regional Director

David Morency                39           Vice President--Casual Dining
                                           Division

       Certain biographical information regarding each Director and executive officer of the Company is set forth below:

       Mr. Vituli has been Chairman of the Board of Carrols since 1986 and Chief Executive Officer since March 1992. He is also a director and Chairman of the Board of Holdings. Mr. Vituli is also managing general partner of Morgan Ventures III, a limited partnership ("Morgan Ventures"), which is the record owner of 1,538,706 shares of voting common stock of Holdings. See "Principal Stockholders." Between 1983 and 1985, Mr. Vituli was employed by Smith Barney, Harris Upham & Co., Inc. as a senior vice president responsible for real estate transactions. For the 17 years prior to joining Smith Barney, Mr. Vituli was associated with the accounting firm of Coopers & Lybrand, first as an employee and the last ten years as a partner. Among the positions held by Mr. Vituli at Coopers & Lybrand was national director of mergers and acquisitions. Prior to joining Coopers & Lybrand, Mr. Vituli was employed in a family owned restaurant business. Mr. Vituli currently serves as a Director on the Board of Directors of Tyco Toys, Inc., and Pollo Tropical, Inc.

       Mr. Accordino has been President, Chief Operating Officer and a Director of Carrols since February 1993. Prior thereto, he served as Executive Vice President--Operations of Carrols from December 1986 and as Senior Vice President from April 1984. He is also a Director of Holdings. From 1979 to April 1984 he was Vice President responsible for restaurant operations of the Company, having previously served as the Company's Assistant Director of Restaurant Operations. Mr. Accordino has been employed by the Company for over 20 years.

       Mr. Cross is a Director and Executive Vice President--Finance and Treasurer of Carrols. He has served as a Director since 1981, Executive Vice President since 1986 and Treasurer from 1981. From 1984 through 1986, Mr. Cross was Senior Vice President of Carrols. He is also a Director of Holdings. Prior to 1984, Mr. Cross was Vice President and Controller of Carrols for more than five years. Mr. Cross has been employed by the Company for over 20 years.

       Mr. Weidhorn has been a Director of Carrols since 1986. He is also a Director and President of Holdings. Mr. Weidhorn has been engaged in the commercial real estate business for approximately 15 years. Since April 1981, he has been president of WNY Management Corp., a firm that manages real estate properties. Mr. Weidhorn is co-owner with Mr. Vituli of Morgan Realty Associates, a general partnership formed in June 1985 which owns interests in a number of residential real estate properties. In addition, Mr. Weidhorn is a general partner of Morgan Ventures which is the record owner of 1,538,706 shares of voting common stock of Holdings. Mr. Weidhorn currently serves as a director on the Board of Directors of Monmouth Capital Corp.

       Mr. Adelberg was appointed a Director of Carrols in December 1992. He is also a Director of Holdings. Since April 1989, Mr. Adelberg has been the principal of MBA Research Group, an institutional investment research group. For the 11 years preceding April 1989, he was employed by Merrill Lynch, Pierce, Fenner & Smith, an investment banking firm, where he was vice president of New York institutional sales.

       Mr. Glasgall was appointed a Director of Carrols Corporation in December 1992. He is also a Director of Holdings. Mr. Glasgall has been a real estate consultant since 1991. From 1974 through 1990 he was vice president--real estate for Restaurant Associates Corp., a national restaurant, food service and retail chain.

       Mr. Zirkman became Vice President and General Counsel of Carrols in January, 1993. He was appointed Secretary of the Company in February 1993. Prior to joining Carrols, Mr. Zirkman was an associate with the New York City law firm of Baer Marks & Upham for six and one-half years.

       Mr. Liem became Vice President--Financial Operations in May, 1994. Prior to joining Carrols Mr. Liem was a Senior Audit Manager with the accounting firm of Price Waterhouse. Mr. Liem was with Price Waterhouse for ten and one-half years.

       Mr. Drotar has been Vice President--Corporate Controller of Carrols since April 1984. He was Assistant Controller from June 1982 through April 1984, having served as Manager of Restaurant Accounting from December 1980 to June 1982. Mr. Drotar has been employed by the Company for over 20 years.

       Mr. Smith is Vice President--Regional Director of Carrols. He has been Regional Director of Operations since 1984, having served as District Supervisor from 1975 to 1984. Mr. Smith has been employed by the Company for over 20 years.

       Mr. Tunnessen is Vice President--Regional Director of Carrols. He has been Regional Director of Operations since August 1988, having served as District Supervisor from 1979 to August 1988. Mr. Tunnessen has been employed by the Company for over 20 years.

       Mr. Biviano is Vice President--Regional Director of Carrols. He has been Regional Director of Operations since October 1989, having served as District Supervisor from December 1983 to October 1989. Mr. Biviano has been employed by the Company for over 20 years.

       Mr. Morency became Vice President--Casual Dining Division of Carrols in February, 1995. Prior to joining Carrols, Mr. Morency was Director of Operations for Vicorp-Bakers Square. Mr. Morency was with Vicorp-Bakers Square for ten years.

       The Board of Directors currently has four committees: the Executive Committee, of which Messrs. Vituli, Accordino and Cross are members; the Finance Committee, of which Messrs. Vituli, Cross and Weidhorn are members; the Compensation Committee, of which Messrs. Adelberg and Glasgall are members; and the Audit Committee, of which Messrs. Weidhorn, Adelberg and Glasgall are members.

       All Directors hold office until the next annual meeting of stockholders or until their successors have been elected and qualified. The executive officers of the Company are chosen by the Board and serve at its discretion.

       All non-employee Directors of the Company receive a fee of $6,000 per annum and also receive $500 for each Board of Directors meeting attended and $500 for each committee meeting attended. All Directors are reimbursed for all reasonable expenses incurred by them in acting as Directors, including as members of any committee of the Board of Directors.

       As permitted under the Delaware General Corporation Law, the Company's Restated Certificate of Incorporation provides that a Director of the Company will not be personally liable to the Company or its stockholders for monetary damages for breach of a fiduciary duty owed to the Company or its stockholders. By its terms and in accordance with the laws of the State of Delaware, however, this provision does not eliminate or limit the liability of a Director of the Company (i) for any breach of the Director's duty of loyalty to the Company or its stockholders, (ii) for an act or omission committed in bad faith or involving intentional misconduct or a knowing violation of law, (iii) for any transaction from which the Director derived an improper personal benefit or (iv) for an improper declaration of dividends or purchase of the Company's securities.

       The Company's Restated Certificate of Incorporation provides that the Company shall indemnify its Directors and officers to the fullest extent permitted by Delaware law.

       All of the holders of the voting common stock of Holdings are subject to the terms of a stockholders agreement dated December 22, 1986 (the "Stockholders Agreement"). The Stockholders Agreement requires the Board of Directors of Holdings to consist of six directors, four of whom are designated by Morgan Ventures and two of whom are designated by a majority of the shares held by a group of named individuals, including Messrs. Accordino, Cross, Drotar and Smith.


ITEM 11.     EXECUTIVE COMPENSATION

     The following table sets forth certain information for the years ended December 31, 1994, 1993 and 1992 for the Chief Executive Officer and the next four most highly compensated executive officers of the Company who were serving as executive officers at December 31, 1994 whose annual compensation exceeded $100,000.

                                 SUMMARY COMPENSATION TABLE


                                                                  LONG TERM
                                                             COMPENSATION AWARDS

                                   ANNUAL COMPENSATION


                                                                   NUMBER OF
                                                                  SECURITIES
                                                                  UNDERLYING
NAME AND PRINCIPAL POSITION   YEAR       SALARY       BONUS         OPTIONS



Alan Vituli                   1994      $300,430     $81,000
Chairman of the Board,        1993       292,118                     100,000
 Chief Executive Officer      1992       224,788      16,826
  and Director

Daniel T. Accordino           1994       226,216      60,891
President, Chief Operating    1993       206,516                      25,000
  Officer, and Director       1992       193,479      14,426

Richard V. Cross              1994       156,378      42,106
Executive Vice                1993       155,936                       8,000
 President--Finance,          1992       153,290      11,424
  Treasurer  and Director


Joseph A. Zirkman             1994        95,890      24,303
Vice President, General       1993        85,711      15,000           5,000
 Counsel and Secretary


David R. Smith                1994        77,310      34,596
Vice President - Regional     1993        74,694                       5,000
 Director                     1992        71,798      16,554


DESCRIPTION OF PLANS

       Employee Savings Plan. In 1979, Carrols adopted two identical savings plans, qualified as profit-sharing plans, for its salaried employees, permitting participating employees to make annual contributions. On December 31, 1994, Carrols merged the two plans into a single plan, the Carrols Corporation Corporate Employee Savings Plan (the "Savings Plan"). In accordance with the Savings Plan, Carrols matches up to $1,060 of an employee's contributions by contributing $0.50 for each dollar contributed by the employee. Employees are fully vested in their own contributions; employees become vested in Carrols' contributions beginning in the fourth year of service, and are fully vested after seven years of service or upon retirement at age 65 with five years' service, death, permanent or total disability or termination. Benefits may be paid out upon the occurrence of any of the foregoing events in a single cash lump sum, in periodic installments over not more than 15 years or in the form of an annuity. The employee's contributions may be withdrawn at any time, subject to restrictions on future contributions. Carrols' matching contributions may be withdrawn under certain conditions of financial necessity or hardship as defined in the Savings Plan.

       Bonus Plans. Carrols has cash bonus plans designed to promote and reward excellent performance by providing employees with incentive compensation. Key senior management executives of each operating division can be eligible for bonuses equal to varying percentages of their respective annual salaries determined by the performance of the Company and the division.

       1993 Employee Stock Option and Award Plan. On December 14, 1993, Holdings and its shareholders adopted the 1993 Employee Stock Option and Award Plan (the "1993 Option Plan") pursuant to which Holdings may grant "Incentive Stock Options" (as defined under Section 422 of the Internal Revenue Code), non-statutory stock options or stock appreciation rights (the foregoing collectively "Awards") to certain employees, including district supervisors, division heads and officers of Holdings and its subsidiaries. The 1993 Option Plan is designed to advance the interests of Holdings and the Company by providing an additional incentive to attract and retain qualified and competent persons through the encouragement of stock ownership or stock appreciation rights in Holdings.

       The 1993 Option Plan permits Holdings' Compensation Committee to grant, from time to time, options to purchase an aggregate of up to 750,000 shares of Holdings, including, without limitation, the amount of shares in respect to which stock appreciation rights are granted. The vesting periods for awards and the expiration dates for exercisability of Awards granted under the 1993 Option Plan shall be determined by the Compensation Committee of the Board of Directors; however, all shares granted under options must be purchased within
10 years from the date of the grant. The Compensation Committee is authorized to grant options under the 1993 Option Plan to all eligible employees of Holdings and the Company, including executive officers and directors (other than outside Directors). The 1993 Option Plan provides that Incentive Stock Options shall not be granted to any person owning directly or indirectly (through attribution under Section 424(d) of the Internal Revenue Code) at the date of the grant, stock possessing more than 10% of the total combined voting power of all classes of stock of Holdings as defined in Internal Revenue Code Section 422 (or of any subsidiary of Holdings [each as defined in Section 424 of the Internal Revenue Code] at the date of grant) unless the option price of such option is at least 110% of the fair market value of the shares subject to such option on the date the option is granted, and such option by its terms is not exercisable after the expiration of five years from the date such option is
granted.   As of December 31, 1994, options to purchase 242,000 shares of common stock at $4.00 per share are outstanding under the 1993 Option Plan. The option price per share is determined by the Compensation Committee of the Board of Directors; however, in no event shall the option price per share of any option intended to qualify as an Incentive Stock Option be less than the fair market value of the common stock on the date such option is granted.

       The Company in its sole discretion may lend money to an optionee, guarantee a loan from a third party to an optionee, or otherwise assist an optionee to obtain the cash necessary to exercise all or a portion of an option granted hereunder or to pay any tax liability of the optionee attributable to such exercise. If the exercise price is paid in whole or part with the optionee's promissory note, such note shall (i) provide for full recourse to the maker, (ii) be collateralized by the pledge of the Shares that the optionee purchases upon exercise of such option, (iii) bear interest at the prime rate of the Company's principal lender or in its absence, the prime rate charged by Citibank, N.A., and (iv) contain such other terms as the Board in its sole discretion shall reasonably require. If stock appreciation rights are granted, upon vesting of a stock appreciation right, the employee may elect in writing during a 30 day period designated by the Committee each year to receive a distribution of the value of a portion or all of his vested interest. Distribution to an employee of stock appreciation rights amounts shall be made in cash in a lump sum or by interest bearing notes payable over no more than five years commencing within a reasonable time after the Committee's receipt of the optionee's election to receive such payments. Awards may not be transferred by the optionee otherwise than by will or the laws of descent and distribution, and each option or stock appreciation right shall be exercisable, during the optionee's lifetime only by the optionee.

       1994 Directors' Stock Option Plan. On April 1, 1994 Carrols Holdings Corporation adopted the 1994 Directors' Stock Option Plan (the "Directors' Option Plan") pursuant to which Carrols Holdings Corporation may grant to each non-employee director stock options to purchase common stock of Holdings. The Directors' Option Plan is designed to advance the interests of Holdings by providing an incentive to attract and retain qualified non-employee directors of Holdings and to foster the commonality of their interest with those of the general shareholders.

       The Directors' Option Plan permits Holdings to grant options to the non-employee directors to purchase an aggregate of up to 100,000 shares of Holdings common stock. Under the Directors' Option Plan, each non-employee director received an initial grant of 5,000 options on April 1, 1994, and will receive an additional grant of 1,000 shares on the anniversary date of each year of service as a director. Each option granted under the Directors' Option Plan vests and is exercisable equally over a three-year period from the date of the grant. The expiration date of all options is ten years from the date of grant of such option. The exercise price of the options granted under the Directors' Option Plan is the "fair market value" (as defined in the Directors' Option
Plan) of the share underlying such option at the date such option is granted.
As of March 15, 1994, options to purchase 15,000 shares of common stock at $4.00 per share have been granted under the Directors' Option Plan.

       Employment Agreements. In January 1995, the Company entered into an employment agreement with Alan Vituli to serve as the Company's Chairman and Chief Executive Officer. The employment agreement is for an initial term of three years, commencing on January 1, 1995 and expiring on December 31, 1997 and automatically renews for successive one-year terms unless terminated by the Company or Mr. Vituli upon written notice to be provided not less than 90 days before a scheduled expiration date. Pursuant to the employment agreement, Mr. Vituli will receive a base salary of $350,000 for the first year of the term, which amount shall be subject to a consumer price index increase for the second and third years of the term. Beginning in 1998, the base salary for each year thereafter will be increased in accordance with the recommendation of the Compensation Committee of the Board of Directors. Pursuant to the employment agreement, Mr. Vituli will participate in the Executive Bonus Plan of the Company and the Employee Stock Option and Award Plan. The employment agreement also provides that the Company will provide a split-dollar life insurance policy on the life of Mr. Vituli providing a death benefit of $1,500,000 payable to an irrevocable trust designated by Mr. Vituli.

       In January 1995, the Company entered into an employment agreement with Daniel T. Accordino to serve as the Company's President and Chief Operating Officer. The employment agreement is for an initial term of three years, commencing on January 1, 1995 and expiring on December 31, 1997 and automatically renews for successive one-year terms unless terminated by the Company or Mr. Accordino upon written notice to be provided not less than 90 days before a scheduled expiration date. Pursuant to the employment agreement, Mr. Accordino will receive a base salary of $250,000 for the first year of the term, which amount shall be subject to a consumer price index increase for the second and third years of the term. Beginning in 1998, the base salary for each year thereafter will be increased in accordance with the recommendation of the Compensation Committee of the Board of Directors. Pursuant to the employment agreement, Mr. Accordino will participate in the Executive Bonus Plan of the Company and the Employee Stock Option and Award Plan. The employment agreement also provides that the Company will provide a split-dollar life insurance policy on the life of Mr. Accordino providing a death benefit of $1,000,000 payable to an irrevocable trust designated by Mr. Accordino.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
             MANAGEMENT

PRINCIPAL STOCKHOLDERS

     The following tables set forth the number and percentage of shares of voting common stock of the Company and of Holdings beneficially owned, as of March 15, 1994, by (i) each Director of the Company who owns shares of such voting common stock, (ii) each executive officer of the Company included in the Summary Compensation Table above, (iii) all persons known by the Company to be the beneficial owners of more than 5% of the shares of such voting common stock and (iv) all executive officers and Directors of the Company as a group.

                                      CARROLS' COMMON STOCK


                                NUMBER OF SHARES                   PERCENT OF
NAME OF BENEFICIAL OWNER        BENEFICIALLY OWNED                    SHARES




Carrols Holdings Corporation             10                            100%
968 James Street
Syracuse, New York 13203


                                HOLDINGS' COMMON STOCK



                                    NUMBER OF SHARES
                                      BENEFICIALLY                PERCENT OF
NAME OF BENEFICIAL OWNER                 OWNED(a)                 SHARES(a)

Alan Vituli(b)(k)                       1,558,706                    68.2%
Peter J. Weidhorn(c)(k)                   640,881                    28.3
Richard V. Cross(d)(k)                    226,222                    10.0
Daniel T. Accordino(e)(k)                 239,680                    10.5
Joseph A. Zirkman(f)(k)                    11,000                      .5
David R. Smith (f)(k)                      18,059                      .8
Citicorp Venture Capital, Ltd.(g)         959,388                    30.6
Heller Financial, Inc.(h)                 488,111                    17.7
World Equity Partners, L.P.(i)            234,668                     9.4
M. Bruce Adelberg(j)                        1,667                      .1
Franklin Glasgall(j)                        1,667                      .1
Directors and executive officers
 of Carrols as a group
  (12 persons)(k)(l)                    2,111,267                     91.7



       (a) As used in this table, "beneficial ownership" means the sole or shared power to vote, or to direct the voting of, a security, or the sole or shared investment power with respect to a security (i.e., the power to dispose of, or to direct the disposition of, a security). For purposes of this table, a person is deemed as of any date to have "beneficial ownership" of any security that such person has the right to acquire within 60 days after such date. As calculated in this table, the percent of shares is the percent of each beneficial owner's shares to the total shares of Holdings' common stock outstanding plus the shares to which only that person has a right to acquire within 60 days.

       (b) Includes 1,538,706 shares of Holdings voting common stock held of record by Morgan Ventures, over which shares Mr. Vituli, as managing general partner of Morgan Ventures, exercises voting and investment power. Of the shares held of record by Morgan Ventures, Mr. Vituli effectively owns 639,214 shares through his ownership interest in Morgan Ventures. Mr. Vituli disclaims beneficial ownership of all but such 639,214 shares held of record by Morgan Ventures. The address of Mr. Vituli is c/o Carrols Corporation, 968 James Street, Syracuse, New York 13203. Also includes 20,000 shares of Holdings' voting common stock subject to currently exercisable stock options.

       (c) Includes 639,214 shares of Holdings voting common stock held of record by Morgan Ventures, which shares Mr. Weidhorn effectively owns through his ownership interest in Morgan Ventures. Also includes 1,667 shares of Holdings' voting common stock subject to currently exercisable options.
The address of Mr. Weidhorn is c/o Morgan Realty Associates, Suite 200, 198 Route 9, Manalapan, New Jersey 07726.

       (d) Includes 1,600 shares of Holdings' voting common stock subject to currently exercisable stock options.

       (e) Includes 1,058 shares of Holdings voting common stock subject to currently exercisable warrants and 5,000 shares of Holdings' voting common stock subject to currently exercisable stock options.. The address of Mr. Accordino is c/o Carrols Corporation, 968 James Street, Syracuse, New York 13203.

       (f) Includes 1,000 shares of Holdings' voting common stock subject to currently exercisable stock options.

       (g) Includes 740 shares of Holdings Class B Convertible Preferred Stock issued to Citicorp Venture Capital, Ltd., in connection with the financing of the Acquisition which are currently convertible into 870,588 shares of Holdings' non-voting common stock, which are, in turn, convertible at any time into an equal number of shares of Holdings voting common stock. The address for Citicorp Venture Capital, Ltd. is 399 Park Avenue, New York, New York 10043.

       (h) Includes currently exercisable warrants, issued to Heller Financial, Inc., the lender under the Senior Secured Credit Facility, for the purchase of 441,177 shares of Holdings voting common stock at $0.97 per share and 46,934 shares of Holdings voting common stock at $1.00 per share. The address for Heller Financial, Inc. is 500 West Monroe Street, Chicago, Illinois 60661.

       (i) Includes currently exercisable warrants, issued to World Equity Partners, L.P., for the purchase of 234,668 shares of Holdings voting common stock at $1.00 per share. The address for World Equity Partners, L.P. is 399 Park Avenue, New York, New York 10043.

       (j) Includes 1,667 shares of Holdings' voting common stock subject to currently exercisable options.

       (k) Morgan Ventures, Messrs. Cross and Accordino and certain of the Company's other shareholders have entered into the Stockholders Agreement which, among other things, prohibits the transfer of the subject shares (except for certain permitted transfers) and grants Holdings and certain holders of Holdings voting and non-voting common stock certain rights to acquire the shares of a stockholder who wishes to sell shares to a third party.

       (l) Includes 36,200 shares of Holdings' voting common stock subject to currently exercisable options.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTION

             None.

ITEM 14.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND
             REPORTS ON FORM 8-K

                    (a)       Financial Statements

                    CARROLS CORPORATION AND SUBSIDIARIES:
                                                                       Page

                    Opinion of Independent Certified                   F-1
                    Public Accountants

                    Financial Statements:

                    Consolidated Balance Sheets                        F-2 to
                                                                       F-3

                    Consolidated Statements of Operations              F-4

                    Consolidated Statements of Cash                    F-5 to
                    Flows                                              F-6

                    Notes to Consolidated Financial                    F-7 to
                    Statements                                         F-18

                    (b)       Financial Statement Schedules



Schedule            Description                                        Page

                    CARROLS CORPORATION AND SUBSIDIARIES:


    II              Valuation and Qualifying Accounts                  F-19


                    Schedules other than those listed are omitted for the reason that they are not required, not applicable, or the required information is shown in the financial statements or notes thereto.

                    Separate financial statements of the Company are not filed for the reasons that (1) consolidated statements of the Company and its consolidated subsidiaries are filed and (2) the Company is primarily an operating Company and all subsidiaries included in the consolidated financial statements filed are wholly-owned, and indebtedness of all subsidiaries included in the consolidated financial statements to any person other than the Company does not exceed 5% of the total assets as shown by the Consolidated Balance Sheet at December 31, 1994.

                    (c)    Exhibits Required by Item 601 of Regulation
                           S-K

                    The following exhibits are filed with this form 10-K:

                          2.1 Purchase and Sale Agreement dated February 10, 1994 between Carrols Corporation, as Purchaser, and KIN Restaurants, Inc., as Seller

                          2.2 Purchase and Sale Agreement dated April 18, 1994 among Carrols Corporation, as Purchaser and Riva Development Corporation and John Riva, as Seller

                          2.3 Purchase and Sale Agreement dated May 31, 1994 among Carrols Corporation, as Purchaser and Michael P. Jones and Donald M. Cepiel, Sr., and the corporations listed therein

                                                 * * * * * * *

                          3.1         Form of Restated Certificate of
                                      Incorporation is incorporated by
                                      reference from the Annual Report
                                      on Form 10-K filed for the year
                                      ended December 31, 1987

                          3.2         Form of Restated By-Laws is
                                      incorporated by reference from the
                                      Annual Report on Form 10-K filed
                                      for the year ended December 31,
                                      1987

                          4.1         Indenture between Carrols
                                      Corporation and Marine Midland Bank,
                                      Trustee, is incorporated by reference
                                      to Exhibit 4 to Registration
                                      Statement on Form S-1, Number
                                      3365100, filed August 10, 1993

                    The following are incorporated by reference from the Annual Report on Form 10-K filed for the year ended December 31, 1987

                          10.1        First Amended and Restated Loan
                                      Security and Preferred Stock
                                      Purchase Agreement by and among
                                      Carrols Merger Corporation and
                                      Carrols Holdings Corporation, as
                                      "Borrower" and Heller Financial,
                                      Inc., as "Lender" dated 12/22/86

                          10.2 Form of Stockholders Agreement by and among Carrols Holdings
                                      Corporation, Morgan Ventures III
                                      Limited Partnership and certain

                                      Shareholders

                    The following are incorporated by reference from the Annual Report on Form 10-K filed for the year ended December 31, 1992

                          10.3        Second Amended and Restated Loan
                                      and Security Agreement by and among
                                      Carrols Corporation and Carrols
                                      Holdings Corporation, as "Borrower" and
                                      Heller Financial, Inc., as "Lender"
                                      dated as of September 15, 1992

                          10.4 Senior Subordinated Credit Agreement dated as of September 15, 1992 between Carrols Corporation,
                                      Carrols Holdings Corporation and
                                      World Subordinated Debt
                                      Partners, L.P.

                    The following are incorporated by reference from Amendment No. 2 to Form S-1 Registration Statement under The Securities Act of 1933 as filed with the Securities and Exchange Commission on August 4, 1993:

                          10.5        Third Amended and Restated Loan
                                      and Security Agreement by and
                                      among Carrols Corporation and
                                      Carrols Holdings Corporation,
                                      as "Borrower" and Heller
                                      Financial, Inc., as "Lender"
                                      dated as of August 9, 1993

                    The following are incorporated by reference from the Annual Report on Form 10-K filed for the year ended December 31, 1993


                          10.6 First Amendment to Third Amended and Restated Loan and Security Agreement by and among Carrols Corporation and Carrols Holdings Corporation, as "Borrower" and Heller Financial, Inc., as "Lender" dated October 27, 1993

                          10.7 Second Amendment to Third Amended and Restated Loan and Security Agreement by and among Carrols Corporation and Carrols Holdings Corporation, as "Borrower" and Heller Financial,
                                      Inc., as "Lender" dated March 11, 1994

                          10.8        Carrols Holdings Corporation
                                      1993 Employee Stock Option and
                                      Award Plan

                    The following exhibits are filed with this Form 10-K:

                          10.9 Third Amendment to Third Amended and Restated Loan and Security Agreement among Carrols Holdings Corporation, Carrols Corporation and Heller Financial, Inc., dated May 2, 1994

                          10.10 Fourth Amendment to Third Amended and Restated Loan and Security Agreement among Carrols Holdings Corporation, Carrols Corporation and Heller Financial, Inc., dated December 20, 1994

                          10.11 Supply Agreement between ProSource Services Corporation and Carrols Corporation dated April 1, 1994

                          10.12 Taco Cabana Restaurants Development Agreement dated June 30, 1994 between T.C. Management, Inc., and Carrols Corporation

                          10.13 Letter Agreement dated September 8, 1994 amending the Taco Cabana
                                      Restaurants Development Agreement dated
                                      June 30, 1994

                          10.14       Pollo Tropical Area Development
                                      Agreement dated January 1, 1995 between
                                      Pollo Franchise, Inc., and Carrols
                                      Corporation

                          10.15 Option Agreement for Toronto dated January 1, 1995 between Pollo
                                      Franchise, Inc., and Carrols
                                      Corporation

                          10.16 Option Agreement for Michigan dated January 1, 1995 between Pollo
                                      Franchise, Inc., and Carrols
                                      Corporation

                          10.17 Employment Agreement dated January 1, 1995 between Carrols Corporation and Daniel T. Accordino

                          10.18 Employment Agreement dated January 1, 1995 between Carrols Corporation and Alan Vituli

                          10.19       1994 Regional Director's Bonus Plan

                          10.20       1994 Director's Stock Option Plan

                          10.21       Carrols Corporation Corporate
                                      Employee's Savings Plan dated December
                                      31, 1994



                          22.1 Subsidiaries of the Registrant, all wholly-owned are:

                                      Carrols J.G. Corp.
                                      Carrols Realty Holdings Corp.
                                      Carrols Realty I Corp.
                                      Carrols Realty II Corp.
                                      Carrols Realty III Corp.
                                      CDC Theatre Properties, Inc.
                                      H.N.S. Equipment & Leasing Corp.
                                      Quanta Advertising Corp.
                                      Confectionery Square Corp.
                                      Jo-Ann Enterprises, Inc.

                         27.1         Financial Data Schedule

             (d)    Reports on Form 8-K

                    The Company did not file any reports on Form 8-K during the last quarter of the year covered by this report.

                                 SIGNATURES

       Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized in the City of Syracuse, State of New York on the 31st day of March, 1995.



                                       CARROLS CORPORATION

                                       BY: /s/ Alan Vituli



                                       Alan Vituli, Chairman
                                       and Chief Executive Officer




       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                     Title                           Date

/s/Alan Vituli                Director, Chairman and           March 31, 1995
(Alan Vituli)                    Chief Executive Officer

/s/Daniel T. Accordino        Director, President              March 31, 1995
(Daniel T. Accordino)            and Chief Operating
                                 Officer

/s/Richard V. Cross           Director, Executive              March 31, 1995
(Richard V. Cross)               Vice President -
                                 Finance, and Treasurer
                                 (Principal Financial &
                                 Accounting Officer)


/s/Peter J. Weidhorn          Director                         March 31, 1995
(Peter J. Weidhorn)

/s/Franklin Glasgall          Director                         March 31, 1995
(Franklin Glasgall)

/s/M. Bruce Adelberg          Director                         March 31, 1995
(M. Bruce Adelberg)

                    REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
                                        ___________



To the Board of Directors of
 Carrols Corporation


We have audited the consolidated financial statements and the financial state-ment schedules of Carrols Corporation (a wholly-owned subsidiary of Carrols Holdings Corporation) and Subsidiaries listed in Item 14(a) of this Form 10-K. These financial statements and financial statement schedules are the responsi-bility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

We conducted our audits in accordance with generally accepted auditing stan-dards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by man-agement, as well as evaluating the overall financial statement presentation.
We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Carrols Corpora-tion and Subsidiaries as of December 31, 1994 and 1993, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1994 in conformity with generally accepted ac-counting principles. In addition, in our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the in-formation required to be included therein.

As further discussed in the notes to the consolidated financial statements, the Company changed its method of accounting for income taxes and postretirement benefits in 1993 and 1992, respectively.






                                               COOPERS & LYBRAND L.L.P.


Syracuse, New York
February 25, 1995

                               CARROLS CORPORATION AND SUBSIDIARIES

                                   CONSOLIDATED BALANCE SHEETS

                                    DECEMBER 31, 1994 AND 1993
                                           ___________

       ASSETS                                                         1994           1993
Current assets:
  Cash and cash equivalents                                      $  1,710,000   $  1,172,000
  Trade and other receivables, net of
    reserves of $424,000 and $563,000
    for 1994 and 1993, respectively                                   532,000        632,000
  Inventories                                                       2,254,000      2,051,000
  Prepaid real estate taxes                                           384,000        273,000
  Prepaid expenses and other current assets                           459,000        487,000
                                                                  -----------    -----------
    Total current assets                                            5,339,000      4,615,000
                                                                  -----------    -----------

Property and equipment, at cost:
  Land                                                              6,543,000      6,431,000
  Buildings and improvements                                       14,260,000     14,341,000
  Leasehold improvements                                           34,854,000     34,125,000
  Equipment                                                        40,141,000     35,012,000
  Capital leases                                                   15,558,000     15,689,000
                                                                  -----------    -----------
                                                                  111,356,000    105,598,000
  Less accumulated depreciation
    and amortization                                              (53,969,000)   (47,254,000)
                                                                  -----------    -----------
   Net property and equipment                                      57,387,000     58,344,000

Franchise rights, at cost (less accumulated
  amortization of $17,548,000 and $15,146,000
  for 1994 and 1993, respectively)                                 46,042,000     39,566,000

Beneficial leases, at cost (less accumulated
  amortization of $7,433,000 and $6,921,000
  for 1994 and 1993 respectively)                                   8,405,000      9,233,000

Excess of cost over fair value of assets acquired
  (less accumulated amortization of $462,000
  and $404,000 for 1994 and 1993, respectively)                     1,849,000      1,907,000

Other assets                                                        5,666,000      6,070,000
                                                                   ----------     ----------
                                                                 $124,688,000   $119,735,000
                                                                  ===========    ===========

      The accompanying notes are an integral part of the financial statements.



                                              F-2

                               CARROLS CORPORATION AND SUBSIDIARIES

                                    CONSOLIDATED BALANCE SHEETS

                                    DECEMBER 31, 1994 AND 1993
                                            ___________
               LIABILITIES AND STOCKHOLDER'S DEFICIT                  1994            1993
Current liabilities:
  Current portion of long-term debt                               $   258,000    $   283,000
  Current portion of capital lease obligations                        615,000        584,000
  Accounts payable                                                  6,915,000      5,845,000
  Accrued liabilities:
    Taxes                                                           1,525,000      1,073,000
    Payroll and employee benefits                                   3,748,000      2,340,000
    Interest                                                        4,899,000      4,864,000
    Other                                                           3,835,000      3,432,000
                                                                   ----------     ----------
     Total current liabilities                                     21,795,000     18,421,000

Long-term debt, net of current portion                            120,680,000    114,197,000

Capital lease obligations,
  net of current portion                                            3,966,000      4,603,000

Deferred gain - sale/leaseback of real estate                       1,888,000      1,998,000

Accrued postretirement benefits                                     1,354,000      1,288,000

Other liabilities                                                   2,213,000      1,632,000
                                                                  -----------    -----------
     Total liabilities                                            151,896,000    142,139,000
                                                                  -----------    -----------
Commitments and contingencies

Stockholder's deficit:
  Common stock, par value $1; authorized 1,000
    shares, issued and outstanding - 10 shares                             10             10
  Additional paid-in capital                                        1,474,990      4,447,990
  Accumulated deficit                                             (28,683,000)   (26,852,000)
                                                                  -----------     ----------
     Total stockholder's deficit                                  (27,208,000)   (22,404,000)
                                                                  -----------     ----------
                                                                 $124,688,000   $119,735,000
                                                                  ===========    ===========


             The accompanying notes are an integral part of the financial statements.

                                              F-3
                               CARROLS CORPORATION AND SUBSIDIARIES

                               CONSOLIDATED STATEMENTS OF OPERATIONS

                            YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992
                                            ___________

                                                      1994           1993           1992
                                                  (52 Weeks)     (52 Weeks)     (53 Weeks)
Revenues:
  Sales                                         $203,927,000   $171,137,000   $156,020,000
  Other income                                       327,000        497,000        393,000
                                                 -----------    -----------    -----------
                                                 204,254,000    171,634,000    156,413,000
                                                 -----------    -----------    -----------
Costs and expenses:
  Cost of sales                                   57,847,000     48,502,000     43,133,000
  Restaurant wages and related expenses           59,934,000     51,739,000     47,122,000
  Other restaurant operating expenses             42,390,000     35,192,000     30,725,000
  Depreciation and amortization                   11,259,000     12,143,000     11,021,000
  Administrative expenses                          9,449,000      8,031,000      6,961,000
  Advertising expense                              8,785,000      7,930,000      7,671,000
  Interest expense                                14,456,000     12,505,000     11,042,000
  Loss on closing restaurants and other            1,800,000
                                                  ----------     ----------     ----------
                                                 205,920,000    176,042,000    157,675,000
                                                 -----------    -----------    -----------

    Loss before taxes, extraordinary item
      and cumulative effect of change
      in accounting principle                     (1,666,000)    (4,408,000)    (1,262,000)

Provision for state taxes, current                  (165,000)
                                                   ---------      ---------      ---------
Loss before extraordinary item and
  cumulative effect of change in
  accounting principle                            (1,831,000)    (4,408,000)    (1,262,000)

Extraordinary loss on
  extinguishment of debt                                         (4,883,000)

Cumulative effect of change in
  accounting for postretirement benefits                                        (1,037,000)
                                                   ---------     ----------     ----------

              NET LOSS                            (1,831,000)    (9,291,000)    (2,299,000)

Accumulated deficit, beginning of year           (26,852,000)   (17,561,000)   (15,262,000)
                                                  ----------     ----------     ----------
     ACCUMULATED DEFICIT, END OF YEAR           $(28,683,000)  $(26,852,000)  $(17,561,000)
                                                  ==========     ==========     ==========

             The accompanying notes are an integral part of the financial statements.

                               CARROLS CORPORATION AND SUBSIDIARIES

                               CONSOLIDATED STATEMENTS OF CASH FLOWS

                           YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992
                                            ___________

                         Increase (Decrease) in Cash and Cash Equivalents

                                                      1994           1993          1992
                                                  (52 Weeks)     (52 Weeks)    (53 Weeks)
Cash flows from operating activities:
  Net loss                                      $(1,831,000)     $(9,291,000)   $(2,299,000)
  Adjustments to reconcile net loss
    to net cash provided by operating
    activities:
      Depreciation and amortization              11,259,000       12,143,000     11,021,000
      Non-cash charges included in
        extraordinary loss                                         2,245,000
      Non-cash charges included
        in loss on closing restaurants
        and other                                 1,800,000
      Change in operating assets and liabilities:
        Trade and other receivables                 100,000         (278,000)       395,000
        Inventories                                (203,000)        (147,000)      (355,000)
        Prepaid expenses and
          other current assets                     (117,000)         (76,000)      (132,000)
        Other assets                               (494,000)         424,000        (74,000)
        Accounts payable                          1,070,000          471,000       (514,000)
        Accrued interest                             35,000        4,006,000        272,000
        Accrued liabilities and other             2,781,000          211,000      2,118,000
                                                 ----------       ----------     ----------
     Cash provided by operating activities       14,400,000        9,708,000     10,432,000
                                                 ----------       ----------     ----------

Cash flows from investing activities:
  Capital expenditures:
    Property and equipment                       (4,509,000)      (2,303,000)    (2,848,000)
    Construction of new restaurants              (1,357,000)      (1,411,000)      (243,000)
    Acquisition of restaurants                  (11,615,000)     (10,464,000)    (7,863,000)
    Franchise fees and renewals                    (158,000)        (149,000)       (80,000)
  Notes and mortgages issued                                        (613,000)      (110,000)
  Payments received on notes, mortgages
    and capital subleases receivable                112,000           82,000        233,000
  Disposal of property, equipment
    and franchise rights                            569,000          842,000        113,000
                                               ------------       ----------      ---------
     Net cash used for
        investing activities                    (16,958,000)     (14,016,000)   (10,798,000)
                                               ------------       ----------     ----------


                                             Continued

                                                F-5
/TABLE

                                CARROLS CORPORATION AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF CASH FLOWS, (Continued)

                           YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992
                                            ___________

                         Increase (Decrease) in Cash and Cash Equivalents

                                                      1994           1993           1992
                                                   (52 Weeks)     (52 Weeks)     (53 Weeks)
Cash flows from financing activities:
  Proceeds from long-term debt                    $ 6,800,000     $119,629,000   $15,000,000
  Principal payments on long-term debt               (267,000)      (4,187,000)  (14,486,000)
  Retirement of long-term debt                        (75,000)    (104,090,000)
  Proceeds from sale -
    leaseback transaction                             672,000
  Dividends paid                                   (3,473,000)      (2,241,000)     (200,000)
  Principal payments on capital leases               (561,000)        (564,000)     (631,000)
  Payment of other liability                                        (4,256,000)
                                                   ----------       ----------     ---------
     Net cash provided by (used for)
       financing activities                         3,096,000        4,291,000      (317,000)
                                                   ----------       ----------     ---------
     Increase (decrease) in cash
       and cash equivalents                           538,000          (17,000)     (683,000)

Cash and cash equivalents,
  beginning of year                                 1,172,000        1,189,000     1,872,000
                                                  -----------       ----------    ----------
     CASH AND CASH EQUIVALENTS,
       END OF YEAR                                $ 1,710,000      $ 1,172,000   $ 1,189,000
                                                   ==========       ===========   ==========

Supplemental disclosures:
  Interest paid on debt                           $14,421,000      $ 8,499,000   $10,770,000
  Taxes paid                                      $   126,000












             The accompanying notes are an integral part of the financial statements.

                                                F-6

                   CARROLS CORPORATION AND SUBSIDIARIES

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                -----------

1.  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Accounting Policies

The following is a summary of certain significant accounting policies followed in the preparation of the consolidated financial statements.

Basis of Consolidation

The consolidated financial statements include the accounts of Carrols Corporation and its subsidiaries (the "Company"). The Company is a wholly-owned subsidiary of Carrols Holdings Corporation ("Holdings"). All significant intercompany transactions have been eliminated in consolidation.

The Company operates, as franchisee, 219 fast food restaurants under the trade name "Burger King" in nine Northeastern and Midwestern states and one Southeastern state. As reported by Burger King Corporation ("BKC"), the Burger King system is the second largest "hamburger fast food" restaurant system in the United States in terms of sales and number of restaurants. The Company is the largest independent Burger King franchisee in the United States.

Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market.

Acquisitions

The Company has purchased existing restaurants, principally for cash, during 1994 and 1993 consisting of the following:

                                                          1994         1993
Number of units                                               22            18

Property and equipment:
 Leasehold improvements                               $  128,000    $  967,000
 Equipment                                             2,626,000     2,140,000
                                                       ---------     ---------
                                                       2,754,000     3,107,000
Franchise rights                                       8,786,000     7,339,000
Other assets                                              75,000        18,000
                                                       ---------     ---------
                                                     $11,615,000   $10,464,000
                                                      ==========    ==========

These acquisitions have been accounted for by the purchase method; accordingly, their results are included in the consolidated financial statements from the respective acquisition dates.

                      CARROLS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   ___________

1.  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Acquisitions (Continued)

Proforma financial information with respect to the 1993 acquisition of 18 restaurants is as follows and assumes the acquisition took place at the beginning of the fiscal year:

                                                   1993             1992

     Revenues                                  $181,341,000     $175,350,000
     Income (loss) before extraordinary
       item and cumulative effect of
       accounting change                      ($  3,703,000)         434,000

     Net loss                                 ($  8,586,000)        (603,000)

Proforma financial information is not provided for the 1994 acquisitions since their effect on the 1994 consolidated financial statements is not significant.

Depreciation and Amortization

Depreciation and amortization is provided on the straight-line method for financial reporting purposes. The useful lives for computing depreciation and amortization are as follows:

     Buildings and improvements                        5 to 20 years
     Leasehold improvements                            Remaining life of lease
                                                         including renewal op-
                                                         tions or life of asset,
                                                         whichever is shorter
     Equipment                                         3 to 10 years
     Capital leases                                    Remaining life of lease

At the time of retirement or other disposition, the cost and accumulated depreciation is removed from the accounts and any gain or loss is reflected in income. Depreciation expense for the years ended December 31, 1994, 1993 and 1992 was $7,404,000, $7,840,000 and $7,240,000, respectively.

Franchise Rights and Beneficial Leases

Fees for initial franchises and renewals paid to Burger King Corporation are amortized using the straight-line method over the term of the agreement, generally twenty years.

Acquisition costs allocated to franchise rights and beneficial leases are amortized using the straight-line method, principally over the remaining lives of the leases including renewal options, but not in excess of 40 years.

The recoverability of the carrying values of franchise rights and beneficial leases is periodically evaluated based on current and forecasted cash flow, future market opportunities, strategic importance and estimated disposal values.

                      CARROLS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   ___________




1.  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)


    Excess of Cost Over Fair Value

    The excess of cost over fair value of assets acquired is amortized on a straight-line basis over 40 years.

    Deferred Financing Costs

    Financing costs incurred in obtaining long-term debt are capitalized and are amortized over the life of the related debt on an effective interest basis.

    Cash and Equivalents

    The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

    Income Taxes

    The Company and its subsidiaries are included in the consolidated federal income tax return of Holdings.

    Effective January 1, 1993, the Company adopted FASB Statement No. 109, "Accounting for Income Taxes" which requires, among other things, an asset and liability approach to recognizing the tax effects of temporary differences between tax and financial reporting. This change had no effect on the Company's 1993 financial statements.

    Advertising Costs

    All advertising costs are expensed as incurred.

    Employee Savings Plan

    The Company offers a savings plan for salaried employees. Under the plan, participating employees may contribute up to 10% of their salary annually. The Company's contributions, which begin to vest after three years and fully vest after seven years of service, are equal to 50% of the employee's contributions to a maximum Company contribution of $530 annually. The employees have various investment options available under a trust established by the plan. The plan cost was $125,000, $111,000, and $101,000 for the years ended December 31, 1994, 1993 and 1992, respectively.

                      CARROLS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   ___________


    Fiscal Year

    The Company uses a 52-53 week fiscal year ending on the Sunday closest to December 31. The financial statements included herein are as of January 1, 1995 (52 weeks), January 2, 1994 (52 weeks) and January 3, 1993 (53 weeks).

    Reclassification

    Certain amounts for prior years have been reclassified to conform to the current year presentation.

2.  INVENTORIES

    Inventories at December 31 consisted of:
                                                      1994          1993

        Raw materials (food and paper products)     $1,415,000    $1,205,000
        Supplies                                       839,000       846,000
                                                     ---------     ---------
                                                    $2,254,000    $2,051,000
                                                     =========     =========

3.  LEASES

    The Company utilizes land and buildings in its operations under various lease agreements. Initially these leases are generally for terms of twenty years and in most cases contain renewal options for two to four additional five-year periods. The rent payable under such leases is generally a percentage of sales with a provision for minimum rent. In addition, most leases require payment of property taxes, insurance and utilities.

    During 1991, the Company sold the real estate of twelve of the Company's restaurants under sale/leaseback arrangements for total proceeds of approximately $10,150,000. Deferred gains of approximately $2,050,000 were recorded in 1991 as a result of these transactions and are being amortized over the lives of the leases. The leases are operating leases, have a 20 year term with four five-year renewal options and provide for additional rent based on a percentage of sales in excess of predetermined levels. The leases contain purchase options at fair market value, as defined in each lease agreement. The deferred gain of $1,888,000 at December 31, 1994 is primarily the result of the 1991 transactions.

    Accumulated amortization pertaining to capital leases for the years ended December 31, 1994 and 1993 was $8,285,000 and $7,422,000, respectively.

                      CARROLS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   ___________




3.  LEASES - continued

    Minimum rent commitments under noncancelable leases as of December 31, 1994, are as follows:
                                                               Capital        Operating
     Years ending:
         1995                                                $1,124,000      $10,474,000
         1996                                                 1,088,000       10,343,000
         1997                                                   980,000       10,085,000
         1998                                                   805,000        9,533,000
         1999                                                   588,000        8,911,000
         2000 and thereafter                                  2,961,000       81,821,000
                                                              ---------       ----------
     Total minimum lease payments                             7,546,000     $131,167,000
                                                                             ===========
       Less amount representing interest (7.7% to 16.6%)      2,965,000
                                                              ---------
     Total obligations under capital leases                   4,581,000
       Less current portion                                     615,000
                                                              ---------
         Long-term obligations under capital leases          $3,966,000
                                                              =========

    Total rent expense on operating leases, including percentage rent on both operating and capital leases, for the years ended December 31, was as follows:
                                                          1994          1993         1992
      Minimum rent on real property                    $10,147,000    $8,627,000   $7,223,000
      Additional rent based on a
        percentage of sales                              1,917,000     1,290,000    1,148,000
      Equipment rent                                       109,000        69,000       92,000
                                                        ----------    ----------    ---------
                                                       $12,173,000    $9,986,000   $8,463,000
                                                        ==========    ==========    =========


                      CARROLS CORPORATION AND SUBSIDIARIES

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   ___________
4.  LONG-TERM DEBT

    Long-term debt at December 31 consisted of:
                                                                       1994        1993
      Collateralized:
        Revolving line of credit                                    $8,622,000   $2,500,000
        Acquisition loan                                               650,000
        Industrial Development Revenue bonds                           846,000    1,096,000
        Other notes payable with
          interest rates to 10%                                        820,000      884,000
      Unsecured:
        Senior notes                                               110,000,000  110,000,000
                                                                   -----------  -----------
                                                                   120,938,000  114,480,000
   Less current portion                                                258,000      283,000
                                                                   -----------  -----------
                                                                  $120,680,000 $114,197,000
                                                                   ===========  ===========

    The Company issued $110 million of unsecured senior notes in August 1993 to effect a refinancing of existing long-term obligations. The extraordinary loss of $4,883,000 on extinguishment of debt in 1993 includes $2,245,000 of previously deferred financing costs and $2,638,000 of premium and expenses paid on the retirement of subordinated debentures and debt.

    The senior notes bear interest at a rate of 11.5%, payable semi-annually on each February 15 and August 15, and are due August 15, 2003. The notes are not redeemable prior to August 15, 1998, except that, through August 1996, the Company may redeem up to $33 million in aggregate principal amount at 111.5% plus accrued interest from the proceeds of a public offering of common stock by the Company or by Carrols Holdings Corporation. The notes are redeemable at the option of the Company in whole or in part on or after August 15, 1998 at specified redemption prices. Provisions of the revolving line of credit facility place limitations on the redemption or repurchase of the notes so long as the facility remains in effect.

    On December 20, 1994, the revolving line of credit agreement was amended to provide for an additional acquisition loan of $5 million. The $5 million acquisition loan will be collateralized by the twenty-two restaurants acquired during 1994 and will be fully advanced during 1995. The $5 million is required to be repaid by quarterly payments of $250,000 beginning in November 1997 increasing to quarterly payments of $500,000 beginning in November 1998. As of December 31, 1994, the outstanding balance under the acquisition loan was $650,000.
                                          F-12

                      CARROLS CORPORATION AND SUBSIDIARIES

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   ___________



4.  LONG-TERM DEBT - continued

    Effective December 20, 1994, in conjunction with the additional $5 million acquisition loan, the revolving line of credit agreement was amended to reduce the interest rate on borrowings to either the London Interbank Offering Rate plus 2.5% or the prime rate plus 1.25%. If the revolving line of credit and acquisition loan exceed $25 million, then the interest rate is increased to either the London Interbank Offering Rate plus 3.5% or the prime rate plus 2.25% on the amount of the loan exceeding $25 million. The amount available under the revolving line of credit was increased to $25 million with no future reductions until its maturity in August 2000. At December 31, 1994 there was $14.8 million available under the revolving line of credit facility after reduction for the $8.6 million outstanding and a $1.6 million letter of credit guaranteed by the facility. A commitment fee of 1/2% is payable on the unused balance. At December 31, 1994, the facility was collateralized by substantially all assets of the Company.

    The Industrial Development Revenue bonds were issued on August 30, 1983 in connection with the purchase and modernization of a warehouse. Bonds are due in yearly amounts of $250,000 through 1998, with interest at seventy-five percent of prime. The bonds are collateralized by the warehouse which has a net book value of $1,890,000.

    Restrictive covenants of the senior notes and the revolving line of credit facility include limitations with respect to the issuance of additional debt and redeemable preferred stock; the sale of assets; dividend payments and capital stock redemption; transactions with affiliates; consolidations, mergers and transfers of assets and minimum interest and fixed charge coverage ratios.

    At December 31, 1994, principal payments required on all long-term debt are as follows:

               1995                        $    258,000
               1996                             258,000
               1997                             291,000
               1998                             266,000
               1999                             452,000
               Subsequent to 1999           119,413,000
                                            -----------
                                           $120,938,000
                                            ===========

                      CARROLS CORPORATION AND SUBSIDIARIES

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  ___________


5.  INCOME TAXES

    The components of deferred income taxes at December 31, are as follows:

                                                        1994           1993
          Assets
            Receivable and other reserves         $   588,000     $   351,000
            Insurance reserves                        707,000         487,000
            Accrued vacation                          426,000         405,000
            Deferred gain on sale/leaseback
              transactions                            755,000         799,000
            Postretirement benefits                   542,000         534,000
            Capital leases                            572,000         555,000
            Net operating loss carryforwards       14,845,000      13,096,000
            Less: Valuation allowance             (11,799,000)     (6,376,000)
                                                   ----------      ----------
                                                    6,636,000       9,851,000
                                                   ----------      ----------
          Liabilities
            Franchise rights                        6,500,000       7,384,000
            Depreciation                              136,000       2,438,000
            Installment sales                                          29,000
                                                   ----------      ----------
                                                    6,636,000       9,851,000
                                                   ----------      ----------
                                                  $     0         $     0
                                                   ==========      ==========

    During 1993, the Company settled outstanding disputes with the Internal Revenue Service relating to income tax claims arising from periods prior to the acquisition of Carrols by Holdings. The cost to the company of these settlements approximated $2.7 million of tax claims plus $1.6 million of interest and had been previously reserved. The Company has net operating loss carryforwards for income tax purposes of approximately $37 million, which expire in varying amounts beginning 2001 through 2009.

6.  STOCKHOLDER'S EQUITY

    The Company

    The Company has 1,000 shares of common stock authorized, 10 shares issued and outstanding. Dividends on the Company's common stock are restricted to amounts permitted by various loan and debenture agreements.

    Additional paid-in capital was reduced for cash dividends declared of $2,973,000,$2,741,000 and $200,000 in 1994, 1993 and 1992, respectively.

                       CARROLS CORPORATION AND SUBSIDIARIES

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   ___________

6.  STOCKHOLDER'S EQUITY (Continued)

    Holdings

    The sole activity of Holdings is the ownership of 100% of the stock of Carrols Corporation.

    Holdings, the parent, has issued various classes of stock with redemption, convertibility and cumulative dividend payment requirements.  At December
    31, Holdings stock consists of:
                                                                   1994          1993
       Preferred stock:
         Class A, 10% cumulative redeemable,
           par value $.01, authorized, issued
           and outstanding 7,250 shares at
           liquidation preference and
           redemption price                                    $7,250,000    $7,250,000
         Class B, convertible, 10% cumulative
           redeemable Series I, par value $.01,
           authorized, issued and outstanding 750
           shares at liquidation preference and
           redemption price                                       750,000       750,000
         Class B, 10% cumulative redeemable
           Series II, par value $.01, authorized
           750 shares, issued - none
       Common stock:
         Voting, par value $.01, authorized
           6,000,000 shares, issued and outstanding
           2,266,157 and 2,760,012 shares for
           1994 and 1993, respectively                             23,000        28,000
         Non-voting, par value $.01, authorized
           882,353  shares, issued - none

    The Class A Preferred Stock, issued in December 1986, is subject to redemptions equally over each of the tenth through thirteenth anniversaries of issuance. Subject to the redemption restrictions of various loan agreements, all preferred stock may be redeemed at the option of Holdings, at a price of $1,000 per share, plus accrued dividends. In the event that the scheduled redemptions are not timely made, the annual dividend rate on the Class A Preferred Stock will automatically increase to 14%.

    Each share of Holdings Class B Convertible Preferred Stock is convertible at any time prior to redemption into 1,176.5 shares of Holdings Non-Voting Common Stock (subject to adjustment to prevent dilution).

    Holders of the Preferred Stock are entitled to cumulative dividends payable quarterly at the rate of 10% per annum. In the event that Holdings fails to pay four consecutive quarterly dividends on the Class A preferred stock, the subsequent dividend rate increases to 11.5%; if eight consecutive quarterly dividends are missed, the rate increases to 13% per annum until such dividends are paid. Dividends on the Class B preferred stock cannot be declared or paid if there are any Class A preferred stock dividends in arrears.
                      CARROLS CORPORATION AND SUBSIDIARIES

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  ___________




6.  STOCKHOLDER'S EQUITY (Continued)

    In conjunction with the Class A Preferred Stock, warrants to purchase 529,412 shares of Holdings Common Stock at an exercise price of $.97 to $1.00 per share were granted. Outstanding warrants as of December 31, 1994 and 1993 totalled 463,549 and 529,412, respectively. Warrants are exercisable until the redemption of the Class A Preferred Stock. The warrants contain restrictions as to transfer, dilution and registration rights.

    The Company also granted warrants for the purchase of 281,602 shares of Holdings Common Stock with various expiration dates through 2004 at an exercise price of $1.00 per share.

    Redemption Offer

    During 1993, Carrols Holdings Corporation initiated a redemption and retirement offer resulting in the tender of 743,843 shares of common stock and the tender of warrants to purchase 65,863 shares of common stock with a total redemption value of $3,173,000.

    Approximately $500,000, or 249,988 shares, of the redemption was effected during 1993. The remainder of the redemption, $2,673,000, or 493,855 shares and warrants for 65,863 shares, was completed in 1994.

    Stock Options

    Carrols Holdings Corporation adopted an Employee Stock Option and Award Plan on December 14, 1993. Effective April 1, 1994, Holdings also adopted a Stock Option Plan for non-employee directors. The Plans allow for the granting of non-qualified stock options, stock appreciation rights and incentive stock options to directors, officers and certain other Company employees. The Company is authorized to grant options for up to 850,000 shares, 100,000 shares for non-employee directors and 750,000 shares for employees. As of December 31, 1994, 51 employees and non-employee directors were granted options for 257,000 shares at $4.00 per share, of which 15,000 shares were for non-employee directors. Options are generally exercisable over 5 years with 46,400 options exercisable as of December 31, 1994.

7.  LITIGATION

    The Company is a party to various legal proceedings arising from the normal course of business. Management believes adverse decisions relating to litigation and contingencies in the aggregate would not materially effect the Company's results of operations or financial condition.

                      CARROLS CORPORATION AND SUBSIDIARIES

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   ___________




8.  POSTRETIREMENT EMPLOYMENT BENEFITS

    The Company provides postretirement medical and life insurance benefits covering substantially all salaried employees.

    As of January 1, 1992, the provisions of Statement of Financial Accounting Standard (SFAS) No. 106, Employers Accounting for Postretirement Benefits Other Than Pensions, were adopted. The Company elected the immediate recognition approach with respect to the transition obligation.

    The following sets forth the plan status at December 31:

      Accumulated Postretirement Benefit Obligation (APBO):


                                                              1994           1993
        Retirees                                          $  409,000     $  364,000
        Fully eligible
          active participants                                130,000        135,000
        Other active plan participants
          not fully eligible                                 568,000        851,000
                                                           ---------      ---------
             Total APBO                                    1,107,000      1,350,000
        Unrecognized prior service cost                      281,000        304,000
        Unrecognized net loss                                (34,000)      (366,000)
                                                           ---------      ---------
             Accrued postretirement
               benefit obligation                         $1,354,000     $1,288,000
                                                           =========      =========

      Net periodic postretirement benefit cost included the following components:

                                            1994             1993             1992
         Service cost                     $ 47,000          $ 61,000       $ 80,000
         Interest cost                      70,000            74,000         83,000
         Net amortization                  (20,000)          (19,000)
                                           -------           -------         ------
                                          $ 97,000          $116,000       $163,000
                                           =======           =======        =======

                       CARROLS CORPORATION AND SUBSIDIARIES

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   ___________


8.  POSTRETIREMENT EMPLOYMENT BENEFITS (Continued)

    A 10.5% annual rate of increase in the per capita costs of covered health care benefits was assumed for 1994, gradually decreasing to 5.5% by the year 2004. Increasing the assumed health care cost trend rates by one percentage point in each year would increase the accumulated postretirement benefit obligation as of December 31, 1994 by $471,000 and increase the aggregate of the service cost and interest cost components of net periodic postretirement benefit cost for 1994 by $18,000. A discount rate of 7% was used to determine the accumulated postretirement benefit obligation. Actual benefit costs paid on behalf of retirees in 1994 amounted to $31,000.


9.  LIQUIDITY AND RESOURCES

    Although the Company has experienced losses since inception, it has and expects to continue to generate sufficient cash flows to meet its obligations. In addition to cash flows from operations, the Company's available resources include, among other things, borrowing from available lines of credit, sale leasebacks of owned real estate to the extent permitted under the loan agreements and managing certain discretionary expenditures.


10. LOSS ON CLOSING RESTAURANTS AND OTHER

    The loss on closing restaurants and other of $1.8 million for 1994 reflects approximately $1.3 million associated with the closing during 1995 of certain restaurants operating at a negative annual cash flow. These costs include the write-down of assets to net realizable value and estimated lease termination costs. The loss also includes the write-down of approximately $0.5 million to net estimated realizable value of a vacant warehouse held for sale with a net book value as of December 31, 1994 of $1.9 million.

                                   CARROLS CORPORATION AND SUBSIDIARIES
                             SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                               YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992
                                                ___________

       Col. A                                            Col. B           Col. C         Col. D        Col. E
                                                                         Additions
                                                        Balance at       Charged to                   Balance at
                                                         Beginning       Costs and                      End
    Description                                          of Period       Expenses      Deductions     of Period
Year ended December 31, 1994:

  Accumulated depreciation of property
    and equipment                                     $ 47,254,000     $  7,404,000   $ (689,000)(d) $ 53,969,000
  Accumulated amortization of franchise rights          15,146,000        2,402,000                    17,548,000
  Accumulated amortization of beneficial leases          6,921,000          785,000     (273,000)(a)    7,433,000
  Accumulated amortization of excess
    cost over fair value of assets                         404,000           58,000                       462,000

  Reserve for doubtful trade accounts receivable           563,000            2,000     (141,000)(b)      424,000

  Reserve for notes and mortgages receivable(c)            521,000           21,000                       542,000

Year ended December 31, 1993:

  Accumulated depreciation of property
    and equipment                                       40,686,000        7,840,000   (1,272,000)(d)   47,254,000
  Accumulated amortization of franchise rights          13,364,000        2,513,000     (731,000)(a)   15,146,000
  Accumulated amortization of beneficial leases          5,962,000        1,189,000     (230,000)(a)    6,921,000
  Accumulated amortization of excess
    cost over fair value of assets                         347,000           57,000                       404,000

  Reserve for doubtful trade accounts receivable           616,000                       (53,000)(b)      563,000
  Reserve for notes and mortgages receivable(c)            292,000          229,000                       521,000

Year ended December 31, 1992:

  Accumulated depreciation of property
    and equipment                                       33,573,000        7,240,000     (127,000)(d)   40,686,000
  Accumulated amortization of franchise rights          11,153,000        2,211,000                    13,364,000
  Accumulated amortization of beneficial leases          4,985,000          977,000                     5,962,000
  Accumulated amortization of excess
    cost over fair value of assets                         289,000           58,000                       347,000

  Reserve for doubtful trade accounts receivable           699,000                       (83,000)(b)      616,000

  Reserve for notes and mortgages receivable(c)            235,000           57,000                       292,000


  (a)  Represents reduction of accumulated amortization for franchise rights due to sale or disposition of restaurants.
  (b)  Represents write-offs of accounts.
  (c)  Included principally in other assets.
  (d)  Represents retirements of fixed assets.