Form 10-Q
period 1995-03-31
CARROLS CORP
filed 1995-05-15
CIK 17927

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                 FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


For the three months ended                          Commission File Number
       March 31, 1995                                        1-6553

                             CARROLS CORPORATION
            (Exact name of registrant as specified in its charter)


           Delaware                                       16-0958146
(State or other jurisdiction of                        (I.R.S. Employer
 incorporation or organization)                     Identification Number)


       968 James Street
       Syracuse, New York                                  13203
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


                  Yes   X                    No


Common stock, par value $1.00, outstanding at May 15, 1995

                         10 shares


                       PART 1 - FINANCIAL INFORMATION

                    CARROLS CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS
                    MARCH 31, 1995 AND DECEMBER 31, 1994
             ASSETS                              March 31,       December 31,
                                                   1995               1994
Current assets:
  Cash and cash equivalents                   $  2,850,000       $  1,710,000
  Trade and other receivables                      397,000            532,000
  Inventories                                    2,102,000          2,254,000
  Prepaid real estate taxes                        598,000            384,000
  Prepaid expenses and other current assets        437,000            459,000
                                                 _________          _________
       Total current assets                      6,384,000          5,339,000


Property and equipment, at cost:
  Land                                           6,123,000          6,543,000
  Buildings and improvements                    13,841,000         14,260,000
  Leasehold improvements                        34,821,000         34,813,000
  Equipment                                     40,743,000         40,141,000
  Capital leases                                15,355,000         15,558,000
  Construction in progress                         306,000             41,000
                                               ___________        ___________
                                               111,189,000        111,356,000
  Less accumulated depreciation
    and amortization                           (55,445,000)       (53,969,000)
                                               ___________        ___________

       Net property and equipment               55,744,000         57,387,000


Franchise rights, at cost (less accumulated
  amortization of $18,119,000 at March 31, 1995
  and $17,548,000 at December 31, 1994).        45,454,000         46,042,000

Beneficial leases, at cost (less accumulated
  amortization of $7,414,000 at March 31, 1995
  and $7,433,000 at December 31, 1994).          8,217,000          8,405,000

Excess of cost over fair value of assets
  acquired (less accumulated amortization of
  $477,000 at March 31, 1995 and $462,000 at
  December 31, 1994).                            1,834,000          1,849,000

Other assets                                     5,623,000          5,666,000
                                              ____________       ____________
                                              $123,256,000       $124,688,000
                                              ============       ============
FN></TABLE


                    CARROLS CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS (CONT'D)
                    MARCH 31, 1995 AND DECEMBER 31, 1994
LIABILITIES AND STOCKHOLDER'S (DEFICIT)

                                                 March 31,         December 31,
                                                   1995                1994

Current liabilities:
  Current portion of long-term debt            $   258,000       $    258,000
  Current portion of capital lease obligations     615,000            615,000
  Accounts payable                               3,870,000          6,915,000
  Accrued liabilities:
    Payroll and employee benefits                3,023,000          3,748,000
    Taxes - income and other                     1,584,000          1,525,000
    Other                                        3,018,000          3,835,000
    Interest                                     1,802,000          4,899,000
                                                __________         __________

        Total current liabilities               14,170,000         21,795,000


Long-term debt, net of current portion         128,429,000        120,680,000

Capital lease obligations,
  net of current portion                         3,817,000          3,966,000

Deferred income - sale/leaseback of real estate  1,871,000          1,888,000

Accrued postretirement benefits                  1,371,000          1,354,000

Other liabilities                                2,030,000          2,213,000
                                               ___________        ___________
        Total liabilities                      151,688,000        151,896,000



Stockholder's (deficit):
  Common stock, par value $1; authorized 1,000
    shares, issued and outstanding - 10 shares          10                 10
  Additional paid-in capital                     1,274,990          1,474,990

  Accumulated deficit                          (29,707,000)       (28,683,000)
                                                __________         __________


    Total stockholder's (deficit)              (28,432,000)       (27,208,000)
                                               ___________        ___________
                                              $123,256,000       $124,688,000
                                               ===========        ===========
FN></TABLE

                      CARROLS CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    THREE MONTHS ENDED MARCH 31, 1995 AND 1994




                                                 March 31,         March 31,
                                                   1995               1994
                                                (13 weeks)         (13 weeks)

Revenues:
  Sales                                       $ 51,426,000       $ 42,717,000
  Other income                                      35,000             46,000
                                               ___________        ___________
                                                51,461,000         42,763,000


Costs and expenses:
  Cost of sales                                 14,809,000         12,767,000
  Restaurant wages & related expenses           15,818,000         13,553,000
  Other restaurant operating expenses           10,764,000          9,512,000
  Depreciation and amortization                  2,750,000          2,712,000
  Administrative expenses                        2,528,000          1,994,000
  Advertising expenses                           2,175,000          1,917,000
  Interest expense                               3,656,000          3,522,000
                                               ___________        ___________
                                                52,500,000         45,977,000
                                               ___________        ___________

   Loss before taxes and extraordinary
     item                                     $ (1,039,000)      $ (3,214,000)

Provision for state taxes                          (50,000)
                                               ___________         ___________

   Loss before extraordinary item               (1,089,000)        (3,124,000)

Extraordinary item - gain on purchase of
    senior notes                                    65,000
                                               ___________         ___________

   Net loss                                   $ (1,024,000)      $ (3,214,000)
                                               ===========         ===========


                   CARROLS CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                 THREE MONTHS ENDED MARCH 31, 1995 AND 1994


             Increase (Decrease) in Cash and Cash Equivalents

                                                 March 31,        March 31,
                                                   1995             1994
                                                (13 weeks)       (13 weeks)
Cash flows from
  operating activities:
    Net loss                                   $(1,024,000)      $(3,214,000)
    Adjustments to reconcile net loss
     to cash provided by operating
     activities:
       Depreciation and amortization             2,750,000         2,712,000
       Non-cash extraordinary gain                 (65,000)
       Change in assets and liabilities:
         Trade and other receivables               135,000            27,000
         Inventories                               155,000            (5,000)
         Prepaid expenses and
           other current assets                   (192,000)           18,000
         Other assets                             (110,000)          (22,000)
         Accounts payable                       (3,045,000)          482,000
         Accrued interest                       (3,097,000)       (3,129,000)
         Accrued taxes - income and other           59,000           112,000
         Accrued payroll and employee benefits    (725,000)         (146,000)
         Other accrued liabilities                (768,000)         (492,000)
         Other                                    (186,000)            1,000
                                                 _________         _________

      Cash used by operating activities         (6,113,000)       (3,656,000)
                                                 _________         _________

Cash flows from investing activities:
  Capital expenditures:
    Property and equipment                      (1,046,000)         (672,000)
    New restaurants                                (54,000)         (106,000)
    Acquisition of restaurants                                    (1,516,000)
    Franchise rights                               (40,000)          (30,000)
  Payments received on notes, mortgages
    and capital subleases receivable                 8,000            43,000
  Disposal of property,  equipment
    and franchise rights                                             502,000
                                                __________        __________

    Net cash used for investing activities      (1,132,000)       (1,779,000)
                                                __________        __________

                   CARROLS CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS (CONT'D)
                 THREE MONTHS ENDED MARCH 31, 1995 AND 1994


             Increase (Decrease) in Cash and Cash Equivalents

                                                 March 31,        March 31,
                                                   1995             1994
                                                (13 weeks)       (13 weeks)

Cash flows from financing activities:
  Proceeds from long-term debt                  $9,314,000        $8,300,000
  Principal payments on long-term debt             (65,000)          (74,000)
  Principal payments on capital leases            (149,000)         (145,000)
  Purchase of senior notes                      (1,387,000)
  Retirement of long-term debt                                       (75,000)
  Proceeds from sale-leaseback transactions        872,000
  Dividends paid                                  (200,000)       (2,873,000)

                                               ___________        __________
     Net cash provided by
       financing activities                      8,385,000         5,133,000
                                               ___________        __________

     Increase (decrease) in cash
       and cash equivalents                      1,140,000          (302,000)

Cash and cash equivalents,
 beginning of period                             1,710,000         1,172,000
                                               ___________        __________

   CASH AND CASH EQUIVALENTS,
     END OF PERIOD                              $2,850,000        $  870,000
                                               ===========        ==========



Supplemental disclosures:

 Interest paid on debt                          $6,753,000        $6,651,000

 Taxes paid                                     $   41,000        $   64,000

                                                ----------        ----------

                  CARROLS CORPORATION AND SUBSIDIARIES
          NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS




     1. In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of normal and recurring accruals) necessary to present fairly the Company's financial position as of March 31, 1995 and December 31, 1994, the results of operations for the three months ended March 31, 1995 and 1994 and cash flows for the three months ended March 31, 1995 and 1994. These financial statements should be read in conjunction with the Company's annual report on Form 10-K for the period ended December 31, 1994.


     2. The results of operations for the three months ended March 31, 1995 and 1994, are not necessarily indicative of the results to be expected for the full year.


     3.   Inventories at March 31, 1995 and December 31, 1994, consisted of:

                               March  31,          December 31,
                                  1995                 1994

  Raw materials (food and
    paper products)            $1,196,000          $1,415,000
  Supplies                        906,000             839,000
                                _________           _________

                               $2,102,000          $2,254,000
                                =========           =========

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                 OF OPERATIONS AND FINANCIAL CONDITION
                        ________________________

Results of Operations


     Sales for the three months ended March 31, 1995 increased $8.7 million, or 20.4%, as compared to the three months ended March 31, 1994. The Company operated an average of 217 Burger King restaurants for the first quarter of 1995 as compared to an average of 195 for the first quarter of 1994. Average restaurant unit sales increased 8.3% in the first quarter of 1995 as compared to 1994. Sales at comparable restaurants, the 191 restaurants operating for the entirety of the compared periods, increased $2.9 million, or 6.9%. Net restaurant selling prices increased approximately 4.8% resulting from a 2.6% increase in menu prices and 2.2% from fewer discount promotions in 1995.

     Cost of sales (food and paper costs) for the three months ended March 31, 1995 increased in dollars due to higher sales. Cost of sales as a percentage of sales decreased from 29.9% in 1994 to 28.8% in 1995 as a result of the effect of higher net restaurant selling prices and decreases in certain commodity costs.

     Restaurant wages and related expenses decreased from 31.7% of sales to 30.8% of sales when comparing the three months ended March 31, 1994 to 1995. Productive labor efficiencies and the fixed element of restaurant labor along with the effects of higher restaurant selling prices more than offset the effects of increased wage rates and the effects of increased restaurant incentive pay.

    Of the $1.3 million increase in other restaurant operating expenses, approximately $1.0 million was associated with the operation of additional restaurants during the most recent three months when compared to the prior year three months. Other restaurant operating expenses decreased from 22.3% of sales to 20.9% of sales when comparing 1994 to 1995. The fixed element of certain expenses and the milder winter weather effect on utilities and snowplowing were the primary causes of the decrease in other restaurant operating expenses as a percentage of sales.

     Increased depreciation and amortization due to the additional restaurants in operation during the first quarter of 1995 was offset by the reduction in depreciation and amortization caused by assets becoming fully depreciated.

     Administrative expenses increased $0.5 million when comparing the three months ended March 31, 1995 to 1994. The supervision of additional restaurants and costs expended to prepare for future expansion, including development under the new franchise restaurant concepts, were the primary cause of this increase.

     An increase in advertising payments to Burger King Corporation of $0.3 million (based on sales levels) was partially offset by decreases in other forms of promotional activities ($0.1 million) when comparing the three months ended March 31, 1995 to the three months ended March 31, 1994.

     An increase in average loan balances outstanding caused interest expense to increase $0.1 million for the three months ended March 31, 1995 compared to 1994.

            MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                 OF OPERATIONS AND FINANCIAL CONDITION
                               (continued)



Liquidity and Capital Resources


     The operating activities of the Company used $6.1 million of cash for the three months ended March 31, 1995 which included $6.3 million for the semi-annual payment of accrued interest on the Company's 11-1/2% Senior Notes and using $3.3 million to take advantage of favorable payment terms from the Company's major supplier. Capital spending for property, equipment and franchise rights was $1.1 million which was primarily for restaurant maintenance and remodeling. Dividends of $0.2 million were paid to Holdings for the payment by Holdings of regular quarterly preferred stock dividends. $1.4 million was used to purchase $1.5 million face value of the Company's senior notes. The sale and lease/back of one restaurant property provided $0.9 million and a net $9.3 million was borrowed during the quarter under the Senior Secured Credit Facility.

     At March 31, 1995, the Company had $9.8 million available under its Senior Secured Credit Facility, after reserving $1.6 million for a letter of credit guaranteed by the Senior Secured Credit Facility. The Company believes that future cash flow from operations together with funds available under the Senior Secured Credit Facility will be sufficient to meet all interest and principal payments under its indebtedness, fund the maintenance of property and equipment, fund restaurant remodeling required under the Company's franchise agreements, and meet required payments in respect of Preferred Stock (subject to the terms of the Senior Note Indenture and the Senior Secured Credit Facility) with the balance, to the extent available, used to provide funds for future acquisitions.


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

                                   CARROLS CORPORATION
                                   968 James Street
                                   Syracuse, New York 13203
                                        (Registrant)


May 15, 1995                       (Alan Vituli)
Date                               (Signature)
                                   Alan Vituli
                                   Chairman and Chief Executive
                                   Officer




May 15, 1995                       (Richard V. Cross)
Date                               (Signature)
                                   Richard V. Cross
                                   Executive Vice President -
                                   Finance and Treasurer