Form 10-Q/A
period 1995-03-31
CARROLS CORP
filed 1995-05-16
CIK 17927

CARROLS CORPORATON
                          968 James Street
                          Syracuse, N.Y.  13207


                                          May 16, 1995

Securities and Exchange commission
Washington, D.C.  20549

Gentlemen:

The purpose of the ammendment to the March 31, 1995 10-Q is to submit the Financial Data Schedule as Exhibit 27 in the Document #2 which was omitted from the original filing of May 15, 1995.


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