Form 10-Q
period 1995-06-30
CARROLS CORP
filed 1995-08-11
CIK 17927

SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549


                       FORM 10-Q


               QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934


For the six months ended                  Commission File Number
     JUNE 30, 1995                                   1-6553

                           CARROLS CORPORATION
         (Exact name of registrant as specified in its charter)


       DELAWARE                                16-0958146
(State or other jurisdiction of             (I.R.S. Employer
 incorporation or organization)           Identification Number)


   968 JAMES STREET
  SYRACUSE, NEW YORK                             13203
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


             Yes   X                    No


Common stock, par value $1.00, outstanding at August 11, 1995

                         10 SHARES

                     PART 1 - FINANCIAL INFORMATION

                  CARROLS CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED BALANCE SHEETS
                   JUNE 30, 1995 AND DECEMBER 31, 1994



                         ASSETS                                         June 30,                  December 31,
                                                                          1995                      1994
Current assets:
  Cash and cash equivalents                                             $ 2,259,000                $ 1,710,000
  Trade and other receivables                                               543,000
           532,000
  Inventories                                                             2,745,000
           2,254,000
  Prepaid real estate taxes                                                 331,000
           384,000
  Prepaid expenses and other current assets                               469,000
                                                                                                     459,000
        Total current assets                                              6,347,000
           5,339,000
Property and equipment, at cost:
  Land                                                                    6,787,000
           6,543,000
  Buildings and improvements                                             13,939,000
           14,260,000
  Leasehold improvements                                                 35,436,000
           34,813,000
  Equipment                                                              41,824,000
           40,141,000
  Capital leases                                                         15,367,000
           15,558,000
  Construction in progress                                                384,000
                                                                                                      41,000
                                                                        113,737,000
           111,356,000
  Less accumulated depreciation
    and amortization                                                   (57,262,000)
           (53,969,000)
      Net property and equipment                                         56,475,000
           57,387,000
Franchise rights, at cost (less accumulated
amortization of $18,748,000 at June 30,    1995 and
$17,548,000 at December 31,       1994).
                                                                         45,273,000
           46,042,000
Beneficial leases, at cost (less
  accumulated amortization of $7,596,000 at   June 30,
1995 and $7,433,000 at December
  31, 1994).                                                              8,035,000
           8,405,000
Excess of cost over fair value of assets     acquired
(less accumulated amortiztion of
  $491,000 at June 30, 1995 and $462,000 at   December
31, 1994).                                                                1,820,000
           1,849,000
Other assets                                                            7,740,000
                                                                                                   5,666,000
                                                                     $125,690,000
           $124,688,000

                  CARROLS CORPORATION AND SUBSIDIARIES
                  CONSOLIDATED BALANCE SHEETS (CONT'D)
                   JUNE 30, 1995 AND DECEMBER 31, 1994



LIABILITIES AND STOCKHOLDER'S (DEFICIT)



                                                                           June 30,               December 31,
                                                                               1995                       1994
Current liabilities:
  Current portion of long-term debt                                      $  258,000                 $  258,000
  Current portion of capital lease                                          615,000                    615,000
obigations
  Accounts payable                                                        5,975,000                  6,915,000
  Accrued liabilities:
    Payroll and employee benefits                                         3,261,000                  3,748,000
    Taxes - income and other                                              1,512,000                  1,525,000
    Other                                                                 3,455,000                  3,835,000
    Interest                                                              4,842,000                  4,899,000
        Total current liabilities                                        19,918,000                 21,795,000
Long-term debt, net of current portion                                  123,301,000                120,680,000
Capital lease obligations net of current     portion
                                                                          3,667,000                  3,966,000
Deferred income - sale/leaseback of real     estate
                                                                          1,830,000                  1,888,000
Accrued postretirement benefits                                           1,389,000                  1,354,000
Other liabilities                                                       2,075,000                  2,213,000
          Total liabilities                                             152,180,000                151,896,000
Stockholder's (deficit):
  Common stock, par value $1; authorized
    1,000 shares, issued and outstanding -
    10 shares                                                                    10                         10
  Additional paid-in capital                                                                          1,040,990
1,474,990
  Accumulated deficit                                                                                 (27,531,000)
(28,683,000)
    Total stockholder's (deficit)                                                                     (26,490,000)
(27,208,000)
                                                                                                      $125,690,000
$124,688,000

                  CARROLS CORPORATION AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF OPERATIONS
                THREE MONTHS ENDED JUNE 30, 1995 AND 1994








                                                                            June 30,                  June 30,
                                                                                1995                 1994
                                                                          (13 weeks)                (13 weeks)
Revenues:
  Sales                                                                  $58,779,000               $50,194,000
  Other income                                                               39,000                    63,000
                                                                          58,818,000                50,257,000
Costs and expenses:
  Cost of sales                                                           16,926,000                14,157,000
  Restaurant wages & related expenses                                     16,570,000                14,445,000
  Other restaurant operating expenses                                     11,461,000                 9,985,000
  Depreciation and amortization                                            2,741,000                 2,714,000
  Administrative expenses                                                  2,625,000                 2,316,000
  Advertising expenses                                                     2,603,000                 2,231,000
  Interest expense                                                       3,667,000                   3,585,000
                                                                          56,593,000                49,433,000
  Income before taxes                                                      2,225,000                   824,000
Provision for taxes                                                         50,000                     100,000
  NET INCOME                                                              $2,175,000                $  724,000

                  CARROLS CORPORATION AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF OPERATIONS
                 SIX MONTHS ENDED JUNE 30, 1995 AND 1994
                         ______________________







                                                                            June 30,                  June 30,
                                                                                1995                 1994
                                                                          (26 weeks)                (26 weeks)
Revenues:
  Sales                                                                 $110,205,000              $ 92,911,000
  Other income                                                               74,000                   109,000
                                                                         110,279,000                93,020,000
Costs and expenses:
  Cost of sales                                                           31,735,000                26,924,000
  Restaurant wages & related expenses                                     32,388,000                27,999,000
  Other restaurant operating expenses                                     22,225,000                19,497,000
  Depreciation and amortization                                            5,491,000                 5,426,000
  Administrative expenses                                                  5,153,000                 4,309,000
  Advertising expenses                                                     4,778,000                 4,148,000
  Interest expense                                                         7,323,000                 7,107,000
                                                                         109,093,000                95,410,000
  Income (loss) before taxes and
    extraordinary item                                                     1,186,000               (2,390,000)
Provision for taxes                                                         100,000                    100,000
  Income (loss) before extradorinary item                                  1,086,000               (2,490,000)
Extraordinary item - gain on purchase of
  senior notes                                                                65,000
  NET INCOME (LOSS)                                                       $1,151,000              $(2,490,000)

                  CARROLS CORPORATION AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                 SIX MONTHS ENDED JUNE 30, 1995 AND 1994


            Increase (Decrease) in Cash and Cash Equivalents


                                                                            June 30,                  June 30,
                                                                                1995                  1994

                                                                         (26 weeks)                (26 weeks)
Cash flows from operating activities:
  Net income (loss)                                                     $ 1,151,000              $(2,490,000)
   Adjustments to reconcile net income (loss)
    to cash provided by operating
    activities:
      Depreciation and amortization                                       5,491,000                 5,427,000
      Non-cash extraordinary gain                                          (65,000)
      Change in assets and liabilities:
        Trade and other receivables                                        (11,000)                    40,000
        Inventories                                                       (491,000)                  (13,000)
        Prepaid expenses and
          other current assets                                               39,000                    40,000
        Other assets                                                      (142,000)                 (319,000)
        Accounts payable                                                  (940,000)                   579,000
        Accrued interest                                                   (57,000)                  (15,000)
        Accrued taxes - income and other                                   (13,000)                   246,000
        Accrued payroll and employee
benefits                                                                  (487,000)                   239,000
        Other accrued liabilities                                         (380,000)                   197,000
        Other                                                             (152,000)                 209,000
      Cash provided by operating activities                             3,943,000                 4,140,000
Cash flows from investing activities:
  Capital expenditures:
    Property and equipment                                              (2,355,000)               (1,514,000)
    Construction of new restaurants                                     (1,119,000)                 (325,000)
    Acquisition of restaurants                                            (525,000)               (2,595,000)
    Franchise rights                                                       (86,000)                  (30,000)
  Payments received on notes, mortgages
    and capital subleases receivable                                         16,000                    63,000
  Disposal of property, equipment
    and franchise rights                                                                            502,000
  Other investments                                                     (2,188,000)
    Net cash used for investing activities                              (6,257,000)               (3,899,000)

                  CARROLS CORPORATION AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF CASH FLOWS (CONT'D)
                 SIX MONTHS ENDED JUNE 30, 1995 AND 1994


            Increase (Decrease) in Cash and Cash Equivalents


                                                                            June 30,                  June 30,
                                                                           1995                       1994
                                                                          (26 weeks)                (26 weeks)
Cash flows from financing activities:
  Proceeds from long-term debt                                           $ 4,250,000               $ 4,509,000
  Principal payments on long-term debt                                     (129,000)                 (138,000)
  Principal payments on capital leases                                     (299,000)                 (286,000)
  Purchase of senior notes                                               (1,387,000)
  Retirement of long-term debt                                                                        (75,000)
  Proceeds from sale-leaseback transactions                                  861,000
  Dividends paid                                                           (433,000)              (3,073,000)
     Net cash provided by
      financing activities                                               2,863,000                   937,000
     Increase in cash
      and cash equivalents                                                   549,000                 1,178,000
Cash and cash equivalents,
  begining of period                                                     1,710,000                 1,172,000
    CASH AND CASH EQUIVALENTS,
      END OF PERIOD                                                    $ 2,259,000               $ 2,350,000
Supplemental disclosures:
 Interest paid on debt                                                   $ 7,380,000               $ 7,122,000
 Taxes paid                                                              $    73,000               $   100,000

                  CARROLS CORPORATION AND SUBSIDIARIES
          NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS







     1. In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of normal and recurring accruals) necessary to present fairly the Company's financial position as of June 30, 1995 and December 31, 1994, the results of operations for the three and six months ended June 30, 1995 and 1994 and cash flows for the six months ended June 30, 1995 and 1994. These financial statements should be read in conjunction with the Company's annual report on Form 10-K for the period ended December 31, 1994.


     2. The results of operations for the three months and six months ended June 30, 1995 and 1994, are not necessarily indicative of the results to be expected for the full year.


     3. Inventories at June 30, 1995 and December 31, 1994, consisted of:

                                                June  30,            December 31,
                                                  1995                   1994
Raw materials (food and
    paper products)                                $1,222,000             $1,415,000
Supplies                                 1,523,000                           839,000
                                                   $2,745,000             $2,254,000

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                  OF OPERATIONS AND FINANCIAL CONDITION
                        ________________________



RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 1995 VERSUS THREE MONTHS
ENDED JUNE 30, 1994.


     Sales for the three months ended June 30, 1995 increased $8.6 million, or 17.1%, as compared to the three months ended June 30, 1994. The Company operated an average of 219 Burger King restaurants for the 1995 quarter as compared to an average of 200 for the second quarter of 1994. Average restaurant unit sales increased 7.2% in the second quarter of 1995 as compared to 1994. Sales at comparable restaurants, the 193 restaurants operating for the entirety of the compared periods, increased $2.9 million, or 6.0%. Net restaurant selling prices remained relatively stable as compared to the prior year due to a 1.6% increase in menu prices offset by a 1.9% decrease from higher discount promotions in 1995. The higher discount promotions were attributable to a $.99 Whopper<reg-trade-mark> sandwich promotion for two weeks in the 1995 quarter with no comparable promotion in 1994.

     Cost of sales (food and paper costs) for the three months ended June 30, 1995 increased in dollars due to higher sales. Cost of sales as a percentage of sales increased from 28.2% in 1994 to 28.8% in 1995 primarily as a result of the higher discount promotions in 1995 and net increased commodity costs, mainly due to a temporary increase in the cost of lettuce during April and May 1995.

     Restaurant wages and related expenses decreased from 28.8% of sales to 28.2% of sales when comparing 1994 to 1995. Productive labor efficiencies, lower workers compensation costs, lower health insurance costs and the effect of higher sales on the fixed element of restaurant wages more than offset increased wage rates.

     Other restaurant operating expenses increased by approximately $1.5 million but decreased by 0.4% as a percentage of sales for 1995 compared to 1994. The increase in dollars was caused primarily by expenses associated with the operation of the additional restaurants during the most recent three months when compared to the prior year's three months. The decrease in the percentage is attributed to the effect of higher sales on the fixed elements of certain costs like utilities, insurance and real estate taxes.

     Increased depreciation and amortization due to the additional restaurants in operation during the second quarter of 1995 was mostly offset by the reduction in depreciation and amortization caused by assets becoming fully depreciated.

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                  OF OPERATIONS AND FINANCIAL CONDITION
                               (continued)
                        ________________________



     Administrative expenses increased $0.3 million when comparing 1995 to 1994. The supervision of additional restaurants and costs related to future expansion were the primary cause of this increase.

     An increase in advertising payments to Burger King Corporation of $0.3 million (based on sales levels) was the principal cause of the increase in advertising expense when comparing 1995 to 1994.


     An increase in average loan balances was the principal cause for interest expense to increase $0.1 million for 1995 as compared to 1994.


SIX MONTHS ENDED JUNE 30, 1995 COMPARED TO SIX MONTHS
ENDED JUNE 30, 1994.


     Sales for the six months ended June 30, 1995 increased $17.3 million, or 18.6%, as compared to the six months ended June 30, 1994. The Company operated an average of 218 Burger King restaurants in the first six months of 1995 as compared to an average of 198 in the first six months of 1994. Average restaurant unit sales increased 7.6% in the first six months of 1995 as compared to 1994. Sales at comparable restaurants, the 188 restaurants operating for the entirety of the compared periods, increased $5.6 million, or 6.2%. Net restaurant selling prices increased approximately 2.0% resulting from an increase in menu prices.

     Cost of sales (food and paper costs) for the six months ended June 30, 1995 increased in dollars due to higher sales. Cost of sales as a percentage of sales decreased from 29.0% in 1994 to 28.8% in 1995 as a result of the effect of higher net restaurant selling prices and decreases in certain commodity costs, especially beef during the latest six months partially offset by the introduction of larger sized meat patties in certain sandwiches.

     Restaurant wages and related expenses decreased from 30.1% of sales to 29.4% of sales when comparing 1994 to 1995. Productive labor efficiencies, lower workers compensation costs, lower health insurance costs and the effect of higher sales on the fixed element of restaurant wages more than offset increased wage rates.

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                  OF OPERATIONS AND FINANCIAL CONDITION
                               (continued)




     Other restaurant operating expenses increased by approximately $2.7 million but decreased by 0.8% as a percentage of sales for 1995 compared to 1994. The increase in dollars was caused primarily by expenses associated with the operation of the additional restaurants during the most recent six months when compared to the prior year's six months. The decrease in the percentage is attributed to the effect of higher sales on the fixed elements of certain costs like utilities, insurance and real estate taxes.

     Increased depreciation and amortization due to the additional restaurants in operation during the first six months of 1995 was offset by the reduction in depreciation and amortization caused by assets becoming fully depreciated.

     Administrative  expenses   for  1995  increased  $0.8  million  when
compared to 1994. Supervision and training related to operating additional restaurants and costs related to future expansion were the principal causes of this increase.

     An increase in advertising payments to Burger King Corporation of $0.7 million (based on sales levels) was the principal cause of the increase in advertising expense when comparing 1995 to 1994.

     An increase in average loan balances was the principal cause for interest expense to increase $0.2 million for 1995 as compared to 1994.


LIQUIDITY AND CAPITAL RESOURCES


     The operating activities of the Company provided $3.9 million of cash for the six months ended June 30, 1995 after using $0.9 million to take advantage of favorable discount terms from the Company's major supplier. Capital spending for property, equipment and franchise rights was $4.1 million which included the acquisition of one restaurant in Ohio, the construction and opening of one restaurant in Michigan and the remodeling and maintenance of various restaurants. Dividends of $0.4 million were paid to Carrols Holdings Corporation (the Company's parent) for the payment by Holdings of its regular quarterly preferred stock dividend. The Company used $1.4 million to purchase $1.5 million face value of its senior notes. The sale and leaseback of one restaurant property provided $0.9 million and net borrowings under the Senior Secured Credit Facility provided $4.3 million.

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                  OF OPERATIONS AND FINANCIAL CONDITION
                               (continued)


     At June 30, 1995, the Company had $14.9 million available under its Senior Secured Credit Facility, after reserving $1.6 million for a letter of credit guaranteed under the Senior Secured Credit Facility. The Company believes that future cash flow from operations together with funds available under the Senior Secured Credit Facility will be sufficient to meet all interest and principal payments under its indebtedness, fund the maintenance of property and equipment and fund restaurant remodeling required under the Company's franchise agreements, with the balance, to the extent available, used to provide funds for future acquisitions.

     The Senior Note Indenture imposes limitations on certain restricted payments, which include dividends. Following the dividend to be paid in July 1995, dividends on Holdings Preferred Stock will be discontinued until the amount available for such restricted payments is restored through either earnings or new capital investment. The effect of the dividend discontinuance is that the normal dividend rate increases from 10% to an ultimate maximum rate of 14% until the dividends are current.

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

                                        CARROLS CORPORATION
                                        968 James Street
                                        Syracuse, New York 13203
                                        (Registrant)


August 11, 1995                              (ALAN VITULI)
Date                                    (Signature)
                                        Alan Vituli
                                        Chairman and Chief Executive
                                        Officer




August 11, 1995                              (RICHARD V. CROSS)
Date                                    (Signature)
                                        Richard V. Cross
                                        Executive Vice President -
                                        Finance and Treasurer