Form 10-Q
period 1995-09-30
CARROLS CORP
filed 1995-11-14
CIK 17927

SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549


                       FORM 10-Q


               QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934


For the nine months ended                  Commission File Number
   SEPTEMBER 30, 1995                               1-6553

                           CARROLS CORPORATION
         (Exact name of registrant as specified in its charter)


       DELAWARE                                16-0958146
(State or other jurisdiction of             (I.R.S. Employer
 incorporation or organization)           Identification Number)


   968 JAMES STREET
  SYRACUSE, NEW YORK                             13203
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

                         10 SHARES

                     PART 1 - FINANCIAL INFORMATION

                  CARROLS CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED BALANCE SHEETS
                SEPTEMBER 30, 1995 AND DECEMBER 31, 1994


                         ASSETS                          September 30,     1995                   December 31,
                                                                                                    1994
Current assets:
  Cash and cash equivalents                                             $ 2,093,000                $ 1,710,000
  Trade and other receivables                                               434,000
           532,000
  Inventories                                                             2,045,000
           2,254,000
  Prepaid real estate taxes                                                 505,000
           384,000
  Deferred income taxes                                                  2,900,000
  Prepaid expenses and other current assets                               467,000
                                                                                                     459,000
        Total current assets                                              8,444,000
           5,339,000
Property and equipment, at cost:
  Land                                                                    6,938,000
           6,543,000
  Buildings and improvements                                             14,533,000
           14,260,000
  Leasehold improvements                                                 35,768,000
           34,813,000
  Equipment                                                              42,510,000
           40,141,000
  Capital leases                                                         15,367,000
           15,558,000
  Construction in progress                                                540,000
                                                                                                      41,000
                                                                        115,656,000
           111,356,000
  Less accumulated depreciation
    and amortization                                                   (58,964,000)
           (53,969,000)
      Net property and equipment                                         56,692,000
           57,387,000
Franchise rights, at cost (less accumulated
amortization of $19,341,000 at September   30, 1995 and
$17,548,000 at December 31,   1994)
                                                                         44,841,000
           46,042,000
Beneficial leases, at cost (less
  accumulated amortization of $7,580,000 at   September
30, 1995 and $7,433,000 at       December 31,1994)
                                                                          7,854,000
           8,405,000
Excess of cost over fair value of assets     acquired
(less accumulated amortization
  of $505,000 at September 30, 1995 and      $462,000 at
December 31, 1994)                                                        1,806,000
           1,849,000
Deferred income taxes                                                     7,650,000
Other assets                                                            6,680,000
                                                                                                   5,666,000
                                                                     $133,967,000
           $124,688,000

                  CARROLS CORPORATION AND SUBSIDIARIES
                  CONSOLIDATED BALANCE SHEETS (CONT'D)
                SEPTEMBER 30, 1995 AND DECEMBER 31, 1994






LIABILITIES AND STOCKHOLDER'S (DEFICIT)                               September 30,               December 31,
                                                                           1995                       1994
Current liabilities:
  Current portion of long-term debt                                      $  258,000                 $  258,000
  Current portion of capital lease
obligations                                                                 615,000                    615,000
  Accounts payable                                                        3,749,000                  6,915,000
  Accrued liabilities:
    Payroll and employee benefits                                         3,566,000                  3,748,000
    Taxes - income and other                                              1,356,000                  1,525,000
    Other                                                                 2,824,000                  3,835,000
    Interest                                                              1,708,000                  4,899,000
        Total current liabilities                                        14,076,000                 21,795,000
Long-term debt, net of current portion                                  124,644,000                120,680,000
Capital lease obligations, net of current    portion
                                                                          3,522,000                  3,966,000
Deferred income - sale/leaseback of real     estate
                                                                          1,801,000                  1,888,000
Accrued postretirement benefits                                           1,406,000                  1,354,000
Other liabilities                                                       2,093,000                  2,213,000
          Total liabilities                                             147,542,000                151,896,000
Stockholder's (deficit):
  Common stock, par value $1; authorized
    1,000 shares, issued and outstanding -
    10 shares                                                                    10                         10
  Additional paid-in capital
1,474,990
                                                                            840,990
  Accumulated deficit                                                                                 (14,416,000)
(28,683,000)
    Total stockholder's (deficit)                                                                     (13,575,000)
(27,208,000)
                                                                                                      $133,967,000
$124,688,000

                  CARROLS CORPORATION AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF OPERATIONS
             THREE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994








                                                                       September 30,             September 30,
                                                                            1995                      1994
                                                                          (13 weeks)                (13 weeks)
Revenues:
  Sales                                                                  $59,303,000               $55,811,000
  Other income                                                               75,000                    65,000
                                                                          59,378,000                55,876,000
Costs and expenses:
  Cost of sales                                                           16,291,000                15,507,000
  Restaurant wages & related expenses                                     16,867,000                15,799,000
  Other restaurant operating expenses                                     11,835,000                11,396,000
  Depreciation and amortization                                            2,882,000                 2,882,000
  Administrative expenses                                                  2,742,000                 2,250,000
  Advertising expense                                                      2,539,000                 2,248,000
  Interest expense                                                       3,606,000                   3,671,000
  Loss on closing restaurants and other                                                              1,800,000
                                                                          56,762,000                55,553,000
  Income before taxes                                                      2,616,000                   323,000
Provision (benefit) for taxes                                          (10,500,000)                     25,000
  NET INCOME                                                           $13,116,000                  $  298,000

                  CARROLS CORPORATION AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF OPERATIONS
              NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994
                         ______________________







                                                                        September 30,               September 30,
                                                                             1995                       1994
                                                                           (39 weeks)                  (39 weeks)
Revenues:
  Sales                                                                  $169,508,000                $148,722,000
  Other income                                                              149,000                       174,000
                                                                          169,657,000                 148,896,000
Costs and expenses:
  Cost of sales                                                            48,026,000                  42,431,000
  Restaurant wages & related expenses                                      49,255,000                  43,798,000
  Other restaurant operating expenses                                      34,060,000                  30,893,000
  Depreciation and amortization                                             8,373,000                   8,308,000
  Administrative expenses                                                   7,895,000                   6,559,000
  Advertising expense                                                       7,317,000                   6,396,000
  Interest expense                                                         10,929,000                  10,778,000
  Loss on closing restaurants and other                                                                 1,800,000
                                                                          165,855,000                 150,963,000
  Income (loss) before taxes and
    extraordinary item                                                      3,802,000                 (2,067,000)
Provision (benefit) for taxes                                            (10,400,000)                     125,000
  Income (loss) before extraordinary item                                  14,202,000                 (2,192,000)
Extraordinary item - gain on purchase of
  senior notes                                                               65,000
  NET INCOME (LOSS)                                                       $14,267,000               $ (2,192,000)

                  CARROLS CORPORATION AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
              NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994


            Increase (Decrease) in Cash and Cash Equivalents


                                                                       September 30,             September 30,
                                                              1995                                    1994

                                                                         (39 weeks)                (39 weeks)
Cash flows from operating activities:
  Net income (loss)                                                     $14,267,000              $(2,192,000)
   Adjustments to reconcile net income (loss)
    to cash provided by operating
    activities:
      Depreciation and amortization                                       8,373,000                 8,308,000
      Deferred income taxes                                            (10,550,000)
      Non-cash extraordinary gain                                          (65,000)
      Non-cash charges included in loss on
        closing restaurants and other                                                               1,800,000
      Change in operating assets and
liabilities:
        Trade and other receivables                                          98,000                  (69,000)
        Inventories                                                         209,000                    33,000
        Prepaid expenses and
          other current assets                                            (134,000)                  (61,000)
        Other assets                                                       (74,000)                 (305,000)
        Accounts payable                                                (3,166,000)               (2,102,000)
        Accrued interest                                                (3,191,000)               (3,117,000)
        Accrued taxes - income and other                                  (169,000)                   207,000
        Accrued payroll and employee
benefits                                                                  (182,000)                   648,000
        Other accrued liabilities                                       (1,011,000)                 (172,000)
        Other                                                             (141,000)                  11,000
      Cash provided by operating activities                             4,264,000                 2,989,000
Cash flows from investing activities:
  Capital expenditures:
    Property and equipment                                              (3,561,000)               (2,799,000)
    Construction of new restaurants                                     (2,095,000)                 (817,000)
    Acquisition of restaurants                                            (525,000)              (11,588,000)
    Franchise rights                                                      (301,000)                 (123,000)
  Payments received on notes, mortgages
    and capital subleases receivable                                         24,000                    75,000
  Disposal of property, equipment
    and franchise rights                                                     18,000                 517,000
  Other investments                                                    (1,301,000)
    Net cash used for investing activities                              (7,741,000)              (14,735,000)

                  CARROLS CORPORATION AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF CASH FLOWS (CONT'D)
              NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994


            Increase (Decrease) in Cash and Cash Equivalents







                                                                       September 30,             September 30,
                                                                           1995                     1994
                                                                          (39 weeks)                (39 weeks)
Cash flows from financing activities:
  Proceeds from long-term debt                                           $ 5,657,000               $15,815,000
  Principal payments on long-term debt                                     (193,000)                 (202,000)
  Principal payments on capital leases                                     (444,000)                 (427,000)
  Purchase of senior notes                                               (1,387,000)
  Retirement of long-term debt                                                                        (75,000)
  Proceeds from sale-leaseback transactions                                  861,000                   672,000
  Dividends paid                                                           (634,000)              (3,273,000)
     Net cash provided by
      financing activities                                               3,860,000                  12,510,000
     Increase in cash
      and cash equivalents                                                   383,000                   764,000
Cash and cash equivalents,
  beginning of period                                                    1,710,000                 1,172,000
    CASH AND CASH EQUIVALENTS,
      END OF PERIOD                                                    $ 2,093,000               $ 1,936,000
Supplemental disclosures:
 Interest paid on debt                                                   $14,120,000               $13,894,000
 Taxes paid                                                              $   116,000               $   120,000

                  CARROLS CORPORATION AND SUBSIDIARIES
          NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS




     1. In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of normal and recurring accruals) necessary to present fairly the Company's financial position as of September 30, 1995 and December 31, 1994, the results of operations for the three and nine months ended September 30, 1995 and 1994 and cash flows for the nine months ended September 30, 1995 and 1994. These financial statements should be read in conjunction with the Company's annual report on Form 10-K for the period ended December 31, 1994.


     2. The results of operations for the three months and nine months ended September 30, 1995 and 1994, are not necessarily indicative of the results to be expected for the full year.


     3. Inventories at September 30, 1995 and December 31, 1994, consisted of:

                                              September 30,           December 31,
                                                  1995                    1994
Raw materials (food and
    paper products)                               $1,006,000               $1,415,000
Supplies                                             1,039,000                839,000
                                                  $2,045,000               $2,254,000


     4.   The  income  tax  provision  (benefit)  was  comprised  of  the following:
                   Three Months Ended            Nine Months Ended
                      SEPTEMBER 30,                SEPTEMBER 30,

                          1995                 1994                 1995                  1994
Current:
  State              $     50,000         $    25,000          $    150,000         $   125,000
Deferred:
  Federal              (8,970,000)                               (8,970,000)
  State                (1,580,000)                               (1,580,000)
                      (10,550,000)                              (10,550,000)
                     $(10,500,000)        $    25,000          $(10,400,000)        $   125,000

                  CARROLS CORPORATION AND SUBSIDIARIES
          NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS




     4.   (continued)  During  the  third  quarter  of  1995, the Company recorded a deferred income tax benefit of $10,550,000 for which a valuation allowance had previously been provided. The principal component of the deferred tax asset relates to net operating loss carryovers of approximately $34.9 million, which expire in varying amounts beginning 2001 through 2009. Based upon the increase in the number of restaurants operated by the Company and the favorable results of operations, management believes it is more likely than not that the Company will generate sufficient future taxable income to fully realize the benefit of the net operating loss carryforwards and existing temporary differences, although there can be no assurance of this. Accordingly, the previously provided valuation allowance has been eliminated and the net deferred tax asset of $10,550,000 at September 30, 1995 has been recognized as a deferred income tax benefit.

At September 30, 1995 the Company's deferred income tax assets and liabilities approximated the following:




Deferred tax assets:
  Net operating loss carryforwards                                                     $12,800,000
  Deferred gain on sale/leaseback
    transactions                                                                           700,000
  Depreciation of fixed assets                                                           150,000
  Other                                                                                2,000,000
                                                                                      15,650,000
Deferred tax liabilities:
  Amortization of franchise rights                                                       5,100,000
Net deferred income tax assets                                                         $10,550,000

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                  OF OPERATIONS AND FINANCIAL CONDITION
                        ________________________



RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1995 VERSUS THREE MONTHS ENDED SEPTEMBER 30, 1994.

     Sales for the three months ended September 30, 1995 increased $3.5 million, or 6.2%, as compared to the three months ended September 30, 1994. The Company operated an average of 219 Burger King restaurants for the 1995 quarter as compared to an average of 213 for the third quarter of 1994. Average restaurant unit sales increased 3.2% in the third quarter of 1995 as compared to 1994. Sales at comparable restaurants, the 198 restaurants operating for the entirety of the compared periods, increased $1.3 million, or 2.4%. Net restaurant selling prices increased approximately 1.7% from the prior year period primarily from fewer discount promotions in the 1995 quarter.

Cost of sales (food and paper costs) for the three months ended September 30, 1995 increased in dollars due to higher sales. Cost of sales as a percentage of sales decreased approximately .3% from the fewer discount promotions and decreases in certain commodity costs, especially beef, partially offset by larger sized meat patties in certain sandwiches.

     Restaurant wages and related expenses increased from 28.3% of sales to 28.4% of sales when comparing 1994 to 1995. Lower workers compensation costs, and the effect of higher sales on the fixed element of restaurant wages were more than offset by increased wage rates.

     Other restaurant operating expenses increased by approximately $.4 million but decreased by 0.4% as a percentage of sales for 1995 compared to 1994. The increase in dollars was caused primarily by expenses associated with the operation of the additional restaurants during the most recent three months when compared to the prior year's three months. The decrease in the percentage is attributed to the effect of higher sales on the fixed elements of certain costs like utilities, insurance, real estate taxes and some repair and maintenance costs.


     Increased depreciation and amortization due to the additional restaurants in operation during the second quarter of 1995 was offset by the reduction in depreciation and amortization caused by assets becoming fully depreciated.

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                  OF OPERATIONS AND FINANCIAL CONDITION
                               (continued)
                        ________________________


     Administrative expenses increased $0.5 million when comparing 1995 to 1994. The supervision of additional restaurants and costs related to future expansion were the primary cause of this increase.

     An increase in advertising payments to Burger King Corporation of $0.1 million (based on sales levels) was the primary cause of the increase in advertising expense when comparing 1995 to 1994.

     A slightly higher interest rate for the 1995 quarter was more than offset by a decrease in average loan balances for the 1995 quarter compared to 1994, thus causing a decrease of $.1 million in interest expense.

     The income tax benefit reflected during the three months ended September 30, 1995 resulted from the elimination of the valuation allowance for the net deferred income tax asset which arises substantially from the availability of tax loss carryforwards. A review of current and expected future pre-tax earnings based upon historical earnings adjusted for recent acquisitions, led to the conclusion that it is more likely than not that the Company will realize the entire benefit of the net deferred tax asset at September 30, 1995 of $10,550,000


NINE MONTHS ENDED SEPTEMBER 30, 1995 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1994.


     Sales for the nine months ended September 30, 1995 increased $20.8 million, or 14.0%, as compared to the nine months ended September 30, 1994. The Company operated an average of 218 Burger King restaurants in the first nine months of 1995 as compared to an average of 203 in the first nine months of 1994. Average restaurant unit sales increased 5.8% in the first nine months of 1995 as compared to 1994. Sales at comparable restaurants, the 187 restaurants operating for the entirety of the compared periods, increased $6.6 million, or 4.7%. Net restaurant selling prices increased approximately 2.0% resulting from an increase in menu prices (1.4%) and from fewer discount promotions (.6%).

     Cost of sales (food and paper costs) for the nine months ended September 30, 1995 increased in dollars due to higher sales. Cost of sales as a percentage of sales decreased from 28.5% in 1994 to 28.3% in 1995 as a result of the effect of higher net restaurant selling prices and decreases in certain commodity costs, especially beef during the latest nine months partially offset by the introduction of larger sized meat patties in certain sandwiches.

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                  OF OPERATIONS AND FINANCIAL CONDITION
                               (continued)




     Restaurant wages and related expenses decreased from 29.4% of sales to 29.1% of sales when comparing 1994 to 1995. Productive labor efficiencies, lower workers compensation costs, lower health insurance costs and the effect of higher sales on the fixed element of restaurant wages more than offset increased wage rates.

     Other restaurant operating expenses increased by approximately $3.2 million but decreased by 0.7% as a percentage of sales for 1995 compared to 1994. The increase in dollars was caused primarily by expenses associated with the operation of the additional restaurants during the most recent nine months when compared to the prior year's nine months. The decrease in the percentage is attributed to the effect of higher sales on the fixed elements of certain costs like utilities, insurance, real estate taxes and certain repair and maintenance costs.

     Increased depreciation and amortization due to the additional restaurants in operation during the first nine months of 1995 was offset by the reduction in depreciation and amortization caused by assets becoming fully depreciated.

     Administrative expenses for 1995 increased $1.3 million when compared to 1994. Supervision and training related to operating additional restaurants and costs related to future expansion were the principal causes of this increase.

     An increase in advertising payments to Burger King Corporation of $0.8 million (based on sales levels) was the principal cause of the increase in advertising expense when comparing 1995 to 1994.

     An increase in average loan balances was the principal cause for interest expense to increase $0.2 million for 1995 as compared to 1994.

     The  income  tax  benefit  reflected  during  the  nine months ended
September 30, 1995 resulted from the elimination of the valuation allowance for the net deferred income tax asset which arises substantially from the availability of tax loss carryforwards. A review of current and expected future pre-tax earnings based upon historical earnings adjusted for recent acquisitions, led to the conclusion that it is more likely than not that the Company will realize the entire benefit of the net deferred tax asset at September 30, 1995 of $10,550,000

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                  OF OPERATIONS AND FINANCIAL CONDITION
                               (continued)



LIQUIDITY AND CAPITAL RESOURCES

     The operating activities of the Company provided $4.3 million of cash for the nine months ended September 30, 1995 after using $3.3 million to take advantage of favorable discount terms from the Company's major supplier. Capital spending for property, equipment and franchise rights was $6.5 million which included the acquisition of one restaurant in Ohio, the construction and opening of two restaurants; one in Michigan and one in Ohio, and the remodeling and maintenance of various restaurants. Dividends of $0.6 million were paid to Carrols Holdings Corporation (the Company's parent) for the payment by Holdings of its regular quarterly preferred stock dividend. The Company used $1.4 million to purchase $1.5 million face value of its senior notes. The sale and leaseback of one restaurant property provided $0.9 million and net borrowings under the Senior Secured Credit Facility provided $5.7 million.

     At September 30, 1995, the Company had $13.5 million available under its Senior Secured Credit Facility, after reserving $1.6 million for a letter of credit guaranteed under the Senior Secured Credit Facility. The Company believes that future cash flow from operations together with funds available under the Senior Secured Credit Facility will be sufficient to meet all interest and principal payments under its indebtedness, fund the maintenance of property and equipment and fund restaurant remodeling required under the Company's franchise agreements,for at least the next twelve months, with the balance, to the extent available, used to provide funds, for future acquisitions.

     The Senior Note Indenture imposes limitations on certain restricted payments, which include dividends. Following the dividend paid in July 1995, dividends on Holdings Preferred Stock were discontinued until the amount available for such restricted payments is restored through either earnings or new capital investment. The effect of the dividend discontinuance is that the normal dividend rate increases from 10% to a potential maximum rate of 14% until the dividends are current.


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

                                        CARROLS CORPORATION
                                        968 James Street
                                        Syracuse, New York 13203
                                        (Registrant)


November 13,1995                        (ALAN VITULI)
Date                                    (Signature)
                                        Alan Vituli
                                        Chairman and Chief Executive
                                        Officer




November 13, 1995                       (RICHARD V. CROSS)
Date                                    (Signature)
                                        Richard V. Cross
                                        Executive Vice President -
                                        Finance and Treasurer