Form 10-K
period 1995-12-31
CARROLS CORP
filed 1996-04-01
CIK 17927

SECURITIES AND EXCHANGE COMMISSION
        Washington, D.C.  20549

        FORM 10-K

        Annual Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

        For Fiscal Year Ended December 31, 1995

        Commission File Number 1-6553

        CARROLS CORPORATION
        (Exact name of Registrant as specified in its charter)

Delaware                                        16-0958146
(State or other jurisdiction of (I.R.S. Employer incorporation or organization) Identification No.)

968 James Street, Syracuse, New York          13203
(Address of principal executive office) (Zip Code)

        (315) 424-0513
        (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:   None

Securities registered pursuant to Section 12(g) of the Act:

        11-1/2% Senior Notes Due  2003
        (Title of Class)

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.   Yes _ x        No___

        The   aggregate   market   value   of  the  voting  stock  held  by
non-affiliates of the Registrant:   No
voting stock is held by non-affiliates.

           The number of shares outstanding of each of the Registrant's classes of common stock, as of March 15, 1996: 10.

Documents Incorporated by Reference:  None.

Page 1 of 53


        PART I



ITEM 1. BUSINESS

RECENT DEVELOPMENTS

        On March 6, 1996, Atlantic Restaurants, Inc. (the <o^>Buyer<o">), Carrols Holdings Corporation
(<o^>Holdings<o">),   Carrols    Corporation    (the   <o^>Company<o">   or
<o^>Carrols<o">) and certain selling shareholders of
Holdings (the <o^>Selling Shareholders<o">) entered into a Securities Purchase Agreement (the
<o^>Agreement<o">).  Pursuant  to  the  Agreement  and  subject  to certain conditions precedent described
below, Buyer will acquire between 95% and 100% of the outstanding shares of common stock, including securities that are convertible, exercisable or exchangeable into shares of common stock, of
Holdings (the <o^>Securities<o">). Holdings is the owner of all of the issued and outstanding capital stock of Carrols.

        Assuming all of the Securities are acquired by the Buyer, the aggregate purchase price therefor will be approximately $86,500,000 (the <o^>Purchase Price<o">). In accordance with the Agreement, the Purchase Price is subject to adjustment in the event (i) that certain liabilities of Carrols and
Holdings as at March 31, 1996 exceed specified targeted levels or (ii) of a delay in the Closing. The
Purchase Price shall be paid in cash.

        It  is  anticipated  that,  at the closing of the transaction  (the
<o^>Closing<o">), the Buyer will elect a new
Board of Directors of Holdings and Holdings will elect a new Board of Directors of Carrols. Such new board will include Alan Vituli and Daniel T. Accordino who will also continue to serve Holdings and
Carrols in their present positions.

        The parties anticipate that the Closing will occur in April 1996 if all of the conditions precedent to the Closing will have occurred by such time, including (i) obtaining the consent of Burger King
Corporation and (ii) additional conditions to Closing set forth in the Agreement. The purchase and sale of certain outstanding options, representing 3.2% of the Securities on a fully-diluted basis (excluding for this purpose the Warrants defined in note j in Item 12), will be consummated on or about January 6, 1997.

        The consummation of the transactions contemplated by the Agreement (the <o^>Change of
Control Transaction<o">) will constitute a <o^>change of control<o"> under the Indenture, dated as of August 17, 1993 (the <o^>Indenture<o">), among Carrols, Holdings and Marine Midland Bank, N.A., as trustee, governing
CarrolsAE $110 million aggregate principal amount (currently $108.5 million outstanding) of 11-1/2%
Senior Notes Due 2003 (the <o^>Notes<o">). In accordance with the terms and conditions of the Indenture, upon a <o^>change of control<o">, each holder of the Notes will have the right to require Carrols to repurchase all or any part of such holderAEs Notes at a repurchase price in cash equal to 101% of the principal amount of the Notes being repurchased (plus accrued and unpaid interest, if any). See
<o^>ManagementAEs  Discussion  and  Analysis  of  Financial  Condition  and
Results of Operations-Liquidity
and Capital Resources<o">.

HISTORICAL DEVELOPMENT

        Carrols was incorporated in 1968 and through 1976 its principal business was the operation of fast food hamburger restaurants under the name Carrols Restaurants and movie theaters under the name CinemaNational. In 1976, as a result of growing competition from larger and better recognized national fast food restaurant chains, Carrols became a franchisee of Burger King Corporation ("BKC") and began converting its restaurants to Burger King restaurants and ceased operating and franchising restaurants under the name of Carrols Restaurants. In order to facilitate the financing of the conversion of these restaurants, Carrols disposed of a substantial portion of its movie theater assets.

        In 1969, Carrols offered its common stock through an initial public offering. The Company's shares were listed for trading on the New York Stock Exchange in 1983.

        The Company was acquired in December 1986 (the "Acquisition") by Holdings, a corporation formed to effect the Acquisition by Mr. Alan Vituli and other members of the Company's current senior management, a private investor group and certain institutional investors. As a result of the Acquisition, Carrols became a wholly-owned subsidiary of Holdings and, as a result, the shares of common stock of Carrols ceased trading. In March 1992, Mr. Vituli, who was Chairman of the Board of the Company from the time of the Acquisition in December 1986, was also elected to serve as Chief Executive
Officer. Mr. Daniel T. Accordino was appointed President of the Company in February 1993. In
January 1995, the Company entered into three-year employment agreements with Messrs. Vituli and
Accordino.  See  "Executive Compensation -- Employment Agreements".

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

        Since the Acquisition, Carrols has expanded its operations from 138 Burger King restaurants to
220 as of March 15, 1996. During this period, Carrols built 31 restaurants, purchased 63 restaurants and disposed of or closed twelve restaurants. See "Business--Restaurant Locations." Since October
1992, the Company has acquired 52 Burger King restaurants through the 1992 acquisition of ten
Burger King restaurants for a purchase price of approximately $7.4 million, the 1993 acquisition of 18
Burger King restaurants for a purchase price of approximately $10.5 million, the 1994 acquisition of 22 restaurants in three separate transactions for a total purchase price of approximately $11.6 million, the acquisition of one restaurant in 1995 and one in 1996.

        On August 17, 1993, the Company consummated a refinancing (the "Refinancing") that repaid all outstanding amounts under the then existing senior secured credit facility, senior subordinated notes and subordinated debentures. Under the terms of the refinancing and the Company's present outstanding indebtedness, (including capital lease obligation) scheduled debt amortization requirements range from under $1.0 million to $3.6 million per year until 2000. The Refinancing included the issuance of $110.0 million aggregate principal amount of 11-1/2% Senior Notes due 2003 and the concurrent closing of a new $25.0 million senior secured revolving credit facility (the "Senior
Secured Credit Facility") which replaced the Company's existing senior secured credit facility with the same lender. On December 20, 1994, Carrols amended certain provisions of the Senior Secured
Credit Facility which included an increase in the maximum amount of the revolver to the original $25.0 million, elimination of the scheduled annual reductions in the maximum revolver available and a reduction in the interest rate. As part of the amendment, an additional $5.0 million credit facility was added to the existing $25.0 million facility, which additional facility was secured by the 22 Burger King restaurants acquired during 1994.

COMPANY OPERATIONS

        General. Since 1976, the Company's principal business has been the operation of Burger King restaurants. The Company is the largest independent Burger King franchisee in the United States. As of March 15, 1996, the Company operated, as franchisee, 220 Burger King restaurants, of which 200 are free-standing restaurants and 20 are located in retail shopping centers or specialty stores. Carrols currently operates Burger King restaurants in nine Northeastern and Midwestern states and one
Southeastern state.

        Carrols' Burger King restaurants are typically open seven days a week from 7:00 a.m. to 11:00
p.m. Substantially all of Carrols' Burger King restaurants offer a breakfast menu and the traditional
Burger King menu for lunch and dinner. A standard, free-standing Burger King restaurant building typically has an area of approximately 3,000 square feet with a seating capacity of approximately 90, drive-thru service and adjacent parking areas. Smaller Burger King facilities are utilized in retail shopping centers. In Carrols' free-standing Burger King restaurants, greater than 50% of sales are generally generated through drive-thru windows. Carrols leases most of its restaurant properties, although it owns the land and buildings on which 18 restaurants are located. See "Properties."

        Burger King. There are approximately 7,900 Burger King restaurants worldwide making BKC the second largest fast food hamburger operation. BKC has been franchising since 1954 and has expanded to locations in all 50 states, the District of Columbia and approximately 54 foreign countries.

        Burger King restaurants are fast food restaurants of distinctive design which serve a limited menu of moderately-priced foods and offer efficient and rapid service. The Company believes that convenience, quality of food, price/value and speed of service are the primary competitive advantages of Burger King restaurants. Burger King restaurants appeal to a broad spectrum of consumers.

        Burger King restaurants feature flame-broiled hamburgers, which are an integral part of the
Burger King identity, and several widely-known, trademarked products, the most popular being the
Whopper<< sandwich, which is a large, flame-broiled hamburger on a five-inch toasted bun garnished with combinations of mayonnaise, lettuce, onions, pickles and tomatoes. The basic menu of all Burger
King restaurants consists of hamburgers, cheeseburgers, chicken sandwiches and filets, fish sandwiches, french fried potatoes, salads, various breakfast products, shakes, desserts, soft drinks, milk and coffee. From time to time, other promotional items are added to the menu for limited periods.
BKC continually seeks to develop new products and concepts as it endeavors to enhance the menu and service of Burger King restaurants.

        Franchise Agreements. Each of Carrols' Burger King restaurants operates under a separate
Franchise Agreement from BKC. The Franchise Agreements require, among other things, that all restaurants be of standardized design and be operated in a prescribed manner, including utilization of the standard Burger King menu. The Franchise Agreements generally provide for an initial term of 20 years and have an initial fee of $40,000. A Successor Franchise Agreement may be granted by
Burger King for an additional 20 year term, provided the restaurant meets the then-current BKC operating standards and the Company is not in default under the relevant Franchise Agreement.
Currently, the Successor Franchise Agreement fee is $25,000 per restaurant, which fee is expected to increase to $40,000. In addition to this fee, in order to obtain a Successor Franchise Agreement, a franchisee is typically required to make capital improvements to the subject restaurant to bring the restaurant up to BKC's then-current design standards. The amount of such capital expenditures will vary widely depending upon the magnitude of the required changes and the degree to which the
Company has made interim changes to the restaurant. Although the Company estimates that a substantial remodeling can cost in excess of $250,000, the Company's average remodeling cost over the past five years has been approximately $140,000 per restaurant. The Franchise Agreements are non-cancelable except for failure to abide by the terms thereof.

        Carrols believes that it enjoys a good relationship with BKC, and believes that it will satisfy
BKC's normal Successor Franchise Agreement policies and, accordingly, that Successor Franchise
Agreements will be granted in due course by BKC at expiration of the existing Franchise Agreements.
Historically, BKC has granted Successor Franchise Agreements for all of the Restaurants sought by the Company.

        In addition to the initial franchise fee, franchisees currently pay to BKC a monthly royalty of 3-
1/2% of the gross revenues from their Burger King restaurants. Burger King operators currently also contribute 4% of monthly gross revenues from their Burger King restaurants to fund BKC's national and regional advertising. BKC engages in substantial advertising and promotional activities and other efforts to maintain and enhance the nationwide Burger King system. Carrols supplements BKC's marketing with local advertising and promotional campaigns. See "Business--Business Strategy" and
"Advertising and Promotion."

        The franchisee of a new restaurant must also purchase the requisite equipment, seating, signage and pay various other costs to open a new Burger King restaurant. The Company estimates that the average cost for a standard free-standing restaurant are approximately $240,000 (excluding the cost of the building, land and site improvements). The Company estimates that the aggregate cost of constructing a free-standing restaurant and the cost of land and site improvements range from
$650,000 to $1,000,000 (or higher) depending upon building type, land cost and site work.

        The BKC Franchise Agreement does not grant any franchisee exclusive rights to a defined territory. The Company believes that BKC generally seeks to ensure that newly granted franchises do not materially adversely affect the operations of existing Burger King restaurants.

        The Company is required to obtain BKC's consent prior to the acquisition or development of new Burger King restaurants. BKC has the right of first refusal to purchase any Burger King restaurant which the Company wishes to acquire from other franchisees. In addition, BKC's prior consent is required for the sale by the Company of any of its restaurants. Since the Acquisition, BKC has consented to all of the Company's proposed acquisitions.

        Management Structure; Staffing; Training. Substantially all executive management, finance, marketing and operation support functions are conducted centrally at Carrols' Syracuse, New York headquarters. The Company currently has three vice president-regional directors and a regional director who are responsible for the operations of all CarrolsAE Burger King restaurants in their respective regions. Three of the regional directors have been employed by Carrols for over 20 years.
There are 28 district supervisors who report to the regional directors. The district supervisors have responsibility for an average of eight restaurants and are responsible for direct supervision of the day-to-day operations of the restaurants. Typically, district supervisors previously served as restaurant managers at one of Carrols' restaurants. Both regional directors and district supervisors are compensated with a fixed salary plus an incentive bonus based upon the performance of the restaurants under their supervision.

        A typical Carrols' Burger King restaurant is staffed with hourly employees, who are supervised by a salaried manager and two or three salaried assistant managers.

        Carrols provides both classroom and in-restaurant training for its salaried and hourly personnel, in addition to training programs provided by BKC. Carrols believes that training and management development are integral to its success.

        Control Systems. Financial and management control of Carrols' restaurants is facilitated by the use of a computerized back office point of sale system which integrates a personal computer and point of sale equipment to electronically communicate data from each of the Company's restaurants to
Carrols' centralized management information system on a daily basis. Sales reports, payroll data, food and labor cost analyses and other operating information for each restaurant are also available daily to the restaurant manager, who is expected to react quickly to trends or situations in his or her restaurant.
The daily information is accumulated for weekly operating reports covering significant restaurant performance indicators for each restaurant. These reports are monitored by each management level from district supervisor through senior management. Carrols believes that these systems materially enhance its ability to control and manage its restaurant operations.

        Factors Affecting the Company's Operations. Carrols' business is affected by various conditions such as automobile usage, inclement weather, gasoline prices and road construction.
Weather conditions can be particularly severe in the Northeast where the Company operates a significant number of its Burger King restaurants. Historically, the Company's business has also been affected by changes in local and national economic conditions, demographic trends and consumer spending habits, tastes, and concerns about the nutritional quality of fast food.

        Site Selection. The Company believes that the location of its restaurants is very important to its success. New development sites are evaluated based upon accessibility, visibility, costs, surrounding traffic patterns, competition and demographic characteristics. The Company's senior management, based upon analyses prepared by its real estate professionals and its operations personnel, determines the acceptability of all acquisition and new development sites. See "Business--Business
Strategy."


RESTAURANT LOCATIONS

        The following table sets forth the locations of the 220 Burger King restaurants in Carrols' system at March 15, 1996.


NEW YORK (98)
OHIO (66)
MAINE (3)





Greater Albany (14)
Greater Akron (11)
Augusta (1)

Auburn (1)
Alliance (2)
Bangor (2)

Amsterdam (1)
Archbold (1)


Greater Binghamton (6)
Ashland (1)


Boonville (1)
Bowling Green (3)
MASSACHUSETTS (2)

Buffalo (1)
Bryan (1)


Catskill (1)
Greater Canton (11)
North Andover (1)

Cobleskill (1)
Greater Cleveland (10)
Billerica (1)

Cortland (1)
Defiance (1)


Fulton (1)
Findlay (2)


Glens Falls (2)
Fostoria (1)
NEW JERSEY (2)

Gloversville (2)
Fremont (1)


Hamilton (1)
Hartville (1)


Herkimer (1)
Lima (2)
Franklin (1)

Hudson (1)
Mansfield (6)
Newton (1)

Kingston (3)
Medina (1)


Middletown (2)
Mentor (1)


New City (1)
New Philadelphia (2)
CONNECTICUT (1)

Newburgh (3)
Ottawa (1)


Niagara Falls (1)
Streetsboro (1)
Westport (1)

Norwich (1)
Tiffin (1)


Oneonta (2)
Van Wert (1)


Oswego (1)
Wapakoneta (1)
VERMONT (1)

Peekskill (1)
Wooster (2)


Plattsburgh (3)
Wauseon (1)
Rutland (1)

Poughkeepsie (2)



Port Jervis (1)



Greater Rochester (14)
MICHIGAN (15)


Rome (2)



Greater Syracuse (18)
Ann Arbor (3)


Schodack (1)
Battle Creek (4)


Greater Utica (4)
Kalamazoo (4)


Watertown (2)
Jackson (3)


Yorktown Heights (1)
Washtenaw (1)






NORTH CAROLINA (24)
PENNSYLVANIA (8)






Greater Asheville (9)
Bradford (1)


Durham (7)
East Stroudsburg (1)


Forest City (1)
Lebanon (1)


Hendersonville (2)
Reading (4)


Marion (1)
Tamaqua (1)


Morganton (1)



Raleigh (2)



Shelby (1)





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

        Most BKC franchisees and BKC are required to contribute 4% of monthly gross revenues from restaurant operations to an advertising fund, utilized by BKC for its advertising and promotional programs and public relations activities. BKC's advertising programs consist of national campaigns and local advertising which supplements the national campaigns. BKC's advertising campaigns are generally carried on television, radio and in circulated print media (national and regional newspapers and magazines). Carrols believes that one of the major advantages of being a Burger King franchisee is the leverage it realizes from the marketing power of BKC.

SUPPLIES AND DISTRIBUTION

        As a Burger King franchisee, Carrols is required to purchase all of its foodstuffs, paper and packaging from BKC-approved suppliers. Other non-food items such as kitchen utensils, equipment maintenance tools and other supplies may be purchased from any suitable source provided such items meet BKC product uniformity standards. On April 1, 1994, Carrols entered into a new supply agreement with its supplier, ProSource. Pursuant to that agreement, Carrols is required to obtain substantially all of its foodstuffs (other than bread products), paper, promotional premiums and packaging from ProSource. The supply agreement with ProSource is a five-year agreement which expires on March 31, 1999. The Company believes that ProSource's services are competitive with alternatives available to the Company. Carrols purchases its bread products from local bakeries. See
"Business--Historical Development."

        There are other BKC-approved supplier/distributors which compete with ProSource. Carrols believes that it would be able to substitute another supplier if ProSource were unable, for any reason, or chose not to continue to service the Company.

        All BKC-approved suppliers are required to purchase all foodstuffs and supplies from
BKC-approved manufacturers and purveyors. BKC is responsible for monitoring quality control and supervision of these manufacturers and purveyors. See "Business--Quality Assurance."

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

QUALITY ASSURANCE

        All Burger King franchisees, including Carrols, operate subject to a comprehensive regimen of quality assurance and health standards set by BKC, as well as standards set by Federal, state and local governmental laws and regulations. These standards include food preparation rules regarding, among other things, minimum cooking temperatures, sanitation and cleanliness. In addition, BKC has set maximum time standards for holding unsold prepared food; for example, unsold sandwiches are discarded ten minutes after preparation and unsold french fries are discarded seven minutes after preparation. The "conveyor belt" cooking system utilized in all Burger King restaurants, which is calibrated to carry hamburgers through the flame broiler at regulated speeds, helps ensure that standardized cooking times and temperatures are met.

        Carrols, through its regional directors and district supervisors, closely supervises the operation of all of its restaurants to help ensure that standards and policies are followed and that product quality, customer service and cleanliness of the restaurants are maintained. BKC conducts unscheduled periodic inspections of each Burger King restaurant throughout the Burger King system.

BUSINESS STRATEGY

        The Company's primary business strategy is to expand its operations through the acquisition and construction of additional Burger King restaurants while enhancing the quality of operations and competitive position of its existing Burger King restaurants. Carrols believes the size of the nationwide
Burger King system will continue to present opportunities for selective growth through acquisitions. In addition, Carrols believes that the number of markets in which the Company operates will provide opportunities for construction of new restaurants. The ability of the Company to expand through the acquisition and construction of additional Burger King restaurants is subject to, among other things, the availability of financing and obtaining the consent of BKC.

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

COMPETITION

        The fast food industry is highly competitive. In each of its markets, Carrols' restaurants compete with a large number of national and regional restaurant chains, as well as locally-owned restaurants, offering low-priced and medium-priced fare. Convenience stores, grocery store delicatessens and food counters, cafeterias and other purveyors of moderately priced and quickly prepared foods also compete with the Company. In the Company's markets, McDonald's, Wendy's and Hardee's provide the most significant competition. Carrols believes that national brand name identification is a significant competitive advantage in the fast food business. The Company's largest competitor is McDonald's. The Company believes that product quality and taste, convenience of location, speed of service, menu variety, and price are the most important competitive factors in the fast food restaurant industry.

EMPLOYEES

        At December 31, 1995, Carrols employed approximately 7,500 persons; approximately 100 were administrative personnel and 7,400 were restaurant operating personnel. None of Carrols' employees is covered by collective bargaining agreements. Approximately 6,800 of the restaurant operating personnel at December 31, 1995 were part-time employees. Carrols believes that its employee relations are satisfactory.

ADDITIONAL RESTAURANT CONCEPTS

        Taco Cabana. Carrols is a party to an agreement dated June 20, 1994, as amended on
February 16, 1996 (the "Taco Cabana Agreement") with T.C. Management, Inc., an affiliate of Taco
Cabana, Inc., under which Carrols has the exclusive right to develop Taco Cabana restaurants in
North Carolina, South Carolina, and the Tidewater and Richmond areas of Virginia. Taco Cabana,
Inc., is a publicly traded company which operates quick-service Mexican patio cafe restaurants. As of
December 31, 1995, Taco Cabana owned and operated 106 Taco Cabana restaurants and franchised
27 Taco Cabana restaurants.

        The Taco Cabana Agreement requires Carrols to develop three Taco Cabana restaurants during the first year, six Taco Cabana restaurants during the second year, and eight Taco Cabana restaurants during each of the next three years in order to retain the entirety of its territory under the agreement. Carrols has the ability to maintain the exclusive right to develop in its assigned territory provided it continues to develop Taco Cabana restaurants in accordance with the formula set forth in the Taco Cabana Agreement. Failure to comply with the formula would result in a reduction or elimination of its exclusive territorial rights. Upon execution of the Taco Cabana Agreement, Carrols paid a non-refundable fee of $250,000, which will be credited against development and license fees for the first five Taco Cabana restaurants developed by Carrols. The development and license fee for the first ten Taco Cabana restaurants to be opened by Carrols is $50,000 per restaurant, thereafter the development and license fee is $25,000 per restaurant.

        The Taco Cabana Agreement, as amended, provides that the first three restaurants required to be developed are not required to be open until thirty months after February 16, 1996. Accordingly, no
Taco Cabana Restaurants are required to be open until August 1998. To date, no Taco Cabana restaurants have been built by Carrols.

        Pollo Tropical. Carrols is a party to an agreement dated January 1, 1995, as amended June
30, 1995, (the "Pollo Tropical Agreement") with Pollo Franchise, Inc., an affiliate of Pollo Tropical, Inc., under which Carrols has the exclusive right to develop Pollo Tropical restaurants in certain specified regions of Ohio and Kentucky. Pollo Tropical is a publicly traded company which operates a chain of quick service restaurants featuring grilled marinated chicken. As of December 31, 1995, Pollo Tropical had 42 restaurants systemwide, of which 36 were Company owned and 6 were franchised.

        The Pollo Tropical Agreement requires Carrols to develop three Pollo Tropical restaurants during the first 18 months, six Pollo Tropical restaurants during the next 12 months, and eight Pollo
Tropical restaurants during each of the next three years in order to retain the entirety of its territory under the agreement. Carrols maintains the exclusive right to develop in its assigned territories provided it continues to develop restaurants in accordance with the formula set forth in the Pollo
Tropical Agreement. Failure to comply with the formula would result in a reduction or elimination of its exclusive territorial rights. Upon the execution of the Pollo Tropical Agreement, Carrols paid a non-
refundable fee of $110,000, which will be credited against franchise fees for the first five Pollo Tropical restaurants developed by Carrols. The license fee for the first three Pollo Tropical restaurants is
$30,000  per  restaurant,  thereafter  the  license   fee  is  $15,000  per
restaurant.

        The Pollo Tropical Agreement, as amended, provides for a commencement date of January 1,
1996. Accordingly, no restaurants are required to be opened under the Pollo Tropical Agreement until
July 1, 1997. To date, no Pollo Tropical restaurants have been built by Carrols.

        In addition to the territories of Ohio and Kentucky, Carrols has certain limited options to develop
Pollo Tropical restaurants in the State of Michigan (other than Detroit) and Toronto, Canada.



ITEM 2. PROPERTIES

        The Company owns the approximately 20,000 square foot building at 968 James Street,
Syracuse, New York, in which its executive offices are located. This building houses all of the
Company's administrative operations (except for those conducted at three small regional offices) and is adequate for future expansion. The Company is the beneficial owner of a 160,000 square foot warehouse building in Liverpool, New York. The warehouse is not used in the current operations of the Company and is under contract dated December 29, 1995, to be sold for $1,300,000.
             In addition
to the above, at March 15, 1996 the Company owned or leased the following properties:


Owned
Leased
Leased



Land;
Land;
Land;



Owned
Owned
Leased



Building
Building
Building
Total













Burger King restaurants
18
16
186(a)
220







Excess properties:





  Leased to others
 1
- --
6
  7

  Available for sale or lease
 5(b)
- --
  --
  5








Total properties
24
16
192
232








(a) Includes 20 restaurants located in mall shopping centers or specialty locations.

(b) The Company has entered into a Contract of Sale dated February, 1996 for the sale of land known as Albemarle Road, Charlotte,  North  Carolina,  for  a purchase price of
$540,000.   The  Company  anticipates  the closing will occur in mid-April,
1996.  The
Company has also entered into a Contract of Sale, dated February 14, 1996 for the sale of land known as 108 East Main Street, Endicott, New York, for a purchase price of
$88,500.  The Company anticipates the closing will occur in June of 1996.

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

Not applicable.

        PART II


ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

        There is no established trading market for the Company's common equity, since 100% of its common stock (10 shares) is owned by Holdings.

        Cash dividends per share were paid during 1994 and 1995 by Carrols to Holdings as follows:


January, 1994
$237,301.10

April, 1994
 20,000.00

July, 1994
 20,000.00

October, 1994
 20,000.00

January, 1995
 20,000.00

April, 1995
 20,000.00

June, 1995
  3,672.00

July, 1995
20,000.00




        See  discussion  of   dividend   restriction  in  <o^>ManagementAEs
Discussion and Analysis of Financial
Condition and Results of Operations -- Liquidity and Capital Resources.


ITEM 6.  SELECTED FINANCIAL DATA

CARROLS CORPORATION AND SUBSIDIARIES-SUMMARY OF SELECTED FINANCIAL DATA




                                               YEARS ENDED DECEMBER 31,


       1995__
      1994__
     1993__
     1992__
     1991__


 (52 weeks)
 (52 weeks)
(52 weeks)
(53 weeks)
(52 weeks)

                                                              (Dollars   in
thousands except for per share data and restaurants)
OPERATING RESULTS:













  Revenues
$   226,458
$  204,254
$  171,634
$  156,413
$  146,634








  Income (loss) before taxes, extraordinary loss and cumulative effect of change in accounting principle
         5,100
       (1,666)
       (4,408)
       (1,262)
       (4,919)

  (Provision) benefit for taxes
         9,826
          (165)




  Extraordinary loss on extinguishment of






    debt


       (4,883)



  Cumulative effect of change in accounting






    for post-retirement benefits
_________
_________
_________
       (1,037)
_________








  Net income (loss)
$     14,926
$     (1,831)
$     (9,291)
$     (2,299)
$     (4,919)








PER SHARE OF COMMON STOCK:













  Income (loss) before taxes, extraordinary loss and cumulative effect of change in accounting principle
$   510,000
$ (166,600)
$ (440,800)
$ (126,200)
$ (491,900)

  (Provision) benefit for taxes
     982,600
     (16,500)




  Extraordinary loss on extinguishment of






    debt


   (488,300)



  Cumulative effect of change in accounting






    for post-retirement benefits
_________
_________
_________
   (103,700)
_________








  Net income (loss)
$1,492,600
$ (183,100)
$ (929,100)
$ (229,900)
$ (491,900)








  Dividends Declared
$     63,672
$   297,301
$  273,960
$    20,010
$    40,000








OTHER DATA:













  Total assets
$   135,064
$   125,319
$  119,735
$  115,900
$  115,592

  Long-term debt
     116,375
     120,680
    114,197
      91,245
      88,541

  Capital lease obligations
         3,301
         3,966
        4,603
        5,436
        6,002

  Total long-term debt and capital lease






    obligations
     119,676
     124,646
    118,800
       96,681
      94,543

  Common stockholderAEs deficit
      (12,916)
      (27,208)
     (22,404)
      (10,383)
       (7,884)








  Burger King restaurants in operation:






    At end of period
            219
           219
          195
            177
           165

    Annual weighted average
         218.6
        206.8
       184.5
         168.7
        163.8







ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

        General.   The  following  table  sets  forth  for  the years ended
December 31, 1995, 1994 and
1993 certain consolidated financial data for the Company, expressed as a percentage of sales:






PERCENTAGE OF SALES



YEARS ENDED DECEMBER 31,




1995
1994
1993






Sales
100.0%
100.0%
100.0%

Other income
 .1
 .2
 .3

Cost of sales
28.1
28.4
28.3

Restaurant wages and related expenses
29.1
29.4
30.2

Other restaurant operating expenses
20.2
20.8
20.6

Depreciation and amortization
5.0
5.5
7.1

Administrative expenses
4.7
4.6
4.7

Advertising expense
4.3
4.3
4.6

Interest expense
6.4
7.1
7.3

Loss on closing restaurants and other

 .9


Income (loss) before taxes and




    extraordinary item
2.3
(.9)
(2.6)

(Provision) benefit for taxes
4.3
(.1)




1995 COMPARED TO 1994

        Sales. Sales for the year ended December 31, 1995 increased $22.3 million, or 11.0%, as compared to the year ended December 31, 1994. The Company operated an average of 219 Burger
King restaurants for the year ended December 31, 1995 as compared to 207 for 1994. Average unit sales increased 4.9% when comparing 1995 to 1994. Sales at comparable restaurants, the 187 units operating for the entirety of the compared periods, increased $7.1 million, or 3.8%. Net restaurant selling prices increased approximately 0.5% from fewer discount promotions in 1995.

        Cost of Sales. Cost of sales (food and paper costs) for the year ended December 31, 1995 increased in dollars due to higher sales. Cost of sales as a percentage of sales decreased 0.3% from
1994 to 1995 as a result of the effect of net restaurant selling prices and decreases in various commodity costs, especially beef, partially offset by the introduction of larger-sized meat patties in certain sandwiches.

        Restaurant Wages and Related Expenses. Restaurant wages and related expenses decreased from 29.4% of sales to 29.1% of sales when comparing the year ended December 31,
1994 to 1995. The effect of increased selling prices, lower workersAE compensation cost and lower health insurance cost were the principal reasons for the lower percentage in 1995.

        Other Restaurant Operating Expenses. Other restaurant operating expenses increased by
$3.2 million but decreased 0.6% as a percentage of sales for 1995 compared to 1994. The increase in dollars was caused primarily by expenses associated with the operation of the additional restaurants during the most recent year when compared to the prior year. The effect of higher sales on the fixed element of some expenses like utilities, real estate taxes, linen and some repair and maintenance costs  was the primary reason for the decrease in the percentage from  1994 to 1995.

        Depreciation and Amortization. Depreciation and amortization remained relatively equal to the year ended December 31, 1994. Additional depreciation and amortization from new and acquired restaurants were offset by assets becoming fully depreciated during the last two years.

        Administrative   Expenses.    Supervision   and  training  expenses
associated with operating
additional restaurants were the principal cause of increased administrative expenses during the year ended December 31, 1995 as compared to 1994.

        Advertising Expense. An increase in advertising payments to Burger King Corporation of $0.9 million (based on sales levels) was the principal cause of the increase in advertising expense when comparing 1995 to 1994.

        Interest Expense. Average interest rates and average loan balances remained relatively the same in 1995 and 1994.

        (Provision) Benefit for Taxes. The income tax benefit reflected during the twelve months ended December 31, 1995, resulted from the elimination of the valuation allowance for the net deferred income tax asset which arises substantially from the availability of tax loss carryforwards. A review of current and expected future pre-tax earnings based upon historical earnings adjusted for recent acquisitions, led to the conclusion that it is more likely than not that the Company will realize the entire benefit of the net deferred income tax asset at December 31, 1995 of $10,061,000.

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

        Depreciation and Amortization. Depreciation and amortization decreased by $0.9 million when comparing the year ended December 31, 1994 to 1993. The effect from assets becoming fully depreciated during the last two years was partially offset by additional depreciation and amortization from new and acquired restaurants.

        Administrative  Expenses.   Expenses   associated   with   acquired
restaurants and those arising
from improved restaurant operating performance were the principal cause of increased administrative expenses during the year ended December 31, 1994 as compared to 1993.

        Advertising Expense. An increase in advertising payments to Burger King Corporation of $1.3 million (based on sales levels) was partially offset by decreases in other forms of promotional activities of $0.5 million when comparing 1994 to 1993.

        Interest Expense. An increase in average loan balances outstanding was the principal cause for interest expense to increase $2.0 million for the year ended December 31, 1994 compared to 1993.

        Loss on Closing Restaurants and Other. The charge of $1.8 million during the year ended
December 31, 1994 represents a $1.3 million loss from the anticipated closing of certain restaurants and the write down of approximately $0.5 million to estimated net realizable value of an unused warehouse. The charge includes a write down of the related restaurant operating assets to net realizable value and accrual of lease termination costs.

LIQUIDITY AND CAPITAL RESOURCES

        The operating activities of the Company during 1995 provided $16.6 million of cash. The net income of $14.9 million is after recognizing a deferred tax benefit of $10.1 million and depreciation and amortization of $11.3 million. Operating cash also was provided by an increase in accounts payable of $1.4 million due principally to increased operations.

        Capital spending during 1995 of $8.5 million included $3.1 million for the acquisition of one
Burger King restaurant in Ohio and the construction of four new restaurants. The balance of the spending went toward restaurant capital maintenance and remodeling. The Company completed 15 remodelings in 1995.

        During 1995, $4.4 million was drawn down under the CompanyAEs acquisition loan with Heller
Financial, Inc. and a sale and leaseback of one restaurant property was completed for $0.9 million.
$7.2 million was paid down on the revolving line of credit portion of the Senior Secured Credit Facility and $1.5 million of the Senior Notes were purchased. Dividends of $.6 million were paid to Holdings for the payment by Holdings of regular quarterly preferred stock dividends of $0.2 million each.

        At December 31, 1995, the Company had $21.9 million available under its Senior Secured
Credit Facility after reserving $1.4 million for a letter of credit guaranteed by the Senior Secured Credit
Facility. While interest is accrued monthly, payments of approximately $6.2 million for interest on the
Notes are made each February 15th and August 15th thus creating semi annual cash needs. The
Company believes that future cash flow from operations together with funds available under the Senior
Secured Credit Facility will be sufficient to meet all interest and principal payments under its indebtedness, fund the maintenance of property and equipment, fund restaurant remodeling required under the Franchise Agreements and meet required payments in respect of HoldingsAE Preferred Stock
(subject to the terms of the Indenture and the Senior Secured Credit Facility) for at least the next twelve months. The balance will provide funds for future acquisitions.

        The CompanyAEs loan agreements impose limitations on certain restricted payments, which include dividends. The ability to make such restricted payments is dependent upon either earnings or proceeds from the issuance of new capital stock. As of March 27, 1996 dividends on the Preferred
Stock were current; however, based on current limitations on restricted payments, payment of the dividend scheduled to become due on March 31, 1996 will not be made until such payments are permitted. As more fully explained in Note 7 to the financial statements, the dividend rate is increased if dividend payments by Holdings are not made within specific time periods.

        Consummation  of  the Change of Control  Transaction  described  in
<o^>Business--Recent
Developments<o"> will constitute a <o^>change of control<o"> under the Indenture governing the Senior Notes. In accordance  with  the  terms  and  conditions  of  the  Indenture,  upon  a
<o^>change of control<o">, each holder of
Senior Notes will have the right to require the Company (within a 30-60 day period, as determined by the Company, following such a change of control) to repurchase all or any part of such holderAEs Senior
Notes at a repurchase price in cash equal to 101% of the principal amount of the Senior Notes being repurchased (plus accrued and unpaid interest, if any). In light of current market conditions, the
Company does not anticipate that a significant number of Senior Note holders will exercise their repurchase rights. To the extent that such repurchase rights are exercised, the Company expects to finance the aggregate repurchase amount through borrowings under the revolving line of credit portion of its Senior Secured Credit Facility, and/or, to the extent necessary, through additional debt financing on a pari passu basis with the Senior Notes.

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


        PART III

ITEM 10.        DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS AND EXECUTIVE OFFICERS

        The Company's Directors and executive officers are:

NAME
AGE
POSITION WITH THE COMPANY



Alan Vituli
54
Chairman of the Board, Chief Executive Officer

Daniel T. Accordino
45
President, Chief Operating Officer and Director

Richard V. Cross
60
Executive Vice President - Finance, Treasurer and
    Director

M. Bruce Adelberg
59
Director

Franklin Glasgall
63
Director

Joseph A. Zirkman
35
Vice President, General Counsel and Secretary

Richard H. Liem
42
Vice President--Financial Operations

Paul P. Drotar
49
Vice President--Corporate Controller

David R. Smith
46
Vice President--Regional Director

James E. Tunnessen
41
Vice President--Regional Director

Michael A. Biviano
39
Vice President--Regional Director






        The Board of Directors consists of five board members. Peter Weidhorn resigned from the
Board on November 29, 1995; Mr. Weidhorn has not yet been replaced on the Board. Upon consummation of the Change of Control Transaction, it is anticipated that the Board of Directors of the Company will be reconstituted but that Alan Vituli and Daniel T. Accordino will continue to serve the
Company as Directors and in their present positions.

        Certain biographical information regarding each current Director and executive officer of the
Company is set forth below:

        Mr. Vituli has been Chairman of the Board of Carrols since 1986 and Chief Executive Officer since March 1992. He is also a director and Chairman of the Board of Holdings. Mr. Vituli is also general partner of Morgan Ventures III, a limited partnership ("Morgan Ventures"), which is the record owner of 1,100,000 shares of voting common stock of Holdings. See "Principal Stockholders."
Between 1983 and 1985, Mr. Vituli was employed by Smith Barney, Harris Upham & Co., Inc. as a senior vice president responsible for real estate transactions. For the 17 years prior to joining Smith
Barney, Mr. Vituli was associated with the accounting firm of Coopers & Lybrand, first as an employee and the last ten years as a partner. Among the positions held by Mr. Vituli at Coopers & Lybrand was national director of mergers and acquisitions. Prior to joining Coopers & Lybrand, Mr. Vituli was employed in a family owned restaurant business. Mr. Vituli currently serves as a Director on the Board of Directors of Pollo Tropical, Inc.

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

        Mr. Adelberg was appointed a Director of Carrols in December 1992. He is also a Director of
Holdings. Since April 1989, Mr. Adelberg has been the principal of MBA Research Group, an institutional investment research group. For the 11 years preceding April 1989, he was employed by
Merrill Lynch, Pierce, Fenner & Smith, an investment banking firm, where he was vice president of
New York institutional sales. Mr. Adelberg currently serves on the Board of Directors of Comstock
Partners Strategy Fund, Inc. and Pallet Management System, Inc.

        Mr. Glasgall was appointed a Director of Carrols Corporation in December 1992. He is also a Director of Holdings. Mr. Glasgall has been a real estate consultant since 1991. From 1974 through
1990 he was vice president--real estate for Restaurant Associates Corp., a national restaurant, food service and retail chain.

        Mr. Zirkman became Vice President and General Counsel of Carrols in January 1993. He was appointed Secretary of the Company in February 1993. Prior to joining Carrols, Mr. Zirkman was an associate with the New York City law firm of Baer Marks & Upham for six and one-half years.

        Mr. Liem became Vice President--Financial Operations in May 1994. Prior to joining Carrols
Mr. Liem was a Senior Audit Manager with the accounting firm of Price Waterhouse. Mr. Liem was with Price Waterhouse for ten and one-half years.

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

        The Board of Directors currently has four committees: the Executive Committee, of which
Messrs. Vituli, Accordino and Cross are members; the Finance Committee, of which Messrs. Vituli and
Cross are members; the Compensation Committee, of which Messrs. Adelberg and Glasgall are members; and the Audit Committee, of which Messrs. Adelberg and Glasgall are members.

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

        All of the holders of the voting common stock of Holdings are subject to the terms of a stockholders agreement dated December 22, 1986 (the "Stockholders Agreement"). The Stockholders
Agreement requires the Board of Directors of Holdings to consist of six directors, four of whom are designated by Morgan Ventures and two of whom are designated by a majority of the shares held by a group of named individuals, including Messrs. Accordino, Cross, Drotar and Smith. Upon consummation of the Change of Control Transaction, the provisions of the StockholdersAE Agreement will cease to apply.


ITEM 11.        EXECUTIVE COMPENSATION

        The following tables set forth certain information for the years ended December 31, 1995,
1994 and 1993 for the Chief Executive Officer and the next four most highly compensated executive officers of the Company who were serving as executive officers at December 31, 1995 whose annual compensation exceeded $100,000.


SUMMARY COMPENSATION TABLE














ANNUAL COMPENSATION


   LONG TERM
COMPENSATION
AWARDS







NAME AND PRINCIPAL
POSITION




YEAR



SALARY



BONUS
NUMBER OF
SECURITIES
UNDERLYING
OPTIONS

Alan Vituli
Chairman of the Board

1995

$352,632

$245,000

20,000

and Chief Executive
1994
300,430
81,000
- ----------

Officer
1993
292,118
- ----------
100,000









Daniel T. Accordino

1995

250,751

150,322

10,000

President, Chief
1994
226,216
60,891
- ----------

Operating Officer
1993
206,516
- ----------
25,000

and Director











Richard V. Cross
1995
161,522
80,262
5,000

Executive Vice
1994
156,378
42,106
- --------

President--Finance,
1993
155,936
- ----------
8,000

Treasurer and Director












Joseph A. Zirkman

1995

105,249

41,995

3,000

Vice President,
1994
95,890
24,303
- --------

General Counsel and
Secretary
1993
85,711
15,000
5,000







Richard H. Liem
1995
93,092
37,153
3,000

Vice President ,
1994
57,552
15,423
10,000

Financial Operations
1993
- --------
- --------
- --------






 OPTIONS/SAR GRANTS IN YEAR ENDED DECEMBER 31, 1995




             POTENTIAL REALIZABLE

                                                                                            POTENTIAL REALIZABLE
                                                                                            VALUE   AT ASSUMED
                                                                                            ANNUAL RATE OF
                                                                                            STOCK PRICE
                                                                                            APPRECIATION
                               INDIVIDUAL GRANTS                                            FOR OPTION TERM(a)
____________________________________________________________________________________        __________________________


                   NUMBER OF       % OF TOTAL
                   SECURITIES      OPTIONS/SAR
                   UNDERLYING      GRANTED TO      EXERCISE OR
                   OPTIONS/SAR     EMPLOYEES IN    BASE PRICE      EXPIRATION
NAME               GRANTED(b)      1995            ($/SHARE)       DATE                 5%        10%

Alan Vituli           20,000          20.8%          $6.12         March 31, 2005  $76,976     $195,074
Daniel T. Accordino   10,000          10.4%           6.12         March 31, 2005   38,488       97,537
Richard V. Cross       5,000           5.2%           6.12         March 31, 2005   19,244       48,768
Joseph A. Zirkman      3,000           3.1%           6.12         March 31, 2005   11,546       29,261
Richard H. Liem        3,000           3.1%           6.12         March 31, 2005   11,546       29,261

        (a) Potential realizable value is based on an assumption that the price of HoldingsAE Common shares appreciate at 5% and 10% annually (compounded) from the date of grant until the end of the ten year option term. These calculations are based on requirements promulgated by the
Securities and Exchange Commission and are not intended to forecast possible future appreciation of the stock price.

        (b) Options set forth in this table were granted under HoldingsAE 1993 Employee Stock
Option and Award Plan administered by HoldingsAE Compensation Committee which is comprised entirely of members of the Board of Directors who are not employees of Holdings or the Company.
The Compensation Committee determines the number of options to be granted to each individual, and members of the Compensation Committee are not eligible to participate in the Plan. Pursuant to the terms of the Award Agreement under which the options set forth on the table have been granted, such options vest at the rate of 20% per year commencing on April 1, 1996 and such vesting is contingent upon continued employment with Holdings or the Company. Upon termination of employment with the Company, only those options which have then vested may be exercised.
Such vested options must generally be exercised within three months of termination of employment.

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

        The 1993 Option Plan permits Holdings' Compensation Committee to grant, from time to time, options to purchase an aggregate of up to 750,000 shares of Holdings, including, without limitation, the amount of shares in respect to which stock appreciation rights are granted. The vesting periods for awards and the expiration dates for exercisability of Awards granted under the
1993 Option Plan shall be determined by the Compensation Committee of the Board of Directors;
however, all shares granted under options must be purchased within ten years from the date of the grant. The Compensation Committee is authorized to grant options under the 1993 Option Plan to all eligible employees of Holdings and the Company, including executive officers and directors
(other than outside Directors). The 1993 Option Plan provides that Incentive Stock Options shall not be granted to any person owning directly or indirectly (through attribution under Section 424(d)
of the Internal Revenue Code) at the date of the grant, stock possessing more than 10% of the total combined voting power of all classes of stock of Holdings as defined in Internal Revenue Code
Section 422 (or of any subsidiary of Holdings [each as defined in Section 424 of the Internal
Revenue Code] at the date of grant) unless the option price of such option is at least 110% of the fair market value of the shares subject to such option on the date the option is granted, and such option by its terms is not exercisable after the expiration of five years from the date such option is granted. As of March 15, 1996, options to purchase 225,400 shares of common stock at $4.00 per share and options to purchase 93,400 shares at $6.12 per share are outstanding under the 1993
Option Plan. The option price per share is determined by the Compensation Committee of the
Board of Directors; however, in no event shall the option price per share of any option intended to qualify as an Incentive Stock Option be less than the fair market value of the common stock on the date such option is granted.

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

        Upon consummation of the Change of Control Transaction, the vesting and exercisability of all Awards and options (except for those granted to Alan Vituli) granted under the 1993 Option Plan will be accelerated and all such Awards and options (except those held by Alan Vituli) will be sold to the Buyer. The options held by Alan Vituli will be sold to the Buyer on or about January 6, 1997. In addition, the foregoing plan will be terminated.

        It is intended that a new stock option plan will be adopted promptly after the consummation of the Change of Control Transaction. See <o^>Employment Agreements<o"> below.

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

        The Directors' Option Plan permits Holdings to grant options to the non-employee directors to purchase an aggregate of up to 100,000 shares of Holdings common stock. Under the Directors'
Option Plan, each non-employee director received an initial grant of 5,000 options on April 1, 1994, and will receive an additional grant of 1,000 shares on the anniversary date of each year of service as a director. Each option granted under the Directors' Option Plan vests and is exercisable equally over a three-year period from the date of the grant. The expiration date of all options is ten years from the date of grant of such option. The exercise price of the options granted under the Directors'
Option Plan is the "fair market value" (as defined in the Directors' Option
Plan) of the share
underlying such option at the date such option is granted. As of March 15, 1996, options to purchase 10,000 shares of stock at $4.00 per share and 2,000 shares at $6.12 per share have been granted and are outstanding under the Directors' Option Plan.

        Upon consummation of the Change of Control Transaction, the vesting and exercisability of all options granted under the DirectorsAE Option Plan will be accelerated and all such options will be sold to the Buyer. In addition, the foregoing plan will be terminated.

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

        Upon consummation of the Charge of Control Transaction, the Company will enter into
Amended and Restated Employment Agreements with Alan Vituli and Daniel T. Accordino, respectively, upon terms and conditions substantially similar to their current agreements except that, in lieu of the current stock option plans maintained by Holdings (all of which will be terminated) a new stock option plan will be developed pursuant to which employees of the Company will be eligible to be awarded options to purchase up to 9.09% of the outstanding common stock of
Holdings on a fully-diluted basis. Messrs. Vituli and Accordino will receive 36% and 24%, respectively, of the options available in such pool.


ITEM 12.        SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT

PRINCIPAL STOCKHOLDERS

        The following tables set forth the number and percentage of shares of voting common stock of the Company and of Holdings beneficially owned, as of March 15, 1995, by
(i) each Director of
the Company who owns shares of such voting common stock, (ii) each executive officer of the
Company included in the Summary Compensation Table above, (iii) all persons known by the
Company to be the beneficial owners of more than 5% of the shares of such voting common stock and (iv) all executive officers and Directors of the Company as a group.



        CARROLS' COMMON STOCK

NAME OF  NUMBER OF SHARES       PERCENT OF
BENEFICIAL OWNER        BENEFICIALLY OWNED        SHARES

Carrols Holdings Corporation    10      100%
968 James Street
Syracuse, New York 13203



                                                   HOLDINGS'  COMMON  STOCK
(a)


                                            NUMBER OF SHARES
                                              BENEFICIALLY        PERCENT OF
NAME OF BENEFICIAL OWNER                        OWNED(b)           SHARES(b)

Alan Vituli(c)(m)                              1,152,294            49.8%
Alan Vituli Charitable Remainder Trust(d)        306,827            13.6
Richard V. Cross(e)(m)                           230,190            10.1
Daniel T. Accordino(f)(m)                        240,048            10.5
Joseph A. Zirkman(g)                               8,600              .4
Richard H. Liem(h)                                 2,600              .1
Citicorp Venture Capital, Ltd.(i)                959,388            30.6
Deemer Corp (j)                                  488,111            17.7
World Equity Partners, L.P.(k)                   234,668             9.4
M. Bruce Adelberg(l)                               3,667              .2
Franklin Glasgall(l)                               3,667              .2
Directors and executive officers
 of Carrols as a group
 (11 persons)(m)(n)                            1,717,723            72.9

        (a) Upon consummation of the Change of Control Transaction, the Buyer will acquire beneficial ownership of substantially all of the outstanding securities of Holdings.

        (b) As used in this table, "beneficial ownership" means the sole or shared power to vote, or to direct the voting of, a security, or the sole or shared investment power with respect to a security
(i.e., the power to dispose of, or to direct the disposition of, a security). For purposes of this table, a person is deemed as of any date to have "beneficial ownership" of any security that such person has the right to acquire within 60 days after such date. As calculated in this table, the percent of shares is the percent of each beneficial owner's shares to the total shares of Holdings' common stock outstanding plus the shares to which only that person has a right to acquire within 60 days.

        (c) Includes 1,100,000 shares of Holdings voting common stock held of record by Morgan
Ventures, over which shares Mr. Vituli, as general partner of Morgan Ventures, exercises voting and investment power. Of the shares held of record by Morgan Ventures, Mr. Vituli effectively owns
715,040 shares through his ownership interest in Morgan Ventures. Mr. Vituli disclaims beneficial ownership of all but such 384,960 shares held of record by Morgan Ventures. Also includes 8,294 shares of Holdings common stock subject to currently exercisable warrants and 44,000 shares of
HoldingsAE voting common stock subject to currently exercisable stock options. The address of Mr.
Vituli is c/o  Carrols  Corporation,  968  James Street, Syracuse, New York
13203.

        (d) Shares are in the name of the Alan Vituli Charitable Remainder Trust of which the
trustee  is  Nancy Vituli and Alan Vituli is an  income  beneficiary.   The
address of Nancy Vituli is 799
Park Avenue, New York, New York 10021.

        (e) Includes 4,200 shares of Holdings' voting common stock subject to currently exercisable stock options and 1,368 shares of Holdings common stock subject to currently exercisable warrants. The address of Mr. Cross is c/o Carrols Corporation, 968 James Street, Syracuse, New
York 13203.

        (f) Includes 2,426 shares of Holdings voting common stock subject to currently exercisable warrants and 12,000 shares of Holdings' voting common stock subject to currently exercisable stock options.. The address of Mr. Accordino is c/o Carrols Corporation, 968 James Street,
Syracuse, New York 13203.

        (g) Includes 1,600 shares of Holdings' voting common stock subject to currently exercisable stock options.

        (h) Includes 600 shares of Holdings voting common stock subject to currently exercisable stock options.

        (i) Includes 740 shares of Holdings Class B Convertible Preferred Stock issued to Citicorp
Venture Capital, Ltd., an affiliate of World Equity Partners, L.P., in connection with the financing of the Acquisition which are currently convertible into 870,588 shares of Holdings' non-voting common stock, which are, in turn, convertible at any time into an equal number of shares of Holdings voting common stock. The address for Citicorp Venture Capital, Ltd. is 399 Park Avenue, New York, New
York 10043.

        (j)     Includes    currently     exercisable     warrants     (the
<o^>Warrants<o">), for the purchase of 441,177
shares of Holdings voting common stock at $0.97 per share and 46,934 shares of Holdings voting common stock at $1.00 per share. The address for Deemer Corporation (<o^>Deemer<o">) is 276 Fifth
Avenue, New York, New York 10001. Holdings has the option to purchase the Warrants from
Deemer for $5.1423 per warrant if exercised before November 1, 1997, and $5.1628 if exercised after November 1, 1997. The option expires on November 2, 2000. Deemer purchased the
Warrants from Heller Financial, Inc., on November 2, 1995 for the sum of $2,500,000 and borrowed the purchase price from Holdings which loan was secured by a collateral pledge of the shares of
Deemer and the Warrants.

        (k) Includes currently exercisable warrants, issued to World Equity Partners, L.P., an affiliate of Citicorp Venture Capital, Ltd., for the purchase of 234,668 shares of Holdings voting common stock at $1.00 per share. The address for World Equity Partners, L.P. is 399 Park Avenue,
New York, New York 10043.

        (l) Includes 3,667 shares of Holdings' voting common stock subject to currently exercisable options.

        (m) Morgan Ventures, Messrs. Cross and Accordino and certain of the Company's other shareholders have entered into the Stockholders Agreement which, among other things, prohibits the transfer of the subject shares (except for certain permitted transfers) and grants Holdings and certain holders of Holdings voting and non-voting common stock certain rights to acquire the shares of a stockholder who wishes to sell shares to a third party.

        (n) Includes 79,332 shares of Holdings' voting common stock subject to currently exercisable options and 12,088 shares of Holdings voting common stock subject to currently exercisable warrants.



ITEM 13.        CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

                        None


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

                        Financial Statements:

                        Consolidated             Balance             Sheets
                     F-2 to
                     F-3

                        Consolidated      Statements     of      Operations
             F-4

                        Consolidated       Statements        of        Cash
             F-5 to
                        Flows
                     F-6

                        Notes        to        Consolidated       Financial
             F-7 to
                        Statements
                     F-17

                (b)     Financial Statement Schedules

Schedule                Description
                     Page

                        CARROLS CORPORATION AND SUBSIDIARIES:


II                      Valuation       and       Qualifying       Accounts
                     F-18


                Schedules other than those listed are omitted for the reason that they are not required, not applicable, or the required information is shown in the financial statements or notes thereto.

                Separate financial statements of the Company are not filed for the reasons that (1) consolidated statements of the Company and its consolidated subsidiaries are filed and (2) the
Company is primarily an operating Company and all subsidiaries included in the consolidated financial statements filed are wholly-owned, and indebtedness of all subsidiaries included in the consolidated financial statements to any person other than the Company does not exceed 5% of the total assets as shown by the Consolidated Balance Sheet at December 31, 1995.



                (c)     Exhibits Required by Item 601 of Regulation S-K





EXHIBIT
NUMBER




DESCRIPTION
INCORPORATION BY REFERENCE TO
THE FOLLOWING INSTRUMENTS
PREVIOUSLY FILED WITH THE
SECURITIES AND EXCHANGE
COMMISSION


2.1
Purchase and Sale Agreement dated
February 10, 1994 between Carrols
Corporation, as Purchase, and KIN
Restaurant, Inc., as Seller

Exhibit 2.1 to the CompanyAEs 1994 Annual
Report on Form 10-K

2.2
Purchase and Sale Agreement dated
April 18, 1994 among Carrols
Corporation, as Purchaser, and Riva
Development Corporation and John
Riva, as Seller

Exhibit 2.2 to the CompanyAEs 1994 Annual
Report on Form 10-K

2.3
Purchase and Sale Agreement dated
May 31, 1994 among Carrols
Corporation, as Purchaser, and
Michael P. Jones and Donald M.
Cepiel, Sr., and the corporations listed therein

Exhibit 2.3 to the CompanyAEs 1994 Annual
Report on Form 10-K

2.4
Securities Purchase Agreement dated
March 6, 1996, among Atlantic
Restaurants, Inc., Carrols Holdings
Corporation, Carrols Corporation and
Certain Selling Shareholders,
excluding exhibits and schedules

Exhibit 2.1 to the CompanyAEs current report on Form 8-K dated March 21, 1996

2.5
Deferred Securities Purchase
Agreement dated March 6, 196 among
Atlantic Restaurants, Inc., Alan Vituli
and Pryor, Cashman, Sherman &
Flynn

Exhibit 2.2 to the CompanyAEs current report on Form 8-K dated March 21, 1996

3.1
Restated Certificate of Incorporation
Exhibit 3.(3)(a) to the CompanyAEs 1987
Annual Report on Form 10-K


3.2
Restated By-laws
Exhibit 3.(3)(b) to the CompanyAEs 1987
Annual Report on Form 10-K


4.1
Indenture dated as of August 17, 1993
among Holdings, the Company and
Marine Midland Bank, N.A.
Exhibit 4.1 to Amendment No. 3 to the
CompanyAEs Registration Statement on Form
S-1 (Number 3365100) filed August 10,
1993







EXHIBIT
NUMBER




DESCRIPTION
INCORPORATION BY REFERENCE TO
THE FOLLOWING INSTRUMENTS
PREVIOUSLY FILED WITH THE
SECURITIES AND EXCHANGE
COMMISSION


10.1
First Amended and Restated Loan
Security and Preferred Stock
Purchase Agreement by and among
Carrols Merger Corporation and
Carrols Holdings Corporation, as
<o^>Borrower<o"> and Heller Financial, Inc.,
as <o^>Lender<o"> dated December 22, 1986

Exhibit 10.1 to the CompanyAEs 1987 Annual
Report on Form 10-K

10.2
Form of Stockholders Agreement by
and among Carrols Holdings
Corporation, Morgan Ventures Limited
Partnership and certain Shareholders

Exhibit 10.2 to the CompanyAEs 1987 Annual
Report on Form 10-K

10.3
Second Amended and Restated Loan
and Security Agreement by and
among Carrols Corporation and
Carrols Holdings Corporation, as
<o^>Borrower<o"> and Heller Financial, Inc.,
as <o^>Lender<o"> dated as of September
15, 1992

Exhibit 10.15 to the CompanyAEs 1992
Annual Report on Form 10-K

10.4
Senior Subordinated Credit
Agreement dated as of September 15,
1992 between Carrols Corporation,
Carrols Holdings Corporation and
World Subordinated Debt Partners,
L.P.

Exhibit 10.17 to the CompanyAEs Annual
Report on Form 10-K

10.5
Third Amended and Restated Loan
and Security Agreement by, and
among Carrols Corporation and
Carrols Holdings Corporation, as
<o^>Borrower<o"> and Heller Financial, Inc.,
as <o^>Lender<o"> dated as of August 9,
1993

Exhibit 10.19 to Amendment No. 2 to the
CompanyAEs Form S-1 Registration
Statement filed on August 4, 1993







EXHIBIT
NUMBER




DESCRIPTION
INCORPORATION BY REFERENCE TO
THE FOLLOWING INSTRUMENTS
PREVIOUSLY FILED WITH THE
SECURITIES AND EXCHANGE
COMMISSION


10.6
First Amendment to Third Amended
and Restated Loan and Security
Agreement by and among Carrols
Corporation and Carrols Holdings
Corporation, as Borrower<o"> and Heller
Financial, Inc., as <o^>Lender<o"> dated
October 27, 1993

The CompanyAEs 1993 Annual Report on
Form 10-K

10.7
Second Amendment to Third
Amended and Restated Loan and
Security Agreement by and among
Carrols Corporation and Carrols
Holdings Corporation, as <o^>Borrower<o"> and Heller Financial, Inc., as <o^>Lender<o"> dated March 11, 1994

The CompanyAEs 1993 Annual Report on
Form 10-K

10.8
Carrols Holdings Corporation 1993
Employee Stock Option and Award
Plan

The CompanyAEs 1993 Annual Report on
Form 10-K

10.9
Third Amendment to Third Amended
and Restated Loan and Security
Agreement among Carrols Holdings
Corporation, Carrols Corporation and
Heller Financial, Inc., dated May 2,
1994

Exhibit 10.9 to the CompanyAEs 1994 Annual
Report on Form 10-K

10.10
Fourth Amendment to Third Amended
and Restated Loan and Security
Agreement among Carrols Holdings
Corporation, Carrols Corporation and
Heller Financial, Inc., dated December
20, 1994

Exhibit 10.10 to the CompanyAEs 1994
Annual Report on Form 10-K

10.11
Supply Agreement between
ProSource Services Corporation and
Carrols Corporation dated April 1,
1994

Exhibit 10.11 to the CompanyAEs 1994
Annual Report on Form 10-K







EXHIBIT
NUMBER




DESCRIPTION
INCORPORATION BY REFERENCE TO
THE FOLLOWING INSTRUMENTS
PREVIOUSLY FILED WITH THE
SECURITIES AND EXCHANGE
COMMISSION


10.12
Taco Cabana Restaurants
Development Agreement dated June
30, 1994 between T.C. Management
Inc. and Carrols Corporation

Exhibit 10.12 of the CompanyAEs 1994
Annual Report on Form 10-K

10.13
Letter Agreement dated September 9,
1994 amending the Taco Cabana
Restaurants Development Agreement
dated June 30, 1994

Exhibit 10.13 to the CompanyAEs 1994
Annual Report on Form 10-K

10.14
Pollo Tropical Area Development
Agreement dated January 1, 1995
between Pollo Franchise, Inc. and
Carrols Corporation

Exhibit 10.14 to the CompanyAEs 1994
Annual Report on Form 10-K

10.15
Option Agreement for Toronto dated
January 1, 1995 between Pollo
Franchise, Inc. and Carrols
Corporation

Exhibit 10.15 to the CompanyAEs 1994
Annual Report on Form 10-K

10.16
Option Agreement for Michigan dated
January 1, 1995 between Pollo
Franchise, Inc. and Carrols
Corporation

Exhibit 10.16 to the CompanyAEs 1994
Annual Report on Form 10-K

10.17
Employment Agreement dated
January 1, 1995 between Carrols
Corporation and Daniel T. Accordino

Exhibit 10.17 to the CompanyAEs 1994
Annual Report on Form 10-K

10.18
Employment Agreement dated
January 1, 1995 between Carrols
Corporation and Alan Vituli

Exhibit 10.18 to the CompanyAEs 1994
Annual Report on Form 10-K

10.19
1994 Regional Directors Bonus Plan
Exhibit 10.19 to the CompanyAEs 1994
Annual Report on Form 10-K


10.20
1994 Directors Stock Option Plan
Exhibit 10.20 to the CompanyAEs 1994
Annual Report on Form 10-K








EXHIBIT
NUMBER




DESCRIPTION
INCORPORATION BY REFERENCE TO
THE FOLLOWING INSTRUMENTS
PREVIOUSLY FILED WITH THE
SECURITIES AND EXCHANGE
COMMISSION


10.21
Carrols Corporation Corporate
EmployeeAEs Savings Plan dated
December 31, 1994

Exhibit 10.21 to the CompanyAEs 1994
Annual Report on Form 10-K

10.22
Escrow Agreement dated March 6,
1996, by and among Atlantic
Restaurants, Inc., Bahrain
International Bank (E.C.), Carrols
Holdings Corporation, Carrols
Corporation, certain selling
shareholders and Baer Marks &
Upham L.L.P.

Exhibit 2.3 to the CompanyAEs Current Report on Form 8-K dated March 21, 1996

22.1
Subsidiaries of the Registrant, all
wholly-owned are:

Carrols J.G. Corp.
Carrols Realty Holdings Corp.
Carrols Realty I Corp.
Carrols Realty II Corp.
CPC Theater Properties, Inc.
H.N.S. Equipment & Leasing Corp.
Quanta Advertising Corp.
Confectionery Square Corp.,
Jo-Ann Enterprises, Inc.



                (d)     Reports on Form 8-K

                        No current reports on Form 8-K were filed during the CompanyAEs fiscal quarter ended December 31, 1995.



        SIGNATURES

        Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of
1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized in the City of Syracuse, State of New York on the 1st day of April, 1996


                                                                CARROLS
CORPORATION

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



SIGNATURE
TITLE
DATE



/S/Alan Vituli
(Alan Vituli)


Director, Chairman and Chief
Executive Officer
April 1,1996

/s/Daniel T. Accordino
(Daniel T. Accordino)


Director, President and Chief
Operating Officer
April 1,1996

/s/ Richard V. Cross
(Richard V. Cross)
Director, Executive Vice
President - Finance, and
Treasurer (Principal Financial &
Accounting Officer)


April 1,1996

/s/ Franklin Glasgall
(Franklin Glasgall)


Director
April 1,1996

/s/ M. Bruce Adelberg
(M. Bruce Adelberg)
Director
April 1,1996



REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS







To the Board of Directors of
 Carrols Corporation


We have audited the consolidated financial statements and the financial statement schedules of Carrols Corporation (a wholly owned subsidiary of Carrols Holdings Corporation) and Subsidiaries listed in Item 14(a) of this Form 10K. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Carrols Corporation and Subsidiaries as of December 31,
1995 and 1994, and the consolidated   results of their operations
and their cash flows for each of the three years in the period ended December 31, 1995 in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.










                                                               COOPERS    &
LYBRAND
L.L.P.



Syracuse, New York
March 1, 1996, except for the subsequent event discussed in Note 7, as to which the date is March 6, 1996









F-1


CARROLS CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 1995 AND 1994
___________




ASSETS
   1995
   1994





Current assets:



  Cash and cash equivalents
$ 1,463,000
$ 1,710,000

  Trade and other receivables net of
   reserves of $419,000 and $424,000
   for 1995 and 1994, respectively


688,000


532,000

  Inventories
2,292,000
2,254,000

  Prepaid real estate taxes
664,000
714,000

  Deferred income taxes
 3,641,000


  Prepaid expenses and other current assets
    830,000
    760,000





      Total current assets
  9,578,000
  5,970,000









Property and equipment, at cost:



  Land
6,888,000
6,543,000

  Buildings and improvements
15,049,000
14,260,000

  Leasehold improvements
36,260,000
34,854,000

  Equipment
42,361,000
40,141,000

  Capital leases
 15,352,000
 15,558,000


115,910,000
111,356,000





  Less accumulated depreciation



   and amortization
(59,631,000)
(53,969,000)





      Net property and equipment
 56,279,000
 57,387,000





Franchise rights, at cost (less accumulated
          amortization of $19,648,000 and
                   $17,548,000 for 1995 and
1994,







  respectively)
44,582,000
46,042,000





Beneficial leases, at cost (less
accumulated
  amortization of $7,655,000 and





  $7,433,000 for 1995 and 1994,
respectively)
7,705,000 0
8,405,000





Excess of cost over fair value of assets
           acquired (less accumulated
amortization
  of $520,000 and $462,000 for 1995 and







  1994, respectively)

1,791,000
 1,849,000





Deferred income taxes
  6,420,000






Other assets
  8,709,000
  5,666,000






$135,064,000
$125,319,000





The accompanying notes are an integral part of the financial statements.


F-2


CARROLS CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (Continued)

DECEMBER 31, 1995 AND 1994
___________




LIABILITIES AND STOCKHOLDER'S DEFICIT
   1995
    1994









Current liabilities:



  Current portion of long-term debt
$  258,000
$  258,000

  Current portion of capital lease
             obligations


644,000

615,000

  Accounts payable
8,909,000
7,546,000

  Accrued liabilities:



    Taxes
1,426,000
1,525,000

    Payroll and employee benefits
4,000,000
3,748,000

    Interest
4,809,000
4,899,000

    Other
  3,134,000
  3,835,000





        Total current liabilities
 23,180,000
 22,426,000









Long-term debt, net of current portion
116,375,000
120,680,000

Capital lease obligations, net of current
portion
3,301,000
3,966,000

Deferred income - sale/leaseback of real
estate
1,773,000
1,888,000

Accrued postretirement benefits
1,424,000
1,354,000

Other liabilities
  1,927,000
  2,213,000





        Total liabilities
147,980,000
152,527,000





Commitments and contingencies







StockholderAEs deficit:



  Common stock, par value $1; authorized
    1,000 shares, issued and outstanding -
    10 shares


10


10

  Additional paid-in capital
  840,990
1,474,990

  Accumulated deficit
(13,757,000)
(28,683,000)





        Total stockholderAEs deficit
(12,916,000)
(27,208,000)






$135,064,000
$125,319,000



















The accompanying notes are an integral part of the financial statements.



F-3


CARROLS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993
___________





1995
1994
1993


(52 Weeks)
(52 Weeks)
(52 Weeks)

Revenues:




  Sales
$226,257,000
$203,927,00
0
$171,137,000

  Other income
     201,000

327,000
     497,000







 226,458,000

204,254,000
 171,634,000






Costs and expenses:




  Cost of sales
  63,629,000

57,847,000
  48,502,000

  Restaurant wages and related
expenses
  65,932,000

59,934,000
  51,739,000

  Other restaurant operating
expenses
  45,635,000

42,390,000
  35,192,000

  Depreciation and amortization
  11,263,000

11,259,000
  12,143,000

  Administrative expenses
  10,635,000

9,449,000
   8,031,000

  Advertising expense
   9,764,000

8,785,000
   7,930,000

  Interest expense
  14,500,000

14,456,000
  12,505,000

  Loss on closing restaurants and
other
           _

1,800,000
           _







 221,358,000

205,920,000
 176,042,000






    Income (loss) before taxes
and




      extraordinary item
   5,100,000

(1,666,000)

(4,408,000)






(Provision) benefit for taxes

   9,826,000

(165,000)








    Income (loss) before
extraordinary





      item

  14,926,000

(1,831,000)

(4,408,000)






Extraordinary loss on
extinguishment




  of debt





(4,883,000)






    NET INCOME (LOSS)
  14,926,000

(1,831,000)

(9,291,000)






Accumulated deficit, beginning of
year

(28,683,000)

(26,852,000
)

(17,561,000)






    ACCUMULATED DEFICIT, END OF
YEAR
$(13,757,000
)
$(28,683,00
0)
$(26,852,000
)


















The accompanying notes are an integral part of the financial statements.




F-4


CARROLS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

 YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993
 ___________

 Increase (Decrease) in Cash and Cash Equivalents





1995
1994
1993


(52 Weeks)
(52 Weeks)
(52 Weeks)

Cash flows from operating
activities:




  Net income (loss)

$14,926,000

$(1,831,000
)

$(9,291,000
)

    Adjustments to reconcile net
loss




    to net cash provided by
operating




    activities:




      Depreciation and
amortization

11,263,000

11,259,000

12,143,000

      Non-cash charges included
in




        extraordinary loss





2,245,000

      Non-cash charges included




        in loss on closing
restaurants




        and other



1,800,000


      Deferred income taxes

(10,061,000
)



      Change in operating assets
and




        liabilities:




          Trade and other
receivables

(156,000)

100,000

(278,000)

          Inventories

(38,000)

(203,000)

(147,000)

          Prepaid expenses and
other




            current assets

(45,000)

(256,000)

(568,000)

          Other assets

(80,000)

(494,000)

424,000

          Accounts payable

1,363,000

1,209,000

963,000

          Accrued interest

(90,000)

35,000

4,006,000

          Accrued liabilities and




            other

(461,000)

2,781,000

211,000






              Cash provided by
operating




                activities

16,621,000

14,400,000

9,708,000











Cash flows from investing
activities:




  Capital expenditures:




    Property and equipment

(4,846,000)

(4,509,000)

(2,303,000)

    Construction of new
restaurants

(2,607,000)

(1,357,000)

(1,411,000)

    Acquisition of restaurants

(516,000)

(11,615,000
)

(10,464,000
)

    Franchise fees and renewals

(569,000)

(158,000)

(149,000)

  Notes and mortgages issued

(2,503,000)



(613,000)

  Payments received on notes,
mortgages




    and capital subleases
receivable

32,000

112,000

82,000

  Disposal of property, equipment




    and franchise rights

17,000

569,000

842,000

  Other Investments

(1,295,000)










              Net cash used for




                investing
activities

(12,287,000
)

(16,958,000
)

(14,016,000
)




The accompanying notes are an integral part of the financial statements.

Continued

F-5


CARROLS CORPORATION AND SUBSIDIARIES

 CONSOLIDATED STATEMENTS OF CASH FLOWS, (Continued)

YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993
___________

Increase (Decrease) in Cash and Cash Equivalents




1995
(52 Weeks)
1994
(52 Weeks)
1993
(52 Weeks)

Cash flows from financing
activities:




  Proceeds from long-term debt
$ 4,376,000
$
6,800,000
$ 119,629,000

  Principal payments on long-term
debt

(7,181,000)

(267,000)

(4,187,000)

  Retirement of long-term debt



(75,000)

(104,090,000)

  Purchase of senior notes

(1,387,000)



  Proceeds from sale-leaseback
transaction
    861,000

672,000



  Dividends paid

(636,000)

(3,473,000)

(2,241,000)

  Principal payments on capital
leases

(616,000)

(561,000)

(564,000)

  Exercise of employee stock options
      2,000



  Payment of other liability





(4,256,000)






    Net cash provided by (used for)




     financing activities

(4,581,000)

3,096,000
    4,291,000






    Increase (decrease) in cash




       and cash equivalents

(247,000)

538,000

(17,000)






Cash and cash equivalents,




  beginning of year
  1,710,000

1,172,000
    1,189,000






    CASH AND CASH EQUIVALENTS,




      END OF YEAR
$ 1,463,000
$
1,710,000
$   1,172,000











Supplemental disclosures:




  Interest paid on debt
$14,590,000
$
14,421,000
$   8,499,000

  Taxes paid
$   153,000
$
126,000














The accompanying notes are an integral part of the financial statements.











F-6
       CARROLS CORPORATION AND SUBSIDIARIES

       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

____________


1.  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Accounting Policies

The following is a summary of certain significant accounting policies followed in the preparation of the consolidated financial statements.

Basis of Consolidation

The consolidated financial statements include the accounts of Carrols Corporation and its subsidiaries (the "Company"). All significant intercompany transactions have been eliminated in consolidation. The Company is a wholly-owned subsidiary of Carrols Holdings Corporation ("Holdings").

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

Depreciation and Amortization

Depreciation and amortization is provided on the straight-line method for financial reporting purposes. The useful lives for computing depreciation and amortization are as follows:

        Buildings and improvements              5 to 20 years
        Leasehold improvements                  Remaining life of lease
including
                                                        renewal  options or
life of
asset,
                                                        whichever        is
shorter
        Equipment                                       3 to 10 years
        Capital leases                          Remaining life of lease

At the time of retirement or other disposition, the cost and accumulated depreciation is removed from the accounts and any gain or loss is reflected in income. Depreciation expense for the years ended December 31, 1995, 1994 and 1993 was $7,594,000, $7,404,000,
 and $7,840,000, respectively.

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

F-


CARROLS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
___________



1.  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)


Excess of Cost Over Fair Value

The excess of cost over fair value of assets acquired is amortized on a straight-line basis over 40 years.

Long-Lived Assets

The recoverability of the carrying values of property, equipment, franchise rights and beneficial leases is periodically evaluated based on current and forecasted undiscounted cash flows, future market opportunities, strategic importance and estimated disposal values.

Deferred Financing Costs

Financing costs incurred in obtaining long-term debt are capitalized and amortized over the life of the related debt on an effective interest basis.

Income Taxes

The Company and its subsidiaries are included in the consolidated federal income tax return of Holdings.

Advertising Costs

All advertising costs are expensed as incurred.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Estimates also affect the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Fair Value of Financial Instruments

Senior Notes - The fair value of senior notes is based on quoted market prices. The recorded amount, as of December 31, 1995, approximates fair value.

Revolving Line of Credit and Acquisition Loan - Rates currently available to the Company for debt with similar terms and remaining maturities are used to estimate fair value. The recorded amount, as of December 31, 1995, approximates fair value.

CARROLS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 ___________





1.  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

Fiscal Year

The Company uses a 52-53 week fiscal year ending on the Sunday closest to December 31. The financial statements included herein are as of December 31, 1995 (52 weeks), January 1, 1995 (52 weeks) and January 2, 1994 (52 weeks).

Reclassification

Certain amounts for prior years have been reclassified to conform to the current year presentation.

2. ACQUISITIONS

Proforma financial information reflecting the 1993 acquisition of 18 restaurants assuming the acquisition took place at the beginning of the fiscal year is as follows:



1993




Revenues
  $181,341,000

Loss before extraordinary


 item
  $
(3,703,000)




Net loss
  $
(8,586,000)



This acquisition has been accounted for by the purchase method;
accordingly, the results of operations are included in the consolidated financial statements from the acquisition date.

3.  INVENTORIES


Inventories at December 31 consisted of:


1995
1994





Raw materials (food and paper
products)
 $
1,458,000
 $
1,415,000

Supplies

834,000

839,000


 $
2,292,000
 $
2,254,000

CARROLS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 ___________





4.  LEASES

The Company utilizes land and buildings in its operations under various lease agreements. These leases are generally for initial terms of twenty years and, in most cases, contain renewal options for two to four additional five year periods. The rent payable under such leases is generally a percentage of sales with a provision for minimum rent. In addition, most leases require payment of property taxes, insurance and utilities.

Deferred gains of approximately $2,300,000 were recorded as a result of sale/leaseback transactions and are being amortized over the lives of the leases. These leases are operating leases, have a 20 year term with four five-year renewal options and provide for additional rent based on a percentage of sales in excess of predetermined levels. The deferred gain of $1,773,000 and $1,888,000 at December 31, 1995 and 1994, respectively, is the result of these transactions.

Accumulated amortization pertaining to capital leases for the years ended December 31, 1995 and 1994 was $8,945,000 and $8,285,000,
respectively.

Minimum rent commitments under noncancelable leases as of December 31, 1995, are as follows:



Capital

Operating

Years Ending:



  1996
   $
1,088,000
  $
9,165,000

  1997

980,000

9,000,000

  1998

805,000

8,454,000

  1999

588,000

7,869,000

  2000

527,000

7,684,000

  2001 and thereafter

2,434,000

61,287,000





Total minimum lease payments

6,422,000

$103,459,00
0





  Less amount representing interest (7.7%
to 16.6%)

2,477,000






Total obligations under capital leases

3,945,000


  Less current portion

644,000






Long term obligations under capital leases
   $
3,301,000

CARROLS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 ___________



4. LEASES (Continued)

Total rent expense on operating leases, including percentage rent on both operating and capital leases, for the years ended December 31, was as follows:


1995
1994
1993






Minimum rent on real property
 $
11,108,000
 $ 10,147,000
 $  8,627,000

Additional rent based on a




  percentage of sales

2,548,000
    1,917,000
    1,290,000

Equipment rent

164,000
      109,000
       69,000


 $
13,820,000
 $ 12,173,000
 $  9,986,000







5.  LONG-TERM DEBT

Long-term debt at December 31 consisted of:


1995
1994

Collateralized:



  Revolving line of credit
   $  1,700,000
   $  8,622,000

  Acquisition loan
      5,000,000
        650,000

  Industrial Development Revenue
bonds
        596,000
        846,000

  Other notes payable with



   interest rates to 10%
        837,000
        820,000

Unsecured:



  Senior notes
    108,500,000
    110,000,000


    116,633,000
    120,938,000

Less current portion
        258,000
        258,000






   $116,375,000
   $120,680,000


The Company issued $110 million of unsecured senior notes in August 1993 to effect a refinancing of existing long-term obligations. The extraordinary loss of $4,883,000 on extinguishment of debt in 1993 included $2,245,000 of previously deferred financing costs and $2,638,000 of premium and expenses paid on the retirement of subordinated debentures and debt.

The senior notes bear interest at a rate of 11.5%, payable semi-annually on each February 15 and August 15, and are due August 15, 2003. The notes are not redeemable prior to August 15, 1998, except that, through August 1996, the Company may redeem up to $33 million in aggregate principal amount at 111.5% plus accrued interest from the proceeds of a public offering of common stock by the Company or by Carrols Holdings Corporation. The notes are redeemable at the option of the Company in whole or in part on or after August 15, 1998 at specified redemption prices. Provisions of the revolving line of credit facility place limitations on the redemption or repurchase of the notes so long as the facility remains in effect. During 1995, the Company purchased $1.5 million face value of senior notes.

On December 20, 1994, the revolving line of credit agreement was amended to provide for an additional acquisition loan of $5 million. The $5 million acquisition loan was collateralized by the twenty-two restaurants acquired during 1994 and was fully advanced during 1995. The $5 million is required to be repaid by quarterly payments of $250,000 beginning in November 1997 increasing to quarterly payments of $500,000 beginning in November 1998.

CARROLS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
___________




5.  LONG-TERM DEBT (Continued)

Effective December 20, 1994, in conjunction with the additional $5 million acquisition loan, the revolving line of credit agreement was amended to reduce the interest rate on all borrowings thereunder to either the London Interbank Offering Rate plus 2.5% or the prime rate plus 1.25%, as selected by the Company. If the revolving line of credit and acquisition loan exceed $25 million, the interest rate is increased to either the London Interbank Offering Rate plus 3.5% or the prime rate plus 2.25% on the amount of the loan exceeding $25 million. The amount available under the revolving line of credit was increased to $25 million with no future reductions until its maturity in August 2000. At December 31, 1995 there was $21.9 million available under the revolving line of credit facility after reduction for the $1.7 million outstanding and a $1.4 million letter of credit guaranteed by the facility. A commitment fee of 1/2% is payable on the unused balance. At December 31, 1995, the facility was collateralized by substantially all assets of the Company.

The Industrial Development Revenue bonds are due in yearly amounts of $250,000 through 1998, with interest at seventy-five percent of prime. The bonds are collateralized by a warehouse which has a net book value of $1,300,000 at December 31, 1995 and is available for disposition.

Restrictive covenants of the senior notes and the revolving line of credit facility include limitations with respect to the issuance of additional debt and redeemable preferred stock; the sale of assets; dividend payments and capital stock redemption; transactions with affiliates; consolidations, mergers and transfers of assets and minimum interest and fixed charge coverage ratios.

At December 31, 1995, principal payments required on all long-term debt are as follows:


1996
$    258,000

1997
     508,000

1998
   1,354,000

1999
   2,192,000

2000
   3,320,000

2001 and thereafter
 109,001,000





$116,633,000



6.  INCOME TAXES

The income tax (provision) benefit was comprised of the following at December 31:


1995
1994

Current:



  Federal
  $   (35,000)


  State
     (200,000)
   $
(165,000)


     (235,000)

(165,000)

Deferred:



  Federal
    8,552,000


  State
    1,509,000



   10,061,000




  $ 9,826,000
   $
(165,000)

CARROLS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 ___________


6.  INCOME TAXES (Continued)

The components of deferred income tax assets and liabilities at December 31, are as follows:


1995
1994





Deferred tax assets:



  Receivable and other reserves
  $   405,000
  $   588,000

  Accrued vacation benefits
      484,000
      426,000

  Deferred income on sale/leaseback



    of real estate
      709,000
      755,000

  Postretirement benefits
      569,000
      542,000

  Capital leases
      545,000
      572,000

  Property and equipment
      138,000


  Alternative minimum tax credit
carryforward
       35,000


  Net operating loss carryforwards
   12,458,000
   15,552,000

  Less: Valuation allowance


  (11,799,000)


   15,343,000
    6,636,000









Deferred tax liabilities:



  Franchise rights
    5,282,000
    6,500,000

  Property and equipment


      136,000


    5,282,000
    6,636,000





     Net deferred income tax asset
  $10,061,000
  $     0



The Company has net operating loss and alternative minimum tax (<o^>AMT<o">) credit carryforwards for income tax purposes of approximately $31.1 million and $35,000, respectively. The net operating loss carryforwards expire in varying amounts beginning 2003 through 2009. Realization of the deferred income tax assets relating to the net operating loss and AMT credit carryforwards is dependent on generating sufficient taxable income prior to the expiration of the loss carryforwards. Based upon the increase in the number of restaurants operated by the Company and the favorable results of operations, management believes it is more likely than not that the Company will generate sufficient future taxable income to fully realize the benefit of the net operating loss carryforwards and existing temporary differences, although there can be no assurance of this. Accordingly, during 1995 the previously provided valuation allowance has been eliminated and the net deferred tax asset has been recognized as a deferred income tax benefit.

The difference for 1995 between the expected tax provision resulting from application of the federal statutory income tax rate to pre-tax income and the actual income tax benefit recognized results principally from recognition of the previously unrecorded deferred tax asset.

7.  STOCKHOLDER'S EQUITY

The Company

The Company has 1,000 shares of common stock authorized of which 10 shares are issued and outstanding. Dividends on the Company's common stock are restricted to amounts permitted by various loan agreements.

Additional paid-in capital was reduced for cash dividends declared of $636,000, $2,973,000, and $2,741,000 in 1995, 1994 and 1993,
respectively.

CARROLS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 ___________

7.  STOCKHOLDER'S EQUITY (Continued)

Holdings

The sole activity of Holdings is the ownership of 100% of the stock of Carrols Corporation.

Holdings, the parent, has issued various classes of stock with redemption, convertibility and cumulative dividend payment requirements. At December 31, Holdings stock consists of:




        1995
        1994

      Preferred stock:



       Class A, 10% cumulative
redeemable,



         par value $.01, authorized,
issued



         and outstanding 7,250 shares
at



         liquidation preference and



         redemption price
     $7,250,000
     $7,250,000

       Class B, convertible, 10%
cumulative



         redeemable Series I, par value
$.01,



         authorized, issued and
outstanding 750



         shares at liquidation
preference and



         redemption price
        750,000
        750,000

       Class B, 10% cumulative
redeemable



         Series II, par value $.01,
authorized



         750 shares, issued - none



      Common stock:



       Voting, par value $.01,
authorized



         6,000,000 shares, issued and



         outstanding 2,260,757 and
2,266,157



         shares for 1995 and 1994,
respectively
         23,000
         23,000

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

Holders of the Preferred Stock are entitled to cumulative dividends payable quarterly at the rate of 10% per annum. In the event that Holdings fails to pay four consecutive quarterly dividends on the Class A preferred stock, the subsequent dividend rate increases to 11.5%; if eight consecutive quarterly dividends are missed, the rate increases to 13% per annum until such dividends are paid. Dividends on the Class B preferred stock cannot be declared or paid if there are any Class A preferred stock dividends in arrears. Because of certain restrictive covenants in the CompanyAEs loan agreements, at December 31, 1995, dividends have not been paid for the last two quarters which aggregate $405,000.




F-14


CARROLS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
___________


7.  STOCKHOLDER'S EQUITY (Continued)

In conjunction with the Class A Preferred Stock, warrants to purchase 529,412 shares of Holdings Common Stock at an exercise price of $.97 to $1.00 per share were granted. Outstanding warrants as of December 31, 1995 and 1994 totalled 463,549. Warrants are exercisable until the redemption of the Class A Preferred Stock. The warrants contain restrictions as to transfer, dilution and registration rights.

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

Stock Options

Carrols Holdings Corporation adopted an Employee Stock Option and Award Plan on December 14, 1993. Effective April 1, 1994, Holdings also adopted a Stock Option Plan for non-employee directors. The Plans allow for the granting of non-qualified stock options, stock appreciation rights and incentive stock options to directors, officers and certain other Company employees. The Company is authorized to grant options for up to 850,000 shares, 100,000 shares for non-employee directors and 750,000 shares for employees.
 Options are generally exercisable over 5 years with 94,600 and 46,400 options exercisable as of December 31, 1995 and 1994, respectively. As of December 31, 1995 and 1994, non-employee directors were granted options totaling 18,000 and 15,000, respectively. Under the non-employee director plan, no options were exercised or cancelled during 1994 or 1995.


Option activity during 1994 and 1995 consisted of:


Options at
$4.00
Options at
$6.12





Balance at December 31, 1993
    235,000
         0

  Granted
     25,000


  Exercised



  Cancelled
     (3,000)



Balance at December 31, 1994
    257,000
         0


  Granted

       99,100

  Exercised
       (600)


  Cancelled
    (12,400)

(2,300)

Balance at December 31, 1995
    244,000
       96,800


Subsequent Event

On March 6, 1996, Carrols Holdings Corporation, Carrols Corporation and certain selling shareholders of Carrols Holdings Corporation signed, subject to certain conditions, an agreement to sell substantially all of the issued common stock and common stock equivalents (the Class B Convertible Preferred stock, warrants to buy common stock and the options to buy common stock).

F-15


CARROLS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 ___________



7.  STOCKHOLDERAES EQUITY (Continued)

The sale of stock pursuant to this agreement consistutes an ownership change under certain provisions of the Internal Revenue
Code which may result in annual limitations on utilization of the net operating loss carryforward referred to in Note 6.

The consummation of the transaction contemplated by the Agreement will constitute a <o^>change of control<o"> under the Indenture governing the Senior Notes Due 2003 (<o^>Notes<o">). Accordingly, each holder of the Notes will have the right to require the Company to repurchase all or any part of such holderAEs Notes at a repurchase price in cash equal to 101% of the principal amount of the Notes being repurchased plus accrued and unpaid interest, if any, within a 30-60 day period, as determined by the Company. The Company does not anticipate a significant number of Note holders to exercise their rights, based on current market conditions. However, to the extent holders exercise their rights, the Company expects to finance the aggregate repurchase amount through borrowings under the revolving line of credit portion of its Senior Secured Credit Facility, and/or , through additional debt financing on a pari passu basis with the Notes.

8.  LITIGATION

The Company is a party to various legal proceedings arising from the normal course of business. Management believes adverse decisions relating to litigation and contingencies in the aggregate would not materially effect the Company's results of operations or financial condition.

9.  EMPLOYEE SAVINGS PLAN

The Company offers a savings plan for salaried employees. Under the plan, participating employees may contribute up to 10% of their salary annually. The Company's contributions, which begin to vest after three years and fully vest after seven years of service, are equal to 50% of the employee's contributions to a maximum Company contribution of $530 annually. The employees have various investment options available under a trust established by the plan.
 The plan cost was $125,000, $125,000, and $111,000, for the years ended December 31, 1995, 1994 and 1993, respectively.

F-16


CARROLS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 ___________


10.  POSTRETIREMENT BENEFITS

While the Company reserves the right to change its policy, the Company provides postretirement medical and life insurance benefits covering substantially all salaried employees.


The following sets forth the plan status at December 31:

   Accumulated Postretirement Benefit Obligation (APBO):


1995
1994





   Retirees
   $   411,000
   $   409,000

   Fully eligible active
participants
       242,000
       130,000

   Other active plan participants
     not fully eligible

       580,000

       568,000





       Total APBO
     1,233,000
     1,107,000

   Unrecognized benefit from plan
changes
       255,000
       281,000

   Unrecognized net loss
       (64,000)
       (34,000)





       Accrued postretirement
         benefit obligation

   $ 1,424,000

   $ 1,354,000







Net periodic postretirement benefit cost included the following components:


1995
1994
1993






     Service cost
  $47,000
  $47,000
   $61,000

     Interest cost
   76,000
   70,000
    74,000

     Net amortization of




       gains,losses and
unrecognized




       benefit from plan
changes
  (29,000)
  (20,000)
   (19,000)


  $94,000
  $97,000
  $116,000



A 7.0% annual rate of increase in the per capita costs of covered health care benefits was assumed for 1995, gradually decreasing to 5.5% by the year 2001. Increasing the assumed health care cost trend rates by one percentage point in each year would increase the accumulated postretirement benefit obligation as of December 31, 1995 by $162,000 and increase the aggregate of the service cost and interest cost components of net periodic postretirement benefit cost for 1995 by $18,000. For 1995 and 1994, a discount rate of 7% was used to determine the accumulated postretirement benefit obligation. Actual benefit costs paid on behalf of retirees in 1995, 1994 and 1993 amounted to $24,000, $31,000 and $14,000, respectively.

11. LOSS ON CLOSING RESTAURANTS AND OTHER

The loss on closing restaurants and other of $1.8 million for 1994 included the write-down of assets to net realizable value and estimated lease termination costs for the closing during 1995 of certain restaurants operating at a negative annual cash flow and the write down to net realizable value of a vacant warehouse held for sale.

F-17



CARROLS CORPORATION AND SUBSIDIARIES
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993
___________



Col. A
Col. B
Col. C
Col. D
Col E



Additions




Balance at
Charged to

Balance at


Beginning
Costs and

End

Decription
of Period
Expenses
Deductions
of Period







Year ended December 31,
1995:











 Accumulated
depreciation of property
  and equipment

$
53,969,000

$
7,594,000

$(1,932,00
0)(d)

$
59,631,000

 Accumulated
amortization of
  franchise rights


17,548,000


2,512,000


(412,000)(
a)


19,648,000

 Accumulated
amortization of
  beneficial leases


7,433,000


721,000


(499,000)(
a)


7,655,000

 Accumulated
amortization of excess
  cost over fair value
of assets


462,000


58,000




520,000







 Reserve for doubtful
trade accounts
  receivable


424,000


12,000


(17,000)(b
)


419,000







 Other reserves (c)

542,000

388,000

(142,000)(
b)

788,000







Year ended December 31,
1994:











 Accumulated
depreciation of property
  and equipment


47,254,000


7,404,000


(689,000)(
d)


53,969,000

 Accumulated
amortization of
  franchise rights


15,146,000


2,402,000



17,548,000

 Accumulated
amortization of
  beneficial leases


6,921,000


785,000


(273,000)(
a)


7,433,000

 Accumulated
amortization of excess
  cost over fair value
of assets


404,000


58,000




462,000







 Reserve for doubtful
trade accounts
  receivable


563,000


2,000


(141,000)(
b)


424,000







 Other reserves (c)

521,000

21,000


542,000







Year ended December 31,
1993:











 Accumulated
depreciation of property
  and equipment


40,686,000


7,840,000


(1,272,000
)(d)


47,254,000

 Accumulated
amortization of
  franchise rights


13,364,000


2,513,000


(731,000)(
a)


15,146,000

 Accumulated
amortization of
  beneficial leases


5,962,000


1,189,000


(230,000)(
a)


6,921,000

 Accumulated
amortization of excess
  cost over fair value
of assets


347,000


57,000




404,000







 Reserve for doubtful
trade accounts
  receivable


616,000




(53,000)(b
)


563,000







 Other reserves (c)

292,000

229,000


521,000




(a) Represents reduction of accumulated amortization due to sale or disposition of restaurants.
(b) Represents write-offs of accounts.
(c) Included principally in other assets
(d) Represents retirements of fixed assets.












F-18









14


25