Form 10-K/A
period 1995-12-31
CARROLS CORP
filed 1996-04-10
CIK 17927

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549

                               FORM 10-K/A

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

Ammended only to reformat the information for readability.

                                PART I



ITEM 1. BUSINESS

RECENT DEVELOPMENTS

     On March 6, 1996, Atlantic Restaurants, Inc. (the "Buyer"), Carrols Holdings Corporation ("Holdings"), Carrols Corporation (the "Company" or "Carrols") and certain selling shareholders of Holdings (the "Selling Shareholders") entered into a Securities Purchase Agreement (the "Agreement"). Pursuant to the Agreement and subject to certain conditions precedent described below, Buyer will acquire between 95% and 100% of the outstanding shares of common stock, including securities that are convertible, exercisable or exchangeable into shares of common stock, of Holdings (the "Securities"). Holdings is the owner of all of the issued and outstanding capital stock of Carrols.

     Assuming all of the Securities are acquired by the Buyer, the aggregate purchase price therefor will be approximately $86,500,000 (the "Purchase
Price"). In accordance with the Agreement, the Purchase Price is subject to adjustment in the event (i) that certain liabilities of Carrols and Holdings as at March 31, 1996 exceed specified targeted levels or (ii) of a delay in the Closing. The Purchase Price shall be paid in cash.

     It is anticipated that, at the closing of the transaction (the "Closing"), the Buyer will elect a new Board of Directors of Holdings and Holdings will elect a new Board of Directors of Carrols. Such new board will include Alan Vituli and Daniel T. Accordino who will also continue to serve Holdings and Carrols in their present positions.

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

     The consummation of the transactions contemplated by the Agreement (the "Change of Control Transaction") will constitute a "change of control" under the Indenture, dated as of August 17, 1993 (the "Indenture"), among Carrols, Holdings and Marine Midland Bank, N.A., as trustee, governing Carrols' $110 million aggregate principal amount (currently $108.5 million outstanding) of 11-1/2% Senior Notes Due 2003 (the "Notes"). In accordance with the terms and conditions of the Indenture, upon a "change of control", each holder of the Notes will have the right to require Carrols to repurchase all or any part of such holder's Notes at a repurchase price in cash equal to 101% of the principal amount of the Notes being repurchased (plus accrued and unpaid interest, if any). See "Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources".

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

     Burger King restaurants feature flame-broiled hamburgers, which are an integral part of the Burger King identity, and several widely-known, trademarked products, the most popular being the Whopper{<reg-trade-mark>} sandwich, which is a large, flame-broiled hamburger on a five-inch toasted bun garnished with combinations of mayonnaise, lettuce, onions, pickles and tomatoes. The basic menu of all Burger King restaurants consists of hamburgers, cheeseburgers, chicken sandwiches and filets, fish sandwiches, french fried potatoes, salads, various breakfast products, shakes, desserts, soft drinks, milk and coffee. From time to time, other promotional items are added to the menu for limited periods. BKC continually seeks to develop new products and concepts as it endeavors to enhance the menu and service of Burger King restaurants.

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

     MANAGEMENT STRUCTURE; STAFFING; TRAINING. Substantially all executive management, finance, marketing and operation support functions are conducted centrally at Carrols' Syracuse, New York headquarters. The Company currently has three vice president-regional directors and a regional director who are responsible for the operations of all Carrols' Burger King restaurants in their respective regions. Three of the regional directors have been employed by Carrols for over 20 years. There are 28 district supervisors who report to the regional directors. The district supervisors have responsibility for an average of eight restaurants and are responsible for direct supervision of the day-to-day operations of the restaurants. Typically, district supervisors previously served as restaurant managers at one of Carrols' restaurants. Both regional directors and district supervisors are compensated with a fixed salary plus an incentive bonus based upon the performance of the restaurants under their supervision.

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

                                      Owned            Leased           Leased
                                      Land;            Land;            Land;
                                      Owned            Owned            Leased
                                      BUILDING         BUILDING         BUILDING                 TOTAL
Burger King restaurants               18               16               186(a)                    220
Excess properties:
  Leased to others                     1               --               6                           7
  Available for sale or lease          5(b)            --                 --                        5
Total properties                      24               16               192                       232

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


     See discussion of dividend restriction in "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

ITEM 6.  SELECTED FINANCIAL DATA

CARROLS CORPORATION AND SUBSIDIARIES-SUMMARY OF SELECTED FINANCIAL DATA



                                                                                                YEARS ENDED DECEMBER 31,


                                                 1995__           1994__           1993__            1992__            1991__
                                           (52 weeks)        (52 weeks)       (52 weeks)        (53 weeks)        (52 weeks)

                                                       (Dollars in thousands
except for per share data and restaurants)

OPERATING RESULTS:
  Revenues                                 $   226,458       $  204,254        $  171,634        $  156,413        $  146,634
  Income (loss) before taxes,
   extraordinary loss
   and cumulative effect of change in
   accounting principle                          5,100           (1,666)           (4,408)           (1,262)
  (Provision) benefit for taxes                  9,826             (165)
  Extraordinary loss on extinguishment of
   debt                                                                            (4,883)
  Cumulative effect of change in
   accounting
    for post-retirement benefits             _________         _________         _________            (1,037)    _________

 Net income (loss)                       $     14,926      $     (1,831)     $     (9,291)     $      (2,299)     $   (4,919)

PER SHARE OF COMMON STOCK:
  Income (loss) before taxes,
   extraordinary loss
   and cumulative effect of change in
   accounting principle                  $    510,000      $  (166,600)      $   (440,800)     $    (126,200)     $ (491,900)
  (Provision) benefit for taxes               982,600          (16,500)
  Extraordinary loss on extinguishment of
    debt                                                                         (488,300)
  Cumulative effect of change in
   accounting for post-retirement
   benefits                                 _________         _________         _________         (103,700)      ________
  Net income (loss)                       $ 1,492,600       $ (183,100)       $  (929,100)       $ (229,900)       $ (491,900)
  Dividends Declared                      $    63,672       $  297,301        $   273,960        $   20,010        $   40,000
OTHER DATA:
  Total assets                            $   135,064       $  125,319        $   119,735        $  115,900        $  115,592
  Long-term debt                              116,375          120,680            114,197            91,245            88,541
  Capital lease obligations                     3,301            3,966              4,603             5,436             6,002
  Total long-term debt and capital lease
    obligations                               119,676          124,646            118,800            96,681            94,543
  Common stockholder's deficit                (12,916)         (27,208)           (22,404)          (10,383)           (7,884)
  Burger King restaurants in operation:
    At end of period                              219              219                195               177              165
    Annual weighted average                     218.6            206.8              184.5             168.7            163.8

              ITEM  7.  MANAGEMENT'S  DISCUSSION   AND  ANALYSIS  OF  FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     GENERAL. The following table sets forth for the years ended December 31, 1995, 1994 and 1993 certain consolidated financial data for the Company, expressed as a percentage of sales:





                                                                                            PERCENTAGE OF SALES
                                                                                         YEARS ENDED DECEMBER 31,

                                                  1995             1994             1993
Sales                                               100.0%           100.0%            100.0%
Other income                                           .1               .2                .3
Cost of sales                                        28.1             28.4              28.3
Restaurant wages and related expenses                29.1             29.4              30.2
Other restaurant operating expenses                  20.2             20.8              20.6
Depreciation and amortization                         5.0              5.5               7.1
Administrative expenses                               4.7              4.6               4.7
Advertising expense                                   4.3              4.3               4.6
Interest expense                                      6.4              7.1               7.3
Loss on closing restaurants and other                                   .9
Income (loss) before taxes and
    extraordinary item                                2.3              (.9)              2.6)
(Provision) benefit for taxes                         4.3              (.1)


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

     RESTAURANT WAGES AND RELATED EXPENSES. Restaurant wages and related expenses decreased from 29.4% of sales to 29.1% of sales when comparing the year ended December 31, 1994 to 1995. The effect of increased selling prices, lower workers' compensation cost and lower health insurance cost were the principal reasons for the lower percentage in 1995.

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

     During 1995, $4.4 million was drawn down under the Company's acquisition loan with Heller Financial, Inc. and a sale and leaseback of one restaurant property was completed for $0.9 million. $7.2 million was paid down on the revolving line of credit portion of the Senior Secured Credit Facility and $1.5 million of the Senior Notes were purchased. Dividends of $.6 million were paid to Holdings for the payment by Holdings of regular quarterly preferred stock dividends of $0.2 million each.

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

     The Company's loan agreements impose limitations on certain restricted payments, which include dividends. The ability to make such restricted payments is dependent upon either earnings or proceeds from the issuance of new capital stock. As of March 27, 1996 dividends on the Preferred Stock were current; however, based on current limitations on restricted payments, payment of the dividend scheduled to become due on March 31, 1996 will not be made until such payments are permitted. As more fully explained in Note 7 to the financial statements, the dividend rate is increased if dividend payments by Holdings are not made within specific time periods.

     Consummation of the Change of Control Transaction described in "Business-- Recent Developments" will constitute a "change of control" under the Indenture governing the Senior Notes. In accordance with the terms and conditions of the Indenture, upon a "change of control", each holder of Senior Notes will have the right to require the Company (within a 30-60 day period, as determined by the Company, following such a change of control) to repurchase all or any part of such holder's Senior Notes at a repurchase price in cash equal to 101% of the principal amount of the Senior Notes being repurchased (plus accrued and unpaid interest, if any). In light of current market conditions, the Company does not anticipate that a significant number of Senior Note holders will exercise their repurchase rights. To the extent that such repurchase rights are exercised, the Company expects to finance the aggregate repurchase amount through borrowings under the revolving line of credit portion of its Senior Secured Credit Facility, and/or, to the extent necessary, through additional debt financing on a pari passu basis with the Senior Notes.

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

     All of the holders of the voting common stock of Holdings  are  subject to the terms of a stockholders agreement dated December 22, 1986 (the "Stockholders Agreement"). The Stockholders Agreement requires the Board of Directors of Holdings to consist of six directors, four of whom are designated by Morgan Ventures and two of whom are designated by a majority of the shares held by a group of named individuals, including Messrs. Accordino, Cross, Drotar and Smith. Upon consummation of the Change of Control Transaction, the provisions of the Stockholders' Agreement will cease to apply.
ITEM 11. EXECUTIVE COMPENSATION

     The following tables set forth certain information for the years ended December 31, 1995, 1994 and 1993 for the Chief Executive Officer and the next four most highly compensated executive officers of the Company who were serving as executive officers at December 31, 1995 whose annual compensation exceeded $100,000.


                                             SUMMARY COMPENSATION TABLE


                                                                                       LONG TERM
                                                                                        COMPENSATION
                                                                                           AWARDS
               ANNUAL COMPENSATION
                                                              NUMBER OF
NAME AND PRINCIPAL                                           SECURITIES
POSITION                                                     UNDERLYING
                    YEAR           SALARY         BONUS         OPTIONS
Alan Vituli
Chairman of the          1995       $352,632     $245,000           20,000
Board
and Chief Executive      1994        300,430       81,000       ----------
Officer                  1993        292,118   ----------          100,000


Daniel T. Accordino      1995        250,751      150,322           10,000
President, Chief         1994        226,216       60,891       ----------
Operating Officer        1993        206,516   ----------           25,000
and Director
Richard V. Cross         1995        161,522       80,262            5,000
Executive Vice           1994        156,378       42,106         --------
President--Finance,      1993        155,936   ----------            8,000
Treasurer and
Director

Joseph A. Zirkman        1995        105,249       41,995            3,000
Vice President,          1994         95,890       24,303         --------
General Counsel and      1993         85,711       15,000            5,000
Secretary
Richard H. Liem          1995         93,092       37,153            3,000
Vice President ,         1994         57,552       15,423           10,000
Financial                1993       --------     --------         --------
Operations

               OPTIONS/SAR GRANTS IN YEAR ENDED DECEMBER 31, 1995




                                                                           POTENTIAL REALIZABLE
                                                                           VALUE AT ASSUMED
                                                                           ANNUAL RATE OF
                                                                           STOCK PRICE
                                                                           APPRECIATION
                             INDIVIDUAL GRANTS                             FOR OPTION TERM(a)
________________________________________________________________________   ______________________


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

     (a) Potential realizable value is based on an assumption that the price of Holdings' Common shares appreciate at 5% and 10% annually (compounded) from the date of grant until the end of the ten year option term. These calculations are based on requirements promulgated by the Securities and Exchange Commission and are not intended to forecast possible future appreciation of the stock price.

     (b) Options set forth in this table were granted under Holdings' 1993 Employee Stock Option and Award Plan administered by Holdings' Compensation Committee which is comprised entirely of members of the Board of Directors who are not employees of Holdings or the Company. The Compensation Committee determines the number of options to be granted to each individual, and members of the Compensation Committee are not eligible to participate in the Plan. Pursuant to the terms of the Award Agreement under which the options set forth on the table have been granted, such options vest at the rate of 20% per year commencing on April 1, 1996 and such vesting is contingent upon continued employment with Holdings or the Company. Upon termination of employment with the Company, only those options which have then vested may be exercised. Such vested options must generally be exercised within three months of termination of employment.

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

     It is intended that a new stock option plan will be adopted promptly after
the  consummation  of  the  Change  of  Control Transaction.   See  "Employment
Agreements" below.

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

     Upon consummation of the Change of Control Transaction, the vesting and exercisability of all options granted under the Directors' Option Plan will be accelerated and all such options will be sold to the Buyer. In addition, the foregoing plan will be terminated.

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

      (c) Includes 1,100,000 shares of Holdings voting common stock held of record by Morgan Ventures, over which shares Mr. Vituli, as general partner of Morgan Ventures, exercises voting and investment power. Of the shares held of record by Morgan Ventures, Mr. Vituli effectively owns 715,040 shares through his ownership interest in Morgan Ventures. Mr. Vituli disclaims beneficial ownership of all but such 384,960 shares held of record by Morgan Ventures. Also includes 8,294 shares of Holdings common stock subject to currently exercisable warrants and 44,000 shares of Holdings' voting common stock subject to currently exercisable stock options. The address of Mr. Vituli is c/o Carrols Corporation, 968 James Street, Syracuse, New York 13203.

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

      (j) Includes currently exercisable warrants (the "Warrants"), for the purchase of 441,177 shares of Holdings voting common stock at $0.97 per share and 46,934 shares of Holdings voting common stock at $1.00 per share. The address for Deemer Corporation ("Deemer") is 276 Fifth Avenue, New York, New York 10001. Holdings has the option to purchase the Warrants from Deemer for $5.1423 per warrant if exercised before November 1, 1997, and $5.1628 if exercised after November 1, 1997. The option expires on November 2, 2000. Deemer purchased the Warrants from Heller Financial, Inc., on November 2, 1995 for the sum of $2,500,000 and borrowed the purchase price from Holdings which loan was secured by a collateral pledge of the shares of Deemer and the Warrants.

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

           (c)   EXHIBITS REQUIRED BY ITEM 601 OF REGULATION S-K


                                                                     INCORPORATION BY REFERENCE TO THE FOLLOWING
                                                                        INSTRUMENTS PREVIOUSLY FILED WITH THE
                                                                         SECURITIES AND EXCHANGE COMMISSION
    EXHIBIT NUMBER
                                       DESCRIPTION
2.1                    Purchase and Sale Agreement dated           Exhibit 2.1 to the Company's 1994 Annual
                       February 10, 1994 between Carrols           Report on Form 10-K
                       Corporation, as Purchase, and KIN
                       Restaurant, Inc., as Seller

2.2                    Purchase and Sale Agreement dated April 18, Exhibit 2.2 to the Company's 1994 Annual
                       1994 among Carrols Corporation, as          Report on Form 10-K
                       Purchaser, and Riva Development Corporation
                       and John Riva, as Seller

2.3                    Purchase and Sale Agreement dated May 31,   Exhibit 2.3 to the Company's 1994 Annual
                       1994 among Carrols Corporation, as          Report on Form 10-K
                       Purchaser, and Michael P. Jones and Donald
                       M. Cepiel, Sr., and the corporations listed
                       therein

2.4                    Securities Purchase Agreement dated March   Exhibit 2.1 to the Company's current report on
                       6, 1996, among Atlantic Restaurants, Inc.,  Form 8-K dated March 21, 1996
                       Carrols Holdings Corporation, Carrols
                       Corporation and Certain Selling
                       Shareholders, excluding exhibits and
                       schedules

2.5                    Deferred Securities Purchase Agreement      Exhibit 2.2 to the Company's current report on
                       dated March 6, 196 among Atlantic           Form 8-K dated March 21, 1996
                       Restaurants, Inc., Alan Vituli and Pryor,
                       Cashman, Sherman & Flynn

3.1                    Restated Certificate of Incorporation       Exhibit 3.(3)(a) to the Company's 1987 Annual
                                                                   Report on Form 10-K

3.2                    Restated By-laws                            Exhibit 3.(3)(b) to the Company's 1987 Annual
                                                                   Report on Form 10-K

4.1                    Indenture dated as of August 17, 1993 among Exhibit 4.1 to Amendment No. 3 to the
                       Holdings, the Company and Marine Midland    Company's Registration Statement on Form S-1
                       Bank, N.A.                                  (Number 3365100) filed August 10, 1993

                                                                   INCORPORATION BY REFERENCE TO THE
                                                                FOLLOWING INSTRUMENTS PREVIOUSLY FILED
                                                                   WITH THE SECURITIES AND EXCHANGE
   EXHIBIT NUMBER                                                             COMMISSION
                                    DESCRIPTION

10.1                  First Amended and Restated Loan         Exhibit 10.1 to the Company's 1987 Annual
                      Security and Preferred Stock Purchase   Report on Form 10-K
                      Agreement by and among Carrols Merger
                      Corporation and Carrols Holdings
                      Corporation, as "Borrower" and Heller
                      Financial, Inc., as "Lender" dated
                      December 22, 1986

10.2                  Form of Stockholders Agreement by and   Exhibit 10.2 to the Company's 1987 Annual
                      among Carrols Holdings Corporation,     Report on Form 10-K
                      Morgan Ventures Limited Partnership and
                      certain Shareholders

10.3                  Second Amended and Restated Loan and    Exhibit 10.15 to the Company's 1992 Annual
                      Security Agreement by and among Carrols Report on Form 10-K
                      Corporation and Carrols Holdings
                      Corporation, as "Borrower" and Heller
                      Financial, Inc., as "Lender" dated as
                      of September 15, 1992

10.4                  Senior Subordinated Credit Agreement    Exhibit 10.17 to the Company's Annual
                      dated as of September 15, 1992 between  Report on Form 10-K
                      Carrols Corporation, Carrols Holdings
                      Corporation and World Subordinated Debt
                      Partners, L.P.

10.5                  Third Amended and Restated Loan and     Exhibit 10.19 to Amendment No. 2 to the
                      Security Agreement by, and among        Company's Form S-1 Registration Statement
                      Carrols Corporation and Carrols         filed on August 4, 1993
                      Holdings Corporation, as "Borrower" and
                      Heller Financial, Inc., as "Lender"
                      dated as of August 9, 1993

                                                                   INCORPORATION BY REFERENCE TO THE
                                                                FOLLOWING INSTRUMENTS PREVIOUSLY FILED
                                                                   WITH THE SECURITIES AND EXCHANGE
   EXHIBIT NUMBER                                                             COMMISSION
                                    DESCRIPTION
10.6                  First Amendment to Third Amended and    The Company's 1993 Annual Report on Form
                      Restated Loan and Security Agreement by 10-K
                      and among Carrols Corporation and
                      Carrols Holdings Corporation, as
                      Borrower" and Heller Financial, Inc.,
                      as "Lender" dated October 27, 1993

10.7                  Second Amendment to Third Amended and   The Company's 1993 Annual Report on Form
                      Restated Loan and Security Agreement by 10-K
                      and among Carrols Corporation and
                      Carrols Holdings Corporation, as
                      "Borrower" and Heller Financial, Inc.,
                      as "Lender" dated March 11, 1994

10.8                  Carrols Holdings Corporation 1993       The Company's 1993 Annual Report on Form
                      Employee Stock Option and Award Plan    10-K

10.9                  Third Amendment to Third Amended and    Exhibit 10.9 to the Company's 1994 Annual
                      Restated Loan and Security Agreement    Report on Form 10-K
                      among Carrols Holdings Corporation,
                      Carrols Corporation and Heller
                      Financial, Inc., dated May 2, 1994

10.10                 Fourth Amendment to Third Amended and   Exhibit 10.10 to the Company's 1994 Annual
                      Restated Loan and Security Agreement    Report on Form 10-K
                      among Carrols Holdings Corporation,
                      Carrols Corporation and Heller
                      Financial, Inc., dated December 20,
                      1994

10.11                 Supply Agreement between ProSource      Exhibit 10.11 to the Company's 1994 Annual
                      Services Corporation and Carrols        Report on Form 10-K
                      Corporation dated April 1, 1994

                                                                   INCORPORATION BY REFERENCE TO THE
                                                                FOLLOWING INSTRUMENTS PREVIOUSLY FILED
                                                                   WITH THE SECURITIES AND EXCHANGE
   EXHIBIT NUMBER                                                             COMMISSION
                                    DESCRIPTION
10.12                 Taco Cabana Restaurants Development     Exhibit 10.12 of the Company's 1994 Annual
                      Agreement dated June 30, 1994 between   Report on Form 10-K
                      T.C. Management Inc. and Carrols
                      Corporation

10.13                 Letter Agreement dated September 9,     Exhibit 10.13 to the Company's 1994 Annual
                      1994 amending the Taco Cabana           Report on Form 10-K
                      Restaurants Development Agreement dated
                      June 30, 1994

10.14                 Pollo Tropical Area Development         Exhibit 10.14 to the Company's 1994 Annual
                      Agreement dated January 1, 1995 between Report on Form 10-K
                      Pollo Franchise, Inc. and Carrols
                      Corporation

10.15                 Option Agreement for Toronto dated      Exhibit 10.15 to the Company's 1994 Annual
                      January 1, 1995 between Pollo           Report on Form 10-K
                      Franchise, Inc. and Carrols Corporation

10.16                 Option Agreement for Michigan dated     Exhibit 10.16 to the Company's 1994 Annual
                      January 1, 1995 between Pollo           Report on Form 10-K
                      Franchise, Inc. and Carrols Corporation

10.17                 Employment Agreement dated January 1,   Exhibit 10.17 to the Company's 1994 Annual
                      1995 between Carrols Corporation and    Report on Form 10-K
                      Daniel T. Accordino

10.18                 Employment Agreement dated January 1,   Exhibit 10.18 to the Company's 1994 Annual
                      1995 between Carrols Corporation and    Report on Form 10-K
                      Alan Vituli

10.19                 1994 Regional Directors Bonus Plan      Exhibit 10.19 to the Company's 1994 Annual
                                                              Report on Form 10-K

10.20                 1994 Directors Stock Option Plan        Exhibit 10.20 to the Company's 1994 Annual
                                                              Report on Form 10-K

                                                                   INCORPORATION BY REFERENCE TO THE
                                                                FOLLOWING INSTRUMENTS PREVIOUSLY FILED
                                                                   WITH THE SECURITIES AND EXCHANGE
   EXHIBIT NUMBER                                                             COMMISSION
                                    DESCRIPTION
10.21                 Carrols Corporation Corporate           Exhibit 10.21 to the Company's 1994 Annual
                      Employee's Savings Plan dated December  Report on Form 10-K
                      31, 1994

10.22                 Escrow Agreement dated March 6, 1996,   Exhibit 2.3 to the Company's Current
                      by and among Atlantic Restaurants,      Report on Form 8-K dated March 21, 1996
                      Inc., Bahrain International Bank
                      (E.C.), Carrols Holdings Corporation,
                      Carrols Corporation, certain selling
                      shareholders and Baer Marks & Upham
                      L.L.P.

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

           (d)  REPORTS ON FORM 8-K

                No current reports on Form 8-K were filed during the Company's fiscal quarter ended December 31, 1995.

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



      SIGNATURE                                       TITLE                   DATE

/s/Alan Vituli                       Director, Chairman and Chief       April 1,1996
(Alan Vituli)                        Executive Officer

/s/Daniel T. Accordino               Director, President and Chief      April 1,1996
(Daniel T. Accordino)                Operating Officer

/s/ Richard V. Cross                 Director, Executive Vice           April 1,1996
(Richard V. Cross)                   President  - Finance, and Treasurer
                                    (Principal Financial  &  Accounting
                                     Officer)

/s/ Franklin Glasgall                Director                           April 1,1996
(Franklin Glasgall)

/s/ M. Bruce Adelberg                Director                           April 1,1996
(M. Bruce Adelberg)

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










                                                    COOPERS & LYBRAND L.L.P.



Syracuse, New York
March 1, 1996, except for the subsequent event discussed in Note 7, as to which the date is March 6, 1996

                     CARROLS CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                          DECEMBER 31, 1995 AND 1994
                                  ___________




                              ASSETS                                                       1995                          1994
Current assets:
  Cash and cash equivalents                                                             $ 1,463,000                     $ 1,710,000
  Trade and other receivables net of
   reserves of $419,000 and $424,000
   for 1995 and 1994, respectively                                                          688,000                         532,000
   Inventories                                                                            2,292,000                       2,254,000
   Prepaid real estate taxes                                                                664,000                         714,000
   Deferred income taxes                                                                  3,641,000
  Prepaid expenses and other current assets                                                 830,000                       760,000

      Total current assets                                                                9,578,000                       5,970,000

Property and equipment, at cost:
  Land                                                                                    6,888,000                       6,543,000
  Buildings and improvements                                                             15,049,000                      14,260,000
  Leasehold improvements                                                                 36,260,000                      34,854,000
  Equipment                                                                              42,361,000                      40,141,000
  Capital leases                                                                         15,352,000                      15,558,000

                                                                                        115,910,000                     111,356,000
Less accummulated depreciation
   and amortization                                                                     (59,631,000)                    (53,969,000)

      Net property and equipment                                                         56,279,000                      57,387,000

Franchise rights, at cost (less accumulated
  amortization of $19,648,000 and
  $17,548,000 for 1995 and 1994,
  respectively)                                                                          44,582,000                      46,042,000

Beneficial leases, at cost (less accumulated
  amortization of $7,655,000 and
  $7,433,000 for 1995 and 1994, respectively)                                             7,705,000                       8,405,000

Excess of cost over fair value of assets
  acquired (less accumulated amortization
  of $520,000 and $462,000 for 1995 and
  1994, respectively)                                                                     1,791,000                       1,849,000

Deferred income taxes                                                                     6,420,000

Other assets                                                                              8,709,000                       5,666,000

                                                                                       $135,064,000                    $125,319,000





The accompanying notes are an integral part of the financial statements.

                     CARROLS CORPORATION AND SUBSIDIARIES

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


Commitments and contingencies

Stockholder's deficit:
  Common stock, par value $1; authorized
    1,000 shares, issued and outstanding -
    10 shares                                                                                    10                              10
  Additional paid-in capital                                                                840,990                       1,474,990
  Accumulated deficit                                                                   (13,757,000)                    (28,683,000)

        Total stockholder's deficit                                                     (12,916,000)                    (27,208,00)

                                                                                       $135,064,000                   $125,319,000










The accompanying notes are an integral part of the financial statements.

                     CARROLS CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                 YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993
                                  ___________




                                                            1995                       1994                        1993
                                                         (52 WEEKS)                 (52 WEEKS)                  (52 WEEKS)
Revenues:
  Sales                                               $226,257,000               $203,927,000                $171,137,000
  Other income                                             201,000                    327,000                     497,000

                                                       226,458,000                204,254,000                 171,634,000
Costs and expenses:
  Cost of sales                                         63,629,000                 57,847,000                  48,502,000
  Restaurant wages and related expenses                 65,932,000                 59,934,000                  51,739,000
  Other restaurant operating expenses                   45,635,000                 42,390,000                  35,192,000
  Depreciation and amortization                         11,263,000                 11,259,000                  12,143,000
  Administrative expenses                               10,635,000                  9,449,000                   8,031,000
  Advertising expense                                    9,764,000                  8,785,000                   7,930,000
  Interest expense                                      14,500,000                 14,456,000                  12,505,000
  Loss on closing restaurants and other                      _                      1,800,000                          _

                                                       221,358,000                205,920,000                 176,042,000
    Income (loss) before taxes and
      extraordinary item                                 5,100,000                 (1,666,000)                 (4,408,000)

(Provision) benefit for taxes                            9,826,000                   (165,000)

    Income (loss) before extraordinary
      item                                              14,926,000                 (1,831,000)                 (4,408,000)

Extraordinary loss on extinguishment
  of debt                                                                                                      (4,883,000)

    NET INCOME (LOSS)                                   14,926,000                 (1,831,000)                 (9,291,000)

Accumulated deficit, beginning of year                 (28,683,000)               (26,852,000)                (17,561,000)

    ACCUMULATED DEFICIT, END OF YEAR                  $(13,757,000)              $(28,683,000)               $(26,852,000)












The accompanying notes are an integral part of the financial statements.

                     CARROLS CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                  YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993
                                  ___________

                Increase (Decrease) in Cash and Cash Equivalents




                                                               1995                       1994                       1993
                                                            (52 WEEKS)                 (52 WEEKS)                 (52 WEEKS)
Cash flows from operating activities:
  Net income (loss)                                  $14,926,000                $(1,831,000)                $(9,291,000)
    Adjustments to reconcile net loss
    to net cash provided by operating
    activities:
    Depreciation and amortization                     11,263,000                 11,259,000                  12,143,000
      Non-cash charges included in
        extraordinary loss                                                                                    2,245,000
      Non-cash charges included
        in loss on closing restaurants
        and other                                                                 1,800,000
      Deferred income taxes                          (10,061,000)
      Change in operating assets and
        liabilities:
          Trade and other receivables                   (156,000)                   100,000                    (278,000)
          Inventories                                    (38,000)                  (203,000)                   (147,000)
          Prepaid expenses and other
            current assets                               (45,000)                  (256,000)                   (568,000)
          Other assets                                   (80,000)                  (494,000)                    424,000
          Accounts payable                             1,363,000                  1,209,000                     963,000
          Accrued interest                               (90,000)                    35,000                   4,006,000
          Accrued liabilities and
            other                                       (461,000)                 2,781,000                     211,000

              Cash provided by operating
                activities                            16,621,000                 14,400,000                   9,708,000

Cash flows from investing activities:
  Capital expenditures:
    Property and equipment                            (4,846,000)                (4,509,000)                 (2,303,000)
    Construction of new restaurants                   (2,607,000)                (1,357,000)                 (1,411,000)
    Acquisition of restaurants                          (516,000)               (11,615,000)                (10,464,000)
    Franchise fees and renewals                         (569,000)                  (158,000)                   (149,000)
  Notes and mortgages issued                          (2,503,000)                                              (613,000)
  Payments received on notes, mortgages
    and capital subleases receivable                      32,000                    112,000                      82,000
  Disposal of property, equipment
    and franchise rights                                  17,000                    569,000                     842,000
  Other Investments                                   (1,295,000)

              Net cash used for
                investing activities                 (12,287,000)               (16,958,000)                (14,016,000)



The accompanying notes are an integral part of the financial statements.

                                   Continued

                     CARROLS CORPORATION AND SUBSIDIARIES

                 YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993
                                  ___________

               Increase (Decrease) in Cash and Cash Equivalents



                                                      1995                                 1994                      1993
                                                      (52 WEEKS)                        (52 WEEKS)                (52 WEEKS)
Cash flows from financing activities:
  Proceeds from long-term debt                        $ 4,376,000                $  6,800,000              $ 119,629,000
  Principal payments on long-term debt                 (7,181,000)                   (267,000)                (4,187,000)
  Retirement of long-term debt                                                        (75,000)              (104,090,000)
  Purchase of senior notes                             (1,387,000)
  Proceeds from sale-leaseback transaction                861,000                     672,000
  Dividends paid                                         (636,000)                 (3,473,000)                (2,241,000)
  Principal payments on capital leases                   (616,000)                   (561,000)                  (564,000)
  Exercise of employee stock options                        2,000
  Payment of other liability                                                                                  (4,256,000)

    Net cash provided by (used for)
     financing activities                              (4,581,000)                  3,096,000                  4,291,000

    Increase (decrease) in cash
       and cash equivalents                              (247,000)                    538,000                    (17,000)

Cash and cash equivalents,
  beginning of year                                     1,710,000                   1,172,000                  1,189,000

    CASH AND CASH EQUIVALENTS,
      END OF YEAR                                     $ 1,463,000                $  1,710,000              $   1,172,000

Supplemental disclosures:
  Interest paid on debt                               $14,590,000                $ 14,421,000              $   8,499,000
  Taxes paid                                          $   153,000                $    126,000












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

Minimum rent commitments under noncancelable leases as of December 31, 1995, are as follows:

                                                                        CAPITAL                       OPERATING
Years Ending:
  1996                                                               $ 1,088,000                   $  9,165,000
  1997                                                                   980,000                      9,000,000
  1998                                                                   805,000                      8,454,000
  1999                                                                   588,000                      7,869,000
  2000                                                                   527,000                      7,684,000
  2001 and thereafter                                                  2,434,000                     61,287,000
Total minimum lease payments                                           6,422,000                   $103,459,000
  Less amount representing interest (7.7% to 16.6%)                    2,477,000

Total obligations under capital leases                                 3,945,000
  Less current portion                                                   644,000

Long term obligations under capital leases                           $ 3,301,000

                     CARROLS CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  ___________



4. LEASES (CONTINUED)

Total rent expense on operating leases, including percentage rent on both operating and capital leases, for the years ended December 31, was as follows:

                                                   1995                        1994                         1993
Minimum rent on real property                  $ 11,108,000               $ 10,147,000                 $  8,627,000
Additional rent based on a
  percentage of sales                             2,548,000                  1,917,000                    1,290,000
Equipment rent                                      164,000                    109,000                       69,000
                                               $ 13,820,000               $ 12,173,000                 $  9,986,000

5.  LONG-TERM DEBT

Long-term debt at December 31 consisted of:

                                                           1995                                   1994
Collateralized:
  Revolving line of credit                            $  1,700,000                           $8,622,000
  Acquisition loan                                       5,000,000                              650,000
  Industrial Development Revenue bonds                     596,000                              846,000
  Other notes payable with
   interest rates to 10%                                   837,000                              820,000
Unsecured:
  Senior notes                                         108,500,000                          110,000,000

                                                       116,633,000                          120,938,000
Less current portion                                       258,000                              258,000

                                                      $116,375,000                         $120,680,000

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


The Company has net operating loss and alternative minimum tax ("AMT") credit carryforwards for income tax purposes of approximately $31.1 million and $35,000, respectively. The net operating loss carryforwards expire in varying amounts beginning 2003 through 2009. Realization of the deferred income tax assets relating to the net operating loss and AMT credit carryforwards is dependent on generating sufficient taxable income prior to the expiration of the loss carryforwards. Based upon the increase in the number of restaurants operated by the Company and the favorable results of operations, management believes it is more likely than not that the Company will generate sufficient future taxable income to fully realize the benefit of the net operating loss carryforwards and existing temporary differences, although there can be no assurance of this. Accordingly, during 1995 the previously provided valuation allowance has been eliminated and the net deferred tax asset has been recognized as a deferred income tax benefit.

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

Holders of the Preferred Stock are entitled to cumulative dividends payable quarterly at the rate of 10% per annum. In the event that Holdings fails to pay four consecutive quarterly dividends on the Class A preferred stock, the subsequent dividend rate increases to 11.5%; if eight consecutive quarterly dividends are missed, the rate increases to 13% per annum until such dividends are paid. Dividends on the Class B preferred stock cannot be declared or paid if there are any Class A preferred stock dividends in arrears. Because of certain restrictive covenants in the Company's loan agreements, at December 31, 1995, dividends have not been paid for the last two quarters which aggregate $405,000.

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

The consummation of the transaction contemplated by the Agreement will constitute a "change of control" under the Indenture governing the Senior Notes Due 2003 ("Notes"). Accordingly, each holder of the Notes will have the right to require the Company to repurchase all or any part of such holder's Notes at a repurchase price in cash equal to 101% of the principal amount of the Notes being repurchased plus accrued and unpaid interest, if any, within a 30-60 day period, as determined by the Company. The Company does not anticipate a significant number of Note holders to exercise their rights, based on current market conditions. However, to the extent holders exercise their rights, the Company expects to finance the aggregate repurchase amount through borrowings under the revolving line of credit portion of its Senior Secured Credit Facility, and/or , through additional debt financing on a pari passu basis with the Notes.

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

                     CARROLS CORPORATION AND SUBSIDIARIES
                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                 YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993
                                  ___________



                 COL. A                           COL. B                  COL. C                  COL. D                COL E
                                                                         Additions
                                                Balance at              Charged to                                   Balance at
                                                 Beginning               Costs and                                       End
               DECRIPTION                        OF PERIOD               EXPENSES               DEDUCTIONS            OF PERIOD
Year ended December 31, 1995:
 Accumulated depreciation of property
and equipment                             $  53,969,000          $  7,594,000             $(1,932,000)(d)        $59,631,000
 Accumulated amortization of
  franchise rights                           17,548,000             2,512,000               (412,000)(a)          19,648,000
 Accumulated amortization of
  beneficial leases                           7,433,000               721,000                (499,000)(a)          7,655,000
 Accumulated amortization of excess cost
over fair value of assets                       462,000                58,000                                        520,000
 Reserve for doubtful trade accounts
receivable                                      424,000                12,000                 (17,000)(b)            419,000
 Other reserves (c)                             542,000               388,000                (142,000)(b)            788,000
Year ended December 31,1994:
 Accumulated depreciation of property
and equipment                                47,254,000             7,404,000                (689,000)(d)         53,969,000
 Accumulated amortization of
  franchise rights                           15,146,000             2,402,000                                     17,548,000
 Accumulated amortization of
  beneficial leases                           6,921,000               785,000                (273,000)(a)          7,433,000
 Accumulated amortization of excess cost
over fair value of assets                       404,000                58,000                                         462,000
 Reserve for doubtful trade accounts
receivable                                      563,000                 2,000                (141,000)(b)             424,000
 Other reserves (c)                             521,000                21,000                                         542,000
Year ended December 31, 1993:
 Accumulated depreciation of property and
equipment                                    40,686,000             7,840,000              (1,272,000)(d)         47,254,000
 Accumulated amortization of
  franchise rights                           13,364,000             2,513,000                (731,000)(a)         15,146,000
 Accumulated amortization of
  beneficial leases                           5,962,000             1,189,000                (230,000)(a)          6,921,000
 Accumulated amortization of excess cost
over fair value of assets                       347,000                57,000                                        404,000
 Reserve for doubtful trade accounts
receivable                                      616,000                                       (53,000)(b)            563,000
 Other reserves (c)                             292,000               229,000                                        521,000



(a) Represents reduction of accumulated amortization due to sale or disposition of restaurants.
(b) Represents write-offs of accounts.
(c) Included principally in other assets
(d) Represents retirements of fixed assets.