Form 10-Q
period 1996-03-31
CARROLS CORP
filed 1996-05-15
CIK 17927

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549




                                   FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


For the three months ended                       Commission File Number
      MARCH 31, 1996                                   1-6553

                              CARROLS CORPORATION
            (Exact name of registrant as specified in its charter)


           DELAWARE                                     16-0958146
(State or other jurisdiction of                      (I.R.S. Employer
 incorporation or organization)                   Identification Number)


       968 JAMES STREET
       SYRACUSE, NEW YORK                                 13203
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


             Yes   X                    No


Common stock, par value $1.00, outstanding at May 15, 1996

                         10 SHARES

                        PART 1 - FINANCIAL INFORMATION

                     CARROLS CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                     MARCH 31, 1996 AND DECEMBER 31, 1995
                              ___________________



                          ASSETS                                      March 31,                 December 31,
                                                                        1996                     _  1995   _
Current assets:
  Cash and cash equivalents                                 $  1,823,000                 $  1,463,000
  Trade and other receivables                                    234,000
                                                                                         688,000
  Inventories                                                  2,135,000
                                                                                         2,292,000
  Prepaid real estate taxes                                      825,000
                                                                                         664,000
  Deferred income taxes                                        3,856,000
                                                                                         3,641,000
  Prepaid expenses and other current assets                      669,000
                                                                                         830,000

                                                                                         459,000
       Total current assets                                    9,542,000
                                                                                         9,578,000
                                                                                         5,339,000
Property and equipment, at cost:
  Land                                                         6,929,000
                                                                                         6,888,000
                                                                                         6,543,000
  Buildings and improvements                                  14,051,000
                                                                                         15,049,000
  Leasehold improvements                                      36,289,000
                                                                                         36,132,000
                                                                                         34,813,000
  Equipment                                                   43,383,000
                                                                                         42,361,000
                                                                                         40,141,000
  Capital leases                                              14,893,000
                                                                                         15,352,000
                                                                                         15,558,000
  Construction in progress                                       694,000
                                                                                         128,000

                                                                                         41,000
                                                             116,239,000
                                                                                         115,910,000
                                                                                         111,356,000
  Less accumulated depreciation
    and amortization                                         (60,833,000)
                                                                                         (59,631,000)
                                                                                         (53,969,000)
       Net property and equipment                             55,406,000
                                                                                         56,279,000
Franchise rights, at cost (less accumulated    amortization
of $20,281,000 at March 31,      1996 and $19,648,000 at
December 31, 1995).                                           43,964,000                  44,582,000
Beneficial leases, at cost (less accumulated   amortization
of $7,601,000 at March 31,       1996 and $7,655,000 at
December 31, 1995).                                            7,542,000                   7,705,000
Excess of cost over fair value of assets       acquired
(less accumulated amortization of
 $534,000 at March 31, 1996 and $520,000 at    December 31,
1995).                                                         1,777,000
                                                                                         1,791,000
Deferred income taxes                                          6,420,000                   6,420,000
Other assets                                                   7,335,000
                                                                                         8,709,000
                                                            $131,986,000
                     $135,064,000






                     CARROLS CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (CONT'D)
                     MARCH 31, 1996 AND DECEMBER 31, 1995
                              ___________________




LIABILITIES AND STOCKHOLDER'S (DEFICIT)
                                                                        March 31,                December 31,
                                                                         1996                       1995
Current liabilities:
  Current portion of long-term debt                             $   258,000                $   258,000
  Current portion of capital lease obligations                      588,000                    644,000
  Accounts payable                                                8,892,000                  8,909,000
  Accrued liabilities:
    Payroll and employee benefits                                 2,847,000                  4,000,000
    Taxes - income and other                                      1,314,000                  1,426,000
    Other                                                         2,562,000                  3,134,000
    Interest                                                      1,692,000                  4,809,000
        Total current liabilities                                18,153,000                 23,180,000
Long-term debt, net of current portion                          119,020,000                116,375,000
Capital lease obligations,
  net of current portion                                          3,171,000                  3,301,000
Deferred income - sale/leaseback of real
  estate                                                          2,067,000                  1,773,000
Accrued postretirement benefits                                   1,441,000                  1,424,000
Other liabilities                                                 1,889,000                  1,927,000
        Total liabilities                                       145,741,000                147,980,000
Stockholder's (deficit):
  Common stock, par value $1; authorized 1,000     shares,
issued and outstanding 10 shares                                         10                           10
  Additional paid-in capital                                        429,990                    840,990
  Accumulated deficit                                          (14,185,000)               (13,757,000)
    Total stockholder's (deficit)                              (13,755,000)               (12,916,000)
                                                               $131,986,000               $135,064,000

                     CARROLS CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                  THREE MONTHS ENDED MARCH 31, 1996 AND 1995







                                                                 March 31,                  March 31,
                                                                   1996   _                   1995   _
                                                                (13 weeks)                 (13 weeks)
Revenues:
  Sales                                                    $ 54,362,000          $  51,426,000
  Other income                                                   49,000                    35,000
                                                             54,411,000             51,461,000
Costs and expenses:
  Cost of sales                                              15,556,000             14,809,000
  Restaurant wages & related expenses                        16,603,000             15,818,000
  Other restaurant operating expenses                        11,675,000             10,699,000
  Depreciation and amortization                               2,663,000              2,750,000
  Administrative expenses                                     2,476,000              2,528,000
  Advertising expense                                         2,432,000              2,175,000
  Interest expense                                            3,549,000              3,656,000
                                                             54,954,000             52,435,000
  Loss before taxes                                           (543,000)              (974,000)
(Provision) benefit for taxes                                   115,000            _  (50,000)
  NET LOSS                                                $   (428,000)         $  (1,024,000)

                     CARROLS CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                  THREE MONTHS ENDED MARCH 31, 1996 AND 1995


               Increase (Decrease) in Cash and Cash Equivalents


                                                                       March 31,                  March 31,
                                                                         1996                       1995
                                                                       (13 weeks)                (13 weeks)
Cash flows from operating activities:
  Net income (loss)                                             $  (428,000)            $(1,024,000)
  Adjustments to reconcile net loss
   to cash provided by operating activities:
     Depreciation and amortization                                 2,663,000               2,750,000
     Deferred income taxes                                         (215,000)
     Change in assets and liabilities:
       Trade and other receivables                                   454,000                 135,000
       Inventories                                                   160,000                 155,000
       Prepaid expenses and other current assets                      17,000               (214,000)
       Other assets                                                 (35,000)               (110,000)
       Accounts payable                                             (17,000)             (3,023,000)
       Accrued interest                                          (3,117,000)             (3,097,000)
       Accrued taxes - income and other                            (112,000)                  59,000
       Accrued payroll and employee benefits                     (1,153,000)               (725,000)
       Other accrued liabilities                                   (572,000)               (768,000)
       Other                                                        (57,000)               (251,000)
   Cash used by operating activities                             (2,412,000)             (6,113,000)
Cash flows from investing activities:
  Capital expenditures:
    Property and equipment                                       (2,060,000)             (1,046,000)
    Construction of new restaurants                                (183,000)                (54,000)
    Acquisition of restaurants                                      (17,000)
    Franchise rights                                                 (5,000)                (40,000)
  Payments received on notes, and mortgages                            9,000                   8,000
  Other investments                                                1,295,000
    Net cash used for investing activities                      $  (961,000)
                                                                                         $(1,132,000)

                     CARROLS CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONT'D)
                  THREE MONTHS ENDED MARCH 31, 1996 AND 1995


               Increase (Decrease) in Cash and Cash Equivalents


                                                                       March 31,                  March 31,
                                                                         1996  _                    1995  _
                                                                      (13 weeks)                 (13 weeks)
Cash flows from financing activities:
  Proceeds from long-term debt                                   $2,707,000               $9,314,000
  Principal payments on long-term debt                             (64,000)                   (65,000)
  Principal payments on capital leases                            (158,000)                  (149,000)
  Purchase of senior notes                                                                 (1,387,000)
  Proceeds from sale-leaseback transactions                       1,659,000                    872,000
  Dividends paid                                                  (411,000)                  (200,000)
     Net cash provided by
       financing activities                                       3,733,000                  8,385,000
     Increase in cash
       and cash equivalents                                         360,000                  1,140,000
Cash and cash equivalents,
  beginning of period                                             1,463,000                  1,710,000
    CASH AND CASH EQUIVALENTS,
      END OF PERIOD                                              $1,823,000                 $2,850,000
Supplemental disclosures:
  Interest paid on debt                                          $6,666,000                 $6,753,000
  Taxes paid                                                     $   47,000                 $   41,000

                     CARROLS CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS




     1. In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of normal and recurring accruals) necessary to present fairly the Company's financial position as of March 31, 1996 and December 31, 1995, the results of operations for the three months ended March 31, 1996 and 1995 and cash flows for the three months ended March 31, 1996 and 1995. These financial statements should be read in conjunction with the Company's annual report on Form 10-K for the period ended December 31, 1995 and the Form 8-K filed on April 10, 1996.


     2. The results of operations for the three months ended March 31, 1996 and 1995, are not necessarily indicative of the results to be expected for the full year.


     3.    Inventories at March 31, 1996 and December 31, 1995, consisted of:

                                                    March  31,              December 31,
                                                      1996                      1995   _
         Raw materials (food and
             paper products)                 $1,213,000               $1,458,000
         Supplies                               922,000                  834,000
                                             $2,135,000               $2,292,000


     4.    The income tax (provision) benefit was comprised of the following:


                                                    March  31,               March  31,
                                                       1996                     1995
         Current                           $  (100,000)            $    (50,000)
         Deferred                               215,000
                                            $   115,000            $    (50,000)

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS
                           ________________________

RESULTS OF OPERATIONS


     SALES. Sales for the three months ended March 31, 1996 increased $2.9 million, or 5.7%, as compared to the three months ended March 31, 1995. The Company operated an average of 219 Burger King restaurants for the first quarter of 1996 as compared to 217 for 1995. Average restaurant unit sales increased 4.8% when comparing 1996 to 1995. Sales at comparable restaurants, the 211 units operating for the entirety of the compared periods, increased $2.0 million, or 3.9%. Net restaurant selling prices remained relatively stable for the compared periods of 1996 and 1995.

     COST OF SALES. Cost of sales (food and paper costs) for the three months ended March 31, 1996 increased in dollars due to higher sales. Cost of sales as a percentage of sales decreased 0.2% from 1995 to 1996 primarily due to decreases in some commodity costs, especially beef, partially offset by increases in other commodity costs.

     RESTAURANT WAGES AND RELATED EXPENSES. Restaurant wages and related expenses decreased from 30.8% of sales to 30.5% of sales when comparing the three months ended March 31, 1995 to 1996. The effect of lower workers' compensation costs, partially offset by increased wage rates was the primary reason for the decrease.

     OTHER RESTAURANT OPERATING EXPENSES. Other restaurant operating expenses increased in dollars due to higher sales and more restaurants and increased as a percentage of sales from 20.8% in 1995 to 21.5% in 1996 as a result of increased operating costs, mainly snowplowing, associated with the harsh weather conditions in the Northeast during the winter of 1996 as compared to the milder winter of 1995.

     DEPRECIATION AND AMORTIZATION. Depreciation and amortization remained relatively equal to the three months ended March 31, 1995. Additional depreciation and amortization from new and acquired restaurants were offset by assets becoming fully depreciated.

     ADMINISTRATIVE  EXPENSES.   The reduction in administrative expenses  from
1995 to 1996 was due mainly to the elimination of costs incurred in 1995 related to the future expansion of new restaurant concepts.

     ADVERTISING EXPENSE. An increase in advertising payments to Burger King Corporation of $0.1 million (based on sales levels)and additional promotional activities of $0.1 million were the principal causes of the increase in advertising expense when comparing 1996 to 1995.

     INTEREST EXPENSE.   A reduction in average loan balances from 1995 to 1996
was the principal cause for the reduction in interest expense of $0.1 million.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS
                           ________________________


     (PROVISION) BENEFIT FOR TAXES. The income tax benefit reflected during the three months ended March 31, 1996 resulted from the losses generated during the period which are expected to be offset by income in subsequent periods. Prior to September of 1995, a valuation allowance was carried against such deferred income tax assets, but was eliminated after a review of current and expected future pre-tax earnings led to the conclusion that it is more likely than not that the Company would realize the entire benefit of the net deferred income tax asset.


LIQUIDITY AND CAPITAL RESOURCES

     The operating activities of the Company used $2.4 million of cash for the three months ended March 31, 1996 which included $6.3 million for the semi-annual payment of accrued interest on the Company's 11-1/2% Senior Notes (the "Senior Notes"). Capital spending for property, equipment and franchise rights was $2.3 million which included the construction of one new restaurant, the remodeling of several existing restaurants and capital maintenance projects. Dividends of $0.4 million were paid to Carrols Holdings Corporation ("Holdings") for the payment by Holdings of two quarterly dividends on the preferred stock of Holdings that were in arrears.

     During the three months ended March 31, 1996, $2.7 million was drawn down under the Company's revolving line of credit. Net proceeds of $1.7 million were received from the sale and leaseback of three properties during the period.

     At March 31, 1996 the Company had $19.2 million available under its Senior Secured Credit Facility after reserving $1.4 million for a letter of credit guaranteed under the Senior Secured Credit Facility. While interest is accrued monthly, payments of approximately $6.2 million for interest on the Senior Notes are made each February 15th and August 15th thus creating semi-annual cash needs. The Company believes that future cash flow from operations together with funds available under the Senior Secured Credit Facility will be sufficient to meet all interest and principal payments under its indebtedness, fund the maintenance of property and equipment, fund restaurant remodeling required under the Franchise Agreements and meet required payments in respect of Holdings' Preferred Stock (subject to the terms of the Senior Note indenture and the Senior Secured Credit Facility) for at least the next twelve months. The balance will provide funds for future acquisitions.

     The Senior Note indenture imposes limitations on certain payments, which include dividends. Such limitations do not permit payment of the dividend on Holdings preferred stock due as of March 31, 1996 until the amount available for such restricted payments is restored through either earnings or new capital investment. The effect of the failure to pay dividends on a current basis is that the normal dividend rate increases
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS
                           ________________________


LIQUIDITY AND CAPITAL RESOURCES - continued

from 10% to a potential maximum rate of 14% until the dividends are current.

     Consummation of the transaction described in Item 1 of the Company's current report on Form 8-K filed April 10, 1996 constituted a "change of control" under the indenture governing the Company's Senior Notes. Accordingly, each holder of Senior Notes had the right to require the Company (which right terminated on May 6, 1996) to repurchase all or any part of such holder's Senior Notes at a repurchase price in cash equal to 101% of the principal amount of the Senior Notes being repurchased (plus accrued and unpaid interest, if any). Holders of $838,000 principal amount of Senior Notes elected to have their notes repurchased.


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

     None

Item 3.  Default Upon Senior Securities

     None

Item 4.  Submission of Matters to a Vote of Security Holders

     None

Item 5.  Other Information

     Holders of $838,000 principal amount of Senior Notes elected to have their notes repurchased pursuant to the Senior Note indenture.

Item 6.  Exhibits and Reports on Form 8-K

     (a)   No exhibits on Form 8-K are filed with this report

     (b) During the quarter ended March 31, 1996, the Company filed a current report on Form 8-K dated March 21, 1996 reporting Item 5, "Other Events". The Company reported entering into agreements with Atlantic Restaurants, Inc. that, upon consummation, would lead to a "change of control" of the Company and Holdings pursuant to the Senior Note indenture.

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

                                            CARROLS CORPORATION
                                            968 James Street
                                            Syracuse, New York 13203
                                            (Registrant)


May 15, 1996                                (ALAN VITULI)
Date                                        (Signature)
                                            Alan Vituli
                                            Chairman and Chief
                                            Executive Officer




May 15, 1996                                (RICHARD V. CROSS)
Date                                        (Signature)
                                            Richard V. Cross
                                            Executive Vice President -
                                            Finance and Treasurer

                                 EXHIBIT INDEX

Number                Description

  27                  Financial Data Schedule