Form 10-Q
period 1996-09-30
CARROLS CORP
filed 1996-11-14
CIK 17927

SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549


                                FORM 10-Q


               QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934


For the nine months ended                  Commission File Number
   SEPTEMBER 30, 1996                                1-6553

                           CARROLS CORPORATION
         (Exact name of registrant as specified in its charter)


       DELAWARE                                16-0958146
(State or other jurisdiction of             (I.R.S. Employer
 incorporation or organization)           Identification Number)


   968 JAMES STREET
  SYRACUSE, NEW YORK                             13203
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


             Yes   X                    No


Common stock, par value $1.00, outstanding at November 14, 1996

                         10 SHARES

                        PART 1 - FINANCIAL INFORMATION

                     CARROLS CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                   SEPTEMBER 30, 1996 AND DECEMBER 31, 1995



                           ASSETS                                          September 30,                   December 31,
                                                                               1996                          1995
Current assets:
  Cash and cash equivalents                                                   $  1,457,000                 $  1,463,000
  Trade and other receivables                                                      510,000
                       688,000
  Inventories                                                                    2,306,000
                       2,292,000
  Prepaid real estate taxes                                                        827,000
                       664,000
  Deferred income taxes                                                        3,399,000
                       3,641.000
  Prepaid expenses and other current assets                                      876,000
                                                                                                              830,000
        Total current assets                                                     9,375,000
                       9,578,000
Property and equipment, at cost:
  Land                                                                           8,254,000
                       6,888,000
  Buildings and improvements                                                    14,465,000
                       15,049,000
  Leasehold improvements                                                        37,787,000
                       36,132,000
  Equipment                                                                     45,325,000
                       42,361,000
  Capital leases                                                                14,893,000
                       15,352,000
  Construction in progress                                                       943,000
                                                                                                              128,000
                                                                               121,667,000
                       115,910,000
  Less accumulated depreciation
    and amortization                                                          (61,962,000)
                       (59,631,000)
      Net property and equipment                                                59,705,000
                       56,279,000
Franchise rights, at cost (less accumulated      amortization
of $21,246,000 at September 30,   1996 and $19,648,000 at
December 31, 1995).                                                             46,698,000
                                                                                                             44,582,000
Beneficial leases, at cost (less
  accumulated amortization of $7,921,000 at      September
30, 1996 and $7,655,000 at
  December 31, 1995).                                                            7,223,000
                       7,705,000
Excess of cost over fair value of assets         acquired
(less accumulated amortization of
  $563,000 at September 30, 1996 and $520,000    at December
31, 1995).                                                                       1,748,000
                       1,791,000
Deferred income taxes                                                            6,621,000
                       6,420,000
Other assets                                                                   8,355,000
                                                                                                            8,709,000
                                                                           $ 139,725,000
                       $135,064,000

                     CARROLS CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (CONT'D)
                   SEPTEMBER 30, 1996 AND DECEMBER 31, 1995






LIABILITIES AND STOCKHOLDER'S (DEFICIT)                                        September 30,                 December 31,
                                                                                   1996                           1995
Current liabilities:
  Current portion of long-term debt                                             $      8,000                 $    258,000
  Current portion of capital lease obligations                                       561,000                      644,000
  Accounts payable                                                                 8,740,000                    8,909,000
  Accrued liabilities:
    Payroll and employee benefits                                                  3,510,000                    4,000,000
    Taxes - income and other                                                       1,373,000                    1,426,000
    Interest                                                                       1,680,000                    4,809,000
    Other                                                                          2,998,000                    3,134,000
        Total current liabilities                                                 18,870,000                   23,180,000
Long-term debt, net of current portion                                           122,699,000                  116,375,000
Capital lease obligations,
  net of current portion                                                           2,893,000                    3,301,000
Deferred income - sale/leaseback of real
  estate                                                                           2,010,000                    1,773,000
Accrued postretirement benefits                                                    1,476,000                    1,424,000
Other liabilities                                                                1,882,000                    1,927,000
        Total liabilities                                                        149,830,000                  147,980,000
Stockholder's (deficit):
  Common stock, par value $1; authorized
    1,000 shares, issued and outstanding -
    10 shares                                                                             10                           10
  Additional paid-in capital                                                                                   1,781,990
                                                                                                                  840,990
  Accumulated deficit                                                                                          (
          (13,757,000)
                                                                                 11,887,000)
    Total stockholder's (deficit)                                                                              (
          (12,916,000)
                                                                                 10,105,000)
                                                                                                               $139,725,000
          $135,064,000

                     CARROLS CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                THREE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995








                                                                               September 30,                September 30,
                                                                                    1996                        1995
                                                                                  (13 weeks)                   (13 weeks)
Revenues:
  Sales                                                                          $62,079,000                  $59,303,000
  Other income                                                                       71,000                      75,000
                                                                                  62,150,000                   59,378,000
Costs and expenses:
  Cost of sales                                                                   17,397,000                   16,291,000
  Restaurant wages & related expenses                                             18,088,000                   16,867,000
  Other restaurant operating expenses                                             12,246,000                   11,835,000
  Depreciation and amortization                                                    2,819,000                    2,882,000
  Administrative expenses                                                          2,532,000                    2,742,000
  Advertising expense                                                              2,749,000                    2,539,000
  Interest expense                                                                 3,584,000                    3,606,000
                                                                                59,415,000                     56,762,000
     Income before taxes                                                           2,735,000                    2,616,000
Provision (benefit) for taxes                                                      1,260,000                 (10,500,000)
     NET INCOME                                                               $  1,475,000                    $13,116,000

                     CARROLS CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                 NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
                            ______________________







                                                                               September 30,                September 30,
                                                                                    1996                        1995
                                                                                  (39 weeks)                   (39 weeks)
Revenues:
  Sales                                                                         $177,638,000 $169,508,000
  Other income                                                                     186,000        149,000
                                                                                 177,824,000  169,657,000
Costs and expenses:
  Cost of sales                                                                   50,333,000   48,026,000
  Restaurant wages & related expenses                                             52,546,000   49,255,000
  Other restaurant operating expenses                                             36,306,000   33,995,000
  Depreciation and amortization                                                    8,178,000    8,373,000
  Administrative expenses                                                          7,704,000    7,895,000
  Advertising expense                                                              7,903,000    7,317,000
  Interest expense                                                                10,635,000   10,929,000
  Costs associated with change of control                                           449,000
                                                                                 174,054,000  165,790,000
     Income before taxes                                                           3,770,000    3,867,000
Provision (benefit) for taxes                                                      1,900,000  (10,400,000)
     NET INCOME                                                                 $  1,870,000 $ 14,267,000

                     CARROLS CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                 NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995


               Increase (Decrease) in Cash and Cash Equivalents


                                                                                September 30, September 30,
                                                                                     1996         1995
                                                                                   (39 weeks)   (39 weeks)
Cash flows from operating activities:
  Net income                                                                      $ 1,870,000                 $14,267,000
  Adjustments to reconcile net income
    to cash provided by operating
    activities:
      Depreciation and amortization                                                 8,178,000                   8,373,000
      Deferred income taxes                                                         1,600,000                (10,550,000)
      Gain on sale of property and equipment                                        (277,000)
      Change in assets and liabilities:
        Trade and other receivables                                                   178,000                      98,000
        Inventories                                                                  (14,000)                     209,000
        Prepaid expenses and other current assets                                   (159,000)                   (184,000)
        Other assets                                                                (574,000)                    (74,000)
        Accounts payable                                                            (169,000)                 (3,116,000)
        Accrued interest                                                          (3,129,000)                 (3,191,000)
        Accrued taxes - income and other                                             (53,000)                   (169,000)
        Accrued payroll and employee benefits                                       (490,000)                   (182,000)
        Other accrued liabilities                                                   (136,000)                 (1,011,000)
        Other                                                                       (116,000)                   (206,000)
      Cash provided by operating activities                                      6,709,000                   4,264,000
Cash flows from investing activities:
  Capital expenditures:
    Property and equipment                                                        (4,958,000)                 (3,561,000)
    Construction of new restaurants                                               (1,981,000)                 (2,095,000)
    Acquisition of restaurants                                                    (8,597,000)                   (525,000)
    Franchise rights                                                                (741,000)                   (301,000)
  Notes and mortgages issued                                                        (749,000)
  Payments received on notes and mortgages
    receivable                                                                         26,000                      24,000
  Proceeds from sale of property and equipment                                      2,338,000                      18,000
  Other investments                                                                 1,295,000                (1,301,000)
      Net cash used for investing activities                                     (13,367,000)                (7,741,000)

                     CARROLS CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONT'D)
                 NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995


               Increase (Decrease) in Cash and Cash Equivalents


                                                                                September 30,                September 30,
                                                                                   1996                          1995
                                                                                   (39 weeks)                   (39 weeks)
Cash flows from financing activities:
  Proceeds from long-term debt                                                    $ 7,514,000                  $ 5,657,000
  Principal payments on long-term debt                                              (152,000)                    (193,000)
  Principal payments on capital leases                                              (463,000)                    (444,000)
  Purchase of senior notes                                                          (838,000)                  (1,387,000)
  Retirement of long-term debt                                                      (450,000)
  Proceeds from sale-leaseback transactions                                         1,659,000                      861,000
  Dividends paid                                                                  (618,000)                     (634,000)
     Net cash provided by
      financing activities                                                       6,652,000                     3,860,000
     Increase (decrease) in cash
      and cash equivalents                                                            (6,000)                      383,000
Cash and cash equivalents,
  beginning of period                                                            1,463,000                     1,710,000
    CASH AND CASH EQUIVALENTS,
      END OF PERIOD                                                              1,457,000                   $ 2,093,000
Supplemental disclosures:
 Interest paid on debt                                                         $13,764,000                     $14,120,000
 Taxes paid                                                                    $   290,000                     $   116,000

                     CARROLS CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS



     1. In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of normal and recurring accruals) necessary to present fairly the Company's financial position as of September 30, 1996 and December 31, 1995, the results of operations for the three and nine months ended September 30, 1996 and 1995 and cash flows for the nine months ended September 30, 1996 and 1995. These financial statements should be read in conjunction with the Company's annual report on Form 10-K for the period ended December 31, 1995 and the Form 8-K filed on April 10, 1996.


     2. The results of operations for the three and nine months ended September 30, 1996 and 1995, are not necessarily indicative of the results to be expected for the full year.


     3.  Inventories at September 30, 1996 and December 31, 1995, consisted of:

                                               September 30,            December 31,
                                                   1996                    1995
   Raw materials (food and
     paper products)                     $1,250,000              $ 1,458,000
   Supplies                                1,056,000                 834,000
                                         $2,306,000              $ 2,292,000


     4.  The income tax provision (benefit) was comprised of the following:


                                               September 30,            December 31,
                                                  1996                     1995
   Current                              $   300,000             $    150,000
   Deferred                              1,600,000              (10,550,000)
                                        $ 1,900,000            $(10,400,000)

     For 1996 the difference between the expected tax provision resulting from application of the federal statutory income tax rate to pre-tax income and the reported income tax provision results principally from state taxes and certain expenses recognized on the statement of operations but not deductible for federal income tax purposes.

     A non-cash tax benefit of $1,559,000 resulting from the disqualifying disposition of incentive stock options associated with the change of control transaction previously reported on Form 8-K was credited directly to paid in capital and increased the deferred income tax asset.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                     OF OPERATIONS AND FINANCIAL CONDITION
                           ________________________



RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1995.

     SALES. Sales for the three months ended September 30, 1996 increased $2.8 million, or 4.7%, as compared to the three months ended September 30, 1995. The Company operated an average of 228 Burger King restaurants for the 1996 quarter which includes the acquisition of seven restaurants in North Carolina and the opening of one new restaurant in Ohio, as compared to an average of 219 for the third quarter of 1995. Average restaurant unit sales increased .7% in the third quarter of 1996 as compared to 1995. Sales at comparable restaurants, the 215 restaurants operating for the entirety of the compared periods, increased $0.2 million, or .4%. Net restaurant selling prices decreased approximately 1.1% from the prior year period due mainly to discount pricing on breakfast value meals.

     COST OF SALES. Cost of sales (food and paper costs) for the three months ended September 30, 1996 increased in dollars due to higher sales and increased as a percentage of sales from 27.5% in 1995 to 28.0% in 1996 primarily as a result of the lower net restaurant selling prices in 1996 as compared to 1995.

     RESTAURANT WAGES AND RELATED EXPENSES. Restaurant wages and related expenses increased from 28.4% of sales to 29.1% of sales when comparing 1995 to 1996 due mainly to increased wage rates, the effect of lower net selling prices and increased group insurance costs.

     OTHER RESTAURANT OPERATING EXPENSES. Other restaurant operating expenses increased in dollars due to higher sales and more restaurants but decreased as a percentage of sales from 20.0% in 1995 to 19.7% in 1996.

     DEPRECIATION AND AMORTIZATION. Depreciation and amortization remained relatively equal to the three months ended September 30, 1995. Additional depreciation and amortization from new and acquired restaurants was offset by assets becoming fully depreciated.

     ADMINISTRATIVE  EXPENSES.   Administrative  expenses  remained  relatively
stable during the three months ended September 30, 1996 as compared to 1995.

     ADVERTISING EXPENSE. An increase in advertising payments to Burger King Corporation of $0.2 million (based on sales levels) was the principal cause of the increase in advertising expense when comparing the three months ended September 30, 1996 to 1995.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                     OF OPERATIONS AND FINANCIAL CONDITION
                                  (continued)
                           ________________________


     INTEREST EXPENSE. A slightly lower interest rate on a slightly higher average outstanding balance caused interest expense for the three months ended September 30, 1996 to be relatively equal to interest expense for the three months ended September 30, 1995.

     PROVISION FOR INCOME TAXES. Prior to September of 1995, a valuation allowance was carried against deferred income tax assets, but was eliminated during the quarter ended September 30, 1995 after a review of current and expected future pre-tax earnings led to the conclusion that it was more likely than not that the Company would realize the entire benefit of the net deferred income tax asset.



NINE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1995.


     SALES. Sales for the nine months ended September 30, 1996 increased $8.1 million, or 4.8%, as compared to the nine months ended September 30, 1995. The Company operated an average of 222 Burger King restaurants in the first nine months of 1995 as compared to an average of 218 in the first nine months of 1995. Average restaurant unit sales increased 3.0% in the first nine months of 1996 as compared to 1995. Sales at comparable restaurants, the 212 restaurants operating for the entirety of the compared periods, increased $3.7 million, or 2.2%. Net restaurant selling prices decreased 1.4% from the prior year due mainly to higher discount promotional activity.

     COST OF SALES. Cost of sales (food and paper costs) for the nine months ended September 30, 1996 increased in dollars due to higher sales. Cost of sales as a percentage of sales remained stable at 28.3% of sales for both nine month periods. Increased costs from higher discount promotional activity was offset by certain lower commodity costs, especially beef.

     RESTAURANT WAGES AND RELATED EXPENSES. Restaurant wages and related expenses increased from 29.1% of sales to 29.6% of sales when comparing the nine months ended September 30, 1996 to 1995 due mainly to increased wage rates and increased group insurance costs partially offset by reduced unemployment tax rates.

     OTHER RESTAURANT OPERATING EXPENSES. Other restaurant operating expenses increased in dollars due to higher sales and more restaurants and increased as a percentage of sales from 20.1% of sales to 20.4% of sales from increased operating costs.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                     OF OPERATIONS AND FINANCIAL CONDITION
                                  (continued)




     DEPRECIATION AND AMORTIZATION.   Depreciation  and  amortization decreased
$0.2 million from assets becoming fully depreciated offset partially from the additional depreciation and amortization of new restaurants.

     ADMINISTRATIVE  EXPENSES.   Administrative  expenses  remained  relatively
stable during the nine months ended September 30, 1996 as compared to 1995.

     ADVERTISING EXPENSE. An increase in advertising payments to Burger King Corporation of $0.3 million (based on sales levels) and the costs associated with increased promotional activity were the principal causes of the increase in advertising expense when comparing 1996 to 1995.

     INTEREST EXPENSE. A reduction in average loan balances was the principal cause for interest expense to decrease $0.3 million for 1996 as compared to 1995.

     COSTS ASSOCIATED WITH CHANGE IN CONTROL. Costs of $0.4 million during the nine months ended September 30, 1996 related to the change of control transaction reported on Form 8-K during the second quarter of 1996.

     PROVISION FOR INCOME TAXES. Prior to September of 1995, a valuation allowance was carried against deferred income tax assets, but was eliminated after a review of current and expected future pre-tax earnings led to the conclusion that it was more likely than not that the Company would realize the entire benefit of the net deferred income tax asset.





LIQUIDITY AND CAPITAL RESOURCES


     The operating activities of the Company provided $6.7 million of cash for the nine months ended September 30, 1996 which is after paying $12.4 million for the two semi-annual payments of accrued interest on the Company's 11-1/2% Senior Notes (the "Senior Notes"). Capital spending for property, equipment and franchise rights was $16.3 million which included the construction of two new restaurants, the acquisition of eight restaurants, the remodeling of several existing restaurants and capital maintenance projects. Dividends of $0.6 million were paid to Carrols Holdings Corporation ("Holdings") for the payment by Holdings of three quarterly dividends on the preferred stock of Holdings that were in arrears.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                     OF OPERATIONS AND FINANCIAL CONDITION
                                  (continued)




     During the nine months ended September 30, 1996, $7.5 million was borrowed
on the Company's revolving line of  credit.   Net proceeds of $1.7 million were
received from the sale and leaseback of three properties during the period.

     At September 30, 1996, the Company had $14.4 million available under its Senior Secured Credit Facility, after reserving $1.4 million for a letter of credit guaranteed under the Senior Secured Credit Facility. While interest is accrued monthly, payments of approximately $6.2 million for interest on the Senior Notes are made each February 15th and August 15th thus creating semi-annual cash needs. The Company believes that future cash flow from operations together with funds available under the Senior Secured Credit Facility will be sufficient to meet all interest and principal payments under its indebtedness, fund the maintenance of property and equipment, fund restaurant remodeling required under the Franchise Agreements and meet required payments in respect of Holdings' Preferred Stock (subject to the terms of the Senior Note indenture and the Senior Secured Credit Facility) for at least the next twelve months. The balance will provide funds for future acquisitions.

     The Senior Note Indenture imposes limitations on certain payments, which include dividends and redemptions of Holdings preferred stock which are scheduled to begin in December, 1996. Such limitations may not permit payment of the redemptions or dividends on Holdings preferred stock due as of December, 1996 until the amount available for such restricted payments is restored through either earnings or new capital investment. The effect of the failure to pay dividends or redemptions on a current basis is that the normal dividend rate increases from 10% to a potential maximum rate of 14% until the dividends and redemptions are current.

     Consummation of the transaction described in Item 1 of the Company's report on Form 8-K filed April 10, 1996 constituted a "change of control" under the indenture governing the Company's Senior Notes. Accordingly, each holder of Senior Notes had the right to require the Company (which right terminated on May 6, 1996) to repurchase all or any part of such holder's Senior Notes at a repurchase price in cash equal to 101% of the principal amount of the Senior notes being repurchased (plus accrued and unpaid interest, if any). Holders of $838,000 principal amount of Senior Notes elected to have their notes repurchased.

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

     None

Item 3.  Default Upon Senior Securities

     None

Item 4.  Submission of Matters to a Vote of Security Holders

     None

Item 5.  Other Information

     None

Item 6.  Exhibits and Reports on Form 8K

     (a)   The following exhibit is filed as part of this report.

           EXHIBIT NO.
               27          Financial Data Schedule

     (b) There were no reports on form 8-K filed during the reported quarter.

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

                                            CARROLS CORPORATION
                                            968 James Street
                                            Syracuse, New York 13203
                                            (Registrant)


November 14, 1996                           (ALAN VITULI)
Date                                        (Signature)
                                            Alan Vituli
                                            Chairman and Chief Executive
                                            Officer




November 14, 1996                           (RICHARD V. CROSS)
Date                                        (Signature)
                                            Richard V. Cross
                                            Executive Vice President -
                                            Finance and Treasurer