Form 10-K
period 1996-12-29
CARROLS CORP
filed 1997-03-27
CIK 17927

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                Annual Report Pursuant to Section 13 or 15 (d) of
                       the Securities Exchange Act of 1934

                     For Fiscal Year Ended December 29, 1996

                          Commission File Number 1-6553

                               CARROLS CORPORATION
             (Exact name of Registrant as specified in its charter)

DELAWARE                                                       16-0958146
-------------------------------                           --------------------
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                            Identification No.)

968 JAMES STREET, SYRACUSE, NEW YORK                            13203
---------------------------------------                   --------------------
(Address of principal executive office)                       (Zip Code)

                                 (315) 424-0513
                        -------------------------------
              (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:   None

Securities registered pursuant to Section 12(g) of the Act:

                          11-1/2% SENIOR NOTES DUE 2003
                        ---------------------------------
                                (Title of Class)

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _ x No___

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K ('SS'229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

        The aggregate market value of the voting stock held by non-affiliates of the Registrant: NO VOTING STOCK IS HELD BY NON-AFFILIATES.

        The number of shares outstanding of each of the Registrant's classes of common stock, as of March 15, 1997: 10.

Documents Incorporated by Reference:  NONE.

               The Company uses a 52-53 week fiscal year ending on the Sunday closest to December 31. All references herein to the fiscal years ended January 1, 1995, December 31, 1995 and December 29, 1996 will hereinafter be referred to as the fiscal years ended December 31, 1994, 1995 and 1996, respectively.

                                     PART I

ITEM 1. BUSINESS

RECENT DEVELOPMENTS

ATLANTIC ACQUISITION

        Acquisition. On April 3, 1996, pursuant to the Securities Purchase Agreement (the "Atlantic Agreement"), dated as of March 6, 1996, among Carrols Corporation (the "Company" or "Carrols"), Carrols Holdings Corporation ("Holdings"), the stockholders of Holdings and Atlantic Restaurants, Inc. ("Atlantic"), Atlantic acquired Holdings, the owner of 100% of the outstanding capital stock of the Company (the "Atlantic Acquisition"). Pursuant to the Atlantic Agreement, Atlantic acquired all of the outstanding voting capital stock of Holdings for an aggregate purchase price of approximately $84 million in cash.

        Atlantic. Atlantic is an indirect wholly-owned subsidiary of Bahrain International Bank (E.C.), a Bahrain exempt joint stock company ("BIB").

        Redemption of Notes. The Atlantic Acquisition constituted a "change of control" under the Indenture (the "Indenture"), dated as of August 17, 1993, among the Company, Holdings and Marine Midland Bank, N.A., as trustee, governing Carrols' $110 million aggregate principal amount (currently $107.7 million outstanding) of 11-1/2% Senior Notes Due 2003 (the "Notes"). In accordance with the terms and conditions of the Indenture, the Company offered to each holder of the Notes the right to require the Company to repurchase all or any part of such holder's Notes at a repurchase price in cash equal to 101% of the principal amount of the Notes being repurchased (plus accrued and unpaid interest, if any). The holders of $838,000 in principal amount of Notes redeemed their Notes pursuant to such offer.

        Employment Agreements. In connection with the Atlantic Acquisition, the Company entered into Amended and Restated Employment Agreements (the "Employment Agreements") with each of Alan Vituli (Chairman of the Board and Chief Executive Officer of the Company) and Daniel T. Accordino (President and Chief Operating Officer of the Company), each as more specifically described below. The Employment Agreements contain terms and conditions substantially similar to Messrs. Vituli's and Accordino's respective previous employment agreements except that, in lieu of the previous stock option plans maintained by Holdings (all of which were terminated in connection with the Atlantic Acquisition), a new stock option plan (the "1996 Plan") was adopted pursuant to which employees of the Company were eligible to be awarded options to purchase up to 9.09% of the outstanding Shares of Common Stock on a fully-diluted basis. Messrs. Vituli and Accordino received, pursuant to the 1996 Plan, 36% and 24%, respectively, of the options (the "Option Agreements") that were available under the 1996 Plan.

        Board of Directors. Upon consummation of the Atlantic Acquisition, each of M. Bruce Adelberg, Richard V. Cross and Franklin Glasgall resigned from the Board of Directors of the

Company and of Holdings. Immediately following completion of the Atlantic Acquisition, Robin McIlvenny, David J. Mathies, Jr. and Paul W. Durrant, each an officer of Atlantic or one of its affiliates, were each elected to the five-person Board of Directors of the Company and of Holdings.

        Revised and Proposed Credit Facility. In connection with the Atlantic Acquisition, the Company entered into a Seventh Amendment to Third Amended and Restated Loan Security Agreement (the "Loan Amendment"), dated as of April 3, 1996, among Heller Financial, Inc. ("Heller"), Holdings and the Company which provides, among other things, for additional availability under the senior secured revolving credit facility (the "Senior Secured Credit Facility") of the Company to repurchase Notes. The Company and Holdings are presently negotiating the terms of additional financing (the "TCB Refinancing") pursuant to which Texas Commerce Bank National Association ("TCB"), as Administrative Agent for a syndicate of lenders (the "Lenders"), would (i) establish a $25 million Revolving Credit Facility that would replace the current Senior Secured Credit Facility and (ii) establish a $127 million Advance Term Loan ($5 million of which would be used to replace the current $5 million term loan with Heller).

        RECAPITALIZATION

        On February 20, 1997, the Certificate of Incorporation of Holdings was amended (the "Amendment") such that (i) the 3,146,110 shares of Common Stock held by Atlantic were converted into 850,000 shares of Common Stock, (ii) each of the classes consisting of (a) 882,353 shares of Non-Voting Common Stock of Holdings, (b) 750 shares of Class B 10% Cumulative Redeemable Preferred Stock (Series I) of Holdings, par value $0.01 per share, and (c) 750 shares of Class B 10% Cumulative Redeemable Preferred Stock (Series lI) of Holdings, par value $.01 per share, was canceled and (iii) the outstanding warrants to purchase 488,111 shares of Common Stock were converted into warrants to purchase 131,876 shares of Common Stock. After giving effect to the foregoing, Holdings had 850,000 shares of Common Stock outstanding, all of which were held by Atlantic, and no other voting capital stock outstanding. The descriptions below of the 1996 Plan and the Option Agreements are made after giving effect to the foregoing.

        MADISON DEARBORN INVESTMENT

        MD Investment. On February 25, 1997, Holdings, Atlantic, Madison Dearborn Capital Partners, L.P. and Madison Dearborn Capital Partners II, L.P. (together with Madison Dearborn Capital Partners, L.P., the "MD Investors") entered into a Stock Purchase Agreement (the "MD Agreement"). Pursuant to the MD Agreement and subject to certain conditions precedent described below, the MD Investors will acquire (the "MD Investment") (i) from Holdings 283,334 shares of Common Stock (the "Holdings Shares") and (ii) from Atlantic 283,333 of the outstanding shares of Common Stock (the "Atlantic Shares," and, together with the Holdings Shares, the "MD Shares"). Pursuant to the MD Agreement, certain members of senior management will purchase, in the aggregate, 10,810 shares of Common Stock.

        The aggregate purchase price for the MD Shares will be approximately $61 million in cash (the "MD Purchase Price"), of which approximately one-half will be paid to Holdings.

        Stockholders Agreement. At the closing (the "MD Closing") of the MD Investment, Holdings, Atlantic, the MD Investors, Alan Vituli and certain other members of senior management (collectively the "New Stockholders") will enter into a stockholders agreement (the "Stockholders Agreement"). Pursuant to the Stockholders Agreement, at the MD Closing the New Stockholders will elect a new Board of Directors of Holdings and Holdings will elect a new Board of Directors of

Carrols. Such new board will include three representatives designated by the MD Investors (the "MD Directors"), three representatives designated by Atlantic (the "Atlantic Directors") and two representatives (each of whom shall be executive officers of the Company) designated by Mr. Vituli (the "Management Directors"). The Stockholders Agreement also includes restrictions on the transfer of Common Stock, restrictions on and covenants of Holdings and the provision of preemptive, tag along and drag along rights to the parties thereto.

        Conditions to MD Closing. The MD Investment is subject to several conditions customary for comparable transactions and is also subject to the following conditions:

        1. The execution and delivery of the Stockholders Agreement by the parties thereto;

        2. The execution and delivery by Holdings, Atlantic, the MD Investors and Messrs. Vituli, Accordino and Joseph A. Zirkman (Vice President and General Counsel of the Company) of a registration rights agreement (the "Registration Rights Agreement") granting rights relating to the registration of shares of Common Stock under the Securities Act of 1933, as amended (the "Securities Act");

        3. The execution by Holdings and each of Messrs. Vituli and Accordino of new employment agreements (the "New Employment Agreements) providing for a minimum of four year terms of employment for Messrs. Vituli and Accordino;

        4. The adoption of the Carrols Holdings Corporation 1996 Long-Term Incentive Plan (the "New 1996 Plan");

        5. The execution by Holdings and each of Messrs. Vituli and Accordino of new stock option agreements, pursuant to the New 1996 Plan (collectively, the "New Plan Option Agreements") providing in the aggregate for the purchase of 72,250 shares of Common Stock by them at an exercise price of $101.7646 per share, a portion of which options vest immediately and a portion of which vest over a period of four years;

        6. The execution by Holdings and each of Messrs. Vituli, Accordino and Zirkman of new stock option agreements (collectively, the "New Non-Plan Option Agreements") providing in the aggregate for the purchase of 32,427 shares of Common Stock by them at an exercise price of $101.7646 per share, which options vest over a period of five years;

        7. The execution and delivery of new financing and related agreements with respect to the TCB Refinancing;

        8. Holdings shall have obtained a key-man life insurance policy on the life of Mr. Vituli in the face amount of $10,000,000; and

        9. The investment by Messrs. Vituli, Accordino and Zirkman in Holdings through the purchase of 9,827, 860 and 123 shares, respectively, of Common Stock at the cash purchase price of $101.7646 per share.

        Prospective Redemption of Notes. The consummation of the MD Investment will constitute a "change of control" under the Indenture. In accordance with the terms and conditions of the Indenture, upon a "change of control", each holder of the Notes will have the right to require that Carrols repurchase all or any part of such holder's Notes at a repurchase price in cash equal to 101% of the principal amount of the Notes being repurchased (plus accrued interest, if any). See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources.

        PENDING OMEGA ACQUISITIONS

        The Company has entered into (i) a Purchase and Sale Agreement dated as of January 15, 1997 with Omega Food Services, Inc. ("Omega") and Harold W. Hobgood, as Omega's agent (the "Omega I Agreement"), pursuant to which the Company will acquire the assets of 5 Burger King restaurants for an aggregate purchase price of $5 million (subject to certain adjustments for inventory) and
(ii) a Purchase and Sale Agreement dated as of January 15, 1997 with Omega and Harold W. Hobgood, as Omega's agent (the "Omega II Agreement"), pursuant to which the Company will acquire the assets of 18 Burger King restaurants for an aggregate purchase price of $16 million (subject to certain adjustments for inventory). In addition, pursuant to the Omega I Agreement and the Omega II Agreement the Company will purchase, upon their construction, two additional Burger King restaurants.

                                      * * *

        The Atlantic Agreement, the Employment Agreements, the 1996 Plan, the Option Agreements, the Insurance Agreements, the Loan Amendment, the commitment letter describing the proposed TCB Refinancing, the Amendment, the MD Agreement, the Stockholders Agreement, the Registration Rights Agreement, the New Employment Agreements, the New 1996 Plan, the New Plan Option Agreements and the New Non-Plan Option Agreements are included as Exhibits to this Form 10-K and are incorporated by reference herein. The discussions in this Form 10-K of those instruments are qualified in their entirety by reference to those instruments.

HISTORICAL DEVELOPMENT

        Carrols was incorporated in 1968 and through 1976 its principal business was the operation of fast food hamburger restaurants under the name Carrols Restaurants and the operation of movie theaters under the name CinemaNational. In 1976, as a result of growing competition from larger and better recognized national fast food restaurant chains, Carrols became a franchisee of BKC and began converting its restaurants into Burger King restaurants and ceased operating and franchising restaurants under the name of Carrols Restaurants. In order to facilitate the financing of the conversion of these restaurants, Carrols disposed of a substantial portion of its movie theater assets.

        In 1969, Carrols offered its common stock through an initial public offering. The Company's shares were listed for trading on the New York Stock Exchange in 1983.

        The Company was acquired in December 1986 (the "1986 Acquisition") by Holdings, a corporation formed to effect the 1986 Acquisition by Mr. Vituli and other members of the Company's then-current senior management, a private investor group and certain institutional investors. As a result of the 1986 Acquisition, Carrols became a wholly-owned subsidiary of Holdings. In March 1992, Mr. Vituli, who was Chairman of the Board of the Company from the time of the 1986 Acquisition in December 1986, was also elected to serve as Chief Executive Officer of the Company. Mr. Accordino was appointed President of the Company in February 1993. In January 1995, the Company entered into three-year employment agreements, which agreements were amended effective April 3, 1996 pursuant to the Atlantic Acquisition, with each of Messrs. Vituli and Accordino. See "Executive Compensation -- Employment Agreements".

        At the time of the 1986 Acquisition, the Company owned 138 Burger King restaurants and a food distribution business. In August 1990, the Company sold its food distribution business to Burger King Distribution Services (BKDS), a division of BKC. Carrols currently purchases substantially all of its requirements for foodstuffs and paper and packaging products from ProSource Services Corporation ("ProSource"), the successor to BKDS, pursuant to a five year supply agreement which expires on March 31, 1999. See "Business--Supplies and Distribution."

        Since the 1986 Acquisition, Carrols has expanded its operations from 138 Burger King restaurants to 238 as of March 15, 1997. During this period, Carrols built 38 restaurants, purchased 75 restaurants and disposed of or closed 13 restaurants. See "Business--Restaurant Locations." Since March 1994, the Company has acquired 36 Burger King restaurants through the 1994 acquisitions of 22 Burger King restaurants for an aggregate purchase price of approximately $11.6 million, the 1995 acquisition of one Burger King restaurant, the 1996 acquisitions of 8 Burger King restaurants for an aggregate purchase price of approximately $7.8 million and the 1997 acquisitions of 5 Burger King restaurants for an aggregate purchase price of approximately $3.6 million.

COMPANY OPERATIONS

        General. Since 1976, the Company's principal business has been the operation of Burger King restaurants. The Company is the largest independent Burger King franchisee in the United States. As of March 15, 1997, the Company operated, as franchisee, 238 Burger King restaurants, of which 217 are free-standing restaurants and 21 are located in retail shopping centers or specialty stores. Carrols currently operates Burger King restaurants in nine Northeastern and Midwestern states and one Southeastern state.

        Carrols' Burger King restaurants are typically open seven days a week from 7:00 a.m. to 11:00 p.m. Substantially all of Carrols' Burger King restaurants offer a breakfast menu and the traditional Burger King menu for lunch and dinner. A standard, free-standing Burger King restaurant building typically has an area of approximately 3,000 square feet with a seating capacity of approximately 90, drive-thru service and adjacent parking areas. Smaller Burger King facilities are utilized in retail shopping centers. In Carrols' free-standing Burger King restaurants, greater than 50% of sales are generally generated through drive-thru service. Carrols leases most of its restaurant properties, although it owns the land and buildings on which 28 of its Burger King restaurants are located. See "Properties."

        Burger King. There are approximately 8,700 Burger King restaurants worldwide making BKC the second largest fast food hamburger operation. BKC has been franchising since 1954 and has expanded to locations in all 50 states, the District of Columbia and over 50 foreign countries.

        Burger King restaurants are fast food restaurants of distinctive design which serve a limited menu of moderately-priced foods and offer efficient and rapid service. The Company believes that convenience, quality of food, price/value and speed of service are the primary competitive advantages of Burger King restaurants. Burger King restaurants appeal to a broad spectrum of consumers.

        Burger King restaurants feature flame-broiled hamburgers, which are an integral part of the Burger King identity, and several widely-known, trademarked products, the most popular being the Whopper'r' sandwich, which is a large, flame-broiled hamburger on a five-inch toasted bun garnished with combinations of mayonnaise, lettuce, onions, pickles and tomatoes. The basic menu of all Burger King restaurants consists of hamburgers, cheeseburgers, chicken sandwiches and filets, fish sandwiches, french fried potatoes, salads, various breakfast products, shakes, desserts, soft drinks, milk and coffee. From time to time, other promotional items are added to the menu for limited periods. BKC continually seeks to develop new products and concepts as it endeavors to enhance the menu and service of Burger King restaurants.

        Franchise Agreements. Each of Carrols' Burger King restaurants operates under a separate Franchise Agreement from BKC. The Franchise Agreements require, among other things, that all restaurants be of standardized design and be operated in a prescribed manner, including utilization of the standard Burger King menu. The Franchise Agreements generally provide for an initial term of 20 years and have an initial fee of $40,000. A Successor Franchise Agreement may be granted by Burger King for an additional 20 year term, provided the restaurant meets the then-current BKC operating standards and the Company is not in default under the relevant Franchise Agreement. Currently, the Successor Franchise Agreement fee is $40,000. In addition to this fee, in order to obtain a Successor Franchise Agreement, a franchisee is typically required to make capital improvements to the subject restaurant to bring the restaurant up to BKC's then-current design standards. The amount of such capital expenditures will vary widely depending upon the magnitude of the required changes and the degree to which the Company has made interim changes to the restaurant. Although the Company estimates that a substantial remodeling can cost in excess of $250,000, the Company's average remodeling cost over the past five years has been approximately $130,000 per restaurant. The Franchise Agreements are non-cancelable except for failure to abide by the terms thereof.

        Carrols believes that it enjoys a good relationship with BKC and that it will satisfy BKC's normal Successor Franchise Agreement policies and, accordingly, believes that Successor Franchise Agreements will be granted in due course by BKC at the expiration of its existing Franchise Agreements. Historically, BKC has granted each of the Company's requests for a Successor Franchise Agreement for its restaurants.

        In addition to the initial franchise fee, franchisees currently pay to BKC a monthly royalty of 3-1/2% of the gross revenues from their Burger King restaurants. Burger King franchisees currently also contribute 4% of monthly gross revenues from their Burger King restaurants to fund BKC's national and regional advertising. BKC engages in substantial advertising and promotional activities and other efforts to maintain and enhance the nationwide Burger King system. Carrols supplements BKC's marketing with local advertising and promotional campaigns. See "Business--Business Strategy" and "Advertising and Promotion."

        The franchisee of a new restaurant must also purchase the requisite equipment, furniture and signage and pay various other costs to open a new Burger King restaurant. The Company estimates that the average initial cost for a standard free-standing restaurant is approximately $240,000 (excluding the cost of the building, land and site improvements). The Company estimates that the aggregate cost of constructing a free-standing restaurant and the cost of land and site improvements varies considerably depending upon building type, land cost and site work, and generally ranges from $650,000 to $1,000,000.

        The BKC Franchise Agreements do not grant any franchisees exclusive rights to a defined territory. The Company believes that BKC generally seeks to ensure that newly granted franchises do not materially adversely affect the operations of existing Burger King restaurants.

        The Company is required to obtain BKC's consent prior to the acquisition or development of new Burger King restaurants. BKC has the right of first refusal to purchase any Burger King restaurant which the Company wishes to acquire from other franchisees. In addition, BKC's prior consent is required for the sale by the Company of any of its restaurants. Since the Acquisition, BKC has consented to each of the Company's requests for consent to acquisitions.

        Management Structure; Staffing; Training. Substantially all executive management, finance, marketing and operation support functions of the Company are conducted centrally at Carrols' Syracuse, New York headquarters. The Company currently has four vice president-regional directors who are each responsible for the operations of all of Carrols' Burger King restaurants in their respective regions. Three of the regional directors have been employed by Carrols for over 20 years. There are 32 district supervisors who report to the regional directors. Each district supervisor is responsible for the direct supervision of the day-to-day operations of an average of seven restaurants. Typically, district supervisors previously served as restaurant managers at one of Carrols' restaurants. Both regional directors and district supervisors are compensated with a fixed salary plus an incentive bonus based upon the performance of the restaurants under their supervision.

        A typical Carrols' Burger King restaurant is staffed with hourly employees who are supervised by a salaried manager and two or three salaried assistant managers.

        Carrols provides both classroom and in-restaurant training for its salaried and hourly personnel, in addition to the training programs provided by BKC. Carrols believes that training and management development are integral to its success.

        Control Systems. Financial and management control of Carrols' restaurants is facilitated by the use of an integrated computerized back office and point of sale system which electronically retrieves data from each of the Company's restaurants on a daily basis. Sales reports, payroll data, food and labor cost analyses and other operating information for each restaurant are also available daily to the restaurant manager, who is expected to react quickly to trends or situations in his or her restaurant. The district supervisors receive key daily information for all restaurants under their respective control, both on an individual unit and a cumulative basis. Daily information is accumulated into weekly and monthly operating reports covering significant restaurant performance indicators for each restaurant. These reports are monitored at each management level from district supervisor through senior management. Carrols believes that these systems materially enhance its ability to control and manage its restaurant operations.

        Factors Affecting the Company's Operations. Carrols' business is affected by various conditions such as automobile usage, inclement weather, gasoline prices and road construction. Weather conditions can be particularly severe in the Northeast where the Company operates a significant number of its Burger King restaurants. Historically, the Company's business has also been affected by changes in local and national economic conditions, demographic trends and consumer spending habits, tastes and concerns about the nutritional quality of fast food.

        Site Selection. The Company believes that the location of each of its restaurants is very important to such restaurant's success. Potential new development sites are evaluated based upon accessibility, visibility, costs, surrounding traffic patterns, competition and demographic characteristics. The Company's senior management, based upon analyses prepared by its real estate professionals and its operations personnel, determines the acceptability of all acquisition and new development sites. See "Business--Business Strategy."

RESTAURANT LOCATIONS

        The following table sets forth the locations of the 238 Burger King restaurants in Carrols' system at March 15, 1997.


NEW YORK (98)                         OHIO (68)                    MAINE (3)
Greater Albany (14)                   Greater Akron (13)           Augusta (1)
Auburn (1)                            Alliance (2)                 Bangor (2)
Amsterdam (1)                         Archbold (1)
Greater Binghamton (6)                Ashland (1)
Boonville (1)                         Bowling Green (3)            MASSACHUSETTS (2)
Buffalo (1)                           Bryan (1)
Catskill (1)                          Greater Canton (11)          North Andover (1)
Cobleskill (1)                        Greater Cleveland (9)        Billerica (1)
Cortland (1)                          Defiance (1)
Fulton (1)                            Edon (1)
Glens Falls (2)                       Findlay (2)                  NEW JERSEY (2)
Gloversville (2)                      Fostoria (1)
Hamilton (1)                          Fremont (1)
Herkimer (1)                          Hartville (1)                Franklin (1)
Hudson (1)                            Lima (2)                     Newton (1)
Kingston (3)                          Mansfield (6)
Middletown (2)                        Medina (1)
New City (1)                          Mentor (1)                   CONNECTICUT (1)
Newburgh (3)                          New Philadelphia (2)
Niagara Falls (1)                     Ottawa (1)                   Westport (1)
Norwich (1)                           Streetsboro (1)
Oneonta (2)                           Tiffin (1)
Oswego (1)                            Van Wert (1)                 VERMONT (1)
Peekskill (1)                         Wapakoneta (1)
Plattsburgh (3)                       Wooster (2)                  Rutland (1)
Poughkeepsie (2)                      Wauseon (1)
Port Jarvis (1)
Greater Rochester (14)                MICHIGAN (21)
Rome (2)
Greater Syracuse (18)                 Ann Arbor (3)
Schodack (1)                          Battle Creek (4)
Greater Utica (4)                     Brooklyn (1)
Watertown (2)                         Dearborn (1)
Yorktown Heights (1)                  Kalamazoo (4)
                                      Jackson (3)
                                      Michigan Center (1)
NORTH CAROLINA (32)                   Parma (1)
                                      Roseville (2)
Greater Asheville (9)                 Washtenaw (1)
Durham (7)
Forest City (1)
Havelock (2)                          PENNSYLVANIA (10)
Hendersonville (2)
Kinston (3)                           Bradford (1)
Marion (1)                            East Stroudsburg (1)
Morganton (1)                         Harrisburg (2)
New Bern (3)                          Lebanon (1)
Raleigh (2)                           Reading (4)
Shelby (1)                            Tamaqua (1)







ADVERTISING AND PROMOTION

        As a Burger King franchisee, a significant portion of the Company's advertising and promotional programs are established and coordinated by BKC through regional and national advertising campaigns. Carrols supplements BKC's advertising and promotional activities with local advertising and promotions, including the purchase of additional television, radio and print advertising.
Carrols also utilizes promotional programs, such as combination meals and discounted prices, targeted to its customers, thereby enabling Carrols to create a flexible and directed marketing program.

        Most  BKC  franchisees   and  BKC-owned   restaurants  are  required  to
contribute 4% of their monthly gross revenues from  restaurant  operations to an advertising fund, utilized by BKC for its advertising,  promotional programs and public  relations  activities.  BKC's  advertising  programs consist of national campaigns  supplemented by local  advertising.  BKC's advertising  campaigns are generally  carried on television,  radio and in circulated print media (national and regional  newspapers and magazines).  Carrols believes that one of the major advantages  of being a Burger King  franchisee  is the leverage it realizes from the marketing power of BKC.

SUPPLIES AND DISTRIBUTION

        As a Burger King franchisee, Carrols is required to purchase all of its foodstuffs, paper goods and packaging materials from BKC-approved suppliers.
Other non-food items such as kitchen utensils, equipment maintenance tools and other supplies may be purchased from any suitable source provided such items meet BKC product uniformity standards. On April 1, 1994, Carrols entered into a new supply agreement with its BKC-approved supplier, ProSource. Pursuant to that agreement, Carrols is required to obtain substantially all of its foodstuffs
(other than bread products), paper goods, promotional premiums and packaging materials from ProSource. The supply agreement with ProSource is a five-year agreement which expires on March 31, 1999. The Company believes that ProSource's services are competitive with alternatives available to the Company. Carrols purchases its bread products from local bakeries. See "Business--Historical
Development."

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

        BKC monitors all BKC-approved manufacturers and purveyors of its foodstuffs. BKC regularly visits these manufacturers and purveyors to observe the preparation of foodstuffs and run various tests to ensure that only high quality foodstuffs are sold to BKC-approved suppliers and distributors. In addition, BKC coordinates and supervises audits of approved suppliers and distributors to determine continuing product specification compliance and to ensure that manufacturing plant and distribution center standards are met.

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

        Carrols, through its regional directors and district supervisors, closely supervises the operation of all of its restaurants to help ensure that Company standards and policies are followed and that product quality, customer service and cleanliness of the restaurants are maintained. BKC conducts unscheduled periodic inspections of each Burger King restaurant throughout the Burger King system.

BUSINESS STRATEGY

        The Company's primary business strategy is to expand its operations through the acquisition and construction of additional Burger King restaurants while enhancing the quality of operations and competitive position of its existing Burger King restaurants. Carrols believes the size of the nationwide
Burger King system will continue to present opportunities for selective growth through acquisitions. In addition, Carrols believes that the number of markets in which the Company operates will provide opportunities for construction of new restaurants. The ability of the Company to expand through the acquisition and construction of additional Burger King restaurants is subject to, among other things, the availability of financing and the obtaining of consent from BKC.

GOVERNMENT REGULATION

        Carrols is subject to various  Federal,  state and local laws  affecting its business,  including various health, sanitation,  fire and safety standards.
Newly  constructed  or  remodeled  restaurants  are  subject  to state and local building code and zoning  requirements.  In connection  with the  remodeling and alteration of the Company's  restaurants,  the Company may be required to expend
funds  to  meet  certain  Federal,   state  and  local  regulations,   including
regulations   requiring  that  remodeled  or  altered  restaurants  be  handicap accessible.  The  Company is also  subject to  Federal  and state  environmental regulations,  although  such  regulations  have not had, and are not expected to have, a material effect on the Company's operations.

        The Company is subject to the Fair Labor Standards Act and various state laws governing such matters as minimum wage requirements, overtime and other working conditions and citizenship requirements. A significant number of the Company's food service personnel are paid at rates which may be affected by changes to the Federal minimum wage. The increase in the Federal minimum wage on October 1, 1996 had the effect of increasing the Company's average hourly rate by approximately 2%. The Federal minimum wage is scheduled to increase on September 1, 1997.

        The Company believes that it is operating in substantial compliance with
applicable  Federal,   state  and  local  laws  and  regulations  governing  its
operations.







COMPETITION

        The fast food industry is highly competitive. In each of its markets, Carrols' restaurants compete with a large number of national and regional restaurant chains, as well as locally-owned restaurants, offering low-priced and medium-priced fare. Convenience stores, grocery store delicatessens and food counters, cafeterias and other purveyors of moderately priced and quickly prepared foods also compete with the Company. In the Company's markets, McDonald's, Wendy's and Hardee's provide the most significant competition. The
Company's largest competitor is McDonald's. Carrols believes that BKC's national brand name identification provides a significant competitive advantage in the fast food business. The Company believes that product quality and taste, convenience of location, speed of service, menu variety and price are the most important competitive factors in the fast food restaurant industry.

EMPLOYEES

        At December 31, 1996,  Carrols  employed  approximately  8,400  persons;
approximately 100 were administrative personnel and 8,300 were restaurant operating personnel. None of Carrols' employees are covered by collective bargaining agreements. Approximately 7,600 of the restaurant operating personnel at December 31, 1996 were part-time employees. Carrols believes that its employee relations are satisfactory.

ITEM 2. PROPERTIES

        The Company owns the  approximately  20,000  square foot building at 968
James Street,  Syracuse,  New York, in which its executive  offices are located.
This building houses all of the Company's administrative operations (except for those conducted at three small regional offices) and is adequate for future expansion. In addition to the above, at March 15, 1997 the Company owned or leased the following properties:



                                            Owned        Leased        Leased
                                            Land;         Land;        Land;
                                            Owned         Owned        Leased
                                           Building     Building      Building        Total
                                           --------     --------      --------        -----
Burger King restaurants                       28            16          194(a)         238

Excess properties:
  Leased to others                            --            --            4              4
  Available for sale or lease                  4            --           --              4
                                             ---          ----        -----          -----
Total properties                              32            16          198            246
                                             ===          ====        =====          =====



(a) Includes 21 restaurants located in mall shopping centers or specialty locations.

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

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

        There is no established trading market for the Company's capital stock. Holdings owns 10 shares of common stock of the Company (representing 100% of the capital stock of the Company).

        Cash dividends per share were paid during 1995 and 1996 by Carrols to Holdings as follows:

           January, 1995       $   20,000.00
           April, 1995         $   20,000.00
           June, 1995          $    3,672.00
           July, 1995          $   20,000.00
           January, 1996       $      800.00
           March, 1996         $   41,480.00
           August, 1996        $   20,722.40
           October, 1996       $   37,000.38


        See discussion of dividend restriction in "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

ITEM 6.  SELECTED FINANCIAL DATA

CARROLS CORPORATION AND SUBSIDIARIES-SUMMARY OF SELECTED FINANCIAL DATA



                                                             YEARS ENDED DECEMBER 31,
                                          --------------------------------------------------------------------
                                             1996         1995            1994           1993          1992
                                          ---------     ---------      ----------     ----------      --------
                                         (52 weeks)     (52 weeks)     (52 weeks)     (52 weeks)     (53 weeks)

                                           (Dollars in thousands except for per share data and restaurants)

OPERATING RESULTS:

  Revenues                             $   241,125    $   226,458    $  204,254     $  171,634       $  156,413

  Income (loss) before taxes,
      extraordinary loss and
      cumulative effect of change in
      accounting principle                   6,283          5,100        (1,666)        (4,408)          (1,262)
       (Provision) benefit for taxes
                                            (3,100)         9,826          (165)

  Extraordinary loss on
extinguishment of debt                                                                  (4,883)
  Cumulative effect of change in
      accounting for post-
      retirement benefits                                                                                (1,037)
                                       ------------   ------------  ------------       --------        ----------
  Net income (loss)                    $     3,183    $    14,926   $    (1,831)       $(9,291)        $ (2,299)
                                       ============   ============  ============       ========        ==========
PER SHARE OF COMMON STOCK:

  Income (loss) before taxes,
      extraordinary loss and
       cumulative effect of change in
       accounting principle            $  628,300      $  510,000    $ (166,600)    $ (440,800)      $ (126,200)
       (Provision)
       benefit for taxes                 (310,000)       982,600        (16,500)

  Extraordinary loss on
extinguishment of debt                                                                (488,300)

  Cumulative effect of change in
      accounting for post-retirement
      benefits                                                                                          (103,700)
                                       ------------   ------------   ------------    -----------        ----------
    Net income (loss)                  $  318,300     $1,492,600     $ (183,100)     $ (929,100)      $ (229,900)
                                       ============   ============   ============     ==========        ==========
  Dividends Declared                   $  100,002     $   63,672     $  297,301      $  273,960       $   20,010

OTHER DATA:

  Total assets                         $   138,588    $   135,064   $   125,319      $  119,735       $  115,900
  Long-term debt                           118,180        116,375       120,680         114,197           91,245
  Capital lease obligations                  2,503          3,301         3,966           4,603            5,436
  Total long-term debt and capital
    lease obligations                      120,683        119,676       124,646        118,800            96,681
  Common stockholder's deficit             (11,662)       (12,916)      (10,383)       (27,208)          (22,404)

  Burger King restaurants in
operation:
      At end of period                         232            219           219            195               177
      Annual weighted average                  225            219           207            185               169


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS RESULTS OF OPERATIONS

        General. The following table sets forth for the years ended December 31, 1996, 1995 and 1994 certain consolidated financial data for the Company, expressed as a percentage of sales:


                                                     PERCENTAGE OF SALES
                                                   YEARS ENDED DECEMBER 31
                                                 --------------------------
                                                  1996       1995      1994
                                                  ----       ----      ----

     Sales                                        100.0%     100.0%    100.0%
     Other income                                    .1         .1        .2
     Cost of sales                                 28.3       28.1      28.4
     Restaurant wages and related expenses         29.4       29.1      29.4
     Other restaurant operating expenses           20.2       20.2      20.8
     Depreciation and amortization                  4.6        5.0       5.5
     Administrative expenses                        4.4        4.7       4.6
     Advertising expense                            4.5        4.3       4.3
     Loss on closing restaurants and other                                .9
     Costs associated with change of control         .2
     Operating income                               8.5        8.7       6.3
     Interest expense                               5.9        6.4       7.1
     Income (loss) before taxes                     2.6        2.3       (.9)
     (Provision) benefit for taxes                 (1.3)       4.3       (.1)


1996 COMPARED TO 1995

        Sales. Sales for the year ended December 31, 1996 increased $14.6 million, or 6.4%, as compared to the year ended December 31, 1995. The Company operated an average of 225 Burger King restaurants during 1996 as compared to an average of 219 for 1995. Average unit sales increased 2.2% during the year ended 1996 as compared to 1995. Sales at comparable restaurants, the 211 restaurants operating for the entirety of the compared periods, increased $7.1 million, or 3.2%. Net restaurant selling prices decreased 3.5% from the prior year due mainly to higher discount promotional activity offset by menu price increases of approximately 1%.

        Cost of Sales. Cost of sales (food and paper costs) for the year ended December 31, 1996 increased in dollars due to higher sales. Cost of sales increased as a percentage of sales from 28.1% to 28.3% in 1996 due to the effect of higher discount promotional activity partially offset by certain lower commodity costs especially beef.

        Restaurant Wages and Related Expenses. Restaurant wages and related expenses increased from 29.1% of sales to 29.4% of sales when comparing the year ended December 31, 1995 to 1996 due mainly to increased wage rates (including the increase in the minimum wage effective October 1, 1996), the effect of higher discount promotional activity and increased group insurance costs partially offset by reduced unemployment tax rates.

        Other Restaurant Operating Expenses. Other restaurant operating expenses increased in dollars due to higher sales and more restaurants while the costs as a percentage of sales remained at 20.2% of sales.

        Depreciation and Amortization. Depreciation and amortization decreased $0.2 million from assets becoming fully depreciated offset partially from the additional depreciation and amortization of new restaurants.

        Administrative Expenses. Administrative expenses remained relatively stable during the year ended December 31, 1996 as compared to 1995. Some increased costs related to future expansion were offset by the effect of the fixed element of other costs.

        Advertising Expense. An increase in advertising payments to Burger King Corporation of $0.6 million (based on sales levels) and the costs associated with increased promotional activity were the principal causes of the increase in advertising expense when comparing 1996 to 1995.

        Interest Expense. A reduction in average loan balances was the principal cause for interest expense to decrease $0.3 million for 1996 as compared to 1995.

        Costs Associated with Change in Control. Costs of $0.5 million during the year ended December 31, 1996 related to the Atlantic Acquisition during the second quarter of 1996.

        Provision for Income Taxes. The higher than anticipated effective tax rate is principally the result of the $.5 million of costs associated with change of control not being deductible.

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

LIQUIDITY

        The operating activities of the Company during 1996 provided $15.9 million of cash.

        Capital spending during 1996 of $23.2 million included $7.9 million for the acquisition of seven restaurants (including real estate for five of the restaurants) in North Carolina and one in New York, $3.4 million for the purchase of real estate for five restaurants operated by the Company and $3.8 million for the construction of five new restaurants, including the real estate for one of the restaurants. The balance of the spending went toward restaurant capital maintenance and remodeling. The Company completed 24 remodelings in 1996 at a cost of $2.5 million principally in conjunction with the renewal of franchises that were scheduled to expire in 1996 through 1998.

        During 1996, utilization of the Company's revolving line of credit portion of the Senior Secured Credit Facility with Heller Financial, Inc. increased $3.0 million. Sale and leasebacks of five restaurant properties generated $4.2 million. Dividends of $1.0 million were paid to Holdings for the payment by Holdings of 5 regular quarterly preferred stock dividends that were in arrears. The Company redeemed $.8 million of Notes pursuant to the change of control resulting from the Atlantic Acquisition (see Redemption of Notes in Item 1 - Recent Developments).

        At December 31, 1996, the Company had $19.2 million available under its Senior Secured Credit Facility after reserving $1.1 million for a letter of credit guaranteed by the Senior Secured Credit Facility. While interest is accrued monthly, payments of approximately $6.2 million for interest on the Notes are made each February 15th and August 15th thus creating semi-annual cash needs. The Company believes that future cash flow from operations together with funds available under the Senior Secured Credit Facility will be sufficient to meet all interest and principal payments under its indebtedness, fund the maintenance of property and equipment, fund restaurant remodeling required under the Franchise Agreements and meet required payments in respect of Holdings' Preferred Stock (subject to the terms of the Indenture and the Senior Secured Credit Facility) for at least the next twelve months. The balance will provide funds for future acquisitions.

        The Company's loan agreements impose limitations on certain restricted payments, which include dividends and preferred stock redemptions. The ability to make such restricted payments is dependent upon either earnings or proceeds from the issuance of new capital stock. As of March 15, 1997 dividends on the Preferred Stock for the last quarter of 1996 of $.2 million and a scheduled mandatory preferred stock redemption of $1.8 million were not paid. As more fully explained in Note 6 to the financial statements, the dividend rate is increased if dividend payments by Holdings are not made within specific time periods.

        Consummation of the MD Closing described in "Business--Recent Developments" will constitute a "change of control" under the Indenture governing the Senior Notes. In accordance with the terms and conditions of the Indenture, upon a "change of control", each holder of Senior Notes will have the right to require the Company (within a 30-60 day period, as determined by the Company, following such a change of control) to repurchase all or any part of such holder's Senior Notes at a repurchase price in cash equal to 101% of the principal amount of the Senior Notes being repurchased (plus accrued interest, if any). In light of current market conditions, the Company does not anticipate that a significant number of Senior Note holders will exercise their repurchase rights. To the extent that such repurchase rights are exercised, the Company expects to finance the aggregate repurchase amount through borrowings under the TCB Refinancing (see Revised and Proposed Credit Facility in Item I Recent Developments). Upon closing of the MD Investment (See MD Investment in Item I - Recent Developments), the Company will be receiving new cash equity of approximately $30.5 million.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        On October 29, 1996, the board of directors of the Company voted to approve the dismissal of the accounting firm of Coopers & Lybrand, L.L.P. ("Coopers & Lybrand") as their principal audit accountant and has engaged the services of Arthur Andersen LLP ("Arthur Andersen") as their principal accountants.

        Coopers & Lybrand were the principal audit accountants during the two years ended December 31, 1995 and their report on the financial statements for the periods ended December 31, 1994 and 1995 did not contain an adverse opinion or disclaimer of opinion nor were financial statement opinions qualified or modified as to uncertainty, as to audit scope or as to accounting principals.

        There have been no disagreements on any matters of accounting principles or practices, financial statement disclosure or auditing scope of procedure with the accounting firm of Coopers & Lybrand for the most recent two years or any subsequent interim period.

                                    PART III

ITEM 10.       DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS AND EXECUTIVE OFFICERS

        The Company's Directors and executive officers are:


      NAME                        AGE      POSITION WITH THE COMPANY
      ----                        ---      -------------------------
      Daniel T. Accordino          46      President, Chief Operating Officer and Director
      Steven Barnes                48      Vice President--Regional Director
      Michael A. Biviano           40      Vice President--Regional Director
      Richard V. Cross             61      Executive Vice President - Finance and Treasurer
      Paul P. Drotar               50      Vice President--Corporate Controller
      Paul Durrant                 38      Director
      Richard H. Liem              43      Vice President--Financial Operations
      David Mathies                49      Director
      Robin McIlvenny              44      Director
      David R. Smith               47      Vice President--Regional Director
      James E. Tunnessen           42      Vice President--Regional Director
      Alan Vituli                  55      Chairman of the Board and Chief Executive Officer
      Joseph A. Zirkman            36      Vice President, General Counsel and Secretary



        Certain biographical information regarding each current Director and executive officer of the Company is set forth below:

        Mr. Accordino has been President, Chief Operating Officer and a Director of Carrols since February 1993. Prior thereto, he served as Executive Vice President--Operations of Carrols from December 1986 and as Senior Vice President from April 1984. He is also a Director of Holdings. From 1979 to April 1984 he was Vice President responsible for restaurant operations of the Company, having previously served as the Company's Assistant Director of Restaurant Operations. Mr. Accordino has been employed by the Company since 1973.

        Mr. Barnes is Vice President--Regional Director of Carrols. He has been a Vice President since February 1997 and a Regional Director of Operations since 1993. Prior to joining Carrols, Mr. Barnes was Vice President--Operations of Snapps Restaurants, Inc. from 1989 to 1993.

        Mr. Biviano is Vice President--Regional Director of Carrols. He has been Regional Director of Operations since October 1989, having served as District Supervisor from December 1983 to October 1989. Mr. Biviano has been employed by the Company since 1973.

        Mr. Cross is Executive Vice President--Finance and Treasurer of Carrols. He has served as Executive Vice President since 1986 and Treasurer from 1981. Mr. Cross also served as Director of Carrols from 1981 to April 1996. From 1984 through 1986, Mr. Cross was Senior Vice President of Carrols. He also served as a Director of Holdings from 1981 to April 1996. Prior to 1984, Mr. Cross was Vice President and Controller of Carrols for more than five years. Mr. Cross has been employed by the Company since 1969.

        Mr. Drotar has been Vice President--Corporate Controller of Carrols since April 1984. He was Assistant Controller from June 1982 through April 1984, having served as Manager of

Restaurant Accounting from December 1980 to June 1982. Mr. Drotar has been employed by the Company since 1973.

        Mr. Durrant has served as a Director of Carrols since April 1996. He is also a Director of Holdings. Since 1994, Mr. Durrant has been Managing Director of the Merchant Banking group at Dilmun Investments Inc. ("Dilmun"), an investment advisor and wholly owned subsidiary of BIB. From 1992 to 1994, he was employed by Dilmun Investment Advisors, Ltd., London, where he was Director of Direct Corporate Investments.

        Mr. Liem became Vice President--Financial Operations in May 1994. Prior to joining Carrols Mr. Liem was a Senior Audit Manager with the accounting firm of Price Waterhouse. Mr. Liem was with Price Waterhouse beginning in 1983.

        Mr. Mathies has served as a Director of Carrols since April 1996. He is also a Director of Holdings. Since 1988, Mr. Mathies has been President of Dilmun. From 1971 to 1988, he was employed by Mellon Bank, where he was Head of Pension Management Group, providing investment management services to middle market clients.

        Mr. McIlvenny has served as a Director of Carrols since April 1996. He is also a Director of Holdings. Since 1991, Mr. McIlvenny has been Chief Executive of BIB. From 1989 to 1991, he was employed by Saudi International Bank, London, where he was Assistant General Manager and Head of Corporate Finance.

        Mr. Smith is Vice President--Regional Director of Carrols. He has been Regional Director of Operations since 1984, having served as District Supervisor from 1975 to 1984. Mr. Smith has been employed by the Company since 1972.

        Mr. Tunnessen is Vice President--Regional Director of Carrols. He has been Regional Director of Operations since August 1988, having served as District Supervisor from 1979 to August 1988. Mr. Tunnessen has been employed by the Company since 1972.

        Mr. Vituli has been Chairman of the Board of Carrols since 1986 and Chief Executive Officer since March 1992. He is also a director and Chairman of the Board of Holdings. Mr. Vituli is also general partner of Morgan Ventures III, a limited partnership ("Morgan Ventures"). Between 1983 and 1985, Mr. Vituli was employed by Smith Barney, Harris Upham & Co., Inc. as a senior vice president responsible for real estate transactions. From 1966 until joining Smith Barney, Mr. Vituli was associated with the accounting firm of Coopers & Lybrand, first as an employee and the last ten years as a partner. Among the positions held by Mr. Vituli at Coopers & Lybrand was national director of mergers and acquisitions. Prior to joining Coopers & Lybrand, Mr. Vituli was employed in a family owned restaurant business. Mr. Vituli currently serves as a Director on the Board of Directors of Pollo Tropical, Inc.

        Mr. Zirkman became Vice President and General Counsel of Carrols in January 1993. He was appointed Secretary of the Company in February 1993. Prior to joining Carrols, Mr. Zirkman was an associate with the New York City law firm of Baer Marks & Upham beginning in 1986.

ITEM 11.       EXECUTIVE COMPENSATION

        The following tables set forth certain information for the fiscal years ended December 31, 1996, 1995 and 1994 for the Chief Executive Officer and the next four most highly compensated executive officers of the Company who were serving as executive officers at December 31, 1996 and whose annual compensation exceeded $100,000.



                                  SUMMARY COMPENSATION TABLE
             ---------------------------------------------------------------------
                                                                       LONG TERM
                                                                    COMPENSATION
                                     ANNUAL COMPENSATION               AWARDS
                            --------------------------------------  --------------


                                                                    NUMBER OF
                                                                    SECURITIES
             NAME AND PRINCIPAL                                     UNDERLYING
             POSITION             YEAR      SALARY ($)   BONUS ($)  OPTIONS (#)
             --------             ----      ----------   ---------  -----------
             Alan Vituli          1996       $363,160    $128,210           ---
             Chairman of the      1995        352,632     245,000        20,000
             Board
             and Chief            1994        300,430      81,000           ---
             Executive
             Officer


             Daniel T.            1996        258,943      91,778            ---
             Accordino
             President, Chief     1995        250,751     150,322        10,000
             Operating            1994        226,216      60,891            ---
             Officer
             and Director

             Richard V. Cross     1996        161,264      57,144            ---
             Executive Vice       1995        161,522      80,262          5,000
             President--Finance   1994        156,378      42,106            ---
             and Treasurer

             Joseph A.            1996        115,288      40,934            ---
             Zirkman
             Vice President,      1995        105,249      41,995          3,000
             General Counsel      1994         95,890      24,303            ---
             and Secretary

             Richard H. Liem      1996         94,750      30,288            ---
             Vice President,      1995         93,092      37,153          3,000
             Financial            1994         57,552      15,423         10,000
             Operations



   Aggregated Option/SAR Exercises and Fiscal Year-End Options/SAR Value Table



                                                     Number of Securities
                                                     Underlying Unexercised      Value of Unexercised In-the-
                                                     Options/SARs                Money Options/SARs
                    Shares Acquire   Value           at FY-End (#)               at FY-End ($)
Name                on Exercise(#)   Realized($)     Exercisable/Unexercisable   Exercisable/Unexercisable
----                --------------   -----------     -------------------------   --------------------------
Daniel T.                                                 0/0                      0/0
Accordino                ---           ---
Richard V. Cross         ---           ---                0/0                      0/0
Richard H. Liem         2,000       $38,484               0/0                      0/0
Alan Vituli              ---           ---                0/0                      0/0
Joseph A. Zirkman       1,000        19,242               0/0                      0/0



COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

        During the last fiscal year, no executive officer of the Company served as a director of or member of a compensation committee of any entity for which any of the persons serving on the Board of Directors of the Company or on the Compensation Committee of the Board of Directors (the "Compensation Committee") is an executive officer.

        The Board of Directors currently has four committees: the Executive Committee, of which Messrs. Vituli, Accordino and Durrant are members; the Finance Committee, of which Messrs. Vituli, Durrant and Cross (as advisor) are members; the Compensation Committee, of which Messrs. Mathies and Durrant are members; and the Audit Committee, of which Messrs. Mathies and Durrant are members.

        All Directors hold office until the next annual meeting of stockholders or until their successors have been elected and qualified. The executive officers of the Company are chosen by the Board and serve at its discretion.

        All non-employee Directors of the Company receive a fee of $15,000 per annum. All Directors are reimbursed for all reasonable expenses incurred by them in acting as Directors, including as members of any committee of the Board of Directors.

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

        1996 Plan. On December 26, 1996, Holdings, with the approval of its stockholder, adopted the 1996 Plan pursuant to which the Company may grant "Incentive Stock Options" (as defined under Section 422 of the Internal Revenue
Code), nonqualified stock options, stock appreciation rights, restricted stock, performance shares and performance units and other stock-based awards (the foregoing collectively "Awards") to certain officers and employees of the Company and its subsidiaries. The 1996 Plan is designed to advance the interests of Holdings and the Company by providing an additional incentive to attract and retain qualified and competent persons through the encouragement of stock ownership or stock appreciation rights in Holdings.

        The 1996 Plan permits the Company's Compensation Committee to grant, from time to time, options to purchase an aggregate of up to 106,250 shares of Common Stock. The vesting periods for awards and the expiration dates for exercisability of Awards granted under the 1996 Plan are determined by the Compensation Committee; however, the exercise period for an option granted under the 1996 Plan may not exceed ten years from the date of the grant. The Compensation Committee is authorized to grant options under the 1996 Plan to all eligible employees of the Company and its subsidiaries, including executive officers and directors (other than outside Directors and members of the Compensation Committee). As of March 15, 1997, the only options outstanding under the 1996 Plan are governed by the Option Agreements, each as described below.

        The option exercise price per share of any option granted under the 1996 Plan is determined by the Compensation Committee; however, in no event shall the option price per share of any option intended to qualify as an Incentive Stock Option be less than the fair market value of the Common Stock on the date such option is granted. Payment of such option exercise price shall be made (i) in cash, (ii) by delivering shares of Common Stock already owned by the holder of such options, (iii) by delivering a promissory note payable over a three year period and bearing interest at the rate provided under Section 1274(d) of the Internal Revenue Code of 1986, as amended from time to time or (iv) by a combination of any of the foregoing, in accordance with the terms of the 1996 Plan, the applicable stock option agreement and any applicable guidelines of the Compensation Committee in effect at the time.

        Pursuant to the 1996 Plan, in the event of a Change of Control (as defined in the 1996 Plan, any or all Stock Options (as defined in the 1996 Plan) and Stock Appreciation Rights (as defined in the 1996 Plan) still outstanding shall, notwithstanding any contrary terms of the Award Agreement (as defined in the 1996 Plan), accelerate and become exercisable in full at least ten days prior to (and shall expire on) the consummation of such Change of Control, on such conditions as the Compensation Committee shall determine, unless the successor corporation assumes the outstanding Stock Options or Stock Appreciation Rights or substitutes substantially equivalent options.

               The New 1996 Plan. The 1996 Plan will be replaced at the MD Closing by the New 1996 Plan. The New 1996 Plan will be subject to substantially similar terms as the 1996 Plan, provided, however, that, pursuant to the New 1996 Plan, in the event that the holder of an option issued pursuant to the New 1996 Plan elects to pay the exercise price of such option by delivering a promissory note, such promissory note may be either (i) unsecured and fully recourse against the holder of such option or (ii) nonrecourse but secured by the shares of Common Stock being purchased by such exercise and by other assets having a fair market value equal to not less than forty percent of the exercise price of such option and, in either event, such note shall mature on the fifth anniversary of the date thereof.

               In addition, pursuant to the New 1996 Plan, in the event of a Change of Control (as defined in the New 1996 Plan) during the term of employment with Carrols of a holder of an option issued under the New 1996 Plan, the portion of any such option that is not vested shall vest and become exercisable in full on the date of such Change of Control. In addition, as soon as practicable but in no event later than thirty days prior to the occurrence of a Change of Control, the Compensation Committee shall notify any holder of an option granted under the New 1996 Plan of such Change of Control. Further, upon a Change of Control that qualifies as an Approved Sale (as defined in the New 1996 Plan) in which the outstanding Common Stock is converted or exchanged for or becomes a right to receive any cash, property or securities other than Illiquid Consideration (as defined in the New 1996 Plan), (i) each option granted under the New 1996 Plan shall become exercisable solely for the amount of such cash, property or securities that the holder of such option would have been entitled to had such option been exercised immediately prior to such event
(ii) the holder of such option shall be given an opportunity to either (A) exercise such option prior to the consummation of the Approved Sale and participate in such sale as a holder of Common Stock or (B) upon consummation of the Approved Sale, receive in exchange for such option consideration equal to the amount determined by multiplying (1) the same amount of consideration per share of Common Stock received by the holders of Common Stock in connection with the Approved Sale less the exercise price per share of Common Stock of such option to acquire Common Stock by (2) the number of shares of Common Stock represented by such option; and (iii) to the extent such option is not exercised prior to or simultaneous with such Approved Sale, any such option shall be canceled.

DESCRIPTION OF EMPLOYMENT AGREEMENTS

        Vituli Employment Agreements. Upon the consummation of the Atlantic Transaction, the Company entered into an Amended and Restated Employment Agreement (the "Vituli Employment Agreement"), dated as of April 3, 1996, with Alan Vituli pursuant to which Mr. Vituli serves as Chairman of the Board and Chief Executive Officer of the Company. The term of Mr. Vituli's employment under the Vituli Employment Agreement is deemed to have commenced on January 1, 1995 and is for an initial term from such deemed commencement date of three years, provided, however, that the employment term automatically renews for successive one-year terms unless either the Company or Mr. Vituli elects not to renew by giving written notice to the other at least 90 days before a scheduled expiration date. Pursuant to the Vituli Employment Agreement, Mr. Vituli received a base salary of $350,000 in 1995, which amount is subject to a consumer price index increase for the second and third years of the term. Beginning in 1998, the base salary for each year thereafter will be increased in accordance with the recommendation of the Compensation Committee. Pursuant to the Vituli Employment Agreement, Mr. Vituli participates in the Executive Bonus Plan of the Company and all stock option programs of the Company applicable to executive employees. In addition, pursuant to the Vituli Employment Agreement, the Company is responsible for maintaining the premium payments on a split-dollar life insurance policy on the life of Mr. Vituli providing a death benefit of $1.5 million payable to an irrevocable trust designated by Mr. Vituli.

        On the date of the MD  Closing,  the  Company  will  enter into a Second
Amended  and  Restated   Employment   Agreement  (the  "New  Vituli   Employment
Agreement") with Alan Vituli, which shall amend and restate the Vituli Employment Agreement. Pursuant to the New Vituli Employment Agreement, Mr. Vituli will continue to serve as Chairman of the Board and Chief Executive Officer of the Company. The New Vituli Employment Agreement shall be for an initial term of four years, commencing on the date of the MD Closing and will be subject to automatic renewals for successive one-year terms unless either the Company or Mr. Vituli elects not to renew by giving written notice to the other at least 90 days before a scheduled expiration date. Pursuant to the New Vituli Employment Agreement, Mr. Vituli will receive a base salary of $400,000 for the first year of the term, which amount increases annually by at least $25,000 subject to additional increases that may be authorized by the Compensation Committee. Pursuant to the New Vituli Employment Agreement, Mr. Vituli will participate in the Executive Bonus Plan of the Company and any stock option plan of the Company applicable to executive employees. The New Vituli Employment Agreement also will require that the Company is responsible for maintaining the premium payments on a split-dollar life insurance policy on the life of Mr. Vituli providing a death benefit of $1.5 million payable to an irrevocable trust designated by Mr. Vituli.

        Accordino Employment Agreements. Upon the consummation of the Atlantic Transaction, the Company entered into an Amended and Restated Employment Agreement (the "Accordino Employment Agreement"), dated as of April 3, 1996, with Daniel T. Accordino pursuant to which Mr. Accordino serves as President and Chief Operating Officer of the Company. The term of Mr. Accordino's employment under the Accordino Employment Agreement is deemed to have commenced on January 1, 1995 and is for an initial term from such deemed commencement date of three years, provided, however, that the employment term automatically renews for successive one-year terms unless either the Company or Mr. Accordino elects not to renew by giving written notice to the other at least 90 days before a scheduled expiration date. Pursuant to the Accordino Employment Agreement, Mr. Accordino received a base salary of $250,000 in 1995, which amount is subject to a consumer price index increase for the second and third years of the term. Beginning in 1998, the base salary for each year thereafter will be increased in accordance with the recommendation of the Compensation Committee. Pursuant to the Accordino Employment Agreement, Mr. Accordino participates in the Executive Bonus Plan of the Company and all stock option programs of the Company applicable to executive employees. In addition, pursuant to the Accordino Employment Agreement, the Company is responsible for maintaining the premium payments on a split-dollar life insurance policy on the life of Mr. Accordino providing a death benefit of $1 million payable to an irrevocable trust designated by Mr. Accordino.

        On the date of the MD Closing, the Company will enter into a Second Amended and Restated Employment Agreement (the "New Accordino Employment Agreement") with Daniel T. Accordino, which shall amend and restate the Accordino Employment Agreement. Pursuant to the New Accordino Employment Agreement, Mr. Accordino will continue to serve as President and Chief Operating Officer of the company. The New Accordino Employment Agreement shall be for an initial term of four years, commencing on the date of the MD Closing and will be subject to automatic renewal for successive one-year terms unless either the Company or Mr. Accordino elects not to renew by giving written notice to the other at least 90 days before a scheduled expiration date. Pursuant to the New Accordino Employment Agreement, Mr. Accordino will receive a base salary of $300,000 for the first year of the term, which amount increases annually by at least $20,000 subject to additional increases that may be authorized by the Compensation Committee. Pursuant to the New Accordino Employment Agreement, Mr. Accordino will participate in the Executive Bonus Plan of the Company and any stock option plan of the Company applicable to executive employees. The New Accordino Employment Agreement also will require that the Company is responsible for maintaining the premium payments on a split-dollar life insurance policy on the life of Mr. Accordino providing a death benefit of $1 million payable to an irrevocable trust designated by Mr. Accordino.

DESCRIPTION OF OPTION AGREEMENTS

        OPTION AGREEMENTS PURSUANT TO STOCK OPTION PLANS

        Vituli Plan Option Agreements. On December 30, 1996 (during the Company's 1997 fiscal year), pursuant to the Atlantic Transaction, the Company granted to Alan Vituli, under the 1996 Plan, an option (the "Vituli Option") to purchase 43,350 shares of Common Stock. The Vituli Option (i) was immediately exercisable with regard to 15,300 shares of Common Stock at an exercise price of $110.00 per share and (ii) becomes exercisable on December 31, 1997 with regard to (a) 15,300 shares of Common Stock at an exercise price of $130.00 per share and (b) 12,750 shares of Common Stock at an exercise price of $140.00 per share. Pursuant to its terms, the Vituli Option may not be exercised after the earlier of a Change in Control (as defined in the 1996 Plan) and the tenth anniversary of the date of grant.

        On the date of the MD Closing, the Vituli Option will be canceled and Holdings will grant to Mr. Vituli, under the New 1996 Plan, an option (the "New Vituli Plan Option") to purchase 43,350 shares of Common Stock at an exercise price of $101.7646 per share. The New Vituli Plan Option shall have a term of ten years from the date of grant and shall (i) become exercisable on the date of grant with regard to 15,300 shares of Common Stock and (ii) shall become exercisable (a) on December 31, 1997 with regard to 5,610 shares of Common Stock, (b) on December 31, 1998 with regard to 5,610 shares of Common Stock, (c) on December 31, 1999 with regard to 5,610 shares of Common Stock and (d) on December 31, 2000 with regard to 11,220 shares of Common Stock.

        Accordino Plan Option Agreements. On December 30, 1996 (during the Company's 1997 fiscal year), pursuant to the Atlantic Transaction, the Company granted to Daniel T. Accordino, under the 1996 Plan, an option (the "Accordino Option") to purchase 28,900 shares of Common Stock. The Accordino Option (i) was immediately exercisable with regard to 10,200 shares of Common Stock at an exercise price of $110.00 per share and (ii) becomes exercisable on December 31, 1997 with regard to (a) 10,200 shares of Common Stock at an exercise price of $130.00 per share and (b) 8,500 shares of Common Stock at an exercise price of $140.00 per share. Pursuant to its terms, the Accordino Option may not be exercised after the earlier of a Change in Control (as defined in the 1996 Plan) and the tenth anniversary of the date of grant.

        On the date of the MD Closing, the Accordino Option will be canceled and the Company will grant to Mr. Accordino, under the New 1996 Plan, an option (the "New Accordino Plan Option") to purchase 28,900 shares of Common Stock at an exercise price of $101.7646 per share. The New Accordino Plan Option shall have a term of ten years from the date of grant and shall (i) become exercisable on the date of grant with regard to 10,200 shares of Common Stock and (ii) shall become exercisable (a) on December 31, 1997 with regard to 3,740 shares of Common Stock, (b) on December 31, 1998 with regard to 3,740 shares of Common Stock, (c) on December 31, 1999 with regard to 3,740 shares of Common Stock and
(d) on December 31, 2000 with regard to 7,480 shares of Common Stock.

        OTHER OPTION AGREEMENTS

        Vituli Non-Plan Option Agreement. On the date of the MD Closing, Holdings will grant to Mr. Vituli a nonqualified stock option (the "Vituli Non-Plan Option") to purchase 29,480 shares of Common Stock at an exercise price of $101.7646. The Vituli Non-Plan Option shall have a term of ten years from the date of grant and shall become exercisable in five equal parts on the five consecutive anniversaries of the date of grant. The Vituli Non-Plan Option will have substantially the same terms as options issued under the New 1996 Plan with respect to (i) the method of payment of the exercise price of the Vituli Non-Plan Option and (ii) the effect of a Change in Control (as defined in the New 1996 Plan) on the Vituli Non-Plan Option.

        Accordino Non-Plan Option Agreement. On the date of the MD Closing, Holdings will grant to Mr. Accordino a nonqualified stock option (the "Accordino Non-Plan Option") to purchase 2,579 shares of Common Stock at an exercise price of $101.7646. The Accordino Non-Plan Option shall have a term of ten years from the date of grant and shall become exercisable in five equal parts on the five consecutive anniversaries of the date of grant.

        The Accordino Non-Plan Option will have substantially the same terms as the Vituli Non-Plan Option.

        Zirkman  Non-Plan  Option  Agreement.  On the  date  of the MD  Closing,
Holdings will grant to Joseph A. Zirkman a nonqualified stock option (the "Zirkman Non-Plan Option") to purchase 368 shares of Common Stock at an exercise price of $101.7646. The Zirkman Non-Plan Option shall have a term of ten years from the date of grant and shall become exercisable in five substantially equal parts on the five consecutive anniversaries of the date of grant.

        The Zirkman Non-Plan Option will have substantially the same terms as the Vituli Non-Plan Option.

ITEM 12.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

PRINCIPAL STOCKHOLDERS

        The following tables set forth the number and percentage of shares of voting common stock of the Company and of Holdings beneficially owned, as of March 15, 1997, by (i) all persons known by the Company to be the beneficial owners of more than 5% of the shares of such voting common stock, (ii) each Director of the Company who owns shares of such voting common stock, (iii) each executive officer of the Company included in the Summary Compensation Table above and (iv) all executive officers and Directors of the Company as a group.

                              CARROLS' COMMON STOCK

                                      NUMBER OF SHARES
NAME OF BENEFICIAL OWNER              BENEFICIALLY OWNED             PERCENT OF SHARES
------------------------              ------------------             -----------------
Carrols Holdings Corporation                              10                    100%
968 James Street
Syracuse, New York 13203


                             HOLDINGS' COMMON STOCK


                                      NUMBER OF SHARES
NAME OF BENEFICIAL OWNER              BENEFICIALLY OWNED (a)         PERCENT OF SHARES (a)
------------------------              ---------------------          ---------------------
Atlantic Restaurants, Inc.                           850,000                    100%
Deemer Corporation (b)                               131,876                   13.4%
Alan Vituli (c)                                       15,300                    1.8%
Daniel T. Accordino (d)                               10,200                    1.2%
Joseph A. Zirkman                                        ---                    ---
Richard V. Cross                                         ---                    ---
Richard H. Liem                                          ---                    ---
Directors and executive officers of
Carrols as a group (13 persons)                       25,500                    2.9%




        (a) As used in this table, "beneficial ownership" means the sole or shared power to vote, or to direct the voting of, a security, or the sole or shared investment power with respect to a security (i.e., the power to dispose of, or to direct the disposition of, a security). For purposes of this table, a person is deemed as of any date to have "beneficial ownership" of any security that such person has the right to acquire within 60 days after such date. As calculated in this table, the percent of shares is the percent of each beneficial owner's shares to the total shares of Holdings' common stock outstanding plus the shares to which that person has a right to acquire within 60 days.

        (b) Consists of currently exercisable warrants (the "Warrants") for the purchase of 119,195 shares of Holdings voting common stock at $3.590 per share and 12,681 shares of Holdings voting common stock at $3.701 per share. The address for Deemer Corporation ("Deemer") is 276 Fifth Avenue, New York, New York 10001. Holdings has the option to purchase the Warrants from Deemer for
$19.033 per warrant if exercised before November 2, 1997, and $19.109 if exercised after November 1, 1997. The option expires on November 1, 2000. Deemer purchased the Warrants from Heller on November 2, 1995 for the sum of $2,500,000 and borrowed the purchase price from Holdings which loan was secured by a collateral pledge of the shares of Deemer and the Warrants. The Company intends to exercise its option to purchase the Warrants from Deemer upon the consummation of the MD Investment.

        (c) Consists of currently exercisable stock options to purchase Common Stock. The address of Mr. Vituli is c/o Carrols Corporation, 968 James Street, Syracuse, New York 13203.

        (d) Consists of currently exercisable stock options to purchase Common Stock. The address of Mr. Accordino is c/o Carrols Corporation, 968 James Street, Syracuse, New York 13203.

ITEM 13.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

        None

ITEM 14.       EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

               (a)    Financial Statements

                      CARROLS CORPORATION AND SUBSIDIARIES:

                                                                                          Page
                                                                                          ----
                      Opinion of Independent Certified                                  F-1 to
                      Public Accountants                                                   F-2

                      Financial Statements:

                      Consolidated Balance Sheets                                       F-3 to
                                                                                           F-4

                      Consolidated Statements of Operations                                F-5

                      Consolidated Statements of Stockholder's Deficit                     F-6

                      Consolidated Statements of Cash Flows                             F-7 to
                                                                                           F-8

                      Notes to Consolidated Financial                                   F-9 to
                      Statements                                                          F-20


               (b)    Financial Statement Schedules

Schedule              Description                                                         Page
--------              -----------                                                         ----
                      CARROLS CORPORATION AND SUBSIDIARIES:

II                    Valuation and Qualifying Accounts                                   F-21



        Schedules other than those listed are omitted for the reason that they are not required, not applicable, or the required information is shown in the financial statements or notes thereto.

        Separate financial statements of the Company are not filed for the reasons that (1) consolidated statements of the Company and its consolidated subsidiaries are filed and (2) the Company is primarily an operating Company and all subsidiaries included in the consolidated financial statements filed are wholly-owned, and indebtedness of all subsidiaries included in the consolidated financial statements to any person other than the Company does not exceed 5% of the total assets as shown by the Consolidated Balance Sheet at December 31, 1996.

               (c)    Exhibits Required by Item 601 of Regulation S-K


                                                        INCORPORATION BY REFERENCE TO THE FOLLOWING
                                                           INSTRUMENTS PREVIOUSLY FILED WITH THE
EXHIBIT NUMBER          DESCRIPTION                          SECURITIES AND EXCHANGE COMMISSION
--------------          -----------                      ------------------------------------------
      2.1      Purchase and Sale Agreement dated        Exhibit 2.1 to the Company's 1994 Annual
               February 10, 1994 between Carrols        Report on Form 10-K
               Corporation, as Purchaser, and KIN
               Restaurant, Inc., as Seller

      2.2      Purchase and Sale Agreement dated        Exhibit 2.2 to the Company's 1994 Annual
               April 18, 1994 among Carrols             Report on Form 10-K
               Corporation, as Purchaser, and Riva
               Development Corporation and John Riva,
               as Seller

      2.3      Purchase and Sale Agreement dated May    Exhibit 2.3 to the Company's 1994 Annual
               31, 1994 among Carrols Corporation, as   Report on Form 10-K
               Purchaser, and Michael P. Jones and
               Donald M. Cepiel, Sr., and the
               corporations listed therein

      2.4      Securities Purchase Agreement dated as   Exhibit 2.1 to the Company's current report
               of March 6, 1996, by and among           on Form 8-K filed March 21, 1996
               Atlantic Restaurants, Inc., Carrols
               Holdings Corporation, Carrols
               Corporation and certain Selling
               Shareholders

      2.5      Deferred Securities  Purchase Agreement  Exhibit  2.2  to  the
               dated as of March 6, 1996 by and among   Company's  current  report on
               Atlantic Restaurants, Inc., Alan         Form 8-K filed March 21, 1996
               Vituli and Pryor, Cashman, Sherman &
               Flynn

      3.1      Restated Certificate of Incorporation    Exhibit 3.(3)(a) to the Company's 1987
                                                        Annual Report on Form 10-K

      3.2      Certificate of Amendment of the
               Restated Certificate of Incorporation

      3.3      Restated By-laws                         Exhibit 3.(3)(b) to the Company's 1987
                                                        Annual Report on Form 10-K

      4.1      Indenture dated as of August 17, 1993    Exhibit 4.1 to Amendment No. 3 to the
               among Holdings, the Company and Marine   Company's Registration Statement on Form
               Midland Bank, N.A.                       S-1 (Number 3365100) filed August 10, 1993

                                                             INCORPORATION BY REFERENCE TO THE
                                                          FOLLOWING INSTRUMENTS PREVIOUSLY FILED
EXHIBIT NUMBER             DESCRIPTION                 WITH THE SECURITIES AND EXCHANGE COMMISSION
--------------             -----------                 -------------------------------------------
     10.1      First Amended and Restated Loan          Exhibit 10.1 to the Company's 1987 Annual
               Security and Preferred Stock Purchase    Report on Form 10-K
               Agreement by and among Carrols Merger
               Corporation, Carrols Holdings
               Corporation and Heller Financial, Inc.
               dated as of December 22, 1986

     10.2      Second Amended and Restated Loan and     Exhibit 10.15 to the Company's 1992 Annual
               Security Agreement by and among          Report on Form 10-K
               Carrols Corporation, Carrols Holdings
               Corporation and Heller Financial, Inc.
               dated as of September 15, 1992

     10.3      Senior Subordinated Credit Agreement     Exhibit 10.17 to the Company's Annual
               dated as of September 15, 1992 between   Report on Form 10-K

               Carrols Corporation, Carrols Holdings
               Corporation and World Subordinated
               Debt Partners, L.P.

     10.4      Third Amended and Restated Loan and      Exhibit 10.19 to Amendment No. 2 to the
               Security Agreement by, and among         Company's Form S-1 Registration Statement
               Carrols Corporation, Carrols Holdings    filed August 4, 1993
               Corporation and Heller Financial, Inc.
               dated as of August 9, 1993

     10.5      First Amendment to Third Amended and     The Company's 1993 Annual Report on Form
               Restated Loan and Security Agreement     10-K
               by and among Carrols Corporation,
               Carrols Holdings Corporation and
               Heller Financial, Inc. dated as of
               October 27, 1993

     10.6      Second Amendment to Third Amended and    The Company's 1993 Annual Report on Form
               Restated Loan and Security Agreement     10-K
               by and among Carrols Corporation,
               Carrols Holdings Corporation and
               Heller Financial, Inc. dated as of
               March 11, 1994


                                                             INCORPORATION BY REFERENCE TO THE
                                                          FOLLOWING INSTRUMENTS PREVIOUSLY FILED
EXHIBIT NUMBER             DESCRIPTION                 WITH THE SECURITIES AND EXCHANGE COMMISSION
--------------             -----------                 -------------------------------------------
     10.7      Third Amendment to Third Amended and     Exhibit 10.9 to the Company's 1994 Annual
               Restated Loan and Security Agreement     Report on Form 10-K
               among Carrols Holdings Corporation,
               Carrols Corporation and Heller
               Financial, Inc. dated as of May 2, 1994

     10.8      Fourth Amendment to Third Amended and    Exhibit 10.10 to the Company's 1994 Annual
               Restated Loan and Security Agreement     Report on Form 10-K
               among Carrols Holdings Corporation,
               Carrols Corporation and Heller
               Financial, Inc. dated as of December
               20, 1994

     10.9      Supply Agreement between ProSource       Exhibit 10.11 to the Company's 1994 Annual
               Services Corporation and Carrols         Report on Form 10-K
               Corporation dated April 1, 1994

     10.10     Fifth Amendment to Third Amended and
               Restated Loan and Security Agreement
               among Carrols Holdings Corporation,
               Carrols Corporation and Heller
               Financing, Inc. dated as of February
               22, 1995

     10.11     Sixth Amendment to Third Amended and
               Restated Loan and Security Agreement
               among Carrols Holdings Corporation,
               Carrols Corporation and Heller
               Financing, Inc. dated as of February
               14, 1996

     10.12     Stock Purchase Agreement dated as of
               February 25, 1997 by and among Madison
               Dearborn Capital Partners, L.P.,
               Madison Dearborn Capital Partners II,
               L.P., Atlantic Restaurants, Inc. and
               Carrols Holdings Corporation

     10.13     1994 Regional Directors Bonus Plan       Exhibit 10.19 to the Company's 1994 Annual
                                                        Report on Form 10-K


                                                             INCORPORATION BY REFERENCE TO THE
                                                          FOLLOWING INSTRUMENTS PREVIOUSLY FILED
EXHIBIT NUMBER             DESCRIPTION                 WITH THE SECURITIES AND EXCHANGE COMMISSION
--------------             -----------                 -------------------------------------------
     10.14     Carrols Corporation Corporate            Exhibit 10.21 to the Company's 1994 Annual
               Employee's Savings Plan dated December   Report on Form 10-K
               31, 1994

     10.15     Commitment Letter from Texas Commerce
               Bank National Association and Chase
               Securities Inc. and accepted and
               agreed to by Carrols Corporation as of
               January 8, 1997

     10.16     Escrow Agreement dated as of March 6,    Exhibit 2.3 to the Company's Current
               1996 by and among Atlantic               Report on Form 8-K filed March 21, 1996
               Restaurants, Inc., Bahrain
               International Bank (E.C.), Carrols
               Holdings Corporation, Carrols
               Corporation, certain selling
               shareholders and Baer Marks & Upham
               L.L.P.

     10.17     Seventh Amendment to Third Amended and   Exhibit 10.27 to the Company's current
               Restated Loan and Security Agreement     report on Form 8-K filed April 10, 1996
               by and among Heller Financial, Inc.,
               Carrols Holdings Corporation and
               Carrols Corporation dated as of April
               3, 1996

     10.18     Amended and Restated  Employment         Exhibit 10.23 to the Company's
               Agreement dated as of                    Current Report on Form 8-K
               April 3, 1996 by and between Carrols     filed on April 10, 1996
               Corporation and Alan Vituli

     10.19     Amended and Restated Employment          Exhibit 10.24  to the Company's Current
               Agreement dated as of April 3, 1996 by   Report on Form 8-K filed on April 10, 1996
               and between Carrols Corporation and
               Daniel T. Accordino

     10.20     Carrols Corporation 1996 Long-Term
               Incentive Plan

     10.21     Stock Option Agreement dated as of
               December 30, 1996 by and between
               Carrols Corporation and Alan Vituli

                                                             INCORPORATION BY REFERENCE TO THE
                                                          FOLLOWING INSTRUMENTS PREVIOUSLY FILED
EXHIBIT NUMBER             DESCRIPTION                 WITH THE SECURITIES AND EXCHANGE COMMISSION
--------------             -----------                 -------------------------------------------
     10.22     Stock Option Agreement dated as of
               December 30, 1996 by and between
               Carrols Corporation and Daniel T.
               Accordino

     10.23     Form of Stockholders Agreement by and
               among Carrols Holdings Corporation,
               Madison Dearborn Capital Partners,
               L.P., Madison Dearborn Capital
               Partners II, L.P., Atlantic
               Restaurants, Inc., Alan Vituli, Daniel
               T. Accordino and Joseph A. Zirkman

     10.24     Form of Registration Agreement by and
               among Carrols Holdings Corporation,
               Atlantic Restaurants, Inc., Madison
               Dearborn Capital Partners, L.P.,
               Madison Dearborn Capital Partners II,
               L.P., Alan Vituli, Daniel T. Accordino
               and Joseph A. Zirkman


     10.25     Form of Second Amended and Restated
               Employment Agreement by and between
               Carrols Corporation and Alan Vituli

     10.26     Form of Second Amended and Restated
               Employment Agreement by and between
               Carrols Corporation and Daniel T.
               Accordino

     10.27     Form of Carrols Holdings Corporation
               1996 Long-Term Incentive Plan

     10.28     Form of Stock Option Agreement by and
               between Carrols Holdings Corporation
               and Alan Vituli

     10.29     Form of Stock Option Agreement by and
               between Carrols Holdings Corporation
               and Daniel T. Accordino

                                                             INCORPORATION BY REFERENCE TO THE
                                                          FOLLOWING INSTRUMENTS PREVIOUSLY FILED
EXHIBIT NUMBER             DESCRIPTION                 WITH THE SECURITIES AND EXCHANGE COMMISSION
--------------             -----------                 -------------------------------------------
     10.30     Form of Unvested Stock Option
               Agreement by and between Carrols
               Holdings Corporation and Alan Vituli

     10.31     Form of Unvested Stock Option
               Agreement by and between Carrols
               Holdings Corporation and Daniel T.
               Accordino

     10.32     Form of Unvested Stock Option
               Agreement by and between Carrols
               Holdings Corporation and Joseph A.
               Zirkman

     16.1      Letter re change in certifying
               accountant

     22.1      Subsidiaries of the Registrant, all
               wholly-owned are:

               Carrols J.G. Corp.
               Carrols Realty Holdings Corp.
               Carrols Realty I Corp.
               Carrols Realty II Corp.
               CDC Theater Properties, Inc.
               H.N.S. Equipment & Leasing Corp.
               Quanta Advertising Corp.
               Confectionery Square Corp.
               Jo-Ann Enterprises, Inc.

               (d)    Reports on Form 8-K



               One report on Form 8-K, dated November 4, 1996, was filed during the quarter ended December 29, 1996 reporting a change of the Company's certifying accountant.

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized in the City of Syracuse, State of New York on the 25th day of March, 1996

                                              CARROLS CORPORATION

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


           SIGNATURE                         TITLE                            DATE
           ---------                         -----                            ----
/s/Alan Vituli                   Director,  Chairman  and Chief          March 25, 1997
(Alan Vituli)                    Executive Officer


/s/Daniel T. Accordino           Director,  President and Chief          March 25, 1997
(Daniel T. Accordino)            Operating Officer

/s/ Robin McIlvenny              Director                                March 25, 1997
(Robin McIlvenny)

/s/ Paul Durrant                 Director                                March 25,1997
(Paul Durrant)

/s/ David Mathies                Director                                March 25,1997
(David Mathies)

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Carrols Corporation:

We have audited the accompanying consolidated balance sheet of Carrols Corporation (a wholly-owned subsidiary of Carrols Holdings Corporation) and subsidiaries as of December 29, 1996, and the related consolidated statements of operations, stockholder's deficit, and cash flows for the year then ended. These consolidated financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Carrols Corporation and subsidiaries as of December 29, 1996, and the results of their operations and their cash flows for the year then ended, in conformity with generally accepted accounting principles.

Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule for the year ended December 29, 1996 listed in the index at Item 14 is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                          /s/ Arthur Andersen LLP


Rochester, New York
  March 7, 1997

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors of
 Carrols Corporation

We have audited the consolidated balance sheet of Carrols Corporation (a wholly owned subsidiary of Carrols Holdings Corporation) and Subsidiaries as of December 31, 1995 and the related consolidated statements of operations, stockholder's deficit and cash flows for each of the two years in the period ended December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Carrols
Corporation and Subsidiaries as of December 31, 1995, and the consolidated results of their operations and their cash flows for each of the two years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.

Our audit was conducted for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The accompanying schedule for the years ended December 31, 1995 and 1994 as listed in Item 14 of the Form 10-K is presented for purposes of additional analysis and is not a required part of the basic consolidated financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic consolidated financial statements taken as a whole.
                                          /s/ Coopers & Lybrand, L.L.P.

Syracuse, New York
March 1, 1996

                      CARROLS CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                           DECEMBER 31, 1996 AND 1995

                                   -----------


               ASSETS                                                        1996              1995
                                                                             -----             ----

Current assets:
  Cash and cash equivalents                                            $ 1,314,000       $ 1,463,000
  Trade and other receivables net of
   reserves of $310,000 and $419,000
   for 1996 and 1995, respectively                                         793,000           688,000
  Inventories                                                            2,163,000         2,292,000
  Prepaid real estate taxes                                                725,000           664,000
  Deferred income taxes                                                  3,264,000         3,641,000
  Prepaid expenses and other current assets                                932,000           830,000
                                                                       -----------       -----------
      Total current assets                                               9,191,000         9,578,000
                                                                       -----------       -----------

Property and equipment, at cost:
  Land                                                                   9,066,000         6,888,000
  Buildings and improvements                                            16,175,000        15,049,000
  Leasehold improvements                                                38,816,000        36,260,000
  Equipment                                                             46,834,000        42,361,000
  Capital leases                                                        14,548,000        15,352,000
                                                                       -----------       -----------
                                                                       125,439,000       115,910,000
  Less accumulated depreciation
   and amortization                                                   (63,356,000)       (59,631,000)
                                                                      ------------       -----------
      Net property and equipment                                        62,083,000        56,279,000
                                                                      ------------       -----------
Franchise rights, at cost (less accumulated amortization of
$21,787,000 and 19,648,000 for 1996 and 1995, respectively)
                                                                        46,203,000        44,582,000
Beneficial leases, at cost (less accumulated
  amortization of $7,748,000 and $7,655,000
  for 1996 and 1995, respectively)                                       6,907,000         7,705,000

Excess of cost over fair value of assets acquired
  (less accumulated amortization
  of $578,000 and $520,000 for 1996 and
  1995, respectively)                                                    1,733,000         1,791,000
Deferred income taxes                                                    6,637,000         6,420,000

Other assets                                                             5,834,000         8,709,000
                                                                      ------------      ------------
                                                                      $138,588,000      $135,064,000
                                                                      ============      ============



The accompanying notes are an integral part of these balance sheets.

                      CARROLS CORPORATION AND SUBSIDIARIES

                           DECEMBER 31, 1996 AND 1995

                                   -----------


LIABILITIES AND STOCKHOLDER'S DEFICIT                                     1996             1995
                                                                          ----             ----
Current liabilities:
  Current portion of long-term debt                                    $    8,000         $  258,000
  Current portion of capital lease obligations                            574,000            644,000
  Accounts payable                                                      9,319,000          8,909,000
  Accrued liabilities:
    Taxes                                                               2,334,000          1,426,000
    Payroll and employee benefits                                       3,837,000          4,000,000
    Interest                                                            4,741,000          4,809,000
    Other                                                               3,382,000          3,134,000
                                                                        ---------         ----------
        Total current liabilities                                      24,195,000         23,180,000

Long-term debt, net of current portion                                118,180,000        116,375,000
Capital lease obligations, net of current portion                       2,503,000          3,301,000
Deferred income - sale/leaseback of real estate                         2,154,000          1,773,000
Accrued postretirement benefits                                         1,522,000          1,424,000
Other liabilities                                                       1,696,000          1,927,000
                                                                      -----------        -----------
        Total liabilities                                             150,250,000        147,980,000
                                                                      -----------        -----------

Commitments and contingencies

Stockholder's deficit:
  Common stock, par value $1; authorized
    1,000 shares, issued and outstanding -
    10 shares                                                                  10                 10
  Additional paid-in capital                                            1,411,990            840,990
  Accumulated deficit                                                (10,574,000)       (13,757,000)
  Less: note receivable - redemption of warrants                      (2,500,000)
                                                                     -----------       ------------
        Total stockholder's deficit                                  (11,662,000)       (12,916,000)
                                                                    ------------       ------------
                                                                    $138,588,000       $135,064,000
                                                                    ============       ============

The accompanying notes are an integral part of these balance sheets.

                      CARROLS CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

                                   -----------




                                                          1996               1995               1994
                                                       (52 WEEKS)         (52 WEEKS)         (52 WEEKS)
                                                       ----------         ----------         ----------
Revenues:
  Sales                                               $240,809,000      $226,257,000        $203,927,000
  Other income                                             316,000           201,000             327,000
                                                      ------------      ------------        ------------
                                                       241,125,000       226,458,000         204,254,000
                                                      ------------      ------------        ------------

Costs and expenses:

  Cost of sales                                         68,031,000        63,629,000          57,847,000
  Restaurant wages and related expenses                 70,894,000        65,932,000          59,934,000
  Other restaurant operating expenses                   48,683,000        45,635,000          42,390,000
  Depreciation and amortization                         11,015,000        11,263,000          11,259,000
  Administrative expenses                               10,703,000        10,635,000           9,449,000
  Advertising expense                                   10,798,000         9,764,000           8,785,000
  Loss on closing restaurants and other                                                        1,800,000
  Costs associated with change of control                  509,000
                                                       -----------       -----------         -----------
      Total operating expenses                         220,633,000       206,858,000         191,464,000
                                                       -----------       -----------         -----------

    Operating income                                    20,492,000        19,600,000          12,790,000

  Interest expense                                      14,209,000        14,500,000          14,456,000
                                                        ----------        ----------          ----------

    Income (loss) before taxes                           6,283,000         5,100,000         (1,666,000)

(Provision) benefit for taxes                           (3,100,000)        9,826,000           (165,000)
                                                       -----------       -----------        -----------
    NET INCOME (LOSS)                                  $ 3,183,000       $14,926,000        $(1,831,000)
                                                       ===========       ===========        ===========










The accompanying notes are an integral part of the financial statements.

                      CARROLS CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDER'S DEFICIT

                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

                                   -----------



                                                           ADDITIONAL                            TOTAL
                                               COMMON        PAID-IN        ACCUMULATED        STOCKHOLDER'S
                                                STOCK        CAPITAL          DEFICIT           DEFICIT
                                               ------       ---------       -----------        ---------
Balances at December 31, 1993                    $ 10      $ 4,447,990      $(26,852,000)    $ (22,404,000)
Net loss                                                                      (1,831,000)       (1,831,000)
Dividends declared                                          (2,973,000)                         (2,973,000)
                                                  ---      -----------      ------------     -------------
Balances at December 31, 1994                      10        1,474,990       (28,683,000)      (27,208,000)
Net income                                                                    14,926,000        14,926,000
Dividends declared                                            (636,000)                           (636,000)
Exercise of stock options                                        2,000                               2,000
                                                  ---      -----------      ------------     -------------

Balances at December 31, 1995                      10          840,990       (13,757,000)      (12,916,000)
Net income                                                                     3,183,000         3,183,000
Dividends declared                                          (1,000,000)                         (1,000,000)
Exercise of stock options                                       12,000                              12,000
Tax benefit related to stock
  options canceled due to change
  of control                                                 1,559,000                           1,559,000
Note receivable-redemption of warrants                                                          (2,500,000)
                                                  ---      -----------      ------------     -------------
Balances at December 31, 1996                   $ 10       $ 1,411,990      $(10,574,000)    $ (11,662,000)
                                              =======      ===========      ============     =============













The accompanying notes are an integral part of the financial statements.

                      CARROLS CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

                                   -----------

                Increase (Decrease) in Cash and Cash Equivalents

                                                            1996              1995               1994
                                                         (52 WEEKS)         (52 WEEKS)         (52 WEEKS)
                                                        -----------         ----------         ----------
Cash flows from operating activities:
  Net income (loss)                                       $ 3,183,000        $14,926,000      $ (1,831,000)
    Adjustments to reconcile net income
    (loss) to net cash provided by
    operating activities:
      (Gain) loss on disposal of
         property and equipment                              (314,000)           156,000
      Depreciation and amortization                        11,015,000         11,263,000         11,259,000
      Non cash charges included
        in loss on closing restaurants
        and other                                                                                 1,800,000
      Deferred income taxes                                 1,719,000       (10,061,000)
      Change in operating assets and
        liabilities:

          Trade and other receivables                        (105,000)          (156,000)           100,000
          Inventories                                         129,000            (38,000)          (203,000)
          Prepaid expenses and other
            current assets                                   (174,000)           (45,000)          (256,000)
          Other assets                                       (611,000)           (80,000)          (494,000)
          Accounts payable                                    410,000          1,363,000          1,209,000
          Accrued interest                                    (68,000)           (90,000)            35,000
          Accrued liabilities and
            other                                             697,000          (556,000)          2,781,000
                                                          -----------         ----------         ----------
              Cash provided by operating
                activities                                15,881,000          16,682,000         14,400,000
                                                          -----------         ----------         ----------
Cash flows from investing activities:
  Capital expenditures:
    Real estate and equipment                             (9,642,000)         (4,846,000)        (4,509,000)
    Construction of new restaurants                       (4,714,000)         (2,607,000)        (1,357,000)
    Acquisition of restaurants                            (7,945,000)           (516,000)       (11,615,000)
    Franchise fees and renewals                             (899,000)           (569,000)          (158,000)
  Notes and mortgages issued                                (749,000)         (2,503,000)
  Payments received on notes, mortgages
    and capital subleases receivable                          39,000              32,000            112,000
  Disposal of property, equipment
    and franchise rights                                   2,342,000              17,000            569,000
  Other investments                                        1,330,000          (1,356,000)
                                                          -----------         ----------        -----------
              Net cash used for
                investing activities                     (20,238,000)        (12,348,000)       (16,958,000)
                                                          ----------         ----------         -----------



The accompanying notes are an integral part of the financial statements.

                                    Continued

                      CARROLS CORPORATION AND SUBSIDIARIES

                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

                                   -----------

                Increase (Decrease) in Cash and Cash Equivalents

                                                                 1996            1995                1994
                                                               (52 WEEKS)     (52 WEEKS)         (52 WEEKS)
                                                               ----------  -------------         ----------
Cash flows from financing activities:
  Proceeds from long-term debt                                $ 2,997,000       $ 4,376,000  $ 6,800,000
  Principal payments on long-term debt                           (154,000)       (7,181,000)    (267,000)
  Retirement of long-term debt                                   (450,000)                       (75,000)
  Purchase of senior notes                                       (838,000)       (1,387,000)
  Proceeds from sale-leaseback transactions                     4,246,000           861,000      672,000
  Dividends paid                                               (1,000,000)         (636,000)  (3,473,000)
  Principal payments on capital leases                           (605,000)         (616,000)    (561,000)
  Exercise of employee stock options                               12,000             2,000
                                                              -----------        ----------   ----------
    Net cash provided by (used for)
     financing activities                                      4,208,000         (4,581,000)   3,096,000
                                                              -----------        ----------   ----------

    Increase (decrease) in cash
       and cash equivalents                                     (149,000)         (247,000)      538,000

Cash and cash equivalents,
  beginning of year                                            1,463,000         1,710,000     1,172,000
                                                             -----------         ----------   ----------

    CASH AND CASH EQUIVALENTS,
      END OF YEAR                                            $ 1,314,000       $ 1,463,000   $ 1,710,000
                                                             ===========        ===========   ==========


Supplemental disclosures:
  Interest paid on debt                                      $14,277,000        $14,590,000  $ 14,421,000
  Taxes paid                                                 $   393,000        $   153,000  $    126,000








The accompanying notes are an integral part of the financial statements.

                      CARROLS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                -------------
1.  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

At December 31, 1996 the Company operated, as franchisee, 232 fast food restaurants under the trade name "Burger King" in nine Northeastern and Midwestern states and one Southeastern state. As reported by Burger King Corporation ("BKC"), the Burger King system is the second largest "hamburger fast food" restaurant system in the United States in terms of sales and number of restaurants. The Company is the largest independent Burger King franchisee in the United States.

Cash and Cash Equivalents

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

At the time of retirement or other disposition, the cost and accumulated depreciation is removed from the accounts and any gain or loss is reflected in income. Depreciation expense for the years ended December 31, 1996, 1995 and 1994 was $7,300,000, $7,594,000 and $7,404,000, respectively.

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

                      CARROLS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                ------------
1.  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Income Taxes

The Company and its subsidiaries are included in the consolidated federal income tax return of Holdings through the date of the change of control at April 3, 1996. The Company and its subsidiaries will file separate federal income tax returns for the period April 4, 1996 to December 31, 1996.

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

Fair Value of Financial Instruments

The following methods were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that fair value:

Current Assets and Liabilities - The carrying value of cash and cash equivalents and accrued liabilities approximates fair value because of the short maturity of those instruments.

Senior Notes - The fair value of senior notes is based on quoted market prices. The recorded amount, as of December 31, 1996, approximates fair value.

Revolving Line of Credit and Acquisition Loan - Rates currently available to the Company for debt with similar terms and remaining maturities are used to estimate fair value. The recorded amount, as of December 31, 1996, approximates fair value.

                      CARROLS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   -----------

1.  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Self Insurance

The Company is self insured for workers compensation and general liability up to predetermined amounts above which third party insurance applies. Losses are accrued based upon the Company's estimates of the aggregate liability for claims incurred based on the Company's experience.

Stock-Based Compensation

In October 1995, Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation" was issued which sets forth a fair value method of recognizing stock based compensation expense. As permitted by SFAS No. 123, the Company intends to continue to measure compensation for such plans using the intrinsic value based method of accounting prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees" and will disclose the additional information relative to issued stock options and pro forma net income, as if the options granted were expensed at their estimated fair value at the time of grant. There was no effect on the Company's financial statements as a result of adopting this statement.

Fiscal Year

The Company uses a 52-53 week fiscal year ending on the Sunday closest to December 31. The financial statements included herein are as of December 29, 1996 (52 weeks), December 31, 1995 (52 weeks), and January 1, 1995 (52 weeks) and are referred to as the fiscal years ended December 31, 1996, 1995 and 1994, respectively.

Reclassification

Certain amounts for prior years have been reclassified to conform to the current year presentation.

2.  INVENTORIES

Inventories at December 31 consisted of:

                                                                         1996               1995
                                                                         ----               ----

               Raw materials (food and paper products)                 $ 1,386,000      $ 1,458,000
               Supplies                                                    777,000          834,000
                                                                       -----------      -----------
                                                                       $ 2,163,000      $ 2,292,000
                                                                       ===========      ===========


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

                      CARROLS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   -----------

3.  LEASES CONTINUED

Deferred gains of approximately $2,815,000 were recorded as a result of sale/leaseback transactions and are being amortized over the lives of the leases. These leases are operating leases, have a 20 year primary term with four five-year renewal options and provide for additional rent based on a percentage of sales in excess of predetermined levels. The net deferred gain of $2,154,000 and $1,773,000 at December 31, 1996 and 1995, respectively, is the result of these transactions.

Accumulated amortization pertaining to capital leases for the years ended December 31, 1996 and 1995 was $9,151,000 and $8,945,000, respectively.

Minimum rent commitments under noncancelable leases as of December 31, 1996, are as follows:


                                                  CAPITAL             OPERATING
                                                  -------             ---------
    Years Ending:
      1997                                        $927,000         $11,459,000
      1998                                         758,000          10,889,000
      1999                                         541,000          10,255,000
      2000                                         480,000           9,965,000
      2001                                         470,000           9,388,000
      2002 and thereafter                        1,758,000          78,886,000
                                                 ---------        ------------
    Total minimum lease payments                 4,934,000        $130,842,000
                                                                  ============
      Less amount representing interest
(7.7% to 16.6%)                                  1,857,000
                                                 ---------
    Total obligations under capital leases       3,077,000
      Less: current portion                        574,000
                                                ----------
    Long term obligations under capital leases  $2,503,000
                                                ==========



Total rent expense on operating leases, including percentage rent on both operating and capital leases, for the years ended December 31, was as follows:

                                                          1996                 1995             1994
                                                          ----                 ----             ----
    Minimum rent on real property                  $ 11,590,000        $ 11,108,000      $ 10,147,000
    Additional rent based on a
      percentage of sales                             2,700,000           2,548,000         1,917,000
    Equipment rent                                      167,000             164,000           109,000
                                                   ------------        ------------      ------------
                                                   $ 14,457,000        $ 13,820,000      $ 12,173,000
                                                   ============        ============      ============

                      CARROLS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   -----------

4.  LONG-TERM DEBT

Long-term debt at December 31 consisted of:

                                                      1996               1995
                                                    ---------          ---------
   Collateralized:
      Revolving line of credit                      $4,669,000         $ 1,700,000
      Acquisition loan                               5,000,000           5,000,000
      Industrial Development Revenue bonds                 --              596,000
      Other notes payable with
        interest rates tp 10%                          857,000             837,000
      Unsecured:
       Senior notes                                107,662,000         108,500,000
                                                   -----------         -----------
                                                   118,188,000         116,633,000
      Less: current portion                              8,000             258,000
                                                  ------------        ------------
                                                  $118,180,000        $116,375,000
                                                  ============        ============

The Company issued $110 million of unsecured senior notes in August 1993. The senior notes bear interest at a rate of 11.5%, payable semi-annually on each February 15 and August 15, and are due August 15, 2003. The notes are redeemable at the option of the Company in whole or in part on or after August 15, 1998 at specified redemption prices. Provisions of the revolving line of credit facility place limitations on the redemption or repurchase of the notes so long as the facility remains in effect. During 1996, the Company purchased $0.8 million face value of senior notes.

On December 20, 1994, the revolving line of credit agreement was amended to provide for an additional acquisition loan of $5 million. The $5 million acquisition loan was collateralized by the twenty-two restaurants acquired during 1994 and was fully advanced during 1995.

                      CARROLS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               -----------------

4.  LONG-TERM DEBT (CONTINUED)

Effective December 20, 1994, in conjunction with the additional $5 million acquisition loan, the revolving line of credit agreement was amended to reduce the interest rate on all borrowings thereunder to either the London Interbank Offering Rate plus 2.5% or the prime rate plus 1.25%, as selected by the Company. If the revolving line of credit and acquisition loan exceed $25 million, the interest rate is increased to either the London Interbank Offering Rate plus 3.5% or the prime rate plus 2.25% on the amount of the loan exceeding $25 million. The amount available under the revolving line of credit was increased to $25 million with no future reductions until its maturity in August 2000. At December 31, 1996 there was $19.2 million available under the revolving line of credit facility after reduction for the $4.7 million outstanding and a $1.1 million letter of credit guaranteed by the facility. A commitment fee of 1/2% is payable on the unused balance. At December 31, 1996, the facility was collateralized by substantially all assets of the Company.

The Industrial Development Revenue bonds were collateralized by a warehouse which was sold during 1996, at which time the bonds were retired. Interest was at seventy-five percent of prime.

Restrictive covenants of the senior notes and the revolving line of credit facility include limitations with respect to the issuance of additional debt and redeemable preferred stock; the sale of assets; dividend payments and capital stock redemption; transactions with affiliates; investments; consolidations, mergers and transfers of assets and minimum interest and fixed charge coverage ratios.

At December 31, 1996, principal payments required on all long-term debt are as follows:


                  1997                                              $      8,000
                  1998                                                     8,000
                  1999                                                   192,000
                  2000                                                 9,789,000
                  2001
                  2002 and thereafter                                108,191,000
                                                                    ------------
                                                                    $118,188,000
                                                                    ============

5.  INCOME TAXES

The income tax  (provision)  benefit was  comprised of the following at December
31:

                                                1996             1995            1994
                                                ----             ----            ----
       Current:
         Federal                            $  (981,000)     $  (35,000)
         State                                 (400,000)       (200,000)       $(165,000)
                                            ------------     -----------        ---------
                                             (1,381,000)       (235,000)        (165,000)
                                            ------------     -----------        ---------
       Deferred:
         Federal                             (1,199,000)       8,552,000
         State                                 (520,000)       1,509,000
                                            ------------     -----------        ---------
                                            (1,719,000)      10,061,000
                                            ------------     -----------        ---------
                                            $(3,100,000)     $ 9,826,000      $ (165,000)
                                            ============     ===========        =========


                      CARROLS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   -----------

5.  INCOME TAXES CONTINUED

The components of deferred income tax assets and liabilities at December 31, are as follows:

                                                                             1996               1995
                                                                             ----               ----
      Deferred tax assets:
        Receivable and other reserves                                $   503,000          $   405,000
        Accrued vacation benefits                                        427,000              484,000
        Deferred income on sale/leaseback
          of real estate                                                 853,000              709,000
        Postretirement benefits                                          602,000              569,000
        Capital leases                                                   463,000              545,000
        Property and equipment                                           671,000              138,000
        Alternative minimum tax credit carryforward                                            35,000
        Net operating loss carryforwards                              12,348,000           12,458,000
                                                                      ----------           ----------
                                                                      15,867,000           15,343,000
      Deferred tax liabilities:
        Franchise rights                                               5,966,000            5,282,000
                                                                      ----------           ----------

           Net deferred income tax asset                             $ 9,901,000          $10,061,000
                                                                      ==========           ==========


The Company has net operating loss carryforwards for income tax purposes of approximately $32 million. The net operating loss carryforwards expire in varying amounts beginning 2003 through 2010. Realization of the deferred income tax assets relating to the net operating loss is dependent on generating sufficient taxable income prior to the expiration of the loss carryforwards. Based upon results of operations, management believes it is more likely than not that the Company will generate sufficient future taxable income to fully realize the benefit of the net operating loss carryforwards and existing temporary differences, although there can be no assurance of this. Accordingly, during 1995, the previously provided valuation allowance was eliminated and the net deferred tax asset was recognized as a deferred income tax benefit.

Reconciliation of the statutory federal income tax rate to the effective tax rate is as follows:


                                                                    1996
                                                                    ----
                  Statutory federal income tax rate                  34.00%
                  Change in valuation allowance
                  State Income Taxes, net of
                      federal benefit                                 9.66%
                  Nondeductible expenses                              3.13%
                  Miscellaneous                                       2.54%
                                                                     -----
                                                                     49.34%
                                                                     =====

A  non-cash  tax  benefit  of  $1,559,000   resulting  from  the   disqualifying
disposition of incentive stock options associated with the change of control transaction was credited directly to paid in capital and increased the deferred income tax asset.

                      CARROLS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                ---------------
6.  STOCKHOLDER'S EQUITY

The Company

The Company has 1,000 shares of common stock authorized of which 10 shares are issued and outstanding. Dividends on the Company's common stock are restricted to amounts permitted by various loan agreements.

Additional   paid-in  capital  was  reduced  for  cash  dividends   declared  of
$1,000,000, $636,000, and $2,973,000 in 1996, 1995 and 1994, respectively.

Holdings

The sole activity of Holdings is the ownership of 100% of the stock of Carrols Corporation. In February 1997, a 1 for 3.701 reverse stock split was effected to reduce the outstanding shares of common stock of Holdings to 850,000 shares.

Holdings, the parent, has issued various classes of stock with redemption, convertibility and cumulative dividend payment requirements. The following amounts have been restated to reflect the effects of the reverse stock split at December 31,:


                                                                1996                        1995
                                                                ----                        ----
      Preferred stock:
       Class A, 10% cumulative redeemable,
         par value $.01, authorized, issued
         and outstanding 7,250 shares at
         liquidation preference and
         redemption price                                      $7,250,000                   $7,250,000
       Class B, convertible, 10% cumulative
         redeemable Series I, par value $.01,
         authorized, 750 shares, issued and
         outstanding - none for 1996 and 750
         shares for 1995                                                                       750,000
       Class B, 10% cumulative  redeemable
         Series II, par value $.01, authorized
         750 shares, issued - none
      Common stock:
       Voting, par value $.01, authorized
         6,000,000 shares, issued and
         outstanding 850,000 and 610,801
         shares for 1996 and 1995, respectively                     9,000                        6,000
       Non-voting, par value $.01, authorized
         882,353 shares, issued - none



The Class A Preferred Stock, issued in December 1986, is subject to mandatory redemptions equally over each of the tenth through thirteenth anniversaries of issuance. In addition, subject to the redemption restrictions of various loan agreements, all preferred stock may be redeemed at the option of Holdings, at a price of $1,000 per share, plus accrued dividends. In the event that the scheduled redemptions are not timely made, the annual dividend rate on the amount of Class A Preferred Stock scheduled to be redeemed but not redeemed will automatically increase to 14%.

                      CARROLS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   -----------


6.  STOCKHOLDER'S EQUITY CONTINUED

Holders of the Preferred Stock are entitled to cumulative dividends payable quarterly at the rate of 10% per annum. In the event that Holdings fails to pay four consecutive quarterly dividends on the Class A preferred stock, the subsequent dividend rate increases to 11.5%; if eight consecutive quarterly dividends are missed, the rate increases to 13% per annum until such dividends are paid. Because of certain restrictive covenants in the Company's loan agreements, at December 31, 1996, the first scheduled redemption of $1,813,000 and dividends of $182,000 for the last quarter of 1996 have not been paid.

In conjunction with various financings completed between 1986 and 1992, warrants to purchase shares of Holdings Common Stock at an exercise price of $3.590 to $3.701 per share were granted with 131,886 and 201,338 outstanding at December 31, 1996 and 1995, respectively.

The warrants outstanding at December 31, 1996 are owned by an independent third party. The warrants were originally owned by Heller Financial, Inc. To facilitate the sale and purchase of the warrants, Holdings loaned $2,500,000 to the purchaser of the warrants which loan was secured by a collateral pledge of the shares of the purchaser and of the warrants. Holdings has an option to purchase the warrants at an aggregate price of $2,510,000 if exercised before November 2, 1997 and $2,520,000 if exercised after November 1, 1997. The option expires on November 1, 2000. Upon completion of the sale of Holdings common stock referred to in Note 11 - Subsequent Event, Holdings will exercise its option to purchase the warrants. Accordingly, to reflect the ultimate effect of the Company's exercise of the option, the receivable has been reclassified to increase stockholder's deficit as of December 31, 1996.

Change of Control

On April 3, 1996, Carrols Holdings Corporation, Carrols Corporation and certain selling shareholders of Carrols Holdings Corporation sold approximately 97 percent of the issued common stock and common stock equivalents (the Class B Convertible Preferred stock, warrants to buy common stock and options to buy common stock) exclusive of the warrants referred to above. This change in control resulted in the Company incurring a one-time charge of $509,000 in fiscal 1996.

The sale of stock pursuant to this agreement constituted an ownership change under certain provisions of the Internal Revenue Code which resulted in annual limitations on utilization of the net operating loss carryforward referred to in
Note 5.

This transaction constituted a "change of control" under the Indenture governing the senior notes due 2003. Accordingly, each holder of the notes had the right to require the Company to repurchase all or any part of such holder's notes at a repurchase price in cash equal to 101% of the principal amount of the notes being repurchased plus accrued and unpaid interest. Such redemptions totaled $838,000 in fiscal 1996.

                      CARROLS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   -----------

6.  STOCKHOLDER'S EQUITY CONTINUED

Stock Options

Carrols Holdings Corporation adopted an Employee Stock Option and Award Plan on December 14, 1993. Effective April 1, 1994, Holdings also adopted a Stock Option Plan for non-employee directors. The Plans allowed for the granting of non-qualified stock options, stock appreciation rights and incentive stock options to directors, officers and certain other Company employees. The Company was authorized to grant options for up to 850,000 shares, 100,000 shares for non-employee directors and 750,000 shares for employees. Options were generally exercisable over 5 years with 94,600 options exerciseable at December 31, 1995. As of December 31, 1995, non-employee directors were granted options totaling 18,000. Under the non-employee director plan, no options were exercised or canceled during 1995. During 1996, 210,800 options (135,400 at $4.00 and 75,400 at $6.12) were canceled by the sale of such options in conjunction with the change of control transaction and the plans were canceled. The remaining 120,000 options were subject to a deferred purchase agreement whereby the sale and cancellation occurred in January, 1997.

The Company accounts for its stock-based compensation plans under APB Opinion No. 25. Accordingly, compensation cost has been recognized only to the extent the exercise price was below the fair market value at the time of the grant. The pro forma effect on the Company's net income, assuming the compensation cost for the Company's stock-based compensation plans had been determined based on the fair value at the grant dates for awards consistent with the method of SFAS No. 123, would be immaterial.

Option activity during 1995, and 1996 consisted of:


                                                               OPTIONS AT $4.00        OPTIONS AT $6.12
                                                               ----------------        ----------------
     Balance at December 31, 1994                                 257,000                       0
       Granted                                                                             99,100
       Exercised                                                     (600)
       Canceled                                                   (12,400)                 (2,300)
                                                                  -------               --------
     Balance at December 31, 1995                                 244,000                  96,800
       Exercised                                                   (3,000)
       Canceled                                                  (141,000)                (76,800)
                                                                 --------                --------
     Balance at December 31, 1996                                 100,000                  20,000
                                                                 ========                ========

On December 26, 1996, the Company adopted an incentive stock option plan whereby the Company may grant options to purchase up to 106,250 shares of Common Stock to eligible officers and employees of the Company. As of the Company's most recent year end, no options were granted.


7.  LITIGATION

The Company is a party to various legal proceedings arising from the normal course of business. Management believes adverse decisions relating to litigation and contingencies in the aggregate would not materially effect the Company's results of operations, financial condition or cash flows.

                      CARROLS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   -----------

8.  EMPLOYEE SAVINGS PLAN

The Company offers a savings plan for salaried employees. Under the plan, participating employees may contribute up to 10% of their salary annually. The Company's contributions, which begin to vest after three years and fully vest after seven years of service, are equal to 50% of the employee's contributions to a maximum Company contribution of $530 annually. The employees have various investment options available under a trust established by the plan. The plan expense was $164,000, $125,000, and $125,000 for the years ended December 31, 1996, 1995 and 1994, respectively.

9.  POSTRETIREMENT BENEFITS

While the Company reserves the right to change its policy, the Company provides postretirement medical and life insurance benefits covering substantially all salaried employees.

The following sets forth the plan status at December 31:

   Accumulated Postretirement Benefit Obligation (APBO):


                                                                      1996                    1995
                                                                      ----                    ----
   Retirees                                                    $   518,000                 $   411,000
   Fully eligible active participants                               26,000                     242,000
   Other active plan participants
     not fully eligible                                            697,000                     580,000
                                                               -----------                 -----------
       Total APBO                                                1,241,000                   1,233,000
   Unrecognized benefit from plan changes                          315,000                     255,000
   Unrecognized net loss                                           (34,000)                    (64,000)
                                                               -----------                 -----------
       Accrued postretirement
         benefit obligation                                    $ 1,522,000                 $ 1,424,000
                                                               ===========                 ===========


   Net periodic postretirement benefit cost included the following components:


                                                         1996                 1995              1994
                                                         ----                 ----              ----
     Service cost                                        $64,000             $47,000            $47,000
     Interest cost                                        77,000              76,000             70,000
     Net amortization of
       gains,losses and unrecognized
       benefit from plan changes                         (25,000)            (29,000)           (20,000)
                                                        --------              ------             ------
                                                        $116,000             $94,000            $97,000
                                                        ========              ======             ======


A 6.75% annual rate of increase in the per capita costs of covered health care benefits was assumed for 1996, gradually decreasing to 5.5% by the year 2001. Increasing the assumed health care cost trend rates by one percentage point in each year would increase the accumulated postretirement benefit obligation as of December 31, 1996 by $157,000 and

                      CARROLS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   -----------

9.  POST RETIREMENT BENEFITS CONTINUED

increase the aggregate of the service cost and interest cost components of net periodic postretirement benefit cost for 1996 by $23,000. For 1996 and 1995, a discount rate of 7% was used to determine the accumulated postretirement benefit obligation. Actual benefit costs paid on behalf of retirees in 1996, 1995 and 1994 amounted to $24,000, $24,000, and $31,000, respectively.

10. LOSS ON CLOSING RESTAURANTS AND OTHER

The loss on closing restaurants and other of $1.8 million for 1994 included the write-down of assets to net realizable value and estimated lease termination costs for the closing during 1995 of certain restaurants operating at a negative annual cash flow and the write down to net realizable value of a vacant warehouse held for sale. The vacant warehouse was sold in 1996.

11. SUBSEQUENT EVENT

In February 1997, a 1 for 3.701 reverse stock split was effected to reduce the outstanding shares of common stock of Holdings to 850,000 shares.

On February 25, 1997, Carrols Holdings Corporation and its sole stockholder entered into an agreement whereby each agreed to sell 283,334 shares of common stock of Carrols Holdings Corporation to an independent third party. Consummation of the transaction is subject to certain conditions, among which is the completion of a new credit facility satisfactory to the independent third party. Additionally, Holdings agreed to sell 10,810 shares to certain officers of the Company. The sale of the new common stock by Holdings will result in approximately $31.0 million of new equity for the Company.

The consummation of the transaction contemplated by the agreement will constitute a "change of control" under the indenture governing the senior notes due 2003. Accordingly, each holder of the notes will have the right to require the Company to repurchase all or any part of such holder's notes at a repurchase price in cash equal to 101% of the principal amount of the notes being repurchased plus accrued and unpaid interest, if any, within a 30-60 day period, as determined by the Company. The Company anticipates that an insignificant number of note holders will exercise their rights, based on current market conditions. However, to the extent holders exercise their rights, the Company expects to finance the aggregate repurchase amount through borrowings under the revolving line of credit portion of its senior secured credit facility and/or through other financing.

                      CARROLS CORPORATION AND SUBSIDIARIES
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

               Col. A                       Col. B           Col. C            Col. D            Col E
               ------                       ------           ------            ------            -----
                                                            Additions
                                          Balance at       Charged to                        Balance at
                                          Beginning         Costs and                           End
             Description                  of Period         Expenses         Deductions      of Period
             -----------                  ---------        -----------       ----------      ----------
Year ended December 31, 1996:
 Accumulated depreciation of
property   and equipment                  $  59,631,000     $  7,300,000   $(3,575,000)(d)  $ 63,356,000
 Accumulated amortization of
  franchise rights                           19,648,000        2,575,000      (436,000)(a)    21,787,000
 Accumulated amortization of
  beneficial leases                           7,655,000          634,000      (541,000)(a)     7,748,000
 Accumulated amortization of excess
  cost over fair value of assets                520,000           58,000                         578,000

 Reserve for doubtful trade accounts
  receivable                                    419,000           16,000      (125,000)(b)       310,000

 Other reserves (c)                             788,000                        (35,000)(b)       753,000

Year ended December 31, 1995:
 Accumulated depreciation of property
  and equipment                              53,969,000        7,594,000    (1,932,000)(d)    59,631,000
 Accumulated amortization of
  franchise rights                           17,548,000        2,512,000      (412,000)(a)    19,648,000
 Accumulated amortization of
  beneficial leases                           7,433,000          721,000      (499,000)(a)     7,655,000
 Accumulated amortization of excess
  cost over fair value of assets                462,000           58,000                         520,000

 Reserve for doubtful trade accounts
  receivable                                    424,000           12,000       (17,000)(b)       419,000

 Other reserves (c)                             542,000          388,000      (142,000)(b)       788,000

Year ended December 31, 1994:
 Accumulated depreciation of property
  and equipment                              47,254,000        7,404,000      (689,000)(d)    53,969,000
 Accumulated amortization of
  franchise rights                           15,146,000        2,402,000                      17,548,000
 Accumulated amortization of
  beneficial leases                           6,921,000          785,000      (273,000)(a)     7,433,000
 Accumulated amortization of excess
  cost over fair value of assets                404,000           58,000                         462,000

 Reserve for doubtful trade accounts
  receivable                                    563,000            2,000      (141,000)(b)       424,000

 Other reserves (c)                             521,000           21,000                         542,000



(a) Represents reduction of accumulated amortization due to sale or disposition of restaurants.
(b) Represents write-offs of accounts.
(c) Included principally in other assets
(d) Represents retirements of fixed assets.



                     STATEMENT OF DIFFERENCES

The registered trademark symbol shall be expressed as...............'r'
The section symbol shall be expressed as............................'SS'