Form 10-K/A
period 1996-12-29
CARROLS CORP
filed 1997-03-31
CIK 17927

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10-K/A

                 Annual Report Pursuant to Section 13 or 15 (d) of
                        the Securities Exchange Act of 1934

                    For Fiscal Year Ended December 29, 1996

                        Commission File Number 1-6553

                              CARROLS CORPORATION
               (Exact name of Registrant as specified in its charter)

Delaware                                                            16-0958146
_______________________________                              _________________
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                             Identification No.)

968 James Street, Syracuse, New York                                     13203
_____________________________________                              ___________
(Address of principal executive office)                             (Zip Code)

                                   (315) 424-0513
                                   _______________
                 (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:   None

Securities registered pursuant to Section 12(g) of the Act:

                           11-1/2% Senior Notes Due  2003
                          _________________________________
                                   (Title of Class)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.    Yes [X]         No[  ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (s. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the voting stock held by non-affiliates of
the Registrant:   No voting stock is held by non-affiliates.

     The number of shares outstanding of each of the Registrant's classes of common stock, as of March 15, 1997: 10.

Documents Incorporated by Reference:  None.

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
           (a)   Financial Statements
                 ____________________
                 CARROLS CORPORATION AND SUBSIDIARIES:

                                                                    Page
                                                                    ____
                 Opinion of Independent Certified                 F-1 to
                 Public Accountants                                  F-2

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

                 Consolidated Statements of Operations               F-5

                 Consolidated Statements of Stockholder's Deficit    F-6

                 Consolidated Statements of Cash Flows            F-7 to
                                                                     F-8

                 Notes to Consolidated Financial                  F-9 to
                 Statements                                         F-20

           (b)   Financial Statement Schedules

                 ______________________________

Schedule        Description                                         Page
________        ____________                                        ____
CARROLS CORPORATION AND SUBSIDIARIES:

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

           (c)           Exhibits Required by Item 601 of Regulation S-K
                         _______________________________________________

                                                   INCORPORATION BY REFERENCE TO
                                                     THE FOLLOWING INSTRUMENTS
                                                     PREVIOUSLY FILED WITH THE
EXHIBIT                                               SECURITIES AND EXCHANGE
NUMBER         DESCRIPTION                                   COMMISSION
2.1      Purchase and Sale Agreement dated       Exhibit 2.1 to the Company's 1994
         February 10, 1994 between Carrols       Annual Report on Form 10-K
         Corporation, as Purchaser, and KIN
         Restaurant, Inc., as Seller

2.2      Purchase and Sale Agreement dated       Exhibit 2.2 to the Company's 1994
         April 18, 1994 among Carrols            Annual Report on Form 10-K
         Corporation, as Purchaser, and
         Riva Development Corporation and
         John Riva, as Seller

2.3      Purchase and Sale Agreement dated       Exhibit 2.3 to the Company's 1994
         May 31, 1994 among Carrols              Annual Report on Form 10-K
         Corporation, as Purchaser, and
         Michael P. Jones and Donald M.
         Cepiel, Sr., and the corporations
         listed therein

2.4      Securities Purchase Agreement           Exhibit 2.1 to the Company's
         dated as of March 6, 1996, by           current report on Form 8-K filed
         and among Atlantic Restaurants,         on March 21, 1996
         Inc., Carrols Corporation and
         certain Selling Shareholders

2.5      Deferred Securities Purchase            Exhibit 2.2 of the Company's
         Agreement dated as of March 6,          current report on Form 8-K filed
         1996 by and among Atlantic              March 21, 1996
         Restaurants, Inc., Alan Vituli
         and Pryor, Cashman, Sherman &
         Flynn

3.1      Restated Certificate of                 Exhibit 3.(3)(a) to the Company's
         Incorporation                           Annual Report on Form 10-K

3.2      Certificate of Amendment of the
         Restated Certificate of
         Incorporation

3.3      Restated By-laws                        Exhibit 3.(3)(b) to the Company's
                                                 Annual Report on Form 10-K

4.1      Indenture dated as of August 17,        Exhibit 4.1 to Amendment No. 3 to
         1993 among Holdings, the Company        the Company's Registration
         and Marine Midland Bank, N.A.           Statement on Form S-1 (Number
                                                 3365100) filed August 10, 1993


                                                   INCORPORATION BY REFERENCE TO
                                                     THE FOLLOWING INSTRUMENTS
                                                     PREVIOUSLY FILED WITH THE
EXHIBIT                                               SECURITIES AND EXCHANGE
NUMBER         DESCRIPTION                                   COMMISSION
10.1     First Amended and Restated Loan         Exhibit 10.1 to the Company's
         Security and Preferred Stock            1987 Annual Report on Form 10-K
         Purchase Agreement by and among
         Carrols Merger Corporation,
         Carrols Holdings Corporation and
         Heller Financial, Inc. dated as of
         December 22, 1986

10.2     Second Amended and Restated Loan        Exhibit 10.15 to the Company's
         and Security Agreement by and           1992 Annual Report on Form 10-K
         among Carrols Corporation,
         Carrols Holdings Corporation
         and Heller Financial, Inc. dated
         as of September 15, 1992

10.3     Senior Subordinated Credit              Exhibit 10.17 to the Company's
         Agreement dated as of September         Annual Report on Form 10-K
         15, 1992 between Carrols
         Corporation, Carrols Holdings
         Corporation and World Subordinated
         Debt Partners, L.P.

10.4     Third Amended and Restated Loan         Exhibit 10.19 to Amendment No. 2
         and Security Agreement by, and          to the Company's Form S-1
         among Carrols Corporation,              Registration Statement filed
         Carrols Holdings Corporation            August 4, 1993
         and Heller Financial, Inc. dated
         as of August 9, 1993

10.5     First Amendment to Third Amended        The Company's 1993 Annual Report
         and Restated Loan and Security          on Form 10-K
         Agreement by and among Carrols
         Corporation, Carrols Holdings
         Corporation and Heller Financial,
         Inc. dated as of October 27, 1993

10.6     Second Amendment to Third Amended       The Company's 1993 Annual Report
         and Restated Loan and Security          on Form 10-K
         Agreement by and among Carrols
         Corporation, Carrols Holdings
         Corporation and Heller Financial,
         Inc. dated as of March 11, 1994



                                                   INCORPORATION BY REFERENCE TO
                                                     THE FOLLOWING INSTRUMENTS
                                                     PREVIOUSLY FILED WITH THE
EXHIBIT                                               SECURITIES AND EXCHANGE
NUMBER         DESCRIPTION                                   COMMISSION

10.7     Third Amendment to Third Amended        Exhibit 10.9 to the Company's
         and Restated Loan and Security          1994 Annual Report on Form 10-K
         Agreement among Carrols Holdings
         Corporation, Carrols Corporation
         and Heller Financial, Inc. dated
         as of May 2, 1994

10.8     Fourth Amendment to Third Amended        Exhibit 10.10 to the Company's
         and Restated Loan and Security           1994 Annual Report on Form
         Agreement among Carrols Holdings         10-K
         Corporation, Carrols Corporation
         and Heller Financial, Inc. dated
         as of December 20, 1994

10.9     Supply Agreement between ProSource       Exhibit 10.11 to the Company's
         Services Corporation and Carrols         1994 Annual Report on Form
         Corporation dated April 1, 1994          10-K

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

10.12    Stock Purchaser Agreement dated as
         of February 25, 1997 by and among
         Madison Dearborn Capital Partners,
         L.P., Madison Dearborn Capital
         Partners II, L.P., Atlantic
         Restaurants, Inc. and Carrols
         Holdings Corporation

10.13    1994 Regional Directors Bonus Plan        Exhibit 10.19 to the
                                                   Company's 1994 Annual Report
                                                   on Form 10-K



                                                   INCORPORATION BY REFERENCE TO
                                                     THE FOLLOWING INSTRUMENTS
                                                     PREVIOUSLY FILED WITH THE
EXHIBIT                                               SECURITIES AND EXCHANGE
NUMBER         DESCRIPTION                                   COMMISSION

10.14    Carrols Corporation Corporate             Exhibit 10.21 to the
         Employee Savings Plan dated               Company's 1994 Annual Report
         December 31, 1994                         on Form 10-K

10.15    Commitment Letter from Texas
         Commerce National Bank Association
         and Chase Securities Inc. and
         accepted and agreed to by Carrols
         Corporation as of January 8, 1997

10.16    Escrow Agreement dated as of              Exhibit 2.3 to the Company's
         March 6, 1996 by and among                Current Report on Form 8-K
         Atlantic Restaurants, Inc.,               filed March 21, 1996
         Bahrain International Bank (E.C.),
         Carrols Holdings Corporation,
         Carrols Corporation, certain selling
         shareholders and Baer Marks & Upham
         L.L.P.

10.17    Seventh Amendment to Third Amended        Exhibit 10.27 to the
         and Restated Loan and Security            Company's current report on
         Agreement by and among Heller             Form 8-K filed April 10, 1996
         Financial, Inc., Carrols
         Holdings Corporation and Carrols
         Corporation dated as of April 3,
         1996

10.18    Amended and Restated Employment           Exhibit 10.23 to the
         Agreement dated as of April 3, 1996       Company's Current Report on
         by and between Carrols Corporation        Form 8-K filed on April 10,
         and Alan Vituli                           1996

10.19    Amended and Restated Employment           Exhibit 10.24 to the
         Agreement dated as of April 3, 1996       Company's Current Report on
         by and between Carrols Corporation        Form 8-K filed on April 10,
         and Daniel T. Accordino                   1996

10.20    Carrols Corporation Long-Term
         Incentive Plan

10.21    Stock Option Agreement dated as of
         December 30, 1996 by and between
         Carrols Corporation and Alan Vituli



                                                   INCORPORATION BY REFERENCE TO
                                                     THE FOLLOWING INSTRUMENTS
                                                     PREVIOUSLY FILED WITH THE
EXHIBIT                                               SECURITIES AND EXCHANGE
NUMBER         DESCRIPTION                                   COMMISSION


10.22    Stock Option Agreement dated as of
         December 30, 1996 by and between
         Carrols Corporation and Daniel T.
         Accordino

10.23    Form of Stockholders Agreement by
         and among Carrols Holdings
         Corporation, Madison Dearborn
         Capital Partners, L.P., Madison
         Dearborn Capital Partners II, L.P.
         Atlantic Restaurants, Inc., Alan
         Vituli, Daniel T. Accordino and
         Joseph A. Zirkman

10.24    Form of Registration Agreement by
         among Carrols Holdings Corporation,
         Atlantic Restaurants, Inc. Madison
         Dearborn Capital Partners, L.P.,
         Madison Dearborn Capital Partners
         II, L.P., Alan Vituli, Daniel T.
         Accordino and Joseph A. Zirkman

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

10.26    Form of Second Amended and Restated
         Employment Agreement by and between
         Carrols Corporation and Daniel T.
         Accordino

10.27    Form of Carrols Holdings Corporation
         1996 Long-Term Incentive Plan

10.28    Form of Stock Option Agreement by
         and between Carrols Holdings Corporation and Alan Vituli

10.29    Form of Stock Option Agreement by
         and between Carrols Holdings Corporation and Daniel T. Accordino



                                                   INCORPORATION BY REFERENCE TO
                                                     THE FOLLOWING INSTRUMENTS
                                                     PREVIOUSLY FILED WITH THE
EXHIBIT                                               SECURITIES AND EXCHANGE
NUMBER         DESCRIPTION                                   COMMISSION

10.30    Form of Unvested Stock Option
         Agreement by and between Carrols
         Holdings Corporation and Alan
         Vituli

10.31    Form of Unvested Stock Option
         Agreement by and between Carrols
         Holdings Corporation and Daniel T.
         Accordino

10.32    Letter re change in certifying
         accountant

22.1     Subsidiaries of the Registrant, all
         wholly-owned are:

         Carrols J.G. Corp.
         Carrols Realty Holdings Corp.
         Carrols Realty I Corp.
         Carrols Realty II Corp.
         CDC Theater Properties, Inc.
         H.N.S. Equipment & Leasing Corp.
         Quanta Advertising Corp.
         Confectionery Square Corp.
         Jo-Ann Enterprises, Inc.

27       Financial Data Schedule

         (d)    Reports on Form 8-K
                __________________

         One report on Form 8-K, dated November 4, 1996, was filed during the quarter ended December 29, 1996 reporting a change of the Company's certifying accountant.

                                SIGNATURES

     Pursuant to requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly cause this report to be signed on its behalf by the undersigned thereunto duly authorized in the City of Syracuse, State of New York on the 31th of March, 1996

                                              CARROLS CORPORATION

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


       SIGNATURE                 TITLE                         DATE
/s/Alan Vituli           Director, Chairman and Chief     March 31, 1997
(Alan Vituli)            Executive Officer

/s/Daniel T. Accordino   Director, President and Chief    March 31, 1997
(Daniel T. Accordino)    Operating Officer

/s/ Paul Durrant         Director                         March 31, 1997
(Paul Durrant)

/s/ Richard V. Cross     Executive Vice President-        March 31, 1997
(Richard V. Cross)       Finance
