Form 10-Q
period 1997-03-31
CARROLS CORP
filed 1997-05-15
CIK 17927

FORM 10-Q


                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

[X] Quarterly report pursuant to section 13 or 15 (d) of the Securities Exchange Act of 1934

     For the quarterly period ended March 31, 1997
                              or

[ ] Transition report pursuant to section 13 or 15 (d) of the Securities Exchange Act of 1934



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


             Yes   X                    No


Common stock, par value $1.00, outstanding at May 14, 1997

                         10 SHARES

                        PART 1 - FINANCIAL INFORMATION

                     CARROLS CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                     MARCH 31, 1997 AND DECEMBER 31, 1996



                           ASSETS                                            March 31,                     December 31,
                                                                               1997                          1996
Current assets:
  Cash and cash equivalents                                                   $  9,121,000                 $  1,314,000
  Trade and other receivables                                                    8,645,000
                       793,000
  Inventories                                                                    2,189,000
                       2,163,000
  Prepaid real estate taxes                                                        774,000
                       725,000
  Deferred income taxes                                                        3,264,000
                       3,264,000
  Prepaid expenses and other current assets                                    1,144,000
                                                                                                              932,000
        Total current assets                                                    25,137,000
                       9,191,000
Property and equipment, at cost:
  Land                                                                           9,162,000
                       9,066,000
  Buildings and improvements                                                    16,501,000
                       16,175,000
  Leasehold improvements                                                        38,635,000
                       37,921,000
  Equipment                                                                     50,313,000
                       46,834,000
  Capital leases                                                                14,548,000
                       14,548,000
  Construction in progress                                                       805,000
                                                                                                              895,000
                                                                               129,964,000
                       125,439,000
  Less accumulated depreciation
    and amortization                                                          (64,850,000)
                       (63,356,000)
      Net property and equipment                                                65,114,000
                       62,083,000
Franchise rights, at cost (less accumulated      amortization
of $22,274,000 at March 31,       1997 and $21,787,000 at
December 31, 1996).                                                             66,584,000
                                                                                                             46,203,000
Beneficial leases, at cost (less
  accumulated amortization of $7,901,000 at      March 31,
1997 and $7,748,000 at
  December 31, 1996).                                                            6,753,000
                       6,907,000
Excess of cost over fair value of assets         acquired
(less accumulated amortization of
  $592,000 at March 31, 1997 and $578,000 at     December 31,
1996).                                                                           1,719,000
                       1,733,000
Deferred income taxes                                                            8,038,000
                       6,637,000
Other assets                                                                   7,656,000
                                                                                                            5,834,000
                                                                           $ 181,001,000
                       $138,588,000

                     CARROLS CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (CONT'D)
                     MARCH 31, 1997 AND DECEMBER 31, 1996






LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)                                     March 31,                 December 31,
                                                                                   1997                           1996
Current liabilities:
  Current portion of long-term debt                                            $  13,155,000                 $      8,000
  Current portion of capital lease obligations                                       532,000                      574,000
  Accounts payable                                                                 8,802,000                    9,319,000
  Accrued liabilities:
    Payroll and employee benefits                                                  3,237,000                    3,837,000
    Taxes - income and other                                                       1,311,000                    2,334,000
    Interest                                                                       1,701,000                    4,741,000
    Other                                                                          2,979,000                    3,382,000
        Total current liabilities                                                 31,717,000                   24,195,000
Long-term debt, net of current portion                                           121,563,000                  118,180,000
Capital lease obligations,
  net of current portion                                                           2,392,000                    2,503,000
Deferred income - sale/leaseback of real
  estate                                                                           2,121,000                    2,154,000
Accrued postretirement benefits                                                    1,539,000                    1,522,000
Other liabilities                                                                2,703,000                    1,696,000
        Total liabilities                                                        162,035,000                  150,250,000
Stockholder's equity (deficit):
  Common stock, par value $1; authorized
    1,000 shares, issued and outstanding -
    10 shares                                                                             10                           10
  Additional paid-in capital
          1,411,990
                                                                                  30,279,990
  Accumulated deficit                                                                                          (
          (10,574,000)
                                                                                 11,314,000)
  Less: Note receivable - redemption of
    warrants
                                                                                                              (2,500,000)
    Total stockholder's equity (deficit)
          (11,662,000)
                                                                                  18,966,000
                                                                                                               $181,001,000
          $138,588,000

                     CARROLS CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                  THREE MONTHS ENDED MARCH 31, 1997 AND 1996








                                                                                   March 31,                    March 31,
                                                                                    1997                        1996
                                                                                  (13 weeks)                   (13 weeks)
Revenues:
  Sales                                                                          $58,305,000                  $54,362,000
  Other income                                                                       83,000                      49,000
                                                                                  58,388,000                   54,411,000
Costs and expenses:
  Cost of sales                                                                   16,506,000                   15,556,000
  Restaurant wages & related expenses                                             18,704,000                   16,603,000
  Other restaurant operating expenses                                             12,350,000                   11,675,000
  Depreciation and amortization                                                    2,902,000                    2,663,000
  Administrative expenses                                                          2,748,000                    2,476,000
  Advertising expense                                                              2,731,000                    2,432,000
    Total operating expenses                                                     55,941,000                  51,405,000
Operating income                                                                   2,447,000                  3,006,000
  Interest expense                                                                 3,556,000                    3,549,000
    Loss before taxes                                                            (1,109,000)                    (543,000)
Benefit for taxes                                                                    369,000                      115,000
     NET LOSS                                                                 $   (740,000)                  $  (428,000)

                     CARROLS CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                  THREE MONTHS ENDED MARCH 31, 1997 AND 1996


               Increase (Decrease) in Cash and Cash Equivalents


                                                                                    March 31,    March 31,
                                                                                     1997          1996
                                                                                   (13 weeks)   (13 weeks)
Cash flows from operating activities:
  Net loss                                                                       $  (740,000)                $  (428,000)
  Adjustments to reconcile net loss
    to cash used for operating activities:
      Depreciation and amortization                                                 2,902,000                   2,663,000
      Deferred income taxes                                                         (494,000)                   (215,000)
      Gain on sale of property and equipment                                        (234,000)                    (33,000)
      Change in assets and liabilities:
        Trade and other receivables                                                   481,000                     454,000
        Inventories                                                                  (26,000)                     160,000
        Prepaid expenses and other current assets                                   (261,000)                      17,000
        Other assets                                                              (1,940,000)                    (35,000)
        Accounts payable                                                            (517,000)                    (17,000)
        Accrued interest                                                          (3,040,000)                 (3,117,000)
        Accrued taxes - income and other                                          (1,023,000)                   (112,000)
        Accrued payroll and employee benefits                                       (600,000)                 (1,153,000)
        Other accrued liabilities                                                   (403,000)                   (572,000)
        Other                                                                         991,000                    (59,000)
      Cash used for operating activities                                        (4,904,000)                 (2,447,000)
Cash flows from investing activities:
  Capital expenditures:
    Property and equipment                                                          (929,000)                 (2,060,000)
    Construction of new restaurants                                                 (956,000)                   (183,000)
    Acquisition of restaurants                                                   (24,816,000)                    (17,000)
    Franchise rights                                                                (179,000)                     (5,000)
  Payments received on notes and mortgages
    receivable                                                                          4,000                       9,000
  Proceeds from sale of property and equipment                                      1,082,000
  Other investments                                                                                           1,330,000
      Net cash used for investing activities                                     (25,794,000)                  (926,000)

                     CARROLS CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONT'D)
                  THREE MONTHS ENDED MARCH 31, 1997 AND 1996


               Increase (Decrease) in Cash and Cash Equivalents


                                                                                    March 31,                    March 31,
                                                                                   1997                          1996
                                                                                   (13 weeks)                   (13 weeks)
Cash flows from financing activities:
  Proceeds from long-term debt                                                    $16,532,000                  $ 2,707,000
  Principal payments on long-term debt                                                (2,000)                     (64,000)
  Principal payments on capital leases                                              (153,000)                    (158,000)
  Proceeds from issuing stock                                                      22,128,000
  Exercise of employee stock options                                                                                12,000
  Proceeds from sale-leaseback transactions                                                                      1,659,000
  Dividends paid                                                                                                (423,000)
     Net cash provided by
      financing activities                                                      38,505,000                     3,733,000
     Increase in cash and cash equivalents                                          7,807,000                      360,000
Cash and cash equivalents,
  beginning of period                                                            1,314,000                     1,463,000
    CASH AND CASH EQUIVALENTS,
      END OF PERIOD                                                            $ 9,121,000                   $ 1,823,000
Supplemental disclosures:
 Interest paid on debt                                                         $ 6,596,000                     $ 6,666,000
 Taxes paid                                                                    $ 1,265,000                     $    47,000

                     CARROLS CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS




1.  STATEMENT OF MANAGEMENT

     The accompanying consolidated financial statements have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission and do not include all of the information and the footnotes required by generally accepted accounting principles for complete statements. In the opinion of management, all normal and recurring adjustments necessary for a fair presentation of such financial statements have been included.

     The results of operations for the three months ended March 31, 1997, are not necessarily indicative of the results to be expected for the full year.

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 1996 contained in the Company's 1996 Annual Report on Form 10-K. The December 31, 1996 balance sheet data is derived from audited financial statements.


2.   INVENTORIES

     Inventories at March 31, 1997 and December 31, 1996, consisted of:

                                                  March 31,             December 31,
                                                   1997                    1996
   Raw materials (food and
     paper products)                     $1,456,000              $ 1,386,000
   Supplies                                  733,000                 777,000
                                         $2,189,000              $ 2,163,000

                        CARROLS CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  (continued)





3.   INCOME TAXES

     The income tax (provision) benefit was comprised of the following:

                                                  March 31,               March 31,
                                                  1997                     1996
   Current                             $  (125,000)            $   (100,000)
   Deferred                                494,000                   215,000
                                        $   369,000             $    115,000

     For 1997 and 1996 the difference between the expected tax provision resulting from application of the federal statutory income tax rate to pre-tax income and the reported income tax provision result principally from state taxes.

     A tax benefit of $907,000 resulting from the deferred disposition of stock options associated with the 1996 change in control transaction previously reported on Form 10-K was credited directly to paid in capital and increased the deferred income tax asset.

4.   ACQUISITION

     On March 28, 1997, the Company purchased certain assets and franchise rights of twenty-three Burger King restaurants in North and South Carolina for a cash price of approximately $21.0 million. Proforma information with respect to the acquisition is as follows, which assumes the transaction occurred on the first day of the period presented:

                                     THREE MONTHS ENDED MARCH 31,

                                                  1997                     1996
   Revenues                            $ 64,291,000             $ 60,696,000
   Operating income                    $  2,594,000             $  3,434,000
   Net (Loss)                         $   (908,000)            $   (429,000)

                        CARROLS CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  (continued)




5.   LONG-TERM DEBT

     On March 27, 1997, the Company entered into a Loan Agreement among the Company , Texas Commerce Bank National Association, as Agent, and other Lenders who are parties thereto (the "Loan Agreement"). The Loan Agreement provides for (i) a $127,000,000 Advance Loan Facility ($5.0 million of which will be used to replace the current $5.0 million term loan with Heller Financial, Inc.) under which the Company may borrow, through December 31, 1999, up to 75% of the purchase costs incurred in connection with permitted acquisitions of the Company, and; (ii) a $25,000,000 Revolving Loan Facility to be used to refinance the Company's existing revolving credit facility with Heller Financial, Inc., to finance permitted acquisitions and new store development by the Company, and for other working capital and general corporate purposes. The Company is also permitted to use the Advance Loan Facility to repurchase up to $25,000,000 of the 11-1/2% Senior Notes due 2003 (The "Senior Notes") in the event that the holders of such notes exercise the right to cause the Company to repurchase such Senior Notes due to a change in control.

     The Loan Agreement provides for interest rate options of a) the greater of the prime rate (or the Federal Funds Rate plus .50%) plus a margin currently at .75% but variable between 1.00% and 0.00%; or b) the London Interbank offering rate plus a margin currently at 2.25% but variable between 2.50% and 1.50%. A debt to earnings ratio will determine the margin percent. Commitment fees on the unused balances of the Advance Loan Facility and the Revolving Loan Facility will be payable quarterly at the annual rates of 0.25% and 0.375%, respectively.

     The Revolving Loan Facility has a maturity date of December 31, 2001 while the Advance Loan Facility requires quarterly principal repayments at an annual rate of 6% beginning with the end of the second quarter after each advance loan and increasing 2% per year through the 6{th} year with the remainder repayable during the 7{th} year.

     At March 31, 1997, $7.7 million was outstanding under the Advance Loan Facility. Substantially all assets of the Company are collaterialized by loan agreements and $12.8 million of the outstanding revolver debt was classified as current due to payment of such debt subsequent to March 31, 1997.

                        CARROLS CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  (continued)





6.   CHANGE IN STOCKHOLDERS' EQUITY

     On March 27, 1997, the Company received a net investment in its equity of $30.4 million which included a note of $8.3 million. Proceeds from this note were received by the Company on April 1, 1997 and the note was included with Trade and other receivables at March 31, 1997.

     In addition, the note receivable reflected as an increase to the December 31, 1996 stockholders deficit has been satisfied and Holdings has exercised its option to purchase certain warrants to acquire Holdings' common stock held by the issuer of the note.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                     OF OPERATIONS AND FINANCIAL CONDITION
                           ________________________




RESULTS OF OPERATIONS

     SALES. Sales for the three months ended March 31, 1997 increased $3.9 million, or 7.3%, as compared to the three months ended March 31, 1996. The Company operated an average of 236 Burger King restaurants for the first quarter of 1997 as compared to 219 in 1996. Average restaurant unit sales decreased .4% when comparing 1997 to 1996. Sales at comparable restaurants, the 216 units operating for the entirety of the compared periods, increased $0.1 million, or .1%. Net restaurant selling prices increased approximately 4.2% from the prior year due mainly to lower discount promotional activity (3.5%) and menu price increases (.7%).

     COST OF SALES. Cost of sales (food and paper costs) for the three months ended March 31, 1997 increased in dollars due to higher sales but as a percentage of sales these costs decreased .3% from 1996 to 1997 due primarily to the effect of fewer discount promotions partially offset by increases in commodity costs, especially beef.

     RESTAURANT WAGES AND RELATED EXPENSES. Restaurant wages and related expenses increased from 30.5% of sales to 32.1% of sales when comparing the three months ended March 31, 1996 to 1997. Increased wage rates (including the increase in the minimum wage rate effective October 1, 1996) and related payroll tax costs were partially offset by the effects of fewer discount promotions.

     OTHER RESTAURANT OPERATING EXPENSES. Other restaurant operating expenses increased in dollars due to higher sales and more restaurants but decreased as a percentage of sales from 21.5% in 1996 to 21.2% in 1997. A modest increase in utility expenses was more than offset by decreases in other operating costs like snowplowing expenses associated with the harsh winter conditions in the Northeast during the winter of 1996 as compared to the milder winter of 1997.

     DEPRECIATION AND AMORTIZATION. Additional depreciation and amortization from new and acquired restaurants was partially offset by the effect of assets becoming fully depreciated causing depreciation and amortization to increase $.2 million when comparing 1997 to 1996.

     ADMINISTRATIVE EXPENSES. Administrative expenses increased $.3 million when comparing the three months ended March 31, 1997 to 1996 due mainly to increased costs associated with more restaurants and costs associated with anticipated future expansion.

     ADVERTISING EXPENSE. An increase in advertising payments to Burger King Corporation of $0.2 million (based on sales levels) and additional promotional activities were the principal causes for the increase in advertising expense when comparing 1997 to 1996.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                     OF OPERATIONS AND FINANCIAL CONDITION
                                  (continued)
                           ________________________




     INTEREST  EXPENSE.   A  modest  increase  in  the  average  loan  balances
outstanding from 1996 to 1997 was offset by a slight decrease in the average interest rate.

     BENEFIT FOR TAXES. The income tax benefit reflected during the three months ended March 31, 1997 and 1996 reflects the benefit of the losses generated during the periods which are expected to be offset by income in subsequent periods.



LIQUIDITY AND CAPITAL RESOURCES

     The operating activities of the Company used $4.9 million of cash for the three months ended March 31, 1997 which included $6.3 million for the semi-annual payment of accrued interest on the Company's 11- 1/2 % Senior Notes ( the "Senior Notes").

     Capital spending for property, equipment and franchise rights of $26.9 million included $24.8 million for the acquisition of 24 restaurants in North Carolina and South Carolina, three restaurants in Michigan and two restaurants in Pennsylvania. Also included were construction costs for two new restaurant units that opened during the quarter, various remodels and other capital maintenance projects. One restaurant unit was sold during the quarter which resulted in cash proceeds of $1.1 million.

     As discussed in Note 5, the Company entered into a new loan agreement on March 27, 1997 whereby a $127.0 million Advance Loan Facility was established for the Company to borrow up to 75% of the purchase costs of permitted acquisitions. A $25.0 million Revolving Loan Facility was also established to refinance the existing revolving credit facility with Heller Financial, Inc., to finance permitted acquisitions and new store development, and for other working capital and general corporate purposes.

     Additionally as outlined in the Company's Form 8-K dated March 27, 1997, net proceeds from new common equity of $30.4 million was received including $8.3 million that was received subsequent to the end of the first quarter.

     During the three months ended March 31, 1997, $8.8 million was borrowed under the Company's revolving line of credit bringing the outstanding balance to $13.5 million at March 31, 1997. This balance was repaid in its entirety at the beginning of the second quarter. During the first quarter the Company also borrowed $7.7 million under the new Advance Term Loan agreement with Texas Commerce Bank.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                     OF OPERATIONS AND FINANCIAL CONDITION
                                  (continued)
                           ________________________



     The Company's loan agreements impose limitations on certain restricted payments, which include dividends and preferred stock redemptions of Holdings. As of March 31, 1997 dividends on the Preferred Stock of Holdings for the last quarter of 1996 and the first quarter of 1997 of $.4 million, and a scheduled preferred stock redemption of Holdings of $1.8 million from 1996 were unpaid. Proceeds from the new equity described above permitted the Company to subsequently make these payments in the second quarter of 1997.

     As discussed in the Company's Annual report on Form 10-K for 1996, the change in control occurred on March 27, 1997. Under the indenture governing the Company's Senior Notes, the change in control gives each holder of Senior Notes the right to require the Company to repurchase all or any part of such holder's Senior Notes which rights terminate on May 26, 1997. The stated repurchase price would be equal to 101% of the principal amount of the notes being repurchased plus accrued and unpaid interest. In light of current market conditions, the Company does not anticipate that a significant number of Senior Note holders will exercise these rights. To the extent that such repurchase rights are exercised, the Company expects to finance the amount through borrowings under the TCB Loan Agreement which provides for such borrowings up to an aggregate $25 million.

     While interest is accrued monthly, payments of approximately $6.2 million for interest on the Notes are made each February 15{th} and August 15{th} thus creating semi-annual cash needs. The Company believes that future cash flow from operations together with funds available under its loan agreements will be sufficient to meet all interest and principal payments under its indebtedness, fund the maintenance of property and equipment, fund restaurant remodeling required under the Franchise Agreements and meet required payments in respect of Holdings' Preferred Stock (subject to the terms of the Indenture and the Loan Facilities) for at least the next twelve months. The balance will provide funds for future acquisitions.


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

           EXHIBIT NO.
               27          Financial Data Schedule

     (b) Subsequent to the quarter ended March 31, 1997, the Company filed a current report on Form 8-K dated March 27, 1997, reporting Item 1 "Change in Control of Registrant"; Item 5 "Other Events"; and Item 7 "Proforma Financial Information".

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

                                            CARROLS CORPORATION
                                            968 James Street
                                            Syracuse, New York 13203
                                            (Registrant)


May 14, 1996                                /S/ ALAN VITULI
Date                                        (Signature)
                                            Alan Vituli
                                            Chairman and Chief Executive
                                            Officer




May 14, 1996                                /S/ PAUL R. FLANDERS
Date                                        (Signature)
                                            Paul R. Flanders
                                            Vice President - Finance