Form 10-Q
period 1997-06-30
CARROLS CORP
filed 1997-08-13
CIK 17927

FORM 10-Q


                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

[X] Quarterly report pursuant to section 13 or 15 (d) of the Securities Exchange Act of 1934

     For the quarterly period ended June 30, 1997
                              or

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


             Yes   X                    No


Common stock, par value $1.00, outstanding at August 14, 1997

                         10 SHARES

                        PART 1 - FINANCIAL INFORMATION

                     CARROLS CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                      JUNE 30, 1997 AND DECEMBER 31, 1996



                           ASSETS                                             June 30,                     December 31,
                                                                               1997                          1996
Current assets:
  Cash and cash equivalents                                                   $  3,320,000                 $  1,314,000
  Trade and other receivables                                                      382,000
                       793,000
  Inventories                                                                    2,391,000
                       2,163,000
  Prepaid real estate taxes                                                        565,000
                       725,000
  Deferred income taxes                                                        3,264,000
                       3,264,000
  Prepaid expenses and other current assets                                    1,066,000
                                                                                                              932,000
        Total current assets                                                    10,988,000
                       9,191,000
Property and equipment, at cost:
  Land                                                                           9,513,000
                       9,066,000
  Buildings and improvements                                                    16,533,000
                       16,175,000
  Leasehold improvements                                                        39,329,000
                       37,921,000
  Equipment                                                                     51,888,000
                       46,834,000
  Capital leases                                                                14,548,000
                       14,548,000
  Construction in progress                                                     1,760,000
                                                                                                              895,000
                                                                               133,571,000
                       125,439,000
  Less accumulated depreciation
    and amortization                                                          (67,190,000)
                       (63,356,000)
      Net property and equipment                                                66,381,000
                       62,083,000
Franchise rights, at cost (less accumulated      amortization
of $23,246,000 at June  30,       1997 and $21,787,000 at
December 31, 1996).                                                             65,944,000
                                                                                                             46,203,000
Beneficial leases, at cost (less
  accumulated amortization of $8,169,000 at      June 30,
1997 and $7,748,000 at
  December 31, 1996).                                                            6,486,000
                       6,907,000
Excess of cost over fair value of assets         acquired
(less accumulated amortization of
  $607,000 at June 30, 1997 and $578,000 at     December 31,
1996).                                                                           1,704,000
                       1,733,000
Deferred income taxes                                                            7,422,000
                       6,637,000
Other assets                                                                   8,071,000
                                                                                                            5,834,000
                                                                           $ 166,996,000
                       $138,588,000

                     CARROLS CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED BALANCE SHEETS (CONT'D)
                      JUNE 30, 1997 AND DECEMBER 31, 1996






LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)                                      June 30,                 December 31,
                                                                                    1997                          1996
Current liabilities:
  Current portion of long-term debt                                             $    580,000                  $     8,000
  Current portion of capital lease obligations                                       491,000                      574,000
  Accounts payable                                                                 5,897,000                    9,319,000
  Accrued liabilities:
    Payroll and employee benefits                                                  3,467,000                    3,837,000
    Taxes - income and other                                                       1,674,000                    2,334,000
    Interest                                                                       4,743,000                    4,741,000
    Other                                                                          3,522,000                    3,382,000
        Total current liabilities                                                 20,374,000                   24,195,000
Long-term debt, net of current portion                                           120,635,000                  118,180,000
Capital lease obligations,
  net of current portion                                                           2,281,000                    2,503,000
Deferred income - sale/leaseback of real
  estate                                                                           2,094,000                    2,154,000
Accrued postretirement benefits                                                    1,557,000                    1,522,000
Other liabilities                                                                2,397,000                    1,696,000
        Total liabilities                                                        149,338,000                  150,250,000
Stockholder's equity (deficit):
  Common stock, par value $1; authorized
    1,000 shares, issued and outstanding -
    10 shares                                                                             10                           10
  Additional paid-in capital
          1,411,990
                                                                                  30,547,990
  Accumulated deficit                                                                                          (
          (10,574,000)
                                                                                 12,890,000)
  Less: Note receivable - redemption of
    warrants
                                                                                                              (2,500,000)
    Total stockholder's equity (deficit)
          (11,662,000)
                                                                                  17,658,000
                                                                                                               $166,996,000
          $138,588,000

                     CARROLS CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                   THREE MONTHS ENDED JUNE 30, 1997 AND 1996








                                                                                    June 30,                     June 30,
                                                                                    1997                        1996
                                                                                  (13 weeks)                   (13 weeks)
Revenues:
  Sales                                                                         $ 72,237,000                 $ 61,197,000
  Other income                                                                        62,000                      66,000
                                                                                  72,299,000                   61,263,000
Costs and expenses:
  Cost of sales                                                                   20,796,000                   17,380,000
  Restaurant wages & related expenses                                             21,901,000                   17,855,000
  Other restaurant operating expenses                                             14,366,000                   12,385,000
  Depreciation and amortization                                                    3,934,000                    2,696,000
  Administrative expenses                                                          3,052,000                    2,695,000
  Advertising expense                                                              3,060,000                    2,723,000
  Costs associated with change of control                                                                         449,000
    Total operating expenses                                                      67,109,000                  56,183,000
Operating income                                                                   5,190,000                   5,080,000
  Interest expense                                                                 3,525,000                    3,501,000
    Income before taxes                                                           1,665,000                    1,579,000
Provision for taxes                                                                  741,000                      755,000
     NET INCOME                                                               $     924,000                  $    824,000

                     CARROLS CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    SIX MONTHS ENDED JUNE 30, 1997 AND 1996








                                                                                    June 30,                     June 30,
                                                                                    1997                        1996
                                                                                  (26 weeks)                   (26 weeks)
Revenues:
  Sales                                                                         $130,542,000                 $115,559,000
  Other income                                                                       145,000                     115,000
                                                                                 130,687,000                  115,674,000
Costs and expenses:
  Cost of sales                                                                   37,302,000                   32,936,000
  Restaurant wages & related expenses                                             40,605,000                   34,458,000
  Other restaurant operating expenses                                             26,716,000                   24,061,000
  Depreciation and amortization                                                    6,836,000                    5,359,000
  Administrative expenses                                                          5,800,000                    5,171,000
  Advertising expense                                                              5,791,000                    5,154,000
  Costs associated with change of control                                                                         449,000
    Total operating expenses                                                     123,050,000                 107,588,000
Operating income                                                                   7,637,000                   8,086,000
  Interest expense                                                                 7,081,000                    7,050,000
    Income before taxes                                                             556,000                    1,036,000
Provision for taxes                                                                  372,000                      640,000
     NET INCOME                                                               $     184,000                  $    396,000

                     CARROLS CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                    SIX MONTHS ENDED JUNE 30, 1997 AND 1996


               Increase (Decrease) in Cash and Cash Equivalents


                                                                    June 30,                     June 30,
                                                                      1997                         1996
                                                                   (26 weeks)                  (26 weeks)
Cash flows from operating activities:
  Net income                                                    $     184,000                                   $   396,000
  Adjustments to reconcile net income
    to cash used for operating activities:
      Depreciation and amortization                                 6,836,000                   5,360,000
      Deferred income taxes                                           122,000                     440,000
      (Gain) loss on sale of property and
equipment                                                            (244,000)                      3,000
      Change in assets and liabilities:
        Trade and other receivables                                   411,000                     299,000
        Inventories                                                  (228,000)                   (150,000)
        Prepaid expenses and other current assets                       9,000                     (61,000)
        Other assets                                                 (577,000)                   (598,000)
        Accounts payable                                           (3,422,000)                 (1,786,000)
        Accrued interest                                                2,000                     (68,000)
        Accrued taxes - income and other                             (660,000)                    (74,000)
        Accrued payroll and employee benefits                        (370,000)                   (645,000)
        Other accrued liabilities                                     140,000                     100,000
        Other                                                         676,000                    (106,000)
      Cash provided by operating activities                         2,879,000                   3,110,000
Cash flows from investing activities:
  Capital expenditures:
    Property and equipment                                         (2,027,000)                 (3,607,000)
    Construction of new restaurants                                (3,107,000)                   (634,000)
    Acquisition of restaurants                                    (25,365,000)                    (22,000)
    Franchise rights                                                 (325,000)                   (171,000)
  Notes and mortgages issued                                           (3,000)
  Payments received on notes and mortgages
    receivable                                                          8,000                      18,000
  Proceeds from sale of property, equipment and      franchise
rights                                                              1,092,000                     635,000
  Other investments                                                                             1,330,000
      Net cash used for investing activities                    $ (29,727,000)                $(2,451,000)

                     CARROLS CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONT'D)
                    SIX MONTHS ENDED JUNE 30, 1997 AND 1996


               Increase (Decrease) in Cash and Cash Equivalents


                                                                                     June 30,                     June 30,
                                                                                    1997                         1996
                                                                                   (26 weeks)                   (26 weeks)
Cash flows from financing activities:
  Proceeds from long-term debt                                                    $12,700,000                  $     7,000
  Financing costs associated with long-term debt                                  (2,097,000)
  Principal payments on long-term debt                                                (4,000)                    (829,000)
  Principal payments on capital leases                                              (305,000)                    (314,000)
  Purchase of senior notes                                                                                       (838,000)
  Retirement of long-term debt                                                    (9,669,000)
  Proceeds from issuing stock                                                      30,442,000
  Exercise of employee stock options                                                                                12,000
  Proceeds from sale-leaseback transactions                                                                      1,659,000
  Dividends paid                                                                  (407,000)                     (423,000)
  Redemption of preferred stock                                                   (1,806,000)
     Net cash provided by (used for)
      financing activities                                                      28,854,000                      (726,000)
     Increase (decrease) in cash and cash
equivalents                                                                         2,006,000                     (67,000)
Cash and cash equivalents,
  beginning of period                                                            1,314,000                     1,463,000
    CASH AND CASH EQUIVALENTS,
      END OF PERIOD                                                            $ 3,320,000                   $ 1,396,000
Supplemental disclosures:
 Interest paid on debt                                                         $ 7,079,000                     $ 7,118,000
 Taxes paid                                                                    $ 1,358,000                     $    98,000

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

     The results of operations for the three and six months ended June 30, 1997, are not necessarily indicative of the results to be expected for the full year.

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


2.   INVENTORIES

     Inventories at June 30, 1997 and December 31, 1996, consisted of:

                                                  June 30,              December 31,
                                                   1997                    1996
   Raw materials (food and
     paper products)                     $1,454,000              $ 1,386,000
   Supplies                                  937,000                 777,000
                                         $2,391,000              $ 2,163,000

                        CARROLS CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  (continued)





3.   INCOME TAXES

     The income tax provision was comprised of the following:

                                                  June 30,                 June 30,
                                                  1997                     1996
   Current                              $   250,000             $    200,000
   Deferred                                 122,000                  440,000
                                        $   372,000             $    640,000

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

4.   ACQUISITION

     On March 28, 1997, the Company purchased certain assets and franchise rights of twenty-three Burger King restaurants in North and South Carolina for a cash price of approximately $21.0 million. The following proforma results of operations assume the acquisition occurred as of January 1, 1997:

                             SIX MONTHS ENDED JUNE  30,

                                          1997
   Revenues                  $ 136,590,000
   Operating income          $   7,784,000
   Net income                $     272,000

     The proforma financial information is not necessarily indicative of the operating results that would have occurred had the acquisition been consummated as of January 1, 1997, nor are they necessarily indicative of future operating results.

                        CARROLS CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  (continued)




5.   LONG-TERM DEBT

     On March 27, 1997, the Company entered into a loan agreement among the Company, Texas Commerce Bank National Association, as Agent, and other lenders (collectively the "Lender") who are parties thereto (the "Loan Agreement"). The Loan Agreement provides for: (i) a $127,000,000 Advance Loan Facility under which the Company may borrow, through December 31, 1999, up to 75% of the purchase costs incurred in connection with the acquisition and; (ii) a $25,000,000 Revolving Loan Facility which replaced the Company's revolving credit facility with Heller Financial, Inc. The Revolving Loan Facility is available to finance restaurant acquisitions and new restaurant development by the Company, and for other working capital and general corporate purposes.

     The Loan Agreement provides for interest rate options of: (i) the greater of the prime rate (or the Federal Funds Rate plus .50%) plus a margin currently at .75% but variable between 0.00% and 1.00%; or (ii) the London Interbank offering rate plus a margin currently at 2.25% but variable between 1.50% and 2.50%, based upon debt to cash flow ratios. Commitment fees on the unused balances of the Advance Loan Facility and the Revolving Loan Facility are payable quarterly at the annual rates of 0.25% and 0.375%, respectively.

     The Revolving Loan Facility has a maturity date of December 31, 2001 while the Advance Loan Facility requires quarterly principal repayments at an annual rate of 6% beginning with the end of the second quarter after each advance loan and increasing 2% per year through the 6{th} year with the remainder repayable during the 7{th} year.

     At June 30, 1997, $12.7 million was outstanding under the Advance Loan Facility including $5.0 million used to refinance the previously outstanding term loan with Heller Financial, Inc. Substantially all assets of the Company are or will be pledged to the Lender as collateral security under the loans made pursuant to the Loan Agreement.

                        CARROLS CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  (continued)





6.   CHANGE IN STOCKHOLDERS' EQUITY

     As reported in the Company's 1996 Annual report on Form 10-K and in a Form 8-K dated March 27, 1997, the change in control of the Company's parent company, Carrols Holdings Corporation ("Holdings"), occurred on March 27, 1997. In connection with this, the Company received additional capital of approximately $30.4 million.

     Holdings has exercised its option to purchase certain warrants to acquire its common stock by cancellation of a note receivable from the holder of the warrants. The note receivable was previously reflected as an increase to the December 31, 1996 stockholders deficit.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                     OF OPERATIONS AND FINANCIAL CONDITION
                           ________________________



RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 1997 COMPARED TO THREE MONTHS ENDED JUNE 30, 1996.

     SALES. Sales for the three months ended June 30, 1997 increased $11.0 million, or 18.0%, as compared to the three months ended June 30, 1996. The Company operated an average of 262 Burger King restaurants for the second quarter of 1997 as compared to 220 in 1996. Average restaurant unit sales decreased 1.0% when comparing 1997 to 1996. Sales at comparable restaurants, the 218 units operating for the entirety of the compared periods, decreased $0.6 million, or 1.0%. Net restaurant selling prices remained relatively stable.

     COST OF SALES. Cost of sales (food and paper costs) for the three months ended June 30, 1997 increased in dollars due to higher sales. As a percentage of sales, these costs increased .4% from 1996 to 1997 due primarily to increases in commodity costs, especially beef, partially offset by the effect of fewer discount promotions.

     RESTAURANT WAGES AND RELATED EXPENSES. Restaurant wages and related expenses increased from 29.2% of sales to 30.3% of sales when comparing the three months ended June 30, 1996 to 1997 due mainly to increased wage rates (including the increase in the minimum wage rate effective October 1, 1996) and related payroll tax costs.

     OTHER RESTAURANT OPERATING EXPENSES. Other restaurant operating expenses increased in dollars due to higher sales and more restaurants but decreased as a percentage of sales from 20.2% in 1996 to 19.9% in 1997. A decrease in average utility expense, repair and maintenance costs, operating supplies and linen were the principal causes of this decrease.

     DEPRECIATION AND AMORTIZATION. Additional depreciation and amortization from new and acquired restaurants was partially offset by the effect of assets becoming fully depreciated causing depreciation and amortization to increase $1.2 million when comparing 1997 to 1996.

     ADMINISTRATIVE EXPENSES. Administrative expenses increased $.4 million when comparing the three months ended June 30, 1997 to 1996 due mainly to increased costs associated with more restaurants and costs associated with anticipated future expansion. However, as a percentage of sales these expenses decreased from 4.4% the three months ended June 30, 1996 to 4.2% in the same period of 1997.

     ADVERTISING EXPENSE. An increase in advertising payments to Burger King Corporation of $0.4 million (based on sales levels) was the principal cause for the increase in advertising expense when comparing 1997 to 1996. This was partially offset by a .1% decrease in expenditures on other promotional activity.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                     OF OPERATIONS AND FINANCIAL CONDITION
                                  (continued)
                           ________________________


     INTEREST  EXPENSE.   A  modest  increase  in  the  average  loan  balances
outstanding from 1996 to 1997 was offset by a slight decrease in the average interest rate.

     PROVISION FOR TAXES.   The provision for income taxes reflected during the
three months ended June 30, 1997 and 1996 reflects taxes at the expected annual effective rate.


SIX MONTHS ENDED JUNE 30, 1997 COMPARED TO SIX MONTHS ENDED JUNE 30, 1996

     SALES.  Sales for the six  months  ended  June  30,  1997  increased $15.0
million,  or  13.0%  as  compared  to the six months ended June 30, 1996.   The
Company operated an average of 249 Burger King restaurants in the first six months of 1997 as compared to an average of 219 in the first six months of 1996. Average restaurant unit sales decreased .4% in the first six months of 1997 as compared to 1996. Sales at comparable restaurants, the 216 restaurants operating for the entirety of the compared periods, decreased $0.6 million, or
 .5%.   Net  restaurant  selling  prices  remained  relatively  stable  for  the comparable six month periods.

     COST OF SALES. Cost of sales (food and paper costs) for the six months ended June 30, 1997 increased in dollars due to higher sales. Cost of sales as a percentage of sales increased from 28.5% in 1996 to 28.6% in 1997 as a result of increases in certain commodity costs, especially beef.

     RESTAURANT WAGES AND RELATED EXPENSES. Restaurant wages and related expenses increased from 29.8% of sales to 31.1% of sales when comparing the six months ended June 30, 1997 to 1996 due mainly to increased wage rates, increased group insurance costs, and some increases in unemployment tax rates.

     OTHER RESTAURANT OPERATING EXPENSES. Other restaurant operating expenses increased in dollars due to higher sales and more restaurants but decreased as a percentage of sales from 20.8% in 1996 to 20.5% in 1997 as a result of a decrease in average repair and maintenance cost, operating supplies and linen costs.

     DEPRECIATION AND AMORTIZATION. Additional depreciation and amortization from new and acquired restaurants was partially offset by the effect of assets becoming fully depreciated causing depreciation and amortization to increase $1.5 million when comparing 1997 to 1996.

     ADMINISTRATIVE EXPENSES. Administrative expenses increased $.6 million when comparing the six months ended June 30, 1997 to 1996 due mainly to increased costs associated with more restaurants and costs associated with anticipated future expansion. However, as a percentage of sales, these expenses decreased 4.5% in the six months ended June 30, 1996 to 4.4% in the same period of 1997.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                     OF OPERATIONS AND FINANCIAL CONDITION
                                  (continued)
                           ________________________


     ADVERTISING EXPENSE. An increase in advertising payments to Burger King Corporation of $0.6 million (based on sales levels) was the principal cause for the increase in advertising expense when comparing 1997 to 1996.

     INTEREST  EXPENSE.   A  modest  increase  in  the  average  loan  balances
outstanding from 1996 to 1997 was offset by a slight decrease in the average interest rate.

     PROVISION FOR TAXES.   The provision for income taxes reflected during the
six months ended June 30, 1996 and 1997 reflects taxes at the expected annual effective rate.


LIQUIDITY AND CAPITAL RESOURCES

     The operating activities of the Company provided $2.9 million of cash for the six months ended June 30, 1997 after using $6.2 million for the semi-annual payment of accrued interest on the Company's 11- 1/2 % Senior Notes ( the "Senior Notes").

     Capital spending for property, equipment and franchise rights of $30.8 million included $25.8 million for the acquisition of 24 restaurants in North Carolina and South Carolina, three restaurants in Michigan and two restaurants in Pennsylvania. Also included were construction costs for four new restaurant units that opened during the period, various remodels and other capital maintenance projects. One restaurant unit was sold during the first quarter which resulted in cash proceeds of $1.1 million.

     As discussed in Note 5, the Company entered into a new loan agreement on March 27, 1997 whereby a $127.0 million Advance Loan Facility was established for the Company to borrow up to 75% of the purchase costs of acquisitions. A $25.0 million Revolving Loan Facility was also established to refinance the Company's previous revolving credit facility with Heller Financial, Inc., to finance restaurant acquisitions and new store development, and for other working capital and general corporate purposes.

     During the six months ended June 30, 1997, the Company borrowed $12.7 million under the Advance Loan Facility with Texas Commerce Bank, $5.0 million of which represented the refinancing of an existing term loan with Heller Financial, Inc. and $4.6 million to retire the previous balance of the revolver with Heller Financial, Inc.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                     OF OPERATIONS AND FINANCIAL CONDITION
                                  (continued)
                           ________________________


     As reported in the Company's 1996 Annual report on Form 10-K and in a Form 8-K dated March 27, 1997, the change in control of the Company's parent, Carrols Holdings Corporation, occurred on March 27, 1997. In connection with this change of control, the Company received net proceeds from new common equity of approximately $30.4 million. Under the 1993 Indenture governing the Company's Senior Notes,(the "Indenture") the change in control gave each holder of Senior Notes the right to require the Company to repurchase all or any part of such holder's Senior Notes at a repurchase price equal to 101% of the principal amount of the Senior Notes being repurchased plus accrued and unpaid interest. A total of $25,000 in Senior Notes were presented for redemption.

     While interest is accrued monthly, payments of approximately $6.2 million for interest on the Senior Notes are made each February 15{th} and August 15{th} thus creating semi-annual cash needs. The Company believes that future cash flow from operations together with funds available under Loan Agreement will be sufficient to meet all interest and principal payments under its indebtedness, fund the maintenance of property and equipment, fund restaurant remodeling required under the Burger King franchise agreements and meet required payments in respect of Holdings' Preferred Stock (subject to the terms of the Indenture and the Loan Agreement) for at least the next twelve months. The balance will provide funds for future acquisitions.


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

           EXHIBIT NO.
               27          Financial Data Schedule

     (b) During the quarter the Company filed a current report on Form 8-K dated March 27, 1997, reporting Item 1 "Change in Control of Registrant"; Item 5 "Other Events"; and Item 7 "Proforma Financial Information".

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

                                            CARROLS CORPORATION
                                            968 James Street
                                            Syracuse, New York 13203
                                            (Registrant)


August 13, 1997                             /S/ ALAN VITULI
Date                                        (Signature)
                                            Alan Vituli
                                            Chairman and Chief Executive
                                            Officer




August 13, 1997                             /S/ PAUL R. FLANDERS
Date                                        (Signature)
                                            Paul R. Flanders
                                            Vice President - Finance