Form 10-Q
period 1997-09-30
CARROLS CORP
filed 1997-11-14
CIK 17927

FORM 10-Q


                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

      [X]  Quarterly report pursuant to section 13 or 15 (d) of the
                     Securities Exchange Act of 1934

            For the quarterly period ended SEPTEMBER 30, 1997
                                   or

      [  ]Transition report pursuant to section 13 or 15 (d) of the
                     Securities Exchange Act of 1934


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


                            Yes   X                    No


Common stock, par value $1.00, outstanding at November 14, 1997

                                            10 SHARES

                        PART 1 - FINANCIAL INFORMATION

                     CARROLS CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                   SEPTEMBER 30, 1997 AND DECEMBER 31, 1996



                                                                          (Unaudited)
                        ASSETS                                      September 30,                      December 31,
                                                                      1997                              1996
Current assets:
  Cash and cash equivalents                                              $  2,109,000                  $  1,314,000
  Trade and other receivables                                                 753,000
                  793,000
  Inventories                                                               2,973,000
                  2,163,000
  Prepaid real estate taxes                                                   803,000
                  725,000
  Prepaid expenses and other current assets                             1,310,000
                                                                                                         932,000
  Deferred income taxes                                                 3,264,000
                  3,264,000
        Total current assets                                               11,212,000
                  9,191,000
Property and equipment, at cost:
  Land                                                                     10,800,000
                  9,066,000
  Buildings and improvements                                               18,671,000
                  16,175,000
  Leasehold improvements                                                   42,190,000
                  37,921,000
  Equipment                                                                60,037,000
                  46,834,000
  Capital leases                                                           14,548,000
                  14,548,000
  Construction in progress                                                775,000
                                                                                                         895,000
                                                                          147,021,000
                  125,439,000
  Less accumulated depreciation
    and amortization                                                  (67,370,000)
                  (63,356,000)
      Net property and equipment                                           79,651,000
                  62,083,000
Franchise rights, at cost (less accumulated
amortization       of $24,174,000 at September  30,
1997 and                       $21,787,000 at December                    107,506,000
31, 1996).                                                                                               46,203,000
Beneficial leases, at cost (less accumulated
amortization
  of $8,329,000 at September 30, 1997 and $7,748,000                        6,326,000
                  6,907,000
at December 31, 1996).
Excess of cost over fair value of assets  acquired
(less        accumulated amortization of $621,000 at
September 30,   1997 and $578,000 at December 31,                           1,690,000
                  1,733,000
1996).
Deferred income taxes                                                       6,637,000
                  6,637,000
Other assets                                                            7,948,000
                                                                                                       5,834,000
                                                                    $ 220,970,000
                  $138,588,000

                     CARROLS CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED BALANCE SHEETS (CONT'D)
                   SEPTEMBER 30, 1997 AND DECEMBER 31, 1996






                                                                          (Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                          September 30,                  December 31,
                                                                          1997                           1996
Current liabilities:
  Accounts payable                                                          7,804,000                     9,319,000
  Accrued liabilities:
    Payroll and employee benefits                                           4,417,000                     3,837,000
    Taxes - income and other                                                1,287,000                     2,334,000
    Interest                                                                1,804,000                     4,741,000
    Other                                                                   4,270,000                     3,382,000
  Current portion of long-term debt                                         3,834,000                         8,000
  Current portion of capital lease obligations                                464,000                       574,000
        Total current liabilities                                          23,880,000                    24,195,000
Long-term debt, net of current portion                                    170,765,000                   118,180,000
Capital lease obligations, net of current portion                           2,169,000                     2,503,000
Deferred income - sale/leaseback of real estate                             2,064,000                     2,154,000
Accrued postretirement benefits                                             1,574,000                     1,522,000
Other liabilities                                                       2,459,000                       1,696,000
        Total liabilities                                                 202,911,000                   150,250,000
Stockholders' equity (deficit):
  Common stock, par value $1; authorized
    1,000 shares, issued and outstanding - 10 shares                               10                            10
  Additional paid-in capital
   1,411,990
                                                                           30,411,990
  Accumulated deficit                                                                                    (12,353,000)
   (10,574,000)
  Less: Note receivable - redemption of
    warrants
                                                                           -                            (2,500,000)
    Total stockholders' equity (deficit)
   (11,662,000)
                                                                           18,059,000
                                                                                                         $220,970,000
   $138,588,000

                     CARROLS CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                THREE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                                  (Unaudited)







                                                                        September 30,                 September 30,
                                                                           1997                       1996
                                                                           (13 weeks)                    (13 weeks)
Revenues:
  Sales                                                                  $ 76,589,000                  $ 62,079,000
Costs and expenses:
  Cost of sales                                                            22,303,000                    17,397,000
  Restaurant wages and  related expenses                                   23,283,000                    18,013,000
  Other restaurant operating expenses                                      15,965,000                    12,378,000
  Depreciation and amortization                                             3,741,000                     2,819,000
  Administrative expenses                                                   3,667,000                     2,408,000
  Advertising expense                                                       3,302,000                     2,749,000
    Total operating expenses                                             72,261,000                    55,764,000
Operating income                                                            4,328,000                   6,315,000
  Interest expense                                                          3,978,000                     3,580,000
    Income before taxes                                                    350,000                      2,735,000
Provision (credit) for taxes                                                (191,000)                     1,260,000
     Net income                                                    $       541,000                   $    1,475,000

                     CARROLS CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                 NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                                  (Unaudited)







                                                                        September 30,                 September 30,
                                                                           1997                       1996
                                                                           (39 weeks)                    (39 weeks)
Revenues:
  Sales                                                                  $207,113,000                  $177,638,000
Costs and expenses:
  Cost of sales                                                            59,600,000                    50,333,000
  Restaurant wages and related expenses                                    63,539,000                    52,310,000
  Other restaurant operating expenses                                      43,005,000                    36,524,000
  Depreciation and amortization                                            10,578,000                     8,178,000
  Administrative expenses                                                   9,337,000                     7,566,000
  Advertising expense                                                       9,093,000                     7,903,000
  Costs associated with change in control                                   -                             449,000
    Total operating expenses                                            195,152,000                   163,263,000
Operating income                                                           11,961,000                  14,375,000
  Interest expense                                                         11,059,000                    10,605,000
    Income before taxes                                                    902,000                      3,770,000
Provision for taxes                                                           181,000                     1,900,000
     Net income                                                    $       721,000                  $     1,870,000

                     CARROLS CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                 NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                                  (Unaudited)


                                                                        September 30,                 September 30,
                                                                          1997                         1996
                                                                           (39 weeks)                    (39 weeks)
Cash flows from operating activities:
  Net income                                                            $     721,000                   $ 1,870,000
  Adjustments to reconcile net income
    to cash provided by operating activities:
      Depreciation and amortization                                        10,578,000                     8,178,000
      Change in assets and liabilities                                    (4,248,000)                   (3,339,000)
      Cash provided by operating activities                                 7,051,000                     6,709,000
Cash flows from investing activities:
  Capital expenditures:
    Property and equipment                                                (4,561,000)                   (5,699,000)
    Construction of new restaurants                                       (6,391,000)                   (1,981,000)
    Acquisitions of restaurants                                          (78,056,000)                   (8,597,000)
  Proceeds from sale of property, equipment and
franchise rights                                                            1,092,000                     2,338,000
  Other                                                                     (3,000)                      572,000
      Net cash used for investing activities                          $  (87,919,000)             $  (13,367,000)
Cash flows from financing activities:
  Proceeds from long-term debt                                          $  66,300,000                 $   7,514,000
  Financing costs associated with long-term debt                          (2,397,000)                             -
  Principal payments on long-term debt                                      (200,000)                     (152,000)
  Principal payments on capital leases                                      (444,000)                     (463,000)
  Purchase of senior notes                                                   (25,000)                     (838,000)
  Retirement of long-term debt                                            (9,669,000)                     (450,000)
  Proceeds from issuing stock                                              30,442,000                             -
  Proceeds from sale-leaseback transactions                                                               1,659,000
  Dividends paid                                                       (2,349,000)                      (618,000)
  Other                                                                         5,000                  -
     Net cash provided by financing activities                         81,663,000                      6,652,000
     Increase (decrease) in cash and cash equivalents                         795,000                       (6,000)
Cash and cash equivalents,
  beginning of period                                                   1,314,000                      1,463,000
    Cash and cash equivalents,
      end of period                                                  $  2,109,000                  $   1,457,000

                     CARROLS CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS




1.  STATEMENT OF MANAGEMENT

     The accompanying consolidated financial statements have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission and do not include all of the information and the footnotes required by generally accepted accounting principles for complete statements. In the opinion of management, all normal and recurring adjustments necessary for a fair presentation of such financial consolidated statements have been included.

     The results of operations for the three and nine months ended September 30, 1997, are not necessarily indicative of the results to be expected for the full year.

     The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 1996 contained in the Company's 1996 Annual Report on Form 10-K. The December 31, 1996 balance sheet data is derived from audited financial statements.

     Certain amounts for prior periods have been reclassified to conform to the current period presentation.


2.   INVENTORIES

     Inventories at September 30, 1997 and December 31, 1996, consisted of:

                                                September 30,           December 31,
                                                   1997                     1996
   Raw materials (food and
     paper products)                  $   2,014,000            $   1,386,000
   Supplies                                         959,000             777,000
                                      $   2,973,000            $   2,163,000

                        CARROLS CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  (continued)




3.   INCOME TAXES

     The income tax provision was comprised of the following:

                                                September 30,           September 30,
                                                   1997                     1996
   Current                             $    181,000            $     300,000
   Deferred                                   _- _                 1,600,000
                                       $    181,000             $  1,900,000

     For 1997 and 1996 the difference between the expected tax provision resulting from application of the federal statutory income tax rate to pre-tax income and the reported income tax provision result principally from state taxes and the deferred disposition of stock options.

     A tax benefit of $907,000 resulting from the deferred disposition of stock options associated with the 1996 change in control transaction previously reported on Form 10-K was credited directly to paid in capital.

4.   ACQUISITIONS

     On March 28, 1997, the Company purchased certain assets and franchise rights of twenty-three Burger King restaurants in North and South Carolina for a cash price of approximately $21 million.

     On August 20, 1997, the Company purchased certain assets and franchise rights of sixty-three Burger King restaurants, primarily in Western New York State, Indiana and Kentucky for a cash price of approximately $52 million.

     The following proforma results of operations assume these acquisitions occurred as of the beginning of the respective periods:


                                         Nine Months Ended September 30,

                                      1997                      1996
   Revenues                  $ 253,566,000             $ 243,860,000
   Operating income           $ 15,584,000              $ 20,794,000
   Net income                $   1,297,000             $   3,815,000

                        CARROLS CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  (continued)




4.   ACQUISITIONS - continued


     The preceeding proforma financial information is not necessarily indicative of the operating results that would have occurred had either acquisition been consummated as of the beginning of the respective periods, nor are they necessarily indicative of future operating results.


5.   LONG-TERM DEBT


     On March 27, 1997, the Company entered into a loan agreement (the "Loan Agreement") among the Company, Texas Commerce Bank National Association, as Agent, and other lenders (collectively the "Lender") who are parties thereto. The Loan Agreement provides for: (i) a $127,000,000 Advance Loan Facility under which the Company may borrow, through December 31, 1999, up to 75% of the purchase costs incurred in connection with the acquisition and; (ii) a $25,000,000 Revolving Loan Facility which replaced the Company's revolving credit facility with Heller Financial, Inc. The Revolving Loan Facility is available to finance restaurant acquisitions and new restaurant development by the Company, and for other working capital and general corporate purposes.

     The Loan Agreement provides for interest rate options of: (i) the greater of the prime rate (or the Federal Funds Rate plus .50%) plus a variable margin between 0.00% and 1.00% (.50% at September 30, 1997); or (ii) the London Interbank offering rate plus a variable margin between 1.50% and 2.50% (2.00% of September 30, 1997), based upon debt to cash flow ratios. Commitment fees on the unused balances of the Advance Loan Facility and the Revolving Loan Facility are payable quarterly at the annual rates of 0.25% and 0.375%, respectively.

     The Revolving Loan Facility has a maturity date of December 31, 2001 while the Advance Loan Facility requires quarterly principal repayments at an annual rate of 6% beginning with the end of the second quarter after each advance loan and increasing 2% per year through the sixth year with the remainder repayable on June 30, 2003.

     At September 30, 1997, $62.5 million was outstanding under the Advance Loan Facility and $3.6 million was outstanding under the Revolving Loan Facility. Substantially all assets of the Company are or will be pledged to the Lender as collateral security under the loans made pursuant to the Loan Agreement.

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

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                     OF OPERATIONS AND FINANCIAL CONDITION
                           ________________________


RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1996.

     SALES. Sales increased $14.5 million, or 23.4%, as compared to the three months ended September 30, 1996. The Company operated an average of 293 Burger King restaurants for the third quarter of 1997 as compared to 228 in 1996. Average restaurant unit sales decreased 4.0% when comparing 1997 to 1996. Sales at comparable restaurants, the 216 units operating for the entirety of the compared periods, decreased $1.6 million, or 2.7%. Sales were negatively impacted for two weeks in August due to negative publicity surrounding events at Hudson Foods, a Burger King beef supplier. The differential in the decrease of average restaurant sales and comparable restaurant sales is primarily attributable to the acquisition of restaurants in 1997 which had lower average sales volumes than the Company's existing restaurants.

     COST OF SALES. Cost of sales (food and paper costs) as a percentage of sales, increased from 28.0% in 1996 to 29.1% in 1997 due primarily to a 5.6% increase in beef commodity costs for the quarter and increased discounts due to the introductory promotion of the Big King sandwich in September 1997.

     RESTAURANT WAGES AND RELATED EXPENSES. Restaurant wages and related expenses as a percentage of sales increased from 29.0% in 1996 to 30.4% in 1997 due mainly to increased wage rates (including the increases in the minimum wage rate effective October 1, 1996 and September 1, 1997) and related payroll tax costs.

     OTHER RESTAURANT OPERATING EXPENSES. Other restaurant operating expenses increased as a percentage of sales from 19.9% in 1996 to 20.8% in 1997 due primarily to the fixed portion of occupancy and related costs associated with lower comparable store sales.

     DEPRECIATION AND AMORTIZATION. Depreciation and amortization increased from 4.5% of sales in 1996 to 4.9% of sales in 1997 due to the fixed nature of restaurant level depreciation and amortization compared to lower comparable store sales.

     ADMINISTRATIVE EXPENSES. Administrative expenses, as a percentage of sales increased from 3.9% in 1996 to 4.8% in 1997 due in part to costs associated with the assimilation of acquired restaurants, the decline in comparable restaurant sales, and a gain of $.3 million in the third quarter of 1996 relative to the sale of a parcel of land.

     ADVERTISING EXPENSE. Advertising expenses are comparable as a percentage of sales due to no significant changes in Company directed promotional activities.

     INTEREST EXPENSE. Interest expense increased approximately $.4 million due to borrowings associated with 1997 restaurant acquisitions, offset by a lower average borrowing rate (10.6% in 1997 compared to 11.1% in 1996).

     PROVISION FOR TAXES. The provision for income taxes for the three months ended September 30, 1997 reflects adjustments to the Company's expected annual effective income tax rate.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                     OF OPERATIONS AND FINANCIAL CONDITION
                                  (continued)
                           ________________________


NINE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1996

     SALES. Sales for the nine months ended September 30, 1997 increased $29.5 million, or 16.6% as compared to the nine months ended September 30, 1996. The Company operated an average of 260 Burger King restaurants in the first nine months of 1997 as compared to an average of 222 in the first nine months of 1996. Average restaurant unit sales decreased 1.6% in the first nine months of 1997 as compared to 1996. Sales at comparable restaurants, the 214 restaurants operating for the entirety of the compared periods, decreased $2.0 million, or 1.2%. Sales were negatively impacted in August 1997 due to negative publicity surrounding events at Hudson Foods.

     COST OF SALES.   Cost  of  sales (food and paper costs) as a percentage of
sales increased from 28.3% in 1996 to 28.8% in 1997 primarily due to a 5% increase in beef commodity costs.

     RESTAURANT  WAGES  AND  RELATED  EXPENSES.   Restaurant  wages and related
expenses increased from 29.4% of sales in 1996 to 30.7% of sales in 1997 due mainly to increased minimum wage rates and related payroll taxes.

     OTHER RESTAURANT OPERATING EXPENSES. Other restaurant operating expenses increased as a percentage of sales from 20.6% in 1996 to 20.8% in 1997 due to occupancy costs associated with lower comparable store sales.

     DEPRECIATION AND AMORTIZATION. Depreciation and amortization increased from 4.6% of sales in 1996 to 5.1% of sales in 1997 due to similar average restaurant depreciation and amortization amounts compared to lower comparable store sales.

     ADMINISTRATIVE  EXPENSES.   Administrative expenses increased from 4.3% of
sales in 1996 to 4.5% of sales in 1997 due to increased assimilation costs of acquired restaurants.

     ADVERTISING EXPENSE. Advertising expense remained constant from 1996 to 1997 at 4.4% of sales.

     INTEREST EXPENSE. Interest expense increased approximately $.5 million due to increased borrowings associated with 1997 restaurant acquisitions, offset by a lower average borrowing rate (10.7% in 1997 compared to 11.1% in 1996).

     PROVISION FOR TAXES. The provision for income taxes reflected during the nine months ended September 30, 1996 and 1997 reflects taxes at the expected annual effective income tax rate.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                     OF OPERATIONS AND FINANCIAL CONDITION
                                  (continued)
                           ________________________





LIQUIDITY AND CAPITAL RESOURCES

     The operating activities of the Company provided $7.1 million of cash for the nine months ended September 30, 1997.

     Capital spending of $89.0 million included $78.1 million for the acquisition of twenty-four restaurants in North Carolina and South Carolina, three restaurants in Michigan, two restaurants in Pennsylvania, and sixty-three restaurants in Western New York, Kentucky and Indiana. Also included were construction costs for seven new restaurants that opened during the period, various remodels and other capital maintenance projects. One restaurant was sold during the first quarter which resulted in cash proceeds of $1.1 million.

     As discussed in Note 5, the Company entered into a new loan agreement on March 27, 1997 whereby a $127.0 million Advance Loan Facility was established for the Company to borrow up to 75% of the purchase costs of acquisitions. A $25.0 million Revolving Loan Facility ("Loan Agreement") was also established as part of this agreement to refinance the Company's previous revolving credit facility with Heller Financial, Inc., to finance restaurant acquisitions and new store development, and for other working capital and general corporate purposes.

     During the nine months ended September 30, 1997, net borrowings under the Advance Loan Facility with Texas Commerce Bank were $66.3 million, $5.0 million of which represented the refinancing of an existing term loan with Heller Financial, Inc. and $4.6 million of which was used to retire the previous balance of the revolver with Heller Financial, Inc. The remainder was used to finance acquisitions of restaurants.

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

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                     OF OPERATIONS AND FINANCIAL CONDITION
                                  (continued)
                           ________________________





LIQUIDITY AND CAPITAL RESOURCES - continued

     While interest is accrued monthly, payments of approximately $6.2 million for interest on the Senior Notes are made each February 15{th} and August 15{th} thus creating semi-annual cash needs. The Company believes that future cash flow from operations together with funds available under the Loan Agreement will be sufficient to meet all interest and principal payments under its indebtedness, fund the maintenance of property and equipment, fund restaurant remodeling required under the Burger King franchise agreements and meet required payments in respect of Holdings' Preferred Stock (subject to the terms of the Indenture and the Loan Agreement) for at least the next twelve months. The balance will provide funds for future acquisitions.


INFLATION

     The Company has historically been able to minimize the effect of inflation on its costs, such as minimum wage increases, through periodic menu price increases. However, due to the current competitive pricing environment, the Company has had limited increases in its menu prices in 1997.

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

           EXHIBIT NO.
               27     Financial Data Schedule

     (b) During the quarter the Company filed the following current reports on Form 8-K:

           . The Company filed Form 8-K dated August 15, 1997, reporting a change in the Company's certifying accountant under Item 4.

           . The Company filed Form 8-K and a related 8-K/A dated August 20, 1997, reporting the acquisition of sixty-three Burger King restaurants under Item 2 and the financial statements and proforma financial information required by Item 7.

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

                                            CARROLS CORPORATION
                                            968 James Street
                                            Syracuse, New York 13203
                                            (Registrant)


November 14, 1997                     /S/ ALAN VITULI
Date                                        (Signature)
                                            Alan Vituli
                                            Chairman and Chief Executive
                                            Officer




November 14, 1997                     /S/ PAUL R. FLANDERS
Date                                        (Signature)
                                            Paul R. Flanders
                                            Vice President - Finance