Form 10-K
period 1997-12-31
CARROLS CORP
filed 1998-03-31
CIK 17927

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-K
Annual Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
For Fiscal Year Ended December 28, 1997
Commission File Number 1-6553

CARROLS CORPORATION
(Exact name of Registrant as specified in its charter)
        Delaware                        16-0958146
     (State or other jurisdiction of    (I.R.S. Employer
     incorporation or organization)     Identification No.)
       968 James Street
    Syracuse, New York        13203
(Address of principal executive office)                (Zip Code)

Registrant's telephone number, including area code:  (315) 424-0513
Securities registered pursuant to Section 12(b) of the Act:   None
Securities registered pursuant to Section 12(g) of the Act:
11-1/2% Senior Notes Due  2003
(Title of Class)
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _ x
                                                            No___
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]
The aggregate  market  value  of the voting stock held by non-affiliates of
the Registrant:   No voting stock is held by non-affiliates.
The number of shares outstanding of each of the Registrant's classes of common stock, as of March 15, 1998: 10.

The Company uses a 52-53 week fiscal year ending on the Sunday closest to December 31. All references herein to the fiscal years ended December 31, 1995, December 29, 1996 and December 28, 1997 will hereinafter be referred to as the fiscal years ended December 31, 1995, 1996 and 1997, respectively.

PART I

This 1997 Annual Report on Form 10-K contains statements which constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Those statements include statements regarding the intent, belief or current expectations of the Registrant and its management team. Investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements. Such risks and uncertainties include, among other things, competitive, economic and regulatory factors, general economic conditions, the ability of the Registrant to manage its growth and successfully implement its business strategy and other risks and uncertainties that are discussed herein.
ITEM 1. BUSINESS
Historical Development
Carrols Corporation ("Carrols" or the "Company") is the largest franchisee of Burger King restaurants in the United States. As of March 15, 1998 Carrols was operating 338 Burger King restaurants located in 13 Northeastern, Midwestern and Southeastern states. During the Company's most recent fiscal year, the Company increased the total number of restaurants that it operates by over 40% growing from 232 restaurants in 1996 to 335 restaurants at December 31, 1997. During 1997, Carrols opened 11 new restaurants, acquired 93 restaurants in 6 transactions, and closed one underperforming restaurant.
 Carrols was incorporated in 1968 and through 1976 its principal business was the operation of fast food hamburger restaurants under the name Carrols Restaurants and the operation of movie theaters under the name CinemaNational. In 1976, as a result of growing competition from larger and better recognized national fast food restaurant chains, Carrols became a franchisee of Burger King Corporation ("BKC") and began converting its restaurants into Burger King restaurants and ceased operating and franchising restaurants under the name of Carrols Restaurants. In order to facilitate the financing of the conversion of these restaurants, Carrols disposed of a substantial portion of its movie theater assets.
In 1969, Carrols offered its common stock through an initial public offering. The Company's shares were listed for trading on the New York Stock Exchange in 1983.
The Company was acquired in December 1986 (the "1986 Acquisition") by Carrols Holdings Corporation ("Holdings"), a corporation formed to effect the 1986 Acquisition by Mr. Vituli, the Company's current Chairman and CEO, and other members of the Company's then-current senior management, a private investor group and certain institutional investors. As a result of the 1986 Acquisition, Carrols became a wholly-owned subsidiary of Holdings. At the time of the 1986 Acquisition, the Company owned 138 Burger King restaurants and a food distribution business. In August 1990, the Company sold its food distribution business to Burger King Distribution Services ("BKDS"), a division of ("BKC"). Carrols currently purchases substantially all of its requirements for foodstuffs and paper and packaging products from ProSource Services Corporation ("ProSource"), the successor to BKDS, pursuant to a five year supply agreement which expires on March 31, 1999.
  Atlantic Acquisition. On April 3, 1996, pursuant to the Securities Purchase Agreement (the "Atlantic Agreement"), dated as of March 6, 1996, among Carrols, Holdings, the stockholders of Holdings and Atlantic Restaurants, Inc. ("Atlantic"), Atlantic acquired Holdings, the owner of 100% of the outstanding capital stock of the Company (the "Atlantic Acquisition"). Pursuant to the Atlantic Agreement, Atlantic acquired all of the outstanding voting capital stock of Holdings for an aggregate purchase price of approximately $86.5 million in cash. Atlantic is an indirect wholly-owned subsidiary of Bahrain International Bank (E.C.), a Bahrain exempt joint stock company ("BIB").
Recent Developments
Recapitalization. On February 20, 1997, the Certificate of Incorporation of Holdings was amended (the "Amendment") such that (i) the 3,146,110 shares of Common Stock held by Atlantic were converted into 850,000 shares of Common Stock, (ii) each of the classes consisting of (a) 882,353 shares of Non-Voting Common Stock of Holdings, (b) 750 shares of Class B 10% Cumulative Redeemable Preferred Stock (Series I) of Holdings, par value $0.01 per share, and (c) 750 shares of Class B 10% Cumulative Redeemable Preferred Stock (Series lI) of Holdings, par value $.01 per share, was canceled and (iii) the outstanding warrants to purchase 488,111 shares of Common Stock were converted into warrants to purchase 131,876 shares of Common Stock. After giving effect to the foregoing, Holdings had 850,000 shares of Common Stock outstanding, all of which were held by Atlantic, with no other voting capital stock outstanding.
Madison Dearborn Investment. On March 27, 1997, pursuant to a Stock Purchase Agreement (the "MD Agreement") dated February 25, 1997, between and among Holdings, Atlantic, Madison Dearborn Capital Partners, L.P. and Madison Dearborn Capital Partners II, L.P. (together with Madison Dearborn Capital Partners, L.P., the "MD Investors"). the MD Investors acquired (the "MD Investment") (i) from Holdings 283,334 shares of Common Stock (the "Holdings Shares") and (ii) from Atlantic 283,333 of the outstanding shares of Common Stock (the "Atlantic Shares," and, together with the Holdings Shares, the "MD Shares"). Pursuant to the MD Agreement, certain members of senior management also purchased 10,810 shares of Common Stock for $1.1 million. The aggregate purchase price for the MD Shares was approximately $61 million in cash (the "MD Purchase Price"), of which approximately one-half was paid to Holdings.
TCB Credit Facility. On May 12, 1997 the Company and Holdings entered into a new financing agreement (the "TCB Refinancing") pursuant to which Chase/Texas Commerce Bank National Association ("TCB"), as Administrative Agent for a syndicate of lenders (the "Lenders"), (i) established a $25 million Revolving Credit Facility that replaced the existing Senior Secured Credit Facility with Heller Financial, Inc. ("Heller") and (ii) established a $127 million Advance Term Loan ($5 million of which was used to replace an existing $5 million term loan with Heller).
 Omega Acquisition. On March 28, 1997, the Company acquired 23 Burger King restaurants (including one restaurant under construction) located in
Greenville, North Carolina and Spartanburg, South Carolina, for an aggregate purchase price of $21.1 million in cash, pursuant to two separate Purchase and Sale Agreements, each dated as of January 15, 1997, by and between the Company, Omega Food Services, Inc. and Harold W. Hobgood as Omega's agent.
Buffalo Acquisition. On August 20, 1997 the Company acquired 63 Burger King restaurants located in Western New York, Pennsylvania, Indiana and Kentucky for an aggregate purchase price of approximately $52 million in cash, pursuant to a Purchase Agreement, dated as of July 7, 1997, among the Company and Richard D. Fors, Jr., Charles J. Mund, Charles J. Mund, Jr., Eric W. Mund, William J. O'Donnell, John T. Sweeney, William J. Reznicek and certain other individuals and entities signatory thereto.
Business Strategy
Carrols business strategy is to continue to increase revenues and improve operating efficiencies thus increasing restaurant profits and EBITDA (as defined). The Company's strategy is based on the following components:
Develop New Burger King Restaurants in Existing Markets. The Company looks to expand in its existing markets through the development of new Burger King restaurants where the demographics support the Company's ability to increase profitability and operating leverage. The Company believes that the number of markets that it operates in will continue to provide opportunities for the construction of new restaurants. Management believes that new restaurant development risk is significantly reduced due to the proven success of the Burger King concept.
The Company's new restaurant development efforts are primarily managed by its own staff of real estate and construction professionals with input from BKC's development field personnel. Prior to developing a new restaurant, the Company conducts an extensive site selection and evaluation process including in-depth demographic, market and financial analysis.
Selective Acquisition of Existing Burger King Restaurants. The Company believes that due to the number of Burger King restaurants and the number of franchisees within the Burger King system that there will continue to be opportunities for selective growth through acquisition in contiguous and new geographic markets. When evaluating acquisition opportunities the
Company assesses the attractiveness of the market from a demographic perspective including the potential for the development of new restaurants. The Company believes that its restaurant operating controls, management training and administrative efficiencies generally enable it to realize greater profitability from acquired restaurants than the former owners realized. It believes that it achieves profit efficiencies from its ability to improve controls over restaurant food costs, more efficient labor usage, and by its ability to realize economies of scale by leveraging its corporate infrastructure.
Consistently Provide High Quality Products and Superior Customer Service. As the number of restaurants that the Company owns in a particular market increases, the Company has a greater ability to ensure overall customer satisfaction in that market through consistency in food quality, service and restaurant appearance. Its stronger presence in a particular market also allows the Company to maximize the effectiveness of local Burger King advertising and promotional programs.
Achieve Operating Efficiencies. The Company's large number of restaurants, centralized management structure and management information systems enable the Company to improve operating efficiencies for both existing and newly acquired restaurants. These factors enable the Company to tightly control restaurant and corporate level costs, to capture economies of scale by leveraging  its  existing  corporate overhead structure,  and  to  use  its sophisticated management information and point-of-sale systems to more efficiently manage its restaurant operations. Due to its size, the Company also realizes benefits from its improved bargaining power with respect to its purchasing and cost management activities.
Burger King Corporation
Overview. The Company believes that it realizes significant benefits from its affiliation with BKC as a result of the widespread recognition of the Burger King name and products, the size and market penetration of BKC's media advertising, BKC's overall management of the Burger King brand, including new product development, and from the continued growth of the Burger King system. According to publicly available information, the Burger King brand is the second largest restaurant franchised in the world, with more than 9,400 Burger King restaurants worldwide and system-wide restaurant sales of $9.8 billion for its fiscal year ended September 30, 1997. BKC is an indirect wholly owned subsidiary of Diageo PLC (a United Kingdom food and spirits company formed from the merger of Grand Metropolitan and Guinness).
Menu and Operations. The Burger King system marketing strategy is characterized by its "Have It Your Way" service, flame-broiling, generous portions and competitive prices. Burger King restaurants feature flame-broiled hamburgers, the most popular of which is The Whopper(r) sandwich. The Whopper is a large, flame-broiled hamburger on a toasted bun garnished with combinations of mayonnaise, lettuce, onions, pickles and tomatoes.
The basic menu of all Burger King restaurants consists of hamburgers, cheeseburgers, chicken and fish sandwiches, breakfast items, french fried potatoes, salads, shakes, desserts, soft drinks, milk and coffee. In addition, promotional menu items are introduced periodically for limited periods. BKC continually seeks to develop new products as it endeavors to enhance the menu and service of Burger King restaurants.
The Company's Burger King restaurants are typically open seven days per week with minimum operating hours from 7:00 AM to 11:00 PM. Burger King restaurants are fast food restaurants of distinctive design and are generally located in high-traffic areas throughout the United States. The Company believes that convenience of location, quality of food, price/value of food served, and speed of service are the primary competitive advantages of Burger King restaurants. Burger King restaurants appeal to a broad spectrum of consumers, with multiple day-part meal segments appealing to different groups of consumers.
Restaurant Configurations. The Company' s Burger King restaurants consist of one of several building types with various seating capacities. BKC's traditional restaurant contains approximately 2,800 to 3,200 square feet with seating capacity for 90 to 100 customers, has drive-thru service windows, and has adjacent parking areas. Of the Company's 338 restaurants at March 15, 1998, 316 are free-standing and 22 are located in retail shopping centers. In Carrols' freestanding Burger King restaurants over 55% of sales are generated from its drive-thru service windows.
Franchise Agreements.
Each of Carrols' Burger King restaurants operates under a separate Franchise Agreement entered into between the Company and BKC. The Franchise Agreements require, among other things, that all restaurants be of standardized design and be operated in a prescribed manner, including utilization of the standard Burger King menu. The Franchise Agreements generally provide for an initial term of 20 years and have an initial fee of $40,000. A Successor Franchise Agreement may be granted by Burger King for an additional 20 year term, provided the restaurant meets the then-current BKC operating standards and the Company is not in default under the relevant Franchise Agreement. Currently, the Successor Franchise Agreement fee is $40,000. The Franchise Agreements are non-cancelable except for failure to abide by the terms thereof.
In addition to this fee, in order to obtain a Successor Franchise Agreement, a franchisee is typically required to make capital improvements to the subject restaurant to bring the restaurant up to BKC's then-current design standards. The amount of such capital expenditures will vary widely depending upon the magnitude of the required changes and the degree to which the Company has made interim changes to the restaurant. Although the Company estimates that a substantial remodeling can cost in excess of $250,000, the Company's average remodeling cost over the past five years has been approximately $135,000 per restaurant.
Carrols believes that it enjoys a good relationship with BKC and that it will satisfy BKC's normal Successor Franchise Agreement policies and, accordingly, believes that Successor Franchise Agreements will be granted in due course by BKC at the expiration of its existing Franchise Agreements. Historically, BKC has granted each of the Company's requests for a Successor Franchise Agreement for its restaurants.
In addition to the initial franchise fee, Carrols currently pays a monthly royalty of 3-1/2% of the gross revenues from its restaurants to BKC. Burger King franchisees currently also contribute 4% of gross revenues from their Burger King restaurants to fund BKC's national and regional
advertising.   BKC  engages   in   substantial   national  advertising  and
promotional activities and other efforts to maintain and enhance the nationwide Burger King system. Carrols supplements BKC's marketing with local advertising and promotional campaigns.
The cost of a new restaurant also includes the requisite equipment, furniture, signage and various other costs. The Company estimates that the average initial cost for a standard free-standing restaurant is approximately $265,000 (excluding the cost of the building, land and site improvements). The Company estimates that the aggregate cost of constructing a free-standing restaurant and the cost of land and site improvements varies considerably depending upon building type, land cost and site work, and generally ranges from $700,000 to $1,000,000.
The BKC Franchise Agreements do not grant any franchisee exclusive rights to a defined territory. The Company believes that BKC generally seeks to ensure that newly granted franchises do not materially adversely affect the operations of existing Burger King restaurants.
The Company is required to obtain BKC's consent prior to the acquisition or development of new Burger King restaurants. BKC also has the right of first refusal to purchase any Burger King restaurant which is the subject of a contract of sale. Since the Acquisition, BKC has granted its approval to all of the Company's acquisitions, except for one instance when it exercised its right of first refusal with respect to one proposed six restaurant acquisition that the Company attempted to make in 1997.
Company Operations
Management Structure. Substantially all executive management, finance, marketing and operations support functions are conducted centrally at the Company's Syracuse, New York headquarters. The Company currently has six regional directors, five of whom are vice presidents of the Company, who are each responsible for the operations of the Carrols' Burger King restaurants in their assigned region. Three of the regional directors have been employed by Carrols for over 20 years. The regional directors are supported by 44 district supervisors that are responsible for the direct oversight of the day-to-day operations of an average of seven restaurants. Typically, district supervisors have previously served as restaurant managers at one of Carrols' restaurants or at an acquired restaurant. Both regional directors and district supervisors are compensated with a fixed salary plus an incentive bonus based upon the performance of the restaurants under their supervision.
A typical Carrols' Burger King restaurant is staffed with hourly employees who are supervised by a salaried manager and two or three salaried assistant managers.
Training. The Company maintains a comprehensive training and development program for all of its personnel. This program emphasizes the Burger King system-wide operating procedures, food preparation methods and customer service standards. Carrols provides both classroom and in-restaurant training for its salaried and hourly personnel. In addition, BKC's training and development programs are also available to the Company. Management Information Systems. Financial and management control of Carrols' restaurants is facilitated by the use of an integrated computerized back office and point of sale system which electronically transmits data from each of the Company's restaurants to Corporate headquarters on a daily basis. These systems provide daily tracking and reporting of customer traffic counts, menu item sales, payroll data, food and labor cost analyses and other operating information for each restaurant. This information is available daily to the restaurant manager, who is expected to react quickly to trends or situations in his or her restaurant. The district supervisors also receive daily information for all restaurants under their respective control and have access to key operating data on a remote basis using a laptop computer. Key restaurant performance indicators are monitored at each management level from district supervisor through senior management.
The Company's management information system, typically not utilized by smaller Burger King franchisees and other smaller quick-service restaurant chains, provides management with the ability to analyze sales and product mix data, to minimize shrinkage, and to control labor costs. Carrols believes that these systems materially enhance its ability to more efficiently control and manage its restaurant operations.
Factors Affecting the Company's Operations. Carrols' business is affected by various factors including weather, gasoline prices and road construction. Winter weather conditions can be particularly severe in the Northeast where the Company operates a large number of its Burger King restaurants. Historically, the Company's business has also been affected by changes in local and national economic conditions, demographic trends, consumer spending habits and tastes, and concerns about the nutritional quality of quick-serve food.

Site Selection. The Company believes that the location of its restaurants is very important to each restaurant's success. Potential new development sites are evaluated based upon accessibility, visibility, costs, surrounding traffic patterns, competition and demographic characteristics. The Company's senior management, based upon analyses prepared by its real estate professionals and its operations personnel, determines the acceptability of all acquisition and new development sites.
Restaurant Locations
The following table sets forth the locations of the 338 Burger King restaurants in the Carrols' system at March 15, 1998.

State
Total
Restaurants
Connecticut
1
Indiana
5
Kentucky
6
Maine
4
Massachusetts
2
Michigan
23
New Jersey
2
New York
151
North Carolina
41
Ohio
72
Pennsylvania
11
South Carolina
19
Vermont
        1
    Total
338
Advertising and Promotion
The Company believes that one of the major advantages of being a Burger King franchisee is the value of the extensive regional and national advertising and promotional programs conducted by BKC. In addition to the benefits derived from BKC's advertising spending, which according to information published by BKC was over $400 million for 1997, Carrols
supplements  BKC's  advertising  and  promotional  activities   with  local
advertising and promotions, including the purchase of additional television, radio and print advertising. Carrols also utilizes promotional programs, such as combination meals and discounted prices, targeted to its customers, thereby enabling Carrols to create a flexible and directed marketing program.
 Burger King franchisees, as well as BKC-owned restaurants, are generally required to contribute 4% of gross revenues from restaurant operations to an advertising fund, utilized by BKC for its advertising, promotional programs and public relations activities. BKC's advertising programs consist of national campaigns supplemented by local advertising. BKC's advertising campaigns are generally carried on television, radio and in circulated print media (national and regional newspapers and magazines). Supplies and Distribution
The Company is a member of a national purchasing cooperative created for the Burger King system known as Restaurant Services, Inc. ("RSI"). RSI is a non-profit independent cooperative which acts as the purchasing agent for approved distributors to the system and serves to negotiate the lowest cost for the Burger King system. The Company uses its purchasing power to negotiate directly with certain other vendors, as well as its distributor, to obtain favorable pricing and terms for supplying its restaurants.
As a Burger King franchisee, Carrols is required to purchase all of its foodstuffs, paper goods and packaging materials from BKC-approved suppliers. Other non-food items such as kitchen utensils, equipment maintenance tools and other supplies may be purchased from any suitable source provided that such items meet BKC product uniformity standards. Carrols currently obtains substantially all of its foodstuffs (other than bread products which it purchases from local bakeries), paper goods, promotional premiums and packaging materials from ProSource Distribution Services, Inc. ("Prosource") under a five-year supply agreement which expires on March 31, 1999. The Company believes that ProSource's services are competitive with alternatives available to the Company.
There are other BKC-approved supplier/distributors which compete with ProSource. Carrols believes that reliable alternative sources for all restaurant supplies are readily available at competitive prices should the arrangements with ProSource or any other existing supplier or distributor change.
All BKC-approved suppliers are required to purchase foodstuffs and supplies from BKC-approved manufacturers and purveyors. BKC is responsible for monitoring quality control and supervision of these manufacturers and conducts regular visits to observe the preparation of foodstuffs, and to run various tests to ensure that only high quality foodstuffs are sold to BKC-approved suppliers. In addition, BKC coordinates and supervises audits of approved suppliers and distributors to determine continuing product specification compliance and to ensure that manufacturing plant and distribution center standards are met.
Quality Assurance
The Company's operations are focused on achieving a high level of customer satisfaction with speed, accuracy and quality of service closely monitored. The Company's senior management and restaurant management staff are principally responsible for ensuring compliance with the Company's and BKC's operating procedures. The Company and BKC have uniform operating standards and specifications relating to the quality, preparation and selection of menu items, maintenance and cleanliness of the premises and employee conduct. Detailed reports from the Company's own management information system and surveys conducted by the Company or BKC are tabulated and distributed to management on a regular basis to help maintain compliance.
All Burger King franchisees operate subject to a comprehensive regimen of quality assurance and health standards set by BKC, as well as standards set by Federal, state and local governmental laws and regulations. These standards include food preparation rules regarding, among other things, minimum cooking times and temperatures, sanitation and cleanliness. The "conveyor belt" cooking system utilized in all Burger King restaurants, which is calibrated to carry hamburgers through the flame broiler at regulated speeds, is one of the safest cooking systems among major quick-service restaurants and helps to ensure that the standardized minimum times and temperatures for cooking are met. In addition, BKC has set maximum time standards for holding unsold prepared food.
The Company closely supervises the operation of all of its restaurants to help ensure that standards and policies are followed and that product quality, customer service and cleanliness of the restaurants are maintained. In addition, BKC may conduct unscheduled inspections of Burger King restaurants throughout the nationwide system.
Government Regulation
Carrols is subject to various Federal, state and local laws affecting its business, including various health, sanitation, fire and safety standards. Newly constructed or remodeled restaurants are subject to state and local building code and zoning requirements. In connection with the remodeling and alteration of the Company's restaurants, the Company may be required to expend funds to meet certain Federal, state and local regulations, including regulations promulgated by the Americans with Disabilities Act (the "ADA") which require that remodeled or altered restaurants be handicap accessible. The Company is also subject to Federal and state environmental regulations, although such regulations have not had, and are not expected to have, a material effect on the Company's operations.
The Company is subject to the Fair Labor Standards Act and various state laws governing such matters as minimum wage requirements, overtime and other working conditions and citizenship requirements. In September 1997, the second phase of an increase in the minimum wage was implemented in accordance with the Federal Fair Labor Standards Act of 1996. A significant number of the Company's food service personnel are paid at rates related to the Federal minimum wage and, accordingly, increases in the minimum wage have increased labor costs at the Company's restaurants. The Company is also subject to various local, state and Federal laws regulating the discharge of pollutants into the environment. The Company believes that it conducts its operations in substantial compliance with applicable environmental laws and regulations. In an effort to prevent and, if necessary, to correct environmental problems, the Company conducts environmental audits of proposed restaurant sites in order to determine whether there is any evidence of contamination prior to purchasing or entering into a lease.
The Company believes that it is operating in compliance with applicable Federal, state and local laws and regulations governing its operations. Competition
The quick-service restaurant industry is highly competitive with respect to price, service, location and food quality. In each of its markets, Carrols' restaurants compete with a large number of national and regional restaurant chains, as well as locally-owned restaurants, offering low-priced and medium-priced fare. Convenience stores, grocery store delicatessens and food counters, cafeterias and other purveyors of moderately priced and quickly prepared foods also compete with the Company. In the Company's markets, McDonald's, Wendy's and Hardee's provide the most significant competition.
The Company's largest competitor is McDonald's. According to publicly available information, as of December 31, 1997, the McDonald's worldwide system comprised over 23,000 restaurants and total system-wide revenues for the year ended December 31, 1997 were $33.6 billion. The Company believes that product quality and taste, national brand recognition, convenience of location, speed of service, menu variety, price and ambiance are the most important competitive factors in the quick-service restaurant industry and that its Burger King restaurants effectively compete in each category. Employees
At December 31, 1997, Carrols employed approximately 11,700 persons of which approximately 200 were supervisory and administrative personnel and 11,500 were restaurant operating personnel. None of Carrols' employees are covered by collective bargaining agreements. Approximately 10,500 of the restaurant operating personnel at December 31, 1997 were part-time employees. Carrols believes that the dedication of its employees is critical to its success, and that its employee relations are good.
ITEM 2. PROPERTIES
The Company owns the approximately 20,000 square foot building at 968 James Street, Syracuse, New York, which houses its executive offices and all of the Company's administrative operations (except for those conducted at five small regional offices). In addition to the above, at December 31, 1997 the Company owned or leased the following properties:
@@

Owned
Leased
Leased


Land;
Land;
Land;


Owned
Owned
Leased


Building
Building
Building
Total
Burger King restaurants
23
17
295 (a)
335





Burger King restaurants
 under construction

1

2

1

4
Excess properties:




  Leased to others
--
--
4
4
  Available for sale or lease
  4
  --
   --
    4
Total properties
28
19
300
347
@@
(a)     Includes 22 restaurants located in mall shopping centers.
Most of the Company's leases are coterminous with the related Franchise Agreements. The Company believes that it generally will be able to renew, at commercially reasonable rates, the leases whose terms expire prior to the subject Franchise Agreements.
Most leases require the Company, as lessee, to pay utility and water charges, premiums on insurance and real estate taxes. Certain leases also require contingent rentals based upon a percentage of gross sales that exceed specified minimums.
ITEM 3. LEGAL PROCEEDINGS
The Company is not a party to any pending legal proceeding which, in management's belief, will have a material adverse effect on the Company's results of operations or financial condition, nor to any other pending legal proceedings other than ordinary, routine litigation incidental to its business.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
Not applicable.
PART II
ITEM 5. MARKET  FOR  REGISTRANT'S  COMMON  EQUITY  AND  RELATED STOCKHOLDER
MATTERS
There is no established trading market for the Company's capital stock. Carrols Holdings Corporation owns 10 shares of common stock of the Company (representing 100% of the capital stock of the Company).
Cash dividends paid during 1996 and 1997 by Carrols to Holdings were as follows:
@@

Per Share
        Total
January 1996
$       800.00
$        8,000
March 1996
$  41,480.00
$    414,800
August 1996
$  20,722.40
$    207,224
October 1996
$  37,000.38
$    370,004
April 1997
$184,217.01
$ 1,842,170
May 1997
$  37,087.78
$    370,878
July 1997
$  13,610.00
$    136,100
October 1997
$  13,610.00
$    136,100
December 1997
$185,309.46
$ 1,853,095

The Company's loan agreements impose limitations on certain restricted payments, which include dividends and preferred stock redemptions. As a result of the 1997 investments by Madison Dearborn and senior management, the Company has sufficient unrestricted amounts to enable it to make the required payments to satisfy preferred stock dividend and redemption requirements.

ITEM 6.  SELECTED FINANCIAL DATA

Dollars in thousands except per share data and restaurants


      1997__
      1996__
     1995__
     1994__
    1993 (a)
Summary of Operating Results:





Restaurant sales
$  295,436
$   240,809
$   226,257
$  203,927
$  171,137
Costs and expenses:





  Cost of sales
85,542
68,031
63,629
57,847
48,502
  Restaurant wages and related expenses
89,447
70,894
65,932
59,934
51,739
  Advertising expense
13,122
10,798
9,764
8,785
7,930
  Other restaurant operating expenses
61,691
48,683
45,635
42,390
35,192
  Administrative expenses
13,121
10,387
10,434
9,122
7,534
  Depreciation and amortization
15,102
11,015
11,263
11,259
12,143
  Unusual (b)
             -
          509
             -
      1,800
             -
Total operating costs and expenses
  278,025
   220,317
  206,657
  191,137
  163,040
Operating income
17,411
20,492
19,600
12,790
8,097
Interest income from income tax refund
(983)
-
-
-
-
Interest expense
   15,581
    14,209
   14,500
    14,456
    12,505
Income (loss) before taxes
2,813
6,283
5,100
(1,666)
(4,408)
Provision for (benefit from) income taxes
        655
      3,100
   (9,826)
         165
              -
Net Income Before Extraordinary Loss
2,158
3,183
14,926
(1,831)
(4,408)
Extraordinary Loss on Extinguishment of Debt
              -
              -
              -
               -
     (4,883)
Net Income (Loss)
$     2,158
$     3,183
$   14,926
$    (1,831)
$    (9,291)












Other Financial Data:





EBITDA (c)
$   32,513
$   31,507
$     30,863
$     24,049
$    20,240
Total assets
215,328
138,588
135,064
125,319
119,735
Long-term debt
  154,649
118,180
116,375
120,680
114,197
Capital lease obligations, long-term
       2,060
2,503
3,301
3,966
4,603
Total long-term debt and capital lease obligations
156,709
120,683
119,676
124,646
118,800
Stockholders' equity (deficit)
17,447
(11,662)
(12,916)
(27,208)
(22,404)






Number of Burger King Restaurants:





  At end of period
         335
            232
           219
           219
          195
  Annual weighted average
         280
            225
           219
           207
          185








(a) All years included 52 weeks except fiscal 1993 which had 53 weeks.
(b) Includes $509 in 1996 for costs associated with a change of control; includes $1,800 in 1994 for charges related to closing restaurants.
(c) EBITDA represents operating income plus depreciation and amortization. While EBITDA should not be construed as a substitute for operating income or a better indicator of liquidity than cash flow from operating activities, which are determined in accordance with generally accepted accounting principles, EBITDA is included herein to provide additional information with respect to the ability of the Company to meet its future debt service, capital expenditure and working capital requirements. In addition, management believes that certain investors and lenders find EBITDA to be a useful tool for measuring the ability of the Company to service its debt.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

The following table sets forth, for the periods indicated, select operating results as a percentage of restaurant sales.

1997
1996
1995
Restaurant sales
100.0%
 100.0%
 100.0%
Costs and expenses:



  Cost of sales
29.0
   28.3
   28.1
  Restaurant wages and related expenses
30.3
   29.4
   29.1
  Other restaurant expenses including advertising
25.3
   24.7
   24.5
  Administrative expenses
4.4
     4.5
4.6
  Depreciation and amortization
      5.1
      4.6
      5.0
Operating income
      5.9%
      8.5%
      8.7%
EBITDA
    11.0%
    13.1%
    13.6%





Restaurant Sales. Restaurant sales for the year ended December 31, 1997, increased 22.7% to $295.4 million from $240.8 in 1996. The increase in sales was primarily the result of the growth in the number of Burger King restaurants operated by the Company which increased from 232 at the end of 1996 to 335 at the end of 1997. During 1997, the Company opened 11 new restaurants, acquired 93 restaurants in six transactions, and closed one underperforming restaurant. Sales at the Company's 214 comparable restaurants (those units operating for the entirety of the compared periods) decreased 1.4% during 1997. In general, the Company did not increase menu prices during 1997.

Restaurant sales were $240.8 million and $226.3 million for 1996 and 1995, respectively, and increased 6.4% and 10.9% over the year-earlier periods. Comparable restaurant sales increased 3.2% in 1996 and 3.8% in 1995. The average number of restaurants operated by the Company was 280 in 1997, compared to 225 in 1996 and 219 in 1995.

Operating Costs and Expenses. Cost of sales (food and paper costs), as a percentage of sales, were 29.0% in 1997 compared to 28.3% in 1996 and 28.1% in 1995. The increase in 1997, in part, reflected somewhat higher food costs including approximately a 2% increase in average beef prices from 1996 level. The increase in 1996 was due to the effect of higher discount promotional activity over 1995, offset in part by lower commodity costs.

Restaurant wages and related expenses have increased as a percentage of sales during the past three years rising from 29.1% in 1995, to 29.4% in 1996, and to 30.3% in 1997. Wages have increased over this period due to higher labor rates including the effect of increases in the Federal minimum wage rates over the past two years. The Federal Fair Labor Standards Act of 1996 mandated an increase from $4.25 per hour to $4.75 per hour which took effect in October 1996, and a second increase in September 1997 to $5.15 per hour.

Other restaurant operating expenses were 25.3% of sales in 1997, compared to 24.7% in 1996 and 24.5% in 1995. In part, the increase in 1997 is reflective of general inflationary increases without a corresponding increase in comparable restaurant sales. In addition, the Company added a significant number of restaurants through acquisition during 1997, and therefore, expense relationships have been somewhat higher as these new units become fully integrated into the business of the Company.

Administrative expenses increased approximately $2.7 million, and as a percentage of sales, were 4.4% in 1997 compared to 4.3% and 4.6% in 1996 and 1995, respectively. This increase reflects the addition of field supervision and corporate support as a result of the 1997 addition of over 100 restaurants and to support the Company's plans for continued expansion.

EBITDA. Earnings before interest, taxes, depreciation and amortization ("EBITDA") increased from $31.5 million in 1996 to $32.5 million in 1997. As a percentage of sales, EBITDA decreased from 13.1% in 1996 to 11.0% in 1997 as a result of the factors discussed above. EBITDA was $30.9 million in 1995.

Depreciation and amortization. Depreciation and amortization was $15.1 million in 1997, $11.0 million in 1996 and $11.3 million in 1995. These costs increased $4.1 million in 1997 which was due primarily to the increase in goodwill and purchased intangibles resulting from the purchase method of accounting for newly acquired restaurants.

Interest expense. Interest expense was $15.6 million in 1997 compared to $14.2 million and $14.5 million in 1996 and 1995, respectively. The increase in 1997 was the result of higher average debt balances brought about by the funding of the restaurants that were acquired during the year.

Income Taxes. The provision for income taxes of $655,000 in 1997 resulted in an effective income tax rate of 23.2%. The low effective rate was primarily attributable to the favorable settlement of a Federal income tax claim that the Company has had outstanding for several years. As a result of the settlement, the Company's tax provision was reduced by $806,000 and the Company recorded interest income of $983,000. The higher than anticipated effective tax rate in 1996 was principally the result of the $.5 million of costs associated with a change of control of the Company which are not deductible. The income tax benefit reflected in 1995 resulted from the reversal of a valuation allowance for the net deferred income tax asset associated with the Company's tax loss carryforwards. This was based on a review of expected future earnings which concluded that it was more likely than not that the Company would fully realize the benefits of the net operating loss carryforwards.

Liquidity and Capital Resources

The Company does not have significant receivables or inventory and receives trade credit based upon negotiated terms in purchasing food products and other supplies. The Company is able to operate with a substantial working capital deficit because (i) restaurant operations are conducted on a cash basis, (ii) rapid turnover allows a limited investment in inventories, and
(iii) cash from sales is usually received before related accounts for food, supplies and payroll become due. The Company's cash requirements arise primarily from the need to finance the opening and equipping of new restaurants, for ongoing capital reinvestment in its existing restaurants, for the acquisition of existing Burger King restaurants, and for debt service.

The Company's 1997 operations generated approximately $19.9 million in cash, compared to $14.3 million during 1996 and $16.7 million in 1995.

Capital expenditures represent a major investment of cash for the Company, and totaled $96.7 million, $23.2 million and $8.5 million, 1997, 1996 and 1995, respectively. The 1997 capital expenditures included $78.5 million for the acquisition of 93 existing Burger King restaurants (including real estate for 3 of the restaurants), as well as $9.7 million for the construction of 15 new restaurants. The balance of the 1997 capital expenditures went toward restaurant capital maintenance and remodeling. During 1997, the Company completed 23 remodels in conjunction with the renewal of franchises that were scheduled to expire between 1997 and 1999. During the past three years, the Company has completed 68 remodels.

In 1998, the Company anticipates capital expenditures of approximately $35 million not including the cost of any acquisitions that the Company may make. These amounts include approximately $15 million for construction of new units (including certain real estate) and $8 million for ongoing reinvestment and remodeling of its existing restaurants. The Company's 1998 reinvestment and remodeling spending is anticipated to be somewhat higher than historical levels as the Company invests in the 1997 acquired units to bring them up to the Company's operating standards. In 1998, the Company also plans to upgrade its restaurant point-of-sale and in-restaurant support systems, and has also undertaken an upgrade of its headquarters information and decision support systems. The total cost of these systems projects is estimated to be $11 to 12 million over the next 12 to 18 months.

On March 27,1997, Madison Dearborn Capital Partners acquired 283,334 shares, and senior management acquired 10,810 shares, of Carrols Holdings which resulted in the Company receiving net proceeds of $30.4 million. On May 12, 1997 the Company also entered into a new credit agreement which established a $25 million Revolving Loan Facility and a $127 million Advance Loan Facility which is available to fund the cost of acquisitions. During 1997, the Company used the net proceeds from the sale of stock along with borrowings under its credit facility to fund the acquisition of 93 Burger King restaurants totaling $79.6 million.

The sale and leaseback of 15 restaurant properties in December 1997 generated $13 million, the proceeds of which were used to reduce amounts which had been borrowed under the Company's credit agreement. In 1997, the Company also paid dividends to Holdings totaling $4.3 million for the payment by Holdings of dividends on its preferred stock and for the redemption of $3.6 million of the preferred stock. The balance of Holdings' preferred stock is scheduled for mandatory redemption with payments of $1.8 million in December 1998 and December 1999.

At December 31, 1997, the Company had $21.5 million available under its Revolving Loan facility after reserving $1.0 million for a letter of credit guaranteed by the facility, and $64.3 million available under its Advance Loan Facility. While interest is accrued monthly, payments of approximately $6.2 million for interest on the Company's 11.50% Senior Notes are made each February 15th and August 15th thus creating semi-annual cash needs. The Company believes that its operations and capital resources will provide sufficient cash availability to cover its working capital, capital expenditures, planned development and debt service requirements for the foreseeable future.

The Company's loan agreements impose limitations on certain restricted payments, which include dividends and preferred stock redemptions. As a result of the 1997 investments by Madison Dearborn and senior management, the Company has sufficient unrestricted amounts to enable it to make the required payments to satisfy preferred stock dividend and redemption requirements.

Inflation

The inflationary factors which have historically affected the Company's results of operations include increases in food and paper costs, labor and other operating expenses. Wages paid in the Company' s restaurants are impacted by changes in the Federal or state minimum hourly wage rate. Accordingly, changes in the Federal or states minimum hourly wage rate directly affect the Company's labor cost. The Company and the restaurant industry typically attempt to offset the effect of inflation, at least in part, through periodic menu price increases and various cost reduction programs. However, no assurance can be given that the Company will be able to offset such inflationary cost increases in the future.

Year 2000

The Company recognizes the need to ensure its operations will not be adversely impacted by Year 2000 software failures. The Company is addressing this risk to the availability and integrity of financial systems and the reliability of operational systems. As discussed above, the Company has projects underway for the installation of new point-of-sale systems in its restaurants and for the replacement of a substantial portion of its corporate financial and decision support systems.

The primary purpose of these projects is designed to improve the efficiency of the Company's restaurant and support operations, however, they will also provide the additional benefit of making its systems Year 2000 compliant. The Company is installing commercially available point-of-sale hardware and software, and has purchased a suite of financial software applications, all of which are designed and warranted to be Year 2000 compliant.

ITEM 7A.        QUANTITATIVE  AND  QUALTITATIVE  DISCLOSURES  ABOUT  MARKET
RISKS

                Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Index to Financial Statements attached hereto is set forth in Item 14.
@@ITEM 9.       CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
AND FINANCIAL DISCLOSURE
On August 12, 1997 the registrant dismissed the accounting firm of Arthur Andersen LLP ("Arthur Andersen") as their principal audit accountant and has engaged the services of Coopers & Lybrand, L.L.P. ("Coopers & Lybrand") as their principal accountants.
Arthur Andersen were the principal audit accountants during the year ended December 31, 1996 and their report on the financial statements for the period ended December 31, 1996 did not contain an adverse opinion or disclaimer of opinion nor were financial statement opinions qualified or modified as to uncertainty, as to audit scope or as to accounting principles.
There have been no disagreements on any matters of accounting principles or practices, financial statement disclosure or auditing scope of procedure with the accounting firm of Arthur Andersen for the most recent year or any subsequent interim period.

PART III
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT Directors and Executive Officers
The Company's Directors and executive officers are:

Name
Age
Position with the Company
Alan Vituli
56
Chairman of the Board and Chief Executive Officer
Daniel T. Accordino
47
President, Chief Operating Officer and Director
Paul R. Flanders
41
Vice President-Finance and Treasurer
Timothy J. LaLonde
41
Vice President-Controller
Richard H. Liem
44
Vice President-Financial Operations
Joseph A. Zirkman
37
Vice President, General Counsel and Secretary



Steven Barnes
49
Vice President-Regional Director
Michael A. Biviano
41
Vice President-Regional Director
Joseph W. Hoffman
35
Regional Director
David R. Smith
48
Vice President-Regional Director
James E. Tunnessen
43
Vice President-Regional Director
Richard L. Verity
41
Vice President-Regional Director



Benjamin D. Chereskin
39
Director
James M. Conlon
30
Director
David J. Mathies, Jr.
50
Director
C. Ronald Petty
52
Director
Robin P. Selati
32
Director
Clayton E. Wilhite
52
Director
Certain biographical information regarding each current Director and executive officer of the Company is set forth below:
Mr. Vituli has been Chairman of the Board of Carrols since 1986 and Chief Executive Officer since March 1992. He is also a director and Chairman of the Board of Holdings. Between 1983 and 1985, Mr. Vituli was employed by Smith Barney, Harris Upham & Co., Inc. as a senior vice president responsible for real estate transactions. From 1966 until joining Smith Barney, Mr. Vituli was associated with the accounting firm of Coopers & Lybrand, first as an employee and the last ten years as a partner. Among the positions held by Mr. Vituli at Coopers & Lybrand was national director of mergers and acquisitions. Prior to joining Coopers & Lybrand, Mr. Vituli was employed in a family owned restaurant business. Mr. Vituli also serves as a Director on the Board of Directors of Pollo Tropical, Inc.
Mr. Accordino has been President, Chief Operating Officer and a Director of Carrols since February 1993. Prior thereto, he served as Executive Vice President-Operations of Carrols from December 1986 and as Senior Vice President from April 1984. From 1979 to April 1984 he was Vice President responsible for restaurant operations of the Company, having previously served as the Company's Assistant Director of Restaurant Operations. Mr. Accordino has been employed by the Company since 1973.
Mr. Flanders has been Vice President-Finance and Treasurer since April 1997. Prior to joining Carrols he was Vice President-Corporate Controller of Fay's Incorporated from 1989 to 1997, and Vice President-Controller for Computer Consoles, Inc. from 1982 to 1989. Mr. Flanders was also associated with the accounting firm of Touche Ross & Co. from 1977 to 1982. Mr. LaLonde has been Vice President-Controller since July 1997. Prior to joining Carrols he was a Controller at Fay's Incorporated from 1992 to 1997. Prior to that he was a Senior Audit Manager with the accounting firm of Deloitte & Touche LLP having been associated with that firm beginning in 1978.
Mr. Liem became Vice President-Financial Operations in May 1994. Prior to joining Carrols Mr. Liem was a Senior Audit Manager with the accounting firm of Price Waterhouse. Mr. Liem was with Price Waterhouse beginning in 1983.
Mr. Zirkman became Vice President and General Counsel of Carrols in January 1993. He was appointed Secretary of the Company in February 1993. Prior to joining Carrols, Mr. Zirkman was an associate with the New York City law firm of Baer Marks & Upham beginning in 1986.
Mr. Barnes is Vice President-Regional Director of Carrols. He has been a Vice President since February 1997 and a Regional Director of Operations since 1993. Prior to joining Carrols, Mr. Barnes was Vice President-Operations of Snapps Restaurants, Inc. from 1989 to 1993.
Mr. Biviano is Vice President-Regional Director of Carrols. He has been Regional Director of Operations since October 1989, having served as District Supervisor from December 1983 to October 1989. Mr. Biviano has been employed by the Company since 1973.
Mr. Hoffman has been Regional Director of Carrols since July 1997. Mr. Hoffman joined the Company in 1993 in connection with one of the Company's acquisitions and served in the capacity of District Supervisor from 1993 to 1997. Prior to 1993 he was in a similar capacity with Community Food Service, Inc.
Mr. Smith is Vice President-Regional Director of Carrols. He has been Regional Director of Operations since 1984, having served as District Supervisor from 1975 to 1984. Mr. Smith has been employed by the Company since 1972.
Mr. Tunnessen is Vice President-Regional Director of Carrols. He has been Regional Director of Operations since August 1988, having served as
District Supervisor from 1979 to August 1988. Mr. Tunnessen has been employed by the Company since 1972.
Mr. Verity has been Vice President-Regional Director since August 1997 when he joined the Company in conjunction with the Company's acquisition of a group of 63 restaurants. Mr. Verity was previously with Resser Management Corp. from 1986 to 1997 and held the position of Executive Vice President. Mr. Chereskin has served as a Director since March 1997. He has been a Vice President of Madison Dearborn Capital Partners since co-founding the firm in 1993. Prior to that Mr. Chereskin was with First Chicago Venture Capital for nine years. Mr. Chereskin also serves on the Board of Directors of Beverages & More, Inc., The Cornerstone Investments Group, Inc., Tuesday Morning Corporation and National Wholesale Liquidators, Inc. Mr. Conlon has served as a Director since February 1998. Since 1992, he has held the position of Managing Director-Merchant Banking, USA for Dilmun Investments, Inc. From 1989 to 1992 Mr. Conlon was a securities analyst for TIAA-CREF.
Mr. Mathies has served as a Director of Carrols since April 1996. Since 1988, Mr. Mathies has been President of Dilmun Investments, Inc. From 1971 to 1988, he was employed by Mellon Bank, where he was Head of their Pension Management Group, providing investment management services to middle market clients.
Mr. Petty has served as a Director of Carrols since July 1997. Mr. Petty has been the Chairman, Chief Executive and President of Peter Piper, Inc. since November 1996. Prior to joining Peter Piper, Mr. Petty was the Executive Vice President of Flagstar Companies, Inc. and President and Chief Executive Officer of Denny's. Before that he served as President and Chief Executive of Miami Subs Corporation and held a variety of senior positions with Burger King Corporation including President and Chief Operating Officer of its U.S. and International division.
Mr. Selati has served as a Director since March 1997. Since 1993, he has been associated with Madison Dearborn Capital Partners. Prior to 1993 he was associated with Alex Brown & Sons Incorporated in the consumer/retail investment banking group. Mr. Selati also serves as a Director on the Board of Directors of Peter Piper, Inc., Tuesday Morning Corporation, and National Wholesale Liquidators, Inc.
Mr. Wilhite has served as a Director since July 1997. Since 1996 he has been the Chairman of Thurloe Holdings, L.L.C.. Prior to 1996 he was with D'Arcy Masius Benton & Bowles, Inc. (DMB&B) having served as its Vice Chairman from 1995 to 1996, President of DMB&B/North America from 1988 to 1995, and as Chairman and Managing Director of DMB&B/St. Louis from 1985 to 1988. Mr. Wilhite also serves as a Director on the Board of Directors of Pollo Tropical, Inc.
All Directors hold office until the next annual meeting of stockholders or until their successors have been elected and qualified. The executive officers  of  the  Company  are  chosen  by  the  Board  and  serve  at its discretion. All Directors of Carrols Corporation also serve as Directors for Carrols Holdings Corporation.
ITEM 11.        EXECUTIVE COMPENSATION
The following tables set forth certain information for the fiscal years ended December 31, 1997, 1996 and 1995 for the Chief Executive Officer and the next four most highly compensated executive officers of the Company who were serving as executive officers at December 31, 1997 and whose annual compensation exceeded $100,000. No other executive officers received total compensation in excess of $100,000 in 1997. Stock option data refers to the stock options of Carrols Holdings Corporation.
Summary Compensation Table




Long-Term


Compensation

Annual Compensation
Securities



(a)
  Underlying
Name and Principal Position
Year
Salary
Bonus
Options (#)
Alan Vituli
1997
$392,758
$          -
72,830
  Chairman of the Board and
1996
363,160
128,210
-
  Chief Executive Officer
1995
352,632
  245,000
20,000





Daniel T. Accordino
1997
288,386
-
31,479
  President, Chief Operating
1996
258,943
  91,778
-
  Officer and Director
1995
250,751
150,322
10,000





Joseph A. Zirkman
1997
120,436
-
1,118
  Vice President, General
1996
115,288
40,934
-
  Counsel and Secretary
1995
105,249
41,995
3,000





Paul R. Flanders
1997
105,925
-
1,500
  Vice-President, Finance
1996
-
-
-
  and Treasurer
1995
-
-
-





Richard H. Liem
1997
103,160
-
500
  Vice President,
1996
94,750
30,288
-
  Financial Operations
1995
93,092
37,153
3,000
        @@
(a) The Company provides bonus compensation to Executive Officers based on an individual's achievement of certain specified objectives and the Company's achievement of specified increases in shareholder value.

Option Grants in Last Fiscal Year


Number of Securities Underlying Options
% of Total Options Granted to Employees

Exercise
 Price (Price per



Expiration
(c)
Potential Realizable  Value  at  Assumed  Rates  of  Stock Appreciation for
Option Term
Name
Granted
in 1997
Share
Date
5%
10%
Alan Vituli (a)
 72,830
61.1%
$ 101.76
3/26/2007
$5,429,590
$13,035,600
Daniel T. Accordino (a)
31,479
26.4%
101.76
3/26/2007
2,346,808
5,634,322
Joseph A. Zirkman (a)
368
 .3%
101.76
3/26/2007
27,435
65,867
(b)
750
 .6%
110.00
6/9/2007
51,884
131,484
Paul R. Flanders (b)
1,500
1.3%
110.00
6/9/2007
103,768
262,968
Richard H. Liem (b)
500
 .4%
110.00
6/9/2007
34,589
87,656

(a) Stock option grants to Messrs. Vituli, Accordino and Zirkman include 29,480, 2,579 and 368 shares, respectively, granted at the time of the MD Investment under the Vituli Non-Plan Option Agreement, the Accordino Non-Plan Option Agreement and the Zirkman Non-Plan Option Agreement, respectively. At the time of the MD Investment, stock option grants under the 1996 Long-Term Incentive Plan were also made for 43,350 shares to the Vituli Family Trust in exchange for options that it was holding. Mr. Accordino was also granted options for 28,900 shares under the 1996 Long-Term Incentive Plan. These plans, as well as the terms of the aforementioned grants, are described in detail separately in this report.
(b) Stock option grants to Messrs. Zirkman, Flanders and Liem include 750, 1,500, and 500 shares, respectively, granted under the 1996 Long-Term Incentive Plan. These options become exercisable at the rate of 25% per year beginning on December 31, 1997.
(c) Potential realizable value is based on an assumption that the price of Holdings' common shares appreciate at 5% and 10% annually (compounded) from the date of grant until the end of the ten year option term. These calculations are based on requirements promulgated by the Securities and Exchange Commission and are not intended to forecast possible future appreciation of the stock price.

Compensation Committee Interlocks and Insider Participation
During the last fiscal year, no executive officer of the Company served as a director of or member of a compensation committee of any entity for which any of the persons serving on the Board of Directors of the Company or on the Compensation Committee of the Board of Directors (the "Compensation Committee") is an executive officer. The Compensation Committee is comprised of Messrs. Chereskin, Mathies and Wilhite.
Board of Directors
Directors Compensation. Directors who are Company employees do not receive any additional compensation for serving as directors. Directors who are not employees of the Company receive a fee of $15,000 per annum. All Directors are reimbursed for all reasonable expenses incurred by them in acting as Directors, including as members of any committee of the Board of Directors.
Liability Limitation. As permitted under the Delaware General Corporation Law, the Company's Restated Certificate of Incorporation provides that a Director of the Company will not be personally liable to the Company or its stockholders for monetary damages for breach of a fiduciary duty owed to the Company or its stockholders. By its terms and in accordance with the laws of the State of Delaware, however, this provision does not eliminate or limit the liability of a Director of the Company (i) for any breach of the Director's duty of loyalty to the Company or its stockholders, (ii) for an act or omission committed in bad faith or involving intentional misconduct or a knowing violation of law, (iii) for any transaction from which the Director derived an improper personal benefit or (iv) for an improper declaration of dividends or purchase of the Company's securities. Indemnification. The Company's Restated Certificate of Incorporation provides that the Company shall indemnify its Directors and officers to the fullest extent permitted by Delaware law.
Description of Plans
Employee Savings Plan. The Company offers its salaried employees the option to participate in the Carrols Corporation Corporate Employee Savings Plan (the "Savings Plan") which is qualified as a profit-sharing plan. In accordance with the Savings Plan, Carrols matches up to $1,060 of an employee's contributions by contributing $0.50 for each dollar contributed by the employee. Employees are fully vested in their own contributions; employees become vested in Carrols' contributions beginning in the fourth year of service, and are fully vested after seven years of service or upon retirement at age 65 with five years' service, death, permanent or total disability. Benefits may be paid out upon the occurrence of any of the foregoing events in a single cash lump sum, in periodic installments over not more than 15 years or in the form of an annuity. The employee's contributions may be withdrawn at any time, subject to restrictions on future contributions. Carrols' matching contributions may be withdrawn under certain conditions of financial necessity or hardship as defined in the Savings Plan.
Bonus Plans. Carrols has cash bonus plans designed to promote and reward excellent performance by providing employees with incentive compensation. Key senior management executives of each operating division can be eligible for bonuses equal to varying percentages of their respective annual salaries determined by the performance of the Company and the division. 1996 Long-Term Incentive Plan. In connection with the MD Closing, Holdings adopted the Carrols Holdings Corporation 1996 Long-Term Incentive Plan (the "1996 Plan") pursuant to which the Company may grant "Incentive Stock Options" (as defined under Section 422 of the Internal Revenue Code), nonqualified stock options, stock appreciation rights, restricted stock, performance shares and performance units and other stock-based awards (the foregoing collectively "Awards") to certain officers and employees of the Company and its subsidiaries. The 1996 Plan replaced a prior long-term incentive plan which was adopted December 26, 1996 (the "Prior Incentive Plan"). The 1996 Plan is designed to advance the interests of Holdings and the Company by providing an additional incentive to attract and retain qualified and competent persons through the encouragement of stock ownership or stock appreciation rights in Holdings.
The 1996 Plan permits the Company's Compensation Committee to grant, from time to time, options to purchase an aggregate of up to 106,250 shares of Common Stock. The vesting periods for awards and the expiration dates for exercisability of Awards granted under the 1996 Plan are determined by the Compensation Committee; however, the exercise period for an option granted under the 1996 Plan may not exceed ten years from the date of the grant. The Compensation Committee is authorized to grant options under the 1996 Plan to all eligible employees of the Company and its subsidiaries, including executive officers and directors (other than outside Directors and members of the Compensation Committee).
The option exercise price per share of any option granted under the 1996 Plan is determined by the Compensation Committee; however, in no event shall the option price per share of any option intended to qualify as an Incentive Stock Option be less than the fair market value of the Common Stock on the date such option is granted. Payment of such option exercise price shall be made (i) in cash, (ii) by delivering shares of Common Stock already owned by the holder of such options, (iii) by delivering a promissory note payable over a three year period and bearing interest at the rate provided under Section 1274(d) of the Internal Revenue Code of 1986, as amended from time to time or (iv) by a combination of any of the foregoing, in accordance with the terms of the 1996 Plan, the applicable stock option agreement and any applicable guidelines of the Compensation Committee in effect at the time.
Pursuant to the 1996 Plan, in the event of a Change of Control (as defined in the 1996 Plan), any or all Stock Options (as defined in the 1996 Plan) and Stock Appreciation Rights (as defined in the 1996 Plan) still outstanding shall, notwithstanding any contrary terms of the Award Agreement (as defined in the 1996 Plan), accelerate and become exercisable in full at least ten days prior to (and shall expire on) the consummation of such Change of Control, on such conditions as the Compensation Committee shall determine, unless the successor corporation assumes the outstanding Stock Options or Stock Appreciation Rights or substitutes substantially equivalent options.
Pursuant to the 1996 Plan, in the event that the holder of an option issued pursuant to the 1996 Plan elects to pay the exercise price of such option by delivering a promissory note, such promissory note may be either (i) unsecured and fully recourse against the holder of such option or (ii) nonrecourse but secured by the shares of Common Stock being purchased by such exercise and by other assets having a fair market value equal to not less than forty percent of the exercise price of such option and, in either event, such note shall mature on the fifth anniversary of the date thereof. In addition, pursuant to the 1996 Plan, in the event of a Change of Control (as defined in the 1996 Plan) during the term of employment with Carrols of a holder of an option issued under the 1996 Plan, the portion of any such option that is not vested shall vest and become exercisable in full on the date of such Change of Control. In addition, as soon as practicable but in no event later than thirty days prior to the occurrence of a Change of Control, the Compensation Committee shall notify any holder of an option granted under the 1996 Plan of such Change of Control. Further, upon a Change of Control that qualifies as an Approved Sale (as defined in the 1996 Plan) in which the outstanding Common Stock is converted or exchanged for or becomes a right to receive any cash, property or securities other than Illiquid Consideration (as defined in the 1996 Plan), (i) each option granted under the 1996 Plan shall become exercisable solely for the amount of such cash, property or securities that the holder of such option would have been entitled to had such option been exercised immediately prior to such event (ii) the holder of such option shall be given an opportunity to either (A) exercise such option prior to the consummation of the Approved Sale and participate in such sale as a holder of Common Stock or (B) upon consummation of the Approved Sale, receive in exchange for such option consideration equal to the amount determined by multiplying (1) the same amount of consideration per share of Common Stock received by the holders of Common Stock in connection with the Approved Sale less the exercise price per share of Common Stock of such option to acquire Common Stock by
(2) the  number  of  shares of Common Stock represented by such option; and
(iii) to the extent such option is not exercised prior to or simultaneous with such Approved Sale, any such option shall be canceled.
Description of Employment Agreements
Vituli Employment Agreement. On March 27, 1997 in connection with the MD Closing, the Company entered into a Second Amended and Restated Employment Agreement (the "Vituli Employment Agreement") with Alan Vituli, which amended and restated that certain Amended and Restated Employment Agreement dated April 3, 1996 between the Company and Mr. Vituli. Pursuant to the Vituli Employment Agreement, Mr. Vituli will continue to serve as Chairman of the Board and Chief Executive Officer of the Company. The Vituli Employment Agreement shall be for an initial term of four years, commencing on March 27, 1997 and will be subject to automatic renewals for successive one-year terms unless either the Company or Mr. Vituli elects not to renew by giving written notice to the other at least 90 days before a scheduled expiration date. Pursuant to the Vituli Employment Agreement, Mr. Vituli will receive a base salary of $400,000 for the first year of the term, which amount increases annually by at least $25,000 subject to additional increases that may be authorized by the Compensation Committee. Pursuant to the Vituli Employment Agreement, Mr. Vituli will participate in the Executive Bonus Plan of the Company and any stock option plan of the Company applicable to executive employees. The Vituli Employment Agreement also will require that the Company is responsible for maintaining the premium payments on a split-dollar life insurance policy on the life of Mr. Vituli providing a death benefit of $1.5 million payable to an irrevocable trust designated by Mr. Vituli.
Accordino Employment Agreement. On March 27, 1997 in connection with the MD Closing, the Company entered into a Second Amended and Restated Employment Agreement (the "Accordino Employment Agreement") with Daniel T. Accordino, which amended and restated that certain Amended and Restated Employment Agreement dated April 3, 1996 between the Company and Mr. Accordino. Pursuant to the Accordino Employment Agreement, Mr. Accordino will continue to serve as President and Chief Operating Officer of the company. The Accordino Employment Agreement shall be for an initial term of four years, commencing on March 27, 1997 and will be subject to automatic renewal for successive one-year terms unless either the Company or Mr. Accordino elects not to renew by giving written notice to the other at least 90 days before a scheduled expiration date. Pursuant to the Accordino Employment Agreement, Mr. Accordino will receive a base salary of $300,000 for the first year of the term, which amount increases annually by at least $20,000 subject to additional increases that may be authorized by the Compensation Committee. Pursuant to the Accordino Employment Agreement, Mr. Accordino will participate in the Executive Bonus Plan of the Company and any stock option plan of the Company applicable to executive employees. The Accordino Employment Agreement also will require that the Company is responsible for maintaining the premium payments on a split-dollar life insurance policy on the life of Mr. Accordino providing a death benefit of $1 million payable to an irrevocable trust designated by Mr. Accordino.
Option Agreements Pursuant to Holdings Stock Option Plans
Vituli Plan Option Agreement. On December 30, 1996 (during the Company's 1997 fiscal year), pursuant to the Atlantic Transaction, Holdings granted to Alan Vituli, under the 1996 Plan, an option (the "Vituli Option") to purchase 43,350 shares of Common Stock. The Vituli Option (i) was immediately exercisable with regard to 15,300 shares of Common Stock at an exercise price of $110.00 per share and (ii) was to become exercisable on June 1, 1997 with regard to (a) 15,300 shares of Common Stock at an exercise price of $130.00 per share and (b) 12,750 shares of Common Stock at an exercise price of $140.00 per share. On January 22, 1997, Mr. Vituli contributed these options to the Vituli Family Trust for the benefit of his children.
In connection with the MD Closing, Holdings granted an option to purchase 43,350 shares of Common Stock under the 1996 Plan in exchange for the options held by the Vituli Family Trust (the "New Vituli Plan Option"). The Vituli Family Trust agreed to reduce the exercise price to $101.7646 per share. The New Vituli Plan Option shall (i) have a term of ten years from the date of grant, shall (ii) become exercisable on the date of grant with regard to 15,300 shares of Common Stock and (iii) shall become exercisable (a) on December 31, 1997 with regard to 5,610 shares of Common Stock, (b) on December 31, 1998 with regard to 5,610 shares of Common Stock, (c) on December 31, 1999 with regard to 5,610 shares of Common Stock and (d) on December 31, 2000 with regard to 11,220 shares of Common Stock. Accordino Plan Option Agreement. On December 30, 1996 (during the Company's 1997 fiscal year), pursuant to the Atlantic Transaction, Holdings granted to Daniel T. Accordino, under the 1996 Plan, an option (the "Accordino Option") to purchase 28,900 shares of Common Stock. The Accordino Option
(i) was immediately exercisable with regard to 10,200 shares of Common Stock at an exercise price of $110.00 per share and (ii) was to becomes exercisable on December 31, 1997 with regard to (a) 10,200 shares of Common Stock at an exercise price of $130.00 per share and (b) 8,500 shares of Common Stock at an exercise price of $140.00 per share.
In connection with the MD Closing, the Accordino Option was canceled and Holdings granted to Mr. Accordino, under the 1996 Plan, an option (the "New Accordino Plan Option") to purchase 28,900 shares of Common Stock at an exercise price of $101.7646 per share. The New Accordino Plan Option shall
(i) have a term of ten years from the date of grant and shall (ii) become exercisable on the date of grant with regard to 10,200 shares of Common Stock and (iii) become exercisable (a) on December 31, 1997 with regard to 3,740 shares of Common Stock, (b) on December 31, 1998 with regard to 3,740 shares of Common Stock, (c) on December 31, 1999 with regard to 3,740 shares of Common Stock and (d) on December 31, 2000 with regard to 7,480 shares of Common Stock.
Other Option Agreements
Vituli Non-Plan Option Agreement. In connection with the MD Closing, Holdings granted to Mr. Vituli a nonqualified stock option (the "Vituli Non-Plan Option") to purchase 29,480 shares of Common Stock at an exercise price of $101.7646. The Vituli Non-Plan Option shall have a term of ten years from the date of grant and shall become exercisable in five equal parts on the five consecutive anniversaries of the date of grant. The Vituli Non-Plan Option will have substantially the same terms as options issued under the 1996 Plan with respect to (i) the method of payment of the exercise price of the Vituli Non-Plan Option and (ii) the effect of a Change in Control (as defined in the New 1996 Plan) on the Vituli Non-Plan Option.
Accordino Non-Plan Option Agreement. In connection with the MD Closing, Holdings granted to Mr. Accordino a nonqualified stock option (the "Accordino Non-Plan Option") to purchase 2,579 shares of Common Stock at an exercise price of $101.7646. The Accordino Non-Plan Option shall have a term of ten years from the date of grant and shall become exercisable in five equal parts on the five consecutive anniversaries of the date of grant. The Accordino Non-Plan Option will have substantially the same terms as the Vituli Non-Plan Option.
Zirkman Non-Plan Option Agreement. In connection with the MD Closing, Holdings granted to Joseph A. Zirkman a nonqualified stock option (the "Zirkman Non-Plan Option") to purchase 368 shares of Common Stock at an exercise price of $101.7646. The Zirkman Non-Plan Option shall have a term of ten years from the date of grant and shall become exercisable in five substantially equal parts on the five consecutive anniversaries of the date of grant. The Zirkman Non-Plan Option will have substantially the same terms as the Vituli Non-Plan Option.

ITEM 12.        SECURITY  OWNERSHIP  OF   CERTAIN   BENEFICIAL  OWNERS  AND
MANAGEMENT
Principal Stockholders
The following tables set forth the number and percentage of shares of voting common stock of the Company and of Holdings beneficially owned, as of March 15, 1998, by (i) all persons known by the Company to be the beneficial owners of more than 5% of the shares of such voting common stock, (ii) each Director of the Company who owns shares of such voting common stock, (iii) each executive officer of the Company included in the Summary Compensation Table above and (iv) all executive officers and Directors of the Company as a group.

                          Shares Beneficially Owned (a)@@

Number
Percentage
Stockholders of Carrols Corporation:


Carrols Holdings Corporation
968 James Street
Syracuse, New York 13203
10
100%



Stockholders of Carrols Holdings Corporation:


Atlantic Restaurants, Inc.
566,667
47.8%
Madison Dearborn Capital Partners, L.P.
283,333
23.9%
Madison Dearborn Capital Partners, L.P. II
283,334
23.9%
Executive Officers and Directors:


Alan Vituli (b)
36,633
3.1%
Daniel T. Accordino
15,316
1.3%
Joseph A. Zirkman
385
---
Paul R. Flanders
375
---
Richard H. Liem
125
---
Directors and executive officers of Carrols as a group (12 persons)

52,959

4.5%
@@
(a) As used in this table, "beneficial ownership" means the sole or shared power to vote, or to direct the voting of, a security, or the sole or shared investment power with respect to a security. For purposes of this table, a person is deemed as of any date to have "beneficial ownership" of any security that such person has the right to acquire within 60 days after such date. The number of shares shown in the table includes stock options which are currently exercisable or exercisable within 60 days to purchase:
26,806 shares held by Mr. Vituli; 14,456 shares held by Mr. Accordino; 262 shares held by Mr. Zirkman; 375 shares held by Mr. Flanders; and, 125 shares held by Mr. Liem.
(b) Includes 20,910 vested stock options contributed to and held by the Vituli Family Trust.
ITEM 13.        CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
None
ITEM 14.        EXHIBITS, FINANCIAL  STATEMENT  SCHEDULES,  AND  REPORTS ON
FORM 8-K
(a)     Financial Statements
CARROLS CORPORATION AND SUBSIDIARIES:
        Page
Opinion of Independent Certified        F-1 to
Public Accountants      F-2
Financial Statements:
Consolidated Balance Sheets     F-3 to
        F-4
Consolidated Statements of Operations   F-5
Consolidated Statements of Stockholder's Deficit        F-6
Consolidated Statements of Cash Flows   F-7 to
        F-8
Notes to Consolidated Financial F-9 to
Statements      F-18
(b)     Financial Statement Schedules
Schedule        Description     Page
CARROLS CORPORATION AND SUBSIDIARIES:
II      Valuation and Qualifying Accounts       F-19
Schedules other than those listed are omitted for the reason that they are not required, not applicable, or the required information is shown in the financial statements or notes thereto.
Separate financial statements of the Company are not filed for the reasons that (1) consolidated statements of the Company and its consolidated subsidiaries are filed and (2) the Company is primarily an operating
Company and all subsidiaries included in the consolidated financial statements filed are wholly-owned, and indebtedness of all subsidiaries included in the consolidated financial statements to any person other than the Company does not exceed 5% of the total assets as shown by the Consolidated Balance Sheet at December 31, 1997.

(c)     Exhibits Required by Item 601 of Regulation S-K
@@
EXHIBIT NUMBER


DESCRIPTION
INCORPORATED BY
REFERENCE
2.1
Purchase and Sale Agreement dated
February 10, 1994 between Carrols Corporation, as Purchase, and KIN Restaurant, Inc., as Seller

Exhibit 2.1 to the Company's 1994 Annual Report on Form 10-K
2.2
Purchase and Sale Agreement dated April 18, 1994 among Carrols Corporation, as Purchaser, and Riva Development Corporation and John Riva, as Seller

Exhibit 2.2 to the Company's 1994 Annual Report on Form 10-K
2.3
Purchase and Sale Agreement dated May 31, 1994 among Carrols Corporation, as Purchaser, and Michael P. Jones and Donald M. Cepiel, Sr., and the corporations listed therein

Exhibit 2.3 to the Company's 1994 Annual Report on Form 10-K
2.4
Securities  Purchase  Agreement  dated as of March 6, 1996,  by  and  among
Atlantic   Restaurants,  Inc.,  Carrols   Holdings   Corporation,   Carrols
Corporation and certain Selling Shareholders

Exhibit 2.1  to  the  Company's  current report on Form 8-K filed March 21,
1996
2.5
Deferred Securities Purchase Agreement dated as of March 6, 1996 by and among Atlantic Restaurants, Inc., Alan Vituli and Pryor, Cashman, Sherman & Flynn

Exhibit  2.2 to the Company's current report on Form 8-K  filed  March  21,
1996
3.1
Restated Certificate of Incorporation
Exhibit 3.(3)(a) to the Company's 1987 Annual Report on Form 10-K

3.2
Certificate of Amendment of the Restated Certificate of Incorporation

Exhibit 3.2 to the Company's 1996  Annual Report on Form 10-K

3.3
Restated By-laws
Exhibit 3.(3)(b) to the Company's 1987 Annual Report on Form 10-K

4.1
Indenture dated as of August 17, 1993 among Holdings, the Company and Marine Midland Bank, N.A.
Exhibit 4.1 to Amendment No. 3 to the Company's Registration Statement on Form S-1 (Number 3365100) filed August 10, 1993


10.1
First Amended and Restated Loan Security and Preferred Stock Purchase Agreement by and among Carrols Merger Corporation, Carrols Holdings Corporation and Heller Financial, Inc. dated as of December 22, 1986

Exhibit 10.1 to the Company's 1987 Annual Report on Form 10-K

@@
EXHIBIT NUMBER


DESCRIPTION
INCORPORATED BY
REFERENCE
10.2
Second Amended and Restated Loan and Security Agreement by and among Carrols Corporation, Carrols Holdings Corporation and Heller Financial, Inc. dated as of September 15, 1992

Exhibit 10.15 to the Company's 1992 Annual Report on Form 10-K
10.3
Senior Subordinated Credit Agreement dated as of September 15, 1992 between Carrols Corporation, Carrols Holdings Corporation and World Subordinated Debt Partners, L.P.

Exhibit 10.17 to the Company's 1992 Annual Report on Form 10-K
10.4
Third Amended and Restated Loan and Security Agreement by, and among Carrols Corporation, Carrols Holdings Corporation and Heller Financial, Inc. dated as of August 9, 1993

Exhibit 10.19 to Amendment No. 2 to the Company's Form S-1 Registration Statement filed August 4, 1993
@@10.5
First Amendment to Third Amended and Restated Loan and Security Agreement by and among Carrols Corporation, Carrols Holdings Corporation and Heller Financial, Inc. dated as of October 27, 1993

The Company's 1993 Annual Report on Form 10-K
10.6
Second Amendment to Third Amended and Restated Loan and Security Agreement by and among Carrols Corporation, Carrols Holdings Corporation and Heller Financial, Inc. dated as of March 11, 1994

The Company's 1993 Annual Report on Form 10-K
10.7
Third  Amendment  to Third Amended and Restated Loan and Security Agreement
among  Carrols  Holdings   Corporation,   Carrols  Corporation  and  Heller
Financial, Inc. dated as of May 2, 1994

Exhibit 10.9 to the Company's 1994 Annual Report on Form 10-K
10.8
Fourth Amendment to Third Amended and Restated  Loan and Security Agreement
among  Carrols  Holdings  Corporation,  Carrols  Corporation   and   Heller
Financial, Inc. dated as of December 20, 1994

Exhibit 10.10 to the Company's 1994 Annual Report on Form 10-K
10.9
Supply   Agreement  between  ProSource  Services  Corporation  and  Carrols
Corporation dated April 1, 1994

Exhibit 10.11 to the Company's 1994 Annual Report on Form 10-K
10.10
Fifth Amendment  to  Third Amended and Restated Loan and Security Agreement
among  Carrols  Holdings   Corporation,   Carrols  Corporation  and  Heller
Financing, Inc. dated as of February 22, 1995
Exhibit 10.10 to the Company's 1996  Annual Report on Form 10-K


EXHIBIT NUMBER


DESCRIPTION
INCORPORATED BY
REFERENCE
10.11
Sixth Amendment to Third Amended and Restated  Loan  and Security Agreement
among  Carrols  Holdings  Corporation,  Carrols  Corporation   and   Heller
Financing, Inc. dated as of February 14, 1996
Exhibit 10.11 to the Company's 1996  Annual Report on Form 10-K
10.12
Stock Purchase Agreement dated as of February 25, 1997 by and among Madison Dearborn Capital Partners, L.P., Madison Dearborn Capital Partners II, L.P., Atlantic Restaurants, Inc. and Carrols Holdings Corporation

Exhibit 10.12 to the Company's 1996  Annual Report on
Form 10-K
10.13
1994 Regional Directors Bonus Plan
Exhibit 10.19 to the Company's 1994 Annual Report on Form 10-K

10.14
Carrols Corporation Corporate Employee's Savings  Plan  dated  December 31,
1994

Exhibit 10.21 to the Company's 1994 Annual Report on Form 10-K
10.15
Commitment Letter from Texas Commerce Bank National Association and Chase Securities Inc. and accepted and agreed to by Carrols Corporation as of January 8, 1997

Exhibit 10.15 to the Company's 1996 Annual Report on Form 10-K
10.16
Escrow Agreement dated as of March 6, 1996 by and among Atlantic Restaurants, Inc., Bahrain International Bank (E.C.), Carrols Holdings Corporation, Carrols Corporation, certain selling shareholders and Baer Marks & Upham L.L.P.

Exhibit  2.3 to the Company's Current Report on Form 8-K  filed  March  21,
1996
10.17
Seventh Amendment to Third Amended and Restated Loan and Security Agreement by and among Heller Financial, Inc., Carrols Holdings Corporation and Carrols Corporation dated as of April 3, 1996

Exhibit 10.27 to the Company's current report on Form 8-K filed  April  10,
1996
10.18
Amended and Restated Employment Agreement dated as of April 3, 1996 by and between Carrols Corporation and Alan Vituli

Exhibit 10.23  to  the  Company's Current Report on Form 8-K filed on April
10, 1996
10.19
Amended and Restated Employment Agreement dated as of April 3, 1996 by and between Carrols Corporation and Daniel T. Accordino

Exhibit 10.24  to the Company's Current  Report  on Form 8-K filed on April
10, 1996
10.20
Carrols Corporation 1996 Long-Term Incentive Plan

Exhibit 10.20 to the Company's 1996  Annual Report on Form 10-K
10.21
Stock Option Agreement dated as of December 30, 1996 by and between Carrols Corporation and Alan Vituli
Exhibit 10.21 to the Company's 1996  Annual Report on Form 10-K




EXHIBIT NUMBER


DESCRIPTION
INCORPORATED BY
REFERENCE
10.22
Stock Option Agreement dated as of December 30, 1996 by and between Carrols Corporation and Daniel T. Accordino

Exhibit 10.22 to the Company's 1996  Annual Report on Form 10-K
10.23
Form of Stockholders Agreement by and among Carrols Holdings Corporation, Madison Dearborn Capital Partners, L.P., Madison Dearborn Capital Partners II, L.P., Atlantic Restaurants, Inc., Alan Vituli, Daniel T. Accordino and Joseph A. Zirkman

Exhibit 10.23 to the Company's 1996  Annual Report on Form 10-K
10.24
Form of Registration Agreement by and among Carrols Holdings Corporation, Atlantic Restaurants, Inc., Madison Dearborn Capital Partners, L.P., Madison Dearborn Capital Partners II, L.P., Alan Vituli, Daniel T. Accordino and Joseph A. Zirkman

Exhibit 10.24 to the Company's 1996  Annual Report on Form 10-K
10.25
Form of Second Amended and Restated Employment Agreement by and between Carrols Corporation and Alan Vituli

Exhibit 10.25 to the Company's 1996  Annual Report on Form 10-K
10.26
Form of Second Amended and Restated Employment Agreement by and between Carrols Corporation and Daniel T. Accordino

Exhibit 10.26 to the Company's 1996  Annual Report on Form 10-K
10.27
Form of Carrols Holdings Corporation 1996 Long-Term Incentive Plan

Exhibit 10.27 to the Company's 1996  Annual Report on Form 10-K
10.28
Form of Stock Option Agreement by and between Carrols Holdings Corporation and Alan Vituli

Exhibit 10.28 to the Company's 1996  Annual Report on Form 10-K
10.29
Form of Stock Option Agreement by and between Carrols Holdings Corporation and Daniel T. Accordino
Exhibit 10.29 to the Company's 1996  Annual Report on Form 10-K

10.30
Form of Unvested Stock Option Agreement by and between Carrols Holdings Corporation and Alan Vituli

Exhibit 10.30 to the Company's 1996  Annual Report on Form 10-K
10.31
Form of Unvested Stock Option Agreement by and between Carrols Holdings Corporation and Daniel T. Accordino
Exhibit 10.31 to the Company's 1996  Annual Report on Form 10-K
10.32
Form of Unvested Stock Option Agreement by and between Carrols Holdings Corporation and Joseph A. Zirkman

Exhibit 10.32 to the Company's 1996  Annual Report on Form 10-K


EXHIBIT NUMBER


DESCRIPTION
INCORPORATED BY
REFERENCE
10.33
First Amendment to the Stock Purchase Agreement dated March 27, 1997 by and among Carrols Holdings Corporation, Atlantic Restaurants, Inc., Madison Dearborn Capital Partners, L.P. and Madison Dearborn Capital Partners II, L.P.

Exhibit 10.38  to  the Company's current report on Form 8-K filed March 27,
1997
10.34
Purchase and Sale Agreement dated as of January 15, 1997 by and between Carrols Corporation, as Purchaser, Omega Services, Inc. as Seller and Mr. Harold W. Hobgood as Omega's Agent.

Exhibit 10.39 to the Company's current report on Form 8-K filed  March  27,
1997
10.35
Purchase and Sale Agreement dated as of January 15, 1997 by and between Carrols Corporation, as Purchaser, Omega Services, Inc. as Seller and Mr. Harold W. Hobgood as Omega's Agent.

Exhibit 10.40 to the Company's current report  on  Form 8-K filed March 27,
1997
10.36
Purchase Agreement dated as of July 7, 1997 among Carrols Corporation, as Purchaser, and the individuals and trusts listed on Exhibit A attached thereto, as Sellers, the individuals and entities listed on Exhibit B attached thereto, as Affiliated Real Property Owners, and Richard D. Fors, Jr. And Charles J. Mund, as the Seller's representatives

Exhibit 10.41 to the  Company's current report on Form 8-K filed August 20,
1997
16.1
Letter re: change in certifying accountant

Exhibit 16.1 to the Company's 1996  Annual Report on Form 10-K

16.2
Letter re: change in certifying accountant
Exhibit 16.1 to the Company's  current  report on Form 8-K filed August 15,
1997

22.1
Subsidiaries of the Registrant:

Carrols J.G. Corp., Carrols Realty Holdings Corp., Carrols Realty I Corp., Carrols Realty II Corp., CDC Theater Properties, Inc., H.N.S. Equipment & Leasing Corp., Quanta Advertising Corp., Confectionery Square Corp., Jo-Ann Enterprises, Inc.

27
Financial Data Schedule


Reports on Form 8-K - No current reports on Form 8-K were filed during the quarter ended December 28, 1997.

SIGNATURES
Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the 25th day of March, 1998.
CARROLS CORPORATION
BY:     /s/ Alan Vituli
        Alan Vituli, Chairman and
        Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE       TITLE   DATE
Alan Vituli
(Alan Vituli)   Director, Chairman and Chief
Executive Officer       March 25, 1998

Daniel T. Accordino
(Daniel T. Accordino)   Director, President and Chief
Operating Officer       March 25, 1998

Benjamin D. Chereskin
(Benjamin D. Chereskin) Director        March 25, 1998

James M. Conlon
(James M. Conlon)       Director        March 25, 1998

David J. Mathies, Jr.
(David J. Mathies, Jr.) Director        March 25, 1998

C. Ronald Petty
(C. Ronald Petty)       Director        March 25, 1998

Robin P. Selati
(Robin P. Selati)       Director        March 25, 1998

Clayton E. Wilhite
(Clayton E. Wilhite)    Director        March 25, 1998

Paul R. Flanders
(Paul R. Flanders       Vice President - Finance
and Treasurer   March 25, 1998

Timothy J. LaLonde
(Timothy J. LaLonde)    Vice President - Controller     March 25, 1998


REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS




To the Board of Directors of
 Carrols Corporation


We have audited the consolidated balance sheet of Carrols Corporation (a wholly owned subsidiary of Carrols Holdings Corporation) and Subsidiaries as of December 31, 1997 and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the years ended December 31, 1997 and December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Carrols Corporation and Subsidiaries as of December 31, 1997, and the consolidated results of their operations and their cash flows for the years ended December 31, 1997 and December 31, 1995, in conformity with generally accepted accounting principles.

Our audit was conducted for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The accompanying schedule for the years ended December 31, 1997 and 1995 as listed in Item 14 of the Form 10-K is presented for purposes of additional analysis and is not a required part of the basic consolidated financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic consolidated financial statements taken as a whole.


                                                                        /s/
Coopers & Lybrand, L.L.P.





Syracuse, New York
February 27, 1998

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


/s/Arthur Andersen LLP




Rochester, New York,
March  7, 1997


CARROLS CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 1997 AND 1996
___________



ASSETS
   1997
   1996



Current assets:


  Cash and cash equivalents
$ 2,252,000
$ 1,314,000
  Trade and other receivables, net of reserves of $130,000 and $310,000 at 1997 and 1996, respectively

748,000

793,000
  Inventories (Note 2)
 3,355,000
2,163,000
  Prepaid real estate taxes
939,000
725,000
  Prepaid expenses and other current assets
 1,388,000
932,000
  Refundable income taxes  (Note 5)
 2,141,000
     -
  Deferred income taxes (Note 5)
 2,605,000
   3,264,000



      Total current assets
 13,428,000
  9,191,000






Property and equipment, at cost (Notes 3 and 4):


  Land
 7,280,000
9,066,000
  Buildings and improvements
12,487,000
16,175,000
  Leasehold improvements
43,146,000
38,816,000
  Equipment
61,331,000
46,834,000
  Capital leases
14,548,000
  14,548,000

138,792,000
 125,439,000



  Less accumulated depreciation


      and amortization
(67,908,000)
 (63,356,000)



      Net property and equipment
70,884,000
  62,083,000



Franchise rights, at cost less accumulated amortization of $25,047,000 and $21,787,000 at 1997 and 1996, respectively

108,938,000

  46,203,000




Intangible assets, at cost less accumulated amortization of $8,900,000 and $8,326,000 at 1997 and 1996, respectively
 7,864,000
    8,640,000






Other assets
  7,778,000
  5,834,000



Deferred income taxes (Note 5)
    6,436,000
    6,637,000




$215,328,000
$138,588,000




The accompanying notes are an integral part of these financial statements.


CARROLS CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (Continued)

DECEMBER 31, 1997 AND 1996
___________



LIABILITIES AND STOCKHOLDERS' EQUITY
   1997
    1996






Current liabilities:


  Accounts payable
$ 11,950,000
$ 9,319,000
  Accrued interest
   4,770,000
  4,741,000
  Accrued payroll, related taxes and benefits
   6,299,000
4,620,000
  Accrued income taxes
         -
  1,058,000
  Other liabilities
   5,104,000
 3,875,000
  Current portion of long-term debt (Note 4)
   3,137,000
    8,000
  Current portion of capital lease obligations (Note 3)
     441,000
      574,000



        Total current liabilities
  31,701,000
 24,195,000






Long-term debt, net of current portion (Note 4)
 154,649,000
118,180,000
Capital lease obligations, net of current portion (Note 3)
   2,060,000
2,503,000
Deferred income - sale/leaseback of real estate (Note 3)
  4,555,000
2,154,000
Accrued postretirement benefits (Note 9)
 1,627,000
1,522,000
Other liabilities
   3,289,000
  1,696,000



        Total liabilities
 197,881,000
150,250,000



Commitments and contingencies





Stockholders' equity (deficit) (Note 6):


  Common stock, par value $1; authorized
    1,000 shares, issued and outstanding -
    10 shares


10


10
  Additional paid-in capital
  28,362,990
 1,411,990
  Accumulated deficit
 (10,916,000)
(10,574,000)
  Less: note receivable - redemption of warrants
             -
  (2,500,000)



        Total stockholders' equity (deficit)
   17,447,000
(11,662,000)




  $215,328,000
$138,588,000










The accompanying notes are an integral part of these financial statements.



CARROLS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
___________





   1997
    1996
    1995








Restaurant  sales
  $295,436,000
 $240,809,000
 $226,257,000




Costs and expenses:



  Cost of sales
      85,542,000
     68,031,000
     63,629,000
  Restaurant wages and related expenses
      89,447,000
     70,894,000
     65,932,000
  Advertising expense
      13,122,000
     10,798,000
       9,764,000
  Other restaurant operating expenses
      61,691,000
     48,683,000
     45,635,000
  Administrative expenses
      13,121,000
     10,387,000
     10,434,000
  Depreciation and amortization
      15,102,000
     11,015,000
     11,263,000
  Costs associated with change of control
               -
          509,000
            -




      Total operating expenses
   278,025,000
   220,317,000
   206,657,000




Operating income
     17,411,000
     20,492,000
     19,600,000




Interest income (Note 5)
         (983,000)
              -
               -
Interest expense
     15,581,000
     14,209,000
     14,500,000




Income before income taxes
       2,813,000
       6,283,000
       5,100,000




Provision (benefit) for income taxes (Note 5)
          655,000
       3,100,000
      (9,826,000)




Net Income
 $    2,158,000
 $    3,183,000
$   14,926,000
















The accompanying notes are an integral part of these financial statements.









CARROLS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
___________






Additional


Total

Common
Paid-in
Accumulated
Notes
Stockholders'

 Stock
Capital
Deficit
Receivable
Equity (Deficit)






Balance at December 31, 1994
  $      10
 $  1,474,990
$(28,683,000)
$       -
$ (27,208,000)






Net income


    14,926,000

    14,926,000
Dividends declared

      (636,000)


        (636,000)
Exercise of stock options

            2,000


             2,000






Balance at December 31, 1995
          10
        840,990
  (13,757,000)
        -
   (12,916,000)






Net income


      3,183,000

      3,183,000
Dividends declared

    (1,000,000)


     (1,000,000)
Exercise of stock options

          12,000


           12,000
Tax benefit from sale of stock





    options due to change of control

     1,559,000


      1,559,000
Loan to purchase warrants



 (2,500,000)
     (2,500,000)






Balance at December 31, 1996
         10
     1,411,990
   (10,574,000)
 (2,500,000)
   (11,662,000)






Net income


      2,158,000

      2,158,000
Dividends declared

   (4,338,000)


     (4,338,000)
Capital contribution

  30,382,000


    30,382,000
Tax benefit from sale of stock





    options due to change of control

       907,000


         907,000
Redemption of warrants


    (2,500,000)
  2,500,000







Balance at December 31, 1997
  $      10
$ 28,362,990
$(10,916,000)
$        -
 $ 17,447,000
















The accompanying notes are an integral part of these financial statements.


CARROLS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

 YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
 ___________



   1997
    1996
    1995




Cash Flows From Operating Activities:



  Net income
    $  2,158,000
     $ 3,183,000
    $14,926,000
    Adjustments to reconcile net income



     to net cash provided by operating activities:



      (Gain) loss on disposal of property & equipment
         (344,000)
         (314,000)
          156,000
      Depreciation and amortization
      15,102,000
     11,015,000
     11,263,000
      Deferred income taxes
           860,000
          160,000
    (10,061,000)
  Changes in operating assets and liabilities:



      Refundable income taxes
      (2,141,000)
               -
               -
      Trade and other receivables
             45,000
         (105,000)
         (156,000)
      Inventories
         (588,000)
           129,000
           (38,000)
      Prepaid real estate tax expenses and other



         current assets
         (731,000)
         (174,000)
           (45,000)
      Other assets
         (149,000)
         (611,000)
           (80,000)
      Accounts payable
        2,631,000
           410,000
       1,363,000
      Accrued payroll, related tax and benefits
        1,286,000
         (256,000)
          297,000
      Accrued income taxes
      (1,058,000)
           983,000
            48,000
      Other liabilities - current
        1,229,000
           266,000
         (893,000)
      Accrued interest
             29,000
           (68,000)
           (90,000)
      Other liabilities - long-term
        1,593,000
         (231,000)
            84,000
      Other
             18,000
           (65,000)
           (92,000)




Net cash provided from operating activities
      19,940,000
      14,322,000
      16,682,000








Cash Flows For Investing Activities:



  Capital expenditures:



    New restaurant development
      (9,732,000)
     (5,280,000)
     (2,767,000)
    Remodels
      (3,807,000)
     (6,656,000)
     (2,524,000)
    Other capital expenditures
      (4,671,000)
     (3,319,000)
     (2,731,000)
  Acquisition of restaurants
    (78,485,000)
     (7,945,000)
        (516,000)
  Notes and mortgages issued
                 -
        (749,000)
     (2,503,000)
  Payments received on notes and mortgages
             88,000
           39,000
           32,000
  Disposal of property, equipment



    and franchise rights
        1,224,000
      2,342,000
          17,000
  Other investments
               -
      1,330,000
    (1,356,000)




Net cash used for Investing activities
    (95,383,000)
   (20,238,000)
  (12,348,000)







The accompanying notes are an integral part of these financial statements.



CARROLS CORPORATION AND SUBSIDIARIES

 CONSOLIDATED STATEMENTS OF CASH FLOWS, (Continued)

YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
___________




   1997
    1996
    1995
Cash Flows From Financing Activities:



  Proceeds from long-term debt, net
   $  62,614,000
   $  2,997,000
   $  4,376,000
  Principal payments and retirements of
    long-term obligations

      (26,184,000)

      (2,047,000)

     (9,184,000)
  Proceeds from sale-leaseback transactions
       13,000,000
       4,246,000
         861,000
  Dividends paid
        (4,338,000)
      (1,000,000)
        (636,000)
  Exercise of employee stock options
         and related tax benefits

            907,000

       1,571,000

             2,000
  Capital contribution
       30,382,000
              -
               -




Net cash provided from (used for) financing activities
       76,381,000
       5,767,000
    (4,581,000)




Net increase (decrease) in cash and cash equivalents
           938,000
         (149,000)
       (247,000)




Cash and cash equivalents, beginning of year
        1,314,000
       1,463,000
     1,710,000




Cash and cash equivalents, end of year
   $   2,252,000
  $   1,314,000
 $  1,463,000








Supplemental disclosures:



  Interest paid on debt
   $ 15,552,000
  $14,277,000
 $14,590,000
  Income taxes paid
   $   1,456,000
  $     393,000
 $     153,000










The accompanying notes are an integral part of these financial statements.













CARROLS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
________________


1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


Basis of Consolidation - The consolidated financial statements include the accounts of Carrols Corporation and its subsidiaries (the "Company"). All significant intercompany transactions have been eliminated in consolidation. The Company is a wholly-owned subsidiary of Carrols Holdings Corporation ("Holdings").

At December 31, 1997 the Company operated, as franchisee, 335 fast food restaurants under the trade name "Burger King" in seven Northeastern, four Midwestern and two Southeastern states. According to publicly available information the Burger King brand is the second largest franchised restaurant system in the world. The Company is the largest independent Burger King franchisee in the United States.

Cash and Cash Equivalents - The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

Inventories - Inventories are stated at the lower of cost (first-in, first-out) or market.

Property and Equipment - Property and equipment are recorded at cost. Depreciation and amortization is provided using the straight-line method over the following estimated useful lives:

        Buildings and improvements              5 to 20 years
        Leasehold improvements          Remaining  life  of lease including
renewal options or life of
                                                        asset  whichever is
shorter
        Equipment                               3 to 10 years
        Capital leases                          Remaining life of lease

Depreciation expense for the years ended December 31, 1997, 1996 and 1995 was $9,718,000, $7,300,000 and $7,594,000, respectively.

Franchise Rights - Fees for initial franchises and renewals paid to Burger King Corporation are amortized using the straight-line method over the term of the agreement, generally twenty years. Acquisition costs allocated to franchise rights are amortized using the straight-line method, principally over the remaining lives of the acquired leases including renewal options, but not in excess of 40 years.

Intangible Assets - Intangible assets consist primarily of beneficial leases which are amortized using the straight-line method over the lives of the leases including renewal options, but not in excess of 40 years.

Long-Lived Assets - The Company assesses the recoverability of property and equipment, franchise rights and intangible assets by determining whether the amortization of these assets, over their respective remaining lives, can be recovered through undiscounted future operating cash flows. Impairment is reviewed whenever events or changes in circumstances indicate the carrying amounts of these assets may not be fully recoverable.

Deferred Financing Costs - Financing costs incurred in obtaining long-term debt are capitalized and amortized over the life of the related debt on an effective interest basis for costs associated with the Company's unsecured senior notes and on a straight-line basis for costs associated with the Company's advance loan facility.

Income Taxes - The Company and its subsidiaries were included in the consolidated federal income tax return of Holdings through the date of the change of control at April 3, 1996. The Company and its subsidiaries have filed separate federal income tax returns for the period April 4, 1996 to December 31, 1996 and the year ended December 31, 1997.

Advertising Costs - All advertising costs are expensed as incurred.

Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Estimates also affect the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Fair Value of Financial Instruments - The following methods were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that fair value:

        Current Assets and Liabilities - The carrying value of cash and cash equivalents and accrued liabilities approximates fair value because of the short maturity of those instruments.

        Senior Notes - The fair value of senior  notes  is  based on quoted
market  prices.   The  fair  value  at  December  31, 1997 is approximately
$113,557,000.

        Revolving and Advance Loan Facilities - Rates currently available to the Company for debt with similar terms and remaining maturities are used to estimate fair value. The recorded amount, as of December 31, 1997, approximates fair value.

Stock-Based Compensation - On January 1, 1996, the Company adopted Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," (SFAS 123) which permitted entities to recognize as an expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS 123 also allowed entities to continue to apply the provisions of APB 25 and provide pro forma net income disclosures for employee stock option grants as if the fair-value-based method defined in SFAS 123 has been applied. The Company has elected to continue to apply the provisions of APB 25 and provide the pro forma disclosure provisions of SFAS 123.

Fiscal Year - The Company uses a 52-53 week fiscal year ending on the Sunday closest to December 31. The financial statements included herein are as of December 28, 1997 (52 weeks), December 29, 1996 (52 weeks), and December 31, 1995 (52 weeks).

Reclassifications - Certain amounts for prior years have been reclassified to conform to the current year presentation.


2.  INVENTORIES

Inventories at December 31, consisted of:

1997
1996



Raw materials (food and paper products)
 $ 2,111,000
 $ 1,386,000
Supplies
    1,244,000
       777,000

 $ 3,355,000
$  2,163,000




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

Deferred gains have been recorded as a result of sale/leaseback transactions and are being amortized over the lives of the leases. These leases are operating leases, with a twenty year primary term with four five-year renewal options and provide for additional rent based on a percentage of sales in excess of predetermined levels. The net deferred gain is $4,555,000 and $2,154,000 at December 31, 1997 and 1996,
respectively.
Accumulated amortization pertaining to capital leases for the years ended December 31, 1997 and 1996 was $9,951,000 and $9,151,000, respectively.

Minimum rent commitments under noncancelable leases at December 31, 1997 were as follows:


      Capital
     Operating
Years Ending:


  1998
   $   758,000
$    18,807,000
  1999
        541,000
      17,884,000
  2000
        480,000
      17,470,000
  2001
        469,000
      16,889,000
  2002
        429,000
      16,069,000
  2003 and thereafter
     1,329,000
    123,819,000



Total minimum lease payments
     4,006,000
$  210,938,000



 Less amount representing interest
     1,505,000




Total obligations under capital leases
     2,501,000

 Less current portion
        441,000




Long term obligations under capital leases
  $ 2,060,000



Total rent expense on operating leases, including percentage rent on both operating and capital leases, for the past three years was as follows:



1997
1996
1995




Minimum rent on real property
$    15,303,000
$    11,590,000
$     11,108,000
Additional rent based on a



  percentage of sales
        3,099,000
        2,700,000
         2,548,000
Equipment rent
           162,000
           167,000
            164,000

$    18,564,000
$    14,457,000
$     13,820,000






4.  LONG-TERM DEBT


Long-term debt at December 31 consisted of:


1997
1996
Collateralized:


  Revolving loan facility
        $ 2,500,000
       $  4,669,000
  Acquisition loan
                  -
           5,000,000
  Advance term loan facility
         46,786,000
                   -
  Other notes payable with interest rates to 10%
              863,000
              857,000



Unsecured 11.5% senior notes
       107,637,000
       107,662,000

       157,786,000
       118,188,000
Less current portion
           3,137,000
                  8,000




     $154,649,000
     $118,180,000

The Company issued $110 million of unsecured senior notes in August 1993. The senior notes bear interest at a rate of 11.5%, payable semi-annually on each February 15 and August 15, and are due August 15, 2003. The notes are redeemable at the option of the Company in whole or in part on or after August 15, 1998 at a price of 104.31% of the principal amount if redeemed before August 15, 1999 and 102.88% of the principal amount if redeemed before August 15, 2000, with other specified redemption prices thereafter. Provisions of the revolving line of credit facility place limitations on the redemption or repurchase of the notes so long as the facility remains in effect.

On March 27, 1997, the Company entered into a loan agreement (the "Loan Agreement") among the Company, Texas Commerce Bank National Association, as Agent, and other lenders (collectively the "Lenders") who are parties thereto. The Loan Agreement provides for: (i) $127,000,000 Advance Term Loan Facility under which the Company may borrow, through December 31, 1999, up to 75% of the purchase costs incurred in connection with the acquisition of restaurants and; (ii) a $25,000,000 Revolving Loan Facility which replaced the Company's previous revolving credit facility. The Revolving Loan Facility is available to finance restaurant acquisitions and new restaurant development by the Company, and for other working capital and general corporate purposes. At December 31, 1997, $21,525,000 was available for use under the Revolving Loan Facility after reserving $975,000 for a letter of credit guaranteed by the facility.

The Loan Agreement provides for interest rate options of: (i) the greater of the prime rate (or the Federal Funds Rate plus .50%) plus a variable margin between 0% and 1% (1% at December 31, 1997); or (ii) the London Interbank offering rate plus a variable margin between 1.5% and 2.5% (2.5% of December 31, 1997), based upon debt to cash flow ratios. Commitment fees on the unused balances of the Advance Term Loan Facility and the Revolving Loan Facility are payable quarterly at the annual rates of 0.25% and 0.375%, respectively.

The Revolving Loan Facility has a maturity date of December 31, 2001 while the Advance Term Loan Facility requires quarterly principal repayments at an annual rate of 6% beginning with the end of the second quarter after each advance loan and increasing 2% per year through the sixth year, with the remainder repayable on June 30, 2003.

The  $5  million  acquisition  loan  was   collateralized   by   twenty-two
restaurants acquired during 1994.   This loan was paid in full in  1997 and
refinanced under the Company's Advance Term Loan Facility.

Substantially all assets of the Company are or will be pledged to the lender as collateral under the loans made pursuant to the Loan Agreement.

Restrictive covenants of the senior notes and the revolving loan facility include limitations with respect to the issuance of additional debt and redeemable preferred stock; the sale of assets; dividend payments and capital stock redemption; transactions with affiliates; investments; consolidations, mergers and transfers of assets and minimum interest and fixed charge coverage ratios.


At December 31, 1997, principal payments required on all long-term debt are as follows:

1998
$    3,137,000
1999
      4,274,000
2000
      5,153,000
2001
      8,486,000
2002
      6,438,000
2003 and thereafter
  129,798,000



$157,286,000


5.  INCOME TAXES

The income tax provision (benefit) was comprised of the following at December 31:


       1997
      1996
         1995
Current:



  Federal
$     887,000
$   981,000
  $       35,000
  State
       628,000
     400,000
         200,000

    1,515,000
  1,381,000
         235,000
Deferred:



  Federal
     (672,000)
  1,199,000
     (8,552,000)
  State
     (188,000)
     520,000
     (1,509,000)

     (860,000)
  1,719,000
   (10,061,000)





$    655,000
$3,100,000
  $ (9,826,000)


The components of deferred income tax assets and liabilities at December 31, are as follows:


        1997
        1996
Deferred tax assets:


  Accounts receivable and other reserves
  $    408,000
  $    503,000
  Accrued vacation benefits
        508,000
        427,000
  Other accruals
        168,000
             -
  Deferred gain on sale of real estate
     1,710,000
        853,000
  Postretirement benefits
        650,000
        602,000
  Capital leases
        464,000
        463,000
  Property and equipment depreciation
        549,000
        671,000
  Alternative minimum tax credit carryforward
          21,000
              -
  Net operating loss carryforwards
   10,459,000
   12,348,000

   14,937,000
   15,867,000
Deferred tax liabilities:


  Amortization of franchise rights
     5,896,000
     5,966,000



Net deferred income tax assets
  $ 9,041,000
  $ 9,901,000

The Company has net operating loss carryforwards for income tax purposes of approximately $27 million. The net operating loss carryforwards expire in varying amounts beginning in 2003 through 2010. Due to change in ownership the Company is limited, for Federal tax purposes, to a $4,354,000 utilization of net operating losses annually. Realization of the deferred income tax assets relating to these net operating losses is dependent on generating sufficient taxable income prior to the expiration of the loss carryforwards. Based upon results of operations, management believes it is more likely than not that the Company will generate sufficient future taxable income to fully realize the benefit of the net operating loss carryforwards and existing temporary differences, although there can be no assurance of this. Accordingly, during 1995, the previously provided valuation allowance was eliminated and the net deferred tax assets were recognized as a deferred income tax benefit.

A reconciliation of the statutory federal income tax rate to the effective tax rates for the years ended December 31, is as follows:


1997

1996
Statutory federal income tax rate
$ 957,000          34.0%

$2,136,000          34.0%
State income taxes, net of federal benefit
   266,000            9.5%

     607,000            9.7%
Nondeductible expenses
   197,000            7.0%

     197,000            3.1%
Tax appeals settlement
  (806,000)       (28.7)%

            -                     -
Miscellaneous
     41,000           1.4 %

     160,000            2.5%

$  655,000         23.2%

$3,100,000          49.3%

Included in refundable income taxes at December 31, 1997 is $983,000 of interest income associated with a Federal tax appeals claim settlement.


6.  STOCKHOLDERS' EQUITY (DEFICIT)

The Company

The Company has 1,000 shares of common stock authorized of which 10 shares are issued and outstanding. Dividends on the Company's common stock are restricted to amounts permitted by various loan agreements.

Holdings

The sole activity of Holdings is the ownership of 100% of the stock of Carrols Corporation. In February 1997, a 1 for 3.701 reverse stock split was effected to reduce the outstanding shares of common stock of Holdings to 850,000 shares. As a result of a recapitalization in February 1997, the capital structure of Holdings was as follows at December 31, 1997:


       Class A, preferred stock 10% cumulative redeemable,

         par value $.01, authorized, issued

         and outstanding 3,633 and 7,250 shares

         respectively, at liquidation preference and

         redemption price
     $3,633,000
       Voting common stock, par value $.01, authorized

         3,000,000 and 6,000,000 shares, respectively,

         issued and outstanding 1,144,144 and 850,000

         shares, respectively
            11,000


The Class A preferred stock is subject to two remaining equal mandatory redemptions, scheduled for December 23, 1998 and 1999. In addition, subject to the redemption restrictions of various loan agreements, all preferred stock may be redeemed at the option of Holdings, at a price of $1,000 per share, plus accrued dividends. In the event that the scheduled redemptions are not made timely, the annual dividend rate on the amount of Class A Preferred Stock not redeemed is automatically increased to 14%.

Holders of the Preferred Stock are entitled to cumulative dividends payable quarterly at the rate of 10% per annum. In the event that Holdings fails to pay four consecutive quarterly dividends on the Class A preferred stock, the subsequent dividend rate increases to 11.5%; if eight consecutive quarterly dividends are missed, the rate increases to 13% per annum until such dividends are paid.

Warrants outstanding at December 31, 1996 to purchase 131,886 shares of Holdings Common Stock at exercise prices of $3.59 to $3.70 per share were owned by an independent third party. To facilitate the sale and purchase of the warrants, Holdings loaned $2,500,000 to the purchaser of the warrants which loan was secured by a collateral pledge of the shares of the purchaser and of the warrants. The receivable was reclassified to increase stockholders' deficit as of December 31, 1996. In 1997, Holdings exercised its option to purchase the warrants at an aggregate price of $2,510,000 from the third party in exchange for payment on the related loan.


Change of Control Transactions

On April 3, 1996, Holdings, Carrols Corporation and certain selling shareholders of Holdings sold approximately 97 percent of the issued common stock and common stock equivalents (the Class B Convertible Preferred stock, warrants to buy common stock and options to buy common stock) exclusive of the warrants referred to above to Atlantic Restaurants, Inc. ("Atlantic"). This change in control resulted in the Company incurring a one-time charge of $509,000 in fiscal 1996.

On March 27, 1997, Holdings and Atlantic, its then sole stockholder, entered into an agreement whereby they agreed to sell 283,334 shares of common stock of Holdings to Madison Dearborn Capital Partners ("Madison Dearborn"), an independent third party, resulting in approximately $30.4 million of new equity for the Company. Atlantic also sold 283,333 of its shares of Holdings to Madison Dearborn resulting in both Atlantic and Madison Dearborn having an equal interest in the Company.

Both transactions constituted a "change of control" under the Indenture governing the Senior Notes Due 2003 ("Notes"). Accordingly, each holder of the Notes had the right to require the Company to repurchase all or any part of such holder's Notes at a repurchase price in cash equal to 101% of the principal amount of the Notes being repurchased plus accrued and unpaid interest in both 1996 and in 1997. Such redemptions totaled $25,000 in 1997 and $838,000 in 1996.


Stock Options

Holdings adopted an Employee Stock Option and Award Plan on December 14, 1993 ("The 1993 Plan"). Effective April 1, 1994, Holdings also adopted a Stock Option Plan for non-employee directors ("Directors Plan"). The Plans allowed for the granting of non-qualified stock options, stock appreciation rights and incentive stock options to directors, officers and certain other Company employees. The Company was authorized to grant options for up to 229,700 shares, 27,000 shares for non-employee directors and 202,700 shares for employees. Options were generally exercisable over 5 years with 25,600 options exerciseable as of December 31, 1995. As of December 31, 1995, non-employee directors were granted options totaling 4,900 shares. Under the Directors Plan, no options were exercised or canceled during 1995. During 1996, 57,000 options (36,600 at $14.80 and 20,400 at $22.65) were canceled by the sale of such options in conjunction with the sale to Atlantic and the plans were canceled. The remaining 32,426 options were subject to a deferred purchase agreement whereby the sale and cancellation occurred in January, 1997.

A summary of all option activity in the 1993 Plan and the Directors Plan for the years ended December 31, 1997, 1996 and 1995 is as follows:


Options at
Options at

$14.80
$22.65



Balance at December 31, 1994
      69,441
          -
  Granted
           -
      26,777
  Exercised
          (162)
          -
  Canceled
       (3,350)
          (621)
Balance at December 31, 1995
      65,929
      26,156
  Exercised
          (810)
          -
  Canceled
     (38,098)
     (20,751)
Balance at December 31, 1996
      27,021
        5,405
  Canceled
     (27,021)
       (5,405)
Balance at December 31, 1997
         -
          -




Holdings adopted a stock option plan in 1996 entitled the 1996 Long-Term Incentive Plan ("1996 Plan") and authorized a total of 106,250 shares to be granted at prices ranging from $101.77 to $140.00 per share. Options under this plan generally vest over a four year period There were no outstanding options in fiscal 1996 under this plan. In 1997, options were granted at prices ranging from $101.77 to $110.00 per share.

A summary of all option activity in the 1996 Plan for the year ended December 31, 1997 was as follows:


Options at
Options at

$101.77
$110.00
Balance at December 31, 1996
            -
             -
   Granted
        72,250
         14,460
   Canceled
            -
             (570)
Balance at December 31, 1997
        72,250
          13,890



Exercisable at December 31, 1997
        34,850
              -

In addition, in conjunction with the 1997 sale of Holdings common stock to Madison Dearborn, additional options not part of the 1996 Plan for 32,427 shares at a price of $101.77 were granted with vesting over a five year period. None of these options were exercisable at December 31, 1997.

Had compensation cost been determined based upon the fair value of the stock options at grant date consistent with the method of SFAS 123, the Company's pro-forma net income for the year ended December 31, 1997 would have been $1,527,000 as compared with $2,158,000, as reported.

The fair value of each option grant was estimated using the minimum value option pricing model with the following weighted-average assumptions for the year ended December 31, 1997:

Risk-free interest rate
6.53%
Annual dividend yield
      0%
Expected life
5 years


7.  LITIGATION

The Company is a party to various legal proceedings arising from the normal course of business. Management believes adverse decisions relating to litigation and contingencies in the aggregate would not materially effect the Company's results of operations or financial condition.

8.  EMPLOYEE SAVINGS PLAN

The Company offers a savings plan for salaried employees. Under the plan, participating employees may contribute up to 10% of their salary annually. The Company's contributions, which begin to vest after three years and fully vest after seven years of service, are equal to 50% of the employee's contributions to a maximum Company contribution of $530 annually. The employees have various investment options available under a trust established by the plan. The plan expense was $208,000, $164,000 and $125,000 for the years ended December 31, 1997, 1996 and 1995, respectively.


9.  POSTRETIREMENT BENEFITS

While the Company reserves the right to change its policy, the Company provides postretirement medical and life insurance benefits covering substantially all salaried employees.
The following is the plan status and accumulated postretirement benefit obligation (APBO) at December 31:


          1997
         1996
Accumulated benefit obligation:


   Retirees
 $       519,000
 $      518,000
   Fully eligible active participants
            28,000
           26,000
   Other active plan participants not fully eligible
          814,000
         697,000



       Total APBO
       1,361,000
      1,241,000
   Unrecognized prior service cost
          286,000
         315,000
   Unrecognized net  actuarial losses
           (20,000)
          (34,000)



Accrued postretirement benefit obligation
 $    1,627,000
 $   1,522,000




Net periodic postretirement benefit cost for 1997, 1996 and 1995 included the following components:


1997
1996
1995




     Service cost - benefits earned during the year
 $   69,000
 $   64,000
 $  47,000
     Interest cost on accumulated benefit obligation
      85,000
      77,000
     76,000
     Net amortization of actuarial



       gains and losses and prior service costs
     (25,000)
     (25,000)
    (29,000)

 $ 129,000
 $ 116,000
 $  94,000





A 6.50% annual rate of increase in the per capita costs of covered health care benefits was assumed for 1997, gradually decreasing to 5.5% by the year 2001. Increasing the assumed health care cost trend rates by one percentage point in each future year would increase the accumulated postretirement benefit obligation as of December 31, 1997 by $137,000 and increase the sum of the service cost and interest cost components by $26,000 in 1997.

For 1997, 1996 and 1995, a discount rate of 7% was used to determine the accumulated postretirement benefit obligation. Actual benefit costs paid on behalf of retirees in 1997, 1996 and 1995 was $24,000 in each year.

10. ACQUISITIONS

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

The following unaudited proforma results of operations assume these acquisitions occurred as of the beginning of the respective periods:
(Unaudited)
                                                                Year  Ended
December 31,

1997
1996
Revenues
$ 341,889,000
$ 329,927,000



Operating Income
 $  21,129,000
 $  28,652,000



Net income
$     2,829,000
$     5,603,000

The unaudited results of operations are not necessarily indicative of the actual operating results that would have occurred had the acquisitions been consummated on January 1 of each fiscal year, or of future operating results of the combined companies.

During the year ended December 31, 1997, the Company acquired a total of 93 restaurants. Assets acquired and liabilities assumed in these transactions were as follows:

Inventory
$      604,000
Land
     1,025,000
Buildings and improvements
     1,532,000
Equipment
   10,221,000
Franchise rights
   65,496,000
Accrued payroll, related taxes and benefits
       (393,000)



$ 78,485,000


CARROLS CORPORATION AND SUBSIDIARIES
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
___________



Col. A
Col. B
Col. C
Col. D
Col E


Additions



Balance at
Charged to

Balance at

Beginning
Costs and

End
Description
of Period
Expenses
Deductions
of Period





Year ended December 31, 1997:









 Reserve for doubtful trade accounts
  receivable

         310,000

               -

        (180,000)(b)

           130,000





 Other reserves (a)
         753,000
        133,000
              -
           886,000










Year ended December 31, 1996:









 Reserve for doubtful trade accounts
  receivable

         419,000

          16,000

        (125,000)(b)

            310,000





 Other reserves (a)
         788,000

          (35,000)(b)
            753,000










Year ended December 31, 1995:









 Reserve for doubtful trade accounts
  receivable

         424,000

           12,000

          (17,000)(b)

           419,000





 Other reserves (a)
         542,000
         388,000
        (142,000)(b)
           788,000








(a) Included principally in other assets
(b) Represents write-offs of accounts.



??










13


13




47

F-46

54