Form 10-Q
period 1998-03-31
CARROLS CORP
filed 1998-05-14
CIK 17927

FORM 10-Q


                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

[X] Quarterly report pursuant to section 13 or 15 (d) of the Securities Exchange Act of 1934

     For the quarterly period ended MARCH 31, 1998
                              or

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


             Yes   X                    No


Common stock, par value $1.00, outstanding at May 14, 1998

                             10 SHARES


                                 1 of 13

                        PART 1 - FINANCIAL INFORMATION

                     CARROLS CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                     MARCH 31, 1998 AND DECEMBER 31, 1997




                           ASSETS                                            March 31,                     December 31,
                                                                               1998                           1997
Current assets:
  Cash and cash equivalents                                                   $  2,189,000                 $  2,252,000
  Trade and other receivables                                                      496,000
                       748,000
  Inventories                                                                    3,055,000
                       3,355,000
  Prepaid real estate taxes                                                      1,179,000
                       939,000
  Prepaid expenses and other current assets                                      1,319,000
                       1,388,000
  Refundable income taxes                                                         -
                                                                                                              2,141,000
  Deferred income taxes                                                          2,605,000
                                                                                                              2,605,000
        Total current assets                                                    10,843,000
                       13,428,000
Property and equipment, at cost:
  Land                                                                           6,564,000
                       7,280,000
  Buildings and improvements                                                    12,844,000
                       12,487,000
  Leasehold improvements                                                        45,407,000
                       43,146,000
  Equipment                                                                     64,280,000
                       61,331,000
  Capital leases                                                                14,548,000
                                                                                                             14,548,000
                                                                               143,643,000
                       138,792,000
  Less accumulated depreciation
    and amortization                                                         ( 70,569,000)
                       (67,908,000)
      Net property and equipment                                                73,074,000
                       70,884,000
Franchise rights, at cost (less accumulated      amortization
of $26,503,000 at March 31,       1998 and $25,047,000 at
December 31, 1997)                                                             108,138,000
                       108,938,000
Intangible assets, at cost less accumulated      amortization
of $9,048,000 and $8,900,000 at
  March 31, 1998 and December 31, 1997,
  respectively                                                                   7,715,000
                       7,864,000
Other assets                                                                    7,641,000                   7,778,000
Deferred income taxes                                                           6,436,000
                                                                                                              6,436,000
                                                                            $213,847,000
                       $215,328,000






The accompanying notes are an integral part of these financial statements.

                     CARROLS CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (CONT'D)
                     MARCH 31, 1998 AND DECEMBER 31, 1997






LIABILITIES AND STOCKHOLDERS' EQUITY                                               March 31,                 December 31,
                                                                                   1998                           1997
Current liabilities:
  Accounts payable                                                              $ 14,190,000                 $ 11,950,000
  Accrued interest                                                                 1,761,000                    4,770,000
  Accrued payroll, related taxes and benefits                                      6,345,000                    6,299,000
  Accrued income taxes                                                               169,000                            -
  Other liabilities                                                                4,242,000                    5,104,000
  Current portion of long-term debt                                                3,375,000                    3,137,000
  Current portion of capital lease obligations                                       422,000                      441,000
        Total current liabilities                                                 30,504,000                   31,701,000
Long-term debt, net of current portion                                           154,094,000                  154,649,000
Capital lease obligations, net of current        portion
                                                                                   1,951,000                    2,060,000
Deferred income - sale/leaseback of
  real estate                                                                      4,493,000                    4,555,000
Accrued postretirement benefits                                                    1,672,000                    1,627,000
Other liabilities                                                                3,382,000                    3,289,000
        Total liabilities                                                        196,096,000                  197,881,000
Stockholders' equity:
  Common stock, par value $1; authorized
    1,000 shares, issued and outstanding -
    10 shares                                                                             10                           10
  Additional paid-in capital
          28,362,990
                                                                                  28,271,990
  Accumulated deficit                                                                                          (
          (10,916,000)
                                                                                 10,521,000)
    Total stockholders' equity
                                                                                  17,751,000                  17,447,000
                                                                                                               $213,847,000
          $215,328,000








The accompanying notes are an integral part of these financial statements.

                     CARROLS CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                  THREE MONTHS ENDED MARCH 31, 1998 AND 1997








                                                                                    1998                        1997
                                                                                  (13 weeks)                   (13 weeks)
Restaurant sales                                                               $  87,451,000                  $58,305,000
Costs and expenses:
  Cost of sales                                                                   25,391,000                   16,506,000
  Restaurant wages and related expenses                                           26,756,000                   18,540,000
  Advertising expense                                                              4,005,000                    2,731,000
  Other restaurant operating expenses                                             18,291,000                   12,514,000
  Administrative expenses                                                          3,749,000                    2,665,000
  Depreciation and amortization                                                    4,203,000                    2,902,000
    Total operating expenses                                                     82,395,000                  55,858,000
Operating income                                                                   5,056,000                  2,447,000
  Interest expense                                                                 4,334,000                    3,556,000
    Income (loss) before income taxes                                              722,000                    (1,109,000)
(Provision) benefit for income taxes                                               (327,000)                      369,000
    Net income (loss)                                                         $    395,000                   $  (740,000)




















The accompanying notes are an integral part of these financial statements.

                     CARROLS CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                  THREE MONTHS ENDED MARCH 31, 1998 AND 1997





                                                                              1998                       1997
                                                                          (13 weeks)                  (13 weeks)
Cash flows from operating activities:
  Net income (loss)                                             $    395,000                                              $
                                                                                              (740,000)
  Adjustments to reconcile net income (loss)
    to cash provided by (used for) operating
activities:
      Depreciation and amortization                                4,203,000                     2,902,000
      Deferred income taxes                                            -                          (494,000)
      Gain on sale of property and equipment                        (187,000)                     (234,000)
      Change in assets and liabilities                             1,115,000                    (6,334,000)
      Cash provided by (used for) operating
activities                                                         5,526,000                    (4,900,000)
Cash flows from investing activities:
  Capital expenditures:
    New restaurant development                                    (2,642,000)                   (1,042,000)
    Remodels and other capital expenditures                       (3,656,000)                   (1,022,000)
    Acquisitions of restaurants                                     (614,000)                  (24,816,000)
  Proceeds from sales of property and equipment                      157,000                     1,082,000
      Net cash used for investing activities                      (6,755,000)                  (25,798,000)
Cash flows from financing activities:
      Proceeds from long-term debt                                   400,000                   16,532,000
      Principal payments on long-term debt                          (717,000)                      (2,000)
      Principal payments on capital leases                          (128,000)                    (153,000)
      Proceeds from issuing stock                                      -                       22,128,000
      Proceeds from sale-leaseback transactions                    1,702,000                        -
      Dividends paid                                                 (91,000)                       -
      Net cash provided by financing activities                    1,166,000                   38,505,000
Increase (decrease) in cash and cash
equivalents                                                          (63,000)                   7,807,000
Cash and cash equivalents,
      beginning of period                                          2,252,000                    1,314,000
Cash and cash equivalents,
      end of period                                              $ 2,189,000                  $ 9,121,000






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

     The results of operations for the three months ended March 31, 1998, are not necessarily indicative of the results to be expected for the full year.

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

     These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 1997 contained in the Company's 1997 Annual Report on Form 10-K. The December 31, 1997 balance sheet data is derived from these audited financial statements.

     Certain amounts for the prior year have been reclassified to conform to the current year presentation.

2.   INVENTORIES

     Inventories at March 31, 1998 and December 31, 1997, consisted of:

                                                  March 31,             December 31,
                                                   1998                    1997
   Raw materials (food and
     paper products)                     $1,916,000              $ 2,111,000
   Supplies                                1,139,000               1,244,000
                                         $3,055,000              $ 3,355,000

                        CARROLS CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  (continued)





3.   INCOME TAXES

     The income tax (provision) benefit for the three months ended March 31, 1998 and 1997 was comprised of the following:

                                                  1998                      1997
   Current                             $  (327,000)            $   (125,000)
   Deferred                                  -                       494,000
                                       $  (327,000)             $    369,000

     For 1998 and 1997 the difference between the expected tax provision resulting from application of the federal statutory income tax rate to pre-tax income and the reported income tax provision result principally from state taxes and non-deductible amortization of franchise rights.


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

     The following proforma results of operations for the three months ended March 31, 1997 assume these acquisitions occurred as of the beginning of the period:

Revenues                           $107,627,000
Operating income                   $  6,364,000
Net income                         $    549,000

     The preceding proforma financial information is not necessarily indicative of the operating results that would have occurred had either acquisition been consummated as of the beginning of the respective periods, nor are they necessarily indicative of future operating results.

                        CARROLS CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  (continued)




5.   HEDGE ACCOUNTING

     In the first quarter of 1998 the Company entered into hedge transactions in anticipation of a possible refinancing transaction of certain of its existing debt. The Company's accounting policy is to defer any gains or losses resulting from the hedge until the date of the anticipated transaction and amortize any gains or losses over the life of the future debt instrument.

     At March 31, 1998, the notional amount of the Company's hedge transactions
     was  $75,000,000.   Deferred gains on these transactions at March 31, 1998
     were approximately $300,000.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                     OF OPERATIONS AND FINANCIAL CONDITION
                           ________________________


RESULTS OF OPERATIONS

     The following table sets forth, for the three months ended March 31, 1998 and 1997, selected operating results as a percentage of restaurant sales:

                                                             1998                   1997
Restaurant sales                                      100.0%                 100.0%
Costs and expenses:
 Cost of sales                                         29.0                   28.3
 Restaurant wages and related expenses                 30.6                   31.8
 Other restaurant expenses including
  advertising                                          25.5                   26.1
 Administrative expenses                                4.3                    4.6
 Depreciation and amortization                          4.8                    5.0
Operating income                                        5.8%                   4.2%
EBITDA                                                 10.6%                   9.2%


     RESTAURANT SALES Restaurant sales for the three months ended March 31, 1998, increased 50.0% to $87.5 million from $58.3 million in the first quarter of 1997. The increase in sales was primarily the result of the growth in the number of Burger King restaurants operated by the Company which increased from 261 at the end of the first quarter of 1997 to 339 at the end of the first quarter of 1998. During the twelve months ended March 31, 1998, the Company opened 12 new restaurants, acquired 67 restaurants and closed one underperforming restaurant. Sales at the Company's 227 comparable restaurants (those units operating for the entirety of the compared periods) increased 7.2% for the first quarter of 1998.

     OPERATING COSTS AND EXPENSES Cost of sales (food and paper costs), as a percentage of sales, were 29.0% for the three months ended March 31, 1998 compared to 28.3% for the first quarter of 1997. The increase in 1998, in part, reflected higher food commodity costs associated with the introduction of a new french fry product in January 1998. In addition, the Company's food and paper cost relationships have been somewhat higher for its newly acquired units prior to these units becoming fully integrated into the Company's operating systems.

     Restaurant wages and related expenses decreased as a percentage of sales during the first quarter from 31.8% in 1997 to 30.6% in 1998 due to the reduction of restaurant labor hours and the effect of increased sales on fixed management labor, offset by the effect of an increase in the Federal minimum wage rate from $4.75 per hour to $5.15 per hour which took effect in September 1997.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                     OF OPERATIONS AND FINANCIAL CONDITION
                           ________________________



     Other restaurant operating expenses decreased from 21.5% of sales in the first quarter of 1997 to 20.9% in the first quarter of 1998, due in part to reduced utility costs associated with a milder winter in the Company's operating areas, as well as the effect of higher sales on the fixed components of the Company's costs.

     Administrative expenses increased approximately $1.1 million, however as a percentage of sales, decreased from 4.6% in the first quarter of 1997 to 4.3% in the first quarter of 1998. The increase in dollars reflects the addition of field supervision and corporate support as a result of the 1997 addition of over 100 restaurants and to support the Company's plans for continued expansion.

     Earnings before interest, taxes, depreciation and amortization ("EBITDA") increased from $5.3 million in the first quarter of 1997 to $9.3 million in the first quarter of 1998. As a percentage of sales, EBITDA increased from 9.2% in the first quarter of 1997 to 10.6% in the first quarter of 1998 as a result of the factors discussed above.

     Depreciation and amortization increased $1.3 million in the first quarter of 1998 due primarily to the increase in goodwill and purchased intangibles resulting from the purchase method of accounting for restaurants acquired in 1997.

     Interest expense was $4.3 million in the first quarter of 1998 compared to $3.6 million in the first quarter of 1997. The increase in 1998 was the result of higher average debt balances due to funding the acquisition and construction of additional restaurants in 1997.

     The provision for income taxes of $327,000 in the first quarter of 1998 is based on an estimated effective income tax rate for 1998 of 45%. This rate is higher than the Federal statutory tax rate due to state franchise taxes and non-deductible amortization of intangible assets.


LIQUIDITY AND CAPITAL RESOURCES

     The Company does not have significant receivables or inventory and receives trade credit based upon negotiated terms in purchasing food products and other supplies. The Company is able to operate with a substantial working capital deficit because (i) restaurant operations are conducted on a cash basis
(ii) rapid turnover allows a limited investment in inventories, and (iii) cash from sales is usually received before related accounts for food, supplies and payroll become due. The Company's cash requirements arise primarily from the need to finance the opening and equipping of new restaurants, for ongoing capital reinvestment in its existing restaurants, for the acquisition of existing Burger King restaurants, and for debt service.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                     OF OPERATIONS AND FINANCIAL CONDITION
                           ________________________



     The  Company's  operations  in  the  first   quarter   of  1998  generated
approximately $5.5 million in cash, compared with a use of cash of $4.9 million for the first quarter of 1997.

     Capital expenditures represent a major investment of cash for the Company, and totaled $6.9 million in the first quarter of 1998 and $26.9 million in the first quarter of 1997. 1997 capital expenditures included $24.8 million for the acquisition of 29 restaurants.

     The sale and leaseback of two restaurant properties in March 1998 generated $1.7 million, the proceeds of which were used to reduce amounts which had be borrowed under the Company's credit agreement.

   At March 31, 1998, the Company had $21.1 million available under its Revolving Loan facility after reserving $1.0 million for a letter of credit guaranteed by the facility, and $64.3 million available under its Advance Loan Facility. While interest is accrued monthly, payments of approximately $6.2 million for interest on the Company's 11.50% Senior Notes are made each February 15th and August 15th thus creating semi-annual cash needs. The Company believes that its operations and capital resources will provide sufficient cash availability to cover its working capital, capital expenditures, planned development and debt service requirements for the foreseeable future.

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

                                            CARROLS CORPORATION
                                            968 James Street
                                            Syracuse, New York 13203
                                            (Registrant)


May 11, 1998                                /s/                     __
Date                                        (Signature)
                                            Alan Vituli
                                            Chairman and Chief Executive
                                            Officer




May 11, 1998                                /s/
Date                                        (Signature)
                                            Paul R. Flanders
                                            Vice President - Finance