Form 10-Q
period 1998-06-30
CARROLS CORP
filed 1998-07-29
CIK 17927

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q

/x/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                         COMMISSION FILE NUMBER 1-6553

                              CARROLS CORPORATION

             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                        DELAWARE                                                 16-0958146
            -------------------------------                                  ------------------
            (STATE OR OTHER JURISDICTION OF                                   (I.R.S. EMPLOYER
             INCORPORATION OR ORGANIZATION)                                IDENTIFICATION NUMBER)

                    968 JAMES STREET
                   SYRACUSE, NEW YORK                                              13203
      -------------------------------------------                             ---------------
        (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                                 (ZIP CODE)

                            ------------------------

                                 (315) 424-0513

               REGISTRANT'S TELEPHONE NUMBER INCLUDING AREA CODE

                            ------------------------

     INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY
SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST
90 DAYS.  YES /X/     NO / /

          Common stock, par value $1.00, outstanding at July 27, 1998

                                   10 SHARES

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                         PART 1.  FINANCIAL INFORMATION
                      CARROLS CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                      JUNE 30, 1998 AND DECEMBER 31, 1997



                                                                                        JUNE 30,      DECEMBER 31,
                                                                                          1998            1997
                                                                                      ------------    ------------
                                                                                      (UNAUDITED)
                                      ASSETS
Current assets:
  Cash and cash equivalents........................................................   $  3,961,000    $  2,252,000
  Trade and other receivables......................................................      1,403,000         748,000
  Inventories......................................................................      3,152,000       3,355,000
  Prepaid real estate taxes........................................................        813,000         939,000
  Prepaid expenses and other current assets........................................      1,148,000       1,388,000
  Refundable income taxes..........................................................                      2,141,000
  Deferred income taxes............................................................      2,571,000       2,605,000
                                                                                      ------------    ------------
    Total current assets...........................................................     13,048,000      13,428,000
Property and equipment, at cost:
    Land...........................................................................      6,485,000       7,280,000
    Buildings and improvements.....................................................     12,361,000      12,487,000
    Leasehold improvements.........................................................     48,003,000      43,146,000
    Equipment......................................................................     66,862,000      61,331,000
    Capital leases.................................................................     14,548,000      14,548,000
                                                                                      ------------    ------------
                                                                                       148,259,000     138,792,000
    Less accumulated depreciation and amortization.................................    (73,414,000)    (67,908,000)
                                                                                      ------------    ------------
    Net property and equipment.....................................................     74,845,000      70,884,000
Franchise rights, at cost less accumulated amortization of $27,572,000 at June 30,
  1998 and $25,047,000 at December 31, 1997, respectively..........................    107,177,000     108,938,000
Intangible assets, at cost less accumulated amortization of $8,929,000 and
  $8,900,000 at June 30, 1998 and December 31, 1997, respectively..................      7,554,000       7,864,000
Other assets.......................................................................      7,560,000       7,778,000
Deferred income taxes..............................................................      6,395,000       6,436,000
                                                                                      ------------    ------------
                                                                                      $216,579,000    $215,328,000
                                                                                      ------------    ------------
                                                                                      ------------    ------------
                       LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
  Accounts payable.................................................................   $ 13,867,000    $ 11,950,000
  Accrued interest.................................................................      4,878,000       4,770,000
  Accrued payroll, related taxes and benefits......................................      6,877,000       6,299,000
  Accrued income taxes.............................................................      1,529,000              --
  Other liabilities................................................................      5,415,000       5,104,000
  Current portion of long-term debt................................................      3,613,000       3,137,000
  Current portion of capital lease obligations.....................................        352,000         441,000
                                                                                      ------------    ------------
    Total current liabilities......................................................     36,531,000      31,701,000
Long-term debt, net of current portion.............................................    150,241,000     154,649,000
Capital lease obligations, net of current portion..................................      1,899,000       2,060,000
Deferred income--sale/leaseback of real estate.....................................      4,402,000       4,555,000
Accrued postretirement benefits....................................................      1,720,000       1,627,000
Other liabilities..................................................................      4,161,000       3,289,000
                                                                                      ------------    ------------
    Total liabilities..............................................................    198,954,000     197,881,000
Stockholder's equity:
  Common stock, par value $1; authorized 1,000 shares, issued and outstanding-- 10
    shares.........................................................................             10              10
  Additional paid-in capital.......................................................     24,483,990      28,362,990
  Accumulated deficit..............................................................     (6,859,000)    (10,916,000)
                                                                                      ------------    ------------
    Total stockholder's equity.....................................................     17,625,000      17,447,000
                                                                                      ------------    ------------
                                                                                      $216,579,000    $215,328,000
                                                                                      ------------    ------------
                                                                                      ------------    ------------

   The accompanying notes are an integral part of these financial statements.

                      CARROLS CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                   THREE MONTHS ENDED JUNE 30, 1998 AND 1997

                                                                                         1998           1997
                                                                                     ------------    -----------
                                                                                      (14 WEEKS)     (13 WEEKS)
                                                                                             (UNAUDITED)
Restaurant sales..................................................................   $105,807,000    $72,237,000
Costs and expenses:
  Cost of sales...................................................................     30,234,000     20,796,000
  Restaurant wages and related expenses...........................................     29,999,000     21,901,000
  Advertising expense.............................................................      4,866,000      3,060,000
  Other restaurant operating expenses.............................................     20,412,000     14,366,000
  Administrative expenses.........................................................      4,318,000      2,990,000
  Depreciation and amortization...................................................      4,757,000      3,934,000
                                                                                     ------------    -----------
     Total operating expenses.....................................................     94,586,000     67,047,000
                                                                                     ------------    -----------
Operating income..................................................................     11,221,000      5,190,000
  Interest expense................................................................      4,563,000      3,525,000
                                                                                     ------------    -----------
     Income before income taxes...................................................      6,658,000      1,665,000
Provision for income taxes........................................................      2,996,000        741,000
                                                                                     ------------    -----------
     Net income...................................................................   $  3,662,000    $   924,000
                                                                                     ------------    -----------
                                                                                     ------------    -----------

   The accompanying notes are an integral part of these financial statements.

                      CARROLS CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    SIX MONTHS ENDED JUNE 30, 1998 AND 1997

                                                                                        1998            1997
                                                                                    ------------    ------------
                                                                                     (27 WEEKS)      (26 WEEKS)
                                                                                            (UNAUDITED)
Restaurant sales.................................................................   $193,258,000    $130,542,000
Costs and expenses:
  Cost of sales..................................................................     55,625,000      37,302,000
  Restaurant wages and related expenses..........................................     56,755,000      40,605,000
  Advertising expense............................................................      8,871,000       5,791,000
  Other restaurant operating expenses............................................     38,703,000      26,716,000
  Administrative expenses........................................................      8,067,000       5,655,000
  Depreciation and amortization..................................................      8,960,000       6,836,000
                                                                                    ------------    ------------
     Total operating expenses....................................................    176,981,000     122,905,000
                                                                                    ------------    ------------
Operating income.................................................................     16,277,000       7,637,000
Interest expense.................................................................      8,897,000       7,081,000
                                                                                    ------------    ------------
Income before income taxes.......................................................      7,380,000         556,000
Provision for income taxes.......................................................      3,323,000         372,000
                                                                                    ------------    ------------
Net income.......................................................................   $  4,057,000    $    184,000
                                                                                    ------------    ------------
                                                                                    ------------    ------------

   The accompanying notes are an integral part of these financial statements.

                      CARROLS CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                    SIX MONTHS ENDED JUNE 30, 1998 AND 1997

                                                                                         1998            1997
                                                                                     ------------    ------------
                                                                                      (27 WEEKS)      (26 WEEKS)
                                                                                             (UNAUDITED)
Cash flows from operating activities:
  Net income......................................................................   $  4,057,000    $    184,000
  Adjustments to reconcile net income to cash provided by operating activities:
     Depreciation and amortization................................................      8,960,000       6,836,000
     Deferred income taxes........................................................         77,000         122,000
     Gain on sale of property and equipment.......................................       (119,000)       (244,000)
  Change in operating assets and liabilities......................................      7,102,000      (4,019,000)
                                                                                     ------------    ------------
     Cash provided by operating activities........................................     20,077,000       2,879,000
                                                                                     ------------    ------------
Cash flows from investing activities:
  Capital expenditures:
     New restaurant development...................................................     (3,637,000)     (3,288,000)
     Remodels and other capital expenditures......................................     (8,167,000)     (2,171,000)
     Acquisitions of restaurants..................................................       (620,000)    (25,365,000)
  Proceeds from sales of property and equipment...................................        422,000       1,092,000
  Other...........................................................................         (6,000)          5,000
                                                                                     ------------    ------------
       Net cash used for investing activities.....................................    (12,008,000)    (29,727,000)
                                                                                     ------------    ------------
Cash flows from financing activities:
  Proceeds from long-term debt....................................................             --      12,700,000
  Principal payments on long-term debt............................................     (3,934,000)     (9,673,000)
  Principal payments on capital leases............................................       (250,000)       (305,000)
  Capital contribution............................................................             --      30,442,000
  Proceeds from sale-leaseback transactions.......................................      1,702,000              --
  Dividends paid..................................................................     (3,878,000)     (2,213,000)
  Financing costs associated with long-term debt..................................             --      (2,097,000)
                                                                                     ------------    ------------
  Net cash provided by (used for) financing Activities............................     (6,360,000)     28,854,000
                                                                                     ------------    ------------
Increase in cash and cash equivalents.............................................      1,709,000       2,006,000
Cash and cash equivalents, beginning of period....................................      2,252,000       1,314,000
                                                                                     ------------    ------------
Cash and cash equivalents, end of period..........................................   $  3,961,000    $  3,320,000
                                                                                     ------------    ------------
                                                                                     ------------    ------------

   The accompanying notes are an integral part of these financial statements.

                      CARROLS CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

1. STATEMENT OF MANAGEMENT

     The accompanying unaudited consolidated financial statements have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission and do not include all of the information and the footnotes required by generally accepted accounting principles for complete statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of such financial statements have been included.

     The Company uses a 52-53 week fiscal year ending on the Sunday closest to December 31. Fiscal 1998 will contain 53 weeks and the company has historically included the extra week in its second fiscal quarter. Accordingly, the three and six months results of operations and cash flows ending June 30, 1998 include 14 weeks and 27 weeks, respectively.

     The results of operations for the three and six months ended June 30, 1998, are not necessarily indicative of the results to be expected for the full year.

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

2. INVENTORIES

     Inventories at June 30, 1998 and December 31, 1997, consisted of:

                                                                               JUNE 30,     DECEMBER 31,
                                                                                 1998           1997
                                                                              ----------    ------------
Raw materials (food and paper products)....................................   $2,068,000     $2,111,000
Supplies...................................................................    1,084,000      1,244,000
                                                                              ----------    ------------
                                                                              $3,152,000     $3,355,000
                                                                              ----------    ------------
                                                                              ----------    ------------

3. INCOME TAXES

     The income tax provision for the six months ended June 30, 1998 and 1997 was comprised of the following:

                                                                                    1998         1997
                                                                                 ----------    --------
Current.......................................................................   $3,248,000    $250,000
Deferred......................................................................       75,000     122,000
                                                                                 ----------    --------
                                                                                 $3,323,000    $372,000
                                                                                 ----------    --------
                                                                                 ----------    --------

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

                      CARROLS CORPORATION AND SUBSIDIARIES
       NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS--(CONTINUED)

4. ACQUISITIONS--(CONTINUED)
     On August 20, 1997, the Company purchased certain assets and franchise rights of sixty-three Burger King restaurants, primarily in Western New York State, Indiana and Kentucky for a cash price of approximately $52 million.

     The following proforma results of operations for the periods presented below assume this acquisition occurred as of the beginning of the period:

                                                                                        SIX MONTHS ENDED
                                                                                          JUNE 30,1997
                                                                                        ----------------
Revenues.............................................................................     $168,085,000
Operating income.....................................................................     $ 10,485,000
Net income...........................................................................     $    629,000

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

     At June 30, 1998, the notional amount of the Company's hedge transactions was $75,000,000. Deferred losses on these transactions at June 30, 1998 were approximately $945,000.

6. SUBSEQUENT EVENT--ACQUISITION OF POLLO TROPICAL, INC.

     Pursuant to an Agreement and Plan of Merger, dated June 3, 1998, the Company commenced a tender offer to purchase all the outstanding shares of common stock of Pollo Tropical, Inc. ('Pollo Tropical') for a price of $11.00 per share in cash (the 'Tender Offer'). The Company consummated the Tender Offer on July 9, 1998 and completed the merger of Pollo Tropical into the Company on July 20, 1998 (the 'Merger'). The aggregate cash consideration paid pursuant to the Tender Offer and the Merger was $97.0 million including transaction fees and expenses. To finance the Pollo Tropical Acquisition, the Company borrowed approximately $97.0 million under its existing senior credit facility. This borrowing required the Company to amend its existing Senior Credit Facility in July 1998 to modify, among other things, certain financial covenants with respect to debt to cash flow ratios.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                     OF OPERATIONS AND FINANCIAL CONDITION

OVERVIEW

     The Company is the largest Burger King franchisee in the world and has operated Burger King restaurants since 1976. As of June 30, 1998, the Company operated 340 Burger King restaurants located in 13 Northeastern, Midwestern and Southeastern states. Over the last five years, the Company has selectively expanded its operations through the acquisition and construction of additional Burger King restaurants while also enhancing the quality of operations, the competitive position and financial performance of its existing restaurants. As a result of its growth strategy, the Company has increased the total number of restaurants it operates by over 70% from 1993 to 1997, and over 40% in 1997 alone. In July 1998, the Company completed its acquisition of Pollo Tropical for a cash purchase price of approximately $97.0 million. Pollo Tropical is a regional quick-service restaurant chain featuring grilled marinated chicken and authentic 'made from scratch' side dishes. See note six to the Consolidated Financial Statements.

RESULTS OF OPERATIONS

     The following table sets forth, for the six months ended June 30, 1998 and 1997, selected operating results as a percentage of restaurant sales:


                                                                                          1998     1997
                                                                                          -----    -----
Restaurant sales.......................................................................   100.0%   100.0%
Costs and expenses:
  Cost of sales........................................................................    28.8     28.6
  Restaurant wages and related expenses................................................    29.4     31.1
  Other restaurant expenses including advertising......................................    24.6     24.9
  Administrative expenses..............................................................     4.2      4.3
  Depreciation and amortization........................................................     4.6      5.2
                                                                                          -----    -----
Operating income.......................................................................     8.4%     5.9%
                                                                                          -----    -----
                                                                                          -----    -----
EBITDA.................................................................................    13.1%    11.1%
                                                                                          -----    -----
                                                                                          -----    -----


SIX MONTHS ENDED JUNE 30, 1998 COMPARED TO SIX MONTHS ENDED JUNE 30, 1997


     Fiscal 1998 will contain 53 weeks and the Company has historically included the extra week in its second fiscal quarter. Accordingly, the six months results of operations and cash flows ending June 30, 1998 and 1997 include 27 and 26 weeks, respectively.


     Restaurant Sales. Restaurant sales for the six months ended June 30, 1998, increased 48.0% to $193.3 million from $130.5 million for the first six months of 1997. The increase in sales was primarily the result of the growth in the number of Burger King restaurants operated by the Company, which increased from 263 at the end of the second quarter of 1997 to 340 at the end of the second quarter of 1998. During the six months ended June 30, 1998 and 1997 the Company operated 338 and 249 average restaurants, respectively. Sales at the Company's 226 comparable restaurants (those units operating for the entirety of the periods compared) increased 10.9% for the first six months of 1998. Adjusted for the additional week in 1998, comparable restaurant sales increased 6.8%. During the 12 months ended June 30, 1998, the Company opened 12 new restaurants, acquired 67 restaurants and closed two underperforming restaurants.

     Operating Costs and Expenses. Cost of sales (food and paper costs), as a percentage of sales, were 28.8% for the six months ended June 30, 1998 compared to 28.6% for the six months ended June 30, 1997. This increase reflects higher commodity costs, particularly due to the introduction of a new french fry product in January 1998, offset, in part, by lower beef costs. The six months ended June 30, 1998 includes a cost rebate of approximately $815,000 linked to the adverse impact of a recall of beef in the third quarter of 1997.

     Restaurant wages and related expenses decreased, as a percentage of sales, during the first six months of the year, from 31.1% for 1997 to 29.4% for 1998 due to restaurant labor efficiencies, the effect of increased sales on

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
               OF OPERATIONS AND FINANCIAL CONDITION--(CONTINUED)

fixed restaurant management labor, and lower effective unemployment tax rates in New York State and Ohio. This decrease was offset in part by an increase in the Federal minimum wage rate from $4.75 per hour to $5.15 per hour effective September 1997.

     Other restaurant operating expenses, including advertising, decreased as a percentage of sales to 24.6% for the six months ended June 30, 1998 from 24.9% for the six months ended June 30, 1997. The decrease was due, in part, to higher 1998 sales relative to the fixed components of the Company's costs and lower utility costs in 1998 due to a milder winter in certain of the Company's operating areas. This decrease was offset, in part, by higher advertising expenses in 1998, as a percentage of sales, associated with increased local promotional activity.

     Administrative expenses, as a percentage of sales, decreased to 4.2% for the six months ended June 30, 1998 from 4.3% for the six months ended June 30, 1997. Administrative expenses in the six months ended June 30, 1998 increased approximately $2.4 million from the six months ended June 30, 1997, principally due to the addition of field supervision and corporate support as a result of the 1997 acquisition of 93 restaurants, and to support the Company's plans for continued expansion.

     Earnings before interest, taxes, depreciation and amortization ('EBITDA') increased to $25.2 million for the six months ended June 30, 1998 from $14.5 million for the six months ended June 30, 1997. As a percentage of sales, EBITDA increased to 13.1% for the six months ended June 30, 1998 from 11.1% for the six months ended June 30, 1997 as a result of the factors discussed above.

     Depreciation and amortization for the six months ended June 30, 1998 increased $2.1 million from the six months ending June 30, 1997 due primarily to increased amortization associated with franchise rights and property and equipment related to the 93 restaurants acquired in 1997.

     Interest expense was $8.9 million for the six months ended June 30, 1998 compared to $7.1 million for the six months ended June 30 1997. This increase was primarily the result of higher average debt balances due to funding the acquisition of 93 restaurants in 1997.

     The provision for income taxes of $3.3 million for the six months ended June 30, 1998 is based on an estimated effective income tax rate for 1998 of 45%. This rate is higher than the Federal statutory tax rate of 34% due to state franchise taxes, non-deductible restaurant acquisition costs and amortization of intangible assets.

LIQUIDITY AND CAPITAL RESOURCES

  The Company

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

     Carrols generated cash flow from operations for the first six months of 1998 of $20.1 million, compared to $2.9 million for the first six months of 1997.

     Capital expenditures for the first six months of 1998 totaled $12.4 million, which included construction costs for five new restaurants and the acquisition of two restaurants during the period. Capital expenditures for the same period in 1997 totaled $30.8 million, which included construction costs for four new restaurants and the acquisition of 29 restaurants during the period. Carrols' capital expenditures also include remodeling costs and capital maintenance projects for the ongoing reinvestment and enhancement of its restaurants. These expenditures have increased in 1998 due to growth in the number of restaurants and investments being made to enhance the

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
               OF OPERATIONS AND FINANCIAL CONDITION--(CONTINUED)

sale and management systems. These systems projects have resulted in incremental capital investments which totaled approximately $1.6 million for the first six months of 1998.



     Carrols generated $1.7 million from the sale and leaseback of two restaurant properties during the first six months of 1998, the proceeds of which were used to reduce outstanding debt. Carrols also paid dividends to Holdings totaling $3.9 million for Holdings' payment of dividends on its preferred stock and for the early redemption of the remaining $3.6 million in preferred stock which was scheduled for mandatory redemption in December 1998 and December 1999.



     At June 30, 1998, the Company had $45.4 million outstanding under its Existing Senior Credit Facility. The Company's acquisition of Pollo Tropical resulted in expenditures totaling approximately $97.0 million, which includes the cost of acquiring the outstanding shares of Pollo Tropical common stock, the outstanding Pollo Tropical stock options and expenses related to the Pollo Acquisition. The Pollo Acquisition has been funded using the Company's Existing Senior Credit Facility which was amended on July 9, 1998 to modify, among other things, certain financial covenants with respect to debt to cash flow ratios.



     The Company has entered into a term sheet with Chase Bank of Texas, National Association, as agent and lender, and the other lending parties thereto, with respect to a new $175 million credit facility. There can be no assurance that this new credit agreement will be consummated.



     In 1998, the Company anticipates capital expenditures of approximately $28 million, not including the cost of any acquisitions that the Company may make. These amounts include approximately $15 million for construction of new units (including certain real estate) and $8 million for ongoing reinvestment and remodeling of its existing restaurants. The Company's 1998 reinvestment and remodeling spending is anticipated to be somewhat higher than historical levels as it invests in the Burger King restaurants it acquired in 1997 to bring them up to the Company's operating standards. In 1998, the Company also plans to upgrade its restaurant point-of-sale and in-restaurant support systems, and has also undertaken an upgrade of its headquarters information and decision support systems. During 1998 and 1999 the Company estimates that it will incur expenditures for these systems projects of $11 to $12 million. In addition, the Company anticipates capital expenditures in 1998 of approximately $5 million for Pollo Tropical, consisting primarily of costs related to the development of new restaurants.



INFLATION



     The inflationary factors which have historically affected the Company's results of operations include increases in food and paper costs, labor and other operating expenses. Wages paid in the Company's restaurants are impacted by changes in the Federal or state minimum hourly wage rates. Accordingly, changes in the Federal or states minimum hourly wage rate directly affect the Company's labor cost. The Company and the restaurant industry typically attempt to offset the effect of inflation, at least in part, through periodic menu price increases and various cost reduction programs. However, no assurance can be given that the Company will be able to offset such inflationary cost increases in the future.



YEAR 2000



     The Company recognizes the need to ensure its operations will not be adversely impacted by Year 2000 software failures. Carrols is addressing this risk to the availability and integrity of financial systems and the reliability of operational systems. Carrols has projects underway for the installation of new point-of-sale systems in its restaurants and for the replacement of a substantial portion of its corporate financial and decision support systems.



     The primary purpose of these projects is to improve the efficiency of Carrols' restaurant and support operations, however, they will also provide the additional benefit of making its systems Year 2000 compliant. Carrols is installing commercially available point-of-sale hardware and software, and has purchased a suite of financial software applications, all of which are designed and warranted to be Year 2000 compliant. The Company believes that its computer systems will be Year 2000 compliant by the end of the second quarter of Fiscal 1999. This is a forward looking statement and is subject to risks and uncertainties, including the ability of third party vendors and software provided by third parties to effectively satisfy the requirements of being Year 2000 compliant.

                          PART II.  OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     There were no material legal proceedings commenced by or initiated against the Company during the reported quarter, or material developments in any previously reported litigation.

ITEM 2. CHANGES IN SECURITIES

     None

ITEM 3. DEFAULT UPON SENIOR SECURITIES

     None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

ITEM 5. OTHER INFORMATION

     5-A Historical Financial Statements as of and for the six months ended June
         30, 1998 of Pollo Tropical, Inc. and subsidiaries.

     5-B Pro Forma Consolidated Financial Data

ITEM 5-A

       HISTORICAL FINANCIAL STATEMENTS AS OF AND FOR THE SIX MONTHS ENDED
             JUNE 30, 1998 OF POLLO TROPICAL, INC. AND SUBSIDIARIES

     As reported in the Company's Form 8-K dated July 9, 1998 and filed July 23, 1998, the Company commenced a tender offer to purchase all of the outstanding shares of common stock of Pollo Tropical, Inc. ('Pollo Tropical') for a price of $11.00 per share in cash (the 'Tender Offer'). The Company consummated the Tender Offer on July 8, 1998 and completed the merger of Pollo Tropical into the Company on July 20, 1998 (the 'Merger'). The aggregate cash consideration paid pursuant to the Tender Offer and the Merger was $97.0 million, including transaction fees and expenses. To finance the Pollo Tropical Acquisition, the Company borrowed approximately $97.0 million under its existing senior credit facility with Chase Bank of Texas as agent for the lenders thereunder. The Agreement and Plan of Merger dated June 3, 1998 by and between the Company and Pollo Tropical has been previously filed as Exhibit (c) (1) to the Tender Offer Statement on Schedule 14(d) (1) dated July 3, 1998 and is hereby incorporated by reference.

     Pollo Tropical is a regional quick-service restaurant chain featuring grilled marinated chicken dishes and authentic 'made from scratch' side dishes. As of June 30, 1998, Pollo Tropical owned and operated 36 restaurants, all of which are located in south and central Florida, and franchised 19 restaurants, 11 of which are located in Puerto Rico, 3 in the Dominican Republic, 3 in Ecuador, 1 in Netherlands Antilles and 1 in Miami.

     Pursuant to the information required by Item 7 (a) (4) to Form 8-K, the annual historical financial statements of Pollo Tropical, Inc. for the year ended December 31, 1995, 1996 and 1997 have been previously filed with the Commission by Pollo Tropical (0-22422) on its Form 10-K for the year ended December 31, 1997. The unaudited condensed consolidated financial statements of Pollo Tropical as of and for the six months ended June 30, 1998 are included herein.

                     POLLO TROPICAL, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

                                                                                                       JUNE 30,
                                                                                                         1998
                                                                                                      -----------
                                              ASSETS
Current Assets:
  Cash and cash equivalents........................................................................   $ 2,520,531
  Inventories......................................................................................       284,602
  Prepaid expenses.................................................................................       549,225
  Deferred income taxes............................................................................       336,929
  Other current assets.............................................................................       350,388
                                                                                                      -----------
     Total current assets..........................................................................     4,041,675
Property and equipment, at cost, less accumulated depreciation and amortization....................    35,753,202
Intangible assets, net.............................................................................       636,112
Leasehold acquisition costs, net...................................................................     1,037,854
Deposits and deferred costs on future restaurant locations.........................................       237,911
Note receivable, net of current portion............................................................       824,870
Other assets.......................................................................................       801,582
                                                                                                      -----------
Total assets.......................................................................................   $43,333,206
                                                                                                      -----------
                                                                                                      -----------
                               LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable.................................................................................   $ 1,529,751
  Accrued liabilities..............................................................................     3,465,113
  Current maturities of long-term debt.............................................................        94,543
  Income tax payable...............................................................................       277,117
  Accrued restaurant closure expenses..............................................................     2,042,945
                                                                                                      -----------
     Total current liabilities.....................................................................     7,409,469
Deferred rent......................................................................................     1,574,891
Deferred franchise fee income......................................................................       187,500
Deferred income taxes..............................................................................     1,284,353
                                                                                                      -----------
Total liabilities..................................................................................    10,456,213
                                                                                                      -----------
Shareholders' equity:
  Common stock.....................................................................................        82,810
  Additional paid-in capital.......................................................................    22,322,765
  Retained earnings................................................................................    10,471,418
                                                                                                      -----------
Total shareholders' equity.........................................................................    32,876,993
                                                                                                      -----------
Total liabilities and shareholders' equity.........................................................   $43,333,206
                                                                                                      -----------
                                                                                                      -----------

     See accompanying notes to condensed consolidated financial statements.

                     POLLO TROPICAL, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                         SIX MONTHS ENDED JUNE 30, 1998
                                  (UNAUDITED)


Revenues:
  Restaurant sales.................................................................................   $35,448,257
  Franchise revenues...............................................................................       454,016
                                                                                                      -----------
                                                                                                       35,902,273
                                                                                                      -----------
Operating Expenses:
  Cost of sales....................................................................................    11,999,029
  Restaurant payroll...............................................................................     7,994,411
  Other restaurant operating expenses..............................................................     6,396,129
  General and administrative.......................................................................     2,805,088
  Depreciation and amortization of property and equipment..........................................     1,036,607
  Other amortization...............................................................................        96,398
  Other income, net................................................................................       (15,860)
  Acquisition expenses.............................................................................       503,457
                                                                                                      -----------
                                                                                                       30,815,259
                                                                                                      -----------
Income from Operations.............................................................................     5,087,014
  Interest income, net.............................................................................       (31,204)
                                                                                                      -----------
Income Before Income Taxes.........................................................................     5,118,218

Provision for Income Taxes.........................................................................     2,241,779
                                                                                                      -----------

Net Income.........................................................................................   $ 2,876,439
                                                                                                      -----------
                                                                                                      -----------


     See accompanying notes to condensed consolidated financial statements.

                     POLLO TROPICAL, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                         SIX MONTHS ENDED JUNE 30, 1998
                                  (UNAUDITED)



                                                  COMMON STOCK,
                                                  $.01 PAR VALUE
                                               --------------------    ADDITIONAL                       TOTAL
                                               NUMBER OF                 PAID-IN       RETAINED      SHAREHOLDERS'
                                                SHARES      AMOUNT       CAPITAL       EARNINGS         EQUITY
                                               ---------    -------    -----------    -----------    ------------
Balance, December 31, 1997..................   8,207,658    $82,076    $22,054,326    $ 7,594,979    $ 29,731,381
  Proceeds from exercise of stock options,
     including tax benefit of $13,131.......      73,338        734        243,497             --         244,231
  Amortization of deferred compensation.....          --         --         24,942             --          24,942
  Net income for the period.................          --         --             --      2,876,439       2,876,439
                                               ---------    -------    -----------    -----------    ------------
Balance, June 30, 1998......................   8,280,996    $82,810    $22,322,765    $10,471,418    $ 32,876,993
                                               ---------    -------    -----------    -----------    ------------
                                               ---------    -------    -----------    -----------    ------------


     See accompanying notes to condensed consolidated financial statements.

                     POLLO TROPICAL, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                         SIX MONTHS ENDED JUNE 30, 1998
                                  (UNAUDITED)


Cash Flows from Operating Activities:
  Net income........................................................................................   $2,876,439
  Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation and amortization..................................................................    1,133,005
     Loss on disposal of property and equipment.....................................................       93,354
     Deferred rent..................................................................................       90,913
     Amortization of stock based compensation.......................................................       24,942
     Deferred income taxes..........................................................................      (23,918)
     Amortization of deferred loan costs............................................................       10,144
     Changes in operating assets and liabilities:
       (Increase) decrease in--
          Inventories...............................................................................       (4,007)
          Prepaid expenses..........................................................................     (304,472)
          Other current assets......................................................................      (55,842)
          Other assets..............................................................................      (58,228)
       Increase (decrease) in--
          Accounts payable and accrued liabilities..................................................      838,358
          Income tax payable........................................................................      276,076
          Deferred franchise fee income.............................................................      (50,000)
          Accrued restaurant closure expenses.......................................................        5,665
                                                                                                       ----------
          Total adjustments.........................................................................    1,975,990
                                                                                                       ----------
          Net cash provided by operating activities.................................................    4,852,429
                                                                                                       ----------
Cash Flows from Investing Activities:
  Payments for property and equipment...............................................................   (1,558,950)
  Payment for intangible assets.....................................................................     (189,910)
  Decrease in deposits and deferred costs on future restaurant locations............................       12,816
                                                                                                       ----------
          Net cash used in investing activities.....................................................   (1,736,044)
                                                                                                       ----------
Cash Flows from Financing Activities:
  Net repayments under revolving credit agreement...................................................   (1,074,950)
  Principal payments on long term debt..............................................................      (44,459)
  Proceeds from issuance of common stock............................................................      231,100
                                                                                                       ----------
          Net cash used in financing activities.....................................................     (888,309)
                                                                                                       ----------
Net increase in cash and cash equivalents...........................................................    2,228,076
Cash and cash equivalents, beginning of period......................................................      292,455
                                                                                                       ----------
Cash and cash equivalents, end of period............................................................   $2,520,531
                                                                                                       ----------
                                                                                                       ----------


     See accompanying notes to condensed consolidated financial statements.

                     POLLO TROPICAL, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 1998
                                  (UNAUDITED)

(1) BASIS OF PRESENTATION

     The condensed consolidated balance sheet as of December 31, 1997, which has been derived from audited financial statements, and the unaudited interim condensed financial statements included herein, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission, except that earnings per share data has been omitted. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made herein are adequate to make the information presented not misleading.

     In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of the Company and the results of operations and cash flows for the periods indicated. Results of operations for the six months ended June 30, 1998 are not necessarily indicative of the results to be expected for the year ending December 31, 1998.

(2) ACCOUNTING POLICIES

     During interim periods the Company follows the accounting policies set forth in its consolidated financial statements included elsewhere in this offering memorandum. Reference should be made to such financial statements for information on such accounting policies and further financial details. Certain prior year amounts have been reclassified to conform to the current year presentation.

(3) NEWLY ISSUED ACCOUNTING STANDARD

     In April 1998, the Financial Accounting Standards Board issued Statement of Position ('SOP') No. 98-5, 'Reporting on the Cost of Start-Up Activities'. SOP 98-5 requires that the costs of start-up activities, including organization costs, be expensed as incurred. The Company plans to adopt SOP 98-5 when required in the first quarter of Fiscal 1999, although early adoption is permitted. Initial adoption of SOP 98-5 should be as of the beginning of the fiscal year in which first adopted, and will be reported as the cumulative effect of a change in accounting principle in the first quarter of Fiscal 1999. At the present time, the Company cannot predict the amount of the cumulative effect of the change in accounting principle that will be recorded in the first quarter of Fiscal year 1999, however, had the Company adopted the new standard at the beginning of Fiscal year 1998, the cumulative effect of the change in accounting principle that would have been recorded in the accompanying Condensed Consolidated Statements of Income for the six months ended June 30, 1998, would not have been material to income before cumulative effect of a change in accounting principle. Had the provisions of SOP 98-5 been applicable to the accompanying condensed consolidated financial statements, income before cumulative effect of a change in accounting principle as calculated in accordance with the provisions of SOP 98-5 would not have been materially different than the historical amount reported herein.

(4) ACQUISITION EXPENSES

     As of July 20, 1998, the Company consummated an Agreement and Plan of Merger, ('Merger Agreement'), with Carrols Corporation ('Carrols'). Pursuant to the Merger Agreement, Company shareholders tendering their shares to Carrols will receive $11.00 per share and the Company will be merged with and into Carrols (the 'Merger') and upon the Merger, the remaining shares outstanding, if any, will be converted into the right to receive $11.00 per share. Carrols will be the surviving corporation of the Merger.

     Simultaneously with the execution of the Merger Agreement, the Company, Carrols and Larry Harris, the Company's Chairman and Chief Executive Officer entered into a Non-Competition and Confidentiality Agreement (the
'Confidentiality Agreement'). Under the Confidentiality Agreement Carrols will pay $350,000

                     POLLO TROPICAL, INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

                                 JUNE 30, 1998
                                  (UNAUDITED)

(4) ACQUISITION EXPENSES--(CONTINUED)
to Mr. Harris' within five days after the consummation of the Merger and an additional $90,000 in connection with Mr. Harris accrued bonus for the six months ended June 30, 1998. Additionally, Carrols will pay William Carl Drew, the Company's Chief Financial Officer, half his full maximum annual bonus due plus a lump sum severance payment upon his departure equal to Mr. Drew's one year annual base salary. The total amount of the payment to Mr. Drew approximates $168,000. As of June 30, 1998, the Company has incurred approximately $300,000 in financial services advisory fees, $97,000 in legal fees, $93,000 in director fees for special committee meetings and $14,000 in outside professional and office expenses associated with the merger, which are included in Acquisition expenses in the accompanying Condensed Consolidated Statements of Income. The Company will also incur approximately $1.1 million in financial services advisory fees upon the consummation of the Merger Agreement, write off approximately $101,000 in capitalized loan costs, approximately $51,000 in unamortized deferred compensation and will record approximately $18,000 due to the accelerated vesting of stock options.

     The accompanying Condensed Consolidated Financial Statements do not include any adjustments to reflect the amount of Carrols' investment in the Company.

(5) COMMITMENTS AND CONTINGENCIES

  Accrued Restaurant Closure Expenses

     During the six months ended June 30, 1998, the Company incurred $88,597 in net losses on disposal of fixed assets and $141,118 in expenses associated with termination of leases which were applied to the closure reserve established in Fiscal 1996. In the second quarter of Fiscal 1998 the Company increased the accrued restaurant closure expenses $150,000, consisting of $50,000 in net losses on disposal of fixed assets and $100,000 in estimated liabilities associated with the termination of leases. Any difference between these estimated expenses and the actual amounts of such expenses will be recorded during the period in which such differences become known.

  Purchase and Construction Agreements

     During Fiscal 1997, the Company entered into a purchase agreement for a future restaurant site with a purchase price of approximately $640,000. The Company expects to close the agreement during Fiscal 1998. The Company has also entered into a construction contract for a new restaurant in the amount of approximately $492,000 and estimates incurring an additional $3.3 million in capital expenditures to develop five restaurants in 1998.

                              CARROLS CORPORATION
                      PROFORMA CONSOLIDATED FINANCIAL DATA

     The unaudited Pro Forma Consolidated Balance Sheet at June 30, 1998 reflects the pro forma adjustments for combining the two entities assuming the acquisition had occurred on June 30, 1998. The Pro Forma Unaudited Consolidated Statements of Operations for the six months ended June 30, 1998 and for the twelve months ended December 31, 1997 reflect pro forma adjustments assuming the acquisition had occurred on January 1, 1998 and January 1, 1997, respectively.

     The unaudited pro forma consolidated financial statements have been prepared by the Registrant based upon assumptions deemed proper by it. The unaudited pro forma consolidated financial statements presented herein are shown for illustrative purposes only and are not necessarily indicative of the future financial position or future results of operations of the Registrant that would have actually occurred had the transaction been in effect as of the date or for the periods presented.

     The unaudited pro forma consolidated financial statements should be read in conjunction with the Registrant's (i) historical financial statements and related notes and (ii) Management's Discussion and Analysis of Financial Condition and Results of Operations.

                      CARROLS CORPORATION AND SUBSIDIATIES
                      PRO FORMA CONSOLIDATED BALANCE SHEET
                                 JUNE 30, 1998
                                  (UNAUDITED)


                                                  HISTORICAL     HISTORICAL      PRO FORMA          PRO FORMA
                                                   CARROLS          POLLO       ADJUSTMENTS          COMBINED
                                                 ------------    -----------    ------------       ------------
                   ASSETS:
Current Assets:
  Cash and cash equivalents...................   $  3,961,000    $ 2,521,000    $                  $  6,482,000
  Trade and other receivables.................      1,403,000             --                          1,403,000
  Inventories.................................      3,152,000        285,000                          3,437,000
  Deferred income taxes.......................      2,571,000        337,000                          2,908,000
  Prepaid expenses and other current assets...      1,961,000        899,000                          2,860,000
                                                 ------------    -----------    ------------       ------------
     Total current assets.....................     13,048,000      4,042,000                         17,090,000
Property and equipment, net...................     74,845,000     35,753,000                        110,598,000
Franchise rights, net.........................    107,177,000             --                        107,177,000
Intangible assets, net........................      7,554,000      1,674,000      64,123,000(1)      73,351,000
Deferred income taxes.........................      6,395,000             --                          6,395,000
Other assets..................................      7,560,000      1,865,000                          9,425,000
                                                 ------------    -----------    ------------       ------------
                                                 $216,579,000    $43,334,000    $ 64,123,000       $324,036,000
                                                 ------------    -----------    ------------       ------------
                                                 ------------    -----------    ------------       ------------

        LIABILITIES AND STOCKHOLDER'S
              (DEFICIT) EQUITY:
Current liabilities:
  Accounts payable............................   $ 13,867,000    $ 1,530,000    $                  $ 15,397,000
  Current portion of long-term debt...........      3,613,000         95,000                          3,708,000
  Current portion of capital lease
     obligation...............................        352,000             --                            352,000
  Accrued expenses and other liabilities......     18,699,000      5,785,000                         24,484,000
                                                 ------------    -----------    ------------       ------------
     Total current liabilities................     36,531,000      7,410,000                         43,941,000
Long-term debt, net of current................    150,241,000             --      97,000,000(1)     247,241,000
Capital lease obligations, net of current
  portion.....................................      1,899,000             --                          1,899,000
Deferred income--sale/leaseback of real
  estate......................................      4,402,000             --                          4,402,000
Deferred income taxes.........................             --      1,284,000                          1,284,000
Accrued postretirement benefits...............      1,720,000             --                          1,720,000
Other liabilities.............................      4,161,000      1,763,000                          5,924,000
                                                 ------------    -----------    ------------       ------------
     Total liabilities........................    198,954,000     10,457,000      97,000,000        306,411,000
Stockholder's equity:
  Common stock................................             10         83,000         (83,000)(2)             10
  Additional paid-in capital..................     24,483,990     22,323,000     (22,323,000)(2)     24,483,990
  Accumulated deficit.........................     (6,859,000)    10,471,000     (10,471,000)(2)     (6,859,000)
                                                 ------------    -----------    ------------       ------------
     Total stockholder's equity...............     17,625,000     32,877,000     (32,877,000)        17,625,000
                                                 ------------    -----------    ------------       ------------
                                                 $216,579,000    $43,334,000    $ 64,123,000       $324,036,000
                                                 ------------    -----------    ------------       ------------
                                                 ------------    -----------    ------------       ------------


------------------

(1) Reflects adjustments to record the excess of cost over fair value of the net assets acquired associated with the purchase of Pollo Tropical, Inc. on July 9, 1998 financed with approximately $97.0 million of long-term debt.



(2) Reflects adjustments to eliminate Pollo Tropical's net equity.

                      CARROLS CORPORATION AND SUBSIDIARIES
                 PRO FORMA CONSOLIDATED STATEMENT OF OPERATIONS
                         SIX MONTHS ENDED JUNE 30, 1998
                                  (UNAUDITED)


                                                   CARROLS          POLLO
                                                 AS REPORTED     AS REPORTED      PRO FORMA        PRO FORMA
                                                  AT 6/30/98      AT 6/30/98     ADJUSTMENTS         TOTAL
                                                 ------------    ------------    -----------      ------------
Revenues:
  Sales.......................................   $193,258,000    $ 35,448,000    $                $228,706,000
  Franchise revenues..........................             --         454,000                          454,000
                                                 ------------    ------------    -----------      ------------
                                                  193,258,000      35,902,000                      229,160,000
Costs and Expenses:
  Cost of sales...............................     55,625,000      11,999,000                       67,624,000
  Restaurant wages & related expenses.........     56,755,000       7,994,000                       64,749,000
  Other restaurant operating expenses.........     38,703,000       4,694,000                       43,397,000
  Depreciation and amortization...............      8,960,000       1,133,000        797,000(1)     10,890,000
  General and administrative expenses.........      8,067,000       2,789,000       (568,000)(2)    10,288,000
  Advertising expenses........................      8,871,000       1,702,000                       10,573,000
  Acquisition expenses........................             --         503,000       (503,000)(3)
                                                 ------------    ------------    -----------      ------------
     Total operating expenses.................    176,981,000      30,814,000       (274,000)      207,521,000
                                                 ------------    ------------    -----------      ------------
       Operating income.......................     16,277,000       5,088,000        274,000        21,639,000
  Interest income.............................             --         (31,000)                         (31,000)
  Interest expense............................      8,897,000              --      3,880,000(4)     12,777,000
                                                 ------------    ------------    -----------      ------------
                                                    8,897,000         (31,000)     3,880,000        12,746,000
                                                 ------------    ------------    -----------      ------------
  Income before taxes.........................      7,380,000       5,119,000     (3,606,000)        8,893,000
Provision (benefit) for income taxes..........      3,323,000       2,241,000     (1,325,000)(5)     4,239,000
                                                 ------------    ------------    -----------      ------------
     Net income...............................   $  4,057,000    $  2,878,000    $(2,281,000)     $  4,654,000
                                                 ------------    ------------    -----------      ------------
                                                 ------------    ------------    -----------      ------------


------------------

(1) Reflects the amortization of goodwill resulting from the Pollo Acquisition, amortized over a 40 year period.



(2) General and administrative expenses are adjusted to eliminate non-continuing expenses of Pollo Tropical subsequent to its acquisition, principally terminated executive salaries, expenses of a public company and directors fees.



(3) Adjustment reflects the elimination of the acquisition expenses incurred by Pollo Tropical in the six months ended June 30, 1998 related to its sale to Carrols.



(4) To reflect the interest expense associated with debt incurred with the Pollo Acquisition using an annual average interest rate of 8.0%.



(5) To reflect the tax effect on adjustments at a rate of 40%, except for the non-deductible amortization of goodwill which has no tax benefit associated with it.

                      CARROLS CORPORATION AND SUBSIDIARIES
                 PRO FORMA CONSOLIDATED STATEMENT OF OPERATIONS
                     TWELVE MONTHS ENDED DECEMBER 31, 1997
                                  (UNAUDITED)


                                                                HISTORICAL
                                                HISTORICAL        POLLO          PRO FORMA         PRO FORMA
                                                 CARROLS         TROPICAL       ADJUSTMENTS         COMBINED
                                               ------------    ------------    -------------      ------------
Revenues:
  Sales.....................................   $295,436,000    $ 65,118,000    $                  $360,554,000
  Other income..............................             --         812,000                            812,000
                                               ------------    ------------    -------------      ------------
                                                295,436,000      65,930,000                        361,366,000
Costs and Expenses:
  Cost of sales.............................     85,542,000      22,533,000                        108,075,000
  Restaurant wages & related expenses.......     89,447,000      15,178,000                        104,625,000
  Other restaurant operating expenses.......     61,691,000       8,427,000                         70,118,000
  Depreciation and amortization.............     15,102,000       2,355,000        1,594,000(1)     19,051,000
  General and administrative expenses.......     13,121,000       5,506,000         (908,000)(2)    17,719,000
  Advertising expenses......................     13,122,000       2,987,000                         16,109,000
                                               ------------    ------------    -------------      ------------
     Total operating expenses...............    278,025,000      56,986,000          686,000       335,697,000
                                               ------------    ------------    -------------      ------------
       Operating income.....................     17,411,000       8,944,000         (686,000)       25,669,000
  Interest income...........................       (983,000)        (55,000)                        (1,038,000)
  Interest expense..........................     15,581,000         545,000        7,270,000(3)     23,396,000
                                               ------------    ------------    -------------      ------------
                                                 14,598,000         490,000        7,270,000        22,358,000
                                               ------------    ------------    -------------      ------------
       Income before taxes..................      2,813,000       8,454,000       (7,956,000)        3,311,000
Provision (benefit) for income taxes........        655,000       3,212,000       (2,545,000)(4)     1,322,000
                                               ------------    ------------    -------------      ------------
       Net income...........................   $  2,158,000    $  5,242,000    $  (5,411,000)     $  1,989,000
                                               ------------    ------------    -------------      ------------
                                               ------------    ------------    -------------      ------------


------------------

(1) Reflects the amortization of goodwill resulting from the Pollo Acquisition, amortized over a 40 year period.



(2) General and administrative expenses are adjusted to eliminate non-continuing expenses of Pollo Tropical subsequent to its acquisition, principally terminated executive salaries, expenses of a public company and directors fees.



(3) Reflects the adjustment for interest expense associated with approximately
    497.0 million of debt incurred for the Pollo Acquisition using an annual average interest rate of the Company of 8.0% assuming the acquisition had been consumated on January 1, 1997.



(4) To reflect the tax effect on adjustments items at a rate of 40%, except for the non-deductible amortization of goodwill which has no tax benefit associated with it.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8K

     (a) The following exhibit is filed as part of this report.

         EXHIBIT NO.
          27            Financial Data Schedule


     (b) 10.1 An Amendment to the Company's Senior Credit Facility titled 'Amendment to Loan Agreement, made and entered into as of July 8, 1998, by and among Carrols Corporation, Texas Commerce Bank, National Association, Heller Financial, Inc., First Union National Bank of North Carolina and the other lenders now or thereafter parties thereto' has previously been filed as Exhibit (b) (2) to the Tender Offer Statement on Schedule (d) (1) dated July 3, 1998.



     (c) On July 23, 1998 the Company filed a current report on Form 8-K dated July 9, 1998 reporting Item 2 'Acquisition or Disposition of Assets' and Item 7 'Financial Statements, Pro Forma Financial Information and Exhibits'.

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

                                          CARROLS CORPORATION
                                          968 James Street
                                          Syracuse, New York 13203
                                          (Registrant)


                                          /s/ Alan Vituli
                                          ------------------------------------
                                                    (Signature)
July 29, 1998                             Alan Vituli
Date                                      Chairman and Chief Executive Officer

                                          /s/ Paul R. Flanders
                                          ------------------------------------
                                                    (Signature)
July 29, 1998                             Paul R. Flanders
Date                                      Vice President--Finance