Form 10-K/A
period 1997-12-28
CARROLS CORP
filed 1998-11-10
CIK 17927

UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                             FORM 10-KA

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

   At the time of the 1986 Acquisition, the Company owned 138 Burger King restaurants and a food distribution business. In August 1990, the Company sold its food distribution business to Burger King Distribution Services ("BKDS"), a division of BKC. Carrols currently purchases substantially all of its requirements for foodstuffs and paper and packaging products from ProSource Services Corporation ("ProSource"), the successor to BKDS, pursuant to a five year supply agreement which expires on March 31, 1999.

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

   MADISON DEARBORN INVESTMENT. On March 27, 1997, pursuant to a Stock Purchase Agreement (the "MD Agreement") dated February 25, 1997, between and among Holdings, Atlantic, Madison Dearborn Capital Partners, L.P. and Madison Dearborn Capital Partners II, L.P. (together with Madison Dearborn Capital Partners, L.P., the "MD Investors"), the MD Investors acquired (the "MD Investment") (i) from Holdings 283,334 shares of Common Stock (the "Holdings Shares") and (ii) from Atlantic 283,333 of the outstanding shares of Common Stock (the "Atlantic Shares," and, together with the Holdings Shares, the "MD Shares"). Pursuant to the MD Agreement, certain members of senior management also purchased 10,810 shares of Common Stock for $1.1 million. The aggregate purchase price for the MD Shares was approximately $61 million in cash (the "MD Purchase Price"), of which approximately one-half was paid to Holdings.

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

   MENU AND OPERATIONS. The Burger King system marketing strategy is characterized by its "Have It Your Way" service, flame-broiling, generous portions and competitive prices. Burger King restaurants feature flame-broiled hamburgers, the most popular of which is The Whopper{<reg-trade-mark>} sandwich. The Whopper<reg-trade-mark> is a large, flame-broiled hamburger on a toasted bun garnished with combinations of mayonnaise, lettuce, onions, pickles and tomatoes.

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

   RESTAURANT CONFIGURATIONS. The Company's Burger King restaurants consist of one of several building types with various seating capacities. BKC's traditional restaurant contains approximately 2,800 to 3,200 square feet with seating capacity for 90 to 100 customers, has drive-thru service windows, and has adjacent parking areas. Of the Company's 338 restaurants, at March 15, 1998, 316 are free-standing and 22 are located in retail shopping centers. In Carrols' freestanding Burger King restaurants over 55% of sales are generated from its drive-thru service windows.



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


                                                                 Total
STATE                                                         RESTAURANTS
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

   Cash dividends paid during 1996 and 1997 by Carrols to Holdings were as follows:


                                 PER SHARE                 TOTAL
January 1996           $     800.00         $      8,000
March 1996             $  41,480.00         $    414,800
August 1996            $  20,722.40         $    207,224
October 1996           $  37,000.38         $    370,004
April 1997             $ 184,217.01         $  1,842,170
May 1997               $  37,087.78         $    370,878
July 1997              $  13,610.00         $    136,100
October 1997           $  13,610.00         $    136,100
December 1997          $ 185,309.46         $  1,853,095


   The Company's loan agreements impose limitations on certain restricted payments, which include dividends and preferred stock redemptions. As a result of the 1997 investments by the MD Investors and senior management, the Company has sufficient unrestricted amounts to enable it to make the required payments to satisfy preferred stock dividend and redemption requirements.

ITEM 6.  SELECTED FINANCIAL DATA


DOLLARS IN THOUSANDS EXCEPT RESTAURANT DATA


                                                       1997             1996            1995            1994           1993 (A)
SUMMARY OF OPERATING RESULTS:
Restaurant sales
                                                 $295,436         $240,809         $226,257        $203,927        $ 171,137
Costs and expenses:
  Cost of sales                                    85,542           68,031           63,629          57,847           48,502
  Restaurant wages and related expenses            89,447           70,894           65,932          59,934           51,739
  Advertising expense                              13,122           10,798            9,764           8,785            7,930
  Other restaurant operating expenses              61,691           48,683           45,635          42,390           35,192
  Administrative expenses                          13,121           10,387           10,434           9,122            7,534
  Depreciation and amortization                    15,102           11,015           11,263          11,259           12,143
  Unusual (b)                                        -___              509             -___           1,800             -_ _
Total operating costs and expenses                278,025          220,317          206,657         191,137          163,040
Operating income
                                                   17,411           20,492           19,600          12,790            8,097
Interest income from income tax refund
                                                     (983)            -                -               -                -
Interest expense                                   15,581           14,209           14,500          14,456           12,505
Income (loss) before taxes
                                                    2,813            6,283            5,100          (1,666)          (4,408)
Provision for (benefit from) income taxes             655            3,100           (9,826)            165             -___
Net Income Before Extraordinary Loss                2,158            3,183           14,926          (1,831)          (4,408)
Extraordinary Loss on Extinguishment of Debt
                                                     -___             -___             -___            -___           (4,883)
Net Income (Loss)
                                                 $  2,158         $  3,183         $ 14,926        $ (1,831)       $  (9,291)
OTHER FINANCIAL DATA:
EBITDA (c)
                                                 $ 32,513         $ 31,507         $ 30,863        $ 24,049        $  20,240
Total assets
                                                  215,328          138,588          135,064         125,319          119,735
Long-term debt                                    154,649          118,180          116,375         120,680          114,197
Capital lease obligations, long-term                2,060            2,503            3,301           3,966            4,603
Total long-term debt and capital lease
  obligations                                     156,709          120,683          119,676         124,646         118,800
Stockholders' equity (deficit)                     17,447          (11,662)         (12,916)        (27,208)         (22,404)
NUMBER OF BURGER KING RESTAURANTS:
  At end of period                                    335              232              219             219              195
  Annual weighted average                             280              225              219             207              185



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


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

   On August 12, 1997 the registrant dismissed the accounting firm of Arthur Andersen LLP ("Arthur Andersen") as their principal audit accountant and has engaged the services of PricewaterhouseCoopers, L.L.P as their principal accountants.

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

   SUMMARY COMPENSATION TABLE

                                                                                                    LONG-TERM
                                                                                               COMPENSATION
                                                                   Annual Compensation          Securities
                                                                                          (a)      Underlying
NAME AND PRINCIPAL POSITION                  YEAR            SALARY              BONUS             OPTIONS.(#)
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



(d) The Company provides bonus compensation to Executive Officers based on an individual's achievement of certain specified objectives and the Company's achievement of specified increases in shareholder value.

   OPTION GRANTS IN LAST FISCAL YEAR


                                                                                                       (c)
                              Number of   of Total Options
                             Securities      Granted to                                   Potential Realizable Value at
                             Underlying       Employees       Exercise                       Assumed Rates of Stock
                               Options                        Price per     Expiration    APPRECIATION FOR OPTION TERM
NAME                              GRANTED         IN 1997          SHARE          DATE              5%                  10%
Alan Vituli (a)
                                72,830          61.1%         $101.76           3/26/2007     $5,429,590         $13,035,600
Daniel T. Accordino (a)         31,479          26.4%          101.76           3/26/2007      2,346,808           5,634,322
Joseph A. Zirkman   (a)            368            .3%          101.76           3/26/2007         27,435              65,867
                          (b)      750            .6%          110.00           6/9/2007          51,884             131,484
Paul R. Flanders (b)
                                 1,500           1.3%          110.00           6/9/2007         103,768             262,968
Richard H. Liem (b)                500            .4%          110.00           6/9/2007          34,589              87,656



(e) Stock option grants to Messrs. Vituli, Accordino and Zirkman include 29,480, 2,579 and 368 shares, respectively, granted at the time of the MD Investment under the Vituli Non-Plan Option Agreement, the Accordino Non-Plan Option Agreement and the Zirkman Non-Plan Option Agreement, respectively. At the time of the MD Investment, stock option grants under the 1996 Long-Term Incentive Plan were also made for 43,350 shares to the Vituli Family Trust in exchange for options that it was holding. Mr. Accordino was also granted options for 28,900 shares under the 1996 Long-Term Incentive Plan. These plans, as well as the terms of the aforementioned grants, are described in detail separately in this report.

(f) Stock option grants to Messrs. Zirkman, Flanders and Liem include 750, 1,500, and 500 shares, respectively, granted under the 1996 Long-Term Incentive Plan. These options become exercisable at the rate of 25% per year beginning on December 31, 1997.

(g) Potential realizable value is based on an assumption that the price of Holdings' common shares appreciate at 5% and 10% annually (compounded) from the date of grant until the end of the ten year option term. These calculations are based on requirements promulgated by the Securities and Exchange Commission and are not intended to forecast possible future appreciation of the stock price.

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


                                            SHARES BENEFICIALLY
OWNED (a)

                                                                  NUMBER                                                  PERCENTAGE
STOCKHOLDERS OF CARROLS CORPORATION:
Carrols Holdings Corporation
                                        968 James Street                       10                                              100%
                                        Syracuse, New
York 13203
STOCKHOLDERS OF CARROLS HOLDINGS CORPORATION:
Atlantic Restaurants, Inc.
                                                                          566,667                                              47.8%
Madison Dearborn Capital Partners, L.P.                                   283,333                                              23.9%
Madison Dearborn Capital Partners, L.P. II                                283,334                                              23.9%
EXECUTIVE OFFICERS AND DIRECTORS:
Alan Vituli (b)                                                            36,633                                              3.1%
Daniel T. Accordino                                                        15,316                                              1.3%
Joseph A. Zirkman                                                             385                                              -
                                                                                                      --
Paul R. Flanders                                                              375                                              -
                                                                                                      --
Richard H. Liem                                                               125                                              -
                                                                                                      --
Directors and executive officers of Carrols
                                               as a group                  52,959                                              4.5%
(12 persons)


(h) As used in this table, "beneficial ownership" means the sole or shared power to vote, or to direct the voting of, a security, or the sole or shared investment power with respect to a security. For purposes of this table, a person is deemed as of any date to have "beneficial ownership" of any security that such person has the right to acquire within 60 days after such date. The number of shares shown in the table includes stock options which are currently exercisable or exercisable within 60 days to purchase: 26,806 shares held by Mr. Vituli; 14,456 shares held by Mr. Accordino; 262 shares held by Mr. Zirkman; 375 shares held by Mr. Flanders; and, 125 shares held by Mr. Liem.

(i) Includes 20,910 vested stock options contributed to and held by the Vituli Family Trust.


ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

                               None

 ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
                            ON FORM 8K



            CARROLS CORPORATION AND SUBSIDIARIES:

(a)  (a)     FINANCIAL STATEMENTS

                                                                                       PAGE
      Opinion of Independent Certified Public Accountants
                                                                                       F-1 to F-2
      Financial Statements:
      Consolidated Balance Sheets
                                                                                       F-3 to F-4
      Consolidated Statements of Operations
                                                                                       F-5
      Consolidated Statements of Stockholders' Equity (Deficit)
                                                                                       F-6
      Consolidated Statements of Cash Flows
                                                                                       F-7 to F-8
      Notes to Consolidated Financial Statements
                                                                                       F-9 to F-18

       (b)   FINANCIAL STATEMENT SCHEDULES



       SCHEDULE                  DESCRIPTION                             PAGE


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

            (c)     EXHIBITS REQUIRED BY ITEM 601 OF REGULATION S-K


     EXHIBIT NUMBER                                                                                  INCORPORATED BY
                                                 DESCRIPTION                                           REFERENCE
2.1                      Purchase and Sale Agreement dated                           Exhibit 2.1 to the Company's 1994 Annual
                         February 10, 1994 between Carrols Corporation, as Purchase, Report on Form 10-K
                         and KIN Restaurant, Inc., as Seller
2.2                      Purchase and Sale Agreement dated April 18, 1994 among      Exhibit 2.2 to the Company's 1994 Annual
                         Carrols Corporation, as Purchaser, and Riva Development     Report on Form 10-K
                         Corporation and John Riva, as Seller
2.3                      Purchase and Sale Agreement dated May 31, 1994 among        Exhibit 2.3 to the Company's 1994 Annual
                         Carrols Corporation, as Purchaser, and Michael P. Jones and Report on Form 10-K
                         Donald M. Cepiel, Sr., and the corporations listed therein
2.4                      Securities Purchase Agreement dated as of March 6, 1996, by Exhibit 2.1 to the Company's current report on
                         and among Atlantic Restaurants, Inc., Carrols Holdings      Form 8-K filed March 21, 1996
                         Corporation, Carrols Corporation and certain Selling
                         Shareholders
2.5                      Deferred Securities Purchase Agreement dated as of March 6, Exhibit 2.2 to the Company's current report on
                         1996 by and among Atlantic Restaurants, Inc., Alan Vituli   Form 8-K filed March 21, 1996
                         and Pryor, Cashman, Sherman & Flynn
3.1                      Restated Certificate of Incorporation                       Exhibit 3.(3)(a) to the Company's 1987 Annual
                                                                                     Report on Form 10-K
3.2                      Certificate of Amendment of the Restated Certificate of     Exhibit 3.2 to the Company's 1996  Annual
                         Incorporation                                               Report on Form 10-K
3.3                      Restated By-laws                                            Exhibit 3.(3)(b) to the Company's 1987 Annual
                                                                                     Report on Form 10-K
4.1                      Indenture dated as of August 17, 1993 among Holdings, the   Exhibit 4.1 to Amendment No. 3 to the
                         Company and Marine Midland Bank, N.A.                       Company's Registration Statement on Form S-1
                                                                                     (Number 3365100) filed August 10, 1993





10.1                     First Amended and Restated Loan Security and Preferred      Exhibit 10.1 to the Company's 1987 Annual
                         Stock Purchase Agreement by and among Carrols Merger        Report on Form 10-K
                         Corporation, Carrols Holdings Corporation and Heller
                         Financial, Inc. dated as of December 22, 1986

     EXHIBIT NUMBER                                                                                  INCORPORATED BY
                                                 DESCRIPTION                                           REFERENCE
10.2                     Second Amended and Restated Loan and Security Agreement by  Exhibit 10.15 to the Company's 1992 Annual
                         and among Carrols Corporation, Carrols Holdings Corporation Report on Form 10-K
                         and Heller Financial, Inc. dated as of September 15, 1992
10.3                     Senior Subordinated Credit Agreement dated as of September  Exhibit 10.17 to the Company's 1992 Annual
                         15, 1992 between Carrols Corporation, Carrols Holdings      Report on Form 10-K
                         Corporation and World Subordinated Debt Partners, L.P.
10.4                     Third Amended and Restated Loan and Security Agreement by,  Exhibit 10.19 to Amendment No. 2 to the
                         and among Carrols Corporation, Carrols Holdings Corporation Company's Form S-1 Registration Statement
                         and Heller Financial, Inc. dated as of August 9, 1993       filed August 4, 1993
10.5                     First Amendment to Third Amended and Restated Loan and      The Company's 1993 Annual Report on Form 10-K
                         Security Agreement by and among Carrols Corporation,
                         Carrols Holdings Corporation and Heller Financial, Inc.
                         dated as of October 27, 1993
10.6                     Second Amendment to Third Amended and Restated Loan and     The Company's 1993 Annual Report on Form 10-K
                         Security Agreement by and among Carrols Corporation,
                         Carrols Holdings Corporation and Heller Financial, Inc.
                         dated as of March 11, 1994
10.7                     Third Amendment to Third Amended and Restated Loan and      Exhibit 10.9 to the Company's 1994 Annual
                         Security Agreement among Carrols Holdings Corporation,      Report on Form 10-K
                         Carrols Corporation and Heller Financial, Inc. dated as of
                         May 2, 1994
10.8                     Fourth Amendment to Third Amended and Restated Loan and     Exhibit 10.10 to the Company's 1994 Annual
                         Security Agreement among Carrols Holdings Corporation,      Report on Form 10-K
                         Carrols Corporation and Heller Financial, Inc. dated as of
                         December 20, 1994
10.9                     Supply Agreement between ProSource Services Corporation and Exhibit 10.11 to the Company's 1994 Annual
                         Carrols Corporation dated April 1, 1994                     Report on Form 10-K
10.10                    Fifth Amendment to Third Amended and Restated Loan and      Exhibit 10.10 to the Company's 1996  Annual
                         Security Agreement among Carrols Holdings Corporation,      Report on Form 10-K
                         Carrols Corporation and Heller Financing, Inc. dated as of
                         February 22, 1995

     EXHIBIT NUMBER                                                                                  INCORPORATED BY
                                                 DESCRIPTION                                           REFERENCE
10.11                    Sixth Amendment to Third Amended and Restated Loan and      Exhibit 10.11 to the Company's 1996  Annual
                         Security Agreement among Carrols Holdings Corporation,      Report on Form 10-K
                         Carrols Corporation and Heller Financing, Inc. dated as of
                         February 14, 1996
10.12                    Stock Purchase Agreement dated as of February 25, 1997 by   Exhibit 10.12 to the Company's 1996  Annual
                         and among Madison Dearborn Capital Partners, L.P., Madison  Report on
                         Dearborn Capital Partners II, L.P., Atlantic Restaurants,   Form 10-K
                         Inc. and Carrols Holdings Corporation
10.13                    1994 Regional Directors Bonus Plan                          Exhibit 10.19 to the Company's 1994 Annual
                                                                                     Report on Form 10-K
10.14                    Carrols Corporation Corporate Employee's Savings Plan dated Exhibit 10.21 to the Company's 1994 Annual
                         December 31, 1994                                           Report on Form 10-K
10.15                    Commitment Letter from Texas Commerce Bank National         Exhibit 10.15 to the Company's 1996 Annual
                         Association and Chase Securities Inc. and accepted and      Report on Form 10-K
                         agreed to by Carrols Corporation as of January 8, 1997
10.16                    Escrow Agreement dated as of March 6, 1996 by and among     Exhibit 2.3 to the Company's Current Report on
                         Atlantic Restaurants, Inc., Bahrain International Bank      Form 8-K filed March 21, 1996
                         (E.C.), Carrols Holdings Corporation, Carrols Corporation,
                         certain selling shareholders and Baer Marks & Upham L.L.P.
10.17                    Seventh Amendment to Third Amended and Restated Loan and    Exhibit 10.27 to the Company's current report
                         Security Agreement by and among Heller Financial, Inc.,     on Form 8-K filed April 10, 1996
                         Carrols Holdings Corporation and Carrols Corporation dated as of April 3, 1996
10.18                    Amended and Restated Employment Agreement dated as of       Exhibit 10.23 to the Company's Current Report
                         April 3, 1996 by and between Carrols Corporation and Alan   on Form 8-K filed on April 10, 1996
                         Vituli
10.19                    Amended and Restated Employment Agreement dated as of       Exhibit 10.24  to the Company's Current Report
                         April 3, 1996 by and between Carrols Corporation and Daniel on Form 8-K filed on April 10, 1996
                         T. Accordino
10.20                    Carrols Corporation 1996 Long-Term Incentive Plan           Exhibit 10.20 to the Company's 1996  Annual
                                                                                     Report on Form 10-K
10.21                    Stock Option Agreement dated as of December 30, 1996 by and Exhibit 10.21 to the Company's 1996  Annual
                         between Carrols Corporation and Alan Vituli                 Report on Form 10-K











EXHIBIT NUMBER                                                                                       INCORPORATED BY
                                                 DESCRIPTION                                           REFERENCE
10.22                    Stock Option Agreement dated as of December 30, 1996 by and Exhibit 10.22 to the Company's 1996  Annual
                         between Carrols Corporation and Daniel T. Accordino         Report on Form 10-K
10.23                    Form of Stockholders Agreement by and among Carrols         Exhibit 10.23 to the Company's 1996  Annual
                         Holdings Corporation, Madison Dearborn Capital Partners,    Report on Form 10-K
                         L.P., Madison Dearborn Capital Partners II, L.P., Atlantic
                         Restaurants, Inc., Alan Vituli, Daniel T. Accordino and
                         Joseph A. Zirkman
10.24                    Form of Registration Agreement by and among Carrols         Exhibit 10.24 to the Company's 1996  Annual
                         Holdings Corporation, Atlantic Restaurants, Inc., Madison   Report on Form 10-K
                         Dearborn Capital Partners, L.P., Madison Dearborn Capital
                         Partners II, L.P., Alan Vituli, Daniel T. Accordino and
                         Joseph A. Zirkman
10.25                    Form of Second Amended and Restated Employment Agreement by Exhibit 10.25 to the Company's 1996  Annual
                         and between Carrols Corporation and Alan Vituli             Report on Form 10-K
10.26                    Form of Second Amended and Restated Employment Agreement by Exhibit 10.26 to the Company's 1996  Annual
                         and between Carrols Corporation and Daniel T. Accordino     Report on Form 10-K
10.27                    Form of Carrols Holdings Corporation 1996 Long-Term         Exhibit 10.27 to the Company's 1996  Annual
                         Incentive Plan                                              Report on Form 10-K
10.28                    Form of Stock Option Agreement by and between Carrols       Exhibit 10.28 to the Company's 1996  Annual
                         Holdings Corporation and Alan Vituli                        Report on Form 10-K
10.29                    Form of Stock Option Agreement by and between Carrols       Exhibit 10.29 to the Company's 1996  Annual
                         Holdings Corporation and Daniel T. Accordino                Report on Form 10-K
10.30                    Form of Unvested Stock Option Agreement by and between      Exhibit 10.30 to the Company's 1996  Annual
                         Carrols Holdings Corporation and Alan Vituli                Report on Form 10-K
10.31                    Form of Unvested Stock Option Agreement by and between      Exhibit 10.31 to the Company's 1996  Annual
                         Carrols Holdings Corporation and Daniel T. Accordino        Report on Form 10-K
10.32                    Form of Unvested Stock Option Agreement by and between      Exhibit 10.32 to the Company's 1996  Annual
                         Carrols Holdings Corporation and Joseph A. Zirkman          Report on Form 10-K












EXHIBIT NUMBER                                                                                  INCORPORATED BY
                                            DESCRIPTION                                           REFERENCE
10.33                    First Amendment to the Stock Purchase Agreement   Exhibit 10.38 to the Company's current report on Form 8-
                         dated March 27, 1997 by and among Carrols         K filed March 27, 1997
                         Holdings Corporation, Atlantic Restaurants, Inc.,
                         Madison Dearborn Capital Partners, L.P. and
                         Madison Dearborn Capital Partners II, L.P.
10.34                    Purchase and Sale Agreement dated as of January   Exhibit 10.39 to the Company's current report on Form 8-
                         15, 1997 by and between Carrols Corporation, as   K filed March 27, 1997
                         Purchaser, Omega Services, Inc. as Seller and Mr.
                         Harold W. Hobgood as Omega's Agent.
10.35                    Purchase and Sale Agreement dated as of January   Exhibit 10.40 to the Company's current report on Form 8-
                         15, 1997 by and between Carrols Corporation, as   K filed March 27, 1997
                         Purchaser, Omega Services, Inc. as Seller and Mr.
                         Harold W. Hobgood as Omega's Agent.
10.36                    Purchase Agreement dated as of July 7, 1997 among Exhibit 10.41 to the Company's current report on Form 8-
                         Carrols Corporation, as Purchaser, and the        K filed August 20, 1997
                         individuals and trusts listed on Exhibit A
                         attached thereto, as Sellers, the individuals and
                         entities listed on Exhibit B attached thereto, as
                         Affiliated Real Property Owners, and Richard D.
                         Fors, Jr. And Charles J. Mund, as the Seller's
                         representatives
16.1                     Letter re: change in certifying accountant        Exhibit 16.1 to the Company's 1996  Annual Report on
                                                                           Form 10-K
16.2                     Letter re: change in certifying accountant        Exhibit 16.1 to the Company's current report on Form 8-K
                                                                           filed August 15, 1997
22.1                     Subsidiaries of the Registrant:
                         Carrols J.G. Corp., Carrols Realty Holdings
                         Corp., Carrols Realty I Corp., Carrols Realty II
                         Corp., CDC Theater Properties, Inc., H.N.S.
                         Equipment & Leasing Corp., Quanta Advertising
                         Corp., Confectionery Square Corp., Jo-Ann
                         Enterprises, Inc.
27                       Financial Data Schedule

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

      SIGNATURE                           TITLE
  DATE

/s/ Alan Vituli                          Director, Chairman and Chief                         November 9, 1998
(Alan Vituli)                            Executive Officer
/s/ Daniel T. Accordino                  Director, President and Chief                        November 9, 1998
(Daniel T. Accordino)                    Operating Officer
/s/ Benjamin D. Chereskin                Director                                             November 9, 1998
(Benjamin D. Chereskin)
/s/ James M. Conlon                      Director                                             November 9, 1998
(James M. Conlon)
/s/ David J. Mathies, Jr.                Director                                             November 9, 1998
(David J. Mathies, Jr.)
/s/ C. Ronald Petty                      Director                                             November 9, 1998
(C. Ronald Petty)
/s/ Robin P. Selati                      Director                                             November 9, 1998
(Robin P. Selati)
/s/ Clayton E. Wilhite                   Director                                             November 9, 1998
(Clayton E. Wilhite)
/s/ Paul R. Flanders                     Vice President - Finance                             November 9, 1998
(Paul R. Flanders)                       and Treasurer
/s/ Timothy J. LaLonde                   Vice President - Controller                          November 9, 1998
(Timothy J. LaLonde)

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


                                          /s/ PricewaterhouseCoopers L.L.P.




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

                     CARROLS CORPORATION AND SUBSIDIARIES

                          DECEMBER 31, 1997 AND 1996
                                  ___________



LIABILITIES AND STOCKHOLDERS' EQUITY                                           1997                         1996
Current liabilities:
  Accounts payable                                                  $ 11,950,000                $  9,319,000
  Accrued interest                                                     4,770,000                   4,741,000
  Accrued payroll, related taxes and benefits                          6,299,000                   4,620,000
  Accrued income taxes                                                      -                      1,058,000
  Other liabilities                                                    5,104,000                   3,875,000
  Current portion of long-term debt (Note 4)                           3,137,000                       8,000
  Current portion of capital lease obligations
   (Note 3)                                                              441,000                     574,000
    Total current liabilities                                         31,701,000                  24,195,000
Long-term debt, net of current portion (Note 4)                      154,649,000                 118,180,000
Capital lease obligations, net of current portion
    (Note 3)                                                           2,060,000                   2,503,000
Deferred income - sale/leaseback of real estate
    (Note 3)                                                           4,555,000                   2,154,000
Accrued postretirement benefits (Note 9)                               1,627,000                   1,522,000
Other liabilities                                                      3,289,000                   1,696,000
        Total liabilities                                            197,881,000                 150,250,000
Commitments and contingencies
Stockholders' equity (deficit) (Note 6):
  Common stock, par value $1; authorized
    1,000 shares, issued and outstanding -
    10 shares                                                                 10                          10
  Additional paid-in capital
                                                                    28,362,990                  1,411,990
  Accumulated deficit
                                                                    (10,916,000)                (10,574,000)
  Less: note receivable - redemption of warrants
                                                                    -___                        (2,500,000)
        Total stockholders' equity (deficit)
                                                                    17,447,000                  (11,662,000)
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

                     CARROLS CORPORATION AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

                 YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
                                  ___________



                                                                                                                       TOTAL
                                                       ADDITIONAL                                                  STOCKHOLDERS'
                                        COMMON           Paid-in            ACCUMULATED             Notes             EQUITY
                                         STOCK           CAPITAL              DEFICIT            RECEIVABLE          (DEFICIT)
Balance at December 31, 1994        $  10          $ 1,474,990        $(28,683,000)          $    -             $(27,208,000)
Net income                                                              14,926,000                                14,926,000
Dividends declared                                    (636,000)                                                     (636,000)
Exercise of stock options                                2,000                                                         2,000
Balance at December 31, 1995           10              840,990         (13,757,000)               -              (12,916,000)
Net income                                                               3,183,000                                 3,183,000
Dividends declared                                  (1,000,000)                                                   (1,000,000)
Exercise of stock options                               12,000                                                        12,000
Tax benefit from sale of
  stock options due to
  change of control                                  1,559,000                                                     1,559,000
Loan to purchase warrants                                                                    (2,500,000)          (2,500,000)
Balance at December 31, 1996           10            1,411,990         (10,574,000)          (2,500,000)         (11,662,000)
Net income                                                               2,158,000                                 2,158,000
Dividends declared                                  (4,338,000)                                                   (4,338,000)
Capital contribution                                30,382,000                                                    30,382,000
Tax benefit from sale of
  stock options due to
  change of control                                    907,000                                                       907,000
Redemption of warrants                                                  (2,500,000)            2,500,000
Balance at December 31, 1997        $  10          $28,362,990        $(10,916,000)          $         -         $ 17,447,000










The accompanying notes are an integral part of these financial statements.

                     CARROLS CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
                                  ___________


                                                                      1997                    1996                    1995
Cash Flows From Operating Activities:
 Net income                                                  $  2,158,000            $  3,183,000            $ 14,926,000
  Adjustments to reconcile net income
  To net cash provided by operating activities:
      (Gain) loss on disposal of property equipment              (344,000)               (314,000)                156,000
      Depreciation and amortization                            15,102,000              11,015,000              11,263,000
      Deferred income taxes                                       860,000                 160,000             (10,061,000)
  Changes in operating assets and liabilities:
      Refundable income taxes                                  (2,141,000)                  -                       -
      Trade and other receivables                                  45,000                (105,000)               (156,000)
      Inventories                                                (588,000)                129,000                 (38,000)
      Prepaid real estate tax expenses and other
        current assets                                           (731,000)               (174,000)                (45,000)
      Other assets                                               (149,000)               (611,000)                (80,000)
      Accounts payable                                          2,631,000                 410,000               1,363,000
      Accrued payroll, related tax and benefits                 1,286,000                (256,000)                297,000
      Accrued income taxes                                     (1,058,000)                983,000                  48,000
      Other liabilities - current                               1,229,000                 266,000                (893,000)
      Accrued interest                                             29,000                 (68,000)                (90,000)
      Other liabilities - long-term                             1,593,000                (231,000)                 84,000
      Other                                                        18,000                 (65,000)                (92,000)
Net cash provided from operating activities                    19,940,000              14,322,000              16,682,000
Cash Flows For Investing Activities:
  Capital expenditures:
   New restaurant development                                  (9,732,000)              5,280,000)             (2,767,000)
   Remodels                                                    (3,807,000)             (6,656,000)             (2,524,000)
   Other capital expenditures                                  (4,671,000)             (3,319,000)             (2,731,000)
  Acquisition of restaurants                                  (78,485,000)             (7,945,000)               (516,000)
  Notes and mortgages issued                                            -                (749,000)             (2,503,000)
  Payments received on notes and mortgages                         88,000                  39,000                  32,000
  Disposal of property, equipment
   And franchise rights                                         1,224,000               2,342,000                  17,000
  Other investments                                                     -               1,330,000              (1,356,000)
Net cash used for investing activities                        (95,383,000)            (20,238,000)            (12,348,000)



The accompanying notes are an integral part of these financial statements.

                     CARROLS CORPORATION AND SUBSIDIARIES

                 YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
                                 ___________



                                                                      1997                   1996                    1995
Cash Flows From Financing Activities:
  Proceeds from long-term debt, net                          $ 62,614,000           $ 2,997,000             $  4,376,000
  Principal payments and retirements of
   long-term obligations                                      (26,184,000)           (2,047,000)              (9,184,000)
  Proceeds from sale-leaseback transactions                    13,000,000             4,246,000                  861,000
  Dividends paid                                               (4,338,000)           (1,000,000)                (636,000)
  Exercise of employee stock options and
   related tax benefits                                           907,000             1,571,000                    2,000
  Capital contribution                                         30,382,000                     -                        -
Net cash provided from (used for) financing activities         76,381,000             5,767,000               (4,581,000)
Net increase (decrease) in cash and cash equivalents              938,000              (149,000)                (247,000)
Cash and cash equivalents, beginning of year                    1,314,000             1,463,000                1,710,000
Cash and cash equivalents, end of year                       $  2,252,000           $ 1,314,000             $  1,463,000
Supplemental disclosures:
  Interest paid on debt                                      $ 15,552,000           $14,277,000             $ 14,590,000
  Income taxes paid                                          $  1,456,000           $   393,000             $    153,000










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

Minimum rent commitments under noncancelable leases at December 31, 1997 were as follows:

                                                                  CAPITAL                   OPERATING
Years Ending:
  1998                                                  $   758,000                $ 18,807,000
  1999                                                      541,000                  17,884,000
  2000                                                      480,000                  17,470,000
  2001                                                      469,000                  16,889,000
  2002                                                      429,000                  16,069,000
  2003 and thereafter                                     1,329,000                 123,819,000
Total minimum lease payments                              4,006,000                $210,938,000
 Less amount representing interest                        1,505,000
Total obligations under capital leases                    2,501,000
 Less current portion                                       441,000
Long term obligations under capital leases              $ 2,060,000


Total rent expense on operating leases, including percentage rent on both operating and capital leases, for the past three years was as follows:


                                                         1997                      1996                     1995
Minimum rent on real property                  $ 15,303,000              $ 11,590,000             $ 11,108,000
Additional rent based on a
  percentage of sales                             3,099,000                 2,700,000                2,548,000
Equipment rent                                      162,000                   167,000                  164,000
                                               $ 18,564,000              $ 14,457,000             $ 13,820,000

4.  LONG-TERM DEBT


Long-term debt at December 31 consisted of:

                                                               1997                      1996
Collateralized:
  Revolving loan facility
                                                     $  2,500,000              $  4,669,000
  Acquisition loan
                                                     -                         5,000,000
  Advance term loan facility
                                                     46,786,000                -
  Other notes payable with interest

rates to 10%                                         863,000                   857,000
Unsecured 11.5% senior notes
                                                     107,637,000               107,662,000

                                                     157,786,000               118,188,000
Less current portion
                                                     3,137,000                 8,000

                                                     $154,649,000              $118,180,000

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


At December 31, 1997, principal payments required on all long-term debt are as follows:

1998                                               $  3,137,000
1999                                                  4,274,000
2000                                                  5,153,000
2001                                                  8,486,000
2002                                                  6,438,000
2003 and thereafter                                 129,798,000
                                                   $157,286,000


5.  INCOME TAXES

The income tax provision (benefit) was comprised of the following at December 31:

                                              1997                   1996                   1995
Current:
  Federal                            $  887,000             $  981,000               $   35,000
  State                                 628,000                400,000                  200,000
                                      1,515,000              1,381,000                  235,000
Deferred:
  Federal                              (672,000)             1,199,000               (8,552,000)
  State                                (188,000)               520,000               (1,509,000)
                                       (860,000)             1,719,000               10,061,000)
                                     $  655,000             $3,100,000             $ (9,826,000)


The components of deferred income tax assets and liabilities at December 31, are as follows:

                                                                1997                       1996
Deferred tax assets:
  Accounts receivable and other reserves              $   408,000               $   503,000
  Accrued vacation benefits                               508,000                   427,000
  Other accruals                                          168,000                     -
  Deferred gain on sale of real estate                  1,710,000                   853,000
  Postretirement benefits                                 650,000                   602,000
  Capital leases                                          464,000                   463,000
  Property and equipment depreciation                     549,000                   671,000
  Alternative minimum tax credit
   carryforward                                            21,000                     -
  Net operating loss carryforwards                     10,459,000                12,348,000
                                                       14,937,000                15,867,000
Deferred tax liabilities:
  Amortization of franchise rights                      5,896,000                 5,966,000
Net deferred income tax assets                        $ 9,041,000               $ 9,901,000

The Company has net operating loss carryforwards for income tax purposes of approximately $27 million. The net operating loss carryforwards expire in varying amounts beginning in 2003 through 2010. Due to a change in ownership the Company is limited, for Federal tax purposes, to a $4,354,000 utilization of net operating losses annually. Realization of the deferred income tax assets relating to these net operating losses is dependent on generating sufficient taxable income prior to the expiration of the loss carryforwards. Based upon results of operations, management believes it is more likely than not that the Company will generate sufficient future taxable income to fully realize the benefit of the net operating loss carryforwards and existing temporary differences, although there can be no assurance of this. Accordingly, during 1995, the previously provided valuation allowance was eliminated and the net deferred tax assets were recognized as a deferred income tax benefit.

A reconciliation of the statutory federal income tax rate to the effective tax rates for the years ended December 31, is as follows:

                                                         1997                                       1996
Statutory federal income tax rate            $ 957,000   34.0%                           $2,136,000  34.0%
State income taxes, net of
  federal benefit                              266,000    9.5%                              607,000   9.7%
Nondeductible expenses                         197,000    7.0%                              197,000   3.1%
Tax appeals settlement                        (806,000) (28.7)%                               -        -
Miscellaneous                                   41,000    1.4 %                             160,000   2.5%
                                              $655,000    23.2%                          $3,100,000  49.3%

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

HOLDINGS

The sole activity of Holdings is the ownership of 100% of the stock of Carrols Corporation. In February 1997, a 1 for 3.701 reverse stock split was effected to reduce the outstanding shares of common stock of Holdings to 850,000 shares. As a result of a recapitalization in February 1997, the capital structure of Holdings was as follows at December 31, 1997:


Class A, preferred stock 10% cumulative redeemable,
         par value $.01, authorized, issued
         and outstanding 3,633 shares at
         liquidation preference
         and redemption price                                                    $3,633,000
Voting common stock, par value $.01, authorized
         3,000,000 shares issued and outstanding
         1,144,144 shares                                                            11,000

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

A summary of all option activity in the 1996 Plan for the year ended December 31, 1997 was as follows:

                                                       OPTIONS AT                OPTIONS AT
                                                                $101.77                   $110.00
Balance at December 31, 1996                                -                          -
   Granted                                                72,250                     14,460
   Canceled                                                 -___                       (570)
Balance at December 31, 1997                              72,250                     13,890
Exercisable at December 31, 1997                          34,850                       -___

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


9.  POSTRETIREMENT BENEFITS

While the Company reserves the right to change its policy, the Company provides postretirement medical and life insurance benefits covering substantially all salaried employees.
The following is the plan status and accumulated postretirement benefit obligation (APBO) at December 31:

                                                                          1997                          1996
Accumulated benefit obligation:
   Retirees                                                  $   519,000                    $   518,000
   Fully eligible active participants                             28,000                         26,000
   Other active plan participants not fully
     eligible                                                    814,000                        697,000
       Total APBO                                              1,361,000                      1,241,000
   Unrecognized prior service cost                               286,000                        315,000
   Unrecognized net  actuarial losses                            (20,000)                       (34,000)
Accrued postretirement benefit obligation                    $ 1,627,000                    $ 1,522,000

Net periodic postretirement benefit cost for 1997, 1996 and 1995 included the following components:

                                                              1997                  1996                  1995
   Service cost - benefits earned during
     the year                                         $ 69,000              $ 64,000              $ 47,000
   Interest cost on accumulated benefit
     obligation                                         85,000                77,000                76,000
   Net amortization of actuarial
     gains and losses and prior service
     costs                                             (25,000)              (25,000)              (29,000)
                                                      $129,000              $116,000              $ 94,000

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

The following unaudited proforma results of operations assume these acquisitions occurred as of the beginning of the respective periods:

                                                      (Unaudited)
                                                YEAR   ENDED  DECEMBER
31,

                                                      1997                    1996
Revenues                                     $341,889,000            $329,927,000
Operating Income                             $ 21,129,000            $ 28,652,000
Net income                                   $  2,829,000            $  5,603,000

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

During  the year ended December 31, 1997, the Company acquired a total
of 93 restaurants.   Assets  acquired and liabilities assumed in these
transactions were as follows:

Inventory                                    $   604,000
Land                                           1,025,000
Buildings and improvements                     1,532,000
Equipment                                     10,221,000
Franchise rights                              65,496,000
Accrued payroll, related taxes
   and benefits                                 (393,000)
                                             $78,485,000

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