Form 10-Q
period 1998-09-30
CARROLS CORP
filed 1998-11-17
CIK 17927

FORM 10-Q


                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

[X] Quarterly report pursuant to section 13 or 15 (d) of the Securities Exchange Act of 1934

     For the quarterly period ended SEPTEMBER 30, 1998
                              or

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


             Yes   X                    No


Common stock, par value $1.00, outstanding at November 13, 1998

                             10 SHARES

                                    1 of 19

                       PART 1 - FINANCIAL INFORMATION

                    CARROLS CORPORATION AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS



                         ASSETS                                 SEPTEMBER 30,              DECEMBER 31,
                                                                    1998                       1997
                                                                 (unaudited)
Current assets:
  Cash and cash equivalents                                            $  2,442,000 $  2,252,000
  Trade and other receivables                                               870,000
                                                                                    748,000
  Inventories                                                             2,973,000
                                                                                    3,355,000
  Prepaid real estate taxes                                               1,434,000
                                                                                    939,000
  Prepaid expenses and other current assets                               2,540,000
                                                                                    1,388,000
  Refundable income taxes                                                   869,000
                                                                                    2,141,000
  Deferred income taxes                                                   2,980,000
                                                                                    2,605,000
        Total current assets                                             14,108,000
                                                                                    13,428,000
Property and equipment, at cost:
  Land                                                                    9,026,000
                                                                                    7,280,000
  Buildings and improvements                                             24,639,000
                                                                                    12,487,000
  Leasehold improvements                                                 54,058,000
                                                                                    43,146,000
  Equipment                                                              75,114,000
                                                                                    61,331,000
  Capital leases                                                         14,548,000
                                                                                    14,548,000
                                                                        177,385,000
                                                                                    138,792,000
  Less accumulated depreciation
    and amortization                                                   (76,060,000)
                                                                                    (67,908,000)
      Net property and equipment                                        101,325,000
                                                                                    70,884,000
Franchise rights, at cost less accumulated
amortization of $27,974,000 and            $25,047,000,
respectively                                                            107,106,000
                                                                                    108,938,000
Intangible assets, at cost less accumulated
amortization of $9,229,000 and             $8,900,000,
respectively                                                             71,547,000
                                                                                    7,864,000
Other assets                                                              7,251,000    7,778,000
Deferred income taxes                                                    5,561,000
                                                                                    6,436,000
                                                                      $306,898,000
           $215,328,000



The accompanying notes are an integral part of these financial statements.

                    CARROLS CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED BALANCE SHEETS (CONT'D)





LIABILITIES AND STOCKHOLDER'S EQUITY                            SEPTEMBER 30,              DECEMBER 31,
                                                                    1998                       1997
                                                                 (unaudited)
Current liabilities:
  Accounts payable                                       $ 14,091,000               $ 11,950,000
  Accrued interest                                          2,344,000                  4,770,000
  Accrued payroll, related taxes and
    benefits                                                8,040,000                  6,299,000
  Other liabilities                                         9,672,000                  5,104,000
  Current portion of long-term debt                         8,351,000                  3,137,000
  Current portion of capital lease
    obligations                                               302,000                    441,000
        Total current liabilities                          42,800,000                 31,701,000
Long-term debt, net of current portion                    231,125,000                154,649,000
Capital lease obligations, net of current   portion
                                                            1,835,000                  2,060,000
Deferred income - sale/leaseback of
 real estate                                                4,342,000                  4,555,000
Accrued postretirement benefits                             1,765,000                  1,627,000
Other liabilities                                           6,746,000                  3,289,000
        Total liabilities                                 288,613,000                197,881,000
Stockholder's equity:
  Common stock, par value $1; authorized
   1,000 shares, issued and outstanding -
   10 shares                                                       10                         10
  Additional paid-in capital
                                                         24,484,990                 28,362,990
  Accumulated deficit
                                                         (6,200,000)                (10,916,000)
   Total stockholder's equity
                                                         18,285,000                 17,447,000
                                                                                                      $306,898,000
$215,328,000




The accompanying notes are an integral part of these financial statements.

                    CARROLS CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF OPERATIONS
               THREE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                                 (unaudited)







                                                                    1998                       1997
                                                                 (13 weeks)                 (13 weeks)
Revenues:
  Restaurant sales                                       $ 112,608,000               $ 76,589,000
  Franchise fees and royalties                                 161,000                       -
    Total revenues                                         112,769,000
                                                                                     76,589,000
Costs and expenses:
  Cost of sales                                             34,204,000
                                                                                     22,303,000
  Restaurant wages and related expenses                     32,259,000
                                                                                     23,283,000
  Advertising expense                                        5,049,000
                                                                                     3,302,000
  Other restaurant operating expenses                       21,982,000
                                                                                     15,965,000
  Administrative expenses                                    5,297,000
                                                                                     3,667,000
  Depreciation and amortization                              5,334,000
                                                                                     3,741,000
    Total operating expenses                               104,125,000
                                                                                     72,261,000
Operating income                                             8,644,000
                                                                                     4,328,000
  Refinancing expenses (Note 5)                              1,639,000                                    -
  Interest expense                                           5,819,000
                                                                                     3,978,000
    Income before income taxes                               1,186,000
                                                                                     350,000
Provision (benefit) for income taxes                           527,000                   (191,000)
    Net income                                           $     659,000                             $
                                                                                     541,000













The accompanying notes are an integral part of these financial statements.

                    CARROLS CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                                 (unaudited)







                                                                    1998                       1997
                                                                 (40 weeks)                 (39 weeks)
Revenues:
  Restaurant sales                                       $305,866,000                $207,113,000
  Franchise fees and royalties                                161,000                        -  _
    Total revenues                                        306,027,000                 207,113,000
Costs and expenses:
  Cost of sales                                            89,829,000                  59,600,000
  Restaurant wages and related expenses                    89,014,000                  63,539,000
  Advertising expense                                      13,920,000                   9,093,000
  Other restaurant operating expenses                      60,685,000                  43,005,000
  Administrative expenses                                  13,364,000                   9,337,000
  Depreciation and amortization                            14,294,000                  10,578,000
    Total operating expenses                              281,106,000                 195,152,000
Operating income                                           24,921,000                  11,961,000
  Refinancing expenses (Note 5)                             1,639,000                        -
  Interest expense                                         14,716,000                  11,059,000
    Income before income taxes                              8,566,000                     902,000
Provision for income taxes                                  3,850,000                     181,000
    Net income                                           $  4,716,000                $    721,000












The accompanying notes are an integral part of these financial statements.

                    CARROLS CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                                 (unaudited)

                                                                       1998                     1997
                                                                    (40 weeks)               (39 weeks)
Cash flows from operating activities:
  Net income                                                 $ 4,716,000                                       $
                                                                                      721,000
  Adjustments to reconcile net income
    to cash provided by operating  activities:
      Depreciation and amortization                           14,294,000                10,578,000
      Deferred income taxes                                     (445,000)                     -
      Gain on sale of property and equipment                    (119,000)                 (344,000)
      Change in operating assets and
        liabilities                                            3,808,000                (3,904,000)
      Cash provided by operating activities                   22,254,000                 7,051,000
Cash flows from investing activities:
  Capital expenditures:
      Purchase of Pollo Tropical, Inc.,
        net of cash acquired                                 (96,632,000)                     -
      New restaurant development                              (7,595,000)               (6,391,000)
      Remodels and other capital expenditures                (14,368,000)               (4,561,000)
      Acquisitions of Burger King restaurants                   (629,000)              (78,056,000)
  Proceeds from sales of property and equipment                1,337,000                 1,092,000
      Net cash used for investing activities                (117,887,000)              (87,916,000)
Cash flows from financing activities:
  Proceeds from revolving loan facility, net                   8,800,000                3,600,000
  Proceeds from advance term loan facility                    75,000,000               62,700,000
  Principal payments on advance term loan
    facility                                                  (2,177,000)                (200,000)
  Principal payments on capital leases                          (364,000)                (444,000)
  Proceeds from issuing stock                                       -                  30,442,000
  Proceeds from sale-leaseback transactions                   18,536,000                     -
  Dividends paid                                              (3,878,000)              (2,349,000)
  Retirement of long-term debt                                      -                  (9,669,000)
  Financing costs associated with long-term debt                 (75,000)              (2,397,000)
  Other                                                          (19,000)                 (23,000)
      Net cash provided by financing activities               95,823,000               81,660,000
Increase in cash and cash equivalents                            190,000                  795,000
Cash and cash equivalents, beginning of period                 2,252,000                1,314,000
Cash and cash equivalents, end of period                    $  2,442,000              $ 2,109,000


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

     The Company uses a 52-53 week fiscal year ending on the Sunday closest to December 31. Fiscal 1998 will contain 53 weeks and the Company has included the extra week in its second fiscal quarter of 1998. Accordingly, the nine months results of operations and cash flows ending September 30, 1998 and 1997 include 40 weeks and 39 weeks, respectively.

     The results of operations for the three and nine months ended September 30, 1998, are not necessarily indicative of the results to be expected for the full year.

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

                       CARROLS CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                 (continued)



2.   INVENTORIES

     Inventories at September 30, 1998 and December 31, 1997, consisted of:

                                           September 30,          December 31,
                                               1998                  1997
   Raw materials (food and
     paper products)                 $1,964,000             $2,111,000
   Supplies                             1,009,000               1,244,000
                                     $2,973,000                $3,355,000

3.   INCOME TAXES

     The income tax provision for the nine months ended September 30, 1998 and 1997 was comprised of the following:

                                              1998                    1997
   Current                          $ 4,295,000              $ 181,000
   Deferred                           (445,000)                      -
                                    $ 3,850,000              $ 181,000

     For 1998 and 1997 the difference between the expected tax provision resulting from application of the federal statutory income tax rate to pre-tax income and the reported income tax provision result principally from state taxes and non-deductible amortization of certain franchise rights and other intangible assets.

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

                       CARROLS CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                 (continued)



4.   ACQUISITIONS (continued)

     On July 9, 1998, the Company consummated the purchase of Pollo Tropical Inc. ("Pollo Tropical") for an approximate cash purchase price of $96.6 million and on July 20, 1998 merged Pollo Tropical into the Company. The excess purchase price over net assets acquired, of approximately $64.0 million, is included in intangible assets. The Company used its existing senior credit facility to finance the Pollo Tropical acquisition. This borrowing required the Company to amend this facility in July 1998 to modify, among other things, certain financial covenants with respect to debt to cash flow ratios.

     The following proforma results of operations for the periods presented below assume these acquisitions occurred as of the beginning of the respective periods:

                                NINE MONTHS ENDED SEPTEMBER 30,
                                      1998           1997

Revenues                             $344,114,000             $302,648,000
Operating income                     $ 30,519,000             $ 21,580,000
Net income                           $  5,441,000             $  1,083,000


     The preceding proforma financial information is not necessarily indicative of the operating results that would have occurred had any of the acquisitions been consummated as of the beginning of the respective periods, nor are they necessarily indicative of future operating results.


5.   LOSS ON REFINANCING EXPENSES

     The Company expensed all costs associated with its efforts to refinance its existing debt in the third quarter of 1998 as the timing of any future refinancing is uncertain and the related activities have currently ceased. Approximately $1.2 million of these costs related to losses on interest rate hedge transactions, which were settled in the third quarter.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                    OF OPERATIONS AND FINANCIAL CONDITION
                          ________________________


OVERVIEW

     The Company is the largest Burger King franchisee in the United States and has operated Burger King restaurants since 1976. As of September 30, 1998, the Company operated 338 Burger King restaurants located in 13 Northeastern, Midwestern and Southeastern states. Over the last five years, the Company has selectively expanded its operation through the acquisition and construction of additional Burger King restaurants while also enhancing the quality of operations, the competitive position and financial performance of its existing restaurants. As a result of its growth strategy, the Company has increased the total number of restaurants it operates by over 70% from 1993 to 1997 , and over 40% in 1997 alone. In July 1998, the Company completed its acquisition of Pollo Tropical, a regional quick-service restaurant chain featuring grilled marinated chicken and authentic "made from scratch" side dishes. At September 30, 1998 the Company owned and operated 37 Pollo Tropical restaurants in Florida and franchised an additional 20 restaurants in the Caribbean and South America.

RESULTS OF OPERATIONS

     THREE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1997.

     The following table sets forth, for the three months ended September 30, 1998 and 1997, selected operating results as a percentage of restaurant sales, except for administrative expenses, operating income and EBITDA which are presented as a percentage of total revenues:

                                                        1998                 1997
Restaurant sales                                  100.0%               100.0%
Costs and expenses:
 Cost of sales                                     30.4%                29.1%
 Restaurant wages and related
  expenses                                         28.6%                30.4%
 Other restaurant expenses including
  advertising                                      24.0%                25.2%
 Administrative expenses                            4.7%                 4.8%
 Depreciation and amortization                      4.7%                 4.9%
Operating income                                    7.7%                 5.7%
EBITDA                                             12.4%                10.5%

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                    OF OPERATIONS AND FINANCIAL CONDITION
                          ________________________


     RESTAURANT SALES Restaurant sales for the three months ended September 30, 1998, increased 47.0% to $112.6 million from $76.6 million in the third quarter of 1997. The increase in sales was primarily the result of the growth in the number of Burger King restaurants operated by the Company which increased from 329 at the end of the third quarter of 1997 to 338 at the end of the third quarter of 1998 and the acquisition of 36 Pollo Tropical restaurants in July 1998. During the twelve months ended September 30, 1998, the Company opened 10 Burger King restaurants, opened 1 Pollo Tropical restaurant, acquired 4 Burger King restaurants and closed five underperforming Burger King restaurants. Sales at the Company's 258 comparable Burger King restaurants (those units operating for the entirety of the compared periods) increased 7.9% for the third quarter of 1998.

     OPERATING COSTS AND EXPENSES Cost of sales (food and paper costs), as a percentage of sales, were 30.4% for the three months ended September 30, 1998 compared to 29.1% for the third quarter of 1997. The increase in 1998 is due, in part, to higher food cost relationships at the Company's Pollo Tropical restaurants, which accounted for 15% of total restaurant sales in the quarter. Cost of sales, as a percentage of sales, for Pollo Tropical restaurants was 34.5% in the third quarter. The increase in 1998 was also due, in part, to higher food commodity costs at the Company's Burger King restaurants associated with the introduction of a new french fry product in January 1998, offset, in part, by lower beef costs.

     Restaurant wages and related expenses decreased as a percentage of sales during the third quarter from 30.4% in 1997 to 28.6% in 1998 due, in part, to lower labor costs as a percentage of sales at the Company's Pollo Tropical restaurants. Pollo Tropical labor costs were 22.6%, as a percentage of sales, in the third quarter. Additionally, these expenses decreased as a percentage of sales for the Company's Burger King restaurants due to restaurant labor efficiencies, the effect of increased sales on fixed restaurant management labor, and lower effective unemployment tax rates in New York State and Ohio. These decreases were, in part, offset by the effect of an increase in the Federal minimum wage rate from $4.75 per hour to $5.15 per hour which took effect in September 1997.

     Other restaurant operating expenses, including advertising, decreased from 25.2% of sales in the third quarter of 1997 to 24.0% in the third quarter of 1998. This decrease was due to lower expense relationships of the Company's Pollo Tropical restaurants, whose other operating costs were 16.0%, as a percentage of restaurant sales, in the third quarter and the effect of higher restaurant sales on the fixed components of the Company's costs.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                    OF OPERATIONS AND FINANCIAL CONDITION
                          ________________________


     Administrative expenses, as a percentage of sales, decreased from 4.8% in the third quarter of 1997 to 4.7% in 1998. The approximate $1.6 million increase in the third quarter of 1998 compared to 1997 is due to the acquisition of Pollo Tropical and the addition of field supervision and corporate support as a result of the 1997 addition of over 93 Burger King restaurants and to support the Company's plans for continued expansion.

     Earnings before interest, taxes, refinancing expenses, depreciation and amortization ("EBITDA") increased from $8.1 million in the third quarter of 1997 to $14.0 million in the third quarter of 1998. As a percentage of total revenues, EBITDA increased from 10.5% in 1997 to 12.4% in 1998 as a result of the factors discussed above. While EBITDA should not be construed as a substitute for operating income or a better indicator of liquidity than cash flow from operating activities, which are determined in accordance with generally accepted accounting principles, EBITDA is included herein to provide additional information with respect to the ability of the Company to meet its future debt service, capital expenditures and working capital requirements. In addition, management believes that certain investors and lenders find EBITDA to be a useful tool for measuring the ability of the Company to service its debt.

     Depreciation and amortization increased $1.6 million in the third quarter of 1998 due primarily to the increase in amortization resulting from goodwill and purchased intangibles associated with the purchase of Pollo Tropical, Inc. on July 9, 1998 and the purchase of Burger King restaurants in 1997.

     Interest expense was $5.8 million in the third quarter of 1998 compared to $4.0 million in 1997. The increase in 1998 was due to higher average debt balances from funding the acquisition of Pollo Tropical and the construction of additional Burger King restaurants in 1997 and 1998.

     The provision for income taxes of $0.5 million in the third quarter of 1998 and $3.9 million for the first nine months of 1998 is based on an estimated annual effective income tax rate for 1998 of 45%. This rate is higher than the Federal statutory tax rate due to state franchise and income taxes and non-deductible amortization of certain franchise rights and intangible assets.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                    OF OPERATIONS AND FINANCIAL CONDITION
                          ________________________


RESULTS OF OPERATIONS

NINE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1997.

     The following table sets forth, for the nine months ended September 30, 1998 and 1997, selected operating results as a percentage of restaurant sales except for administrative expenses, operating income and EBITDA, which are presented as a percentage of total revenues:

                                                        1998                 1997
Restaurant sales                                  100.0%               100.0%
Costs and expenses:
 Cost of sales                                     29.4                 28.8
 Restaurant wages and related
  expenses                                         29.1                 30.7
 Other restaurant expenses including
  advertising                                      24.4                 25.2
 Administrative expenses                            4.4                  4.5
 Depreciation and amortization                      4.7                  5.1
Operating income                                    8.1%                 5.8%
EBITDA                                             12.8%                10.9%


     RESTAURANT SALES Restaurant sales for the nine months ended September 30, 1998, increased 47.7% to $305.9 million from $207.1 million in the nine months of 1997. Sales at the Company's 224 comparable restaurants (those units operating for the entirety of the compared periods) increased 10.2% for the nine months of 1998. Adjusted for the additional week in 1998, comparable restaurant sales increased 7.2%.

     OPERATING COSTS AND EXPENSES Cost of sales, as a percentage of sales, were 29.4% for the nine months ended September 30, 1998 compared to 28.8% for the first nine months of 1997. The increase in 1998 was due to higher cost relationships at the Company's Pollo Tropical restaurants and higher food commodity costs associated with the introduction of a new french fry product in January 1998 offset, in part, by lower beef costs. In addition, the Company's food and paper cost relationships have been somewhat higher for its recently acquired Burger King units prior to these units becoming fully integrated into the Company's operating systems.

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                  OF OPERATIONS AND FINANCIAL CONDITION
                        ________________________


     Restaurant wages and related expenses, as a percentage of sales, during the nine months ended September 30, 1998 decreased from 30.7% in 1997 to 29.1% in 1998 due to restaurant labor efficiencies, the effect of increased sales on fixed management labor, and lower effective unemployment tax rates in New York State and Ohio, offset, in part, by an increase in the Federal minimum wage rate from $4.75 per hour to $5.15 per hour which took effect in September 1997.

     Other restaurant operating expenses including advertising decreased from 25.2% of sales for the first nine months of 1997 to 24.4% for the first nine months of 1998, due in part to reduced utility costs associated with a milder winter in the Company's operating areas, as well as the effect of higher sales on the fixed components of the Company's costs.

     Administrative expenses, as a percentage of sales, decreased from 4.5% in the first nine months of 1997 to 4.4% for the first nine months of 1998. The approximate $4.8 million increase in the first nine months of 1998 compared to 1997 is due to the addition of field supervision and corporate support the 1997 acquisition of 93 Burger King restaurants, the July 1998 acquisition of Pollo Tropical and to support the Company's plans for continued expansion.

     Earnings before interest, taxes, refinancing expenses, depreciation and amortization ("EBITDA") increased from $22.5 million for the first nine months of 1997 to $39.2 million for the first nine months of 1998. As a percentage of total revenues, EBITDA increased from 10.9% in 1997 to 12.8% in 1998 as a result of the factors discussed above.

     Depreciation and amortization increased $3.7 million in the first nine months of 1998 compared to 1997 due primarily to the increase in goodwill and purchased intangibles associated with the purchase of Pollo Tropical, Inc. in July, 1998 and the purchase of Burger King restaurants in 1997.

     Interest expense was $14.7 million for the first nine months of 1998 compared to $11.1 million for the first nine months of 1997. The increase in 1998 was due to higher average debt balances from funding the acquisition of Pollo Tropical in July, 1998 and the acquisition and construction of Burger King restaurants in 1997.

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                  OF OPERATIONS AND FINANCIAL CONDITION
                        ________________________


LIQUIDITY AND CAPITAL RESOURCES

     The Company does not have significant receivables or inventory and receives trade credit based upon negotiated terms in purchasing food products and other supplies. The Company is able to operate with a substantial working capital deficit because (i) restaurant operations are conducted on a cash basis (ii) rapid turnover allows a limited investment in inventories, and (iii) cash from sales is usually received before related accounts for food, supplies and payroll become due. The Company's cash requirements arise primarily from the need to finance the opening and equipping of new restaurants, ongoing capital reinvestment in its existing restaurants, the acquisition of existing Burger King restaurants, and debt service.

     The Company generated cash flow from operations in the first nine months of 1998 of approximately $22.3 million, compared with $7.1 million for the first nine months of 1997.

     The Company's capital expenditures include acquisitions of $97.3 million and $78.1 million for the nine months ended September 30, 1998 and 1997, respectively. The Company acquired Pollo Tropical in July 1998 for $96.6 million. For the first nine months of 1998 and 1997, the Company acquired 2 and 91 Burger King restaurants, respectively, for $.6 million and $78.1 million, respectively.

     Capital expenditures, excluding acquisitions, for the first nine months of 1998 totaled $22.0 million, which included construction costs for twelve new Burger King restaurants, six of which were open at September 30, 1998. Capital expenditures, excluding acquisitions, for the same period in 1997 totaled $11.0 million, which included construction costs for seven new Burger King restaurants. The Company's capital expenditures also include remodeling costs and capital maintenance projects for the ongoing reinvestment and enhancement of its restaurants. These expenditures have increased in 1998 due to growth in the number of restaurants and investments being made to enhance the operations of the 95 Burger King restaurants the Company acquired since the beginning of 1997. Carrols also has projects underway to upgrade its corporate information and decision support systems along with its restaurant point-of-sale and management systems. These systems projects have resulted in incremental capital investments which totaled approximately $2.9 million for the first nine months of 1998.

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
            OF OPERATIONS AND FINANCIAL CONDITION - continued
                        ________________________


LIQUIDITY AND CAPITAL RESOURCES  - continued

The Company generated $18.5 million from the sale and leaseback of two Burger King restaurant properties and 12 Pollo Tropical restaurant properties during the first nine months of 1998, the proceeds of which were used to reduce outstanding debt. Carrols also paid dividends to its parent totaling $3.9 million for its parent's payment of dividends on its preferred stock and for the early redemption of the remaining $3.6 million in preferred stock which was scheduled for mandatory redemption in December 1998 and December 1999.

     At September 30, 1998, the Company had $130.9 million outstanding under its existing Senior Credit Facility. The Pollo Acquisition has been funded using the Company's existing Senior Credit Facility which was amended on July 9, 1998 to modify, among other things, certain financial covenants with respect to debt to cash flow ratios. The Company is in compliance with its debt covenants at September 30, 1998.

     In 1998, the Company anticipates capital expenditures of approximately $33 million, excluding the cost of acquisitions. These amounts include approximately $15 million for construction of new Burger King restaurants (including certain real estate) and $8 million for ongoing reinvestment and remodeling of its existing Burger King restaurants. In 1998, the Company has begun to upgrade its restaurant point-of-sale and in-restaurant support systems, and has also undertaken an upgrade of its corporate information and decision support systems. During 1998 and 1999 the Company estimates that it will incur total expenditures for these systems projects of $11 to $12 million. The Company anticipates total capital expenditures in 1998 of approximately $5 million for Pollo Tropical, consisting primarily of costs related to the construction of new restaurants.

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

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
            OF OPERATIONS AND FINANCIAL CONDITION - continued
                        ________________________

YEAR 2000

     The Company recognizes the need to ensure its operations will not be adversely impacted by Year 2000 software failures. Carrols has addressed this risk to the availability and integrity of financial systems and the reliability of operation systems. Carrols has projects underway for the installation of new point-of-sale systems in its restaurants and for the replacement of a substantial portion of its corporate financial and decision support systems.

The primary purpose of these projects is to improve the efficiency of Carrols' restaurant and support operations, however, they will also provide the additional benefit of making its systems Year 2000 compliant. The Company has purchased point-of-sale hardware and software, and a suite of corporate financial software applications all of which are designed and warranted to be Year 2000 compliant. The total cost of these capital projects is anticipated to be approximately $12 million to $13 million. Through September 30, 1998 the Company has expended $3.2 million associated with these projects. The majority of the remaining expenditures pertain to restaurant point-of-sale hardware.

As of November 13, 1998, the Company has successfully implemented certain corporate financial applications including general ledger, accounts payable and asset management as well as a portion of its payroll processing. The remaining significant corporate support systems to be implemented are restaurant payroll and human resources, which is anticipated to be implemented by March 31, 1999, and sales and inventory accounting systems which are anticipated to be implemented in the second quarter of 1999.

The Company believes that all of its computer systems will be Year 2000 compliant by the end of the second quarter of Fiscal 1999. The Company has not developed a detailed contingency plan due to the anticipated implementation dates of the projects above. The company is evaluating its implementation progress on an ongoing basis and will develop contingency plans as needed should its scheduled implementation dates be modified. This is a forward looking statement and is subject to risks and uncertainties, including the ability of third party vendors and software provided by third parties to effectively satisfy the requirements of being Year 2000 compliant.

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

          EXHIBIT NO.
              27         Financial Data Schedule

     (b) During the quarter the Company filed the following current reports on Form 8-K:

          . The Company filed Form 8-K dated July 9, 1998 reporting the acquisition of Pollo Tropical, Inc. under Item 2. Financial statements and proforma financial information required by
             Item 7 was filed as part of the Company's quarterly 10-Q filing for the quarter ended June 30, 1998.

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

                                        CARROLS CORPORATION
                                        968 James Street
                                        Syracuse, New York 13203
                                        (Registrant)


November 16, 1998                       /s/                     __
Date                                    (Signature)
                                        Alan Vituli
                                        Chairman and Chief Executive
                                        Officer




November 16, 1998                       /s/
Date                                    (Signature)
                                        Paul R. Flanders
                                        Vice President - Finance