Form 10-K405
period 1999-01-03
CARROLS CORP
filed 1999-04-01
CIK 17927

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                Annual Report Pursuant to Section 13 or 15 (d) of
                       the Securities Exchange Act of 1934

                      For Fiscal Year Ended January 3, 1999

                        Commission File Number 333-71593

                               -------------------

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

Securities registered pursuant to Section 12(g) of the Act:   None

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes x    No
                                             ---      ---

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

         The number of shares outstanding of each of the Registrant's classes of common stock, as of March 26, 1999: 10.

         The Company uses a 52-53 week fiscal year ending on the Sunday closest to December 31. All references herein to the fiscal years ended December 29, 1996, December 28, 1997, and January 3, 1999 will hereinafter be referred to as the fiscal years ended December 31, 1996, 1997 and 1998, respectively.

                                     PART I

     This 1998 Annual Report on Form 10-K contains statements which constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Those statements include statements regarding the intent, belief or current expectations of the Registrant and its management team. Investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements. Such risks and uncertainties include, among other things, competitive, economic and regulatory factors, general economic conditions, the ability of the Registrant to manage its growth and successfully implement its business strategy and other risks and uncertainties that are discussed herein.

ITEM 1.    BUSINESS

OVERVIEW



     Who We Are



     We are the largest Burger King(Registered) franchisee in the world, and we have operated Burger King restaurants since 1976. As of December 31, 1998, we operated 343 Burger King restaurants located in 13 Northeastern, Midwestern and Southeastern states. We also own and operate the Pollo Tropical restaurant chain which at December 31, 1998 included 40 company owned restaurants in Florida and 21 franchised restaurants. Over the last five years, we expanded our operations through the acquisition and construction of additional Burger King restaurants while also enhancing the quality of operations, the competitive position and the financial performance of our existing restaurants.



     As a result of our growth strategy, we increased the total number of Burger King restaurants we operate by over 55% from 1994 to 1998. From fiscal 1994 to fiscal 1998, we grew our revenues from $203.9 million to $416.6 million. In July 1998, we completed our purchase of Pollo Tropical for a cash purchase price of approximately $95 million. Pollo Tropical is a regional quick-service restaurant chain featuring grilled marinated chicken and authentic "made from scratch" side dishes. Before we acquired it, for the twelve months ended June 30, 1998, Pollo Tropical had revenues of $69.6 million. Assuming we had acquired Pollo Tropical on January 1, 1998, for fiscal 1998 our revenues would have been $454.7 million.



     The Burger King System



     Burger King is the second largest quick-service hamburger restaurant chain in the world, with approximately 10,200 restaurants throughout the U.S. and in 53 foreign countries. In fiscal 1997, BKC reported systemwide sales of approximately $7.9 billion from its restaurants in the U.S. From 1993 to 1997, BKC increased its market share of the domestic quick-service hamburger market from 16.2% to 19.4%. Burger King restaurants are quick-service restaurants of distinctive design which feature flame-broiled hamburgers and serve several widely-known, trademarked products, the most popular being the WHOPPER(Registered) sandwich. Burger King restaurants are generally located in high traffic areas throughout the U.S. We believe that the primary competitive advantages of Burger King restaurants are:



     o convenience of location;



     o speed of service;



     o quality; and



     o price.



     Pollo Tropical



     We operate and franchise Pollo Tropical quick-service restaurants featuring fresh grilled chicken marinated in a proprietary blend of tropical fruit juices and spices and authentic "made from scratch" side dishes. The menu emphasizes freshness and quality, with a focus on flavorful chicken served "hot off the grill." Pollo Tropical restaurants combine high quality, distinctive menu items and an inviting tropical setting with the convenience and value of quick-service restaurants.



     Pollo Tropical opened its first company-owned restaurant in 1988 in Miami, and its first international franchised restaurant in 1995 in Puerto Rico. As of December 31, 1998, we owned and operated 40 Pollo Tropical restaurants, all located in south and central Florida, and we franchised 21 Pollo Tropical restaurants located in Puerto Rico, the Dominican Republic, Ecuador, Netherlands Antilles and Miami. For the fiscal year ended December 31, 1998, Pollo Tropical's average comparable restaurant sales were approximately $2 million, which we believe is among the highest in the quick-service restaurant industry. We believe that our strategic acquisition of Pollo Tropical will allow us to:



     o broaden our restaurant concepts;



     o expand our geographic presence;

     o diversify our revenue base;



     o increase our cash flow; and



     o enhance our operating margins.



     The Industry



     The quick-service restaurant industry, which includes hamburgers, pizza, chicken, various types of sandwiches and Mexican and other ethnic foods, has experienced consistent growth. The National Restaurant Association estimates that sales at quick-service restaurants will reach approximately $105.7 billion in 1998, compared with approximately $61.4 billion in 1988.



     This growth in the quick-service restaurant industry reflects consumers' increasing desire for a convenient, reasonably priced restaurant experience. In addition, consumer need for meals and snacks prepared outside of the home has increased as a result of the greater numbers of working women and single parent families. According to the National Restaurant Association, the percentage of the average family's food budget spent on meals consumed "away from home" will have grown from approximately 25% of the food budget in 1955 to a projected 44% in 1999.


COMPETITIVE STRENGTHS


We attribute our success in the quick-service restaurant industry to the following competitive strengths:



     Largest Burger King Franchisee. We are the largest Burger King franchisee in the world. We believe that our leadership position, together with our experienced management team, effective management information systems, an extensive infrastructure and a proven track record for integrating acquisitions and new restaurants, provide us with attractive opportunities to build and acquire additional restaurants. In addition, we believe that these factors enable us to enhance restaurant margins and overall performance and allow us to operate more efficiently than other Burger King franchisees.



     Strong Brand Names. Since the formation of BKC in 1954, the Burger King brand has become one of the most recognized brands in the restaurant industry. BKC spends between 4% and 5% of total system sales on advertising per year (approximately $390 million in 1997 and approximately $1.5 billion over the past five years). The strong Burger King brand, coupled with the quality and value of the food and convenience of its restaurants has provided the Burger King system with consistent growth. According to Technomic, Inc., Burger King increased its share of the domestic quick-service hamburger market from approximately 16.2% to 19.4% from 1992 to 1997.



     Our acquisition of Pollo Tropical provides us with one of the most recognized quick-service restaurant brands in Pollo Tropical's core markets of south and central Florida. We believe that the following factors have led to the success of the Pollo Tropical concept:



     o strong brand awareness in Pollo Tropical's markets;



     o loyalty among our Hispanic customers; and



     o positioning of our menu to capitalize on the growing consumer preference for both healthier and ethnic foods.



     Stable Cash Flows. We believe that the stability of our operating cash flow is due to the proven success of the Burger King concept and our consistent focus on restaurant operations. During the past five years, our restaurant level EBITDA (EBITDA before general and administrative expenses) margins for our Burger King restaurants ranged between 15.4% and 18.2% and averaged 16.8%. In addition, over the same period, restaurant level EBITDA margins for Pollo Tropical restaurants ranged between 18.7% and 25.4% and averaged 23.1%. Cash flow from operations has increased from $14.4 million in 1994 to $23.3 million in 1998. We believe that the strength of our cash flow provides us with liquidity to pursue our growth strategy.



     Diversified Locations and Restaurant Concepts. Since August 1993, we have increased the number of Burger King restaurants we own by over 70% and we have increased our geographic presence from nine states to 13 states. Our acquisition of Pollo Tropical further expands our geographic presence through the location of Pollo Tropical restaurants in Florida, the Caribbean and Central and South America. We believe that this geographic expansion enables us to capitalize on a region that has a rapidly growing population and to further reduce our dependence on the economic performance of any one particular region. In addition, this acquisition enables us to further diversify our revenue and cash flow base to another concept within the quick-service restaurant industry.



     Experienced Management Team with a Significant Equity Stake. Our senior management team, headed by Chairman and Chief Executive Officer Alan Vituli and President and Chief Operating Officer Daniel T. Accordino, has a long and successful history of developing, acquiring and operating quick-service restaurants. Under their leadership and direction, we have become the largest Burger King franchisee. Mr. Vituli and Mr. Accordino lead a team of six regional operating directors who have an average of 22 years of restaurant industry experience and 46 district managers who have an average of 16 years of restaurant management experience in the Burger King system.



     We believe that the combination of our existing management team, together with the continuity of leadership provided by Pollo Tropical's President and Chief Operating Officer Nicholas A. Castaldo enhances our ability to capitalize on future growth opportunities in the quick-service restaurant industry. Our management owns (on a fully diluted basis) approximately 12% of Holdings, which owns 100% of our stock. Our regional and district managers also hold options to acquire equity in Holdings.


BUSINESS STRATEGY


     Our business strategy is to continue to increase revenues and cash flow through the construction of new restaurants, acquisitions, franchising and increasing operating efficiencies. Based on our historical performance, we believe that our business strategy represents a low-risk growth plan. Our strategy is based on the following components:



     Leverage Brand Names. We realize significant benefits as a Burger King franchisee. These benefits are the result of the following:



     o widespread recognition of the Burger King brand;



     o the size and penetration of BKC's advertising;



     o BKC's management of the Burger King brand, including new product development; and



     o the continued growth of the Burger King system.



We believe that the Burger King brand provides significant opportunities to expand our operations both within and outside our existing geographic markets, and that the Pollo Tropical brand provides us with significant growth opportunities within south and central Florida.



     Develop Additional Restaurants in Existing Markets. We believe that our existing Burger King markets will continue to provide opportunities for the development of new restaurants. We look to develop restaurants in those of our markets that we believe are underpenetrated and where the demographic characteristics are favorable for the development of new restaurants. Our own staff of real estate and construction professionals conduct our new restaurant development, with support provided by BKC's development field personnel. Before developing a new restaurant, we conduct an extensive site selection and evaluation process which includes in-depth demographic, market and financial analysis. By selectively increasing the number of restaurants we operate in a particular market, we can effectively leverage our management, corporate infrastructure and local marketing while increasing brand awareness.



     We believe that we are well positioned to develop new Pollo Tropical restaurants in Pollo Tropical's core markets of south and central Florida, which will take advantage of Hispanic customers' high frequency of visits and strong acceptance of Pollo Tropical's menu items. We believe that the continued population growth in our Florida markets will provide significant opportunities to develop additional Pollo Tropical restaurants. We also expect to continue franchising Pollo Tropical restaurants in parts of Central and South America and the Caribbean.



     Selectively Acquire Burger King Restaurants. The Burger King system is highly fragmented in the U.S., with approximately 7,200 Burger King restaurants being operated by approximately 1,600 franchisees.

We expect to continue to participate as a buyer in the consolidation of the Burger King system and we believe that opportunities for selective acquisitions will continue in both existing and new geographic markets as smaller franchisees seek liquidity through the sale of their restaurants. As the largest Burger King franchisee with a demonstrated ability to effectively integrate acquisitions, we believe that we are better positioned to capitalize on this consolidation than other Burger King franchisees. We believe that by acquiring additional Burger King restaurants, we can achieve operating efficiencies from our ability to improve controls over restaurant food costs, more efficiently utilize labor, and achieve economies of scale by leveraging our corporate infrastructure.



     Achieve Operating Efficiencies. We maintain a disciplined commitment to increasing the profitability of our existing restaurants. Our large base of restaurants, centralized management structure and management information systems enable us to optimize operating efficiencies for our new and existing restaurants. We are able to control restaurant and corporate level costs, capture economies of scale by leveraging our existing corporate infrastructure and use our sophisticated management information and point-of-sale systems to more efficiently manage our restaurant operations and to ensure consistent application of operating controls. Our size enables us to realize benefits with improved bargaining power for purchasing and cost management activities. We believe these factors provide the basis for increased unit and company profitability. We intend to reduce certain operating expenses after the our acquisition of Pollo Tropical by eliminating duplicative costs. In addition, we expect to realize further operating efficiencies by applying our existing infrastructure and restaurant operating experience to our newly acquired Pollo Tropical restaurants.



     Consistently Provide Superior Customer Satisfaction. Our operations are focused on achieving a high level of customer satisfaction through quick, accurate and high-quality customer service. We and BKC have uniform operating standards and specifications relating to the following:



     o quality;


     o preparation and selection of menu items;


     o maintenance and cleanliness; and


     o employee conduct.



We closely supervise the operation of all of our restaurants to help ensure that standards and policies are followed and that product quality, customer service and cleanliness of the restaurants are maintained at high levels.


OVERVIEW OF RESTAURANT CONCEPTS

     Burger King Restaurants


     "Have It Your Way(Registered)" service, flame-broiling, generous portions and competitive prices characterize the Burger King system marketing strategy. Burger King restaurants feature flame-broiled hamburgers, the most popular of which is the WHOPPER(Registered) sandwich. The WHOPPER(Registered) is a large, flame-broiled hamburger on a toasted bun garnished with a combination of mayonnaise, lettuce, onions, pickles and tomatoes. The basic menu of all Burger King restaurants consists of hamburgers, cheeseburgers, chicken and fish sandwiches, breakfast items, french fried potatoes, salads, shakes, desserts, soft drinks, milk and coffee. In addition, promotional menu items are introduced periodically for limited periods. BKC continually seeks to develop new products as it endeavors to enhance the menu and service of Burger King restaurants.

     Our Burger King restaurants are typically open seven days per week with minimum operating hours from 6:00 AM to 11:00 PM. Burger King restaurants are quick-service restaurants of distinctive design and are generally located in high-traffic areas throughout the U.S. We believe that the primary competitive advantages of Burger King restaurants are:



     o convenience of location;



     o quality;



     o price; and



     o speed of service.



Burger King restaurants appeal to a broad spectrum of consumers, with multiple day-part meal segments that appeal to different groups of consumers.



     Our Burger King restaurants consist of one of several building types with various seating capacities. BKC's traditional restaurant contains approximately 2,800 to 3,200 square feet with seating capacity for 90 to 100 customers, has drive-thru service windows, and has adjacent parking areas. At December 31, 1998, 322 of our 343 Burger King restaurants were free-standing.


     Pollo Tropical Restaurants


     Pollo Tropical restaurants combine high quality, distinctive taste and an inviting tropical setting with the convenience and value pricing of quick-service restaurants. Pollo Tropical restaurants offer a unique selection of food items reflecting tropical and Caribbean influences and feature grilled fresh chicken marinated in a proprietary blend of tropical fruit juices and spices. Chicken is grilled in view of customers on large, custom, open-flame grills. Pollo Tropical broadened its selection in 1996 by adding "island" pork to the menu, and in 1997 by adding a line of "TropiChops," a bowl containing rice, black beans, chicken or pork and other ingredients at an attractive price point to the menu. In 1998, grilled shrimp was added to the menu. We also feature an array of distinctive and popular side dishes, including black beans and rice, yucatan fries and sweet plantains, as well as more traditional fare such as french fries, corn, and tossed and caesar salads. We also offer freshly prepared tropical desserts, such as flan and tres leches.



     Our Pollo Tropical restaurants incorporate high ceilings, large windows, tropical plants, light colored woods, decorative tiles, a visually distinctive exterior entrance tower, lush landscaping and other signature architectural features, all designed to create an airy, inviting and tropical atmosphere. We design our restaurants to conveniently serve a high volume of customer traffic while retaining an inviting, casual atmosphere.



     Our Pollo Tropical restaurants are open for lunch and dinner seven days per week from 11:00 AM to 10:00 PM (11:00 PM on Friday and Saturday) and offer sit-down dining, counter take-out and drive-thru service to accommodate the varied schedules of families, business people, students and other time-sensitive individuals. Our menu offers a variety of portion sizes to accommodate a single customer, family or large group. Pollo Tropical restaurants also offer an economical catering menu, with special prices and portions to serve 25 to 500 persons.



     Our Pollo Tropical restaurants typically provide seating for 80 to 100 customers and provide drive-thru service. All of our Pollo Tropical restaurants are free-standing buildings except for three end-cap locations in strip shopping centers and one street-level storefront in an office building. Our current prototypical free-standing Pollo Tropical restaurant ranges between 2,800 and 3,200 square feet in size.

RESTAURANT ECONOMICS

     Burger King Restaurants


     For Fiscal 1998, our Burger King restaurants generated average sales of approximately $1,124,000 and average restaurant level EBITDA of $183,000. Drive-thru sales contributed 55.8% of restaurant sales. In all but 25 locations, which are primarily in malls, our Burger King restaurants have a drive-thru window. Percentages of total sales by day part are as follows:



Breakfast                        14.3%
Lunch                            33.6%
Dinner                           26.7%
Late Afternoon and
Late Night Snacks            Remainder



     The average sales transaction was $3.83 in 1998.



     The cost of the franchise fee, equipment, seating, signage and other interior costs of a standard new Burger King restaurant is approximately $265,000 (excluding the cost of the land, building, and site improvements). The cost of land generally ranges from $200,000 to $500,000. The cost of building and site improvements generally ranges from $500,000 to $550,000. We typically lease the building and land components of our restaurants.


     Pollo Tropical Restaurants


     For Fiscal 1998, our Pollo Tropical restaurants generated average sales of approximately $1,989,000 and average restaurant level EBITDA of $501,000. Pollo Tropical restaurant sales are well balanced by method of service and by day part. For 1998, drive-thru sales contributed 35.8% of restaurant sales and take-out sales accounted for 23.2% of total sales. Percentages of total sales by day part are as follows:



Lunch        47.1%
Dinner       52.9%



     The average sales transaction was $7.62 in 1998.



     The cost of equipment, seating signage and other interior costs of a standard new Pollo Tropical restaurant is approximately $240,000 (excluding the cost of the land, building, and site improvements). The cost of land generally ranges from $450,000 to $700,000. The cost of building and site improvements generally ranges from $550,000 to $650,000. Pollo Tropical has historically financed the building and land costs of its Pollo Tropical restaurants through internally generated cash flow, but we intend to lease our Pollo Tropical restaurants in the future.

RESTAURANT LOCATIONS

     Burger King


     The following table sets forth the locations of the 343 Burger King restaurants in our system at December 31, 1998.



                                                                                                         TOTAL
STATE                                                                                                   RESTAURANTS
-----------------------------------------------------------------------------------------------------   -----------
Connecticut..........................................................................................         1
Indiana..............................................................................................         5
Kentucky.............................................................................................         6
Maine................................................................................................         4
Massachusetts........................................................................................         2
Michigan.............................................................................................        24
New Jersey...........................................................................................         2
New York.............................................................................................       154
North Carolina.......................................................................................        40
Ohio.................................................................................................        72
Pennsylvania.........................................................................................        12
South Carolina.......................................................................................        20
Vermont..............................................................................................         1
                                                                                                            ---
Total................................................................................................       343
                                                                                                            ---
                                                                                                            ---



     We own 6% and lease 94% of our Burger King restaurants. We typically enter into leases (including options to renew) from 20 to 40 years. The average remaining term on all leases, including options, is approximately 25 years. Generally, we have been able to renew leases, upon or prior to their expiration, at the prevailing market rates. As part of our continuing program to upgrade our restaurants, we remodeled 83 of our restaurants in the three years ended December 31, 1998.


     Pollo Tropical


     The success of our Pollo Tropical restaurants has been due in large part to the base of Hispanic customers who are a critical component in achieving the high average store volumes that Pollo Tropical has experienced in its core markets. As of December 31, 1998, we owned and operated 40 Pollo Tropical restaurants, all located in Florida. In addition, our 21 franchised Pollo Tropical restaurants are located as follows:



o 13 in Puerto Rico;



o 3 in the Dominican Republic;



o 3 in Ecuador;



o 1 in Netherlands Antilles; and



o 1 in Miami.



OPERATIONS



     Management Structure



     We conduct substantially all of our executive management, finance, marketing and operations support functions from either our corporate headquarters in Syracuse, New York or our Pollo Tropical headquarters in Miami, Florida. With respect to our Burger King operations, we currently have six regional directors with an average of 22 years of restaurant industry experience, five of whom are our vice presidents. Each of our regional directors are responsible for the operations of our Burger King restaurants in their assigned region. Three of our regional directors have been employed by us for over 20 years. Forty-six district supervisors who have an average of 16 years of restaurant management experience in the Burger King system support the regional directors. Each district supervisor is responsible for the direct oversight of the day-to-day operations of an average of seven restaurants. Typically, district supervisors have previously served as restaurant managers at one of our restaurants or at an acquired restaurant. Both regional directors and district supervisors are compensated with a fixed salary plus an incentive bonus based upon the performance of the restaurants under their supervision and are eligible to participate in our incentive stock option plan. Typically, our restaurants are staffed with hourly employees who are supervised by a salaried manager and two or three salaried assistant managers.


  Training


     We maintain a comprehensive training and development program for all of our personnel and provide both classroom and in-restaurant training for our salaried and hourly personnel. For the Burger King restaurants, this program emphasizes system-wide operating procedures, food preparation methods and customer service standards. In addition, BKC's training and development programs are also available to us.


  Management Information Systems


     We believe that our management information systems, which are typically more sophisticated than those utilized by smaller Burger King franchisees and other smaller quick-service restaurant operators, provide us with the ability to more efficiently manage our restaurants and to ensure consistent application of operating controls. We also believe that our size affords us the ability to maintain an in-house staff of information systems professionals dedicated to continuously enhancing our existing systems. These capabilities also allow us to quickly integrate newly acquired restaurants and to leverage our investments in information technology over a large base of restaurants.



     Our Burger King restaurant systems, which consist of point-of-sale cash register systems and PC-based restaurant support systems, transmit data on a daily basis to our headquarters, which house mainframe, PC and server-based application and decision support systems. These systems facilitate financial and management control of restaurant operations and provide us with the ability to:



o analyze sales and product mix data;



o minimize shrinkage using inventory control and centralized standard costing systems; and



o manage and control labor costs through the use of computerized labor systems.



     Our systems provide daily tracking and reporting of customer traffic counts, menu item sales, payroll data, food and labor cost analyses and other operating information for each restaurant. This information is available daily to the restaurant manager, who is expected to react quickly to trends or situations in his or her restaurant. Our district supervisors also receive daily information for all restaurants under their respective control and have access to key operating data on a remote basis using laptop computers. Each management level, from district supervisor through senior management, monitors key restaurant performance indicators.



     We also have a number of projects underway, principally based on existing commercially available software, that are designed to further enhance our capabilities and to upgrade our restaurant and corporate information systems. We are implementing state-of-the-art, touch-screen point-of-sale systems in our restaurants which are designed to facilitate accuracy and speed of order-taking while providing systems that are user-friendly and that reduce training. We are also enhancing our labor scheduling and inventory management modules at the restaurants to further automate these functions. In addition, our corporate financial systems are being upgraded to a client/server architecture in order to:



     o enhance the functionality of these systems;



o take advantage of work-flow technologies; and



o provide the foundation for the future deployment of web-based applications to our restaurants.



     Our Pollo Tropical restaurants utilize in-store computerized point-of-sale systems to control cash, collect customer and sales statistics, and to track labor and other restaurant data. It is our intention to further enhance our Pollo Tropical operations by integrating its systems with our existing management information systems. We believe that we will be able to improve the operating efficiencies of the Pollo Tropical restaurants by employing tools and resources available in our existing management information systems.


  Site Selection


     We believe that the location of our restaurants is a critical component of each restaurant's success. We evaluate potential new development sites based upon accessibility, visibility, costs, surrounding traffic patterns, competition and demographic characteristics. Our senior management determines the acceptability of all acquisition and new development sites, based upon analyses prepared by our real estate professionals and operations personnel.


BURGER KING FRANCHISE AGREEMENTS


     Each of our Burger King restaurants operates under a separate franchise agreement. Our franchise agreements with BKC require, among other things, that all restaurants be of standardized design and be operated in a prescribed manner, including utilization of the standard Burger King menu. Our franchise agreements with BKC generally provide for an initial term of 20 years and have an initial fee of $40,000. BKC may grant a successor franchise agreement for an additional 20-year term, provided the restaurant meets the then-current BKC operating standards. We are not in default under our current franchise agreement with BKC. The successor BKC franchise agreement fee is currently $40,000. Our franchise agreements with BKC are non-cancelable except for failure to abide by their terms.



     In order to obtain a successor franchise agreement with BKC, a franchisee is typically required to make capital improvements to the Burger King restaurant to bring the Burger King restaurant up to BKC's then-current design standards. The required capital improvements will vary widely depending upon the magnitude of the required changes and the degree to which we have made interim changes to the restaurant. Although we estimate that a substantial remodeling can cost in excess of $250,000, our average remodeling cost over the past five years has been approximately $135,000 per restaurant.



     We believe that we enjoy a good relationship with BKC and that we will satisfy BKC's normal successor franchise agreement policies. Accordingly, we believe that successor franchise agreements with BKC will be granted on a timely basis by BKC at the expiration of our existing franchise agreements with BKC. Historically, BKC has granted each of our requests for a successor franchise agreement for our restaurants. We cannot assure you, however, that BKC will continue to grant each of our requests for successor franchise agreements.



     In addition to the initial franchise fee, we currently pay a monthly royalty of 3 1/2% of the gross revenues from our Burger King restaurants to BKC. We currently also contribute 4% of gross revenues from our Burger King restaurants to fund BKC's national and regional advertising. BKC engages in substantial national advertising and promotional activities and other efforts to maintain and enhance the Burger King brand. We supplement BKC's marketing with local advertising and promotional campaigns. See "Business--Advertising and Promotion."



     Our franchise agreements with BKC do not give us exclusive rights to operate a Burger King restaurant in any defined territory. We believe that BKC generally seeks to ensure that newly granted franchises do not materially adversely affect the operations of existing Burger King restaurants. We cannot assure you, however, that a franchise given by BKC to a third party will not adversely effect any single Burger King restaurant that we operate.



     We are required to obtain BKC's consent before we acquire or develop new Burger King restaurants. BKC also has the right of first refusal to purchase any Burger King restaurant which is the subject of a contract of sale. BKC has granted its approval to all of our historic acquisitions of Burger King restaurants, except for two instances when it exercised its right of first refusal.

POLLO TROPICAL FRANCHISE PROGRAM


     As part of our growth strategy for our Pollo Tropical restaurants, we intend to complement the development of additional restaurants owned by us in the U.S. with a multi-unit area development franchise program as a means of accelerating our penetration into international markets. We intend to offer certain market areas to qualified and experienced area developers in the Caribbean and Central and South American markets who are committed to the development of multiple units in such areas on an expedited basis.



     Our standard franchise agreement under which we franchise Pollo Tropical restaurants to independent restaurant operators has a 15-year term (with one 15-year renewal option) and provides for an initial payment by the franchisee of a portion of all franchise fees upon signing of the area development and franchise agreements, with the remainder due before the opening of the franchisee's Pollo Tropical restaurants. The franchisee also pays a continuing royalty, based upon gross sales. The terms and conditions of these franchise agreements will vary depending upon a number of factors, including:



     o the experience and resources of the franchisee;



     o the size and density of the covered territory;



     o the number of units to be developed;



     o the schedule for development;



     o capital requirements; and



     o fee and royalty arrangements.



All franchisees are required to operate their restaurants in compliance with certain methods, standards and specifications developed by Pollo Tropical regarding such matters as menu items, recipes, food preparation, materials, supplies, services, fixtures, furnishings, decor and signs, although the franchisee has discretion to determine the prices to be charged to customers. In addition, all franchisees are required to purchase substantially all food, ingredients, supplies and materials from suppliers approved by us.


ADVERTISING AND PROMOTION


     The efficiency and quality of advertising and promotional programs can significantly affect quick-service restaurant businesses. We believe that one of the major advantages of being a Burger King franchisee is the value of the extensive regional and national advertising and promotional programs conducted by BKC. In addition to the benefits derived from BKC's advertising spending, which according to information published by BKC was approximately $390 million for 1997, we supplement BKC's advertising and promotional activities with local advertising and promotions, including the purchase of additional television, radio and print advertising. Our concentration of restaurants in many of our markets permits us to leverage advertising in those markets. We also utilize promotional programs, such as combination value meals and discounted prices, targeted to our customers, in order to create a flexible and directed marketing program.



     We are generally required to contribute 4% of gross revenues from restaurant operations to an advertising fund utilized by BKC for its advertising, promotional programs and public relations activities. BKC's advertising programs consist of national campaigns supplemented by local advertising. BKC's advertising campaigns are generally carried on television, radio and in circulated print media (national and regional newspapers and magazines).



     We believe that brand awareness for our Pollo Tropical restaurants is extremely high because of the concentration of our restaurants in the south Florida markets. Pollo Tropical restaurants are also clustered in target markets in order to maximize the effectiveness of our advertising efforts. Pollo Tropical advertises in both English and Spanish media throughout the year, including television, radio and print advertising. Pollo Tropical also has marketed at the individual restaurant level through special price offerings, coupon discounts and unique promotional and public relations programs. Pollo Tropical spent approximately 4.3% and 4.6% of revenues from restaurant sales on advertising in fiscal 1998 and 1997, respectively.

SUPPLIES AND DISTRIBUTION


     We are a member of a national purchasing cooperative created for the Burger King system known as Restaurant Services, Inc. Restaurant Services is a non-profit independent cooperative which acts as the purchasing agent for approved distributors to the system and serves to negotiate the lowest cost for the Burger King system. We use our purchasing power to negotiate directly with certain other vendors, to obtain favorable pricing and terms for supplying our restaurants.



     We are required to purchase all of our foodstuffs, paper goods and packaging materials from BKC-approved suppliers. We may purchase non-food items such as kitchen utensils, equipment maintenance tools and other supplies from any suitable source provided that such items meet BKC product uniformity standards. We currently obtain substantially all of our foodstuffs for our Burger King restaurants (other than bread products which we purchase from local bakeries), paper goods, promotional premiums and packaging materials from AmeriServe Food Distribution, Inc. under a five-year supply agreement which expires on March 31, 2004. We believe that AmeriServe's services are competitive with alternatives available to us.



     There are other BKC-approved supplier/distributors which compete with AmeriServe. We believe that reliable alternative sources for all restaurant supplies are readily available at competitive prices should our arrangements with AmeriServe or any other existing supplier or distributor change.



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



     For our Pollo Tropical restaurants, we have negotiated directly with local and national suppliers for the purchase of food and beverage products and supplies to ensure consistent quality and freshness and to obtain competitive prices. Each Pollo Tropical restaurant's food and supplies are ordered from approved suppliers and are shipped directly to the restaurants.


QUALITY ASSURANCE


     We focus our operations on achieving a high level of customer satisfaction with speed, accuracy and quality of service closely monitored. Our senior management and restaurant management staff are principally responsible for ensuring compliance with our and BKC's operating procedures. We and BKC have uniform operating standards and specifications relating to the quality, preparation and selection of menu items, maintenance and cleanliness of the premises and employee conduct. In order to help maintain compliance with these operating standards and specifications, we tabulate and distribute to our restaurant management team detailed reports from our management information system and surveys that are conducted by us or BKC.



     We operate in accordance with quality assurance and health standards set by BKC, as well as standards set by Federal, state and local governmental laws and regulations. These standards include food preparation rules regarding, among other things, minimum cooking times and temperatures, sanitation and cleanliness. The "conveyor belt" cooking system utilized in all Burger King restaurants, which is calibrated to carry hamburgers through the flame broiler at regulated speeds, is one of the safest cooking systems among major quick-service restaurants and helps to ensure that the standardized minimum times and temperatures for cooking are met. In addition, BKC has set maximum time standards for holding prepared food.



     We closely supervise the operation of all of our Burger King restaurants to help ensure that the restaurants follow standards and policies and maintain product quality, customer service and cleanliness. In addition, BKC may conduct unscheduled inspections of Burger King restaurants throughout the nationwide system.



     Our Pollo Tropical restaurant managers are actively involved in all aspects of operations, with an emphasis on supervising the food preparation process as well as food safety while insuring prompt and precise order fulfillment at both the front counter and drive-thru windows. Orders typically are filled within two minutes through the use of a computer display and communications system. Managers conduct internal inspections for taste, quality, cleanliness and food safety several times a day in order to provide a consistent level of customer service.


TRADEMARKS


     Before we acquired Pollo Tropical, we had no proprietary intellectual property other than the logo and trademark of Carrols Corporation. As a franchisee of Burger King, we have contractual rights to use certain BKC-owned trademarks, servicemarks and other intellectual property relating to the Burger King concept.



     Pollo Tropical has registered its principal trademarks for "Pollo Tropical," "TropiGrill" and "TropiChops" in the United States and presently has applications pending or registrations granted in various foreign countries in which it conducts business or may conduct business through its franchise system. As a result of our acquisition of Pollo Tropical, we have assumed ownership of these marks. In certain foreign countries, Pollo Tropical has been involved in trademark opposition proceedings to defend its rights to register certain trademarks. We intend to protect the Pollo Tropical and TropiGrill trademarks by appropriate legal action whenever necessary.


GOVERNMENT REGULATION


     Various Federal, state and local laws affect our business, including various health, sanitation, fire and safety standards. Restaurants to be constructed or remodeled are subject to state and local building code and zoning requirements. In connection with the construction and remodeling of our restaurants, we may incur costs to meet certain Federal, state and local regulations, including regulations promulgated under the Americans with Disabilities Act.



     We are subject to the Federal Fair Labor Standards Act and various state laws governing such matters as:



     o minimum wage requirements;



     o overtime; and



     o other working conditions and citizenship requirements.



     In September 1997, we implemented the second phase of an increase in the minimum wage in accordance with a 1996 amendment to the Federal Fair Labor Standards Act. A significant number of our food service personnel are paid at rates related to the Federal minimum wage and, accordingly, increases in the minimum wage have increased wage rates at our restaurants.



     We are also subject to various Federal, state and local environmental laws, rules and regulations. We believe that we conduct our operations in substantial compliance with applicable environmental laws and regulations. In an effort to prevent and, if necessary, to correct environmental problems, we conduct environmental audits of proposed restaurant sites and restaurants we seek to acquire. None of the applicable environmental laws or regulations have had a material adverse effect on our operations or financial condition.



     With respect to the franchising of Pollo Tropical restaurants, we are subject to franchise and related regulations in the U.S. and certain foreign jurisdictions where we offer and sell franchises. These regulations include obligations to provide disclosure about Pollo Tropical, the franchise agreements and the franchise system. The regulations also include obligations to register certain franchise documents in the U.S. and foreign jurisdictions, and obligations to disclose the substantive relationship between the parties to the agreements.


COMPETITION


     The quick-service restaurant industry is highly competitive with respect to price, service, location and food quality. In each of our markets, our restaurants compete with a large number of national and regional restaurant chains, as well as locally-owned restaurants, offering low and medium-priced fare. Convenience stores, grocery store delicatessens and food counters, cafeterias and other purveyors of moderately priced and quickly prepared foods also compete with us.

     With respect to our Burger King restaurants, our largest competitors in the quick-service hamburger restaurant segment are McDonald's and Wendy's. According to publicly available information, as of December 31, 1997, McDonald's U.S. operations comprised 12,380 restaurants and had U.S. systemwide sales for the year ended December 31, 1997 of $17.1 billion. As of December 31, 1997, Wendy's U.S. operations comprised 4,575 restaurants and had total U.S. systemwide sales for the year ended December 31, 1997 of $4.6 billion. We believe that:


     o product quality and taste;

     o national brand recognition;

     o convenience of location;

     o speed of service;

     o menu variety;

     o price; and

     o ambiance

are the most important competitive factors in the quick-service restaurant industry and that our Burger King and Pollo Tropical restaurants effectively compete in each category.

     In addition to the quick-service hamburger restaurant chains, Pollo Tropical's competitors include international and regional chicken theme chains, such as Boston Market, KFC and Kenny Rogers Roasters, as well as other types of quick-service restaurants. We believe that the combination of:

     o freshly prepared food;

     o distinctive menu items;

     o tropical ambience; and

     o fast service

help to distinguish our Pollo Tropical restaurants from other quick-service food operations. We also believe that the strong brand awareness of our Pollo Tropical restaurants combined with the relatively high costs associated with starting a quick-service chain in Pollo Tropical's core markets will make it difficult for new competitors to effectively compete with our Pollo Tropical restaurants in these markets.


EMPLOYEES

     At December 31, 1998, we employed approximately 12,725 persons of which approximately 225 were supervisory and administrative personnel and 12,500 were restaurant operating personnel. None of our employees are covered by collective bargaining agreements. Approximately 10,850 of our restaurant operating personnel at December 31, 1998 were part-time employees. We believe that our employee relations are good.

ITEM 2.    PROPERTIES

     At December 31, 1998 we owned or leased the following restaurant properties:

                                      Owned          Leased          Leased
                                      Land;           Land;           Land;
                                      Owned           Owned          Leased
                                     Building       Building        Building          Total
                                     --------       --------        --------          -----
Restaurants - operating                 23              17            343 (a)           383

Restaurants
  under construction                     2                                                2

Excess properties:
  Leased to others                      --              --              5                 5
  Available for sale
   or lease                              3              --             --                 3
                                        --              --            ---               ---

Total restaurant properties             28              17            348               393
                                        ==              ==            ===               ===



(a)      Includes 21 restaurants located in mall shopping centers.

     Most of the Company's Burger King restaurant leases are coterminous with the related Franchise Agreements. The Company believes that it generally will be able to renew, at commercially reasonable rates, the leases whose terms expire prior to the subject Burger King Franchise Agreements.

     Most leases require the Company, as lessee, to pay utility and water charges, premiums on insurance and real estate taxes. Certain leases also require contingent rentals based upon a percentage of gross sales that exceed specified minimums.

     In addition to the restaurant locations set forth under "Business-Restaurant Locations," we own an approximately 22,000 square foot building at 968 James Street, Syracuse, New York, which houses our executive offices and most of our administrative operations for our Burger King restaurants. We lease 10,488 square feet at 7300 North Kendall Drive, 8th Floor, Miami, Florida, which houses most of our administrative operations for our Pollo Tropical restaurants. We also lease six small regional offices that serve as the bases for regional management.

ITEM 3.    LEGAL PROCEEDINGS

     We are a party to various litigation matters incidental to the conduct of our business. We do not believe that the outcome of any of these matters will have a material adverse effect on our financial condition or results of operations and cash flows.

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

     Cash dividends paid during 1997 and 1998 by Carrols to Holdings were as follows:

                                        Per Share                Total
                                        ---------                -----
            April 1997                $ 184,217.01           $  1,842,170
            May 1997                  $  37,087.78           $    370,878
            July 1997                 $  13,610.00           $    136,100
            October 1997              $  13,610.00           $    136,100
            December 1997             $ 185,309.46           $  1,853,095
            January 1998              $   9,081.70           $     90,817
            April 1998                $   9,081.70           $     90,817
            May 1998                  $ 227,715.60           $  2,277,156
            June 1998                 $ 141,911.20           $  1,419,112


ITEM 6.    SELECTED FINANCIAL DATA

    The selected historical financial information presented below at the end of and for each of the fiscal years ended December 31, 1994, 1995, 1996, 1997 and 1998 has been derived from the audited consolidated financial statements of Carrols. Our acquisition of Pollo Tropical was completed in July 1998 and, as a result, Carrols' audited financial statements as of and for the year ended December 31, 1998 include the results of operations for the Pollo Tropical restaurants since July 10, 1998. The following selected financial information should be read in conjunction with Carrols' Consolidated Financial Statements and accompanying Notes as of December 31, 1997 and 1998 and for the fiscal years ended December 31, 1996, 1997 and 1998 and "Management's Discussion and Analysis of Financial Condition and Results of Operations".



                                                                                         YEAR ENDED DECEMBER 31,
                                                                       ------------------------------------------------------------
                                                                         1994         1995         1996         1997       1998(1)
                                                                       --------     --------     --------     --------     --------
                                                                                          (DOLLARS IN THOUSANDS)
STATEMENT OF OPERATIONS DATA:
Revenues:
    Restaurant sales................................................   $203,927     $226,257     $240,809     $295,436     $416,190
    Franchise revenues..............................................         --           --           --           --          395
                                                                       --------     --------     --------     --------     --------
    Total revenues..................................................    203,927      226,257      240,809      295,436      416,585
Costs and expenses:
  Cost of sales.....................................................     57,847       63,629       68,031       85,542      122,620
  Restaurant wages and related expenses.............................     59,934       65,932       70,894       89,447      121,732
  Other restaurant operating expenses...............................     42,390       45,635       48,683       61,691       82,710
  Advertising expense...............................................      8,785        9,764       10,798       13,122       18,615
  General and administrative........................................      9,122       10,434       10,387       13,121       19,219
  Depreciation and amortization.....................................     11,259       11,263       11,015       15,102       20,005
  Other costs(2)....................................................      1,800           --          509           --           --
                                                                       --------     --------     --------     --------     --------
    Total costs and expenses........................................    191,137      206,657      220,317      278,025      384,901
                                                                       --------     --------     --------     --------     --------
Income from operations..............................................     12,790       19,600       20,492       17,411       31,684
Refinancing expenses................................................         --           --           --           --        1,639
Interest expense, net...............................................     14,456       14,500       14,209       14,598       21,068
                                                                       --------     --------     --------     --------     --------
Income (loss) before income taxes and extraordinary loss............     (1,666)       5,100        6,283        2,813        8,977
Provision (benefit) for income taxes................................        165       (9,826)       3,100          655        4,847
                                                                       --------     --------     --------     --------     --------
Income (loss) before extraordinary loss.............................     (1,831)      14,926        3,183        2,158        4,130
Extraordinary loss on extinguishment of debt, net of tax............         --           --           --           --        3,701
                                                                       --------     --------     --------     --------     --------
Net income (loss)...................................................   $ (1,831)    $ 14,926     $  3,183     $  2,158     $    429
                                                                       --------     --------     --------     --------     --------
                                                                       --------     --------     --------     --------     --------
BALANCE SHEET DATA (AT PERIOD END):
Total assets........................................................   $125,317     $135,064     $138,588     $215,328     $319,606
Working capital deficiency..........................................    (16,456)     (13,602)     (15,004)     (18,293)     (11,567)
Total long-term debt(3).............................................    125,519      120,578      121,265      160,287      261,522
Stockholder's equity (deficit)......................................    (27,208)     (12,916)     (11,662)      17,447       13,998

OTHER FINANCIAL DATA:
EBITDA(4)...........................................................   $ 25,849     $ 30,863     $ 31,507     $ 32,513     $ 45,411
Adjusted EBITDA(5)..................................................     25,849       30,863       32,016       32,513       51,689
Adjusted EBITDA margin..............................................       12.7%        13.6%        13.3%        11.0%        12.4%
Cash provided by operating activities...............................   $ 14,400     $ 16,682     $ 14,322     $ 19,940     $ 23,273
Cash used in investing activities...................................    (16,958)     (12,348)     (20,238)     (95,383)    (126,504)
Cash provided by financing activities...............................      3,096        4,581        5,767       76,381      107,756
Capital expenditures, excluding acquisitions........................      6,024        8,022       15,255       18,210       33,295
OPERATING STATISTICS:
Total number of restaurants.........................................        219          219          232          335          383
Number of Burger King restaurants (at end of period)................        219          219          232          335          343
Average number of Burger King restaurants...........................        207          219          225          280          339
Average annual sales per Burger King restaurant.....................   $    985     $  1,033     $  1,070     $  1,055     $  1,124
Percentage change in comparable Burger King restaurant sales(1).....        5.1%         3.8%         3.2%        (1.4)%        6.2%


------------------

(1) The year ended December 31, 1998 includes 53 weeks. All other years presented include 52 weeks. The percentage change in comparable restaurant sales for the year ended December 31, 1998 has been calculated using a comparable number of weeks from the prior year. The percentage change in comparable restaurant sales using the actual number of weeks in the year ended December 31, 1998 is 7.9%. The percentage change in comparable restaurant sales is calculated using only those restaurants that have been open since the beginning of the earliest period being compared.



(2) Other costs represent a non-cash provision for restaurant closure expenses of $1,800 in 1994 and costs associated with a change in control of $509 in 1996 associated with the sale of us to BIB Holdings.



(3) Includes capital lease obligations and other debt which was $2.9 million at December 31, 1998.



(4) EBITDA is defined as income (loss) before income taxes, interest, depreciation and amortization, non-cash extraordinary items and non-cash other costs. EBITDA is presented because we believe it is a useful financial indicator for measuring a company's ability to service and/or incur indebtedness; however, EBITDA should not be considered as an alternative to net income (loss) as a measure of operating results or to cash flows as a measure of liquidity in accordance with generally accepted accounting principles.



(5) Adjusted EBITDA is defined as EBITDA plus $509,000 of other costs in 1996 associated with the sale of us to BIB Holdings, refinancing expenses of $1,639,000 in 1998 and the redemption premium of $4,639,000 associated with the retirement of debt in 1998.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

OVERVIEW

     We are the largest Burger King franchisee in the world, and we have operated Burger King restaurants since 1976. As of December 31, 1998, we operated 343 Burger King restaurants located in 13 Northeastern, Midwestern and Southeastern states. Over the last five years, we expanded our operations through the acquisition and construction of additional Burger King restaurants while also enhancing the quality of operations, the competitive position and financial performance of our existing restaurants. As a result of our growth strategy, we increased the total number of restaurants we operate by over 55% from 1994 to 1998. In July 1998, we completed our acquisition of Pollo Tropical for a cash purchase price of approximately $95 million. As a result, the operations of Pollo Tropical have been presented for the six months ended
June 30, 1998 and 1997. Pollo Tropical is a regional quick-service restaurant chain featuring grilled marinated chicken and authentic "made from scratch" side dishes. At December 31, 1998, we owned and operated 40 Pollo Tropical restaurants in Florida and franchised an additional 21 restaurants in the Caribbean, Central and South America and Miami. Due to our acquisition of Pollo Tropical in July 1998, our results for the year ended December 31, 1998 include the operations of Pollo Tropical from July 10, 1998.

RESULTS OF OPERATIONS OF CARROLS

     The following table sets forth, for fiscal years 1996, 1997 and 1998, selected operating results of Carrols as a percentage of restaurant sales:

                                                                                         YEAR ENDED
                                                                                        DECEMBER 31,
                                                                               -------------------------------
                                                                                 1996       1997       1998
                                                                               ---------  ---------  ---------
Restaurant sales:
  Burger King restaurants....................................................      100.0%     100.0%      91.6%
  Pollo Tropical.............................................................         --         --        8.4
                                                                               ---------  ---------  ---------
Total restaurant sales.......................................................      100.0      100.0      100.0
Costs and expenses:
  Cost of sales..............................................................       28.3       29.0       29.5
  Restaurant wages and related expenses......................................       29.4       30.3       29.2
  Other restaurant expenses including advertising............................       24.7       25.3       24.3
  General and administrative.................................................        4.5        4.4        4.6
  Depreciation and amortization..............................................        4.6        5.1        4.8
                                                                               ---------  ---------  ---------
Income from operations.......................................................        8.5%       5.9%       7.6%
                                                                               ---------  ---------  ---------
                                                                               ---------  ---------  ---------

FISCAL 1998 COMPARED TO FISCAL 1997

     The results of operations and cash flows for the years ended December 31, 1998 and 1997 include 53 and 52 weeks, respectively. During 1998, we opened 11 Burger King restaurants, acquired 2 Burger King restaurants and closed 5 underperforming Burger King restaurants.

     Restaurant Sales.  Burger King restaurant sales for the year ended
December 31, 1998 increased 29.0% to $381.0 million from $295.4 million in 1997. Sales at our 223 comparable Burger King restaurants (those units operating for the entirety of the compared periods) increased 6.2% in 1998, using a comparable number of weeks from the year ended December 31, 1997. Comparable Burger King restaurant sales increased 7.9% using the actual number of weeks in both fiscal years. Burger King sales increases were also due to increased sales from our $.99 Great Tastes Menu and the additional week in 1998. Pollo Tropical restaurant sales for the period July 10, 1998 to December 31, 1998 totaled
$35.1 million.

     Operating Costs and Expenses. Cost of sales, as a percentage of sales, were 29.5% in 1998 compared to 29.0% in 1997. The increase in 1998 was due to higher cost of sales at our Pollo Tropical restaurants, whose cost of sales was 35.1% in 1998, and which affected total cost of sales, as a percentage of sales, by 0.5%. A 24% increase in costs associated with the new french fry product, introduced in January 1998 at our Burger King restaurants, and higher food and paper costs at recently acquired Burger King restaurants was offset by a 5.7% decrease in beef costs.

     Restaurant wages and related expenses, as a percentage of sales, decreased from 30.3% in 1997 to 29.2% in 1998 due to Pollo Tropical restaurant wages and related expenses being 23.5% of sales. Pollo Tropical's restaurant wages and related expenses are lower than those of the Burger King restaurants due to Pollo Tropical's higher per unit sales volumes. This caused a 0.5% decrease, as a percentage of sales, in combined restaurant wages and related expenses. The remainder of the decrease is due to the effect of increased Burger King sales on fixed management costs and lower unemployment tax rates in New York State and Ohio.

     Other restaurant operating expenses, including advertising, decreased from 25.3% of sales in 1997 to 24.3% in 1998 due to Pollo Tropical's other restaurant operating expenses being 16.9% of sales. This caused a 0.7% decrease as a percentage of sales, in total other restaurant operating expenses. In addition, reduced utility costs associated with a milder winter in our Burger King operating areas contributed 0.2%, as a percentage of sales, to the decrease from 1997 to 1998.

     Administrative expenses, as a percentage of sales, increased from 4.4% in 1997 to 4.6% in 1998. The increase in 1998 is due to the addition of field supervision and corporate support as a result of the 1997 acquisition of 93 Burger King restaurants, administrative functions acquired in the July 1998 acquisition of Pollo Tropical, and increased corporate expenses to support our plans for continued expansion.

     EBITDA. EBITDA increased from $32.5 million in 1997 to $45.4 million in 1998. Included in EBITDA for the year ended December 31, 1998 are refinancing expenses of $1.6 million and a redemption premium of $4.6 million associated with the retirement of debt. EBITDA, as adjusted for these items, was $51.7 million for the year ended December 31, 1998. As a percentage of total revenues, EBITDA, as adjusted, increased from 11.0% in 1997 to 12.4% in 1998 as a result of the factors discussed above.

     Depreciation and Amortization. Depreciation and amortization increased $4.9 million in 1998 compared to 1997 due primarily to the increase in goodwill and purchased intangibles associated with the purchase of Pollo Tropical in July 1998 and the purchase of Burger King restaurants in 1997.

     Interest Expense. Interest expense was $21.1 million in 1998 compared to $15.6 million in 1997. The increase in 1998 was due to higher average debt balances from funding the acquisition of Pollo Tropical in July 1998 and the acquisition of Burger King restaurants in 1997.

     Income Taxes. The provision for income taxes of $4.8 million in 1998 is based on an estimated effective income tax rate for 1998 of 53.9%. This rate is higher than the Federal statutory tax rate due to state franchise and income taxes and non-deductible amortization of franchise rights and intangible assets pertaining to our acquisitions.

     Net Income. Net income was $429,000 in 1998 compared to $2,158,000 in 1997. Net income in 1998 includes an extraordinary loss of $3,701,000, which is net of tax, pertaining to the redemption of our 11.5% senior notes.

FISCAL 1997 COMPARED TO FISCAL 1996

     Restaurant Sales. Restaurant sales for the year ended December 31, 1997, increased 22.7% to $295.4 million from $240.8 million in 1996. The increase in sales was primarily the result of the growth in the number of Burger King restaurants operated by us which increased from 232 at the end of 1996 to 335 at the end of 1997. During 1997, we opened 11 new restaurants, acquired 93 restaurants in six transactions, and closed one underperforming restaurant. Sales at our 214 comparable restaurants (those units operating for the entirety of the compared periods) decreased 1.4% during 1997. In general, we did not increase menu prices during 1997.

     Operating Costs and Expenses. Cost of sales (food and paper costs), as a percentage of sales, were 29.0% in 1997 compared to 28.3% in 1996. The increase in 1997 reflected higher food costs, including approximately a 2% increase in average beef prices and higher costs as a percentage of sales at our newly acquired Burger King units.

     Restaurant wages and related expenses increased as a percentage of sales from 29.4% in 1996 to 30.3% in 1997. Wages increased due to higher labor rates including the effect of increases in the Federal minimum wage rates. A 1996 amendment to the Federal Fair Labor Standards Act of 1938 mandated an increase from $4.25 per hour to $4.75 per hour which took effect in October 1996, and a second increase in September 1997 to $5.15 per hour.

     Other restaurant operating expenses were 25.3% of sales in 1997 compared to 24.7% in 1996. In part, the increase in 1997 is reflective of general inflationary increases combined with a decrease in comparable restaurant sales. In addition, we added a significant number of restaurants through acquisition during 1997, and, therefore, expense relationships were somewhat higher as these new units were not yet fully integrated into our business.

     Administrative expenses increased approximately $2.7 million, and, as a percentage of sales, were 4.4% in 1997 compared to 4.5% in 1996. This increase reflects the addition of field supervision and corporate support as a result of the 1997 addition of over 100 restaurants and to support our plans for continued expansion.

     EBITDA. EBITDA increased from $31.5 million in 1996 to $32.5 million in 1997. As a percentage of sales, EBITDA decreased from 13.3% in 1996 to 11.0% in 1997 as a result of the factors discussed above.

     Depreciation and Amortization. Depreciation and amortization was $15.1 million in 1997 compared to $11.0 million in 1996. The $4.1 million increase in 1997 was due to the increase in goodwill and purchased intangibles resulting from the purchase method of accounting for newly acquired restaurants.

     Interest Expense. Interest expense was $15.6 million in 1997 compared to $14.2 million in 1996. The increase in 1997 was the result of higher average debt balances brought about by the funding of the restaurants that we acquired during the year.

     Income Taxes. The provision for income taxes of $655,000 in 1997 resulted in an effective income tax rate of 23.2%. The low effective rate was primarily attributable to the favorable settlement of a Federal income tax claim that we had outstanding for several years. As a result of the settlement, our tax provision was reduced by $806,000, and we recorded interest income of $983,000.

     Net Income. Net income was $2,158,000 in 1997 compared to $3,183,000 in 1996. The decrease in net income is attributable to the factors discussed above.

ITEM 7A.   QUANTITATIVE AND QUALTITATIVE DISCLOSURES ABOUT MARKET RISKS

           See Financial Statements

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The Index to Financial statements attached hereto is set forth in Item 14.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     On August 12, 1997 Carrols replaced the accounting firm of Arthur Andersen LLP ("Arthur Andersen") as their principal external auditor and engaged the services of Coopers & Lybrand, LLP ("Coopers & Lybrand").

     Arthur Andersen was the principal external auditor during the year ended December 31, 1996 and their report on the financial statements for the period ended December 31, 1996 did not contain an adverse opinion or disclaimer of opinion nor were financial statement opinions qualified or modified as to uncertainty, as to audit scope or as to accounting principles.

     There were no disagreements on any matters of accounting principles or practices, financial statement disclosure or scope of auditing procedures with the accounting firm of Arthur Andersen.

                                    PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table sets forth information about our directors, executive officers and other officers:



NAME                                         AGE                 POSITION WITH THE COMPANY
------------------------------------------   ---   -----------------------------------------------------
Alan Vituli...............................   57    Chairman of the Board and Chief Executive Officer
Daniel T. Accordino.......................   48    President, Chief Operating Officer and Director
Paul R. Flanders..........................   42    Vice President--Finance and Treasurer
Joseph A. Zirkman.........................   38    Vice President, General Counsel and Secretary
Richard H. Liem...........................   45    Vice President--Financial Operations
Timothy J. LaLonde........................   42    Vice President--Controller
Steven Barnes.............................   50    Vice President--Regional Director
Michael A. Biviano........................   41    Vice President--Regional Director
Joseph W. Hoffman.........................   36    Regional Director
David R. Smith............................   49    Vice President--Regional Director
James E. Tunnessen........................   43    Vice President--Regional Director
Richard L. Verity.........................   42    Vice President--Regional Director
Nicholas A. Castaldo......................   47    President and Chief Operating Officer--Pollo Tropical
                                                     Division
Benjamin D. Chereskin.....................   40    Director
James M. Conlon...........................   31    Director
David J. Mathies, Jr......................   51    Director
Robin P. Selati...........................   32    Director
Clayton E. Wilhite........................   53    Director



     Certain biographical information regarding our directors, executive officers and other officers is set forth below:



     Alan Vituli has been Chairman of the Board since 1986 and Chief Executive Officer since March 1992. He is also a Director and Chairman of the Board of Holdings. Between 1983 and 1985, Mr. Vituli was employed by Smith Barney, Harris Upham & Co., Inc. as a Senior Vice President responsible for real estate transactions. From 1966 until joining Smith Barney, Mr. Vituli was associated with the accounting firm of Coopers & Lybrand, first as an employee and for the last ten years as a partner. Among the positions held by Mr. Vituli at Coopers & Lybrand was National Director of Mergers and Acquisitions. Before joining Coopers & Lybrand, Mr. Vituli was employed in a family-owned restaurant business. From 1993 through our acquisition of Pollo Tropical, Mr. Vituli served on the Board of Directors of Pollo Tropical.



     Daniel T. Accordino has been President, Chief Operating Officer and a Director since February 1993. Before that, Mr. Accordino served as Executive Vice President--Operations from December 1986 and as Senior Vice President from April 1984. From 1979 to April 1984 he was Vice President responsible for restaurant operations, having previously served as our Assistant Director of Restaurant Operations. Mr. Accordino has been employed by us since 1972.



     Paul R. Flanders has been Vice President--Finance and Treasurer since April 1997. Before joining us, he was Vice President--Corporate Controller of Fay's Incorporated, a retailing chain, from 1989 to 1997, and Vice
President--Controller for Computer Consoles, Inc., a computer systems manufacturer, from 1982 to 1989. Mr. Flanders was also associated with the accounting firm of Touche Ross & Co. from 1977 to 1982.



     Joseph A. Zirkman became Vice President and General Counsel in January 1993. He was appointed Secretary in February 1993. Before joining us,
Mr. Zirkman was an associate with the New York City law firm of Baer Marks & Upham beginning in 1986.



     Richard H. Liem became Vice President--Financial Operations in May 1994. Before joining us, Mr. Liem was a Senior Audit Manager with the accounting firm of Price Waterhouse. Mr. Liem was with Price Waterhouse beginning in 1983.

     Timothy J. LaLonde has been Vice President--Controller since July 1997. Before joining us, he was a controller at Fay's Incorporated, a retailing chain, from 1992 to 1997. Before that he was a Senior Audit Manager with the accounting firm of Deloitte & Touche LLP, where he was employed since 1978.



     Steven Barnes is Vice President--Regional Director. He has been a Vice President since February 1997 and a Regional Director of Operations since 1993. Before joining us, Mr. Barnes was Vice President--Operations of Snapps Restaurants, Inc. from 1989 to 1993.



     Michael A. Biviano is Vice President--Regional Director. Mr. Biviano has been Regional Director of Operations since October 1989, having served as District Supervisor from December 1983 to October 1989. Mr. Biviano has been employed by us since 1973.



     Joseph W. Hoffman has been Regional Director since July 1997. Mr. Hoffman joined us in 1993 in connection with one of our acquisitions and served in the capacity of District Supervisor from 1993 to 1997. Before 1993 Mr. Hoffman was in a similar capacity with Community Food Service, Inc.



     David R. Smith is Vice President--Regional Director. Mr. Smith has been Regional Director of Operations since 1984, having served as District Supervisor from 1975 to 1984. Mr. Smith has been employed by us since 1972.



     James E. Tunnessen is Vice President--Regional Director. He has been Regional Director of Operations since August 1988, having served as District Supervisor from 1979 to August 1988. Mr. Tunnessen has been employed by us since 1972.



     Richard L. Verity has been Vice President--Regional Director since August 1997 when he joined us in conjunction with our acquisition of a group of 63 Burger King restaurants. Mr. Verity was previously with Resser Management Corp., a restaurant management company, from 1986 to 1997 and held the position of Executive Vice President.



     Nicholas A. Castaldo has been the President of Pollo Tropical, Inc. since October 1995 and its Chief Operating Officer since November 1, 1996. Before joining Pollo Tropical and since August 1993, Mr. Castaldo was employed as Vice President of Marketing for Denny's Inc., a restaurant company. From 1986 to 1993, Mr. Castaldo was employed by S&A Restaurant Corp., which includes Steak & Ale and Bennigan's restaurant chains, and ultimately served as Senior Vice President of Marketing and Business Development. Mr. Castaldo's career spans 20 years and includes management positions at Burger King, Citicorp, and Clairol Inc.



     Benjamin D. Chereskin has served as a Director since March 1997.
Mr. Chereskin is a Managing Director of Madison Dearborn Partners, Inc., a venture capital firm, and co-founded the firm in 1993. Before that, Mr. Chereskin was with First Chicago Venture Capital for nine years.
Mr. Chereskin also serves on the Board of Directors of Beverages & More, Inc.; Cornerstone Brands, Inc.; Tuesday Morning Corporation and NWL Holdings, Inc.



     James M. Conlon has served as a Director since 1998. Mr. Conlon has served as Managing Director of Dilmun Investments, Inc., a venture capital firm, since 1992. Since 1997, Mr. Conlon has been the Co-Head of the bank's U.S. Merchant Banking group. Before joining Dilmun Investments, Inc., Mr. Conlon was employed as an Investment Analyst in the Securities Division of TIAA-CREF. Mr. Conlon serves on the Boards of Directors of Carrols Corporation; Capital Recovery Holdings, Inc; Thompson Products, Inc. and Independent Pictures, Inc.



     David J. Mathies, Jr. has served as a Director since 1996. Mr. Mathies has served as President of Dilmun Investments, Inc., a venture capital firm, since its inception in 1988. From 1971 to 1988, he was employed by Mellon Bank, where he was head of their Pension Management Group, providing investment management services to middle market clients. Mr. Mathies serves on the Boards of Directors of Carrols Corporation; Capital Recovery Holdings, Inc; Thompson Products and Independent Pictures, Inc.



     Robin P. Selati has served as a Director since March 1997. Mr. Selati is a Managing Director of Madison Dearborn Partners, Inc., a venture capital firm, and joined the firm in 1993. Before 1993, Mr. Selati was associated with Alex Brown & Sons Incorporated in the consumer/retail investment banking group.

Mr. Selati also serves on the Board of Directors of Peter Piper, Inc., Tuesday Morning Corporation and NWL Holdings, Inc.



     Clayton E. Wilhite has served as a Director since July 1997. Since January 1998, Mr. Wilhite has been with CFI Group, Inc., has been its Managing Partner since May 1998, and has served on its Board of Directors since September 1998. CFI Group, Inc. is an international marketing and consulting firm specializing in measuring customer satisfaction. Between 1996 and 1998, he was the Chairman of Thurloe Holdings, L.L.C. Before 1996, Mr. Wilhite was with the advertising firm of D'Arcy Masius Benton & Bowles, Inc. having served as its Vice Chairman from 1995 to 1996, as President of DMB&B/North America from 1988 to 1995, and as Chairman and Managing Director of DMB&B/St. Louis from 1985 to 1988. From August 1996 through our acquisition of Pollo Tropical, Mr. Wilhite served on the Board of Directors of Pollo Tropical, Inc.



     All directors hold office until the next annual meeting of stockholders or until their successors have been elected and qualified. Our executive officers are chosen by the Board and serve at its discretion. All of our directors also serve as directors of Holdings.

ITEM 11.  EXECUTIVE COMPENSATION


     The following tables set forth certain information for the fiscal years ended December 31, 1998, 1997 and 1996 for our Chief Executive Officer and our next four most highly compensated executive officers who were serving as executive officers at December 31, 1998 and whose annual compensation exceeded $100,000. Stock option data refers to the stock options of Holdings.


                           SUMMARY COMPENSATION TABLE


                                                                                                     LONG-TERM
                                                                                                     COMPENSATION
                                                                                                     ------------
                                                                         ANNUAL COMPENSATION         SECURITIES
                                                                     ----------------------------    UNDERLYING
NAME AND PRINCIPAL POSITION                                          YEAR     SALARY     BONUS(A)    OPTIONS(#)
------------------------------------------------------------------   ----    --------    --------    ------------
Alan Vituli ......................................................   1998    $425,004    $297,503           --
  Chairman of the Board and Chief Executive Officer                  1997     392,758          --       72,830
                                                                     1996     363,160     128,210           --
Daniel T. Accordino ..............................................   1998     320,004     192,002           --
  President, Chief Operating Officer and Director                    1997     288,386          --       31,479
                                                                     1996     258,943      91,778           --
Paul R. Flanders .................................................   1998     143,759      71,880          500
  Vice President, Finance and Treasurer                              1997     105,925          --        1,500
                                                                     1996          --          --           --
Joseph A. Zirkman ................................................   1998     131,000      65,500          400
  Vice President, General Counsel and Secretary                      1997     120,436          --        1,118
                                                                     1996     115,288      40,934           --
Richard H. Liem ..................................................   1998     111,000      39,960          300
  Vice President, Financial Operations                               1997     103,160          --          500
                                                                     1996      94,750      30,288           --


------------------

(a) We provide bonus compensation to executive officers based on an individual's achievement of certain specified objectives and our achievement of specified increases in stockholder value.

                       OPTION GRANTS IN LAST FISCAL YEAR



                                                                                  % OF
                                                                                  TOTAL
                                                                   NUMBER OF     OPTIONS
                                                                   SECURITIES    GRANTED      EXERCISE
                                                                   UNDERLYING      TO           PRICE
                                                                   OPTIONS       EMPLOYEES     (PRICE       EXPIRATION
NAME                                                               GRANTED(A)    IN 1998      PER SHARE)       DATE
----------------------------------------------------------------   ----------    ---------    ----------    ----------
Paul R. Flanders................................................        500          4.8%      $ 124.78      2/28/2008
Joseph A. Zirkman...............................................        400          3.9         124.78      2/28/2008
Richard H. Liem.................................................        300          2.9         124.78      2/28/2008



                                                                               POTENTIAL REALIZABLE
                                                                              VALUE AT ASSUMED RATES
                                                                              OF STOCK APPRECIATION
                                                                                FOR OPTION TERM(B)
                                                                 ------------------------------------------------
NAME                                                                   5%                        10%
--------------------------------------------------------------   ----------------------    ----------------------
Paul R. Flanders..............................................          $ 39,237                  $ 99,434
Joseph A. Zirkman.............................................            31,389                    79,547
Richard H. Liem...............................................            23,542                    59,660


------------------

(a) Stock option grants were granted under the 1996 Long-Term Incentive Plan. These options become exercisable at the rate of 25% per year beginning on December 31, 1998.


(b) Potential realizable value is based on an assumption that the price of Holdings' common shares appreciate at 5% and 10% annually (compounded) from the date of grant until the end of the ten year option term. These calculations are based on requirements promulgated by the Commission and are not intended to forecast possible future appreciation of the stock price.


COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION


     During the last fiscal year, no executive officer of ours served as a director of or member of a compensation committee of any entity for which any of the persons serving on our Board of Directors or on the Compensation Committee of the Board of Directors is an executive officer. The Compensation Committee is comprised of Messrs. Chereskin, Mathies and Wilhite.


BOARD OF DIRECTORS


     Directors' Compensation. Directors who are our employees do not receive any additional compensation for serving as directors. Directors who are not our employees receive a fee of $15,000 per annum. All directors are reimbursed for all reasonable expenses they incur while acting as directors, including as members of any committee of the Board of Directors.



     Liability Limitation. As permitted under the Delaware General Corporation Law, our Restated Certificate of Incorporation provides that a director will not be personally liable to us or our stockholders for monetary damages for breach of a fiduciary duty owed to us or our stockholders. By its terms and in accordance with the laws of the State of Delaware, however, this provision does not eliminate or limit the liability of any of our directors:



o for any breach of the director's duty of loyalty to us or our stockholders;



o for an act or omission not in good faith or involving intentional misconduct or a knowing violation of law;



o for any transaction from which the director derived an improper personal benefit; or



o for an improper declaration of dividends or purchase or redemption of our securities.



     Indemnification. Our Restated Certificate of Incorporation provides that we will indemnify our directors and officers to the fullest extent permitted by Delaware law.

DESCRIPTION OF PLANS


     Employee Savings Plan. We offer salaried employees, excluding those of Pollo Tropical, the option to participate in the Carrols Corporation Corporate Employee Savings Plan, which is qualified as a profit-sharing plan by the Internal Revenue Service. In accordance with the plan, we match up to $1,040 of an employee's mandatory contributions by contributing $0.50 for each dollar contributed by the employee. Employees are fully vested in their own contributions; employees become vested in our contributions beginning in the fourth year of service and are fully vested after seven years of service or upon retirement at age 65 with five years service, death, or permanent or total disability. If any of the foregoing events occurs, benefits may be paid out in a single cash lump sum or in periodic installments over not more than the employee's assumed life expectancy. The employee's contributions may be withdrawn at any time, subject to restrictions on future contributions. Our matching contributions may be withdrawn under certain conditions of financial necessity or hardship as defined in the plan.



     Pollo Tropical 401(k) Savings Plan. Pollo Tropical has an employee savings plan pursuant to Section 401(k) of the Internal Revenue Code. All employees who are age 21 or older and who have been credited with at least 1,000 hours of service within twelve consecutive months are eligible to participate in the plan. Employees may elect to contribute to the plan through payroll deductions in an amount not to exceed the amount permitted under the Internal Revenue Code. We make discretionary matching contributions, which are allocated to participants based on the participant's eligible deferrals during the plan year. Employees are fully vested in their contributions. Our contributions vest at a rate of 33% for each complete year of service. For the year ended December 31, 1998, our contributions to the plan totaled $17,000.



     Bonus Plans. We have cash bonus plans designed to promote and reward excellent performance by providing employees with incentive compensation. Key senior management executives of each operating division can be eligible for bonuses equal to varying percentages of their respective annual salaries determined by our performance as well as the division's performance.



     1996 Long-Term Incentive Plan. In connection with the investment by Madison Dearborn Capital Partners, L.P. and Madison Dearborn Capital Partners II, L.P. in 1997, Holdings adopted the Carrols Holdings Corporation 1996 Long-Term Incentive Plan pursuant to which we may grant awards such as "Incentive Stock Options" (as defined under Section 422 of the Internal Revenue
Code), nonqualified stock options, stock appreciation rights, restricted stock, performance shares and performance units and other stock-based awards to certain of our and our subsidiaries' officers and employees. The 1996 Long-Term Incentive Plan replaced a prior long-term incentive plan which was adopted December 26, 1996. The plan is designed to advance our interests and the interests of Holdings by providing an additional incentive to attract, retain and motivate qualified and competent persons through the encouragement of stock ownership or stock appreciation rights in Holdings.



     The 1996 Long-Term Incentive Plan permits the Compensation Committee of the Board of Directors of Holdings to grant, from time to time, options to purchase an aggregate of up to 106,250 shares of common stock of Holdings. The vesting periods for options and the expiration dates for exercisability of options granted under the 1996 Long-Term Incentive Plan are determined by Holdings' Compensation Committee; however, the exercise period for an option granted under the 1996 Long-Term Incentive Plan may not exceed ten years from the date of the grant. Holdings' Compensation Committee is authorized to grant options under the plan to all of our and our subsidiaries' eligible officers and employees, including executive officers and directors (other than outside directors and members of Holdings' Compensation Committee).



     Holdings' Compensation Committee determines the option exercise price per share of any option granted under the 1996 Long-Term Incentive Plan; however, the option price per share of an option intended to qualify as an Incentive Stock Option shall not be less than the fair market value of the common stock of Holdings on the date such option is granted. Payment of such option exercise price shall be made:



(1) in cash;



(2) by delivering shares of Holdings' common stock already owned by the holder of such options;

(3) by delivering a promissory note;



(4) by a combination of any of the foregoing, in accordance with the terms of the 1996 Long-Term Incentive Plan, the applicable stock option agreement and any applicable guidelines of Holdings'
    Compensation Committee in effect at the time; or



(5)  by any other means approved by Holdings' Compensation Committee.



If the holder of an option issued pursuant to the plan elects to pay the exercise price of such option by delivering a promissory note, such promissory note may be either:



(1) unsecured and fully recourse against the holder of such option; or

(2) nonrecourse but secured by the shares of Holdings' common stock being purchased by such exercise and by other assets having a fair market value equal to not less than 40% of the exercise price of such option. In either event, such note shall mature on the fifth anniversary of the date of the note and bear interest at the rate provided under Section 1274(d) of the Internal Revenue Code of 1986, as amended from time to time.



     Pursuant to the 1996 Long-Term Incentive Plan, in the event of a Change of Control (as defined in the plan) any and all options issued and outstanding will vest and become exercisable in full on the date of such Change of Control. In addition, as soon as practicable but no later than thirty days before such Change of Control, Holdings' Compensation Committee shall notify any holder of an option granted under the plan of such Change of Control. Further, upon a Change of Control that qualifies as an Approved Sale (as defined in the plan) in which the outstanding common stock of Holdings is converted or exchanged for or becomes a right to receive any cash, property or securities other than Illiquid Consideration (as defined in the plan),



          (1) each option granted under the plan shall become exercisable solely for the amount of such cash, property or securities that the holder of such option would have been entitled to had such option been exercised immediately prior to such event;



          (2) the holder of such option shall be given an opportunity to either:



             (a) exercise such option prior to the consummation of the Approved
                 Sale and participate in such sale as a holder of Holdings' common stock; or



             (b) upon consummation of the Approved Sale, receive in exchange for such option consideration equal to the amount determined by multiplying:



                (x) the same amount of consideration per share of Holdings'
                    common stock received by the holders in connection with the Approved Sale less the exercise price per share of Holdings' common stock of such option to acquire Holdings' common stock by



                (y) the number of shares of Holdings' common stock represented by such option; and



          (3) to the extent such option is not exercised prior to or simultaneous with such Approved Sale, any such option shall be canceled.



     1998 Directors' Stock Option Plan. During 1998, Holdings adopted the Carrols Holdings Corporation 1998 Directors' Stock Option Plan pursuant to which we may grant "Incentive Stock Options" (as defined under Section 422 of the Internal Revenue Code), nonqualified stock options, stock appreciation rights, restricted stock, and other stock-based awards to certain non-employee directors of Holdings. The plan is designed to advance the interests of Holdings and us by providing an additional incentive to attract, retain and motivate non-employee individuals as directors of our Board and the Board of Holdings.



     The 1998 Directors' Stock Option Plan permits Holdings' Compensation Committee to grant, from time to time, options to purchase an aggregate of up to 10,000 shares of Holdings' common stock. The vesting periods for these options and the expiration dates for exercisability of the options granted under the plan are determined by the Compensation Committee; however, the exercise period for an option granted under the plan may not exceed ten years from the date of the grant. Holdings' Compensation Committee is authorized to grant options under the plan to all eligible non-employee directors of Holdings. Directors that are our employees or employees of Holdings, Madison Dearborn Capital Partners, L.P., Madison Dearborn Capital Partners II, L.P. or BIB Holdings, or any of their respective affiliates are not eligible under the plan.



     The option exercise price per share of any option granted under the 1998 Directors' Stock Option Plan is determined by Holdings' Compensation Committee; however, the option price per share of an option intended to qualify as an Incentive Stock Option shall not be less than the fair market value of Holdings' common stock on the date such option is granted. Payment of such option exercise price shall be made:



(1) in cash;



(2) by delivering shares of common stock already owned by the holder of such options;



(3) by delivering a promissory note;



(4) by a combination of any of the foregoing, in accordance with the terms of the plan, the applicable stock option agreement and any applicable guidelines of the Holdings Compensation Committee in effect at the time; or



(5) by any other means approved by the Holdings Compensation Committee.



If the holder of an option issued pursuant to the plan elects to pay the exercise price of such option by delivering a promissory note, such promissory note may be either:



          (1) unsecured and fully recourse against the holder of such options;
              or


          (2) nonrecourse but secured by the shares of Holdings' common stock being purchased by such exercise and by other assets having a fair market value equal to not less than 40% of the exercise price of such option.



In either event, such note shall mature on the fifth anniversary of the date of the note and bear interest at the rate provided under Section 1274(d) of the Internal Revenue Code of 1986, as amended from time to time.



     Pursuant to the 1998 Directors' Stock Option Plan, in the event of a Change of Control (as defined in the plan), any and all options issued and outstanding shall vest and become exercisable in full on the date of such Change of Control. In addition, as soon as practicable but in no event later than 30 days prior to a Change of Control, Holdings' Compensation Committee shall notify any holder of an option granted under the plan of such Change of Control. Further, upon a Change of Control that qualifies as an Approved Sale (as defined in the 1998 Directors' Plan) in which the outstanding common stock of Holdings is converted or exchanged for or becomes a right to receive any cash, property or securities other than Illiquid Consideration (as defined in the 1998 Directors' Plan):



          (1) each option granted under the plan shall become exercisable solely for the amount of such cash, property or securities that the holder of such award would have been entitled to had such award been exercised immediately prior to such event;



          (2) the holder of such option shall be given an opportunity to either:



             (a) exercise such option prior to the consummation of the Approved
                 Sale and participate in such sale as a holder of Holdings' common stock; or



             (b) upon consummation of the Approved Sale, receive in exchange for such award consideration equal to the amount determined by multiplying:



                (x) the same amount of consideration per share of Holdings'
                    common stock received by the holders in connection with the Approved Sale less the exercise price per share of Holdings' common stock of such award to acquire Holdings' common stock by



                (y) the number of shares of Holdings' common stock represented by such option; and



          (3) to the extent such option is not exercised prior to or simultaneous with such Approved Sale, any such award will be canceled.

DESCRIPTION OF EMPLOYMENT AGREEMENTS


     Vituli Employment Agreement. On March 27, 1997, in connection with the investment by Madison Dearborn Capital Partners, L.P. and Madison Dearborn Capital Partners II, L.P., we entered into a Second Amended and Restated Employment Agreement with Alan Vituli, which amended and restated an Amended and Restated Employment Agreement dated April 3, 1996 between us and Mr. Vituli. Pursuant to the amended employment agreement, Mr. Vituli will continue to serve as our Chairman of the Board and Chief Executive Officer. The amended employment agreement will be for an initial term of four years, commencing on March 27, 1997 and will be subject to automatic renewals for successive one-year terms unless either we or Mr. Vituli elect not to renew by giving written notice to the other at least 90 days before a scheduled expiration date. Pursuant to the amended employment agreement, Mr. Vituli will receive a base salary of $400,000 for the first year of the term, which amount increases annually by at least $25,000 subject to additional increases that may be authorized by the Compensation Committee. Pursuant to the amended employment agreement, Mr. Vituli will participate in our Executive Bonus Plan and any of our stock option plans applicable to executive employees. The amended employment agreement also requires that we are responsible for maintaining the premium payments on a split-dollar life insurance policy on the life of Mr. Vituli providing a death benefit of $1.5 million payable to an irrevocable trust designated by Mr. Vituli. The amended employment agreement provides that if Mr. Vituli's employment is terminated without Cause (as defined in the amended employment agreement) following a Change of Control (as defined in the amended employment agreement),



          (1) Mr. Vituli will receive a cash payment in the amount equal to 2.99 times his Five Year Compensation Average (as defined in the amended employment agreement) if such Change of Control occurs during the first two years of the initial term of the amended employment agreement; and



          (2) a cash lump sum equal to his salary during the previous 12 months if terminated thereafter. The amended employment agreement includes non-competition and non-solicitation provisions effective during the term of the amended employment agreement and for two years following its termination.



      Accordino Employment Agreement. On March 27, 1997, in connection with the investment by Madison Dearborn Capital Partners, L.P. and Madison Dearborn Capital Partners II, L.P., we entered into a Second Amended and Restated Employment Agreement with Daniel T. Accordino, which amended and restated an Amended and Restated Employment Agreement dated April 3, 1996 between us and
Mr. Accordino. Pursuant to the amended employment agreement, Mr. Accordino will continue to serve as our President and Chief Operating Officer. The amended employment agreement will be for an initial term of four years, commencing on March 27, 1997 and will be subject to automatic renewal for successive one-year terms unless either we or Mr. Accordino elect not to renew by giving written notice to the other at least 90 days before a scheduled expiration date. Pursuant to the amended employment agreement, Mr. Accordino will receive a base salary of $300,000 for the first year of the term, which amount increases annually by at least $20,000 subject to additional increases that may be authorized by the Compensation Committee. Pursuant to the amended employment agreement, Mr. Accordino will participate in our Executive Bonus Plan and any of stock option plans applicable to executive employees. The amended employment agreement also will require that we are responsible for maintaining the premium payments on a split-dollar life insurance policy on the life of Mr. Accordino providing a death benefit of $1.0 million payable to an irrevocable trust designated by Mr. Accordino. The amended employment agreement provides that if Mr. Accordino's employment is terminated without Cause (as defined in the amended employment agreement) following a Change of Control (as defined in the amended employment agreement),



          (1) Mr. Accordino will receive a cash payment in the amount equal to
              2.99 times his Five Year Compensation Average (as defined in the amended employment agreement) if such change of control occurs during the first two years of the agreement; and



          (2) a cash lump sum equal to his salary during the previous 12 months if terminated thereafter. The agreement includes non-competition and non-solicitation provisions effective during the term of the amended employment agreement and for two years following its termination.

     Castaldo Employment Agreement. Effective July 20, 1998, in connection with our acquisition of Pollo Tropical, we entered into an Amended and Restated Employment Agreement with Nicholas A. Castaldo, which amended and restated an Employment Agreement dated September 19, 1995, as amended May 5, 1997, between Pollo Tropical and Mr. Castaldo. Pursuant to the amended agreement, Mr. Castaldo will serve as the President and Chief Operating Officer of our Pollo Tropical Division. The agreement will be for an initial term commencing on July 20, 1998 and ending September 30, 2003, and will be subject to renewal for up to two additional one-year periods at our option, exercisable by giving written notice to Mr. Castaldo by no later than July 31, 2003 or 2004, as applicable. Pursuant to the agreement, Mr. Castaldo will receive a base salary of $300,000 per year during the term, which amount increases on January 1, 2000 and on each January 1st thereafter during the term by at least 5% subject to additional increases that may be authorized by our Board of Directors. Pursuant to the agreement, Mr. Castaldo will be eligible to receive an annual bonus of up to 100% of his base salary (of which not more than 50% may be subject to deferral provisions in our Executive Bonus Plan (as defined in the agreement)), which bonus will be payable in accordance with our Executive Bonus Plan and will be based solely upon the achievement by Mr. Castaldo of certain corporate and individual performance standards during the relevant period as reasonably established by us with Mr. Castaldo. For the period January 1, 1998 through June 30, 1998, Mr. Castaldo will receive a bonus based upon the previous Pollo Tropical Executive Bonus Plan (as defined in the agreement), none of which bonus will be subject to any deferral provisions in our Executive Bonus Plan. Pursuant to the agreement, Mr. Castaldo will be entitled to be granted, and it is anticipated that he will be granted, non-qualified options or the equivalent to purchase 5% of Pollo Tropical's common stock or equity value if no such common stock has been issued. Such options will be issued pursuant to Pollo Tropical's 1998 Stock Option or Tracking Stock Option Plan, which we anticipate adopting in the future. Mr. Castaldo's agreement provides that if Mr. Castaldo's employment is terminated by us without Cause (as defined in the agreement) or by Mr. Castaldo for Good Reason (as defined in the agreement), or if the term of the agreement expires, then Mr. Castaldo will be entitled to the following payments and benefits:



          (1) An amount equal to the greater of:



                (x) Mr. Castaldo's base salary then in effect, from the date on which his employment is terminated or expires under the terms of the agreement until 12 months after such termination date; or



                (y) Mr. Castaldo's base salary from such termination date
                    through the end of the initial term. The foregoing will be payable as follows: a lump sum equal to one year's then current base salary payable within ten days of such termination date and the balance, if any, payable in 24 equal monthly installments.



          (2) Mr. Castaldo's stock options to be granted under the Option Agreement (as defined in the agreement) shall vest as set forth in and in accordance with the terms and provisions of the Option Agreement;



          (3) Mr. Castaldo's health and medical insurance benefits will be continued at our expense through the date which is 24 months following the termination date; and



          (4) any portion of bonus that was deferred under the Pollo Tropical Executive Bonus Plan will be payable in a lump sum within ten days of the termination date.



     Mr. Castaldo's agreement includes non-competition and non-solicitation provisions effective during the term of the agreement and for two years following its termination.



OPTION AGREEMENTS PURSUANT TO THE 1996 LONG-TERM INCENTIVE PLAN



     Vituli Plan Option Agreement. On December 30, 1996, pursuant to the Securities Purchase Agreement dated as of March 6, 1996 among Holdings, the stockholders of Holdings, BIB Holdings and us, Holdings granted to Alan Vituli, under the 1996 Long-Term Incentive Plan, an option to purchase 43,350 shares of Holdings' common stock. The option:



          (1) was immediately exercisable with regard to 15,300 shares of Holdings' common stock at an exercise price of $110.00 per share; and

          (2) was to become exercisable on June 1, 1997 with regard to:



             (a) 15,300 shares of Holdings' common stock at an exercise price of
                 $130.00 per share; and



             (b) 12,750 shares of Holdings' common stock at an exercise price of
                 $140.00 per share.


On January 22, 1997, Mr. Vituli contributed these options to the Vituli Family Trust for the benefit of his children.


     In connection with the investment by Madison Dearborn Capital Partners, L.P. and Madison Dearborn Capital Partners II, L.P. in 1997, Holdings granted an option to purchase 43,350 shares of Holdings' common stock under the 1996 Long-Term Incentive Plan in exchange for the options held by the Vituli Family Trust. The Vituli Family Trust agreed to reduce the exercise price to $101.7646 per share. The new option:



          (1) has a term of ten years from the date of grant;



          (2) became exercisable:



             (a) on the date of grant with regard to 15,300 shares of Holdings'
                 common stock;



             (b) on December 31, 1997 with regard to 5,610 shares of Holdings'
                 common stock;



             (c) on December 31, 1998 with regard to 5,610 shares of Holdings'
                 common stock; and



          (3) will become exercisable:



             (a) on December 31, 1999 with regard to 5,610 shares of Holdings'
                 common stock; and



             (b) on December 31, 2000 with regard to 11,220 shares of Holdings'
                 common stock.



     Accordino Plan Option Agreement. On December 30, 1996, pursuant to the Securities Purchase Agreement dated as of March 6, 1996, Holdings granted to Daniel T. Accordino, under the 1996 Long-Term Incentive Plan, an option to purchase 28,900 shares of Holdings' common stock. The option:



          (1) was immediately exercisable with regard to 10,200 shares of Holdings' common stock at an exercise price of $110.00 per share; and



          (2) was to become exercisable on December 31, 1997 with regard to:



             (a) 10,200 shares of Holdings' common stock at an exercise price of
                 $130.00 per share; and



             (b) 8,500 shares of Holdings' common stock at an exercise price of
                 $140.00 per share.



     In connection with the investment by Madison Dearborn Capital Partners, L.P. and Madison Dearborn Capital Partners II, L.P. in 1997, the option granted to Mr. Accordino was canceled and Holdings granted to Mr. Accordino, under the 1996 Long-Term Incentive Plan, an option to purchase 28,900 shares of Holdings' common stock at an exercise price of $101.7646 per share. The new option:



          (1) has a term of ten years from the date of grant;



          (2) became exercisable:



             (a) on the date of grant with regard to 10,200 shares of Holdings'
                 common stock;



             (b) on December 31, 1997 with regard to 3,740 shares of Holdings'
                 common stock;

             (c) on December 31, 1998 with regard to 3,740 shares of Holdings'
                 common stock; and



          (3) will become exercisable:



             (a) on December 31, 1999 with regard to 3,740 shares of Holdings'
                 common stock; and

             (b) on December 31, 2000 with regard to 7,480 shares of Holdings'
                 common stock.

OTHER OPTION AGREEMENTS GRANTED IN CONNECTION WITH THE MADISON DEARBORN
INVESTMENT



     Vituli Non-Plan Option Agreement. In connection with the investment by Madison Dearborn Partners, L.P. and Madison Dearborn Capital Partners II, L.P. in 1997, Holdings granted to Mr. Vituli a nonqualified stock option to purchase 29,480 shares of Holdings' common stock at an exercise price of $101.7646. The option will have a term of ten years from the date of grant and will become exercisable in five equal parts on the five consecutive anniversaries of the date of grant. The option will have substantially the same terms as options issued under the 1996 Long-Term Incentive Plan with respect to:



(1) the method of payment of the exercise price of the option; and



(2) the effect of a Change of Control (as defined in the 1996 Long-Term Incentive Plan).



     Accordino Non-Plan Option Agreement. In connection with the investment by Madison Dearborn Partners, L.P. and Madison Dearborn Capital Partners II, L.P. in 1997, Holdings granted to Mr. Accordino a nonqualified stock option to purchase 2,579 shares of Holdings' common stock at an exercise price of $101.7646. The option will have a term of ten years from the date of grant and will become exercisable in five equal parts on the five consecutive anniversaries of the date of grant. The option will have substantially the same terms as the option granted to Mr. Vituli.



     Zirkman Non-Plan Option Agreement. In connection with the investment by Madison Dearborn Partners, L.P. and Madison Dearborn Capital Partners II, L.P. in 1997, Holdings granted to Joseph A. Zirkman a nonqualified stock option to purchase 368 shares of Holdings' common stock at an exercise price of $101.7646. The option will have a term of ten years from the date of grant and will become exercisable in five substantially equal parts on the five consecutive anniversaries of the date of grant. The option will have substantially the same terms as the option granted to Mr. Vituli.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT


     The following tables set forth the number and percentage of shares of our voting stock and Holdings' voting common stock beneficially owned, as of March 15, 1999, by:



          (1) all persons known by us to be the beneficial owners of more than 5% of the shares of such voting common stock;



          (2) each of our directors who owns shares of such voting common stock;



          (3) each of our executive officers included in the Summary Compensation Table above; and



          (4) all of our executive officers and directors as a group.



                                                                             SHARES BENEFICIALLY
                                                                                   OWNED(A)
                                                                            ----------------------    FULLY DILUTED(B)
                                                                             NUMBER     PERCENTAGE    PERCENTAGE
                                                                            ---------   ----------    ----------------
Stockholders of Carrols Corporation:
  Carrols Holdings Corporation............................................         10        100%             100%
  968 James Street
  Syracuse, New York 13203
Stockholders of Carrols Holdings Corporation:
  BIB Holdings (Bermuda) Ltd.(c)..........................................    566,667      46.80%           44.50%
  c/o Dilmun Investments
  Metro Center
  One Station Place
  Stamford, CT 06902
  Madison Dearborn Capital Partners, L.P..................................    283,333      23.40%           22.25%
  Three First National Plaza
  Suite 3800
  Chicago, IL 60602
  Madison Dearborn Capital Partners II, L.P...............................    283,334      23.40%           22.25%
  (Same address as Madison Dearborn Capital Partners, L.P.)
Executive Officers and Directors:
  Alan Vituli(d)..........................................................     48,139       3.98%            6.49%
  Daniel T. Accordino.....................................................     19,572       1.62%            2.54%
  Paul R. Flanders........................................................        875          *%               *%
  Joseph A. Zirkman.......................................................        746          *%               *%
  Richard H. Liem.........................................................        325          *%               *%
  Clayton E. Wilhite......................................................        250          *%               *%
  Directors and executive officers of Carrols as a group (12 persons).....     70,232       5.80%            9.52%


------------------

 *  Less than one percent.



(a) The number of shares shown in the table includes stock options which are currently exercisable or exercisable within 60 days of the date of this prospectus to purchase: 38,312 shares held by Mr. Vituli; 18,712 shares held by Mr. Accordino; 875 shares held by Mr. Flanders; 623 shares held by Mr. Zirkman; 325 shares held by Mr. Liem; and 250 shares held by Mr. Wilhite.



(b) Gives effect to the exercise of all outstanding options for Holdings' common stock.



(c) These 566,667 shares of Holdings' common stock were previously owned by Atlantic Restaurants, Inc. which was formed to effect the acquisition of the company in 1996. Atlantic Restaurants, Inc., which was a wholly-owned subsidiary of BIB Holdings, was merged into BIB Holdings on February 10, 1999.



(d) Includes 26,520 vested stock options contributed to and held by the Vituli Family Trust.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


     Stockholders Agreement. On March 27, 1997, in connection with the investment by Madison Dearborn Capital Partners, L.P. and Madison Dearborn Capital Partners II, L.P., all holders of Holdings' common stock entered into a Stockholders Agreement. The agreement provides that all holders of Holdings' common stock will vote their common stock in order to cause the following individuals to be elected to the Board of Directors of Holdings and each of its subsidiaries (including us):



          (a) three representatives designated collectively by Madison Dearborn Capital Partners, L.P. and Madison Dearborn Capital Partners II, L.P.;



          (b) three representatives designated by BIB Holdings; and



          (c) two representatives designated by Mr. Vituli as long as Mr. Vituli is our Chief Executive Officer, subject in each case to adjustment if the percentage holdings of each decreases below a certain threshold.



     In addition, the agreement provides for certain limitations on the ability of holders of Holdings' common stock to sell, transfer, assign, pledge or otherwise dispose of their common stock. The agreement contains covenants requiring us to obtain the prior consent of Madison Dearborn Capital Partners, L.P., Madison Dearborn Capital Partners II, L.P., and BIB Holdings before taking certain actions including the redemption, purchase or other acquisition of Holdings' capital budget approved by Holdings' Board of Directors for that year or the entry into the ownership, active management or operation of any business other than Burger King franchise restaurants.



     Registration Rights Agreement. On March 27, 1997, in connection with the investment by Madison Dearborn Capital Partners, L.P. and Madison Dearborn Capital Partners II, L.P., those entities, BIB Holdings, Alan Vituli, Daniel T. Accordino and Joseph A. Zirkman entered into a registration agreement with Holdings. The registration agreement provides for demand and piggyback rights with respect to Holdings' common stock. The Madison Dearborn Capital Partners, L.P. and Madison Dearborn Capital Partners II, L.P. or BIB Holdings may demand registration under the Securities Act of all or any portion of their shares of Holdings' common stock or options for shares of Holdings' common stock (the "Registrable Securities"), provided that:



          (1) in the case of the first demand registration, Madison Dearborn Capital Partners, L.P., and Madison Dearborn Capital Partners II, L.P. and BIB Holdings must consent to a demand registration unless Holdings has completed a registered public offering of the Holdings' common stock; and


          (2) all demand registrations on Form S-1 must be underwritten.



Madison Dearborn Capital Partners, L.P. and Madison Dearborn Capital Partners II, L.P., collectively, and BIB Holdings are each entitled to request:



          (1) three demand registrations on Form S-1 in which Holdings will pay all registration expenses, provided that the offering value of the Registrable Securities is at least $15 million; and



          (2) an unlimited number of demand registrations on Form S-3 in which Holdings will pay all registration expenses, provided that the offering value of the Registrable Securities is at least
              $5 million with an underwritten offering equal to at least
              $10 million.



Whenever Holdings proposes to register any of its securities (other than pursuant to a demand registration) and the registration form may be used for the registration of Registrable Securities, Holdings shall give prompt written notice to all holders of Registrable Securities of its intention to effect such a registration and shall include in such registration all Registrable Securities to which Holdings has received written requests for inclusion in such registration within 20 days after receipt of Holdings' notice. Holdings shall pay the registration expenses of the holders of Registrable Securities in all such piggyback registrations. The Registration Agreement contains typical "cut back" provisions in connection with both demand registrations and piggyback registrations. We will provide the holders of the Registrable Securities with typical indemnification in the event of certain misstatements or omissions made in connection with both demand registrations and piggyback registrations.

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

                Consolidated Statements of Stockholder's Equity (Deficit)     F-6

                Consolidated Statements of Cash Flows                         F-7 to F-8

                Notes to Consolidated Financial Statements                    F-9 to F-21

         (b)   Financial Statement Schedules

         Schedule                  Description                                Page
         --------        ---------------------------------                    ----
           II            Valuation and Qualifying Accounts                    F-22



     Schedules other than those listed are omitted for the reason that they are not required, not applicable, or the required information is shown in the financial statements or notes thereto.

     Separate financial statements of the Company are not filed for the reasons that (1) consolidated statements of the Company and its consolidated subsidiaries are filed and (2) the Company is primarily an operating Company and all subsidiaries included in the consolidated financial statements filed are wholly-owned, and indebtedness of all subsidiaries included in the consolidated financial statements to any person other than the Company does not exceed 5% of the total assets as shown by the Consolidated Balance Sheet at December 31, 1998.

     Reports on Form 8-K - No current reports on Form 8-K were filed during the quarter ended January 3, 1999.

                                 EXHIBIT INDEX

EXHIBIT                                                                                                    SEQUENTIAL
NUMBER         DESCRIPTION                                                                                 PAGE NO.
------         -----------------------------------------------------------------------------------------   ----------
  2.1     --   Agreement and Plan of Merger dated June 3, 1998 by and between Carrols Corporation and
               Pollo Tropical, Inc. (incorporated by reference to Exhibit (c)(1) to the Tender Offer
               Statement on Schedule 14 (d)(1) dated July 3, 1998)
  3.1     --   Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.(3)(a) to
               Carrols Corporation's 1987 Annual Report on Form 10-K)
  3.2     --   Certificate of Amendment of the Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.2 to Carrols Corporation's Amendment No. 1 to Form S-4 filed
               March 24, 1999)
  3.3     --   Restated By-laws (incorporated by reference to Exhibit 3.(3)(b) to Carrols Corporation's
               1986 Annual Report on Form 10-K )
  4.1     --   Indenture, dated as of November 24, 1998, between Carrols Corporation, the Guarantors named therein and IBJ Schroder Bank & Trust Company, as Trustee (incorporated by reference to Exhibit 4.1 to Carrols Corporation's Form S-4 filed February 2, 1999)
  4.2     --   Exchange and Registration Rights Agreement, dated as of November 24, 1998, among Carrols
               Corporation and Chase Securities Inc. and NationsBanc Montgomery Securities LLC
               (incorporated by reference to Exhibit 4.2 to Carrols Corporation's Form S-4 filed on
               February 2, 1999)
  4.3     --   Form of 9 1/2% Senior Subordinated Note due 2008 (incorporated by reference to Exhibit 4.3 to Carrols Corporation's Form S-4 filed February 2, 1999)
 10.1     --   Loan Agreement dated as of May 12, 1997 by and among Carrols Corporation, Texas Commerce
               Bank National Association, Heller Financial, Inc., First Union National Bank of North
               Carolina, and the other lenders now or thereafter parties thereto (incorporated by reference to Exhibit 10.1 to Carrols Corporation's Form S-4 filed February 2, 1999)
 10.2     --   Amendment to Carrols Corporation's Senior Credit Facility titled Amendment to Loan
               Agreement, made and entered into as of July 9, 1998, by and among Carrols Corporation,
               Heller Financial, Inc., NationsBank, and Chase Bank of Texas, National Association
               (incorporated by reference to Exhibit (b)(2) to the Tender Offer Statement on Schedule
               (d)(1) dated July 3, 1998)
 10.3     --   Amendment to Loan Agreement dated as of December 31, 1998, by and among Carrols
               Corporation, Heller Financial, Inc., NationsBank, and Chase Bank of Texas, National
               Association (incorporated by reference to Exhibit 10.3 to Carrols Corporation's Form S-4 filed February 2, 1999)
 10.4     --   Supply Agreement between ProSource Services Corporation and Carrols Corporation dated
               April 1, 1994 (incorporated by reference to Exhibit 10.11 to Carrols Corporation's 1994
               Annual Report on Form 10-K)
 10.5     --   Stock Purchase Agreement dated as of February 25, 1997 by and among Madison Dearborn
               Capital Partners, L.P., Madison Dearborn Capital Partners II, L.P., Atlantic Restaurants,
               Inc. and Carrols Holdings Corporation (incorporated by reference to Exhibit 10.12 to
               Carrols Corporation's 1996 Annual Report on Form 10-K)
 10.6     --   1994 Regional Directors Bonus Plan (incorporated by reference to Exhibit 10.19 to Carrols
               Corporation's 1994 Annual Report on Form 10-K)
 10.7     --   Carrols Corporation Corporate Employee's Savings Plan dated December 31, 1994
               (incorporated by reference to Exhibit 10.21 to Carrols Corporation's 1994 Annual Report
               on Form 10-K)
 10.8     --   Seventh Amendment to Third Amended and Restated Loan and Security Agreement by and among
               Heller Financial, Inc., Carrols Holdings Corporation and Carrols Corporation dated as of
               April 3, 1996 (incorporated by reference to Exhibit 10.27 to Carrols Corporation's current report on Form 8-K filed April 10, 1996)

EXHIBIT                                                                                                    SEQUENTIAL
NUMBER         DESCRIPTION                                                                                 PAGE NO.
------         -----------------------------------------------------------------------------------------       --
 10.9     --   Amended and Restated Employment Agreement dated as of April 3, 1996 by and between
               Carrols Corporation and Alan Vituli (incorporated by reference to Exhibit 10.23 to
               Carrols Corporation's Current Report on Form 8-K filed on April 10, 1996)
 10.10    --   Amended and Restated Employment Agreement dated as of April 3, 1996 by and between
               Carrols Corporation and Daniel T. Accordino (incorporated by reference to Exhibit 10.24 to Carrols Corporation's Current Report on Form 8-K filed on April 10, 1996)
 10.11    --   Amended and Restated Employment Agreement dated as of July 20, 1998 by and between
               Carrols Corporation and Nicholas A. Castaldo (incorporated by reference to Exhibit 10.11 to Carrols Corporation's Form S-4 filed February 2, 1999)
 10.12    --   Carrols Corporation 1996 Long-Term Incentive Plan (incorporated by reference to Exhibit
 10.20    --   to Carrols Corporation's 1996 Annual Report on Form 10-K)
 10.13    --   Stock Option Agreement dated as of December 30, 1996 by and between Carrols Corporation and Alan Vituli (incorporated by reference to Exhibit 10.21 to Carrols Corporation's 1996
               Annual Report on Form 10-K)
 10.14    --   Stock Option Agreement dated as of December 30, 1996 by and between Carrols Corporation and Daniel T. Accordino (incorporated by reference to Exhibit 10.22 to Carrols
               Corporation's 1996 Annual Report on Form 10-K)
 10.15    --   Form of Stockholders Agreement by and among Carrols Holdings Corporation, Madison
               Dearborn Capital Partners, L.P., Madison Dearborn Capital Partners II, L.P., Atlantic
               Restaurants, Inc., Alan Vituli, Daniel T. Accordino and Joseph A. Zirkman (incorporated by reference to Exhibit 10.23 to Carrols Corporation's 1996 Annual Report on Form 10-K)
 10.16    --   Form of Registration Agreement by and among Carrols Holdings Corporation, Atlantic
               Restaurants, Inc., Madison Dearborn Capital Partners, L.P., Madison Dearborn Capital
               Partners II, L.P., Alan Vituli, Daniel T. Accordino and Joseph A. Zirkman (incorporated by reference to Exhibit 10.24 to Carrols Corporation's 1996 Annual Report on Form 10-K)
 10.17    --   Form of Second Amended and Restated Employment Agreement by and between Carrols
               Corporation and Alan Vituli (incorporated by reference to Exhibit 10.25 to Carrols
               Corporation's 1996 Annual Report on Form 10-K)
 10.18    --   Form of Second Amended and Restated Employment Agreement by and between Carrols
               Corporation and Daniel T. Accordino (incorporated by reference to Exhibit 10.26 to
               Carrols Corporation's 1996 Annual Report on Form 10-K)
 10.19    --   Form of Carrols Holdings Corporation 1996 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.27 to Carrols Corporation's 1996 Annual Report on Form 10-K)
 10.20    --   Form of Stock Option Agreement by and between Carrols Holdings Corporation and Alan
               Vituli (incorporated by reference to Exhibit 10.28 to Carrols Corporation's 1996 Annual
               Report on Form 10-K)
 10.21    --   Form of Stock Option Agreement by and between Carrols Holdings Corporation and Daniel T.
               Accordino (incorporated by reference to Exhibit 10.29 to Carrols Corporation's 1996
               Annual Report on Form 10-K)
 10.22    --   Form of Unvested Stock Option Agreement by and between Carrols Holdings Corporation and
               Alan Vituli (incorporated by reference to Exhibit 10.30 to Carrols Corporation's 1996
               Annual Report on Form 10-K)
 10.23    --   Form of Unvested Stock Option Agreement by and between Carrols Holdings Corporation and
               Daniel T. Accordino (incorporated by reference to Exhibit 10.31 to Carrols Corporation's
               1996 Annual Report on Form 10-K)

EXHIBIT                                                                                                    SEQUENTIAL
NUMBER         DESCRIPTION                                                                                 PAGE NO.
------         -----------------------------------------------------------------------------------------       --
 10.24    --   Form of Unvested Stock Option Agreement by and between Carrols Holdings Corporation and
               Joseph A. Zirkman (incorporated by reference to Exhibit 10.32 to Carrols Corporation's
               1996 Annual Report on Form 10-K)
 10.25    --   First Amendment to the Stock Purchase Agreement dated March 27, 1997 by and among Carrols
               Holdings Corporation, Atlantic Restaurants, Inc., Madison Dearborn Capital Partners, L.P.
               and Madison Dearborn Capital Partners II, L.P. (incorporated by reference to
               Exhibit 10.38 to Carrols Corporation's current report on Form 8-K filed March 27, 1997)
 10.26    --   Purchase and Sale Agreement dated as of January 15, 1997 by and between Carrols
               Corporation, as Purchaser, Omega Services, Inc. as Seller and Mr. Harold W. Hobgood as
               Omega's Agent (incorporated by reference to Exhibit 10.39 to Carrols Corporation's current report on Form 8-K filed March 27, 1997)
 10.27    --   Purchase and Sale Agreement dated as of January 15, 1997 by and between Carrols
               Corporation, as Purchaser, Omega Services, Inc. as Seller and Mr. Harold W. Hobgood as
               Omega's Agent (incorporated by reference to Exhibit 10.40 to Carrols Corporation's current report on Form 8-K filed March 27, 1997)
 10.28    --   Purchase Agreement dated as of July 7, 1997 among Carrols Corporation, as Purchaser, and the individuals and trusts listed on Exhibit A attached thereto, as Sellers, the individuals and entities listed on Exhibit B attached thereto, as Affiliated Real
               Property Owners, and Richard D. Fors, Jr. and Charles J. Mund, as the Seller's
               representatives (incorporated by reference to Exhibit 10.41 to Carrols Corporation's current report on Form 8-K filed August 20, 1997)
 10.29    --   Carrols Holdings Corporation 1998 Directors' Stock Option Plan
 10.30    --   Loan Agreement dated as of February 12, 1999 by and among Carrols Corporation, each of the Lenders party thereto, Manufacturers and Traders Trust Company, as Co-Agent,
               Nationsbank, N.A., as Co-Agent, Suntrust Bank, Atlanta, as Co-Agent and Chase Bank of
               Texas, National Association, as Agent (incorporated by reference to Exhibit 10.30 to
               Carrols Corporation's Amendment No. 1 to Form S-4 filed March 24, 1999)
 16.1     --   Letter re: Change in Certifying Accountant (incorporated by reference to Exhibit 16.1 to
               Carrols Corporation's Current Report on Form 8-K filed with the Commission on August 15,
               1997)
 21.1     --   List of Subsidiaries (incorporated by reference to Exhibit 21.1 to Carrols Corporation's
               Form S-4 filed February 2, 1999)
 27       --   Financial Data Schedule (incorporated by reference to Exhibit 27 to Carrols Corporation's
               Amendment No. 1 to Form S-4 filed March 24, 1999)

------------------

* Filed herewith.

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


To the Board of Directors and Shareholder of Carrols Corporation

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, stockholder's equity, cash flows, and supplemental schedule present fairly, in all material respects, the financial position of Carrols Corporation (a wholly owned subsidiary of Carrols Holdings Corporation) and its subsidiaries at December 31, 1998 and December 31, 1997, and the results of their operations and their cash flows for the two years ended in the period December 31, 1998, in conformity with generally accepted accounting principles. These financial statements and schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and schedule based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits proved a reasonable basis for the opinion expressed above.



                                          /s/ PRICEWATERHOUSECOOPERS LLP



Syracuse, New York
February 19, 1999

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To Carrols Corporation:

We have audited the accompanying consolidated statements of operations, stockholder's deficit and cash flows of Carrols Corporation (a wholly-owned subsidiary of Carrols Holdings Corporation) and subsidiaries for the year ended December 29, 1996. These consolidated financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Carrols Corporation and subsidiaries for the year ended December 29, 1996, in conformity with generally accepted accounting principles.

Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule for the year ended December 29, 1996, listed in the index at Item 14, is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


                                          /s/ ARTHUR ANDERSEN LLP

Rochester, New York,
March 7, 1997

                      CARROLS CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1998 AND 1997



                                                                                        1998            1997
                                                                                    ------------    ------------
                                     ASSETS
Current assets:
  Cash and cash equivalents......................................................   $  6,777,000    $  2,252,000
  Trade and other receivables, net of reserves of $93,000 and $130,000,
     respectively................................................................      1,060,000         748,000
  Inventories....................................................................      3,431,000       3,355,000
  Prepaid real estate taxes......................................................        796,000         939,000
  Prepaid expenses and other current assets......................................      2,768,000       1,388,000
  Refundable income taxes (Note 6)...............................................      4,588,000       2,141,000
  Deferred income taxes (Note 6).................................................      3,956,000       2,585,000
                                                                                    ------------    ------------
Total current assets.............................................................     23,376,000      13,408,000
                                                                                    ------------    ------------
Property and equipment, at cost (Notes 2 and 3):
  Land...........................................................................      9,497,000       7,280,000
  Buildings and improvements.....................................................     22,275,000      12,487,000
  Leasehold improvements.........................................................     57,148,000      43,146,000
  Equipment......................................................................     81,630,000      61,331,000
  Capital leases.................................................................     14,570,000      14,548,000
                                                                                    ------------    ------------
                                                                                     185,120,000     138,792,000
Less accumulated depreciation and amortization...................................    (77,451,000)    (67,908,000)
                                                                                    ------------    ------------
Net property and equipment.......................................................    107,669,000      70,884,000
                                                                                    ------------    ------------
Franchise rights, at cost less accumulated amortization of $29,819,000 and
  $25,047,000, respectively......................................................    106,041,000     108,938,000
Intangible assets, at cost less accumulated amortization of $9,630,000 and
  $8,900,000, respectively.......................................................     69,167,000       7,864,000
Other assets.....................................................................     10,367,000       7,778,000
Deferred income taxes (Note 6)...................................................      2,986,000       6,456,000
                                                                                    ------------    ------------
                                                                                    $319,606,000    $215,328,000
                                                                                    ------------    ------------
                                                                                    ------------    ------------


   The accompanying notes are an integral part of these financial statements.

                      CARROLS CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED BALANCE SHEETS--(CONTINUED)
                           DECEMBER 31, 1998 AND 1997



                                                                                        1998            1997
                                                                                    ------------    ------------
                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable...............................................................   $ 10,614,000    $ 11,950,000
  Accrued interest...............................................................      2,012,000       4,770,000
  Accrued payroll, related taxes and benefits....................................      9,390,000       6,299,000
  Other liabilities..............................................................      9,431,000       5,104,000
  Current portion of long-term debt (Note 3).....................................      3,200,000       3,137,000
  Current portion of capital lease obligations (Note 2)..........................        296,000         441,000
                                                                                    ------------    ------------
Total current liabilities........................................................     34,943,000      31,701,000
Long-term debt, net of current portion (Note 3)..................................    256,285,000     154,649,000
Capital lease obligations, net of current portion (Note 2).......................      1,741,000       2,060,000
Deferred income--sale/leaseback of real estate (Note 2)..........................      4,274,000       4,555,000
Accrued postretirement benefits (Note 12)........................................      1,708,000       1,627,000
Other liabilities................................................................      6,657,000       3,289,000
                                                                                    ------------    ------------
Total liabilities................................................................    305,608,000     197,881,000
Commitments and contingencies (Notes 2 and 9)
Stockholder's equity (Note 7):
  Common stock, par value $1; authorized 1,000 shares, issued and outstanding--10
     shares......................................................................             10              10
  Additional paid-in capital.....................................................     24,484,990      28,362,990
  Accumulated deficit............................................................    (10,487,000)    (10,916,000)
                                                                                    ------------    ------------
Total stockholder's equity.......................................................     13,998,000      17,447,000
                                                                                    ------------    ------------
                                                                                    $319,606,000    $215,328,000
                                                                                    ------------    ------------
                                                                                    ------------    ------------


   The accompanying notes are an integral part of these financial statements.

                      CARROLS CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996



                                                                       1998            1997            1996
                                                                   ------------    ------------    ------------
Revenues:
  Restaurant sales..............................................   $416,190,000    $295,436,000    $240,809,000
  Franchise fees and royalty revenues...........................        395,000              --              --
                                                                   ------------    ------------    ------------
  Total revenues................................................    416,585,000     295,436,000     240,809,000
                                                                   ------------    ------------    ------------
Costs and expenses:
  Cost of sales.................................................    122,620,000      85,542,000      68,031,000
  Restaurant wages and related expenses.........................    121,732,000      89,447,000      70,894,000
  Other restaurant operating expenses...........................     82,710,000      61,691,000      48,683,000
  Advertising expense...........................................     18,615,000      13,122,000      10,798,000
  General and administrative....................................     19,219,000      13,121,000      10,387,000
  Depreciation and amortization.................................     20,005,000      15,102,000      11,015,000
  Costs associated with change of control.......................             --              --         509,000
                                                                   ------------    ------------    ------------
     Total operating expenses...................................    384,901,000     278,025,000     220,317,000
                                                                   ------------    ------------    ------------
Income from operations..........................................     31,684,000      17,411,000      20,492,000
  Interest expense..............................................     21,068,000      15,581,000      14,209,000
  Interest income (Note 6)......................................             --        (983,000)             --
  Refinancing expenses (Note 4).................................      1,639,000              --              --
                                                                   ------------    ------------    ------------
Income before income taxes and extraordinary loss...............      8,977,000       2,813,000       6,283,000
Provision for income taxes (Note 6).............................      4,847,000         655,000       3,100,000
                                                                   ------------    ------------    ------------
Income before extraordinary loss................................      4,130,000       2,158,000       3,183,000
Extraordinary loss on extinguishment of debt, net of tax benefit
  (Note 3)......................................................      3,701,000              --              --
                                                                   ------------    ------------    ------------
Net income......................................................   $    429,000    $  2,158,000    $  3,183,000
                                                                   ------------    ------------    ------------
                                                                   ------------    ------------    ------------


   The accompanying notes are an integral part of these financial statements.

                      CARROLS CORPORATION AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY (DEFICIT)
                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996



                                                           ADDITIONAL                                      TOTAL
                                                  COMMON      PAID-      ACCUMULATED       NOTES       STOCKHOLDER'S
                                                  STOCK    IN-CAPITAL      DEFICIT       RECEIVABLE    EQUITY (DEFICIT)
                                                  ------   -----------   ------------   ------------   ----------------
Balance at December 31, 1995....................   $ 10    $   840,990   $(13,757,000)  $         --     $(12,916,000)
  Net income....................................                            3,183,000                       3,183,000
  Dividends declared............................            (1,000,000)                                    (1,000,000)
  Exercise of stock options.....................                12,000                                         12,000
  Tax benefit from sale of stock options due to
    change of control...........................             1,559,000                                      1,559,000
  Loan to purchase warrants.....................                                          (2,500,000)      (2,500,000)
                                                   ----    -----------   ------------   ------------     ------------
Balance at December 31, 1996....................     10      1,411,990    (10,574,000)    (2,500,000)     (11,662,000)
  Net income....................................                            2,158,000                       2,158,000
  Dividends declared............................            (4,338,000)                                    (4,338,000)
  Capital contribution..........................            30,382,000                                     30,382,000
  Tax benefit from sale of stock options due to
    change of control...........................               907,000                                        907,000
  Redemption of warrants........................                           (2,500,000)     2,500,000
                                                   ----    -----------   ------------   ------------     ------------
Balance at December 31, 1997....................     10     28,362,990    (10,916,000)            --       17,447,000
  Net income....................................                              429,000                         429,000
  Dividends declared............................            (3,878,000)                                    (3,878,000)
                                                   ----    -----------   ------------   ------------     ------------
Balance at December 31, 1998....................   $ 10    $24,484,990   $(10,487,000)  $         --     $ 13,998,000
                                                   ----    -----------   ------------   ------------     ------------
                                                   ----    -----------   ------------   ------------     ------------


   The accompanying notes are an integral part of these financial statements.

                      CARROLS CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996



                                                                         1998             1997            1996
                                                                     -------------    ------------    ------------
Cash Flows From Operating Activities:
  Net income......................................................   $     429,000    $  2,158,000    $  3,183,000
  Adjustments to reconcile net income to net cash provided by operating activities:
    Gain on disposal of property & equipment......................         (96,000)       (344,000)       (314,000)
    Depreciation and amortization.................................      20,005,000      15,102,000      11,015,000
    Extraordinary loss on redemption of debt, net of tax..........       3,701,000              --              --
    Deferred income taxes.........................................         854,000         860,000         160,000
  Changes in operating assets and liabilities:
    Refundable income taxes.......................................       2,204,000      (2,141,000)             --
    Accounts payable..............................................      (3,169,000)      2,631,000         410,000
    Accrued payroll, related taxes and benefits...................       2,128,000       1,286,000        (256,000)
    Accrued income taxes..........................................              --      (1,058,000)        983,000
    Other liabilities--current....................................         383,000       1,229,000         266,000
    Accrued interest..............................................      (2,758,000)         29,000         (68,000)
    Other liabilities--long-term..................................              --       1,593,000        (231,000)
    Other.........................................................        (408,000)     (1,405,000)       (826,000)
                                                                     -------------    ------------    ------------
Net cash provided from operating activities.......................      23,273,000      19,940,000      14,322,000
                                                                     -------------    ------------    ------------
Cash Flows For Investing Activities:
  Capital expenditures:
    Purchase of Pollo Tropical, Inc. net of cash acquired.........     (94,632,000)             --              --
    New restaurant development....................................     (13,297,000)     (9,732,000)     (5,280,000)
    Restaurant remodeling.........................................      (9,500,000)     (3,807,000)     (6,656,000)
    Other capital expenditures....................................     (10,498,000)     (4,671,000)     (3,319,000)
    Acquisition of restaurants....................................        (629,000)    (78,485,000)     (7,945,000)
  Notes and mortgages issued......................................              --              --        (749,000)
  Payments received on notes and mortgages........................         715,000          88,000          39,000
  Proceeds from dispositions of property and equipment............       1,337,000       1,224,000       2,342,000
  Other investments...............................................              --              --       1,330,000
                                                                     -------------    ------------    ------------
Net cash used for investing activities............................   $(126,504,000)   $(95,383,000)   $(20,238,000)
                                                                     -------------    ------------    ------------


   The accompanying notes are an integral part of these financial statements.

                      CARROLS CORPORATION AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS--(CONTINUED)
                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996



                                                                         1998             1997            1996
                                                                     -------------    ------------    ------------
Cash Flows From Financing Activities:
  Proceeds from long-term debt, net...............................   $ 245,000,000    $ 65,206,000    $  2,997,000
  Principal payments and retirements of long-term obligations.....    (143,851,000)    (26,184,000)     (2,047,000)
  Proceeds from sale-leaseback transactions.......................      20,532,000      13,000,000       4,246,000
  Dividends paid..................................................      (3,878,000)     (4,338,000)     (1,000,000)
  Financing costs associated with issuance of debt................      (5,408,000)     (2,592,000)             --
  Redemption premium on retirement of debt........................      (4,639,000)             --              --
  Exercise of employee stock options and related tax benefits.....              --         907,000       1,571,000
  Capital contribution............................................              --      30,382,000              --
                                                                     -------------    ------------    ------------
Net cash provided from financing activities.......................     107,756,000      76,381,000       5,767,000
                                                                     -------------    ------------    ------------
Net increase (decrease) in cash and cash equivalents..............       4,525,000         938,000        (149,000)
Cash and cash equivalents, beginning of year......................       2,252,000       1,314,000       1,463,000
                                                                     -------------    ------------    ------------
Cash and cash equivalents, end of year............................   $   6,777,000    $  2,252,000    $  1,314,000
                                                                     -------------    ------------    ------------
                                                                     -------------    ------------    ------------
Supplemental disclosures:
  Interest paid on debt...........................................   $  23,826,000    $ 15,552,000    $ 14,277,000
  Income taxes paid...............................................   $   3,652,000    $  1,456,000    $    393,000


   The accompanying notes are an integral part of these financial statements.

                      CARROLS CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


     Basis of Consolidation. The consolidated financial statements include the accounts of Carrols Corporation and its subsidiaries (the "Company"). All significant intercompany transactions have been eliminated in consolidation. The Company is a wholly-owned subsidiary of Carrols Holdings Corporation ("Holdings").



     At December 31, 1998 the Company operated, as franchisee, 343 quick-service restaurants under the trade name "Burger King" in thirteen Northeastern, Midwestern and Southeastern states. As described in Note 13, during fiscal 1998, the Company purchased Pollo Tropical, Inc. ("Pollo Tropical"). At December 31, 1998 the Company also owned and operated 40 Pollo Tropical restaurants located in Florida and franchised 21 restaurants in Puerto Rico, the Dominican Republic, Ecuador, Netherlands Antilles, and Florida.



     Cash and Cash Equivalents. The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.



     Inventories. Inventories are stated at the lower of cost (first-in, first-out) or market. Inventories are primarily comprised of food and paper.



     Property and Equipment. Property and equipment are recorded at cost. Depreciation and amortization is provided using the straight-line method over the following estimated useful lives:



Buildings and improvements....................  5 to 20 years

Leasehold improvements........................  Remaining life of lease including renewal options or life of asset whichever is shorter

Equipment.....................................  3 to 10 years

Capital leases................................  Remaining life of lease



Depreciation expense for the years ended December 31, 1998, 1997 and 1996 was $12,737,000, $9,718,000, and $7,300,000, respectively.



     Franchise Rights. Fees for initial franchises and renewals are amortized using the straight-line method over the term of the agreement, generally twenty years. Acquisition costs allocated to franchise rights are amortized using the straight-line method, principally over the remaining lives of the acquired leases including renewal options, but not in excess of 40 years.



     Intangible Assets. Intangible assets consist of the excess purchase price over net assets acquired and beneficial leases. The excess purchase price over net assets acquired is amortized using the straight line method over 40 years. Beneficial leases are amortized using the straight-line method over the lives of the leases including renewal options, but not in excess of 40 years.



     Long-Lived Assets. The Company assesses the recoverability of property and equipment, franchise rights and intangible assets by determining whether the amortization of these assets, over their respective remaining lives, can be recovered through undiscounted future operating cash flows. Impairment is reviewed whenever events or changes in circumstances indicate the carrying amounts of these assets may not be fully recoverable.



     Deferred Financing Costs. Financing costs, which are included in other assets, were incurred in obtaining long-term debt are capitalized and amortized over the life of the related debt on an effective interest basis for costs associated with the Company's unsecured senior subordinated notes and on a straight-line basis for costs associated with the Company's senior credit facility.



     Franchise Fees and Royalty Revenues associated with Pollo Tropical restaurants. Franchise fees are typically collected upon execution of an area development and/or franchise agreement. Royalty revenues are based on a percent of gross sales. Franchise fees are initially recorded as deferred revenue and are recognized in

                      CARROLS CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--(CONTINUED)

earnings when the franchised restaurants are opened, or upon forfeiture of such fees by the franchisees pursuant to the terms of the franchise development agreements.



     Income Taxes. The Company and its subsidiaries were included in the consolidated federal income tax return of Holdings through the date of the change of control at April 3, 1996. The Company and its subsidiaries have filed separate federal income tax returns for the period April 4, 1996 to December 31, 1996 and the year ended December 31, 1997. The Company and its subsidiaries will file a consolidated federal income tax return for the year ended December 31, 1998.



     Advertising Costs.  All advertising costs are expensed as incurred.



     Use of Estimates. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Estimates also affect the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.



     Self Insurance. The Company is generally self-insured for workers compensation and general liability insurance. The Company maintains stop loss coverage for both individual claim amounts in the amount of $500,000 and annual aggregate claims in the amount of $1,500,000. Losses are accrued based upon the Company's estimates of the aggregate liability for claims based on Company experience and certain actuarial methods used to measure such estimates.



     Fair Value of Financial Instruments. The following methods were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that fair value:



          Current Assets and Liabilities. The carrying value of cash and cash equivalents and accrued liabilities approximates fair value because of the short maturity of those instruments.



          Senior Subordinated Notes. The fair values of outstanding senior subordinated notes and senior notes are based on quoted market prices. The fair values at December 31, 1998 and 1997 are approximately $171,275,000, and $113,577,000, respectively.



          Revolving and Term Loan Facilities. Rates currently available to the Company for debt with similar terms and remaining maturities are used to estimate fair value. The recorded amounts, as of December 31, 1998 and 1997, approximated fair value.



     Stock-Based Compensation. On January 1, 1996, the Company adopted Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," (SFAS 123) which permitted entities to recognize as an expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS 123 also allowed entities to continue to apply the provisions of APB 25 and provide pro forma net income disclosures for employee stock option grants as if the fair-value-based method defined in SFAS 123 has been applied. The Company has elected to continue to apply the provisions of APB 25 and provide the pro forma disclosure provisions of SFAS 123.



     Segment Reporting. On December 31, 1998, the Company adopted Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" which requires reporting financial and descriptive information about reportable operating segments. The Company has determined that its two quick-service restaurant concepts, Burger King and Pollo Tropical, are considered segments. See Note 8.

                      CARROLS CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--(CONTINUED)

     Fiscal Year. The Company uses a 52-53 week fiscal year ending on the Sunday closest to December 31. The financial statements included herein are as of January 3, 1999 (53 weeks), December 28, 1997 (52 weeks) and December 29, 1996 (52 weeks).



     Reclassifications. Certain amounts for prior years have been reclassified to conform to the current year presentation.



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


     Deferred gains have been recorded as a result of sale/leaseback transactions and are being amortized over the lives of the leases. These leases are operating leases, with a twenty year primary term with four five-year renewal options. The net deferred gain is $4,274,000 and $4,555,000 at December 31, 1998 and 1997, respectively. Accumulated amortization pertaining to capital leases for the years ended December 31, 1998 and 1997 was $10,580,000 and $9,951,000, respectively.



     Minimum rent commitments under capital and noncancelable operating leases at December 31, 1998 were as follows:



YEARS ENDING:                                                      CAPITAL       OPERATING
---------------------------------------------------------------   ----------    ------------
   1999........................................................   $  533,000    $ 24,156,000
   2000........................................................      480,000      23,803,000
   2001........................................................      470,000      23,274,000
   2002........................................................      429,000      22,229,000
   2003........................................................      288,000      21,195,000
   2004 and thereafter.........................................    1,041,000     163,648,000
                                                                  ----------    ------------
   Total minimum lease payments................................    3,241,000    $278,305,000
                                                                                ------------
                                                                                ------------
       Less amount representing interest.......................    1,204,000
                                                                  ----------
   Total obligations under capital leases......................    2,037,000
       Less current portion....................................      296,000
                                                                  ----------
   Long-term obligations under capital leases..................   $1,741,000
                                                                  ----------
                                                                  ----------


     Total rent expense on operating leases, including percentage rent on both operating and capital leases, for the past three years was as follows:


                                                                1998           1997           1996
                                                             -----------    -----------    -----------
Minimum rent on real property.............................   $22,441,000    $15,303,000    $11,590,000
Additional rent based on a percentage of sales............     4,328,000      3,099,000      2,700,000
Equipment rent............................................        39,000        162,000        167,000
                                                             -----------    -----------    -----------
                                                             $26,808,000    $18,564,000    $14,457,000
                                                             -----------    -----------    -----------
                                                             -----------    -----------    -----------

                      CARROLS CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996



3. LONG-TERM DEBT



     On February 12, 1999, the Company entered into a new senior credit facility with Chase Bank of Texas, National Association, as agent and lender, and other lenders as parties thereto. The balance sheet at December 31, 1998 and principal payment schedule below reflect the principal payment terms of this new credit facility.


     Long-term debt at December 31 consisted of:


                                                                    1998            1997
                                                                ------------    ------------
Collateralized:
  Revolving credit facility..................................   $ 38,619,000    $  2,500,000
  Term loan facility.........................................     50,000,000      46,786,000
  Other notes payable with interest rates to 10%.............        866,000         863,000
Unsecured 9.5% senior subordinated notes.....................    170,000,000              --
Unsecured 11.5% senior notes.................................             --     107,637,000
                                                                ------------    ------------
                                                                 259,485,000     157,786,000
Less current portion.........................................      3,200,000       3,137,000
                                                                ------------    ------------
                                                                $256,285,000    $154,649,000
                                                                ------------    ------------
                                                                ------------    ------------



     The new senior credit facility provides for total borrowings of $150.0 million and consists of a $100.0 million revolving credit facility (including a standby letter of credit facility for up to $5.0 million) and a $50.0 million term loan facility.



     Borrowings under the new revolving credit facility may be used to finance permitted acquisitions and new store development, or for working capital and general corporate purposes. At December 31, 1998, $60,400,000 would have been available for borrowings under the new revolving credit facility, after reserving $975,000 for an outstanding letter of credit guaranteed by the facility.



     Borrowings under the revolving credit facility and the term loan facility bear interest at a per annum rate, at our option, of either:



          1) (a) the greater of the prime rate (or the federal funds rate plus .50%) plus (b) a margin ranging from 0% to .75%, based on debt to cash flow ratios; or



          2) LIBOR plus a margin ranging from 1.00% to 2.25%, based on debt to cash flow ratios.



     Under the new senior credit facility, the revolving credit facility expires on December 31, 2003 (subject to a one-year extension upon request and unanimous approval of the lenders). The term loan facility is repayable as follows:



          1) an aggregate of $3.0 million payable in four quarterly installments in 1999;



          2) an aggregate of $4.0 million payable in four quarterly installments in 2000;



          3) an aggregate of $5.0 million payable in four quarterly installments in 2001;



          4) an aggregate of $6.0 million payable in four quarterly installments in 2002;



          5) an aggregate of $7.0 million payable in four quarterly installments in 2003; and



          6) a final payment of $25.0 million payable upon the term loan facility's maturity on December 31, 2003.



     In general, the Company's obligations under our new senior credit facility are secured by all of the Company's assets, a pledge of the Company's common stock and the stock of each of the Company's subsidiaries.

                      CARROLS CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996



3. LONG-TERM DEBT--(CONTINUED)


     The Company issued $170.0 million of unsecured senior subordinated notes on November 24, 1998. The senior notes bear interest at a rate of 9.5% payable semi-annually on June 1 and December 1 and mature on December 1, 2008. The notes are redeemable at the option of the Company in whole or in part on or after December 1, 2003 at a price of 104.75% of the principal amount if redeemed before December 1, 2004, 103.167% of the principal amount if redeemed after December 1, 2004 but before December 1, 2005, 101.583% of the principal amount if redeemed after December 1, 2005 but before December 1, 2006 and at 100% of the principal amount after December 1, 2006.



     In connection with the issuance of the 9.5% senior subordinated notes, the Company redeemed all of its outstanding 11.5% senior notes. This redemption included aggregate principal amounts of $107,637,000, a redemption premium of $4,639,000, and accrued interest to December 24, 1998 of $4,436,000. In addition, the Company used the proceeds of the 9.5% notes to repay $47.9 million of its previous senior credit facility.



     In connection with the redemption of the 11.5% senior notes, the Company recognized an extraordinary loss of $3,701,000, which is net of a $3,281,000 income tax benefit, for the redemption premium and the write-off of $2,343,000 in unamortized debt issue costs related to the 11.5% notes.



     In connection with the new senior credit facility above, the Company has recognized a pre-tax write-off in 1999 of approximately $1.8 million. This write-off represents unamortized debt issue costs related to the previous senior credit facility.



     Restrictive covenants of the senior subordinated notes and the senior credit facility include limitations with respect to the Company's ability to issue additional debt, incur liens, sell or acquire assets or businesses, pay dividends and make certain investments. In addition, our senior credit facility requires the Company to meet certain financial ratio tests.



     At December 31, 1998, principal payments required on all long-term debt, including the new senior credit facility, are as follows:



1999......................................................   $  3,200,000
2000......................................................      4,112,000
2001......................................................      5,000,000
2002......................................................      6,000,000
2003......................................................     70,619,000
Thereafter................................................    170,554,000
                                                             ------------
                                                             $259,485,000
                                                             ------------
                                                             ------------



     The weighted average interest rate for the years ended December 31, 1998 and 1997 was 9.9% and 10.7%, respectively.



4. REFINANCING EXPENSES



     The Company expensed all costs associated with its efforts to refinance its existing debt in the third quarter of 1998 as the timing of any future refinancing was uncertain and the related activities had ceased. Approximately $1.2 million of these costs related to losses on interest rate hedge transactions, which were settled in the third quarter.



5. SUMMARIZED FINANCIAL INFORMATION OF CERTAIN SUBSIDIARIES



     The following table presents summarized combined financial information for the following wholly-owned subsidiaries, whom unconditionally guarantee the $170.0 million senior subordinated notes of the Company:

                      CARROLS CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996



5. SUMMARIZED FINANCIAL INFORMATION OF CERTAIN SUBSIDIARIES--(CONTINUED)


Carrols Realty Holdings, Carrols Realty I Corp., Carrols Realty II Corp., Carrols J.G. Corp., Quanta Advertising Corp., Pollo Franchise Inc. and Pollo Operations, Inc. on a combined basis at December 31, or for the year then ended. The Statement of Operations for the year ended December 31, 1998 includes the operations of Pollo Operations, Inc. and Pollo Franchise Inc. for the period July 10, 1998 through December 31, 1998.


                                                                    1998           1997
                                                                 -----------    ----------
Balance sheet:
  Current assets..............................................   $   910,000    $    6,000
  Non-current assets..........................................    89,922,000     5,591,000
  Current liabilities.........................................     7,401,000            --
  Non-current liabilities.....................................     1,845,000       344,000

                                                                    1998           1997         1996
                                                                 -----------    ----------    --------
Statement of Operations:
  Revenues....................................................   $35,543,000    $  283,000    $268,000
  Operating expenses..........................................    30,576,000       283,000     268,000
  Income from operations......................................     4,967,000            --          --
  Net income..................................................       805,000            --          --



6. INCOME TAXES


     The income tax provision was comprised of the following at December 31:


                                                                    1998          1997          1996
                                                                 ----------    ----------    ----------
Current:
  Federal.....................................................   $  152,000    $  887,000    $  981,000
  Foreign.....................................................      114,000            --            --
  State.......................................................      471,000       628,000       400,000
                                                                 ----------    ----------    ----------
                                                                    737,000     1,515,000     1,381,000
                                                                 ----------    ----------    ----------
Deferred:
  Federal.....................................................    3,602,000      (672,000)    1,199,000
  State.......................................................      508,000      (188,000)      520,000
                                                                 ----------    ----------    ----------
                                                                  4,110,000      (860,000)    1,719,000
                                                                 ----------    ----------    ----------
                                                                 $4,847,000    $  655,000    $3,100,000
                                                                 ----------    ----------    ----------
                                                                 ----------    ----------    ----------

                      CARROLS CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996



6. INCOME TAXES--(CONTINUED)

     The components of deferred income tax assets and liabilities at December 31, are as follows:


                                                                                  1998          1997
                                                                               ----------    ----------
Current Deferred Tax Assets:
  Accounts receivable and other reserves....................................   $  206,000    $  248,000
  Accrued vacation benefits.................................................      649,000       508,000
  Other non-deductible accruals.............................................      695,000       132,000
  Loss on disposal of assets................................................      259,000            --
  Reserve for closed restaurants............................................      450,000            --
  Net operating loss carryforwards..........................................    1,697,000     1,697,000
                                                                               ----------    ----------
Total Current Deferred Tax Assets...........................................    3,956,000     2,585,000
                                                                               ----------    ----------
Long Term Deferred Tax Assets/(Liabilities):
  Deferred income on sale/leaseback of real estate..........................    1,265,000     1,710,000
  Postretirement benefit expenses...........................................      723,000       650,000
  Capital leases............................................................      412,000       464,000
  Property and equipment depreciation.......................................   (1,216,000)      549,000
  Net operating loss carryforwards..........................................    7,388,000     8,762,000
  Amortization of franchise rights..........................................   (6,443,000)   (5,896,000)
  Non-deductible rent expense...............................................      843,000        36,000
  Other.....................................................................       14,000       181,000
                                                                               ----------    ----------
Total Long-Term Net Deferred Tax Assets.....................................    2,986,000     6,456,000
                                                                               ----------    ----------
Total Net Deferred Tax Assets...............................................   $6,942,000    $9,041,000
                                                                               ----------    ----------
                                                                               ----------    ----------



     The Company has net operating loss carryforwards for income tax purposes of approximately $23 million. The net operating loss carryforwards expire in varying amounts beginning in 2003 through 2010. Due to a change in ownership the Company is limited, for Federal tax purposes, to a $4,354,000 utilization of net operating losses annually. Realization of the deferred income tax assets relating to these net operating losses is dependent on generating sufficient taxable income prior to the expiration of the loss carryforwards. Based upon results of operations, management believes it is more likely than not that the Company will generate sufficient future taxable income to fully realize the benefit of the net operating loss carryforwards and existing temporary differences, although there can be no assurance of this.



     A reconciliation of the statutory federal income tax rate to the effective tax rates for the years ended December 31, is as follows:



                                                               1998                1997                1996
                                                         ----------------    ----------------    ----------------
Statutory federal income tax rate.....................   $3,053,000  34.0%   $ 957,000   34.0%   $2,136,000  34.0%
State income taxes, net of federal benefit............      515,000   5.7%     266,000    9.5%      607,000   9.7%
Nondeductible expenses................................      611,000   6.8%     197,000    7.0%      197,000   3.1%
Tax appeals settlement................................           --    --     (806,000) (28.7)%          --    --
Foreign taxes.........................................      114,000   1.3%          --     --            --    --
Miscellaneous.........................................      554,000   6.1%      41,000    1.4%      160,000   2.5%
                                                         ----------  ----    ---------  -----    ----------  ----
                                                         $4,847,000  53.9%   $ 655,000   23.2%   $3,100,000  49.3%
                                                         ----------  ----    ---------  -----    ----------  ----
                                                         ----------  ----    ---------  -----    ----------  ----

     Included in refundable income taxes at December 31, 1997 is $983,000 of interest income associated with a Federal tax appeals claim settlement.

                      CARROLS CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996



7. STOCKHOLDER'S EQUITY


  The Company

     The Company has 1,000 shares of common stock authorized of which 10 shares are issued and outstanding. Dividends on the Company's common stock are restricted to amounts permitted by various loan agreements.

  Holdings


     The sole activity of Holdings is the ownership of 100% of the stock of Carrols Corporation. In 1998, all preferred stock was redeemed at the option of Holdings, at a price of $1,000 per share, plus accrued dividends. In February 1997, a 1 for 3.701 reverse stock split was effected to reduce the outstanding shares of common stock of Holdings to 850,000 shares. The capital structure of Holdings at December 31, 1998 was as follows:



Voting common stock, par value $.01, authorized
  3,000,000 shares issued and outstanding
  1,144,144 shares.................................................................   $11,000



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


  Change of Control Transactions


     On April 3, 1996, Holdings, Carrols Corporation and certain selling shareholders of Holdings sold approximately 97 percent of the issued common stock and common stock equivalents (the Class B Convertible Preferred stock, warrants to buy common stock and options to buy common stock) exclusive of the warrants referred to above to BIB Holdings (Bermuda) Ltd. ("BIB"), formerly Atlantic Restaurants, Inc. This change in control resulted in the Company incurring a one-time charge of $509,000 in fiscal 1996.



     On March 27, 1997, Holdings and BIB, its then sole stockholder, entered into an agreement whereby they agreed to sell 283,334 shares of common stock of Holdings to Madison Dearborn Capital Partners ("Madison Dearborn"), an independent third party, resulting in approximately $30.4 million of new equity for the Company. BIB also sold 283,333 of its shares of Holdings to Madison Dearborn resulting in both BIB and Madison Dearborn having an equal interest in the Company.



     Both transactions constituted a "change of control" under the Indenture governing the pre-existing Senior Notes Due 2003 ("Notes"). Accordingly, each holder of the Notes had the right to require the Company to repurchase all or any part of such holder's Notes at a repurchase price in cash equal to 101% of the principal amount of the Notes being repurchased plus accrued and unpaid interest in both 1996 and in 1997. Such redemptions totaled $25,000 in 1997 and $838,000 in 1996.


  Stock Options


     In 1996, Holdings adopted a stock option plan entitled the 1996 Long-Term Incentive Plan ("1996 Plan") and authorized a total of 106,250 shares to be granted at prices ranging from $101.77 to $140.00 per share. Options under this plan generally vest over a four year period.

                      CARROLS CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996



7. STOCKHOLDER'S EQUITY--(CONTINUED)


     In 1998, Holdings adopted the Carrols Holdings Corporation 1998 Directors' Stock Option Plan ("1998 Directors' Plan") authorizing to grant up to 10,000 options to non-employee Directors. Options under this plan are exercisable over four years.



     A summary of all option activity in the 1996 Plan and the Directors Plan for the years ended December 31, 1998 and 1997 is as follows:



                                                             OPTIONS AT    OPTIONS AT    OPTIONS AT
                                                             $101.77       $110.00       $124.78
                                                             ----------    ----------    ----------
Balance at December 31, 1996..............................         --            --            --
  Granted.................................................     72,250        14,460            --
  Canceled................................................         --          (570)           --
                                                               ------        ------        ------
Balance at December 31, 1997..............................     72,250        13,890            --
  Granted.................................................         --         2,000        10,375
  Canceled................................................         --          (310)         (465)
                                                               ------        ------        ------
Balance at December 31, 1998..............................     72,250        15,580         9,910
                                                               ------        ------        ------
                                                               ------        ------        ------
Exercisable at December 31, 1997..........................     34,850            --            --
                                                               ------        ------        ------
                                                               ------        ------        ------
Exercisable at December 31, 1998..........................     44,250         3,895            --
                                                               ------        ------        ------
                                                               ------        ------        ------



     Holdings adopted an Employee Stock Option and Award Plan on December 14, 1993 ("The 1993 Plan"). Effective April 1, 1994, Holdings also adopted a Stock Option Plan for non-employee directors ("Directors Plan"). The Plans allowed for the granting of non-qualified stock options, stock appreciation rights and incentive stock options to directors, officers and certain other Company employees. The Company was authorized to grant options for up to 229,700 shares, 27,000 shares for non-employee directors and 202,700 shares for employees. Options were generally exercisable over 5 years. During 1996, 57,000 options (36,600 at $14.80 and 20,400 at $22.65) were canceled by the sale of such options in conjunction with the sale to Atlantic and the plans were canceled. The remaining 32,426 options were subject to a deferred purchase agreement whereby the sale and cancellation occurred in January, 1997.



     A summary of all option activity in the 1993 Plan and the Directors Plan for the years ended December 31, 1997 and 1996 is as follows:



                                                                         OPTIONS AT    OPTIONS AT
                                                                          $14.80        $22.65
                                                                         ----------    ----------
Balance at December 31, 1995..........................................      65,929        26,156
  Exercised...........................................................        (810)           --
  Canceled............................................................     (38,098)      (20,751)
                                                                          --------      --------
Balance at December 31, 1996..........................................      27,021         5,405
  Canceled............................................................     (27,021)       (5,405)
                                                                          --------      --------
Balance at December 31, 1997..........................................          --            --
                                                                          --------      --------
                                                                          --------      --------



     In addition, in conjunction with the 1997 sale of Holdings common stock to Madison Dearborn, additional options not part of the 1996 Plan for 32,427 shares at a price of $101.77 were granted with vesting over a five year period. There were no options exercisable at December 31, 1997 and 6,486 options exercisable at December 31, 1998. The weighted average exercise price of all options outstanding at December 31, 1998 is $122.30.

                      CARROLS CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996



7. STOCKHOLDER'S EQUITY--(CONTINUED)


     Had compensation cost been determined based upon the fair value of the stock options at grant date consistent with the method of SFAS 123, the Company's pro-forma net income would have been $180,000 and $1,527,000 for the years ended December 31, 1998 and 1997, respectively.



     The fair value of each option grant was estimated using the minimum value option pricing model with the following weighted-average assumptions:



                                                                                        1998       1997
                                                                                       -------    -------
Risk-free interest rate.............................................................     5.60%      6.53%
Annual dividend yield...............................................................        0%         0%
Expected life.......................................................................   5 years    5 years



8. BUSINESS SEGMENT INFORMATION



     The Company is engaged in the quick-service restaurant industry, with two restaurant concepts: Burger King operating as a franchisee and Pollo Tropical a Company owned concept. The Company's Burger King restaurants are all located in the United States, primarily in the Northeast, Southeast and Midwest. Pollo Tropical is a regional quick-service restaurant chain featuring grilled marinated chicken and authentic "made from scratch" side dishes. Pollo Tropical's core markets are located in south and central Florida.



     Segment information for December 31, 1997 and 1996 is not presented, since the Pollo Tropical acquisition did not occur until July 9, 1998 and previous to this the Company operated its business as one segment whose results are reflected in the 1997 and 1996 Statement of Operations. Segment information for Burger King restaurants for the year ended December 31, 1998 and Pollo Tropical for the period July 10, 1998 through December 31, 1998 is shown in the following table. The "Other" column includes corporate related items not allocated to reportable segments and for income from operations, principally corporate depreciation and amortization. Other identifiable assets consist primarily of franchise rights and intangible assets. Non-operating expenses, comprised of interest expense, interest income, and refinancing expenses and the extraordinary loss are corporate related items and therefore have not been allocated to the reportable segments.



                                                                             YEAR ENDED DECEMBER 31, 1998
                                                               --------------------------------------------------------
                                                               BURGER KING
                                                               RESTAURANTS    POLLO TROPICAL     OTHER     CONSOLIDATED
                                                               -----------    --------------    -------    ------------
                                                                                     ($ IN 000'S)
Revenues....................................................    $ 381,042        $ 35,543       $    --      $416,585
Cost of sales...............................................      110,269          12,351            --       122,620
Restaurant wages and related expenses.......................      113,456           8,276            --       121,732
Depreciation and amortization...............................       11,620           1,018         7,367        20,005
Income from operations......................................       33,334           5,717        (7,367)       31,684
Identifiable assets.........................................      196,932          23,078        99,596       319,606
Capital expenditures, excluding acquisitions................       26,560           4,335         2,400        33,295



9. LITIGATION



     The Company is a party to various legal proceedings arising from the normal course of business. Based on information currently available, management believes adverse decisions relating to litigation and contingencies in the aggregate would not materially affect the Company's results of operations, cash flows or financial condition.

                      CARROLS CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996



10. EMPLOYEE SAVINGS PLAN



     The Company offers a savings plan for its salaried employees, excluding those of Pollo Tropical. Under the plan, participating employees may contribute up to 10% of their salary annually. The Company's contributions, which begin to vest after three years and fully vest after seven years of service, are equal to 50% of the employee's contributions to a maximum Company contribution of $520 annually. The employees have various investment options available under a trust established by the plan. The plan expense, including Company contributions, was $216,000, $208,000 and $164,000 for the years ended December 31, 1998, 1997 and
1996, respectively.



11. 401(K) PLAN



     The Company offers an employee savings plan for its Pollo Tropical employees pursuant to Section 401(k) (the "401K Plan) of the Internal Revenue Code. All employees who are age 21 or older and who have been credited with at least 1,000 hours of service within 12 consecutive months are eligible to participate in the 401K Plan. The Company makes discretionary matching contributions, which are allocated to participants based on the participant's eligible deferrals during the plan year. Company contributions vest at a rate of 33% for each year of service. Company contributions to the 401K Plan totaled $17,000, for the year ended December 31, 1998.



12. POSTRETIREMENT BENEFITS


     While the Company reserves the right to change its policy, the Company provides postretirement medical and life insurance benefits covering substantially all salaried employees. The following is the plan status and accumulated postretirement benefit obligation (APBO) at December 31:


                                                                                1998           1997
                                                                             -----------    -----------
Change in Benefit Obligation:
  Benefit obligation at beginning of the year.............................   $ 1,361,000    $ 1,241,000
  Service cost............................................................       107,000         69,000
  Interest cost...........................................................       101,000         85,000
  Plan participant's contributions........................................         3,000             --
  Amendments, curtailments, special termination...........................        69,000             --
  Actuarial loss..........................................................       177,000             --
  Benefits paid...........................................................       (95,000)       (34,000)
                                                                             -----------    -----------
  Benefit obligation at end of the year...................................   $ 1,723,000    $ 1,361,000

Change in plan assets:
  Fair value of plan assets at end of year................................            --             --
                                                                             -----------    -----------
  Funded status...........................................................    (1,723,000)    (1,361,000)
  Unrecognized prior service cost.........................................      (193,000)      (286,000)
  Unrecognized actuarial net loss.........................................       208,000         20,000
                                                                             -----------    -----------
  Accrued benefit cost....................................................   $(1,708,000)   $(1,627,000)
                                                                             -----------    -----------
                                                                             -----------    -----------
Weighted average assumptions as of December 31:
  Discount rate...........................................................           6.5%           7.0%
                                                                             -----------    -----------
                                                                             -----------    -----------

                      CARROLS CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996



12. POSTRETIREMENT BENEFITS--(CONTINUED)


     For measurement purposes, a 6.25% annual rate of increase in the per capita cost of covered health care benefits was assumed for 1998, gradually decreasing to 5.5% by the year 2001.



                                                                 1998           1997           1996
                                                              -----------    -----------
Components of net periodic benefit cost:
  Service cost.............................................   $   107,000    $    69,000    $    64,000
  Interest cost............................................       101,000         85,000         77,000
  Amortization of gains and losses.........................            --          4,000             --
  Amortization of unrecognized prior service cost..........       (25,000)       (29,000)       (25,000)
                                                              -----------    -----------    -----------
Net periodic postretirement benefit cost...................   $   183,000    $   129,000    $   116,000
                                                              -----------    -----------    -----------
                                                              -----------    -----------    -----------



     Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage point change in the health care cost trend rates would have the following effects:



                                                                        INCREASE    DECREASE
                                                                        --------    ---------
Effect on total of service and interest cost components..............   $ 42,000    $ (32,000)
Effect on postretirement benefit obligation..........................    277,000     (215,000)



13. ACQUISITIONS



     On July 9, 1998, the Company consummated the purchase of the outstanding common stock of Pollo Tropical Inc. ("Pollo Tropical") for an approximate cash purchase price of $94.6 million and on July 20, 1998 merged Pollo Tropical into the Company. Pollo Tropical operates and franchises quick-service restaurants featuring fresh grilled chicken marinated in a proprietary blend of tropical fruit juices and spices and authentic "made from scratch" side dishes. The Pollo Tropical acquisition has been accounted for by the purchase method of accounting and, accordingly, the results of operations of Pollo Tropical from July 10, 1998 are included in the accompanying consolidated financial statements. The excess purchase price over net assets acquired is included in intangible assets and is amortized over 40 years using the straight-line method. The Company used its previous senior credit facility to finance the Pollo Tropical acquisition.


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


     The following proforma results of operations for the periods presented below assume these acquisitions occurred as of the beginning of the respective period in which the acquisition occurred:



                                                                                   (UNAUDITED)
                                                                             YEAR ENDED DECEMBER 31,
                                                                --------------------------------------------------
                                                                       1998                       1997
                                                                -----------------------    -----------------------
Revenues.....................................................        $ 454,672,000              $ 407,819,000
                                                                     -------------              -------------
                                                                     -------------              -------------
Income from operations.......................................        $  37,313,000              $  29,356,000
                                                                     -------------              -------------
                                                                     -------------              -------------
Net income...................................................        $   1,206,000              $   2,728,000
                                                                     -------------              -------------
                                                                     -------------              -------------



     The preceding proforma financial information is not necessarily indicative of the operating results that would have occurred had any of the acquisitions been consummated as of the beginning of the respective periods, nor are they necessarily indicative of future operating results.

                      CARROLS CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996



13. ACQUISITIONS--(CONTINUED)


Assets acquired and liabilities assumed in these acquisitions were as follows:



                                                                        ACQUISITION OF     ACQUISITION OF
                                                                        POLLO TROPICAL     BURGER KING UNITS
                                                                        ---------------    ------------------
Current assets, excluding cash.......................................     $ 2,422,000         $         --
Inventory............................................................         298,000              604,000
Property and equipment...............................................      38,005,000           12,778,000
Franchise rights.....................................................              --           65,496,000
Intangible assets including goodwill.................................      64,011,000                   --
Other non-current assets.............................................         783,000                   --
Accounts payable.....................................................      (1,833,000)                  --
Accrued payroll, related taxes and benefits..........................        (963,000)            (393,000)
Current liabilities..................................................      (3,944,000)                  --
Other non-current liabilities........................................      (4,147,000)                  --
                                                                          -----------         ------------
                                                                          $94,632,000         $ 78,485,000
                                                                          -----------         ------------
                                                                          -----------         ------------

                     CARROLS CORPORATION AND SUBSIDIARIES
                SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS
                 YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996


COL. A                                                         COL. B        COL. C          COL. D          COL. E
----------------------------------------------------------   ----------    ----------      ----------      ----------
                                                             BALANCE AT    CHARGED TO                      BALANCE AT
                                                             BEGINNING     COSTS AND       ----------         END
DESCRIPTION                                                  OF PERIOD      EXPENSES       DEDUCTIONS      OF PERIOD
----------------------------------------------------------   ----------    ----------      ----------      ----------
Year ended December 31, 1998:
  Reserve for doubtful trade accounts receivable..........    $130,000     $   64,000(c)   $ (101,000)(b)   $ 93,000
  Other reserves(a).......................................     886,000        365,000        (277,000)(b)    974,000

Year ended December 31, 1997:
  Reserve for doubtful trade accounts receivable..........     310,000             --        (180,000)(b)    130,000
  Other reserves(a).......................................     753,000        133,000              --        886,000

Year ended December 31, 1996:
  Reserve for doubtful trade accounts receivable..........     419,000         16,000        (125,000)(b)    310,000
  Other reserves(a).......................................     788,000             --         (35,000)(b)    753,000


------------------
(a) Included principally in other assets.

(b) Represents write-offs of accounts.

(c) Represents reserves acquired in the Pollo Tropical acquisition.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the 30th day of March, 1999.

                                                    CARROLS CORPORATION

                                                    BY:    /s/Alan Vituli
                                                           ------------------
                                                    Alan Vituli, Chairman and
                                                    Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



         SIGNATURE                                            TITLE                                  DATE
         ---------                                            -----                                  ----
/s/Alan Vituli                                   Director, Chairman and Chief Executive           March 30, 1999
--------------                                   Officer (Principal Executive Officer)
(Alan Vituli)

/s/Daniel T. Accordino                           Director, President and Chief Operating          March 30, 1999
----------------------                           Officer
(Daniel T. Accordino)

/s/Benjamin D. Chereskin                         Director                                         March 30, 1999
------------------------
(Benjamin D.Chereskin)

/s/James M. Conlon                               Director                                         March 30, 1999
------------------
(James M. Conlon)

/s/David J. Mathies, Jr.                         Director                                         March 30, 1999
------------------------
(David J. Mathies, Jr.)

/s/Robin P. Selati                               Director                                         March 30, 1999
------------------
(Robin P. Selati)

/s/Clayton E. Wilhite                            Director                                         March 30, 1999
---------------------
(Clayton E. Wilhite)

/s/Paul R. Flanders                              Vice President - Finance                         March 30, 1999
-------------------                              and Treasurer (Principal Financial Officer
(Paul R. Flanders)                               and Principal Accounting Officer)

/s/Timothy J. LaLonde                            Vice President - Controller                      March 30, 1999
---------------------
(Timothy J. LaLonde)