Form 10-K405/A
period 1999-01-03
CARROLS CORP
filed 1999-04-19
CIK 17927

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-K/A

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                     FOR FISCAL YEAR ENDED JANUARY 3, 1999

                        COMMISSION FILE NUMBER: 0-25629

                            ------------------------

                              CARROLS CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                DELAWARE                               16-0958146
    -------------------------------               -------------------
    (STATE OR OTHER JURISDICTION OF                 (I.R.S. EMPLOYER
     INCORPORATION OR ORGANIZATION)               IDENTIFICATION NO.)

            968 JAMES STREET
           SYRACUSE, NEW YORK                            13203
---------------------------------------                ----------
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICE)                (ZIP CODE)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (315) 424-0513

        Securities registered pursuant to Section 12(b) of the Act: None

        Securities registered pursuant to Section 12(g) of the Act:

                  9 1/2% Senior Subordinated Notes Due 2008

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No__

     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the voting stock held by non-affiliates of the Registrant: No voting stock is held by non-affiliates.

     The number of shares outstanding of each of the Registrant's classes of common stock, as of April 16, 1999: 10.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

     This 10-K/A is being filed due to the Liquidity and Capital Resources section of Item 7 being inadvertently omitted in our original 10-K filing for the year ended December 31, 1998.

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

RESULTS OF OPERATIONS OF CARROLS

     The following table sets forth, for fiscal years 1996, 1997 and 1998, selected operating results of Carrols as a percentage of restaurant sales:

                                                     YEAR ENDED DECEMBER 31,
                                                     -----------------------
                                                     1996     1997     1998
                                                     -----    -----    -----
Restaurant sales:
  Burger King restaurants.........................   100.0%   100.0%    91.6%
  Pollo Tropical..................................      --       --      8.4
                                                     -----    -----    -----
Total restaurant sales............................   100.0    100.0    100.0
Costs and expenses:
  Cost of sales...................................    28.3     29.0     29.5
  Restaurant wages and related expenses...........    29.4     30.3     29.2
  Other restaurant expenses including
     advertising..................................    24.7     25.3     24.3
  General and administrative......................     4.5      4.4      4.6
  Depreciation and amortization...................     4.6      5.1      4.8
                                                     -----    -----    -----
Income from operations............................     8.5%     5.9%     7.6%
                                                     =====    =====    =====

FISCAL 1998 COMPARED TO FISCAL 1997.

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

FISCAL 1997 COMPARED TO FISCAL 1996.

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

LIQUIDITY AND CAPITAL RESOURCES

     We do not have significant receivables or inventory and receive trade credit based upon negotiated terms in purchasing food products and other supplies. We are able to operate with a substantial working capital deficit because:

     o restaurant operations are conducted on a cash basis;

     o rapid turnover results in a limited investment in inventories; and

     o cash from sales is usually received before related accounts for food, supplies and payroll become due.

Our cash requirements arise primarily from:

     o the need to finance the opening and equipping of new restaurants;

     o ongoing capital reinvestment in our existing restaurants;

     o the acquisition of existing Burger King restaurants; and

     o servicing our debt.

     Our 1998 operations generated approximately $23.3 million in cash, compared to $19.9 million during 1997 and $14.3 million in 1996.

     Our capital expenditures included acquisitions of $95.3 million in 1998, $78.5 million in 1997 and $7.9 million in 1996. We acquired Pollo Tropical in July 1998 for approximately $95 million and we also acquired two Burger King restaurants earlier in 1998 for approximately $600,000. In 1997 we acquired 93 Burger King restaurants and in 1996 we acquired eight Burger King restaurants.

     Capital expenditures, excluding acquisitions, totaled $33.3 million in 1998 as compared to $18.2 million in 1997 and $15.3 million in 1996. Capital expenditures in 1998 included construction costs for twelve new Burger King restaurants, eleven of which were open in 1998, and for five new Pollo Tropical restaurants, four of which were open in 1998. Capital expenditures in 1997 included construction costs for 15 new units, 11 of which were opened in 1997. Our capital expenditures also include remodeling costs and capital maintenance projects for the ongoing reinvestment and enhancement of our restaurants. These expenditures increased in 1998 due to growth in the number of restaurants and investments being made to enhance the operations of the 95 Burger King restaurants that we have acquired since the beginning of 1997. During

1998, we completed the remodeling of 16 Burger King restaurants in conjunction with the renewal of franchises that were scheduled to expire between 1998 and 2000. During the past three years, we have completed the remodeling of 83 Burger King restaurants. We also have projects underway to upgrade our corporate information and decision support systems along with our restaurant point-of-sale and management systems. These systems projects have resulted in incremental capital investments which totaled approximately $4 million in 1998.

     During 1998, we generated $20.5 million from the sale and leaseback of two Burger King restaurant properties and 13 Pollo Tropical restaurant properties. During 1997, the sale and leaseback of 15 Burger King restaurant properties generated $13.0 million. The proceeds from these transactions were used to reduce outstanding debt. We also paid dividends to our parent totaling $3.9 million in 1998 and $4.3 million in 1997 for our parent's payment of dividends on and for the redemption of its preferred stock. In 1998 this included the early redemption of the remaining $3.6 million in preferred stock which was scheduled for mandatory redemption in December 1998 and December 1999.

     At December 31, 1998, we had total outstanding borrowings of $261.5 million comprised of the $170.0 million principal amount of outstanding notes, borrowings under our previous credit facility of $88.6 million and other debt of $2.9 million. In total our borrowings were $101.2 million higher than at December 31, 1997 and reflected an increase due to borrowings required to fund the Pollo Tropical acquisition, costs incurred to redeem the 11 1/2% Senior Notes Due 2003, and borrowings to partially fund capital expenditures for new restaurants.

     On February 12, 1999 we replaced our previous credit facility. Under our new senior credit facility, Chase Bank of Texas, National Association, as agent, along with a syndicate of five other lenders, have provided a term loan facility of $50.0 million, all of which is outstanding, and a revolving credit facility under which we may borrow up to $100.0 million.

     The revolving credit facility expires on December 31, 2003, subject to a one-year extension upon request and unanimous approval of the lenders, and the term loan facility is repayable in quarterly installments through September 30, 2003 with a final payment due December 31, 2003. Principal repayments required in 1999 total $3.0 million. Borrowings under our credit facility bear interest, at our option, of either:

          (1) the greater of the prime rate, or the Federal Funds Rate plus .50%, plus a margin of 0%, .25%, .50% or .75% based on debt to cash flow ratios; or,

          (2) LIBOR plus a margin of 1.00%, 1.25%, 1.50%, 1.75%, 2.00% or 2.25%
              based on debt to cash flow ratios.

     At comparable debt to cash flow ratios, these two interest rate options under our credit facility are .50% lower than under our previous credit facility.

     In 1999, we anticipate capital expenditures of approximately $40 million, excluding the cost of any acquisitions that we may make. These amounts include approximately $12 million for construction of new Burger King restaurants, including certain real estate; $5 million for construction of new Pollo Tropical restaurants; and $12 million for ongoing reinvestment and remodeling of our existing restaurants. We are also in the process of upgrading our restaurant point-of-sale systems, our in-restaurant support systems, and our corporate information systems. In 1999, we anticipate that we will incur expenditures of up to $11 million related to these systems projects. We are committed at December 31, 1998 to purchase approximately $8.6 million of restaurant point-of-sale systems.

     Interest payments under the outstanding notes and the exchange notes after the completion of the exchange offer and other existing debt obligations will represent significant liquidity requirements for us. We believe that cash generated from our operations and availability under our revolving credit facility will provide sufficient cash availability to cover our working capital needs, capital expenditures, planned development and debt service requirements for fiscal 1999.

INFLATION

     The inflationary factors which have historically affected our results of operations include increases in food and paper costs, labor and other operating expenses. Wages paid in our restaurants are impacted by changes in the Federal or state minimum hourly wage rates. Accordingly, changes in the Federal or states minimum hourly wage rate directly affect our labor cost. We and the restaurant industry typically attempt to offset the effect of inflation, at least in part, through periodic menu price increases and various cost reduction programs. However, no assurance can be given that we will be able to offset such inflationary cost increases in the future.

YEAR 2000

     We recognize the need to ensure our operations will not be adversely impacted by Year 2000 software failures. We have addressed this risk to the availability and integrity of financial systems and the reliability of operation systems. We have projects underway for the installation of new point-of-sale
(POS) systems in our restaurants, although substantially all of our existing POS systems will operate through the change to Year 2000, and for the replacement of a substantial portion of our corporate financial and decision support systems.

     The primary purpose of these projects is to improve the efficiency of our restaurant and support operations, however, they will also provide the additional benefit of making our systems Year 2000 compliant where necessary. We have purchased point-of-sale hardware and software, and a suite of corporate financial software applications all of which are designed and warranted to be Year 2000 compliant. The total cost of these capital projects is anticipated to be approximately $14 million. Through December 31, 1998, we have expended
$4.5 million associated with these projects. The majority of the remaining expenditures pertain to restaurant point-of-sale hardware.

     As of December 31, 1998, we had successfully implemented certain corporate financial applications including general ledger, accounts payable and asset management as well as all salaried payroll and human resource processing. The remaining significant corporate support systems to be implemented are hourly restaurant payroll and human resources, anticipated to begin production during the second quarter of 1999, and sales and inventory accounting systems which are anticipated to be implemented by the third quarter of 1999. We believe that all of our computer systems will be Year 2000 compliant by the end of the third quarter of Fiscal 1999.

     In addition to our internal efforts, we are also monitoring certain initiatives of BKC as they evaluate Year 2000 readiness of food and equipment suppliers, utility companies, and other key suppliers to the Burger King system. Although BKC has not made any representations or warranties with respect to such activities, they will provide us the results of third party validations of the readiness of existing equipment used in the restaurants, summarized responses from shared vendors and domestic contingency plans. We have also been closely monitoring the remediation progress of our major food supplier and working closely with it to successfully interface our ordering and delivery systems as changes are made to these systems.

     We have not developed a detailed contingency plan due to the anticipated implementation dates associated with our planned systems conversions and the anticipated timing of the Burger King results being provided to us. We are evaluating our implementation progress on an ongoing basis and will develop contingency plans as needed should our scheduled implementation dates be modified or if the Burger King results warrant enhanced contingency planning. While we are taking steps to monitor the progress of our key suppliers, we cannot be assured that their remediation efforts will be successful, in which case we could be adversely impacted by our ability to obtain food supplies for our restaurants. In the event that the remediation efforts of our suppliers are not successful we believe that we could alternatively process orders to obtain food supplies for our restaurants manually. Should we be unable to process orders we believe that the time required by our key suppliers to implement corrective actions, when combined with our inventory levels, would not result in a material disruption to our restaurant operations.

     These are forward looking statements and are subject to risks and uncertainties, including the ability of third party vendors and software provided by third parties to effectively satisfy the requirements of being Year 2000 compliant.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the 19th day of April, 1999.

                                       CARROLS CORPORATION

                                       By:           /s/ ALAN VITULI
                                           ------------------------------------
                                                       Alan Vituli,
                                           Chairman and Chief Executive Officer