Form 10-Q
period 1999-03-31
CARROLS CORP
filed 1999-05-19
CIK 17927

===============================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-Q


[X] Quarterly report pursuant to section 13 or 15 (d) of the Securities Exchange Act of 1934

         For the quarterly period ended March 31, 1999
                                                     or
[  ]     Transition report pursuant to section 13 or 15 (d) of the
         Securities Exchange Act of 1934


                             Commission File Number
                                    0-25629

                              CARROLS CORPORATION
             (Exact name of registrant as specified in its charter)

       Delaware                                          16-0958146
(State or other jurisdiction of Employer                 (I.R.S.
 incorporation or organization)                          Identification Number)

   968 James Street
  Syracuse, New York                                          13203
(Address of principal executive offices)                    (Zip Code)

Registrant's telephone number including area code:  (315) 424-0513


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X   No
                                              ---     ---

Common stock, par value $1.00, outstanding at May 14, 1999:  10 shares

===============================================================================

PART 1 - FINANCIAL INFORMATION

                      CARROLS CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS



                                                                          March 31,                       December 31,
ASSETS                                                                      1999                                1998
------                                                                  -------------                     ------------
                                                                         (unaudited)
Current assets:
   Cash and cash equivalents                                            $   2,157,000                    $   6,777,000
   Trade and other receivables                                                702,000                        1,060,000
   Inventories                                                              3,129,000                        3,431,000
   Prepaid real estate taxes                                                1,106,000                          796,000
   Prepaid expenses and other current assets                                2,948,000                        2,768,000
   Refundable income taxes                                                  3,535,000                        4,588,000
   Deferred income taxes                                                    3,879,000                        3,956,000
                                                                        -------------                    --------------

          Total current assets                                             17,456,000                       23,376,000

Property and equipment, at cost less accumulated
   depreciation and amortization of $81,087,000 and
   $77,451,000, respectively                                              113,025,000                      107,669,000

Franchise rights, at cost less accumulated
   amortization of $31,516,000 and $29,819,000,                           104,710,000                      106,041,000
   respectively

Intangible assets, at cost less accumulated
   amortization of $10,207,000 and $9,630,000                              68,967,000                       69,167,000
   respectively

Other assets                                                                9,520,000                       10,367,000

Deferred income taxes                                                       2,968,000                        2,986,000
                                                                        -------------                    --------------

                                                                        $ 316,646,000                    $ 319,606,000
                                                                        =============                    =============



The accompanying notes are an integral part of these financial statements.

                      CARROLS CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED BALANCE SHEETS (CONT'D)





                                                                                      March 31,                December 31,
LIABILITIES and STOCKHOLDER'S EQUITY                                                    1999                      1998
------------------------------------                                                -------------             --------------
                                                                                    (unaudited)
Current liabilities:
   Accounts payable                                                                 $   9,856,000             $  10,614,000
   Accrued interest                                                                     6,214,000                 2,012,000
   Accrued payroll, related taxes and benefits                                          6,659,000                 9,390,000
   Other liabilities                                                                    7,497,000                 9,431,000
   Current portion of long-term debt                                                    2,370,000                 3,200,000
   Current portion of capital lease obligations                                           279,000                   296,000
                                                                                    -------------             --------------

          Total current liabilities                                                    32,875,000                34,943,000

Long-term debt, net of current portion                                                255,653,000               256,285,000
Capital lease obligations, net of current portion                                       1,676,000                 1,741,000
Deferred income - sale/leaseback of real estate                                         4,208,000                 4,274,000
Accrued postretirement benefits                                                         1,755,000                 1,708,000
Other liabilities                                                                       8,540,000                 6,657,000
                                                                                    -------------             --------------

          Total liabilities                                                           304,707,000               305,608,000

Stockholder's equity:
   Common stock, par value $1; authorized 1,000 shares,
      issued and outstanding - 10 shares                                                       10                        10
   Additional paid-in capital                                                          24,484,990                24,484,990
   Accumulated deficit                                                                (12,546,000)              (10,487,000)
                                                                                    -------------             --------------
Total stockholder's equity                                                             11,939,000                13,998,000
                                                                                    -------------             --------------

                                                                                    $ 316,646,000             $ 319,606,000
                                                                                    =============             =============



The accompanying notes are an integral part of these financial statements.

                      CARROLS CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                   THREE MONTHS ENDED MARCH 31, 1999 AND 1998




                                                                                        1999                     1998
                                                                                        ----                     ----
                                                                                     (13 Weeks)               (13 Weeks)
                                                                                               (unaudited)
Revenues:
   Restaurant sales                                                                 $  104,662,000          $    87,451,000
   Franchise fees and royalty revenues                                                     272,000                        -
                                                                                    --------------          ---------------
          Total revenues                                                               104,934,000               87,451,000

Costs and expenses:
   Cost of sales                                                                        31,369,000               25,391,000
   Restaurant wages and related expenses                                                32,259,000               26,756,000
   Other restaurant operating expenses                                                  21,636,000               18,291,000
   Advertising expense                                                                   4,449,000                4,005,000
   General and administrative                                                            6,004,000                3,749,000
   Depreciation and amortization                                                         5,771,000                4,203,000
                                                                                    --------------          ---------------
          Total operating expenses                                                     101,488,000               82,395,000
                                                                                    --------------          ---------------

Income from operations                                                                   3,446,000                5,056,000

   Interest expense                                                                      5,713,000                4,334,000
                                                                                    --------------          ---------------

Income (loss) before income taxes and extraordinary loss                                (2,267,000)                 722,000

   Provision (benefit) for income taxes                                                 (1,148,000)                 327,000
                                                                                    --------------          ---------------

Income (loss) before extraordinary loss                                                 (1,119,000)                 395,000

   Extraordinary loss on write-off of debt issue costs, net of taxes                       940,000                        -
                                                                                    --------------          ---------------

Net income (loss)                                                                    $  (2,059,000)         $       395,000
                                                                                    ==============          ===============



The accompanying notes are an integral part of these financial statements.

                      CARROLS CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                   THREE MONTHS ENDED MARCH 31, 1999 AND 1998


                                                                                           1999                 1998
                                                                                           ----                 ----
                                                                                        (13 Weeks)           (13 Weeks)
                                                                                                  (unaudited)
Cash flows from operating activities:
   Net income (loss)                                                                    $    (2,059,000)     $      395,000
   Adjustments to reconcile net income (loss) to cash provided by operating activities:
         Depreciation and amortization                                                        5,771,000           4,203,000
         Deferred income taxes                                                                  (95,000)                  -
         Gain on sale of property and equipment                                                       -            (187,000)
         Extraordinary loss on write-off of debt issue costs, net of tax                        940,000                   -
         Change in operating assets and liabilities                                           3,874,000           1,115,000
                                                                                          -------------      --------------

          Cash provided by operating activities                                               8,431,000           5,526,000
                                                                                          -------------      --------------

Cash flows from investing activities:
   Capital expenditures:
      New restaurant development                                                             (2,105,000)         (2,642,000)
      Remodels and other capital expenditures                                                (8,556,000)         (3,656,000)
      Acquisitions of Burger King restaurants                                                         -            (614,000)
   Proceeds from sales of property and equipment                                                      -             157,000
                                                                                          -------------      --------------



          Net cash used for investing activities                                            (10,661,000)         (6,755,000)
                                                                                          -------------      --------------

Cash flows from financing activities:
   Proceeds from long-term debt                                                                       -             400,000
   Principal payments on long-term debt                                                      (1,462,000)           (717,000)
   Financing costs associated with senior credit facility refinancing                          (846,000)                  -
   Principal payments on capital leases                                                         (82,000)           (128,000)
   Proceeds from sale-leaseback transactions                                                          -           1,702,000
   Dividends paid                                                                                     -             (91,000)
                                                                                          -------------      --------------


          Net cash (used for) provided by financing activities                               (2,390,000)          1,166,000
                                                                                          -------------      --------------

Decrease in cash and cash equivalents                                                        (4,620,000)            (63,000)

Cash and cash equivalents, beginning of period                                                6,777,000           2,252,000
                                                                                          -------------      --------------

Cash and cash equivalents, end of period                                                  $   2,157,000      $    2,189,000
                                                                                          =============      ==============

The accompanying notes are an integral part of these financial statements.

                      CARROLS CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


1.       Statement of Management
         -----------------------

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

         The results of operations for the three months ended March 31, 1999 and 1998 are not necessarily indicative of the results to be expected for the full year.

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

         These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 1998 contained in our 1998 Annual Report on Form 10-K. The December 31, 1998 balance sheet data is derived from these audited financial statements.

         Certain amounts for the prior year have been reclassified to conform to the current year presentation.


2.       Income Taxes
         ------------

          The income tax provision (benefit) for the three months ended March 31, 1999 and 1998 was comprised of the following:

                                                 1999                1998
                                               ----------          --------

              Current                         $ (1,053,000)        $ 327,000
              Deferred                             (95,000)                -
                                              -------------        ---------
                                              $ (1,148,000)        $ 327,000
                                              =============        =========

         For 1999 and 1998 the difference between the expected tax provision resulting from application of the federal statutory income tax rate to pre-tax income and the reported income tax provision result principally from state taxes and non-deductible amortization of franchise rights and other intangibles.

                      CARROLS CORPORATION AND SUBSIDIARIES
                        NOTES TO CONSOLIDATED CONDENSED
                        FINANCIAL STATEMENTS (continued)


3.       Summarized Financial Information of Certain Subsidiaries
         --------------------------------------------------------

         The following table presents summarized combined financial information for the following wholly-owned subsidiaries, whom unconditionally guarantee our $170.0 million senior subordinated notes:

         Carrols Realty Holdings, Carrols Realty I Corp., Carrols Realty II Corp., Carrols J.G. Corp., Quanta Advertising Corp., Pollo Franchise Inc. and Pollo Operations, Inc. on a combined basis at March 31, 1999 and December 31, 1998, or for the three months ended March 31, 1999 and 1998.

                                                            March 31,          December 31,
                                                              1999                1998
                                                         -------------        ------------
           Balance sheet:
              Current assets                            $     3,658,000     $      910,000
              Non-current assets                             91,941,000         89,922,000
              Current liabilities                             8,812,000          7,401,000
              Non-current liabilities                         1,879,000          1,845,000
                                                            Three Months Ended March 31,
                                                         ----------------------------------
                                                              1999                1998
                                                         -------------        ------------
           Statement of Operations:
              Revenues                                   $   21,609,000      $      54,000
              Operating expenses                             18,073,000             54,000
              Income from operations                          3,536,000                  -
              Net income                                      1,796,000                  -


4.       Business Segment Information
         ----------------------------

         We are engaged in the quick-service restaurant industry, with two restaurant concepts: Burger King, operating as a franchisee, and Pollo Tropical, a Company owned concept. Our Burger King restaurants are all located in the United States, primarily in the Northeast, Southeast and Midwest. Pollo Tropical is a regional quick-service restaurant chain featuring grilled marinated chicken and authentic "made from scratch" side dishes. Pollo Tropical's core markets are located in south and central Florida.

         Segment information as of and for the three months ended March 31, 1998 is not presented, since the Pollo Tropical acquisition did not occur until July 9, 1998 and previous to this, we operated our business as one segment whose results are reflected in the March 31, 1998 Statement of Operations.

                      CARROLS CORPORATION AND SUBSIDIARIES
                        NOTES TO CONSOLIDATED CONDENSED
                        FINANCIAL STATEMENTS (continued)


         Segment information for Burger King restaurants and Pollo Tropical for the three months ended March 31, 1999 is shown in the following table. The "Other" column includes corporate related items not allocated to reportable segments and for income from operations, principally corporate depreciation and amortization. Other identifiable assets consist primarily of franchise rights and intangible assets. Non-operating expenses, comprised of interest expense and the extraordinary loss, are corporate related items and therefore have not been allocated to the reportable segments.

                                                                      Three Months Ended March 31, 1999
                                                        --------------------------------------------------------------
                                                         Burger
                                                          King             Pollo
                                                        Restaurants       Tropical            Other       Consolidated
                                                        -----------       --------            -----       ------------
                                                                              ($ in 000's)

           Revenues                                      $   83,556         $ 21,378   $         -           $ 104,934
           Cost of sales                                     23,977            7,392             -              31,369
           Restaurant wages and related
             expenses                                        27,411            4,848             -              32,259
           Depreciation and amortization                      3,197              477         2,097               5,771
           Income from operations                             1,549            3,994       (2,097)               3,446
           Identifiable assets                              197,664           24,190        94,792             316,646
           Capital expenditures, excluding
             acquisitions                                     5,755            4,404           502              10,661



5.       Acquisitions
         ------------

         On July 9, 1998, we consummated the purchase of the outstanding common stock of Pollo Tropical Inc. ("Pollo Tropical") for an approximate cash purchase price of $94.6 million and on July 20, 1998 merged Pollo Tropical into the Company. Pollo Tropical operates and franchises quick-service restaurants featuring fresh grilled chicken marinated in a proprietary blend of tropical fruit juices and spices and authentic "made from scratch" side dishes. The Pollo Tropical acquisition has been accounted for by the purchase method of accounting. The excess purchase price over net assets acquired is included in intangible assets and is amortized over 40 years using the straight-line method.

                      CARROLS CORPORATION AND SUBSIDIARIES
                        NOTES TO CONSOLIDATED CONDENSED
                        FINANCIAL STATEMENTS (continued)


         The following proforma results of operations for the three months ended March 31, 1998 assume this acquisition occurred as of the beginning of the period:

                  Revenues                                $ 105,060,000

                  Income from operations                  $   7,697,000

                  Net income                              $     715,000


                  The preceding proforma financial information is not necessarily indicative of the operating results that would have occurred had the acquisition been consummated as of the beginning of the period, nor are they necessarily indicative of future operating results.


6.       Extraordinary Loss
         ------------------

         On February 12, 1999, we entered into a new senior credit facility with Chase Bank of Texas, National Association, as agent and lender, and other lenders as parties thereto. In connection with this transaction, we have recognized an extraordinary loss of $940,000, net of $885,000 in income taxes, in the first quarter of 1999. This loss represents the write-off of unamortized debt issue costs related to the previous senior credit facility.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                     OF OPERATIONS AND FINANCIAL CONDITION



Overview
--------

As of March 31, 1999, we operated 344 Burger King restaurants located in 13 Northeastern, Midwestern and Southeastern states and owned and operated 41 Pollo Tropical restaurants in Florida. In addition, at March 31, 1999, we franchised 23 Pollo Tropical restaurants in the Caribbean, Central and South America and Miami. In July 1998, the Company acquired Pollo Tropical, Inc. which owned and operated 36 restaurants. Since March 31, 1998, the Company has built 9 Burger King restaurants and closed four under-performing Burger King restaurants.

Results of Operations
---------------------

The following table sets forth, for the three months ended March 31, 1999 and 1998, selected operating results as a percentage of restaurant sales:

                                                                      1999             1998
                                                                    --------         -------
Restaurant sales:
   Burger King restaurants                                           79.8%            100.0%
   Pollo Tropical                                                    20.2                 -
                                                                    --------         -------
                                                                     100.0             100.0
Costs and expenses:
   Cost of sales                                                      30.0              29.0
   Restaurant wages and related expenses                              30.8              30.6
   Other restaurant expenses including advertising                    24.9              25.5
   General and administrative                                          5.7               4.3
   Depreciation and amortization                                       5.5               4.8
                                                                    --------         -------

Income from restaurant operations                                     3.1%              5.8%
                                                                    ========         =======


Restaurant Sales
----------------

Restaurant sales for the three months ended March 31, 1999, increased 19.7% to $104.7 million from $87.5 million in the first quarter of 1998. The increase in sales was primarily the result of the acquisition of Pollo Tropical restaurants in July 1998, whose total restaurant sales were $21.1 million in the first quarter of 1999. Sales at our comparable Burger King restaurants (those units operating for the entirety of the compared periods) decreased 6.5% for the first quarter of 1999 as compared to an increase of 7.2% for the first quarter of 1998.

Operating Costs and Expenses
----------------------------

Cost of sales (food and paper costs), as a percentage of restaurant sales, were 30.0% for the first quarter of 1999 compared to 29.0% for the first quarter of 1998. The increase in the first quarter of 1999 was due to higher cost of sales at our Pollo Tropical restaurants, relative to our Burger King restaurants. Pollo Tropical's cost of sales were 35.0% for the first quarter of 1999 compared to 28.7% for our Burger King restaurants. This increased total cost of sales, as a percentage of sales, by 1.2%. Lower cost of sales, as a percentage of sales, at our Burger King restaurants was primarily due to a 4.1% decline in beef costs in the first quarter of 1999 compared to the first quarter of 1998.

Restaurant wages and related expenses increased as a percentage of sales during the first quarter to 30.8% in 1999 from 30.6% in 1998. This increase was due to the effect of lower sales volumes for the first quarter of 1999 on fixed labor and a 3.6% increase in our average hourly labor rate for the first quarter at our Burger King restaurants. Collectively, these factors caused as a percentage of total sales, a 1.8% increase in restaurant wages and related expenses. This increase was substantially offset by Pollo Tropical's lower restaurant wages, as a percentage of sales, due to Pollo Tropical's higher average unit volumes. Pollo Tropical restaurants wages and related expenses were 23.0% of restaurant sales in the first quarter of 1999.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                     OF OPERATIONS AND FINANCIAL CONDITION


Other restaurant operating expenses, including advertising, decreased from 25.5% of restaurant sales in the first quarter of 1998 to 24.9% in the first quarter of 1999, due to Pollo Tropical's other restaurant operating expenses being 16.1% of restaurant sales in the first quarter of 1999. This caused a 1.9% decrease, as a percentage of sales, in total other restaurant operating expenses. This decrease was offset by the effect of lower sales volumes on fixed costs in the first quarter of 1999 for our Burger King restaurants, particularly utility and occupancy costs. Other operating expenses, including advertising, increased to 27.2% of restaurant sales for our Burger King restaurants in the first quarter of 1999.

Administrative expenses increased, as a percentage of sales, from 4.3% in the first quarter of 1998 to 5.7% in the first quarter of 1999. This increase is due to lower sales volumes in our Burger King restaurants in the first quarter of 1999, increased corporate expenses to support our plans for continued expansion and administrative functions acquired in the July 1998 acquisition of Pollo Tropical.

Earnings before interest, taxes, depreciation and amortization and non-cash extraordinary items ("EBITDA") was $9.2 million in the first quarter of 1999 compared to $9.3 million in the first quarter of 1998. As a percentage of total revenues, EBITDA decreased from 10.6% in the first quarter of 1998 to 8.8% in the first quarter of 1999 as a result of the factors discussed above.

Depreciation and amortization increased $1.6 million in the first quarter of 1999 due to the increase in property and equipment, goodwill and purchased intangibles from the purchase of Pollo Tropical in July 1998.

Interest expense was $5.7 million in the first quarter of 1999 compared to $4.3 million in the first quarter of 1998 and increased as a result of the higher average debt balances from the funding of the acquisition of Pollo Tropical in July 1998. This was offset somewhat by the favorable effect of the Company's 1998 refinancing activities on its average interest rates.

The benefit for income taxes of $1,148,000 in the first quarter of 1999 is based on an estimated effective income tax rate for 1998 of 50%. This rate is higher than the Federal statutory tax rate due to state franchise taxes and non-deductible amortization of franchise rights and other intangible assets.

Liquidity and Capital Resources
-------------------------------

We do not have significant receivables or inventory and receive trade credit based upon negotiated terms in purchasing food products and other supplies. We are able to operate with a substantial working capital deficit because (i) restaurant operations are conducted on a cash basis (ii) rapid turnover allows a limited investment in inventories, and (iii) cash from sales is usually received before related accounts for food, supplies and payroll become due. Our cash requirements arise primarily from the need to finance the opening and equipping of new restaurants, ongoing capital reinvestment in our existing restaurants, the acquisition of existing Burger King restaurants, and for servicing our debt.

              MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                     OF OPERATIONS AND FINANCIAL CONDITION


The Company's operations in the first quarter generated approximately $8.4 million in cash in 1999, compared with $5.5 million in 1998.

Capital expenditures represent a major investment of cash for the Company, and totaled $10.7 million in the first quarter of 1999 and $6.9 million in the first quarter of 1998. First quarter 1999 capital expenditures included $3.3 million for the purchase of the land and building for two Pollo Tropical restaurants that were previously leased. 1998 capital expenditures included $0.6 million for the acquisition of two Burger King restaurants.

The sale and leaseback of two Burger King restaurant properties in March 1998 generated proceeds of $1.7 million which reduced outstanding debt.

On February 12, 1999, we replaced our previous senior credit facility. Under our new senior credit facility, Chase Bank of Texas, National Association, as agent, along with a syndicate of five other lenders, have provided a term loan facility of $50.0 million, of which $49.3 million is outstanding at March 31, 1999 and a revolving credit facility under which we may borrow up to $100.0 million, $60.7 million of which is available at March 31, 1999 after reserving for a $1.2 million letter of credit guaranteed by the facility. At March 31, 1999, we had a total outstanding borrowings of $260.0 million comprised of $170.0 million of unsecured 9.5% senior subordinated notes, total borrowings under our senior credit facility of $87.4 million and other debt of $2.6 million.

In 1999, we anticipate capital expenditures of approximately $40 million, excluding the cost of any acquisitions that we may make. These amounts include approximately $12 million for construction of new Burger King restaurants, including real estate; $5 million for construction of new Pollo Tropical restaurants; and $12 million for ongoing reinvestment and remodeling of our existing restaurants. We are also in the process of upgrading our restaurant point-of-sale systems, our in-restaurant support systems and our corporate information systems. In 1999, we anticipate that we will incur expenditures of up to $11 million related to these systems projects. We are committed at March 31, 1999 to purchase approximately $8.3 million of restaurant point-of-sale systems.

Interest payments under our outstanding indebtedness will represent significant liquidity requirements for us. We believe cash generated from our operations and availability under our senior credit facility will provide sufficient cash availability to cover our working capital needs, capital expenditures, planned development and debt service requirements for the next 12 months.

Inflation
---------

The inflationary factors which have historically affected our results of operations include increases in food and paper costs, labor and other operating expenses. Wages paid in our restaurants are impacted by changes in the Federal or state minimum hourly wage rates. Accordingly, changes in the Federal or states minimum hourly wage rate directly affect our labor cost. We and the restaurant industry typically attempt to offset the effect of inflation, at least in part, through periodic menu price increases and various cost reduction program. However, no assurance can be given that we will be able to offset such inflationary cost increases in the future.

Year 2000
---------

We recognize the need to ensure our operations will not be adversely impacted by Year 2000 software failures. We have addressed this risk to the availability and integrity of financial systems and the reliability of operating systems. We have projects underway for the installation of new point-of-sale (POS) systems in our restaurants, although substantially all of our existing POS systems will operate through the change to Year 2000, and for the replacement of a substantial portion of our corporate financial and decision support systems.

The primary purpose of these projects is to improve the efficiency of our restaurant and support operations. However, they will also provide the additional benefit of making our systems Year 2000 compliant where necessary. We have purchased point-of-sale hardware and software, and a suite of corporate financial software applications all of which are designed and warranted to be Year 2000 compliant. The total cost of these capital projects is anticipated to be approximately $14 million. Through March 31, 1999, we have expended $5.5 million associated with these projects. The majority of the remaining expenditures pertain to restaurant point-of-sale hardware.

As of March 31, 1999, we had successfully implemented certain corporate financial applications including general ledger, accounts payable and asset management, as well as all salaried payroll and human resource processing. The remaining significant corporate support systems to be implemented are hourly restaurant payroll and human resources, anticipated to begin production during the second quarter of 1999, and sales and inventory accounting systems which are anticipated to begin implementation by the third quarter of 1999. We believe that all of our computer systems will be Year 2000 compliant by October 1999.

In addition to our internal efforts, we are also monitoring certain initiatives of Burger King Corporation ("BKC") as they evaluate Year 2000 readiness of food and equipment suppliers, utility companies and other key suppliers to the Burger King system. Although BKC has not made any representations or warranties with respect to such activities, they are providing us the results of third party validations of the readiness of existing equipment used in the restaurants, summarized responses from shared vendors and domestic contingency plans. We have also been closely monitoring the remediation progress of our major food supplier and working closely with it to successfully interface our ordering and delivery systems as changes are made to these systems.

We have not completely developed a detailed contingency plan due to the anticipated implementation dates associated with our planned systems conversions. We are evaluating our implementation progress on an ongoing basis and are currently developing a contingency plan which will address upgrading certain existing systems, should our scheduled implementation dates be modified or if the Burger King results warrant enhanced contingency planning. While we are monitoring the progress of our key suppliers, we cannot be assured that their remediation efforts will be successful, in which case we could be adversely impacted by our ability to obtain food supplies for our restaurants. In the event that the remediation efforts of our suppliers are not successful, we believe that we could alternatively process orders to obtain food supplies for our restaurants manually. Should we be unable to process orders, we believe that the time required by our key suppliers to implement corrective actions, when combined with our inventory levels, would not result in a material disruption to our restaurant operations.

PART II - OTHER INFORMATION



Item 1.  Legal Proceedings

         There were no material legal proceedings commenced by or initiated against the Company during the reported quarter or material developments in any previously reported litigation.


Item 2.  Changes in Securities

         None


Item 3.  Default Upon Senior Securities

         None


Item 4.  Submission of Matters to a Vote of Security Holders

         None


Item 5.  Other Information

         None


Item 6.  Exhibits and Reports on Form 8K

         a. The following exhibit is filed as part of this report.

             Exhibit No.
             -----------
                  27                Financial Data Schedule

         b. There were not reports on Form 8-K filed during the reported quarter.

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

                          CARROLS CORPORATION
                            968 James Street
                          Syracuse, New York 13203
                              (Registrant)


Date:  May 17, 1999       /s/ Alan Vituli
                          -----------------------------------------------
                                          (Signature)
                          Alan Vituli
                          Chairman and Chief Executive Officer




Date:  May 17, 1999       /s/ Paul R. Flanders
                          -------------------------------------------------
                                           (Signature)
                          Paul R. Flanders
                          Vice President - Finance (Principal Financial Officer
                          and Principal Accounting Officer)