Form 10-Q
period 1999-07-04
CARROLS CORP
filed 1999-08-18
CIK 17927

================================================================================

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q


[X] Quarterly report pursuant to section 13 or 15 (d) of the Securities Exchange Act of 1934

         For the quarterly period ended June 30, 1999
                                      or
[  ]     Transition report pursuant to section 13 or 15 (d) of the Securities
         Exchange Act of 1934


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

Common stock, par value $1.00, outstanding at August 18, 1999:  10 shares

================================================================================

================================================================================

PART 1 - FINANCIAL INFORMATION

                      CARROLS CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS



                                                                  June 30,           December 31,
ASSETS                                                             1999                  1998
------                                                         ------------          -----------
                                                               (unaudited)
Current assets:
   Cash and cash equivalents                                   $   737,000           $ 6,777,000
   Trade and other receivables                                     204,000             1,060,000
   Inventories                                                   3,646,000             3,431,000
   Prepaid real estate taxes                                       728,000               796,000
   Prepaid expenses and other current assets                     3,066,000             2,768,000
   Refundable income taxes                                       2,664,000             4,588,000
   Deferred income taxes                                         3,923,000             3,956,000
                                                               -----------           -----------

          Total current assets                                  14,968,000            23,376,000

Property and equipment, at cost less accumulated
   depreciation and amortization of  $86,166,000
   and $77,451,000, respectively                               105,190,000           107,669,000

Franchise rights, at cost less accumulated
   amortization of $32,676,000 and $29,819,000,
   respectively                                                103,554,000           106,041,000

Intangible assets, at cost less accumulated
   amortization of $10,707,000 and $9,630,000
   respectively                                                 68,457,000            69,167,000

Other assets                                                    10,036,000            10,367,000

Deferred income taxes                                            2,896,000             2,986,000
                                                             -------------         -------------

                                                             $ 305,101,000         $ 319,606,000
                                                             =============         =============


The accompanying notes are an integral part of these financial statements.

                      CARROLS CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (continued)


                                                               June 30,            December 31,
LIABILITIES and STOCKHOLDER'S EQUITY                            1999                  1998
------------------------------------                         ------------         -------------
                                                              (unaudited)
Current liabilities:
   Accounts payable                                          $ 14,714,000         $ 10,614,000
   Accrued interest                                             1,747,000            2,012,000
   Accrued payroll, related taxes and benefits                  6,960,000            9,390,000
   Other liabilities                                            7,490,000            9,431,000
   Current portion of long-term debt                            3,620,000            3,200,000
   Current portion of capital lease obligations                   256,000              296,000
                                                             ------------         ------------

          Total current liabilities                            34,787,000           34,943,000

Long-term debt, net of current portion                        240,853,000          256,285,000
Capital lease obligations, net of current portion               1,623,000            1,741,000
Deferred income - sale/leaseback of real estate                 4,518,000            4,274,000
Accrued postretirement benefits                                 1,801,000            1,708,000
Other liabilities                                               8,175,000            6,657,000
                                                             ------------         ------------

          Total liabilities                                   291,757,000          305,608,000

Stockholder's equity:
   Common stock, par value $1; authorized 1,000 shares,
      issued and outstanding - 10 shares                               10                   10
   Additional paid-in capital                                  24,484,990           24,484,990
   Accumulated deficit                                       (11,141,000)         (10,487,000)
                                                             ------------         ------------
Total stockholder's equity                                     13,344,000           13,998,000
                                                             ------------         ------------

                                                             $305,101,000        $ 319,606,000
                                                             ============        =============

The accompanying notes are an integral part of these financial statements.

                     CARROLS CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                   THREE MONTHS ENDED JUNE 30, 1999 AND 1998


                                                          1999                       1998
                                                          ----                       ----
                                                       (13 Weeks)                 (14 Weeks)
                                                                    (unaudited)
Revenues:
   Restaurant sales                                   $ 115,745,000            $ 105,807,000
   Franchise fees and royalty revenues                      217,000                        -
                                                      -------------            -------------
          Total revenues                                115,962,000            $ 105,807,000

Costs and expenses:
   Cost of sales                                         35,651,000               30,234,000
   Restaurant wages and related expenses                 33,471,000               29,999,000
   Other restaurant operating expenses                   21,804,000               20,412,000
   Advertising expense                                    5,185,000                4,866,000
   General and administrative                             5,322,000                4,318,000
   Depreciation and amortization                          5,766,000                4,757,000
                                                      -------------            -------------
          Total operating expenses                      107,199,000               94,586,000
                                                      -------------            -------------

Income from operations                                    8,763,000               11,221,000

   Interest expense                                       5,578,000                4,563,000
                                                      -------------            -------------

Income before income taxes                                3,185,000                6,658,000

   Provision for income taxes                             1,780,000                2,996,000
                                                      -------------            -------------

Net income                                              $ 1,405,000              $ 3,662,000
                                                      =============            =============


The accompanying notes are an integral part of these financial statements.

                      CARROLS CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     SIX MONTHS ENDED JUNE 30, 1999 AND 1998


                                                                                1999                1998
                                                                                ----                ----
                                                                              (26 Weeks)         (27 Weeks)
                                                                                       (unaudited)
Revenues:
   Restaurant sales                                                          $ 220,408,000       $ 193,258,000
   Franchise fees and royalty revenues                                             489,000                   -
                                                                             -------------       -------------
        Total revenues                                                         220,897,000         193,258,000

Costs and expenses:
   Cost of sales                                                                67,020,000          55,625,000
   Restaurant wages and related expenses                                        65,759,000          56,755,000
   Other restaurant operating expenses                                          43,439,000          38,703,000
   Advertising expense                                                           9,635,000           8,871,000
   General and administrative                                                   11,297,000           8,067,000
   Depreciation and amortization                                                11,538,000           8,960,000
                                                                             -------------       -------------

   Total operating expenses                                                    208,688,000         176,981,000
                                                                             -------------       -------------

Income from operations                                                          12,209,000          16,277,000

   Interest expense                                                             11,291,000           8,897,000
                                                                             -------------       -------------

Income before income taxes and extraordinary loss                                  918,000           7,380,000

   Provision for income taxes                                                      632,000           3,323,000
                                                                             -------------       -------------

Income before extraordinary loss                                                   286,000           4,057,000

   Extraordinary loss on write-off of debt issue costs, net of taxes               940,000                   -
                                                                             -------------       -------------

Net income (loss)                                                              $ (654,000)         $ 4,057,000
                                                                             =============       =============


The accompanying notes are an integral part of these financial statements.

                      CARROLS CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     SIX MONTHS ENDED JUNE 30, 1999 AND 1998

                                                                                   1999                 1998
                                                                                   ----                 ----
                                                                                (26 Weeks)           (27 Weeks)
                                                                                         (unaudited)
Cash flows from operating activities:
   Net income (loss)                                                            $ (654,000)         $ 4,057,000
   Adjustments to reconcile net income (loss) to cash provided by operating activities:
         Depreciation and amortization                                           11,538,000           8,960,000
         Deferred income taxes                                                      123,000              77,000
         Gain on sale of property and equipment                                           -           (119,000)
         Extraordinary loss on write-off of debt issue costs, net of tax            940,000                   -
         Change in operating assets and liabilities                               5,609,000           7,102,000
                                                                                -----------         -----------

          Cash provided by operating activities                                  17,556,000          20,077,000
                                                                                -----------         -----------

Cash flows from investing activities:
   Capital expenditures:
      New restaurant development                                                (4,731,000)         (3,637,000)
      Remodels and other capital expenditures                                  (16,520,000)         (8,167,000)
      Acquisitions of restaurants                                                 (544,000)           (620,000)
   Proceeds from sales of property and equipment                                         -             416,000
                                                                                -----------         -----------


          Net cash used for investing activities                               (21,795,000)        (12,008,000)
                                                                                -----------         -----------

Cash flows from financing activities:
   Principal payments on long-term debt                                        (15,012,000)         (3,934,000)
   Financing costs associated with senior credit facility refinancing             (878,000)                  -
   Principal payments on capital leases                                           (158,000)           (250,000)
   Proceeds from sale-leaseback transactions                                    14,247,000           1,702,000
   Dividends paid                                                                        -          (3,878,000)
                                                                                -----------         -----------


          Net cash used for financing activities                                (1,801,000)         (6,360,000)
                                                                                -----------         -----------

Increase (decrease) in cash and cash equivalents                                (6,040,000)           1,709,000

Cash and cash equivalents, beginning of period                                    6,777,000           2,252,000
                                                                                -----------         -----------

Cash and cash equivalents, end of period                                         $  737,000         $ 3,961,000
                                                                                ===========         ===========

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

         The Company uses a 52-53 week fiscal year ending on the Sunday closest to December 31. Fiscal 1998 contained 53 weeks and the Company has historically included the extra week in its second fiscal quarter. Accordingly, the three and six months results of operations and cash flows ending June 30, 1998 include 14 weeks and 27 weeks, respectively.

         The results of operations for the three and six months ended June 30, 1999 and 1998 are not necessarily indicative of the results to be expected for the full year.

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


2.       Income Taxes
         ------------

         The income tax provision for the six months ended June 30, 1999 and 1998 was comprised of the following:

                                               1999                    1998
                                             --------              -----------

            Current                          $509,000              $ 3,248,000
            Deferred                          123,000                   75,000
                                            ---------              -----------
                                            $ 632,000              $ 3,323,000
                                            =========              ===========

                      CARROLS CORPORATION AND SUBSIDIARIES
                         NOTES TO CONSOLIDATED CONDENSED
                        FINANCIAL STATEMENTS (continued)


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

                                                          June 30,          December 31,
                                                           1999                 1998
                                                        -----------          -----------
         Balance sheet:
            Current assets                              $ 2,417,000          $   910,000
            Non-current assets                           85,945,000           89,922,000
            Current liabilities                           4,806,000            7,401,000
            Non-current liabilities                       1,915,000            1,845,000
                                                           Six Months Ended June 30,
                                                            1999                 1998
                                                        -----------          -----------
         Statement of Operations:
            Revenues                                   $ 42,266,000          $   113,000
            Operating expenses                           35,615,000              113,000
            Income from operations                        6,651,000                    -
            Net income                                    2,736,000                    -


                     CARROLS CORPORATION AND SUBSIDIARIES
                        NOTES TO CONSOLIDATED CONDENSED
                       FINANCIAL STATEMENTS (continued)


4.       Business Segment Information

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

         Segment information as of and for the six months ended June 30, 1998 is not presented, since the Pollo Tropical acquisition did not occur until July 9, 1998 and previous to this, we operated our business as one segment whose results are reflected in the June 30, 1998 Statement of Operations. Segment information for Burger King restaurants and Pollo Tropical for the six months ended June 30, 1999 is shown in the following table. The "Other" column includes corporate related items not allocated to reportable segments and for income from operations, principally corporate depreciation and amortization. Other identifiable assets consist primarily of franchise rights and intangible assets. Non-operating expenses, comprised of interest expense and the extraordinary loss, are corporate related items and therefore have not been allocated to the reportable segments.

                                                           Six Months Ended June 30, 1999
                                                           ------------------------------
                                                    Burger
                                                     King            Pollo
                                                   Restaurants     Tropical         Other    Consolidated
                                                   -----------     --------      --------    ------------
                                                                        ($ in 000's)
         Revenues                                  $ 178,965       $ 41,932         $   -       $ 220,897
         Cost of sales                                52,543         14,477             -          67,020
         Restaurant wages and related
           expenses                                   56,315          9,444             -          65,759
         Depreciation and amortization                 6,394            976         4,168          11,538
         Income from operations                        8,812          7,565       (4,168)          12,209
         Identifiable assets                         192,314         20,608        92,179         305,101
         Capital expenditures, excluding
           acquisitions                               14,752          5,919           580          21,251


                      CARROLS CORPORATION AND SUBSIDIARIES
                         NOTES TO CONSOLIDATED CONDENSED
                        FINANCIAL STATEMENTS (continued)


5.       Acquisitions
         ------------

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

         The following proforma results of operations for the six months ended June 30, 1998 assume this acquisition occurred as of the beginning of the period:

                Revenues                                     $ 229,160,000

                Income from operations                       $  21,629,000

                Net income                                   $   4,765,000


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

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                      OF OPERATIONS AND FINANCIAL CONDITION



Overview
--------

As of June 30, 1999, we operated 346 Burger King restaurants located in 13 Northeastern, Midwestern and Southeastern states and owned and operated 42 Pollo Tropical restaurants in Florida. In addition, at June 30, 1999, we franchised 24 Pollo Tropical restaurants in the Caribbean, Central and South America and Miami. In July 1998, the Company acquired Pollo Tropical, Inc. which owned and operated 36 restaurants. Since June 30, 1998, the Company has built nine Burger King restaurants, acquired two Burger King restaurants and closed five under-performing Burger King restaurants. Comparable store sales data is for a comparable number of weeks for each period discussed.

Results of Operations
---------------------

Three Months Ended June 30, 1999 Compared to Three Months Ended June 30, 1998

The following table sets forth, for the three months ended June 30, 1999 and 1998, selected operating results as a percentage of restaurant sales:

                                                            1999      1998
                                                            ----      ----
Restaurant sales:
   Burger King restaurants                                  82.4%     100.0%
   Pollo Tropical                                           17.6          -
                                                           -----      -----
                                                           100.0      100.0
Costs and expenses:
   Cost of sales                                            30.8       28.6
   Restaurant wages and related expenses                    28.9       28.3
   Other restaurant expenses including advertising          23.3       23.9
   General and administrative                                4.6        4.1
   Depreciation and amortization                             5.0        4.5
                                                           -----      -----

Income from restaurant operations                            7.4%      10.6%
                                                           =====      =====

Restaurant Sales
----------------

Restaurant sales for the three months ended June 30, 1999, increased 9.4% to $115.7 million from $105.8 million in the first quarter of 1998. The increase in sales was primarily the result of the acquisition of Pollo Tropical in July 1998, whose total restaurant sales were $20.3 million in the second quarter of 1999. The second quarter of 1998 contained an additional week which had $7.3 million in restaurant sales. Sales at our comparable Burger King restaurants (those units operating for the entirety of the compared periods) decreased 4.4% for the second quarter of 1999 as compared to an increase of 6.4% for the second quarter of 1998.

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                OF OPERATIONS AND FINANCIAL CONDITION (continued)


Operating Costs and Expenses
----------------------------

Cost of sales (food and paper costs), as a percentage of restaurant sales, were 30.8% for the second quarter of 1999 compared to 28.6% for the second quarter of 1998. The increase in the second quarter of 1999 was due to higher cost of sales at our Pollo Tropical restaurants, relative to our Burger King restaurants. Pollo Tropical's cost of sales were 34.8% for the second quarter of 1999 compared to 29.9% for our Burger King restaurants. This increased total cost of sales, as a percentage of sales, by 1.1%. Higher cost of sales, as a percentage of sales, at our Burger King restaurants was primarily due to higher discounting of food related to increased promotional activities. In addition, the second quarter of 1998 included a cost rebate of approximately $815,000, linked to the adverse impact of a recall of beef in the third quarter of 1997.

Restaurant wages and related expenses increased, as a percentage of sales, during the second quarter to 28.9% in 1999 from 28.3% in 1998. This increase was due to the effect of lower sales volumes in the second quarter of 1999 on fixed labor costs and a 3.7% increase in our average hourly labor rate in the second quarter of 1999 at our Burger King restaurants. Collectively, these factors caused as a percentage of total sales, a 1.6% increase in restaurant wages and related expenses. This increase was substantially offset by Pollo Tropical's lower restaurant wages, as a percentage of sales, due to Pollo Tropical's higher average unit volumes. Pollo Tropical restaurants wages and related expenses were 22.6% of restaurant sales in the second quarter of 1999, and decreased total restaurant wages by 1.0% compared to the second quarter of 1998.

Other restaurant operating expenses, including advertising, decreased from 23.9% of restaurant sales in the second quarter of 1998 to 23.3% in the second quarter of 1999, due to Pollo Tropical's other restaurant operating expenses being 17.8% of restaurant sales in the second quarter of 1999. This caused a 1.1% decrease, as a percentage of sales, in total other restaurant operating expenses. This decrease was offset by the effect of lower sales volumes on fixed costs in the second quarter of 1999 for our Burger King restaurants, particularly occupancy costs. Other operating expenses, including advertising, increased to 24.5% of restaurant sales for our Burger King restaurants in the second quarter of 1999.

Administrative expenses increased, as a percentage of sales, from 4.1% in the second quarter of 1998 to 4.6% in the second quarter of 1999. This increase is due to lower sales volumes in our Burger King restaurants in the second quarter of 1999 and administrative functions acquired in the July 1998 acquisition of Pollo Tropical.

Earnings before interest, taxes, depreciation and amortization and non-cash extraordinary items ("EBITDA") was $14.5 million in the second quarter of 1999 compared to $16.0 million in the second quarter of 1998. As a percentage of total revenues, EBITDA decreased from 15.1% in the second quarter of 1998 to 12.5% in the second quarter of 1999 as a result of the factors discussed above.

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                OF OPERATIONS AND FINANCIAL CONDITION (continued)


Depreciation and amortization increased $1.0 million in the second quarter of 1999 due to the increase in property and equipment, goodwill and purchased intangibles from the purchase of Pollo Tropical in July 1998.

Interest expense was $5.6 million in the second quarter of 1999 compared to $4.6 million in the second quarter of 1998 and increased as a result of the higher average debt balances from the funding of the acquisition of Pollo Tropical in July 1998. This was offset somewhat by the favorable effect on average interest rates due to the Company's 1998 refinancing activities.

The provision for income taxes of $1,780,000 in the second quarter of 1999 was derived on an estimated effective income tax rate for 1999 of 58.6%. This rate is higher than the Federal statutory tax rate due to state franchise taxes and non-deductible amortization of franchise rights and other intangible assets.

Six Months Ended June 30, 1999 Compared to Six Months Ended June 30, 1998

The following table sets forth, for the six months ended June 30, 1999 and 1998, selected operating results as a percentage of restaurant sales:

                                                          1999       1998
                                                          ----       ----
Restaurant sales:
   Burger King restaurants                                81.2%     100.0%
   Pollo Tropical                                         18.8          -
                                                         -----      -----
                                                         100.0      100.0
Costs and expenses:
   Cost of sales                                          30.4       28.8
   Restaurant wages and related expenses                  29.8       29.4
   Other restaurant expenses including advertising        24.1       24.6
   General and administrative                              5.1        4.2
   Depreciation and amortization                           5.2        4.6
                                                         -----      -----

Income from restaurant operations                          5.4%       8.4%
                                                         =====      =====

Restaurant Sales
----------------

Restaurant sales for the six months ended June 30, 1999, increased 14.0% to $220.4 million from $193.3 million in the first six months of 1998. The increase in sales was primarily the result of the acquisition of Pollo Tropical in July 1998, whose total restaurant sales were $41.4 million in the first six months of 1999. Sales at our comparable Burger King restaurants (those units operating for the entirety of the compared periods) decreased 5.5% for the first six months of 1999 as compared to an increase of 6.8% for the first six months of 1998.

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                OF OPERATIONS AND FINANCIAL CONDITION (continued)


Operating Costs and Expenses
----------------------------

Cost of sales (food and paper costs), as a percentage of restaurant sales, were 30.4% for the first six months of 1999 compared to 28.8% for the first six months of 1998. The increase in the first six months of 1999 was due to higher cost of sales at our Pollo Tropical restaurants, relative to our Burger King restaurants. Pollo Tropical's cost of sales were 34.9% for the first six months of 1999 compared to 29.4% for our Burger King restaurants. This increased total cost of sales, as a percentage of sales, by 1.2%. Higher cost of sales, as a percentage of sales, at our Burger King restaurants was primarily due to higher discounting of food related to increased promotional activities. In addition, the second quarter of 1998 included a cost rebate of approximately $815,000, linked to the adverse impact of a recall of beef in the third quarter of 1997, as well as increases in commodity costs which were not offset by menu price increases in the first six months of 1999.

Restaurant wages and related expenses increased, as a percentage of sales, during the first six months to 29.8% in 1999 from 29.4% in 1998. This increase was due to the effect of lower sales volumes in the first six months of 1999 on fixed labor costs and a 3.6% increase in our average hourly labor rate for the first six months of 1999 at our Burger King restaurants. Collectively, these factors caused, as a percentage of total sales, a 1.4% increase in restaurant wages and related expenses. This increase was substantially offset by Pollo Tropical's lower restaurant wages, as a percentage of sales, due to Pollo Tropical's higher average unit volumes. Pollo Tropical restaurants wages and related expenses were 22.8% of restaurant sales in the first six months of 1999, and decreased total restaurant wages by 1.0% compared to the first six months of 1998.

Other restaurant operating expenses, including advertising, decreased from 24.6% of restaurant sales in the first six months of 1998 to 24.1% in the first six months of 1999, due to Pollo Tropical's other restaurant operating expenses being 16.9% of restaurant sales in the first six months of 1999. This caused a 1.3% decrease, as a percentage of sales, in total other restaurant operating expenses. This decrease was offset by the effect of lower sales volumes on fixed costs in the first six months of 1999 for our Burger King restaurants, particularly utility and occupancy costs. Other operating expenses, including advertising, increased to 25.7% of restaurant sales for our Burger King restaurants in the first six months of 1999.

Administrative expenses increased, as a percentage of sales, from 4.2% in the first six months of 1998 to 5.1% in the first six months of 1999. This increase is due to lower sales volumes in our Burger King restaurants in the first six months of 1999 and administrative functions acquired in the July 1998 acquisition of Pollo Tropical.

Earnings before interest, taxes, depreciation and amortization and non-cash extraordinary items ("EBITDA") was $23.7 million in the first six months of 1999 compared to $25.2 million in the first six months of 1998. As a percentage of total revenues, EBITDA decreased from 13.1% in the first six months of 1998 to 10.8% in the first six months of 1999 as a result of the factors discussed above.

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                OF OPERATIONS AND FINANCIAL CONDITION (continued)


Depreciation and amortization increased $2.6 million in the first six months of 1999 due primarily to the increase in property and equipment, goodwill and purchased intangibles from the purchase of Pollo Tropical in July 1998.

Interest expense was $11.3 million in the first six months of 1999 compared to $8.9 million in the first six months of 1998 and increased as a result of the higher average debt balances from the funding of the acquisition of Pollo Tropical in July 1998. This was offset somewhat by the favorable effect on average interest rates due to the Company's 1998 refinancing activities.

The income tax provision of $632,000 in the first six months of 1999 is based on an estimated effective income tax rate for 1999 of 58.6%. This rate is higher than the Federal statutory tax rate due to state franchise taxes and non-deductible amortization of franchise rights and other intangible assets.

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

The Company's operations in the first six months generated approximately $17.6 million in cash in 1999, compared with $20.1 million in 1998.

Capital expenditures represent a major investment of cash for the Company, and totaled, excluding acquisitions, $21.3 million in the first six months of 1999 and $11.8 million in the first six months of 1998. Capital expenditures in 1999 included $3.3 million for the purchase of the land and building for two Pollo Tropical restaurants that were previously leased. Capital expenditures included $0.5 million and $0.6 million for the acquisition of two Burger King restaurants in each of the six months ended June 30, 1999 and 1998, respectively.

The sale and leaseback of eight Burger King restaurant properties and five Pollo Tropical restaurant properties in June 1999 generated proceeds of $14.2 million which were used to reduce outstanding debt.

Under our senior credit facility, which was amended to increase our revolving credit facility by $5 million on May 17, 1999, Chase Bank of Texas, National Association, as agent, along with a syndicate of six other lenders, have provided a term loan facility of $50.0 million, of which $48.5 million is outstanding at

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                OF OPERATIONS AND FINANCIAL CONDITION (continued)


June 30, 1999 and a revolving credit facility under which we may borrow up to $105.0 million, $78.5 million of which is available at June 30, 1999 after reserving for a $1.2 million letter of credit guaranteed by the facility. At June 30, 1999, we had total indebtedness of $246.0 million comprised of $170.0 million of unsecured 9.5% senior subordinated notes, total borrowings under our senior credit facility of $73.8 million and other debt of $2.6 million.

In 1999, we anticipate capital expenditures of approximately $40 million, excluding the cost of any acquisitions that we may make. These amounts include approximately $12 million for construction of new Burger King restaurants, including real estate; $5 million for construction of new Pollo Tropical restaurants; and $12 million for ongoing reinvestment and remodeling of our existing restaurants. We are also in the process of upgrading our restaurant point-of-sale systems, our in-restaurant support systems and our corporate information systems. We have remaining commitments at June 30, 1999 to purchase approximately $6.6 million of restaurant point-of-sale systems.

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

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                OF OPERATIONS AND FINANCIAL CONDITION (continued)


corporate financial software applications all of which are designed and warranted to be Year 2000 compliant.

As of June 30, 1999, we had successfully implemented certain corporate financial applications including general ledger, accounts payable and asset management, salaried payroll and human resource processing and approximately one-third of our restaurant hourly payroll and human resources processing. The remaining corporate support systems to be implemented are the conversion of the remaining restaurant hourly payroll and human resources processing, expected to be completed in the fourth quarter of 1999, and completion of new sales and inventory accounting systems. The implementation of corporate financial software applications began in 1998 and is estimated to cost a total of $4.5 million, of which $.6 million remains to be expended in the second half of 1999. We believe that all of our computer systems will be Year 2000 compliant in the fourth quarter of 1999.

In addition to our internal efforts, we are also monitoring certain initiatives of Burger King Corporation ("BKC") as they evaluate Year 2000 readiness of food and equipment suppliers, utility companies and other key suppliers to the Burger King system. Although BKC has not made any representations or warranties with respect to such activities, they are providing us the results of third party validations of the readiness of existing equipment used in the restaurants, summarized responses from shared vendors and domestic contingency plans. We have also been closely monitoring the remediation progress of our major food supplier and working closely with it to successfully interface our ordering and delivery systems as transitions are made to Year 2000 compliant systems. At June 30, 1999, our major food supplier had completed the transition of all its distribution systems currently utilized by the Company.

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

            Exhibit No.
            ----------

            10.31 Supply Agreement between AmeriServe Food Distribution, Inc. and Carrols Corporation dated January 31, 1999.

            10.32 Amendment to Loan Agreement dated as of May 17, 1999 by and among Carrols Corporation, each of the Lenders party thereto, Manufacturers and Traders Trust Company, as Co-Agent, Nationsbank, N.A., as Co-Agent, Suntrust Bank, Atlanta, as Co-Agent and Chase Bank of Texas, National Association, as Agent.

            27                     Financial Data Schedule

         b. There were no reports on Form 8-K filed during the reported quarter.

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

                           CARROLS CORPORATION
                           968 James Street
                           Syracuse, New York 13203
                           (Registrant)


Date:  August 18, 1999     /s/__________________________________________________
                                             (Signature)
                           Alan Vituli
                           Chairman and Chief Executive Officer




Date:  August 18, 1999     /s/__________________________________________________
                                              (Signature)
                           Paul R. Flanders
                           Vice President - Finance (Principal Financial Officer
                           and Principal Accounting Officer)