Form 10-Q
period 1999-09-30
CARROLS CORP
filed 1999-11-17
CIK 17927

  ==========================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                                   FORM 10-Q


[X] Quarterly report pursuant to section 13 or 15 (d) of the Securities Exchange Act of 1934

         For the quarterly period ended September 30, 1999
                                                     or
[  ]     Transition report pursuant to section 13 or 15 (d) of the Securities
         Exchange Act of 1934


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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No____


Common stock, par value $1.00, outstanding at November 18, 1999:  10 shares


  ==========================================================================

PART 1 - FINANCIAL INFORMATION

                     CARROLS CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS


                                                                 September  30,         December 31,
ASSETS                                                                1999                 1998
- ------                                                           --------------         ------------
                                                                  (unaudited)
Current assets:
   Cash and cash equivalents                                      $ 1,089,000           $ 6,777,000
   Trade and other receivables                                        221,000             1,060,000
   Inventories                                                      3,563,000             3,431,000
   Prepaid real estate taxes                                        1,317,000               796,000
   Prepaid expenses and other current assets                        3,128,000             2,768,000
   Refundable income taxes                                          1,208,000             4,588,000
   Deferred income taxes                                            2,337,000             3,956,000
                                                                -------------         -------------

          Total current assets                                     12,863,000            23,376,000

Property and equipment, at cost less accumulated
   depreciation of  $88,723,000 and $77,451,000,
   respectively                                                   111,940,000           107,669,000

Franchise rights, at cost less accumulated
   amortization of $33,303,000 and $29,819,000,
   respectively                                                   100,651,000           106,041,000

Intangible assets, at cost less accumulated
   amortization of $11,004,000 and $9,630,000
   respectively                                                    70,153,000            69,167,000

Other assets                                                        9,990,000            10,367,000

Deferred income taxes                                               4,802,000             2,986,000
                                                                -------------         -------------

                                                                $ 310,399,000         $ 319,606,000
                                                                =============         =============


The accompanying notes are an integral part of these financial statements.

                     CARROLS CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED BALANCE SHEETS (continued)




                                                                                   September 30,              December 31,
LIABILITIES and STOCKHOLDER'S EQUITY                                                  1999                     1998
- ------------------------------------                                               -------------              ------------
                                                                                   (unaudited)
Current liabilities:
   Accounts payable                                                                   $ 15,367,000              $ 10,614,000
   Accrued interest                                                                      5,895,000                 2,012,000
   Accrued payroll, related taxes and benefits                                           7,117,000                 9,390,000
   Other liabilities                                                                     8,048,000                 9,431,000
   Current portion of long-term debt                                                     3,870,000                 3,200,000
   Current portion of capital lease obligations                                            238,000                   296,000
                                                                                     -------------              ------------

          Total current liabilities                                                     40,535,000                34,943,000

Long-term debt, net of current portion                                                 239,161,000               256,285,000
Capital lease obligations, net of current portion                                        1,545,000                 1,741,000
Deferred income - sale/leaseback of real estate                                          4,543,000                 4,274,000
Accrued postretirement benefits                                                          1,847,000                 1,708,000
Other liabilities                                                                        8,263,000                 6,657,000
                                                                                     -------------              ------------

          Total liabilities                                                            295,894,000               305,608,000

Stockholder's equity:
   Common stock, par value $1; authorized 1,000 shares,
    issued and outstanding - 10 shares                                                          10                        10
   Additional paid-in capital                                                           24,484,990                24,484,990
   Accumulated deficit                                                                 (9,980,000)              (10,487,000)
                                                                                     -------------              ------------
          Total stockholder's equity                                                    14,505,000                13,998,000
                                                                                     -------------              ------------

                                                                                      $310,399,000             $ 319,606,000
                                                                                     =============              ============


The accompanying notes are an integral part of these financial statements.

                     CARROLS CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                THREE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998



                                                                                        1999                       1998
                                                                                        ----                       ----
                                                                                     (13 Weeks)                 (13 Weeks)
                                                                                                  (unaudited)
Revenues:
   Restaurant sales                                                                   $ 115,129,000            $ 112,608,000
   Franchise fees and royalty revenues                                                      343,000                  161,000
                                                                                      -------------            -------------
          Total revenues                                                                115,472,000              112,769,000

Costs and expenses:
   Cost of sales                                                                         34,795,000               34,204,000
   Restaurant wages and related expenses                                                 33,354,000               32,259,000
   Other restaurant operating expenses                                                   22,781,000               21,982,000
   Advertising expense                                                                    5,201,000                5,049,000
   General and administrative                                                             5,714,000                5,297,000
   Depreciation and amortization                                                          5,935,000                5,334,000
                                                                                      -------------            -------------
          Total operating expenses                                                      107,780,000              104,125,000
                                                                                      -------------            -------------

Income from operations                                                                    7,692,000                8,644,000

   Refinancing expenses (Note 6)                                                                  -                1,639,000
   Interest expense                                                                       5,416,000                5,819,000
                                                                                      -------------            -------------

Income before income taxes                                                                2,276,000                1,186,000

   Provision for income taxes                                                             1,115,000                  527,000
                                                                                      -------------            -------------

Net income                                                                              $ 1,161,000                $ 659,000
                                                                                      =============            =============


The accompanying notes are an integral part of these financial statements.

                     CARROLS CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                 NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998


                                                                                            1999                 1998
                                                                                            ----                 ----
                                                                                         (39 Weeks)           (40 Weeks)
                                                                                                   (unaudited)
Revenues:
   Restaurant sales                                                                        $ 335,537,000       $ 305,866,000
   Franchise fees and royalty revenues                                                           832,000             161,000
                                                                                           -------------       -------------
        Total revenues                                                                       336,369,000         306,027,000

Costs and expenses:
   Cost of sales                                                                             101,814,000          89,829,000
   Restaurant wages and related expenses                                                      99,117,000          89,014,000
   Other restaurant operating expenses                                                        66,219,000          60,685,000
   Advertising expense                                                                        14,835,000          13,920,000
   General and administrative                                                                 17,010,000          13,364,000
   Depreciation and amortization                                                              17,473,000          14,294,000
                                                                                           -------------       -------------

        Total operating expenses                                                             316,468,000         281,106,000
                                                                                           -------------       -------------

Income from operations                                                                        19,901,000          24,921,000

   Refinancing expenses (Note 6)                                                                                   1,639,000
                                                                                                       -
   Interest expense                                                                           16,707,000          14,716,000
                                                                                           -------------       -------------

Income before income taxes and extraordinary loss                                              3,194,000           8,566,000

   Provision for income taxes                                                                  1,747,000           3,850,000
                                                                                           -------------       -------------

Income before extraordinary loss                                                               1,447,000           4,716,000

   Extraordinary loss on write-off of debt issue costs, net of taxes
     (Note 5)                                                                                    940,000                   -
                                                                                           -------------       -------------


Net income                                                                                    $  507,000         $ 4,716,000
                                                                                           =============       =============


The accompanying notes are an integral part of these financial statements.

                     CARROLS CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                 NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998


                                                                                              1999                 1998
                                                                                              ----                 ----
                                                                                           (39 Weeks)           (40 Weeks)
                                                                                                     (unaudited)
Cash flows from operating activities:
   Net income                                                                                 $  507,000          $4,716,000
   Adjustments to reconcile net income to cash provided
      by operating activities:
         Depreciation and amortization                                                        17,473,000          14,294,000
         Deferred income taxes                                                                 (197,000)           (445,000)
         Loss (gain) on sale of property and equipment                                           100,000           (119,000)
         Extraordinary loss on write-off of debt issue costs, net of tax                         940,000                   -
         Change in operating assets and liabilities                                           10,539,000           3,308,000
                                                                                           -------------       -------------

          Net cash provided by operating activities                                           29,362,000          21,754,000
                                                                                           -------------       -------------

Cash flows from investing activities:
   Capital expenditures:
      Purchase of Pollo Tropical, Inc., net of cash acquired                                           -        (94,632,000)
      New restaurant development                                                             (8,717,000)         (7,595,000)
      Remodels and other capital expenditures                                               (23,116,000)        (14,368,000)
      Acquisitions of restaurants                                                              (544,000)           (629,000)
   Proceeds from sales of property and equipment                                                 121,000           1,337,000
                                                                                           -------------       -------------

          Net cash used for investing activities                                            (32,256,000)       (115,887,000)
                                                                                           -------------       -------------

Cash flows from financing activities:
   Proceeds from long-term debt                                                                        -          83,800,000
   Principal payments on long-term debt                                                     (16,454,000)         (2,196,000)
   Financing costs associated with issuance of debt                                            (886,000)         (1,575,000)
   Principal payments on capital leases                                                        (254,000)           (364,000)
   Proceeds from sale-leaseback transactions                                                  14,800,000          18,536,000
   Dividends paid                                                                                      -         (3,878,000)
                                                                                           -------------       -------------

          Net cash (used for) provided by financing activities                               (2,794,000)          94,323,000
                                                                                           -------------       -------------

Increase (decrease) in cash and cash equivalents                                             (5,688,000)             190,000

Cash and cash equivalents, beginning of period                                                 6,777,000           2,252,000
                                                                                           -------------       -------------

Cash and cash equivalents, end of period                                                     $ 1,089,000         $ 2,442,000
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

         The Company uses a 52-53 week fiscal year ending on the Sunday closest to December 31. Fiscal 1998 contained 53 weeks and the Company has historically included the extra week in its second fiscal quarter.
         Accordingly, the nine months results of operations and cash flows ending September 30, 1999 and 1998 include 39 weeks and 40 weeks, respectively.

         The results of operations for the three and nine months ended September 30, 1999 and 1998 are not necessarily indicative of the results to be expected for the full year.

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


2.       Income Taxes
         ------------

         The income tax provision for the nine months ended September 30, 1999 and 1998 was comprised of the following:

                                                1999             1998
                                            -----------      -----------

            Current                         $ 1,944,000      $ 4,295,000
            Deferred                          (197,000)        (445,000)
                                            -----------      -----------
                                            $ 1,747,000      $ 3,850,000
                                            ===========      ===========

                     CARROLS CORPORATION AND SUBSIDIARIES
                        NOTES TO CONSOLIDATED CONDENSED
                       FINANCIAL STATEMENTS (continued)


         For 1999 and 1998 the difference between the expected tax provision resulting from application of the federal statutory income tax rate to pre-tax income and the reported income tax provision result principally from state taxes and non-deductible amortization of franchise rights and certain other intangibles.


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

                                            September 30,          December 31,
                                                1999                   1998
                                            -------------          ------------
         Balance Sheet:
            Current assets                    $ 2,021,000          $   910,000
            Non-current assets                 88,505,000           89,922,000
            Current liabilities                 5,965,000            7,401,000
            Non-current liabilities             1,829,000            1,845,000

                                                      Nine Months Ended
                                                        September 30,
                                                1999                   1998
                                            -------------          ------------
         Statement of Operations:
            Revenues                          $63,285,000          $16,802,000
            Operating expenses                 53,401,000           14,182,000
            Income from operations              9,884,000            2,620,000
            Net income                          4,079,000            1,070,000

                     CARROLS CORPORATION AND SUBSIDIARIES
                        NOTES TO CONSOLIDATED CONDENSED
                       FINANCIAL STATEMENTS (continued)


4.       Business Segment Information
         ----------------------------

         The Company is engaged in the quick-service restaurant industry, with two restaurant concepts: Burger King, operating as a franchisee, and Pollo Tropical, a Company owned concept which was acquired in July
         1998. The Company's Burger King restaurants are all located in the United States, primarily in the Northeast, Southeast and Midwest. Pollo Tropical is a regional quick-service restaurant chain featuring grilled marinated chicken and authentic "made from scratch" side dishes. Pollo Tropical's core markets are located in south and central Florida.

         Segment information for Burger King restaurants and Pollo Tropical for the nine months ended September 30, 1999 and 1998 is shown in the following table. The "Other" column includes corporate related items not allocated to reportable segments and for income from operations, principally corporate depreciation and amortization. Other identifiable assets consist primarily of franchise rights and intangible assets. Non-operating expenses, comprised of interest expense and the extraordinary loss, are corporate related items and therefore have not been allocated to the reportable segments.

                                                              Burger
                                                               King          Pollo
                                                            Restaurants     Tropical      Other       Consolidated
                                                            -----------     --------      -----       ------------
                                                                                    ($ in 000's)

         Nine Months Ended September 30, 1999:
         Revenues                                           $ 273,494        $62,875      $              $ 336,369
         Cost of sales                                         80,097         21,717                       101,814
         Restaurant wages and related
           expenses                                            84,924         14,193                        99,117
         Depreciation and amortization                          9,658          1,464         6,351          17,473
         Income from operations                                14,938         11,314       (6,351)          19,901
         Identifiable assets                                  192,198         22,772        95,429         310,399
         Capital expenditures, excluding
           acquisitions                                        22,001          7,914         1,918          31,833


                     CARROLS CORPORATION AND SUBSIDIARIES
                        NOTES TO CONSOLIDATED CONDENSED
                       FINANCIAL STATEMENTS (continued)


                                                             Burger
                                                              King         Pollo
                                                           Restaurants    Tropical        Other     Consolidated
                                                           -----------    --------        -----     ------------
                                                                                    ($ in 000's)
         Nine Months Ended September 30, 1998:
         Revenues                                           $ 289,393       $ 16,634                 $ 306,027
         Cost of sales                                         84,087          5,742                    89,829
         Restaurant wages and related
           expenses                                            85,284          3,730                    89,014
         Depreciation and amortization                          8,548            401         5,345      14,294
         Income from operations                                27,210          3,056        (5,345)     24,921
         Identifiable assets                                  203,175         26,326        90,105     319,606
         Capital expenditures, excluding
           acquisitions                                        19,344          1,990           629      21,963

5.       Extraordinary Loss
         ------------------

         On February 12, 1999, the Company entered into a new senior credit facility with Chase Bank of Texas, National Association, as agent and lender, and other lenders as parties thereto. In connection with this transaction, the Company recognized an extraordinary loss of $940,000, net of $885,000 in income taxes, in the first quarter of 1999. This loss represents the write-off of unamortized debt issue costs related to the previous senior credit facility.

6.       Loss on Refinancing Expenses
         ----------------------------

         The Company expensed all costs associated with its efforts to refinance its existing debt in the third quarter of 1998 as the timing of any future refinancing was uncertain at that time and efforts had ceased.


7.       Acquisition
         -----------

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

         The following proforma results of operations for the nine months ended September 30, 1998 assume this acquisition occurred as of the beginning of the period:


                  Revenues                            $344,114,000

                  Income from operations              $ 30,519,000

                  Net income                          $  5,441,000


The preceeding proforma financial information is not necessarily indicative of the operating results that would have occurred had the acquisition been consummated as of the beginning of the period, nor are they necessarily indicative of future operating results.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                     OF OPERATIONS AND FINANCIAL CONDITION


Overview
- --------

     As of September 30, 1999, we operated 345 Burger King restaurants located in 13 Northeastern, Midwestern and Southeastern states and owned and operated 42 Pollo Tropical restaurants in Florida. In addition, at September 30, 1999, we franchised 23 Pollo Tropical restaurants in Puerto Rico, Ecuador and Miami. In July 1998, the Company acquired Pollo Tropical, Inc. which owned and operated 36 restaurants. Since September 30, 1998, the Company has built five Pollo Tropical restaurants. Since September 30, 1998, the Company has built nine Burger King restaurants, acquired two Burger King restaurants and closed four under-performing Burger King restaurants. Comparable store sales data is for a comparable number of weeks for each period discussed.

     Certain statements included in this "Management's Discussion and Analysis of Results of Operations and Financial Condition" and elsewhere in this Quarterly Report on Form 10-Q which are not statements of historical fact are intended to be, and are hereby identified as, "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Without limiting the foregoing, the words "believe," "anticipate," "plan," "expect," "estimate," "intend," and other similar expressions are intended to identify forward-looking statements. The Company cautions readers that forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievement expressed or implied by such forward-looking statements. Such factors include, among others, the following: the success or failure of the Company in implementing its current business and operational strategies; availability, terms and access to capital and customary trade credit; general economic and business conditions, competition; changes in the Company's business strategy; failure by the Company or other entities with which it does business to achieve compliance; labor relations; the outcome of pending or yet-to-be instituted legal proceedings; labor and employee benefit costs; and availability and terms of necessary or desirable financing or refinancing.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
               OF OPERATIONS AND FINANCIAL CONDITION (continued)


Results of Operations
- ---------------------

Three Months Ended September 30, 1999 Compared to Three Months Ended September 30, 1998.

The following table sets forth, for the three months ended September 30, 1999 and 1998, selected operating results as a percentage of restaurant sales:

                                                           1999        1998
                                                           ----        ----
  Restaurant sales:
     Burger King restaurants                               82.1%       85.4%
     Pollo Tropical                                        17.9        14.6%
                                                          -----       -----
                                                          100.0       100.0
  Costs and expenses:
     Cost of sales                                         30.2        30.4
     Restaurant wages and related expenses                 29.0        28.6
     Other restaurant expenses including advertising       24.3        24.0
     General and administrative                             5.0         4.7
     Depreciation and amortization                          5.2         4.7
                                                          -----       -----

  Income from restaurant operations                         6.7%        7.7%
                                                          =====       =====

Restaurant Sales
- ----------------

Restaurant sales for the three months ended September 30, 1999, increased 2.2% to $115.1 million from $112.6 million in the third quarter of 1998. The increase in sales was primarily the result of a $4.1 million increase in Pollo Tropical sales, whose total restaurant sales were $20.6 million in the third quarter of 1999. This increase was due to a full quarter of Pollo Tropical sales being included in the third quarter of 1999 and due to the opening of five new Pollo Tropical restaurants in the past twelve months. Sales at our comparable Burger King restaurants (those units operating for the entirety of the compared periods) decreased 3.8% for the third quarter of 1999 as compared to an increase of 7.9% for the third quarter of 1998. This sales decrease was offset by the opening of nine new Burger King restaurants in the past twelve months.


Operating Costs and Expenses
- ----------------------------

Cost of sales (food and paper costs), as a percentage of restaurant sales, were 30.2% for the third quarter of 1999 compared to 30.4% for the third quarter of 1998. The decrease in the third quarter of 1999 was due to lower discounting of food, related to promotional activities at our Burger King restaurants. Cost of sales at our Burger King restaurants decreased from 29.6% in the third quarter of 1998 to 29.2%. This decrease was partially offset by the effect of Pollo Tropical's higher food and paper cost relationships on the increase in Pollo Tropical sales to total Company sales in the third quarter of 1999. Pollo Tropical's cost of sales were 35.1% for the third quarter of 1999 compared to 34.9% for the third quarter of 1998. This increase was due primarily to higher commodity costs for chicken.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
               OF OPERATIONS AND FINANCIAL CONDITION (continued)


Restaurant wages and related expenses increased, as a percentage of sales, during the third quarter to 29.0% in 1999 from 28.6% in 1998. This increase was due primarily to a 3.5% increase in our average hourly labor rate in the third quarter of 1999 at our Burger King restaurants and the effect of lower sales volumes on fixed labor costs. This increase was partially offset by the effect of Pollo Tropical's lower restaurant wages, as a percentage of sales, due to the increase in Pollo Tropical sales to total Company sales in the third quarter of 1999. Pollo Tropical's restaurant wages and related expenses were 23.1% and 22.7% of restaurant sales in the third quarter of 1999 and 1998, respectively. This increase was due primarily to an increase in average hourly labor rates. Burger King restaurant wages and related expenses increased from 29.7% in the third quarter of 1998 to 30.3% in the third quarter of 1999, due to the factors discussed above.

Other restaurant operating expenses, including advertising, increased from 24.0% of restaurant sales in the third quarter of 1998 to 24.3% in the third quarter of 1999 due to an increase in occupancy costs associated with the sale/leaseback of 18 Pollo Tropical restaurant properties in 1998 and 1999 and the effect of fixed costs, particularly occupancy costs, on lower sales volumes in the third quarter of 1999 at our Burger King restaurants.

Administrative expenses increased, as a percentage of sales, from 4.7% in the third quarter of 1998 to 5.0% in the third quarter of 1999. This increase is due to lower sales volumes at our Burger King restaurants in the third quarter of 1999.

Earnings before interest, taxes, depreciation and amortization and non-cash extraordinary items ("EBITDA") was $13.6 million in the third quarter of 1999 compared to $14.0 million in the third quarter of 1998. As a percentage of total revenues, EBITDA decreased from 12.4% in the third quarter of 1998 to 11.8% in the third quarter of 1999 as a result of the factors discussed above.

Depreciation and amortization increased $0.6 million in the third quarter of 1999 from the third quarter of 1998 due to the Company's capital expenditures of $44.2 million since the end of the third quarter of 1998.

Interest expense was $5.4 million in the third quarter of 1999 compared to $5.8 million in the third quarter of 1998 and decreased as a result of the favorable effect on average interest rates from the Company's 1998 refinancing activities.

The provision for income taxes in the third quarter of 1999 was derived on an estimated effective income tax rate for 1999 of 54.7%. This rate is higher than the Federal statutory tax rate due to state franchise taxes and non-deductible amortization of franchise rights and certain other intangible assets.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
               OF OPERATIONS AND FINANCIAL CONDITION (continued)


Nine Months Ended September 30, 1999 Compared to Nine Months Ended September 30, 1998

The following table sets forth, for the nine months ended September 30, 1999 and 1998, selected operating results as a percentage of restaurant sales:

                                                           1999         1998
                                                           ----         ----
  Restaurant sales:
     Burger King restaurants                               81.5%        94.6%
     Pollo Tropical                                        18.5          5.4
                                                          -----        -----
                                                          100.0        100.0
  Costs and expenses:
     Cost of sales                                         30.3         29.4
     Restaurant wages and related expenses                 29.5         29.1
     Other restaurant expenses including advertising       24.2         24.4
     General and administrative                             5.1          4.4
     Depreciation and amortization                          5.2          4.7
                                                          -----        -----

  Income from restaurant operations                         5.9%         8.1%
                                                          =====        =====

Restaurant Sales
- ----------------

Restaurant sales for the nine months ended September 30, 1999, increased 9.7% to $335.5 million from $305.9 million in the first nine months of 1998. The increase in sales was primarily the result of the acquisition of Pollo Tropical in July 1998, whose total restaurant sales were $62.0 million in the first nine months of 1999 compared to $16.5 million in the first nine months of 1998. Sales at our comparable Burger King restaurants (those units operating for the entirety of the compared periods) decreased 5.0% for the first nine months of 1999 as compared to an increase of 7.2% for the first nine months of 1998, using a comparable number of weeks in each period. The second quarter of 1998 contained an additional week which had $7.3 million in restaurant sales.


Operating Costs and Expenses
- ----------------------------

Cost of sales (food and paper costs), as a percentage of restaurant sales, were 30.3% for the first nine months of 1999 compared to 29.4% for the first nine months of 1998. The increase was due to the increase in Pollo Tropical sales to total Company sales in the first nine months of 1999 compared to 1998. Pollo Tropical's cost of sales were 35.0% for the first nine months of 1999 compared to 29.3% for our Burger King restaurants. This caused total cost of sales to increase by 1.0% . Cost of sales at our Burger King restaurants increased from 29.1% in 1998 and was primarily due to higher discounting of food related to increased promotional activities. In addition, the second quarter of 1998 included a cost rebate of approximately $815,000, linked to the adverse impact of a recall of beef in the third quarter of 1997.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
               OF OPERATIONS AND FINANCIAL CONDITION (continued)


Restaurant wages and related expenses increased, as a percentage of sales, during the first nine months to 29.5% in 1999 from 29.1% in 1998. This increase was due to the effect of lower sales volumes in the first nine months of 1999 on fixed labor costs and a 3.6% increase in our average hourly labor rate for the first nine months of 1999 at our Burger King restaurants. Collectively, these factors caused, as a percentage of total sales, a 1.3% increase in restaurant wages and related expenses. This increase was substantially offset by Pollo Tropical's lower restaurant wages, as a percentage of sales, due to Pollo's higher unit sales volumes and the increase in Pollo Tropical's sales to total Company sales in the first nine months of 1999 compared to 1998. Pollo Tropical's restaurant wages and related expenses were 22.6% of restaurant sales in the first nine months of 1999, and decreased total restaurant wages by 0.8% compared to the first nine months of 1998.

Other restaurant operating expenses, including advertising, decreased from 24.4% of restaurant sales in the first nine months of 1998 to 24.2% in the first nine months of 1999, due to Pollo Tropical's other restaurant operating expenses being 17.1% of restaurant sales in the first nine months of 1999. This caused an 0.8% decrease, as a percentage of sales, in total other restaurant operating expenses. This decrease was offset by the effect of lower sales volumes on fixed costs in the first nine months of 1999 for our Burger King restaurants, particularly utility and occupancy costs. Other operating expenses, including advertising, increased to 25.8% of restaurant sales for our Burger King restaurants in the first nine months of 1999 from 24.9% in 1998.

Administrative expenses increased, as a percentage of sales, from 4.4% in the first nine months of 1998 to 5.1% in the first nine months of 1999. This increase is due to lower sales volumes in our Burger King restaurants in the first nine months of 1999 and administrative functions acquired in the July 1998 acquisition of Pollo Tropical.

Earnings before interest, taxes, depreciation and amortization and non-cash extraordinary items ("EBITDA") was $37.4 million in the first nine months of 1999 compared to $39.2 million in the first nine months of 1998. As a percentage of total revenues, EBITDA decreased from 12.8% in the first nine months of 1998 to 11.1% in the first nine months of 1999 as a result of the factors discussed above.

Depreciation and amortization increased $3.2 million in the first nine months of 1999 due primarily to the increase in property and equipment, goodwill and purchased intangibles from the purchase of Pollo Tropical in July 1998 and capital expenditures of $44.2 million since the end of the third quarter of 1998.

Interest expense was $16.7 million in the first nine months of 1999 compared to $14.7 million in the first nine months of 1998 and increased as a result of the higher average debt balances from the funding of the acquisition of Pollo Tropical in July 1998. This was offset somewhat by the favorable effect on average interest rates due to the Company's 1998 refinancing activities.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
               OF OPERATIONS AND FINANCIAL CONDITION (continued)


The income tax provision of $1,747,000 for the first nine months of 1999 is based on an estimated effective income tax rate for 1999 of 54.7%. This rate is higher than the Federal statutory tax rate due to state franchise taxes and non-deductible amortization of franchise rights and certain other intangible assets.


Liquidity and Capital Resources
- -------------------------------

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

The Company's operations in the first nine months generated approximately $29.4 million in cash in 1999, compared with $21.8 million in 1998.

Capital expenditures represent a major investment of cash for the Company, and totaled, excluding acquisitions, $31.8 million in the first nine months of 1999 and $22.0 million in the first nine months of 1998. Capital expenditures in 1999 included $3.3 million for the purchase of the land and building for two Pollo Tropical restaurants that were previously leased. Capital expenditures included $0.5 million and $0.6 million for the acquisition of two Burger King restaurants in each of the nine months ended September 30, 1999 and 1998, respectively.

The sale and leaseback of eight Burger King restaurant properties and five Pollo Tropical restaurant properties in June 1999 generated proceeds of $14.8 million which were used to reduce outstanding debt.

Under our senior credit facility, which was amended on May 17, 1999 to increase our revolving credit facility by $5 million, Chase Bank of Texas, National Association, as agent, along with a syndicate of six other lenders, have provided a term loan facility of $50.0 million, of which $47.8 million is outstanding at September 30, 1999 and a revolving credit facility under which we may borrow up to $105.0 million, $79.2 million of which is available at September 30, 1999 after reserving for a $1.2 million letter of credit guaranteed by the facility. At September 30, 1999, we had total indebtedness of $244.8 million comprised of $170.0 million of unsecured 9.5% senior subordinated notes, total borrowings under our senior credit facility of $72.4 million and other debt of $2.5 million.

In 1999, we anticipate total capital expenditures to approximate $42 million, excluding the cost of any acquisitions. This amount includes approximately $9.5 million for construction of new Burger King restaurants, including real estate; $5 million for construction of new Pollo Tropical restaurants; and $16 million for ongoing reinvestment and remodeling of our existing restaurants. We are also in the process

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
               OF OPERATIONS AND FINANCIAL CONDITION (continued)

of upgrading our restaurant point-of-sale systems, our in-restaurant support systems and our corporate information systems. We have remaining commitments at September 30, 1999 to purchase approximately $3.2 million of restaurant point-of-sale systems.

Interest payments under our outstanding indebtedness will represent significant liquidity requirements for us. We believe cash generated from our operations and availability under our senior credit facility will provide sufficient cash availability to cover our working capital needs, capital expenditures, planned development and debt service requirements for the next 12 months.


Inflation
- ---------

The inflationary factors which have historically affected our results of operations include increases in food and paper costs, labor and other operating expenses. Wages paid in our restaurants are impacted by changes in the Federal or state minimum hourly wage rates. Accordingly, changes in the Federal or state minimum hourly wage rate directly affect our labor cost. We and the restaurant industry typically attempt to offset the effect of inflation, at least in part, through periodic menu price increases and various cost reduction programs. However, no assurance can be given that we will be able to offset such inflationary cost increases in the future.


Year 2000
- ---------

We recognize the need to ensure our operations will not be adversely impacted by Year 2000 software failures. We have addressed this risk to the availability and integrity of financial systems and the reliability of operating systems. We are currently installing new point-of-sale (POS) systems in our restaurants, and have completed installation of these systems in approximately 100 restaurants thus far including all restaurants that had Year 2000 non-compliant Systems.

We have substantially completed our implementation of new corporate financial and decision support applications including general ledger, accounts payable, asset management, payroll and human resource systems. The remaining corporate support systems to be implemented include implementation of new sales and inventory accounting systems which will be completed in the fourth quarter of 1999. The implementation of corporate financial software applications began in 1998 and is estimated to cost, $4.7 million, of which $.5 million remains to be expended in the fourth quarter of 1999. We believe that all of our computer systems will be Year 2000 compliant in the fourth quarter of 1999.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
               OF OPERATIONS AND FINANCIAL CONDITION (continued)


In addition to our internal efforts, we are also monitoring certain initiatives of Burger King Corporation ("BKC") as they evaluate Year 2000 readiness of food and equipment suppliers, utility companies and other key suppliers to the Burger King system. Although BKC has not made any representations or warranties with respect to such activities, they are providing us the results of third party validations of the readiness of existing equipment used in the restaurants, summarized responses from shared vendors and domestic contingency plans. We have also been closely monitoring the remediation progress of our major food supplier and working closely with it to successfully interface our ordering and delivery systems as transitions are made to new systems.

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

PART II - OTHER INFORMATION


Item 1.   Legal Proceedings

          On November 16, 1998, the Equal Employment Opportunity Commission ("EEOC") filed suit in the United States District Court for the Northern District of New York, under Title VII of the Civil Rights Act of 1964, as amended, against the Company, on behalf of "Wendy McFarlan and other similarly situated individuals affected by sexual harassment by Carrols Corporation".

          The case is in the early phase of discovery, written discovery is required to be completed by February 21, 2000, at which time the parties may file motions for summary judgment. The Company is currently considering filing such a motion at the close of written discovery. The Company intends to contest the case vigorously and believes it is without merit. It is too early to make an evaluation of the likelihood of an unfavorable outcome and/or an estimate of the amount or range of potential loss.

Item 2.   Changes in Securities

          None

Item 3.   Default Upon Senior Securities

          None

Item 4.   Submission of Matters to a Vote of Security Holders

          None

Item 5.   Other Information

          None

Item 6.   Exhibits and Reports on Form 8K

          a.   The following exhibits are filed as part of this report.

               Exhibit No.
               -----------


               3.1 Certificate of Amendment to the Restated Certificate of Incorporation of Carrols Holdings Corporation.

               10.1 Carrols Holdings Corporation 1998 Pollo Tropical Long-Term
                    Incentive Plan.

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

                                        CARROLS CORPORATION
                                        968 James Street
                                        Syracuse, New York 13203
                                        (Registrant)


Date: November 17, 1999                 /s/ Alan Vituli
                                        ----------------------------------------
                                                       (Signature)
                                        Alan Vituli
                                        Chairman and Chief Executive Officer



Date: November 17, 1999                 /s/ Paul R. Flanders
                                        ----------------------------------------
                                                       (Signature)
                                        Paul R. Flanders
                                        Vice President - Finance (Principal
                                        Financial Officer and Principal
                                        Accounting Officer)