Form 10-K405
period 2000-01-02
CARROLS CORP
filed 2000-03-31
CIK 17927

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-K

               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                     For Fiscal Year Ended January 2, 2000

                       Commission File Number: 333-71593

                               ----------------

                              CARROLS CORPORATION
            (Exact name of Registrant as specified in its charter)

               Delaware                              16-0958146
    (State or other jurisdiction of               (I.R.S. Employer
    incorporation or organization)               Identification No.)

  968 James Street Syracuse, New York                   13203
    (Address of principal executive                  (Zip Code)
                office)

      Registrant's telephone number, including area code: (315) 424-0513

       Securities registered pursuant to Section 12(b) of the Act: None

          Securities registered pursuant to Section 12(g) of the Act:

                   9 1/2% SENIOR SUBORDINATED NOTES DUE 2008

  Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

  The aggregate market value of the voting stock held by non-affiliates of the
Registrant: No voting stock is held by non-affiliates.

  The number of shares outstanding of each of the Registrant's classes of common stock, as of March 24, 2000: 10.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

  The Company uses a 52-53 week fiscal year ending on the Sunday closest to December 31. All references herein to the fiscal years ended December 28, 1997, January 3, 1999 and January 2, 2000 will hereinafter be referred to as the fiscal years ended December 31, 1997, 1998 and 1999, respectively.

                                    PART I

  This 1999 Annual Report on Form 10-K contains statements which constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Those statements include statements regarding the intent, belief or current expectations of the Registrant and its management team. Investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements. Such risks and uncertainties include, among other things, competitive conditions, economic and regulatory factors, general economic conditions, fluctuations in commodity prices, availability of restaurant supply and distribution of product, liquidity of major distributors, labor costs, the ability of the Registrant to manage its growth and successfully implement its business strategy and other risks and uncertainties that are discussed herein.

Item 1. Business

Overview

 Who We Are

  We are an operator of quick-service restaurants. We are one of the largest Burger King(R) franchisees in the world and have operated Burger King restaurants since 1976 and Pollo Tropical restaurants since July 1998. As of December 31, 1999, we operated 352 Burger King restaurants located in 13 Northeastern, Midwestern and Southeastern states. We also own and operate the Pollo Tropical(R) restaurant chain which at December 31, 1999 included 45 company owned restaurants in Florida and 23 franchised restaurants primarily located in Puerto Rico. Over the last five years, we expanded our operations through the acquisition and construction of restaurants while also enhancing the quality of operations and the competitive position and financial performance of our existing restaurants.

  As a result of our growth strategy, we increased the total number of Burger King restaurants we operate by over 60% from 1995 to 1999. In July 1998, we completed our purchase of Pollo Tropical for a cash purchase price of approximately $95 million. Pollo Tropical is a regional quick-service restaurant chain featuring grilled marinated chicken and authentic "made from scratch" side dishes. From fiscal 1995 to fiscal 1999, we grew our annual revenues from $226.3 million to $456.5 million. See Note 6 "Summarized Financial Information of Certain Subsidiaries" in Item 14.

 The Burger King System

  Burger King is the second largest quick-service hamburger restaurant chain in the world, with approximately 10,900 restaurants located throughout the U.S. and in 57 foreign countries. In fiscal 1999, BKC reported worldwide sales of approximately $10.9 billion including $8.2 billion from its restaurants in the U.S. Burger King restaurants are quick-service restaurants of distinctive design which feature flame-broiled hamburgers and serve several widely known, trademarked products, the most popular being the WHOPPER(R) sandwich. Burger King restaurants are generally located in high traffic areas throughout the U.S. We believe that the primary competitive advantages of Burger King restaurants are:

  . convenience of location;
  . speed of service;
  . quality; and
  . price.

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

  Pollo Tropical opened its first company-owned restaurant in 1988 in Miami and its first international franchised restaurant in 1995 in Puerto Rico. As of December 31, 1999, we owned and operated 45 Pollo Tropical restaurants, all located in south and central Florida, and we franchise 22 Pollo Tropical restaurants located in Puerto Rico and Ecuador and one in Miami. For the fiscal year ended December 31, 1999, Pollo Tropical's average restaurant has sales of approximately $2 million, which we believe is among the highest in the quick-service restaurant industry.

  Our acquisition of Pollo Tropical has allowed us to:

  . broaden our opportunities to build additional restaurants;
  . expand our geographic presence;
  . diversify our revenue base;
  . increase our cash flow; and
  . enhance our operating margins.

 The Industry

  The quick-service restaurant industry, which includes hamburgers, pizza, chicken, various types of sandwiches and Mexican and other ethnic foods, has experienced consistent growth. The National Restaurant Association estimates that sales at quick-service restaurants will reach approximately $114.7 billion in 2000, compared with approximately $61.4 billion in 1988.

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

Competitive Strengths

  We attribute our success in the quick-service restaurant industry to the following competitive strengths:

  One of the Largest Burger King Franchisees. We are one of the largest Burger King franchisees in the world. We believe that our leadership position, together with our experienced management team, effective management information systems, an extensive infrastructure and a proven track record for integrating acquisitions and new restaurants, provide us with attractive opportunities to build and acquire additional restaurants. In addition, we believe that these factors enable us to enhance restaurant margins and overall performance and allow us to operate more efficiently than other Burger King franchisees.

  Strong Brand Names. Since the formation of BKC in 1954, the Burger King brand has become one of the most recognized brands in the restaurant industry. BKC spends between 4% and 5% of total system sales on advertising per year (approximately $470 million in 1998 and approximately $1.8 billion over the past five years). The strong Burger King brand, coupled with the quality and value of the food and convenience of its restaurants, has provided the Burger King system with consistent growth.

  Pollo Tropical provides us with one of the most recognized quick-service restaurant brands in Pollo Tropical's core markets of south and central Florida. We believe that the following factors have led to the success of the Pollo Tropical concept:

  . strong brand awareness in Pollo Tropical's markets;
  . high frequency of visits and loyalty among our Hispanic customers; and . positioning of our menu to capitalize on the growing consumer preference for both healthier and ethnic foods.

  Stable Cash Flows. We believe that the stability of our operating cash flow is due to the proven success of our Burger King and Pollo Tropical restaurant concepts and our consistent focus on restaurant operations. During the past five years, our restaurant level EBITDA (EBITDA before general and administrative expenses) margins for our Burger King restaurants ranged between 14.5% and 18.2% and averaged 16.2%. In addition, over the same period, restaurant level EBITDA margins for Pollo Tropical restaurants has ranged between 19.4% and 25.8% and averaged 23.7%. Aggregate cash flow from operations has increased from $16.7 million in 1995 to $38.2 million in 1999 and has averaged $22.5 million over this five year period. We believe that the strength of our cash flow provides us with liquidity to pursue our growth strategy.

  Diversified Locations and Restaurant Concepts. Over the past five years, we have increased the number of Burger King restaurants we own by over 60% and we have increased our geographic presence from nine states to 13 states. Our acquisition of Pollo Tropical further expanded our geographic presence through the location of Pollo Tropical restaurants in Florida, the Caribbean and Central and South America. We believe that this geographic expansion and continual growth in restaurants enables us to capitalize on a region that has a rapidly growing population and to further reduce our dependence on the economic performance of any one particular region or restaurant concept.

  Experienced Management Team with a Significant Equity Stake. Our senior management team, headed by Chairman and Chief Executive Officer Alan Vituli and President and Chief Operating Officer Daniel T. Accordino, has a long and successful history of developing, acquiring and operating quick-service restaurants. Under their leadership and direction, we have become one of the world's largest Burger King franchisees. Mr. Accordino leads a team of five regional operating directors who have an average of 25 years of restaurant industry experience and 47 district managers who have an average of 17 years of restaurant management experience in the Burger King system. In addition, Nicholas A. Castaldo, President and Chief Operating Officer of our Pollo Tropical Division has over 19 years in the restaurant industry. Our management owns (on a fully diluted basis) approximately 12% of the voting common stock of Carrols Holdings, which owns 100% of our stock. Our regional and district managers also hold options to acquire equity in Carrols Holdings.

Business Strategy

  Our business strategy is to continue to increase revenues and cash flow through the construction of new restaurants, acquisitions, franchising and increasing operating efficiencies. Based on our historical performance, we believe that our business strategy represents a low-risk growth plan. Our strategy is based on the following components:

  Leverage Brand Names. We realize significant benefits as a Burger King franchisee and the owner of the Pollo Tropical restaurant business. These benefits are the result of the following:

  . widespread recognition of the Burger King brand;
  . the size and penetration of BKC's advertising;
  . BKC's management of the Burger King brand, including new product development; and
  . strong recognition of the Pollo Tropical brand in its core markets.

We believe that the Burger King and Pollo Tropical brands provide opportunities to expand our operations both within and outside our existing geographic markets.

  Develop Additional Restaurants in Existing Markets. We believe that our existing markets will continue to provide opportunities for the development of new restaurants. We look to develop restaurants in those of our markets that we believe are underpenetrated and where the demographic characteristics are favorable for the development of new restaurants. Our own staff of real estate and construction professionals conduct our new restaurant development. Before developing a new restaurant, we conduct an extensive site selection and evaluation process which includes in-depth demographic, market and financial analysis. By selectively increasing the number of restaurants we operate in a particular market, we can effectively leverage our management, corporate infrastructure and local marketing while increasing brand awareness.

  Selectively Acquire Burger King Restaurants. The Burger King system is highly fragmented in the U.S., with approximately 7,700 Burger King restaurants being operated by approximately 1,600 franchisees. We expect to continue to be a buyer of Burger King restaurants and we believe that opportunities for selective acquisitions will continue in both existing and new geographic markets as smaller franchisees seek liquidity through the sale of their restaurants. As one of the largest Burger King franchisees with a demonstrated ability to effectively integrate acquisitions, we believe that we are better positioned to capitalize on potential acquisitions than many other Burger King franchisees. We believe that by acquiring additional Burger King restaurants, we can achieve operating efficiencies from our ability to improve controls over restaurant food costs, more efficiently utilize labor, and achieve economies of scale by leveraging our corporate infrastructure.

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

  Consistently Provide Superior Customer Satisfaction. Our operations are focused on achieving a high level of customer satisfaction through quick, accurate and high-quality customer service. We and BKC have uniform operating standards and specifications relating to the following:

  . quality;
  . preparation and selection of menu items;
  . maintenance and cleanliness; and
  . employee conduct.

We closely supervise the operation of all of our restaurants to help ensure that standards and policies are followed and that product quality, customer service and cleanliness of the restaurants are maintained at high levels.

Overview of Restaurant Concepts

 Burger King Restaurants

  "Have It Your Way"(R) service, flame-broiling, generous portions and competitive prices characterize the Burger King system marketing strategy. Burger King restaurants feature flame-broiled hamburgers, the most popular of which is the WHOPPER(R) sandwich. The WHOPPER is a large, flame-broiled hamburger on a toasted bun garnished with a combination of mayonnaise, lettuce, onions, pickles and tomatoes. The basic menu of all Burger King restaurants consists of hamburgers, cheeseburgers, chicken and fish sandwiches, breakfast items, french fried potatoes, salads, shakes, desserts, soft drinks, milk and coffee. In addition, promotional menu items are introduced periodically for limited periods. BKC continually seeks to develop new products as it endeavors to enhance the menu and service of Burger King restaurants.

  Our Burger King restaurants are typically open seven days per week with minimum operating hours from 6:00 AM to 11:00 PM. Burger King restaurants are quick-service restaurants of distinctive design and are generally located in high-traffic areas throughout the U.S. We believe that the primary competitive advantages of Burger King restaurants are:

  . convenience of location;
  . quality;
  . price; and
  . speed of service.

Burger King restaurants appeal to a broad spectrum of consumers, with multiple day-part meal segments that appeal to different groups of consumers.

  Our Burger King restaurants consist of one of several building types with various seating capacities. BKC's traditional restaurant contains approximately 2,800 to 3,200 square feet with seating capacity for 90 to 100 customers, has drive-thru service windows, and has adjacent parking areas. At December 31, 1999, 334 of our 352 Burger King restaurants were free-standing.

 Pollo Tropical Restaurants

  Pollo Tropical restaurants combine high quality, distinctive taste and an inviting tropical setting with the convenience and value pricing of quick-service restaurants. Pollo Tropical restaurants offer a unique selection of food items reflecting tropical and Caribbean influences and feature grilled fresh chicken marinated in a proprietary blend of tropical fruit juices and spices. Chicken is grilled in view of customers on large, custom, open-flame grills. Pollo Tropical broadened its selection in 1996 by adding "island" pork to the menu, and in 1997 by adding a line of "TropiChops(R)," a bowl containing rice, black beans, chicken or pork and other ingredients at an attractive price point to the menu. In 1998, grilled shrimp was added to the menu. We also feature an array of distinctive and popular side dishes, including black beans and rice, yucatan fries and sweet plantains, as well as more traditional fare such as french fries, corn, and tossed and caesar salads. We also offer freshly prepared tropical desserts, such as flan and tres leches.

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

Restaurant Economics

 Burger King Restaurants

  For fiscal 1999, our Burger King restaurants generated average sales of approximately $1,082,000 and average restaurant level EBITDA of $157,000. Drive-thru sales contributed 56.3% of restaurant sales. In all but 18 locations, which are primarily in malls, our Burger King restaurants have a drive-thru window. Percentages of total sales by day part are as follows:

     Breakfast........................................................     14.7%
     Lunch............................................................     33.3%
     Dinner...........................................................     26.9%
     Late Afternoon & Late Night...................................... Remainder

The average sales transaction was $3.88 in 1999.

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

 Pollo Tropical Restaurants

  For fiscal 1999, our Pollo Tropical restaurants generated average sales of approximately $1,952,000 and average restaurant level EBITDA of $470,000. Pollo Tropical restaurant sales are well balanced by method of service and by day part. For 1999, drive-thru sales contributed 36.6% of restaurant sales and take-out sales accounted for 23.2% of total sales. Percentages of total sales by day part are as follows:

     Lunch................................................................ 46.8%
     Dinner............................................................... 53.2%

The average sales transaction was $7.70 in 1999.

  The cost of equipment, seating signage and other interior costs of a standard new Pollo Tropical restaurant is approximately $240,000 (excluding the cost of the land, building, and site improvements). The cost of land generally ranges from $450,000 to $700,000. The cost of building and site improvements generally ranges from $550,000 to $650,000. We typically lease the real estate associated with our Pollo Tropical restaurants.

Restaurant Locations

 Burger King

  The following table sets forth the locations of the 352 Burger King restaurants in our system at December 31, 1999.

                                                                        Total
     State                                                           Restaurants
     -----                                                           -----------
     Connecticut....................................................       1
     Indiana........................................................       5
     Kentucky.......................................................      10
     Maine..........................................................       4
     Massachusetts..................................................       2
     Michigan.......................................................      26
     New Jersey.....................................................       2
     New York.......................................................     155
     North Carolina.................................................      38
     Ohio...........................................................      73
     Pennsylvania...................................................      13
     South Carolina.................................................      22
     Vermont........................................................       1
                                                                         ---
       Total........................................................     352
                                                                         ===

 Pollo Tropical

  As of December 31, 1999, we owned and operated 45 Pollo Tropical restaurants, all located in Florida. In addition, of our 23 franchised Pollo Tropical restaurants, 19 are located in Puerto Rico, 3 are located in Ecuador and one is in Miami.

Operations

 Management Structure

  We conduct substantially all of our executive management, finance, marketing and operations support functions from either our corporate headquarters in Syracuse, New York or our Pollo Tropical headquarters in Miami, Florida. With respect to our Burger King operations, we currently have five regional directors with an average of 25 years of restaurant industry experience, three of whom are vice presidents. Each of our regional directors are responsible for the operations of our Burger King restaurants in their assigned region. Four of our regional directors have been employed by us for over 20 years. Forty-seven district supervisors who have an average of 17 years of restaurant management experience in the Burger King system support the regional directors. Each district supervisor is responsible for the direct oversight of the day-to-day operations of an average of seven restaurants. The management structure for Pollo Tropical consists of a Director of Operations who is supported by 5 District Supervisors. Typically, district supervisors have previously served as restaurant managers at one of our restaurants. Both regional directors and district supervisors are compensated with a fixed salary plus an incentive bonus based upon the performance of the restaurants under their supervision. Typically, our restaurants are staffed with hourly employees who are supervised by a salaried manager and two or three salaried assistant managers.

 Training

  We maintain a comprehensive training and development program for all of our personnel and provide both classroom and in-restaurant training for our salaried and hourly personnel. This program emphasizes system-wide operating procedures, food preparation methods and customer service standards for each of the concepts. In addition, BKC's training and development programs are also available to us.

 Management Information Systems

  We believe that our management information systems, which are more sophisticated than those typically utilized by smaller Burger King franchisees and other small quick-service restaurant operators, provide us with the ability to more efficiently manage our restaurants and to ensure consistent application of operating controls throughout the chain. We also believe that our size affords us the ability to maintain an in-house staff of information and restaurant systems professionals dedicated to continuously enhancing our existing systems. These capabilities also allow us to quickly integrate newly acquired restaurants and to leverage our investments in information technology over a large base of restaurants.

  Our Burger King restaurants employ state-of-the-art, touch-screen point-of-sale (POS) systems from Micros Systems, Inc. that are designed to facilitate accuracy and speed of order-taking. These systems are user-friendly, require limited cashier training and improve speed-of-service and order accuracy through the use of conversational order-taking techniques. The POS systems are integrated with PC-based applications at the restaurant that are designed to facilitate financial and management control of our restaurant operations.

  Our systems provide daily tracking and reporting of traffic counts, menu item sales, labor and food data, and other key operating information for each restaurant. We have the ability to electronically communicate with our Burger King restaurants on a daily basis enabling us to collect this information for use in our corporate application and decision support systems. Our headquarters house a client/server based PeopleSoft ERP system that centrally supports all of our corporate accounting, information and reporting systems. We also operate a 24-hour, 7-day help desk at our headquarters enabling us to provide systems and operational support to our restaurant operations as required. Among other things, our systems provide us with the ability to:

  . monitor labor utilization and sales trends on a real-time basis at each restaurant enabling the store manager to effectively manage to corporate established labor standards on a timely basis;
  . minimize shrinkage using restaurant-level inventory management and centralized standard costing systems;
  . analyze sales and product mix data to help restaurant management personnel forecast production levels;
  . systematically communicate payroll transactions and human resource data to our corporate office for efficient centralized management of labor costing and payroll processing;
  . employ centralized control over price, menu and inventory management activities at the restaurant utilizing the remote access capabilities of our systems;
  . take advantage of electronic commerce including our ability to place orders with suppliers and to integrate detailed invoice, receiving and product data with our inventory and accounting systems; and,
  . provide analyses, reporting and tools to enable all levels of management to review a wide-range of financial and operating data.

  Information from our systems is available daily to the restaurant manager, who is expected to react quickly to trends or situations in his or her restaurant. Our district supervisors also receive daily information for all restaurants under their control and have access to key operating data on a remote basis using laptop computers. Each management level, from the restaurant manager through senior management, monitors key restaurant performance indicators.

  The Micros POS systems are currently implemented in over 60% of our Burger Kings, with the remainder scheduled to be installed by the end of our 2000 second quarter. The balance of POS systems being replaced are also integrated with our restaurant-level application systems and with our corporate office.

  Our Pollo Tropical restaurants utilize in-store computerized point-of-sale systems to control cash, collect customer and sales statistics, and to track labor and other restaurant data. We believe that we have the ability to continue improving the operating efficiencies of the Pollo Tropical restaurants as we deploy systems and technology with capabilities similar to those in our Burger King restaurants. Since our acquisition of Pollo Tropical in 1998, we have begun to establish the foundation for these systems by installing new versions of POS software, implementing recipe files to capture inventory costing data, and by the initial introduction of PC-based applications for the restaurant managers.

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

Burger King Franchise Agreements

  Each of our Burger King restaurants operates under a separate franchise agreement. Our franchise agreements with BKC require, among other things, that all restaurants be of standardized design and be operated in a prescribed manner, including utilization of the standard Burger King menu. Our franchise agreements with BKC generally provide for an initial term of 20 years and currently have an initial fee of $40,000 and is increasing to $50,000 on July 1, 2000. BKC may grant a successor franchise agreement (renewal) for an additional 20-year term, provided the restaurant meets the then current BKC operating standards. Our franchise agreements with BKC are non-cancelable except for failure to abide by their terms. We are not in default under our current franchise agreement with BKC. The successor BKC franchise agreement fee is currently $40,000 and is increasing to $50,000 on July 1, 2000.

  In order to obtain a successor franchise agreement with BKC, a franchisee is typically required to make capital improvements to the Burger King restaurant to bring the Burger King restaurant up to BKC's then-current design standards. The required capital improvements will vary widely depending upon the magnitude of the required changes and the degree to which we have made interim changes to the restaurant. Our average remodeling cost, for the 95 restaurants we have remodeled in the past three years, was approximately $230,000. We have 12 franchise agreements expiring in 2000, nine franchise agreements expiring in 2001 and 12 franchise agreements expiring in 2002.

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

  Our franchise agreements with BKC do not give us exclusive rights to operate a Burger King restaurant in any defined territory. We believe that BKC generally seeks to ensure that newly granted franchises do not materially adversely affect the operations of existing Burger King restaurants. There is no assurance that a franchise given by BKC to a third party will not adversely effect any single Burger King restaurant that we operate.

  We are required to obtain BKC's consent before we acquire or develop new Burger King restaurants. BKC also has the right of first refusal to purchase any Burger King restaurant which is the subject of a contract of sale. BKC has granted its approval to all of our historic acquisitions of Burger King restaurants, except for two instances when it exercised its right of first refusal.

 Fee Changes and Early Successor Program

  Beginning July 1, 2000, BKC will increase its royalty and franchise fees for most new restaurants. At that time, the franchise fee for new restaurants will increase from $40,000 to $50,000 for a 20-year agreement and the royalty rate will increase from 3 1/2% of sales to 4 1/2% of sales, after a transitional period. For franchise agreements entered into during the transitional period, the royalty rate will be 4% of sales for the first 10 years and 4 1/2% of sales for the balance of the term.

  For new restaurants, the transitional period will be from July 1, 2000 through June 30, 2003. As of July 1, 2003, the royalty rate will become 4 1/2% of sales for the full term of new restaurant franchise agreements. For renewals of existing franchise agreements, the transitional period will be from July 1, 2000 through June 30, 2001. As of July 1, 2001, existing restaurants that renew their franchise agreements will pay a royalty of 4 1/2% of sales for the full term of the renewed agreement. The advertising contribution will remain at 4% of sales. The royalty rates under existing franchise agreements are not affected by these changes until the time of renewal.

  BKC is also offering a voluntary program to incent franchisees to accelerate the renewal of their franchise agreements. Franchisees that elect to participate in the Early Successor Incentive Program will be required to make capital improvements in the restaurants to bring them up to BKC's current design image. Franchise agreements entered into under this program will have special provisions regarding the royalty rates including a reduction in the royalty for a period of time.

  For commitments made prior to June 30, 2000 to renew franchise agreements under BKC's Fiscal 2000 early successor program, the renewal franchise fee will remain at $40,000. The royalty rate will remain at 3 1/2% through March 31, 2002, at which time it will then be reduced to 2 3/4% for the following five-year period. The royalty rate reverts back to 3 1/2% effective April 1, 2007 for the remainder of any of the initial franchise term, and then increases to 4 1/2% for the balance of the new agreement. The renewal franchise fees under this program must be paid by June 30, 2000 (less credits for the unexpired term of the existing franchise agreement) and the capital improvements required in conjunction with the successor franchise renewal under this program must be completed by December 31, 2001.

  For commitments made between July 1, 2000 and June 30, 2001 to renew franchise agreements under BKC's Fiscal 2001 early successor program, the renewal franchise fee will increase to $50,000. The royalty rate will remain at 3 1/2% through September 30, 2002, at which time it will be reduced to 3% for a three-year period. The royalty rate reverts back to 3 1/2% effective October 1, 2005 for the remainder of any of the initial franchise term, and then increases to 4 1/2% for the balance of the new agreement. The capital improvements required in conjunction with the successor franchise renewal under this program must be completed by June 30, 2002.

  After evaluating the applicable royalty reductions and the acceleration of the required capital improvements, we have elected to renew approximately 60 franchise agreements under BKC's fiscal 2000 early successor program. The capital investments and franchise fees related to these renewals are estimated to be approximately $13 to $14 million which will be invested in 2000 and 2001.

 Transformation Initiatives

  BKC has initiatives underway to encourage and facilitate franchisees' investment in certain upgrades to their restaurants. These transformation initiatives include the installation of new signage with the new Burger King logos, and where necessary, expenditures for painting, parking lot maintenance and landscaping. In addition, BKC is in the process of approving a drive-thru equipment package. BKC is also evaluating potential changes to the kitchen including a new flexible broiler capable of cooking at different speeds and temperatures facilitating the preparation of a wider variety of menu items. By an amendment to our franchise agreement, we have committed:

  . to install the new signage in substantially all of our restaurants by
    December 31, 2001;
  . to "spruce up" our restaurants to the extent necessary including painting, parking lot sealing/striping, and landscaping by September 30, 2000;
  . to install the drive-thru package, once mandated for use by BKC, no later than December 31, 2001; and,
  . to roll-out and install the new kitchen initiatives if and when approved and mandated by BKC.

  BKC has also arranged for the Coca-Cola Company and Dr. Pepper/Seven-Up, Inc. to make funds available to franchisees to be used in connection with the transformation initiatives. By agreeing to make the investments associated with the transformation initiatives, we will be entitled to receive $56,000 per restaurant, or approximately $20.0 million in the aggregate, from the fund established by Coca-Cola and Dr. Pepper. The funds are to be received in two installments of $28,000 per restaurant payable March 15, 2000 and September 30, 2000 based on the number of eligible stores that we are operating on those dates. We received the first installment, which totaled $9.9 million, in March 2000.

  We are presently evaluating, in detail, the nature, timing and amount of the required capital investments. Other than the changes to the kitchen, which have not been finalized, we anticipate that we will make these investments over the course of the next two years.

Pollo Tropical Franchise Program

  As part of our growth strategy for our Pollo Tropical restaurants, we intend to complement the development of additional restaurants owned by us in the U.S. with a multi-unit area development franchise program as a means of accelerating our penetration into international markets. We offer area development agreements to qualified and experienced area developers in the Caribbean and Central and South American markets who are committed to the development of multiple units in such areas on an expedited basis.

  Our standard franchise agreement under which we franchise Pollo Tropical restaurants to independent restaurant operators has a 15-year term (with one 15-year renewal option) and provides for an initial payment by the franchisee of a portion of all franchise fees upon signing of the area development and franchise agreements, with the remainder due before the opening of the franchisee's Pollo Tropical restaurants. The franchisee also pays a continuing royalty, based upon gross sales. The terms and conditions of these franchise agreements will vary depending upon a number of factors, including:

  . the experience and resources of the franchisee;
  . the size and density of the covered territory;
  . the number of units to be developed;
  . the schedule for development;
  . capital requirements; and
  . fee and royalty arrangements.

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

Advertising and Promotion

  The efficiency and quality of advertising and promotional programs can significantly affect quick-service restaurant businesses. We believe that one of the major advantages of being a Burger King franchisee is the value of the extensive regional and national advertising and promotional programs conducted by BKC. In addition to the benefits derived from BKC's advertising spending, which according to information published by BKC was approximately $470 million for 1998, we supplement BKC's advertising and promotional activities with local advertising and promotions, including the purchase of additional television, radio and print advertising. Our concentration of restaurants in many of our markets permits us to leverage advertising in those markets. We also utilize promotional programs, such as combination value meals and discounted prices, targeted to our customers, in order to create a flexible and directed marketing program.

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

  We believe that brand awareness for our Pollo Tropical restaurants is extremely high because of the concentration of our restaurants in the south Florida markets. Pollo Tropical restaurants are clustered in target markets in order to maximize the effectiveness of our advertising efforts. Pollo Tropical advertises in both English and Spanish throughout the year, including television, radio and print advertising. Pollo Tropical also has marketed at the individual restaurant level through special price offerings, coupon discounts and unique promotional and public relations programs. Pollo Tropical spent approximately 4.0%, 4.1% and 4.3% of restaurant sales on advertising in fiscal 1999, 1998 and 1997, respectively.

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

 AmeriServe Food Distribution, Inc.

  We currently obtain substantially all of our foodstuffs for our Burger King restaurants (other than bread products which we purchase from local bakeries), paper goods, promotional premiums and packaging materials from AmeriServe Food Distribution, Inc. under a supply agreement which, as amended on November 22, 1999, expires on May 15, 2000.

  On January 31, 2000, AmeriServe filed for protection under Chapter 11 of the U.S. Bankruptcy Code. Subsequently, on February 2, 2000 the Delaware Bankruptcy Court approved a $150 million debtor in possession financing loan to AmeriServe from BKC and Tricon Global Restaurants. Since AmeriServe's bankruptcy filing, we have periodically had some minor disruptions in receiving supplies however, in general, this has not had a material effect on the operation of our restaurants. If a significant disruption in service or supply by AmeriServe were to occur, it could create disruptions in the operations of our Burger King restaurants, which could have a material adverse effect on us.

  There are other BKC-approved suppliers/distributors which compete with AmeriServe that we believe can provide reliable alternative sources for our restaurant supplies. We are actively exploring long-term supply alternatives in conjunction with BKC and Restaurant Services, Inc. Although we believe that such arrangements will be attained at competitive prices, it currently appears that such prices will be somewhat higher than what we currently pay under our contract with AmeriServe.

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

Trademarks

  Pollo Tropical has registered its principal trademarks for "Pollo Tropical(R)," "TropiGrill(R)" and "TropiChops(R)" in the United States and presently has applications pending or registrations granted in various foreign countries in which it conducts business or may conduct business through its franchise system. In certain foreign countries, Pollo Tropical has been involved in trademark opposition proceedings to defend its rights to register certain trademarks. We intend to protect these trademarks by appropriate legal action whenever necessary.

  Other than the Pollo trademarks, we have no proprietary intellectual property other than the logo and trademark of Carrols Corporation. As a franchisee of Burger King, we also have contractual rights to use certain BKC-owned trademarks, servicemarks and other intellectual property relating to the Burger King concept.

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

  We are subject to the Federal Fair Labor Standards Act and various state laws governing such matters as:

  . minimum wage requirements;
  . overtime; and
  . other working conditions and citizenship requirements.

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

  With respect to our Burger King restaurants, our largest competitors in the quick-service hamburger restaurant segment are McDonald's and Wendy's. According to publicly available information, as of December 31, 1998, McDonald's U.S. operations comprised 12,472 restaurants and had U.S. systemwide sales for the year ended December 31, 1998 of $18.1 billion. As of December 31, 1998, Wendy's U.S. operations comprised 4,676 restaurants and had total U.S. systemwide sales for the year ended December 31, 1998 of $5.0 billion. In addition to the quick-service hamburger restaurant chains, Pollo Tropical's competitors include international and regional chicken theme chains, such as Boston Market and KFC, as well as other types of quick-service restaurants.

  We believe that:

  . product quality and taste;
  . national brand recognition;
  . convenience of location;
  . speed of service;
  . menu variety;
  . price; and
  . ambiance

are the most important competitive factors in the quick-service restaurant industry and that our Burger King and Pollo Tropical restaurants effectively compete in each category. We also believe that the strong brand awareness of our Pollo Tropical restaurants combined with the relatively high costs associated with starting a quick-service chain in Pollo Tropical's core markets will make it difficult for new competitors to effectively compete with our Pollo Tropical restaurants in these markets.

Employees

  At December 31, 1999, we employed approximately 13,200 persons of which approximately 280 were supervisory and administrative personnel and 12,900 were restaurant operating personnel. None of our employees are covered by collective bargaining agreements. Approximately 10,300 of our restaurant operating personnel at December 31, 1999 were part-time employees. We believe that our relations with our employees are good.

Item 2. Properties

  At December 31, 1999 we owned or leased the following restaurant properties:

                                    Owned Land; Leased land; Leased Land;
                                       Owned       Owned        Leased
                                     Building     Building     Building   Total
                                    ----------- ------------ ------------ -----
Restaurants--operating.............      23          41          333(a)    397
Restaurants under construction.....       3                                  3
Excess properties:
  Leased to others.................     --          --             6         6
  Available for sale or lease......       1         --           --          1
                                        ---         ---          ---       ---
Total restaurant properties........      27          41          339       407
                                        ===         ===          ===       ===

--------
(a) Includes 18 restaurants located in mall shopping centers.

  We lease 94% of our Burger King restaurants and 93% of our Pollo Tropical restaurants. We typically enter into leases (including options to renew) from 20 to 40 years. The average remaining term on all leases, including options, is approximately 25 years. Generally, we have been able to renew leases, upon or prior to their expiration, at the prevailing market rates.

  Most of our Burger King restaurant leases are coterminous with the related Franchise Agreements. We believe that we generally will be able to renew, at commercially reasonable rates, the leases whose terms expire prior to the subject Burger King Franchise Agreements.

  Most leases require us, as lessee, to pay utility and water charges, premiums on insurance and real estate taxes. Certain leases also require contingent rentals based upon a percentage of gross sales that exceed specified minimums.

  In addition to the restaurant locations set forth under "Business--Restaurant Locations," we own an approximately 22,000 square foot building at 968 James Street, Syracuse, New York, which houses our executive offices and most of our administrative operations for our Burger King restaurants. We lease 13,449 square feet at 7300 North Kendall Drive, 8th Floor, Miami, Florida, which houses most of our administrative operations for our Pollo Tropical restaurants. We also lease five small regional offices that serve as the bases for regional management.

Item 3. Legal Proceedings

  On November 16, 1998, the Equal Employment Opportunity Commission ("EEOC") filed suit in the United States District Court for the Northern District of New York, under Title VII of the Civil rights Act of 1964, as amended, against us, on behalf of "Wendy McFarlan and other similarly situated individuals affected by sexual harassment by Carrols Corporation". The suit seeks injunctive relief as well as unspecified compensatory and punitive damages.

  The case is in the early phase of discovery; written discovery is required to be completed by May 22, 2000, at which time the parties may file motions for summary judgement. It is too early to make an evaluation of the likelihood of an unfavorable outcome and/or an estimate of the amount or range of potential loss. We intend to contest the case vigorously and believes it is without merit.

  We are a party to various other litigation matters incidental to the conduct of our business. We do not believe that the outcome of any of these matters will have a material adverse effect on our financial condition or results of operations and cash flows.

Item 4. Submission of Matters to a Vote of Security Holders

  On November 3, 1999, we amended the Restated Certificate of Incorporation of Carrols Holdings Corporation, pursuant to a Certificate of Amendment to the Restated Certificate of Incorporation of Holdings, which was approved and adopted by unanimous written consent of Holdings' stockholders. We are a wholly owned subsidiary of Holdings. This amendment resulted in the following actions:

  . 7,250 shares of Holdings' Class A 10% Cumulative Redeemable Preferred
    Stock which were authorized but unissued, were canceled;
  . Holdings' authorized common stock was increased from 3,000,000 shares to
    5,000,000 shares; and
  . 100,000 shares of "blank check" Preferred Stock, par value $0.01, were authorized with such designation, rights and preferences as may be determined from time to time by the Board of Directors

  Holdings' common stock was designated to consist of two series comprised of 3,000,000 shares of Carrols Stock, par value $0.01 per share, and 2,000,000 shares of Pollo Tropical Stock, par value $0.01 per share. The existing common stock and all shares subject to option under the 1996 Long-Term Incentive Plan and the 1998 Directors Stock Option Plan were redesignated, on a share for share basis, for shares of the Carrols class of common stock. The holders of Carrols Stock will have the exclusive right to vote for the election of directors and on all matters requiring action by or submission to the stockholders. No holder of shares of the Pollo Tropical Stock will be entitled to vote or participate in any meeting of the stockholders of Holdings and its existing Carrols class shareholders, unless otherwise required by Delaware law.

  Both the Carrols Stock and the Pollo Tropical Stock are considered a tracking stock, which is a class of stock intended to track the separate performance of a separate business unit or group of assets. The Pollo Tropical Stock tracks the separate performance of the Pollo Tropical Group which consists of all of the assets and liabilities of our Pollo Tropical division. One of the reasons that we implemented this tracking stock as a separate series of equity securities was to provide a framework for structuring employee incentive plans for our Pollo Tropical division in a way that we could directly tie such incentives to the business results and performance of the division.

  The Carrols Stock consists of the interest of Holdings in all of its assets, liabilities and businesses, other than the assets, liabilities and businesses attributed to the Pollo Tropical Group. Until the issuance of any Pollo Tropical Stock, 100% of the rights, preferences and liabilities of the Pollo Tropical Stock will be retained by Holdings. To the extent that less than 100% of the authorized shares of Pollo Tropical Stock are issued, the rights, preferences and liabilities of the shares not issued remain with Holdings and its existing Carrols class stockholders.

  The number of shares of Pollo Tropical Stock that initially represents 100% of the common stockholders' equity of Holdings attributable to the Pollo Tropical Group, was established at 1,000,000 shares by the Board of Directors. Of the 1,000,000 shares that are issuable, none have been issued, and 100,000 have been reserved for grants under the 1998 Pollo Tropical Long-Term Incentive Plan, which is a Holdings stock option plan.

                                    PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

  There is no established trading market for our capital stock. Carrols Holdings Corporation owns 10 shares of our common stock (representing 100% of our outstanding capital stock).

  There were no cash dividends paid during 1999. Cash dividends paid during 1998 by Carrols to Holdings were as follows:

                                                           Per Share    Total
                                                          ----------- ----------
     January 1998........................................ $  9,081.70 $   90,817
     April 1998.......................................... $  9,081.70 $   90,817
     May 1998............................................ $227,715.60 $2,277,156
     June 1998........................................... $141,911.20 $1,419,112

  Our loan agreements contain certain restrictive covenants which limit dividend payments.

Item 6. Selected Financial Data

  The selected historical financial information presented below at the end of and for each of the fiscal years ended December 31, 1995, 1996, 1997, 1998 and 1999 have been derived from the audited consolidated financial statements of Carrols. Our acquisition of Pollo Tropical was completed in July 1998 and, as a result, Carrols' audited financial statements as of and for the year ended December 31, 1998 include the results of operations for the Pollo Tropical restaurants since July 10, 1998. The following selected financial information should be read in conjunction with Carrols' Consolidated Financial Statements and accompanying Notes as of December 31, 1998 and 1999 and for the fiscal years ended December 31, 1997, 1998 and 1999 and "Management's Discussion and Analysis of Financial Condition and Results of Operations".

                                           Year Ended December 31,
                                 ---------------------------------------------
                                   1995      1996     1997   1998(1)    1999
                                 --------  -------- -------- -------- --------
                                            (Dollars in thousands)
Statement of Operations Data:
Revenues:
  Restaurant sales.............. $226,257  $240,809 $295,436 $416,190 $455,440
  Franchise revenues............      --        --       --       395    1,039
                                 --------  -------- -------- -------- --------
    Total revenues..............  226,257   240,809  295,436  416,585  456,479
Costs and expenses:
  Cost of sales.................   63,629    68,031   85,542  122,620  137,279
  Restaurant wages and related
   expenses.....................   65,932    70,894   89,447  121,732  134,125
  Other restaurant operating
   expenses.....................   45,635    48,683   61,691   82,710   89,093
  Advertising expense...........    9,764    10,798   13,122   18,615   20,618
  General and administrative....   10,434    10,387   13,121   19,219   23,102
  Depreciation and
   amortization.................   11,263    11,015   15,102   20,005   23,898
  Other costs(2)................      --        509      --       --       --
                                 --------  -------- -------- -------- --------
    Total costs and expenses....  206,657   220,317  278,025  384,901  428,115
                                 --------  -------- -------- -------- --------
Income from operations..........   19,600    20,492   17,411   31,684   28,364
Refinancing expenses............      --        --       --     1,639      --
Interest expense, net...........   14,500    14,209   14,598   21,068   22,386
                                 --------  -------- -------- -------- --------
Income before income taxes and
 extraordinary loss.............    5,100     6,283    2,813    8,977    5,978
Provision (benefit) for income
 taxes..........................   (9,826)    3,100      655    4,847    3,826
                                 --------  -------- -------- -------- --------
Income before extraordinary
 loss...........................   14,926     3,183    2,158    4,130    2,152
Extraordinary loss on
 extinguishment of debt, net of
 tax............................      --        --       --     3,701    1,099
                                 --------  -------- -------- -------- --------
Net income...................... $ 14,926  $  3,183 $  2,158 $    429 $  1,053
                                 ========  ======== ======== ======== ========

                                      Year Ended December 31,
                           ---------------------------------------------------
                             1995       1996      1997      1998(1)     1999
                           --------   --------  --------   ---------  --------
                                      (Dollars in thousands)
Balance Sheet Data (At
 Period End):
Total assets.............  $135,064   $138,588  $215,328   $ 318,810  $320,027
Working capital
 deficiency..............   (13,602)   (15,004)  (18,293)    (10,633)  (21,696)
Total long-term debt(3)..   120,578    121,265   160,287     261,522   253,494
Stockholder's equity
 (deficit)...............   (12,916)   (11,662)   17,447      13,998    15,051
Other Financial Data:
EBITDA(4)................  $ 30,863   $ 31,507  $ 32,513   $  45,411  $ 52,262
Adjusted EBITDA(5).......    30,863     32,016    32,513      51,689    52,262
Adjusted EBITDA margin...      13.6%      13.3%     11.0%       12.4%     11.4%
Cash provided by
 operating activities....    16,682     14,322    19,940      23,273    38,173
Cash used in investing
 activities..............   (12,348)   (20,238)  (95,383)   (126,504)  (48,935)
Cash provided by
 financing activities....     4,581      5,767    76,381     107,756     5,886
Capital expenditures,
 excluding acquisitions..     8,022     15,255    18,210      33,295    45,332
Operating Statistics:
Total number of
 restaurants.............       219        232       335         383       397
Burger King:
  Number of restaurants
   (at end of period)....       219        232       335         343       352
  Average number of
   restaurants...........       219        225       280         339       344
  Average annual sales
   per restaurant........  $  1,033   $  1,070  $  1,055   $   1,124  $  1,082
  Percentage change in
   comparable restaurant
   sales(1)..............       3.8%       3.2%     (1.4)%       6.2%     (2.5)%
Pollo Tropical(6):
  Number of restaurants
   (at end of period)....        36         35        36          40        45
  Average number of
   restaurants...........        33         38        35          37        42
  Average annual sales
   per restaurant........  $  1,681   $  1,677  $  1,861   $   1,985  $  1,952
  Percentage change in
   comparable restaurant
   sales(7)..............      (5.6)%      7.9%      4.2%        7.8%      0.7%

--------
(1) The year ended December 31, 1998 includes 53 weeks. All other years presented include 52 weeks. The percentage change in comparable restaurant sales for the year ended December 31, 1998 has been calculated using a comparable number of weeks from the prior year. The percentage change in comparable Burger King restaurant sales using the actual number of weeks in the year ended December 31, 1998 is 7.9%. The percentage change in comparable restaurant sales is calculated using only those restaurants that have been open since the beginning of the earliest period being compared.
(2) Other costs represent costs associated with a change in control associated with the sale of the Company to BIB Holdings.
(3) Includes capital lease obligations and other debt which was $2.4 million at December 31, 1999.
(4) EBITDA is defined as income before income taxes, interest, depreciation and amortization, non-cash extraordinary items and non-cash other costs. EBITDA is presented because we believe it is a useful financial indicator for measuring a company's ability to service and/or incur indebtedness; however, EBITDA should not be considered as an alternative to net income as a measure of operating results or to cash flows as a measure of liquidity in accordance with generally accepted accounting principles.
(5) Adjusted EBITDA is defined as EBITDA plus $509,000 of other costs in 1996 associated with the sale of the Company to BIB Holdings, refinancing expenses of $1,639,000 in 1998 and the redemption premium of $4,639,000 associated with the retirement of debt in 1998.
(6) Pollo Tropical was acquired in July, 1998. Average restaurants, average sales and comparable sales data for Pollo Tropical for 1995-1998 is presented for informational purposes only.
(7) The percentage change in comparable restaurant sales has been calculated using a comparable number of weeks in all years.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation

Overview

  We are one of the largest Burger King franchisees in the world, and we have operated Burger King restaurants since 1976. As of December 31, 1999, we operated 352 Burger King restaurants located in 13 Northeastern, Midwestern and Southeastern states. Over the last five years, we expanded our operations through the acquisition and construction of additional Burger King restaurants while also enhancing the quality of operations and the competitive position and financial performance of our existing restaurants. As a result of our growth strategy, we increased the total number of restaurants we operate by over 60% from 1995 to 1999. In July 1998, we completed our acquisition of Pollo Tropical for a cash purchase price of approximately $95 million. Pollo Tropical is a regional quick-service restaurant chain featuring grilled marinated chicken and authentic "made from scratch" side dishes. At December 31, 1999, we owned and operated 45 Pollo Tropical restaurants in Florida and franchised an additional 23 restaurants primarily in Puerto Rico. Due to our acquisition of Pollo Tropical in July 1998, our results for the year ended December 31, 1998 include the operations of Pollo Tropical from July 10, 1998.

Results of Operations of Carrols

  The following table sets forth, for fiscal years 1997, 1998 and 1999, selected operating results of Carrols as a percentage of restaurant sales:

                                                    Year Ended December 31,
                                                    -------------------------
                                                     1997     1998     1999
                                                    -------  -------  -------
   Restaurant Sales:
     Burger King restaurants.......................   100.0%    91.6%    81.8%
     Pollo Tropical................................     -- %     8.4%    18.2%
                                                    -------  -------  -------
   Total restaurant sales..........................   100.0%   100.0%   100.0%
   Costs and expenses:
     Cost of sales.................................    29.0%    29.5%    30.1%
     Restaurant wages and related expenses.........    30.3%    29.2%    29.4%
     Other restaurant expenses including
      advertising..................................    25.3%    24.3%    24.1%
     General and administrative....................     4.4%     4.6%     5.1%
     Depreciation and amortization.................     5.1%     4.8%     5.2%
                                                    -------  -------  -------
   Income from operations..........................     5.9%     7.6%     6.2%
                                                    =======  =======  =======

Fiscal 1999 Compared to Fiscal 1998

  The results of operations and cash flows for the years ended December 31, 1999 and 1998 include 52 and 53 weeks, respectively. During 1999, we opened eight Burger King restaurants, acquired six Burger King restaurants and closed five underperforming Burger King restaurants. Also during 1999, we opened five Pollo Tropical restaurants.

  Restaurant Sales. Total revenues increased 9.6% from $416.6 million in 1998 to $456.5 in 1999 due to the increase in the number of restaurants and due to the inclusion of Pollo Tropical for a full year in 1999. Burger King restaurant sales for the year ended December 31, 1999 decreased 2.2% to $372.7 million from $381.0 million in 1998 due, in part, to the additional week included in 1998. Sales at our 299 comparable Burger King restaurants (those units operating for the entirety of the compared periods) decreased 2.5% in 1999, using a comparable number of weeks from the year ended December 31, 1998 due to a decrease in customer traffic. In 1999, Burger King national promotional activities did not generate a similar level of incremental traffic as in 1998. Pollo Tropical restaurant sales for the year ended December 31, 1999 were $82.8 million as compared to $35.1 million in 1998, due to our acquisition of Pollo Tropical in July 1998. Compared to the twelve months ended December 31, 1998, 1999 Pollo Tropical sales increased 13.8%, in total, and 0.7% on a comparable store basis.

  Operating Costs and Expenses. Cost of sales, as a percentage of sales, were 30.1% in 1999 compared to 29.5% in 1998. The increase in 1999 was due to higher food costs as a percentage of sales, at our Pollo Tropical restaurants, relative to our Burger King restaurants, and due to the inclusion of Pollo Tropical in all of 1999 operating results as compared to six months in 1998. This increased total cost of sales in 1999 by 0.5%. Pollo Tropical's cost of sales, as a percentage of sales, were 34.8% in 1999 and 35.1% in 1998. For our Pollo Tropical restaurants lower food costs in 1999, as a percentage of sales, were primarily due to a 3.5% decrease in whole chicken prices. Cost of sales, as a percentage of sales, at our Burger King restaurants were 29.1% in 1999 and 28.9% in 1998. This increase was due to a 3.7% increase in beef costs over 1998 levels and higher promotional discounts in 1999, as compared to 1998, which were offset, in part, by menu price increases of approximately 1% of sales late in the third quarter of 1999.

  Restaurant wages and related expenses, as a percentage of sales, increased from 29.2% in 1998 to 29.4% in 1999. For our Burger King restaurants, restaurant wages and related expenses, as a percentage of sales, were 30.8% in 1999 compared to 29.8% in 1998. The Burger King percentage increase was due to a 3.7% increase in productive hourly wage rates in 1999 and the effect of lower Burger King sales on fixed management costs, offset in part, by menu price increases late in 1999. The effect of the Burger King increase, as a percentage of total Company sales, was partially offset by the inclusion of Pollo Tropical in all of 1999 operating results as compared to six months in 1998. Pollo Tropical's restaurant wages and related expenses, as well as other operating expenses, are lower than those of our Burger King restaurants due to Pollo Tropical's higher per unit sales volumes. Pollo Tropical restaurant wages and related expenses, as a percentage of sales, were 23.2% in 1999 and 23.5% in 1998. This caused a 0.5% decrease, as a percentage of sales, in combined restaurant wages and related expenses in 1999. The decrease, as a percentage of sales, for Pollo Tropical for 1999 compared to 1998 was due to lower worker's compensation payroll insurance.

  Other restaurant operating expenses, including advertising, as a percentage of sales, decreased from 24.3% in 1998 to 24.1% in 1999 due to the inclusion of Pollo Tropical operating results in all of 1999 as compared to six months in 1998. This caused a 0.5% decrease, as a percentage of sales, in combined other restaurant operating expenses in 1999. This decrease was partially offset by higher occupancy costs in 1999, as a percentage of sales, due to the effect of lower sales volumes on fixed costs at our Burger King restaurants and due to the sale and leaseback of eight Burger King and five Pollo Tropical restaurant properties in 1999.

  Administrative expenses, as a percentage of sales, increased from 4.6% in 1998 to 5.1% in 1999. This increase is due to lower sales volumes in our Burger King restaurants in 1999 and administrative functions acquired in the July 1998 acquisition of Pollo Tropical.

  EBITDA. EBITDA increased from $45.4 million in 1998 to $52.3 million in 1999. Included in EBITDA for the year ended December 31, 1998 are refinancing expenses of $1.6 million and a redemption premium of $4.6 million associated with the retirement of debt. EBITDA, as adjusted for these items, was $51.7 million for the year ended December 31, 1998. As a percentage of total revenues, EBITDA, as adjusted, decreased from 12.4% in 1998 to 11.4% in 1999 as a result of the factors discussed above.

  Depreciation and Amortization. Depreciation and amortization increased $3.9 million in 1999 compared to 1998 due to the increase in goodwill, purchased intangibles and other fixed assets associated with the purchase of Pollo Tropical in July 1998. This increased depreciation and amortization by $2.1 million in 1999 compared to 1998. The remainder of the increase is due primarily to new restaurant construction and remodeling of Burger King restaurants in 1998 and 1999.

  Interest Expense. Interest expense was $22.4 million in 1999 compared to $21.1 million in 1998. The increase in 1999 was due to higher average debt balances in 1999 compared to 1998 due to the acquisition of Pollo Tropical in July 1998, offset, in part, by the favorable impact of refinancing our senior subordinated notes in the fourth quarter of 1998. Our weighted average interest rate was 8.9% in 1999 compared to 9.9% in 1998.

  Income Taxes. The provision for income taxes of $3.8 million in 1999 is based on an estimated effective income tax rate for 1999 of 64.0%. This rate is higher than the Federal statutory tax rate due to state franchise and income taxes and non-deductible amortization of certain franchise rights and intangible assets pertaining to our acquisitions.

  Net Income. Net income was $1,053,000 in 1999 compared to $429,000 in 1998. Net income in 1999 includes an extraordinary loss of $1,099,000, which is net of tax, for the write-off of unamortized debt issue costs related to the Company's previous senior credit facility. Net income in 1998 includes an extraordinary loss of $3,701,000, which is net of tax pertaining to the redemption of our 11.5% senior notes.

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

Liquidity and Capital Resources

  We do not have significant receivables or inventory and receive trade credit based upon negotiated terms in purchasing food products and other supplies. We are able to operate with a substantial working capital deficit because:

  . restaurant operations are conducted on a cash basis;
  . rapid turnover results in a limited investment in inventories; and . cash from sales is usually received before related accounts for food, supplies and payroll become due.

Our cash requirements arise primarily from:

  . the need to finance the opening and equipping of new restaurants; . ongoing capital reinvestment in our existing restaurants;
  . the acquisition of existing Burger King restaurants; and . servicing our debt.

  Our 1999 operations generated approximately $38.2 million in cash, compared to $23.3 million during 1998 and $19.9 million in 1997.

  Our capital expenditures included acquisitions of $3.8 million in 1999, $95.3 million in 1998 and $78.5 million in 1997. We acquired Pollo Tropical in July 1998 for approximately $95 million. We also acquired six Burger King restaurants in 1999, two Burger King restaurants in 1998 and 93 Burger King restaurants in 1997.

  Capital expenditures, excluding acquisitions, totaled $45.3 million in 1999 as compared to $33.3 million in 1998 and $18.2 million in 1997. Capital expenditures in 1999 included construction costs for eleven new Burger King restaurants, eight of which were open in 1999, and five Pollo Tropical restaurants opened in 1999. Capital expenditures in 1998 included construction costs for twelve new Burger King restaurants, eleven of which were open in 1998, and for five new Pollo Tropical restaurants, four of which were open in 1998. Capital expenditures in 1997 included construction costs for 15 new Burger King units, 11 of which were opened in 1997. Our capital expenditures also include remodeling costs and capital maintenance projects for the ongoing reinvestment and enhancement of our restaurants. These expenditures increased in 1999 and 1998 due to growth in the number of restaurants and investments being made to enhance the operations of the 95 Burger King restaurants that we have acquired since the beginning of 1997. During 1999, we completed the remodeling of 11 Burger King restaurants in conjunction with the renewal of franchises that were scheduled to expire between 1999 and 2004. In 1999, we substantially completed the upgrade of corporate information and decision support systems as well as the purchase of restaurant point-of-sale and management systems for our Burger King restaurants. These projects have resulted in incremental capital investments which totaled $11.9 and $4.2 million in 1999 and 1998, respectively.

  During 1999, we generated $14.8 million from the sale and leaseback of eight Burger King restaurant properties and five Pollo Tropical restaurant properties. During 1998, the sale and leaseback of two Burger King restaurant properties and 13 Pollo Tropical restaurant properties generated $20.5 million. During 1997, the sale and leaseback of 15 Burger King restaurant properties generated $13.0 million. The proceeds from these transactions were used to reduce outstanding debt. We also paid dividends to our parent totaling $3.9 million in 1998 and $4.3 million in 1997 for our parent's payment of dividends on and for the redemption of its preferred stock. In 1998 this included the early redemption of the remaining $3.6 million in preferred stock which was scheduled for mandatory redemption in December 1998 and December 1999.

  At December 31, 1999, we had total outstanding borrowings of $253.5 million comprised of the $170.0 million principal amount of outstanding senior subordinated notes, borrowings under our senior credit facility of $81.1 million and other debt, including capital leases, of $2.4 million. In total, our borrowings were $8.0 million lower than at December 31, 1998 due to the application of cash generated from the sale and leaseback of 13 restaurant properties in 1999.

  On November 24, 1998, we issued $170 million of unsecured senior subordinated notes that bear interest at an annual rate of 9.5% payable on June 1 and December 1. The notes mature on December 1, 2008 and are redeemable, at our option, in whole or in part on or after December 1, 2003.

  In connection with the issuance of the 9.5% senior subordinated notes, we redeemed all of our outstanding 11.5% senior notes. This redemption included aggregate principal amounts of $107,637,000, a redemption premium of $4,639,000, and accrued interest to December 24, 1998 of $4,436,000. In addition, we used the proceeds of the 9.5% notes to repay $47.9 million of our previous senior credit facility.

  On February 12, 1999 we entered into a new senior credit facility. Under our new senior credit facility, Chase Bank of Texas, National Association, as agent, along with a syndicate of six other lenders, provided a term loan facility of $50 million, $47.0 million of which is outstanding at December 31, 1999, and a revolving credit facility under which we may borrow up to $105 million (including a standby letter of credit facility for up to $5 million). At December 31, 1999, $68,250,000 was available for borrowings under our revolving credit facility, after reserving $2,650,000 for a letter of credit guaranteed by the facility.

  The revolving credit facility expires on December 31, 2003, subject to a one-year extension upon request and unanimous approval of the lenders, and the term loan facility is repayable in quarterly installments through September 30, 2003 with a final payment due December 31, 2003. Principal repayments required in 2000 total $4.0 million. Borrowings under our credit facility bear interest, at our option, of either:

  (1) the greater of the prime rate, or the Federal Funds Rate plus .50%, plus a margin ranging from 0% to .75%, based on debt to cash flow ratios; or,

  (2) LIBOR plus a margin ranging from 1.00% to 2.25%, based on debt to cash flow ratios.

  Both the senior subordinated notes and the senior credit facility contain certain restrictive covenants, including limitations on certain restricted payments and dividends. The senior credit facility also requires maintaining certain financial ratios.

  In 2000, we anticipate total capital expenditures of approximately $40 million, excluding the cost of any acquisitions that we may make. These amounts include approximately $11 million for construction of new Burger King restaurants, including certain real estate; $4 million for construction of new Pollo Tropical restaurants; approximately $8.5 million for remodeling existing Burger King restaurants; and approximately $6 million for expenditures related to Burger King transformation initiatives, which include new signage and other improvements such as painting, parking lot improvements and landscaping. See Transformation Initiatives on page 11. Remodeling activities in 2000 include approximately $4 million of expenditures related to the Burger King Early Successor Incentive Program. See Fee Changes and Early Successor Program on page 10. Other anticipated Burger King restaurant capital expenditures in 2000 for ongoing reinvestment are approximately $6 million. We are also in the process of completing the rollout of new restaurant point-of-sale systems and anticipate that we will incur related expenditures of approximately $2.5 million. We were committed at December 31, 1999 to purchase approximately $1.6 million of restaurant point-of-sale systems.

  Interest payments under our senior subordinated notes and other existing debt obligations represent significant liquidity requirements for us. We believe that cash generated from our operations and availability under our revolving credit facility will provide sufficient cash availability to cover our working capital needs, capital expenditures, planned development and debt service requirements for fiscal 2000.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risks

  To the extent applicable, see note 1 to the Financial Statements.

Item 8. Financial Statements and Supplementary Data

  The Index to Financial statements attached hereto is set forth in Item 14.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

  There have been no changes in or disagreements with the Company's independent accountants on accounting or financial disclosures.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant

  The following table sets forth information about our directors, executive officers and other officers:

   Name                   Age               Position with the Company
   ----                   ---               -------------------------
Alan Vituli.............   58 Chairman of the Board and Chief Executive Officer
Daniel T. Accordino.....   49 President, Chief Operating Officer and Director
Paul R. Flanders........   43 Vice President--Finance and Treasurer
Joseph A. Zirkman.......   39 Vice President, General Counsel and Secretary
Timothy J. LaLonde......   43 Vice President--Controller
John M. Lukas...........   38 Vice President--Information Systems
Michael A. Biviano......   42 Vice President--Regional Director
James A. Doan...........   42 Regional Director
Joseph W. Hoffman.......   37 Regional Director
David R. Smith..........   50 Vice President--Regional Director
James E. Tunnessen......   44 Vice President--Regional Director
Nicholas A. Castaldo....   48 President and Chief Operating Officer--Pollo Tropical
Benjamin D. Chereskin...   41 Director
James M. Conlon.........   32 Director
David J. Mathies, Jr. ..   52 Director
Robin P. Selati.........   33 Director
Clayton E. Wilhite......   54 Director

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

  Paul R. Flanders has been Vice President--Finance and Treasurer since April 1997. Before joining us, he was Vice President--Corporate Controller of Fay's Incorporated, a retailing chain, from 1989 to 1997, and Vice President-- Controller for Computer Consoles, Inc., a computer systems manufacturer, from 1982 to 1989. Mr. Flanders was also associated with the accounting firm of Touche Ross & Co. from 1977 to 1982.

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

  John M. Lukas has been Vice President--Information systems since December 1999. Mr. Lukas joined us in 1994 and served in the capacity of Director-- Information Systems from 1994 to 1999.

  Michael A. Biviano is Vice President--Regional Director. Mr. Biviano has been Regional Director of Operations since October 1989, having served as District Supervisor from December 1983 to October 1989. Mr. Biviano has been employed by us since 1973.

  James A. Doan has been Regional Director since July, 1999, having served as District Supervisor from 1983 to 1999. Mr. Doan has been employed by us since 1980.

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

  Nicholas A. Castaldo has been the President and Chief Operating Officer of the Pollo Tropical Division since our acquisition of Pollo Tropical, Inc. in July 1998. At that time, Mr. Castaldo had been the President of Pollo Tropical, Inc. since October 1995 and its Chief Operating Officer since November 1, 1996. Before joining Pollo Tropical and since August 1993, Mr. Castaldo was employed as Vice President of Marketing for Denny's Inc., a restaurant company. From 1986 to 1993, Mr. Castaldo was employed by S&A Restaurant Corp., which includes Steak & Ale and Bennigan's restaurant chains, and ultimately served as Senior Vice President of Marketing and Business Development. Mr. Castaldo's career spans 20 years and includes management positions at Burger King, Citicorp, and Clairol Inc.

  Benjamin D. Chereskin has served as a Director since March 1997. Mr. Chereskin is a Managing Director of Madison Dearborn Partners, Inc., a venture capital firm, and co-founded the firm in 1993. Before that, Mr. Chereskin was with First Chicago Venture Capital for nine years. Mr. Chereskin also serves on the Board of Directors of Cornerstone Brands, Inc.; Tuesday Morning Corporation; NWL Holdings, Inc.; Family Christian Stores, Inc.; i Believe.com, Inc. and Agweb.com, Inc.

  James M. Conlon has served as a Director since 1998. Mr. Conlon has served as Managing Director of Dilmun Investments, Inc., an investment advisory firm, since 1992. Since 1997, Mr. Conlon has been the Co-Head of the bank's U.S. Merchant Banking group. Before joining Dilmun Investments, Inc., Mr. Conlon was employed as an Investment Analyst in the Securities Division of TIAA-CREF. Mr. Conlon also serves on the Boards of Directors of Capital Recovery Holdings, Inc; Thompson Products, Inc; Independent Pictures, Inc.; Intimates Holdings, Inc; and Springfield Services Corporation.

  David J. Mathies, Jr. has served as a Director since 1996. Mr. Mathies has served as President of Dilmun Investments, Inc., an investment advisory firm, since its inception in 1988. From 1971 to 1988, he was employed by Mellon Bank, where he was head of their Pension Management Group, providing investment management services to middle market clients.

  Robin P. Selati has served as a Director since March 1997. Mr. Selati is a Managing Director of Madison Dearborn Partners, Inc., a venture capital firm, and joined the firm in 1993. Before 1993, Mr. Selati was associated with Alex Brown & Sons Incorporated in the consumer/retail investment banking group. Mr. Selati also serves on the Board of Directors of Peter Piper, Inc., Tuesday Morning Corporation; NWL Holdings, Inc.; Beverages & More, Inc.; Family Christian Stores, Inc.; i Believe.com, Inc. and Ruth U. Fertel, Inc.

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

Item 11. Executive Compensation

  The following tables set forth certain information for the fiscal years ended December 31, 1999, 1998 and 1997 for our Chief Executive Officer and our next four most highly compensated executive officers who were serving as executive officers at December 31, 1999 and whose annual compensation exceeded $100,000. Stock option data refers to the stock options of Holdings.

                           SUMMARY COMPENSATION TABLE

                                                                    Long-Term
                                            Annual Compensation   Compensation
                                           ---------------------- -------------
                                                                   Securities
                                                                   Underlying
       Name and Principal Position         Year  Salary  Bonus(a) Options(#)(c)
       ---------------------------         ---- -------- -------- -------------
Alan Vituli............................... 1999 $450,000 $    --        --
 Chairman of the Board and Chief Executive
  Officer                                  1998  425,004  297,503       --
                                           1997  392,758      --     72,830

Daniel T. Accordino....................... 1999 $340,000 $    --        --
 President, Chief Operating Officer and
  Director                                 1998  320,004  192,002       --
                                           1997  288,386      --     31,479

Nicholas A. Castaldo(b)................... 1999 $300,000 $300,000       --
 President and Chief Operating Officer,    1998  144,230  150,000    50,000
 Pollo Tropical Division                   1997      --       --        --

Paul R. Flanders.......................... 1999 $152,503 $    --        300
 Vice President, Finance and Treasurer     1998  143,759   71,880       500
                                           1997  105,925      --      1,500

Joseph A. Zirkman......................... 1999 $140,000 $    --        272
 Vice President, General Counsel and
  Secretary                                1998  131,000   65,500       400
                                           1997  120,436      --      1,118

--------
(a) We provide bonus compensation to executive officers based on an individual's achievement of certain specified objectives and our achievement of specified increases in stockholder value.
(b) Under the bonus plan for Mr. Castaldo, 50% of the amount earned is paid within ninety days following the end of the year. The balance is deferred and paid out in equal installments over each of three succeeding years provided that stockholder value of the Pollo Tropical division in the payout year is at least equal to what it was in the year that the bonus was earned. Of the bonus earned in 1999 by Mr. Castaldo, 50% or $150,000, is subject to deferral. The deferral for 1998 was waived by the Compensation Committee.
(c) These amounts represent stock options granted for Holdings' Carrols stock with the exception of Mr. Castaldo, whose options have been granted for Holdings' Pollo Tropical stock pursuant to the 1998 Pollo Tropical Long-Term Incentive Plan.

                       Option Grants in Last Fiscal Year

                                                                               Potential Realizable
                         Number of   % of Total                               Value at Assumed Rates
                         Securities   Options                                  of Stock Appreciation
                         Underlying  Granted to                                 for Option Term(b)
                          Options   Employees in  Exercise Price   Expiration -----------------------
  Name                   Granted(a)     1999     (Price per Share)    Date        5%          10%
  ----                   ---------- ------------ ----------------- ---------- ----------- -----------
Paul R. Flanders........    300         4.8           $126.00      2/24/2007  $    18,048 $    43,228
Joseph A. Zirkman.......    272         3.9           $126.00      2/24/2007       16,363      39,193

--------
(a) Stock option grants were granted under the 1996 Long-Term Incentive Plan. These options become exercisable at the rate of 25% per year beginning on December 31, 1999.
(b) Potential realizable value is based on an assumption that the price of Holdings' common shares appreciate at 5% and 10% annually (compounded) from the date of grant until the end of the option term. These calculations are based on requirements promulgated by the Commission and are not intended to forecast possible future appreciation of the stock price.

        Option Exercises in Last Fiscal Year and Year End Option Values

                                                Number of Securities
                                                Underlying Options at
                           Shares                    Year-End(#)        Value of Unexercised In-
                         Acquired on  Value   -------------------------   the-Money Options at
                          Exercise   Realized Exercisable/unexercisable      Year-End($)(c)
                         ----------- -------- ------------------------- ------------------------
Alan Vituli.............      --        --         43,922/28,908
Daniel T. Accordino.....      --        --         22,452/ 9,027
Nicholas A. Castaldo....      --        --         20,000/30,000
Paul R. Flanders........      --        --          1,450/   850
Joseph A. Zirkman.......      --        --            979/   811

--------
(c) This required information is not presented because we are privately owned and therefore the market value of our common stock is not readily ascertainable.

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

  Liability Limitation. As permitted under the Delaware General Corporation Law, our Restated Certificate of Incorporation provides that a director will not be personally liable to us or our stockholders for monetary damages for breach of a fiduciary duty owed to us or our stockholders. By its terms and in accordance with the laws of the State of Delaware, however, this provision does not eliminate or limit the liability of any of our directors:

  . for any breach of the director's duty of loyalty to us or our stockholders;
  . for an act or omission not in good faith or involving intentional misconduct or a knowing violation of law;
  . for any transaction from which the director derived an improper personal benefit; or
  . for an improper declaration of dividends or purchase or redemption of our securities.

  Indemnification. Our Restated Certificate of Incorporation provides that we will indemnify our directors and officers to the fullest extent permitted by Delaware law.

Description of Plans

  Employee Retirement Plan. We offer salaried employees, excluding those of Pollo Tropical, the option to participate in the Carrols Corporation Retirement Savings Plan, which as amended April 1, 1999, offers both a post-tax savings option and a savings option pursuant to section 401(k) of the Internal Revenue Code. Participating employees may contribute up to 18% of their salary annually to either savings option, subject to certain limitations. In accordance with the plan, we match up to $1,040 of an employee's mandatory contributions by contributing $0.50 for each dollar contributed by the employee. Employees are fully vested in their own contributions; employees become vested in our contributions beginning in the fourth year of service and are fully vested after seven years of service or upon retirement at age 65 with five years service, death, or permanent or total disability. If any of the foregoing events occurs, benefits may be paid out in a single cash lump sum or in periodic installments over not more than the employee's assumed life expectancy. The employee's contributions may be withdrawn at any time, subject to restrictions on future contributions. Our matching contributions may be withdrawn under certain conditions of financial necessity or hardship as defined in the plan. Our contributions to the plan totaled $245,000, $216,000 and $208,000 for the years ended December 31, 1999, 1998 and 1997, respectively.

  Pollo Tropical 401(k) Savings Plan. Pollo Tropical has an employee savings plan pursuant to Section 401(k) of the Internal Revenue Code. All employees who are age 21 or older and who have been credited with at least 1,000 hours of service within twelve consecutive months are eligible to participate in the plan. Employees may elect to contribute to the plan through payroll deductions in an amount not to exceed the amount permitted under the Internal Revenue Code. We make discretionary matching contributions, which are allocated to participants based on the participant's eligible deferrals during the plan year. Employees are fully vested in their contributions. Our contributions vest at a rate of 33% for each complete year of service. Our contributions to the 401(k) plan totaled $29,000 and $17,000 for the years ended December 31, 1999 and 1998, respectively.

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

  The 1996 Long-Term Incentive Plan permits the Compensation Committee of the Board of Directors of Holdings to grant, from time to time, options to purchase an aggregate of up to 106,250 shares of Holdings' Carrols common stock. The vesting periods for options and the expiration dates for exercisability of options granted under the 1996 Long-Term Incentive Plan are determined by Holdings' Compensation Committee; however, the exercise period for an option granted under the 1996 Long-Term Incentive Plan may not exceed ten years from the date of the grant. Holdings' Compensation Committee is authorized to grant options under the plan to all of our and our subsidiaries' eligible officers and employees, including executive officers and directors (other than outside directors and members of Holdings' Compensation Committee).

  Holdings' Compensation Committee determines the option exercise price per share of any option granted under the 1996 Long-Term Incentive Plan; however, the option price per share of an option intended to qualify as an Incentive Stock Option shall not be less than the fair market value of the Holdings' Carrols common stock of Holdings on the date such option is granted. Payment of such option exercise price shall be made:

  (1) in cash;

  (2) by delivering shares of Holdings' Carrols common stock already owned by the holder of such options;

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

  If the holder of an option issued pursuant to the plan elects to pay the exercise price of such option by delivering a promissory note, such promissory note may be either:

  (1) unsecured and fully recourse against the holder of such option; or

  (2) nonrecourse but secured by the shares of Holdings' Carrols common stock being purchased by such exercise and by other assets having a fair market value equal to not less than 40% of the exercise price of such option. In either event, such note shall mature on the fifth anniversary of the date of the note and bear interest at the rate provided under Section 1274(d) of the Internal Revenue Code of 1986, as amended from time to time.

  Pursuant to the 1996 Long-Term Incentive Plan, in the event of a Change of Control (as defined in the plan) any and all options issued and outstanding will vest and become exercisable in full on the date of such Change of Control. In addition, as soon as practicable but no later than thirty days before such Change of Control, Holdings' Compensation Committee shall notify any holder of an option granted under the plan of such Change of Control. Further, upon a Change of Control that qualifies as an Approved Sale (as defined in the plan) in which the outstanding Holdings' Carrols common stock is converted or exchanged for or becomes a right to receive any cash, property or securities other than Illiquid Consideration (as defined in the plan),

  (1) each option granted under the plan shall become exercisable solely for the amount of such cash, property or securities that the holder of such option would have been entitled to had such option been exercised immediately prior to such event;

  (2) the holder of such option shall be given an opportunity to either:

    (a) exercise such option prior to the consummation of the Approved Sale and participate in such sale as a holder of Holdings' Carrols common stock; or

    (b) upon consummation of the Approved Sale, receive in exchange for such option consideration equal to the amount determined by multiplying:

      (x) the same amount of consideration per share of Holdings' Carrols common stock received by the holders in connection with the Approved Sale less the exercise price per share of such option to acquire Holdings' Carrols common stock by

      (y) the number of shares of Holdings' Carrols common stock represented by such option; and

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

  The 1998 Directors' Stock Option Plan permits Holdings' Compensation Committee to grant, from time to time, options to purchase an aggregate of up to 10,000 shares of Holdings' Carrols common stock. The vesting periods for these options and the expiration dates for exercisability of the options granted under the plan are determined by the Compensation Committee; however, the exercise period for an option granted under the plan may not exceed ten years from the date of the grant. Holdings' Compensation Committee is authorized to grant options under the plan to all eligible non-employee directors of Holdings. Directors that are our employees or employees of Holdings, Madison Dearborn Capital Partners, L.P., Madison Dearborn Capital Partners II, L.P. or BIB Holdings, or any of their respective affiliates are not eligible under the plan.

  The option exercise price per share of any option granted under the 1998 Directors' Stock Option Plan is determined by Holdings' Compensation Committee; however, the option price per share of an option intended to qualify as an Incentive Stock Option shall not be less than the fair market value of Holdings' Carrols common stock on the date such option is granted. Payment of such option exercise price shall be made:

  (1) in cash;

  (2) by delivering shares of Holdings' Carrols common stock already owned by the holder of such options;

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

  If the holder of an option issued pursuant to the plan elects to pay the exercise price of such option by delivering a promissory note, such promissory note may be either:

  (1) unsecured and fully recourse against the holder of such options; or

  (2) nonrecourse but secured by the shares of Holdings' Carrols common stock being purchased by such exercise and by other assets having a fair market value equal to not less than 40% of the exercise price of such option.

In either event, such note shall mature on the fifth anniversary of the date of the note and bear interest at the rate provided under Section 1274(d) of the Internal Revenue Code of 1986, as amended from time to time.

  Pursuant to the 1998 Directors' Stock Option Plan, in the event of a Change of Control (as defined in the plan), any and all options issued and outstanding shall vest and become exercisable in full on the date of such Change of Control. In addition, as soon as practicable but in no event later than 30 days prior to a Change of Control, Holdings' Compensation Committee shall notify any holder of an option granted under the plan of such Change of Control. Further, upon a Change of Control that qualifies as an Approved Sale (as defined in the 1998 Directors' Plan) in which the outstanding Holdings' Carrols common stock is converted or exchanged for or becomes a right to receive any cash, property or securities other than Illiquid Consideration (as defined in the 1998 Directors' Plan):

  (1) each option granted under the plan shall become exercisable solely for the amount of such cash, property or securities that the holder of such award would have been entitled to had such award been exercised immediately prior to such event;

  (2) the holder of such option shall be given an opportunity to either:

    (a) exercise such option prior to the consummation of the Approved Sale and participate in such sale as a holder of Holdings' Carrols common stock; or

    (b) upon consummation of the Approved Sale, receive in exchange for such award consideration equal to the amount determined by multiplying:

      (x) the same amount of consideration per share of Holdings' Carrols common stock received by the holders in connection with the Approved Sale less the exercise price per share of such award to acquire Holdings' Carrols common stock by

      (y) the number of shares of Holdings' Carrols common stock represented by such option; and

  (3) to the extent such option is not exercised prior to or simultaneous with such Approved Sale, any such award will be canceled.

  1998 Pollo Tropical Long-Term Incentive Plan. Holdings has also adopted the Carrols Holdings Corporation 1998 Pollo Tropical Long-Term Incentive Plan pursuant to which we may grant awards such as "Incentive Stock Options" (as defined under Section 422 of the Internal Revenue Code), nonqualified stock options, stock appreciation rights, restricted stock, performance shares and performance units and other stock-based awards to certain of our and our subsidiaries' officers and employees. The plan is designed to advance our interests and the interests of Holdings by providing an additional incentive to attract, retain and motivate qualified and competent persons through the encouragement of stock ownership or stock appreciation rights in Holdings.

  The 1998 Pollo Tropical Long-Term Incentive Plan permits the Compensation Committee of the Board of Directors of Holdings to grant, from time to time, options to purchase an aggregate of up to 100,000 shares of Holdings' Pollo Tropical class of common stock. The vesting periods for options and the expiration dates for exercisability of options granted under the 1998 Pollo Tropical Long-Term Incentive Plan are determined by Holdings' Compensation Committee; however, the exercise period for an option granted under the 1998 Pollo Tropical Long-Term Incentive Plan may not exceed ten years from the date of the grant. Holdings' Compensation Committee is authorized to grant options under the plan to all of our and our subsidiaries' eligible officers and employees, including executive officers and directors (other than outside directors and members of Holdings' Compensation Committee).

  Holdings' Compensation Committee determines the option exercise price per share of any option granted under the 1998 Pollo Tropical Long-Term Incentive Plan; however, the option price per share of an option intended to qualify as an Incentive Stock Option shall not be less than the fair market value of the Holdings' Pollo Tropical class of common stock on the date such option is granted. Payment of such option exercise price shall be made:

  (1) in cash;

  (2) by delivering shares of Holdings' Pollo Tropical class of common stock already owned by the holder of such options;

  (3) by delivering a promissory note;

  (4) by a combination of any of the foregoing, in accordance with the terms of the 1998 Pollo Tropical Long-Term Incentive Plan, the applicable stock option agreement and any applicable guidelines of Holdings' Compensation Committee in effect at the time; or

  (5) by any other means approved by Holdings' Compensation Committee.

  If the holder of an option issued pursuant to the plan elects to pay the exercise price of such option by delivering a promissory note, such promissory note may be either:

  (1) unsecured and fully recourse against the holder of such option; or

  (2) nonrecourse but secured by the shares of Holdings' Pollo Tropical class of common stock being purchased by such exercise and by other assets having a fair market value equal to not less than 40% of the exercise price of such option. In either event, such note shall mature on the fifth anniversary of the date of the note and bear interest at the rate provided under Section 1274(d) of the Internal Revenue Code of 1986, as amended from time to time.

  Pursuant to the 1998 Pollo Tropical Long-Term Incentive Plan, in the event of a Change of Control (as defined in the plan) any and all options issued and outstanding will vest and become exercisable in full on the date of such Change of Control. Under the terms of the 1998 Pollo Tropical Long-Term Incentive Plan a Change of Control includes both a change of control of Holdings or a sale of the Pollo Tropical Group. In addition, as soon as practicable but no later than thirty days before such Change of Control, Holdings' Compensation Committee shall notify any holder of an option granted under the plan of such Change of Control. Further, upon a Change of Control that qualifies as an Approved Sale (as defined in the plan) in which the outstanding common stock of Holdings is converted or exchanged for or becomes a right to receive any cash, property or securities other than Illiquid Consideration (as defined in the plan),

  (1) each option granted under the plan shall become exercisable solely for the amount of such cash, property or securities that the holder of such option would have been entitled to had such option been exercised immediately prior to such event;

  (2) the holder of such option shall be given an opportunity to either:

    (a) exercise such option prior to the consummation of the Approved Sale and participate in such sale as a holder of Holdings' Pollo Tropical common stock; or

    (b) upon consummation of the Approved Sale, receive in exchange for such option consideration equal to the amount determined by multiplying:

      (x) the same amount of consideration per share of Holdings' Pollo Tropical common stock received by the holders of Holdings' Pollo Tropical common stock in connection with the Approved Sale less the exercise price per share of Holdings' Pollo Tropical common stock of such option to acquire Holdings' Pollo Tropical common stock by

      (y) the number of shares of Holdings' Pollo Tropical common stock represented by such option; and

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

  Castaldo Employment Agreement. Effective July 20, 1998, in connection with our acquisition of Pollo Tropical, we entered into an Amended and Restated Employment Agreement with Nicholas A. Castaldo, which amended and restated an Employment Agreement dated September 19, 1995, as amended May 5, 1997, between Pollo Tropical and Mr. Castaldo. Pursuant to the amended agreement, Mr. Castaldo serves as the President and Chief Operating Officer of our Pollo Tropical Division. The agreement is for an initial term commencing on July 20, 1998 and ending September 30, 2003, and is subject to renewal for up to two additional one-year periods at our option, exercisable by giving written notice to Mr. Castaldo by no later than July 31, 2003 or 2004, as applicable. Pursuant to the agreement, Mr. Castaldo receives a base salary of $300,000 per year during the term, which amount increases on each January 1st during the term by at least 5% subject to additional increases that may be authorized by our Board of Directors. Pursuant to the agreement, Mr. Castaldo is eligible to receive an annual bonus of up to 100% of his base salary (of which not more than 50% may be subject to deferral provisions in our Executive Bonus Plan (as defined in the agreement)), which bonus is payable in accordance with our Executive Bonus Plan and is based solely upon the achievement by Mr. Castaldo of certain corporate and individual performance standards during the relevant period as reasonably established by us with Mr. Castaldo. Pursuant to the agreement, Mr. Castaldo was granted non-qualified options to purchase 5% of Holdings' Pollo Tropical common stock pursuant to the 1998 Pollo Tropical Long-Term Incentive Plan. Mr. Castaldo's agreement provides that if Mr. Castaldo's employment is terminated by us without Cause (as defined in the agreement) or by Mr. Castaldo for Good Reason (as defined in the agreement), or if the term of the agreement expires, then Mr. Castaldo is entitled to the following payments and benefits:

  (1) An amount equal to the greater of:

    (a) Mr. Castaldo's base salary then in effect, from the date on which his employment is terminated or expires under the terms of the agreement until 12 months after such termination date; or

    (b) Mr. Castaldo's base salary from such termination date through the end of the initial term. The foregoing will be payable as follows: a lump sum equal to one year's then current base salary payable within ten days of such termination date and the balance, if any, payable in 24 equal monthly installments.

  (2) Mr. Castaldo's stock options granted under the Option Agreement (as defined in the agreement) shall vest as set forth in and in accordance with the terms and provisions of the Option Agreement;

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

    (d) on December 31, 1999 with regard to 5,610 shares of Holdings' common stock; and

  (3) will become exercisable:

    (a) on December 31, 2000 with regard to 11,220 shares of Holdings' common stock.

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

    (d) on December 31, 1999 with regard to 3,740 shares of Holdings' common stock, and

  (3) will become exercisable:

    (a) on December 31, 2000 with regard to 7,480 shares of Holdings' common stock.

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

  Castaldo Option Agreement. In conjunction with Mr. Castaldo's employment agreement Holdings granted Mr. Castaldo a nonqualified stock option to purchase 50,000 shares of Holdings' Pollo Tropical class of common stock under the 1998 Pollo Tropical Long-Term Incentive Plan. The option:

  (1) has a term of ten years from the date of grant;

  (2) became exercisable on July 19, 1999 with regard to 20,000 shares of Holdings' Pollo Tropical common stock at an exercise price of $77.50 per share; and

  (3) will become exercisable:

    (a) on July 19, 2000 with regard to 7,500 shares of Holdings' Pollo Tropical common stock at an exercise price of $88.80 per share;

    (b) on July 19, 2001 with regard to 7,500 shares of Holdings' Pollo Tropical common stock at an exercise price of $102.90 per share;

    (c) on July 19, 2002 with regard to 7,500 shares of Holdings' Pollo Tropical common stick at an exercise price of $119.50 per share; and

    (d) on July 19, 2003 with regard to 7,500 shares of Holdings' Pollo Tropical common stock at an exercise price of $137.00 per share.

Item 12. Security Ownership of Certain Beneficial Owners and Management

  The following tables set forth the number and percentage of shares of our voting stock and Holdings' voting common stock beneficially owned, as of March 15, 2000, by:

  (1) all persons known by us to be the beneficial owners of more than 5% of the shares of such voting common stock;

  (2) each of our directors who owns shares of such voting common stock;

  (3) each of our executive officers included in the Summary Compensation Table above; and

  (4) all of our executive officers and directors as a group.

                           Shares Beneficially Owned
                           ----------------------------
                             Number        Percentage
                           ------------- --------------
Stockholders of Carrols
 Corporation:
 Carrols Holdings                     10          100%
 Corporation.............
 968 James Street
 Syracuse, New York 13203
                                 Carrols Class          Pollo Tropical Class
                           ---------------------------- ------------------------
                             Number        Percentage    Number      Percentage
                           ------------- -------------- ----------- ------------
Stockholders of Carrols
 Holdings Corporation(a):
 BIB Holdings (Bermuda)          566,667         46.8%          --          --
 Ltd.(b).................
 c/o Dilmun Investments
 Metro Center
 One Station Place
 Stamford, CT 06902

 Madison Dearborn Capital        283,333         23.4%          --          --
 Partners, L.P. .........
 Three First National
 Plaza
 Suite 3800
 Chicago, IL 60602

 Madison Dearborn Capital        283,334         23.4%          --          --
 Partners II, L.P. ......
 (Same address as Madison
 Dearborn Capital
 Partners, L.P.)

Executive Officers and
 Directors:
 Alan Vituli(c)..........         59,645          4.8%
 Daniel T. Accordino.....         23,828          1.9%
 Nicholas A. Castaldo....            --            --        20,000         2.0%
 Paul R. Flanders........          1,450        *
 Joseph A. Zirkman.......          1,175        *
 Clayton E. Wilhite......            625        *
 Directors and executive
  officers of Carrols as
  a group (11 persons)...         87,291          7.1%       20,000         2.0%

--------
 * Less than one percent.

(a) The number of shares shown in the table includes stock options which are currently exercisable or exercisable within 60 days to purchase: 49,818 shares held by Mr. Vituli; 22,968 shares held by Mr. Accordino; 20,000 held by Mr. Castaldo; 1,450 shares held by Mr. Flanders; 1,052 shares held by Mr. Zirkman; and 625 shares held by Mr. Wilhite.
(b) These 566,667 shares of Holdings' common stock were previously owned by Atlantic Restaurants, Inc. which was formed to effect the acquisition of the company in 1996. Atlantic Restaurants, Inc., which was a wholly-owned subsidiary of BIB Holdings, was merged into BIB Holdings on February 10, 1999.
(c) Includes 32,130 vested stock options contributed to and held by the Vituli Family Trust.

Item 13. Certain Relationships and Related Transactions

  Stockholders Agreement. On March 27, 1997, in connection with the investment by Madison Dearborn Capital Partners, L.P. and Madison Dearborn Capital Partners II, L.P., all holders of Holdings' voting common stock entered into a Stockholders Agreement. The agreement provides that all holders of Holdings' voting common stock will vote their common stock in order to cause the following individuals to be elected to the Board of Directors of Holdings and each of its subsidiaries (including us):

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

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

  (a) Financial Statements

                                                                        Page
                                                                        ----
   CARROLS CORPORATION AND SUBSIDIARIES
     Report of Independent Certified Public Accountants............. F-1
     Financial Statements:
       Consolidated Balance Sheets.................................. F-2
       Consolidated Statements of Operations........................ F-3
       Consolidated Statements of Stockholder's Equity.............. F-4
       Consolidated Statements of Cash Flows........................ F-5
       Notes to Consolidated Financial Statements................... F-6 to F-19

  (b) Financial Statement Schedules

          Schedule            Description                 Page
          --------            -----------                 ----
            II     Valuation and Qualifying Accounts   F-20

  Schedules other than those listed are omitted for the reason that they are not required, not applicable, or the required information is shown in the financial statements or notes thereto.

  Separate financial statements of the Company are not filed for the reasons that (1) consolidated statements of the Company and its consolidated subsidiaries are filed and (2) the Company is primarily an operating Company and all subsidiaries included in the consolidated financial statements filed are wholly-owned, and indebtedness of all subsidiaries included in the consolidated financial statements to any person other than the Company does not exceed 5% of the total assets as shown by the Consolidated Balance Sheet at December 31, 1999.

  Reports on Form 8-K--No current reports on Form 8-K were filed during the quarter ended January 2, 2000.

                                 EXHIBIT INDEX

 Exhibit
 Number                                Description
 -------                               -----------
     2.1 Agreement and Plan of Merger dated June 3, 1998 by and between Carrols
         Corporation and Pollo Tropical, Inc. (incorporated by reference to
         Exhibit (c)(1) to the Tender Offer Statement on Schedule 14 (d)(1)
         dated July 3, 1998)

     3.1 Restated Certificate of Incorporation (incorporated by reference to
         Exhibit 3.(3)(a) to Carrols Corporation's 1987 Annual Report on Form
         10-K)

     3.2 Certificate of Amendment of the Restated Certificate of Incorporation
         (incorporated by reference to Exhibit 3.2 to Carrols Corporation's
         Amendment No. 1 to Form S-4 filed March 24, 1999)

     3.3 Restated By-laws (incorporated by reference to Exhibit 3.(3)(b) to
         Carrols Corporation's 1986 Annual Report on Form 10-K)

     3.4 Certificate of Amendment to the Restated Certificate of Incorporation of Carrols Holdings Corporation (incorporated by reference to Exhibit
         3.1 to Carrols Corporation's September 30, 1999 Quarterly Report on
         Form 10-Q)

     4.1 Indenture, dated as of November 24, 1998, between Carrols Corporation, the Guarantors named therein and IBJ Schroder Bank & Trust Company, as
         Trustee (incorporated by reference to Exhibit 4.1 to Carrols
         Corporation's Form S-4 filed February 2, 1999)

     4.2 Exchange and Registration Rights Agreement, dated as of November 24,
         1998, among Carrols Corporation and Chase Securities Inc. and
         NationsBanc Montgomery Securities LLC (incorporated by reference to
         Exhibit 4.2 to Carrols Corporation's Form S-4 filed on February 2,
         1999

     4.3 Form of 9 1/2% Senior Subordinated Note due 2008 (incorporated by reference to Exhibit 4.3 to Carrols Corporation's Form S-4 filed
         February 2, 1999)

    10.1 Loan Agreement dated as of May 12, 1997 by and among Carrols
         Corporation, Texas Commerce Bank National Association, Heller
         Financial, Inc., First Union National Bank of North Carolina, and the other lenders now or thereafter parties thereto (incorporated by reference to Exhibit 10.1 to Carrols Corporation's Form S-4 filed
         February 2, 1999)

    10.2 Stock Purchase Agreement dated as of February 25, 1997 by and among
         Madison Dearborn Capital Partners, L.P., Madison Dearborn Capital
         Partners II, L.P., Atlantic Restaurants, Inc. and Carrols Holdings
         Corporation (incorporated by reference to Exhibit 10.12 to Carrols
         Corporation's 1996 Annual Report on Form 10-K)

 (2)10.3 1994 Regional Directors Bonus Plan (incorporated by reference to
         Exhibit 10.19 to Carrols Corporation's 1994 Annual Report on Form 10-K)

 (2)10.4 Amended and Restated Employment Agreement dated as of April 3, 1996 by and between Carrols Corporation and Alan Vituli (incorporate reference to Exhibit 10.23 to Carrols Corporation's Current Report on Form 8-K filed on April 10, 1996)

 (2)10.5 Amended and Restated Employment Agreement dated as of April 3, 1996 by and between Carrols Corporation and Daniel T. Accordino (incorporated by reference to Exhibit 10.24 to Carrols Corporation's Current Report on Form 8-K filed on April 10, 1996)

 (2)10.6 Amended and Restated Employment Agreement dated as of July 20, 1998 by and between Carrols Corporation and Nicholas A. Castaldo (incorporated by reference to Exhibit 10.11 to Carrols Corporation's Form S-4 filed
         February 2, 1999)

 (2)10.7 Carrols Corporation 1996 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.20 to Carrols Corporation's 1996 Annual Report on Form 10-K)

 (2)10.8 Stock Option Agreement dated as of December 30, 1996 by and between
         Carrols Corporation and Alan Vituli (incorporated by reference to
         Exhibit 10.21 to Carrols Corporation's 1996 Annual Report on Form 10-K)

 Exhibit
  Number                               Description
 -------                               -----------
 (2)10.9  Stock Option Agreement dated as of December 30, 1996 by and between
          Carrols Corporation and Daniel T. Accordino (incorporated by reference to Exhibit 10.22 to Carrols Corporation's 1996 Annual
          Report on Form 10-K)

    10.10 Form of Stockholders Agreement by and among Carrols Holdings
          Corporation, Madison Dearborn Capital Partners, L.P., Madison
          Dearborn Capital Partners II, L.P., Atlantic Restaurants, Inc.,
          Alan Vituli, Daniel T. Accordino and Joseph A. Zirkman (incorporated by reference to Exhibit 10.23 to Carrols Corporation's 1996 Annual
          Report on Form 10-K)

    10.11 Form of Registration Agreement by and among Carrols Holdings
          Corporation, Atlantic Restaurants, Inc., Madison Dearborn Capital
          Partners, L.P., Madison Dearborn Capital Partners II, L.P.,
          Alan Vituli, Daniel T. Accordino and Joseph A. Zirkman (incorporated by reference to Exhibit 10.24 to Carrols Corporation's 1996 Annual
          Report on Form 10-K)

    10.12 Form of Second Amended and Restated Employment Agreement by and between Carrols Corporation and Alan Vituli (incorporated by reference to Exhibit 10.25 to Carrols Corporation's 1996 Annual
          Report on Form 10-K)

    10.13 Form of Second Amended and Restated Employment Agreement by and between Carrols Corporation and Daniel T. Accordino (incorporated by reference to Exhibit 10.26 to Carrols Corporation's 1996 Annual
          Report on Form 10-K)

    10.14 Form of Carrols Holdings Corporation 1996 Long-Term Incentive Plan
          (incorporated by reference to Exhibit 10.27 to Carrols Corporation's
          1996 Annual Report on Form 10-K)

 (2)10.15 Form of Stock Option Agreement by and between Carrols Holdings
          Corporation and Alan Vituli (incorporated by reference to Exhibit
          10.28 to Carrols Corporation's 1996 Annual Report on Form 10-K)

 (2)10.16 Form of Stock Option Agreement by and between Carrols Holdings
          Corporation and Daniel T. Accordino (incorporated by reference to
          Exhibit 10.29 to Carrols Corporation's 1996 Annual Report on Form 10-
          K)

 (2)10.17 Form of Unvested Stock Option Agreement by and between Carrols
          Holdings Corporation and Alan Vituli (incorporated by reference to
          Exhibit 10.30 to Carrols Corporation's 1996 Annual Report on Form 10-
          K)

 (2)10.18 Form of Unvested Stock Option Agreement by and between Carrols
          Holdings Corporation and Daniel T. Accordino (incorporated by reference to Exhibit 10.31 to Carrols Corporation's 1996 Annual
          Report on Form 10-K)

 (2)10.19 Form of Unvested Stock Option Agreement by and between Carrols
          Holdings Corporation and Joseph A. Zirkman (incorporated by reference to Exhibit 10.32 to Carrols Corporation's 1996 Annual Report on Form
          10-K)

    10.20 First Amendment to the Stock Purchase Agreement dated March 27, 1997 by and among Carrols Holdings Corporation, Atlantic Restaurants,
          Inc., Madison Dearborn Capital Partners, L.P. and Madison Dearborn
          Capital Partners II, L.P. (incorporated by reference to Exhibit 10.38 to Carrols Corporation's current report on Form 8-K filed March 27,
          1997)

    10.21 Purchase and Sale Agreement dated as of January 15, 1997 by and between Carrols Corporation, as Purchaser, Omega Services, Inc. as
          Seller and Mr. Harold W. Hobgood as Omega's Agent (incorporated by reference to Exhibit 10.39 to Carrols Corporation's current report on Form 8-K filed March 27, 1997)

    10.22 Purchase and Sale Agreement dated as of January 15, 1997 by and between Carrols Corporation, as Purchaser, Omega Services, Inc. as
          Seller and Mr. Harold W. Hobgood as Omega's Agent (incorporated by reference to Exhibit 10.40 to Carrols Corporation's current report on Form 8-K filed March 27, 1997)

   Exhibit
   Number                                Description
   -------                               -----------
       10.23 Purchase Agreement dated as of July 7, 1997 among Carrols
             Corporation, as Purchaser, and the individuals and trusts listed on Exhibit A attached thereto, as Sellers, the individuals and entities listed on Exhibit B attached thereto, as Affiliated Real
             Property Owners, and Richard D. Fors, Jr. and Charles J. Mund, as
             the Seller's representatives (incorporated by reference to Exhibit
             10.41 to Carrols Corporation's current report on Form 8-K filed
             August 20, 1997)

    (2)10.24 Carrols Holdings Corporation 1998 Directors' Stock Option Plan
             (incorporated by reference to Exhibit 10.29 to Carrols
             Corporation's 1998 Annual Report on Form 10-K)

       10.25 Loan Agreement dated as of February 12, 1999 by and among Carrols
             Corporation, each of the Lenders party thereto, Manufacturers and Traders Trust Company, as Co-Agent, Nationsbank, N.A., as Co-
             Agent, Suntrust Bank, Atlanta, as Co-Agent and Chase Bank of
             Texas, National Association, as Agent (incorporated by reference to Exhibit 10.30 to Carrols Corporation's Amendment No. 1 to Form
             S-4 filed March 24, 1999)

       10.26 Supply Agreement between AmeriServe Food Distribution, Inc. and
             Carrols Corporation dated January 31, 1999 (incorporated by reference to Exhibit 10.31 to Carrols Corporation's June 30, 1999
             Quarterly Report on Form 10-Q)

       10.27 Amendment to Loan Agreement dated as of May 17, 1999 by and among Carrols Corporation, each of the Lenders party thereto, Manufacturers and Traders Trust Company, as Co-Agent, Nationsbank,
             N.A., as Co-Agent, Suntrust Bank, Atlanta, as Co-Agent and Chase
             Bank of Texas, National Association, as Agent (incorporated by reference to Exhibit 10.32 to Carrols Corporation's June 30, 1999
             Quarterly Report on Form 10-Q)

    (2)10.28 Carrols Holdings Corporation 1998 Pollo Tropical Long-Term
             Incentive Plan (incorporated by reference to Exhibit 10.1 to
             Carrols Corporation's September 30, 1999 Quarterly Report on
             Form 10-Q)

 (1)(2)10.29 Carrols Corporation Retirement Savings Plan dated April 1, 1999.

       21.1  List of Subsidiaries (incorporated by reference to Exhibit 21.1 to
             Carrols Corporation's Form S-4 filed February 2, 1999)

    (1)27    Financial Data Schedule

--------
(1)Filed herewith.
(2) Management contract or compensatory plan or arrangement identified pursuant to this report.

              REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors and Shareholder of Carrols Corporation

  In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, stockholder's equity, cash flows, and supplemental schedule present fairly, in all material respects, the financial position of Carrols Corporation (a wholly owned subsidiaries of Carrols Corporation) and its Subsidiaries at December 31, 1999 and December 31, 1998, and the results of their operations and their cash flows for the three years ended in the period December 31, 1999, in conformity with accounting principles generally accepted in the United States. These financial statements and schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provided a reasonable basis for the opinion expressed above.

                                          /s/ Pricewaterhousecoopers LLP

Syracuse, New York
February 25, 2000

                      CARROLS CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                           December 31, 1999 and 1998

                                                        1999          1998
                                                    ------------  ------------
                      ASSETS
Current Assets:
 Cash and cash equivalents......................... $  1,901,000  $  6,777,000
 Trade and other receivables, net of reserves of
  $53,000 and $93,000, respectively                      787,000     1,060,000
 Inventories.......................................    4,211,000     3,431,000
 Prepaid rent......................................    1,829,000     1,370,000
 Prepaid expenses and other current assets.........    1,629,000     1,398,000
 Refundable income taxes (Note 7)..................      682,000     4,588,000
 Deferred income taxes (Note 7)....................    6,475,000     3,956,000
                                                    ------------  ------------
Total current assets...............................   17,514,000    22,580,000
                                                    ------------  ------------
Property and equipment, at cost (Notes 3 and 4):
 Land..............................................    9,280,000     9,497,000
 Buildings and improvements........................   27,044,000    22,275,000
 Leasehold improvements............................   61,034,000    57,148,000
 Equipment.........................................  102,647,000    81,630,000
 Capital leases....................................   14,407,000    14,570,000
                                                    ------------  ------------
                                                     214,412,000   185,120,000
Less accumulated depreciation and amortization.....  (91,599,000)  (77,451,000)
                                                    ------------  ------------
Net property and equipment.........................  122,813,000   107,669,000
                                                    ------------  ------------
Franchise rights, at cost less accumulated
 amortization of $34,174,000 and $29,785,000,
 respectively......................................  101,927,000   105,045,000
Intangible assets, at cost less accumulated
 amortization of $11,328,000 and $9,630,000,
 respectively......................................   67,545,000    69,167,000
Other assets.......................................   10,228,000    11,363,000
Deferred income taxes (Note 7).....................          --      2,986,000
                                                    ------------  ------------
                                                    $320,027,000  $318,810,000
                                                    ============  ============
       LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
 Accounts payable.................................. $ 19,345,000  $ 11,162,000
 Accrued interest..................................    1,920,000     2,012,000
 Accrued payroll, related taxes and benefits.......    7,267,000     9,390,000
 Other liabilities.................................    6,302,000     7,153,000
 Current portion of long-term debt (Note 4)........    4,120,000     3,200,000
 Current portion of capital lease obligations (Note
  3)...............................................      256,000       296,000
                                                    ------------  ------------
Total current liabilities..........................   39,210,000    33,213,000
Long-term debt, net of current portion (Note 4)....  247,661,000   256,285,000
Capital lease obligations, net of current portion
 (Note 3)..........................................    1,457,000     1,741,000
Deferred income--sale/leaseback of real estate
 (Note 3)..........................................    4,463,000     4,274,000
Accrued postretirement benefits (Note 12)..........    1,913,000     1,708,000
Deferred income taxes (Note 7).....................    1,208,000           --
Other liabilities..................................    9,064,000     7,591,000
                                                    ------------  ------------
Total liabilities..................................  304,976,000   304,812,000
Commitments and contingencies (Notes 3 and 10)
Stockholder's equity (Note 8):
Common stock, par value $1; authorized 1,000
 shares, issued and outstanding--10 shares.........           10            10
Additional paid-in capital.........................   24,484,990    24,484,990
Accumulated deficit................................   (9,434,000)  (10,487,000)
                                                    ------------  ------------
Total stockholder's equity.........................   15,051,000    13,998,000
                                                    ------------  ------------
                                                    $320,027,000  $318,810,000
                                                    ============  ============

   The accompanying notes are an integral part of these financial statements.

                      CARROLS CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                  Years Ended December 31, 1999, 1998 and 1997

                                           1999         1998         1997
                                       ------------ ------------ ------------
Revenues:
  Restaurant sales.................... $455,440,000 $416,190,000 $295,436,000
  Franchise fees and royalty
   revenues...........................    1,039,000      395,000          --
                                       ------------ ------------ ------------
  Total revenues......................  456,479,000  416,585,000  295,436,000
                                       ------------ ------------ ------------
Costs and expenses:
  Cost of sales.......................  137,279,000  122,620,000   85,542,000
  Restaurant wages and related
   expenses...........................  134,125,000  121,732,000   89,447,000
  Other restaurant operating
   expenses...........................   89,093,000   82,710,000   61,691,000
  Advertising expense.................   20,618,000   18,615,000   13,122,000
  General and administrative..........   23,102,000   19,219,000   13,121,000
  Depreciation and amortization.......   23,898,000   20,005,000   15,102,000
                                       ------------ ------------ ------------
  Total operating expenses............  428,115,000  384,901,000  278,025,000
                                       ------------ ------------ ------------
Income from operations................   28,364,000   31,684,000   17,411,000
  Interest expense....................   22,386,000   21,068,000   15,581,000
  Interest income (Note 7)............          --           --      (983,000)
  Refinancing expenses (Note 5).......          --     1,639,000          --
                                       ------------ ------------ ------------
Income before income taxes and
 extraordinary loss...................    5,978,000    8,977,000    2,813,000
Provision for income taxes (Note 7)...    3,826,000    4,847,000      655,000
                                       ------------ ------------ ------------
Income before extraordinary loss......    2,152,000    4,130,000    2,158,000
Extraordinary loss on extinguishment
 of debt, net of tax benefit (Note
 4)...................................    1,099,000    3,701,000          --
                                       ------------ ------------ ------------
Net income............................ $  1,053,000 $    429,000 $  2,158,000
                                       ============ ============ ============


   The accompanying notes are an integral part of these financial statements.

                      CARROLS CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY

                  Years Ended December 31, 1999, 1998 and 1997

                                Additional                                   Total
                         Common  Paid-In-    Accumulated      Notes      Stockholder's
                         Stock    Capital      Deficit     Receivable   Equity (Deficit)
                         ------ -----------  ------------  -----------  ----------------
Balance at January 1,
 1997...................   10   $ 1,411,990  $(10,574,000) $(2,500,000)   $(11,662,000)
  Net income............                        2,158,000                    2,158,000
  Dividends declared....         (4,338,000)                                (4,338,000)
  Capital contribution..         30,382,000                                 30,382,000
  Tax benefit from sale
   of stock options due
   to change of
   control..............            907,000                                    907,000
  Redemption of
   warrants.............                       (2,500,000)   2,500,000
                          ---   -----------  ------------  -----------    ------------
Balance at December 31,
 1997...................   10    28,362,990   (10,916,000)         --       17,447,000
  Net income............                          429,000                      429,000
  Dividends declared....         (3,878,000)                                (3,878,000)
                          ---   -----------  ------------  -----------    ------------
Balance at December 31,
 1998...................   10    24,484,990   (10,487,000)         --       13,998,000
  Net income............                        1,053,000                    1,053,000
                          ---   -----------  ------------  -----------    ------------
Balance at December 31,
 1999...................   10   $24,484,990  $ (9,434,000) $       --     $ 15,051,000
                          ===   ===========  ============  ===========    ============


   The accompanying notes are an integral part of these financial statements.

                      CARROLS CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                  Years Ended December 31, 1999, 1998 and 1997

                                          1999          1998           1997
                                      ------------  -------------  ------------
Cash Flows from Operating
 Activities:
 Net income.........................  $  1,053,000  $     429,000  $  2,158,000
 Adjustments to reconcile net income
  to net cash provided by operating
  activities:
 Loss (gain) on disposal of property
  and equipment.....................       102,000        (96,000)     (344,000)
 Depreciation and amortization......    23,898,000     20,005,000    15,102,000
 Extraordinary loss on
  extinguishment of debt, net of
  tax...............................     1,099,000      3,701,000           --
 Deferred income taxes..............     1,675,000        854,000       860,000
 Changes in operating assets and
  liabilities:
 Refundable income taxes............     4,632,000      2,204,000    (2,141,000)
 Accounts payable...................     8,183,000     (3,169,000)    2,631,000
 Accrued payroll, related taxes and
  benefits..........................    (2,123,000)     2,128,000     1,286,000
 Accrued income taxes...............           --             --     (1,058,000)
 Other liabilities--current.........      (851,000)       383,000     1,229,000
 Accrued interest...................       (92,000)    (2,758,000)       29,000
 Other liabilities--long-term.......     1,953,000            --      1,593,000
 Other..............................    (1,356,000)      (408,000)   (1,405,000)
                                      ------------  -------------  ------------
Net cash provided from operating
 activities.........................    38,173,000     23,273,000    19,940,000
                                      ------------  -------------  ------------
 Cash Flows for Investing
  Activities:
 Capital expenditures:
  Purchase of Pollo Tropical, Inc.
   net of cash acquired.............           --     (94,632,000)          --
  New restaurant development........   (14,085,000)   (13,297,000)   (9,732,000)
  Restaurant remodeling.............    (9,795,000)    (9,500,000)   (3,807,000)
  Corporate and restaurant
   information systems..............   (11,883,000)    (4,246,000)     (320,000)
  Other capital expenditures........    (9,569,000)    (6,252,000)   (4,351,000)
  Acquisition of restaurants........    (3,833,000)      (629,000)  (78,485,000)
 Payments received on notes and
  mortgages.........................           --         715,000        88,000
 Proceeds from dispositions of
  property and equipment............       230,000      1,337,000     1,224,000
                                      ------------  -------------  ------------
Net cash used for investing
 activities.........................  $(48,935,000) $(126,504,000) $(95,383,000)
                                      ------------  -------------  ------------
 Cash Flows from Financing
  Activities:
 Proceeds from long-term debt, net..  $        --   $ 245,000,000  $ 65,206,000
 Principal payments and retirements
  of long-term obligations..........    (8,028,000)  (143,851,000)  (26,184,000)
 Proceeds from sale-leaseback
  transactions......................    14,800,000     20,532,000    13,000,000
 Dividends paid.....................           --      (3,878,000)   (4,338,000)
 Financing costs associated with
  issuance of debt..................      (886,000)    (5,408,000)   (2,592,000)
 Redemption premium on retirement of
  debt..............................           --      (4,639,000)          --
 Exercise of employee stock options
  and related tax benefits..........           --             --        907,000
 Capital contribution...............           --             --     30,382,000
                                      ------------  -------------  ------------
Net cash provided from financing
 activities.........................     5,886,000    107,756,000    76,381,000
                                      ------------  -------------  ------------
Net increase (decrease) in cash and
 cash equivalents...................    (4,876,000)     4,525,000       938,000
Cash and cash equivalents, beginning
 of year............................     6,777,000      2,252,000     1,314,000
                                      ------------  -------------  ------------
Cash and cash equivalents, end of
 year...............................  $  1,901,000  $   6,777,000  $  2,252,000
                                      ============  =============  ============
Supplemental disclosures:
 Interest paid on debt..............  $ 22,739,000  $  23,826,000  $ 15,552,000
 Income taxes paid..................  $  1,594,000  $   3,652,000  $  1,456,000

   The accompanying notes are an integral part of these financial statements.

                     CARROLS CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 Years Ended December 31, 1999, 1998 and 1997

1. Summary of Significant Accounting Policies

  Basis of Consolidation. The consolidated financial statements include the accounts of Carrols Corporation and its Subsidiaries (the "Company"). All significant intercompany transactions have been eliminated in consolidation. The Company is a wholly-owned subsidiary of Carrols Holdings Corporation ("Holdings").

  At December 31, 1999 the Company operated, as franchisee, 352 quick-service restaurants under the trade name "Burger King" in thirteen Northeastern, Midwestern and Southeastern states. As described in Note 13, during 1998, the Company purchased Pollo Tropical, Inc. ("Pollo Tropical"). At December 31, 1999 the Company also owned and operated 45 Pollo Tropical restaurants located in Florida and franchised 23 restaurants in Puerto Rico, Ecuador and Florida.

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

  Property and Equipment. Property and equipment are recorded at cost. Depreciation and amortization is provided using the straight-line method over the following estimated useful lives:

   Buildings and improvements...... 5 to 20 years
   Leasehold improvements.......... Remaining life of lease including renewal options or life of asset whichever is
                                    shorter
   Equipment....................... 3 to 10 years
   Computer hardware and software.. 3 to 7 years
   Capital leases.................. Remaining life of lease

  Depreciation expense for the years ended December 31, 1999, 1998 and 1997 was $15,314,000, $12,737,000 and $9,718,000, respectively.

  Burger King Franchise Rights. Fees for initial franchises and renewals are amortized using the straight-line method over the term of the agreement, generally twenty years. Acquisition costs allocated to franchise rights are amortized using the straight-line method, principally over the remaining lives of the acquired leases including renewal options, but not in excess of 40 years.

  Intangible Assets. Intangible assets consist of the excess purchase price over net assets acquired, beneficial leases and trademarks. The excess purchase price over net assets acquired and trademarks are amortized using the straight line method over 40 years. Beneficial leases are amortized using the straight-line method over the lives of the leases including renewal options, but not in excess of 40 years.

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

                     CARROLS CORPORATION AND SUBSIDIARIES

                 Years Ended December 31, 1999, 1998 and 1997

costs associated with the Company's unsecured senior subordinated notes and on a straight-line basis for costs associated with the Company's senior credit facility.

  Franchise Fees and Royalty Revenues associated with Pollo Tropical restaurants. Franchise fees are typically collected upon execution of an area development and/or franchise agreement. Royalty revenues are based on a percent of gross sales. Franchise fees are initially recorded as deferred revenue and are recognized in earnings when the franchised restaurants are opened, or upon forfeiture of such fees by the franchisees pursuant to the terms of the franchise development agreements.

  Income Taxes. The Company and its subsidiaries have filed separate federal income tax returns for the year ended December 31, 1997 and a consolidated federal income tax return for the years ended December 31, 1998 and 1999.

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

  Self Insurance. The Company is generally self-insured for workers compensation and general liability insurance. The Company maintains stop loss coverage for both individual and aggregate claim amounts. Losses are accrued based upon the Company's estimates of the aggregate liability for claims based on Company experience and certain actuarial methods used to measure such estimates.

  Fair Value of Financial Instruments. The following methods were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that fair value:

  . Current Assets and Liabilities. The carrying value of cash and cash equivalents and accrued liabilities approximates fair value because of the short maturity of those instruments.

  . Senior Subordinated Notes. The fair values of outstanding senior subordinated notes and senior notes are based on quoted market prices. The fair values at December 31, 1999 and 1998 are approximately $153,850,000, and $171,275,000, respectively.

  . Revolving and Term Loan Facilities. Rates currently available to the
    Company for debt with similar terms and remaining maturities are used to estimate fair value. The recorded amounts, as of December 31, 1999 and 1998, approximated fair value.

  Stock-Based Compensation. Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," (SFAS 123) permits entities to recognize as an expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS 123 also allowed entities to continue to apply the provisions of APB 25 and provide pro forma net income disclosures for employee stock option grants as if the fair-value-based method defined in SFAS 123 has been applied. The Company has elected to continue to apply the provisions of APB 25 and provide the pro forma disclosure provisions of SFAS 123.

  Fiscal Year. The Company uses a 52-53 week fiscal year ending on the Sunday closest to December 31. The financial statements included herein are as of January 2, 2000 (52 weeks), January 3, 1999 (53 weeks) and December 28, 1997 (52 weeks).

                     CARROLS CORPORATION AND SUBSIDIARIES

                 Years Ended December 31, 1999, 1998 and 1997


  Reclassifications. Certain amounts for prior years have been reclassified to conform to the current year presentation.

2. Intangible Assets

  Intangible assets at December 31, net of accumulated amortization, consist of the following:

                                                           1999        1998
                                                        ----------- -----------
   Excess cost over net assets acquired................ $61,912,000 $62,961,000
   Beneficial leases...................................   5,192,000   5,665,000
   Trademarks..........................................     421,000     315,000
   Other...............................................      20,000     226,000
                                                        ----------- -----------
                                                        $67,545,000 $69,167,000
                                                        =========== ===========

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

  Deferred gains have been recorded as a result of sale/leaseback transactions and are being amortized over the lives of the leases. These leases are operating leases, with a twenty year primary term with four five-year renewal options. Accumulated amortization pertaining to capital leases for the years ended December 31, 1999 and 1998 was $10,898,000 and $10,580,000,
respectively.

  Minimum rent commitments under capital and non-cancelable operating leases at December 31, 1999 were as follows:

   Years Ending                                         Capital     Operating
   ------------                                        ----------  ------------
   2000............................................... $  466,000  $ 25,533,000
   2001...............................................    455,000    25,003,000
   2002...............................................    425,000    23,977,000
   2003...............................................    288,000    22,852,000
   2004...............................................    229,000    21,577,000
   2005 and thereafter................................    812,000   167,134,000
                                                       ----------  ------------
   Total minimum lease payments.......................  2,675,000  $286,076,000
                                                       ==========  ============
     Less amount representing interest................    962,000
                                                       ----------
   Total obligations under capital leases.............  1,713,000
     Less current portion.............................   (256,000)
                                                       ----------
   Long-term obligations under capital leases......... $1,457,000
                                                       ==========

                     CARROLS CORPORATION AND SUBSIDIARIES

                 Years Ended December 31, 1999, 1998 and 1997


  Total rent expense on operating leases, including percentage rent on both operating and capital leases, for the past three years was as follows:

                                              1999        1998        1997
                                           ----------- ----------- -----------
   Minimum rent on real property.......... $25,775,000 $22,441,000 $15,303,000
   Additional rent based on a percentage
    of sales..............................   3,901,000   4,328,000   3,099,000
   Equipment rent.........................     226,000      39,000     162,000
                                           ----------- ----------- -----------
                                           $29,902,000 $26,808,000 $18,564,000
                                           =========== =========== ===========

4. Long-Term Debt

  Long-term debt at December 31 consisted of:

                                                       1999          1998
                                                   ------------  ------------
   Collateralized:
     Revolving credit facility.................... $ 34,100,000  $ 38,619,000
     Term loan facility...........................   47,000,000    50,000,000
     Other notes payable with interest rates to
      10%.........................................      681,000       866,000
   Unsecured 9.5% senior subordinated notes.......  170,000,000   170,000,000
                                                   ------------  ------------
                                                    251,781,000   259,485,000
   Less current portion...........................   (4,120,000)   (3,200,000)
                                                   ------------  ------------
                                                   $247,661,000  $256,285,000
                                                   ============  ============

  On February 12, 1999, the Company entered into a new senior credit facility with Chase Bank of Texas, National Association, as agent and lender, and other lenders as parties thereto. This facility provides for total borrowings of $155 million and consists of a $105 million revolving credit facility (including a standby letter of credit facility for up to $5 million) and a $50 million term loan facility.

  In connection with the new senior credit facility above, the Company has recognized an extraordinary loss of $1,099,000 in 1999 which is net of a $726,000 income tax benefit. This loss represents the write off of unamortized debt issue costs related to the previous senior credit facility.

  Borrowings under the revolving credit facility may be used to finance permitted acquisitions and new store development, or for working capital and general corporate purposes. At December 31, 1999, $68,250,000 was available for borrowings under the revolving credit facility, after reserving $2,650,000 for a letter of credit guaranteed by the facility.

  Borrowings under the revolving credit facility and the term loan facility bear interest at a per annum rate, at the Company's option, of either:

    1) the greater of the prime rate or the federal funds rate plus .50% plus a margin ranging from 0% to .75%, based on debt to cash flow ratios; or

    2) LIBOR plus a margin ranging from 1.00% to 2.25%, based on debt to cash flow ratios.

                     CARROLS CORPORATION AND SUBSIDIARIES

                 Years Ended December 31, 1999, 1998 and 1997


  The revolving credit facility expires on December 31, 2003 (subject to a one-year extension upon request and unanimous approval of the lenders). Remaining amounts under the term loan facility are repayable as follows:

    1) an aggregate of $4.0 million payable in four quarterly installments in 2000;

    2) an aggregate of $5.0 million payable in four quarterly installments in 2001;

    3) an aggregate of $6.0 million payable in four quarterly installments in 2002;

    4) an aggregate of $7.0 million payable in four quarterly installments in 2003; and

    5) a final payment of $25.0 million payable upon the term loan facility's maturity on December 31, 2003.

  In general, the Company's obligations under the senior credit facility are secured by all of the Company's assets, a pledge of the Company's common stock and the stock of each of the Company's subsidiaries.

  The Company issued $170 million of unsecured senior subordinated notes on November 24, 1998. The senior subordinated notes bear interest at a rate of 9.5% payable semi-annually on June 1 and December 1 and mature on December 1, 2008. The notes are redeemable at the option of the Company in whole or in part on or after December 1, 2003 at a price of 104.75% of the principal amount if redeemed before December 1, 2004, 103.167% of the principal amount if redeemed after December 1, 2004 but before December 1, 2005, 101.583% of the principal amount if redeemed after December 1, 2005 but before December 1, 2006 and at 100% of the principal amount after December 1, 2006.

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

  In connection with the redemption of the 11.5% senior notes in the fourth quarter of 1998, the Company recognized an extraordinary loss of $3,701,000, which is net of a $3,281,000 income tax benefit, for the redemption premium and the write-off of $2,343,000 in unamortized debt issue costs related to the 11.5% notes.

  Restrictive covenants of the senior subordinated notes and the senior credit facility include limitations with respect to the Company's ability to issue additional debt, incur liens, sell or acquire assets or businesses, pay dividends and make certain investments. In addition, the senior credit facility requires the Company to meet certain financial ratio tests.

  At December 31, 1999, principal payments required on all long-term debt, including the new senior credit facility, are as follows:

   2000............................................................ $  4,120,000
   2001............................................................    5,000,000
   2002............................................................    6,000,000
   2003............................................................   66,100,000
   2004............................................................          --
   Thereafter......................................................  170,561,000
                                                                    ------------
                                                                    $251,781,000
                                                                    ============

                     CARROLS CORPORATION AND SUBSIDIARIES

                 Years Ended December 31, 1999, 1998 and 1997


  The weighted average interest rate for the years ended December 31, 1999 and 1998 was 8.9% and 9.9%, respectively.

5. Refinancing Expenses

  The Company expensed all costs associated with its efforts to refinance its existing debt in the third quarter of 1998 as the timing of any future refinancing was then uncertain and the related activities had ceased. Approximately $1.2 million of these costs related to losses on interest rate hedge transactions.

6. Summarized Financial Information of Certain Subsidiaries

  The following table presents summarized combined financial information for the wholly-owned subsidiaries that unconditionally guarantee the $170 million senior subordinated notes of the Company. These subsidiaries are Carrols Realty Holdings, Carrols Realty I Corp., Carrols Realty II Corp., Carrols J.G. Corp., Quanta Advertising Corp., Pollo Franchise Inc. and Pollo Operations, Inc. The Statement of Operations for the year ended December 31, 1998 includes the operations of Pollo Operations, Inc. and Pollo Franchise Inc. for the period July 10, 1998 (date of acquisition) through December 31, 1998.

                                                             December 31,
                                                        -----------------------
                                                           1999        1998
                                                        ----------- -----------
   Balance sheet:
     Current assets.................................... $ 2,657,000 $   910,000
     Non-current assets................................  89,527,000  89,922,000
     Current liabilities...............................   5,734,000   7,401,000
     Non-current liabilities...........................  78,549,000  79,129,000
                                                  Year Ended December 31,
                                            -----------------------------------
                                               1999        1998        1997
                                            ----------- ----------- -----------
   Statement of Operations:
     Revenues.............................. $84,271,000 $35,543,000 $   283,000
     Operating expenses....................  71,719,000  30,576,000     283,000
     Income from operations................  12,552,000   4,967,000         --
     Net income............................   2,048,000     805,000         --

7. Income Taxes

  The income tax provision was comprised of the following for the years ended December 31:

                                                  1999       1998       1997
                                               ---------- ---------- ----------
   Current:
     Federal.................................. $  288,000 $  152,000 $  887,000
     Foreign..................................    239,000    114,000        --
     State....................................    744,000    471,000    628,000
                                               ---------- ---------- ----------
                                                1,271,000    737,000  1,515,000
                                               ---------- ---------- ----------
   Deferred:
     Federal..................................  2,188,000  3,602,000   (672,000)
     State....................................    367,000    508,000   (188,000)
                                               ---------- ---------- ----------
                                                2,555,000  4,110,000   (860,000)
                                               ---------- ---------- ----------
                                               $3,826,000 $4,847,000 $  655,000
                                               ========== ========== ==========

                     CARROLS CORPORATION AND SUBSIDIARIES

                 Years Ended December 31, 1999, 1998 and 1997


  The components of deferred income tax assets and liabilities at December 31, are as follows:

                                                          1999        1998
                                                       ----------  ----------
   Current Deferred Tax Assets:
     Accounts receivable and other reserves........... $  260,000  $  206,000
     Accrued vacation benefits........................    827,000     649,000
     Other non-deductible accruals....................    723,000     695,000
     Loss on disposal of assets.......................        --      259,000
     Reserve for closed restaurants...................    149,000     450,000
     Net operating loss carrryforwards................  4,516,000   1,697,000
                                                       ----------  ----------
   Total Current Deferred Tax Assets..................  6,475,000   3,956,000
                                                       ----------  ----------
   Long Term Deferred Tax Assets/(Liabilities):
     Deferred income on sale/leaseback of real
      estate..........................................  1,782,000   1,265,000
     Postretirement benefit expenses..................    764,000     723,000
     Capital leases...................................    361,000     412,000
     Property and equipment depreciation.............. (3,987,000) (1,216,000)
     Net operating loss carryforwards.................  5,190,000   7,388,000
     Amortization of franchise rights................. (6,772,000) (6,443,000)
     Non-deductible rent expense......................    762,000     843,000
     Tax credit carryforwards.........................    471,000         --
     Other............................................    221,000      14,000
                                                       ----------  ----------
   Total Long-Term Net Deferred Tax
    Assets/(Liabilities).............................. (1,208,000)  2,986,000
                                                       ----------  ----------
   Total Net Deferred Tax Assets...................... $5,267,000  $6,942,000
                                                       ==========  ==========

  The Company has net operating loss carryforwards for income tax purposes of approximately $25 million, at December 31, 1999. The net operating loss carryforwards expire in varying amounts beginning in 2003 through 2010. Due to a change in ownership the Company is generally limited, for Federal income tax purposes, to an annual utilization of net operating losses of $4,641,000. The Company has net operating losses of approximately $11.7 million available to be utilized in 2000 due to this limit not being fully utilized in prior years. In addition, the Company has available Federal alternative minimum tax credit carryforwards with no expiration date and other Federal tax credit carryforwards which begin to expire in 2018. Realization of the deferred income tax assets relating to net operating losses and tax credit carryforwards is dependent on generating sufficient taxable income prior to the expiration of these carryforwards. Based upon results of operations, management believes it is more likely than not that the Company will generate sufficient future taxable income to fully realize the benefit of deferred tax assets, although there can be no assurance of this.

  In connection with a tax appeals settlement, the Company recognized $983,000 of interest income in 1997.

                     CARROLS CORPORATION AND SUBSIDIARIES

                 Years Ended December 31, 1999, 1998 and 1997


  A reconciliation of the statutory federal income tax rate to the effective tax rates for the years ended December 31, is as follows:

                                 1999             1998             1997
                            ---------------  ---------------  ----------------
Statutory federal income
 tax rate.................  $2,034,000 34.0% $3,053,000 34.0% $ 957,000   34.0%
State income taxes, net of
 federal benefit..........     526,000  8.8     515,000  5.7    266,000    9.5
Nondeductible expenses....     956,000 16.0     611,000  6.8    197,000    7.0
Tax appeals settlement....         --   --          --   --    (806,000) (28.7)
Foreign taxes.............     158,000  2.6     114,000  1.3        --     --
Miscellaneous.............     152,000  2.6     554,000  6.1     41,000    1.4
                            ---------- ----  ---------- ----  ---------  -----
                            $3,826,000 64.0% $4,847,000 53.9% $ 655,000   23.2%
                            ========== ====  ========== ====  =========  =====

  Nondeductible expenses consist primarily of amortization of certain franchise rights and other intangibles.

8. Stockholder's Equity

 The Company

  The Company has 1,000 shares of common stock authorized of which 10 shares are issued and outstanding. The Company is 100% owned by Holdings. Dividends on the Company's common stock are restricted to amounts permitted by various loan agreements.

 Holdings

  During 1999, Holdings amended its Restated Certificate of Incorporation and its stockholders approved and adopted the following actions: (1) 7,250 shares of Holdings' Class A 10% Cumulative Redeemable Preferred Stock which were authorized but unissued, were canceled; (2) Holdings' authorized common stock was increased from 3,000,000 shares to 5,000,000 shares; and, (3) 100,000 shares of Preferred Stock, par value $0.01, were authorized.

  Holdings' common stock was designated to consist of two series comprising of 3,000,000 shares of Carrols Stock, par value $0.01 per share, and 2,000,000 shares of Pollo Tropical Stock, par value $0.01 per share. The existing common stock of Holdings was redesignated, on a share for share basis, for shares of the Carrols class of common stock. The holders of the Carrols Stock have exclusive voting rights; no holders of the Pollo Tropical Stock have voting rights, except as may be required pursuant to Delaware law.

  The Pollo Tropical class of Holdings' stock is considered a tracking stock, which is a class of stock intended to track the separate performance of the Company's Pollo Tropical division. This tracking stock was adopted as a separate series of equity securities in order to provide a framework for structuring employee incentive plans and to tie such incentives to the business results and performance of the Pollo Tropical division.

  The number of shares of Pollo Tropical class stock that initially represents 100% of the common stockholders' equity of Holdings attributable to the Pollo Tropical Group, was established at 1,000,000 shares by the Board of Directors. Of the 1,000,000 shares that are issuable, none have been issued, and 100,000 have been reserved for grants under the 1998 Pollo Tropical Long-Term Incentive Plan, which is a Holdings stock option plan.

                     CARROLS CORPORATION AND SUBSIDIARIES

                 Years Ended December 31, 1999, 1998 and 1997


  The Carrols class of Holdings' stock consists of the interest of Holdings in all of its assets, liabilities and businesses, other than the assets, liabilities and businesses attributed to the Pollo Tropical Group. Until the issuance of any Pollo Tropical Stock, the rights, preferences and liabilities of the Pollo Tropical Stock will be retained by Holdings. To the extent that less than 100% of the authorized shares of Pollo Tropical Stock are issued, the rights, preferences, assets and liabilities of the shares not issued remain with Holdings and its existing Carrols class stockholders.

  Of the 5,000,000 common shares authorized, 1,144,144 shares of Holdings' Carrols common stock are issued and outstanding. In 1998, all preferred stock was redeemed at the option of Holdings, at a price of $1,000 per share, plus accrued dividends. In February 1997, a 1 for 3.701 reverse stock split was effected to reduce the outstanding shares of common stock of Holdings to 850,000 shares. In 1997, Holdings also exercised its option to purchase warrants at an aggregate price of $2,510,000 from a third party in exchange for payment on a related loan.

  On March 27, 1997, Holdings sold 283,334 shares of its common stock to Madison Dearborn Capital Partners ("Madison Dearborn"), an independent third party, for $30.4 million. On March 27, 1997, BIB Holdings (Bermuda) Ltd. ("BIB"), the then sole stockholder of Holdings, also sold 283,333 of its shares of Holdings to Madison Dearborn resulting in both BIB and Madison Dearborn having an equal interest in the Company.

 Stock Options for Carrols Class Stock

  In 1996, Holdings adopted a stock option plan entitled the 1996 Long-Term Incentive Plan ("1996 Plan") and authorized a total of 106,250 shares to be granted at prices ranging from $101.76 to $140.00 per share. Options under this plan generally vest over a four year period. In 1998, Holdings adopted the 1998 Directors' Stock Option Plan ("1998 Directors' Plan") authorizing to grant up to 10,000 options to non-employee Directors. Options under this plan are exercisable over four years. In addition, in conjunction with the 1997 sale of Holdings common stock to Madison Dearborn, additional options not part of the 1996 Plan for 32,427 shares at a price of $101.76 were granted with vesting over a five year period. As a result of the adoption of the Pollo Tropical tracking stock, the stock options under these plans were redesignated as options of Holdings' Carrols class common stock.

 Stock Options for Pollo Tropical Tracking Stock

  Holdings has also adopted the 1998 Pollo Tropical Long-Term Incentive Plan ("1998 Pollo Plan") authorizing to grant up to 100,000 shares of Holdings' Pollo Tropical class of common stock. Options under this plan generally vest over a five year period.

                     CARROLS CORPORATION AND SUBSIDIARIES

                 Years Ended December 31, 1999, 1998 and 1997


  A summary of all option activity under Holdings' stock option plans for the years ended December 31, 1999, 1998 and 1997 is as follows:

                                         NonPlan    1996     Directors  Pollo
                                         Options    Plan       Plan      Plan
                                         ------- ----------  --------- --------
   Shares Under Option:
   Outstanding at December 31, 1996.....     --         --       --         --
     Granted............................  32,427     86,710      --         --
     Canceled...........................     --        (570)     --         --
                                         ------- ----------   ------   --------
   Outstanding at December 31, 1997.....  32,427     86,140      --         --
     Granted............................     --      10,400    2,000     70,000
     Canceled...........................     --        (775)     --         --
                                         ------- ----------   ------   --------
   Outstanding at December 31, 1998.....  32,427     95,765    2,000     70,000
     Granted............................     --       6,245      500      6,250
     Canceled...........................     --      (3,587)  (1,000)       --
                                         ------- ----------   ------   --------
   Outstanding at December 31, 1999.....  32,427     98,423    1,500     76,250
   Grant Prices:
     1997............................... $101.76 $101.76 to   $  --    $    --
                                                     110.00
     1998...............................     --      124.78   110.00   77.50 to
                                                                         137.00
     1999...............................     --      126.00   126.00     109.00
   Average Option Price:
     at December 31, 1997............... $101.76 $   103.09   $  --    $    --
     at December 31, 1998...............  101.76     105.32   110.00      92.31
     at December 31, 1999...............  101.76     106.28   115.33     102.04
   Options Exercisable:
     at December 31, 1997...............     --      38,323      --         --
     at December 31, 1998...............   6,486     53,474      500        --
     at December 31, 1999...............  12,972     68,057      625     25,000

  Had compensation cost been determined based upon the fair value of the stock options at grant date consistent with the method of SFAS 123, the Company's pro-forma net income (loss) would have been $534,000, $(37,000) and $1,488,000 for the years ended December 31, 1999, 1998 and 1997, respectively.

  The fair value of each option grant was estimated using the minimum value option pricing model with the following weighted-average assumptions:

                                                       1999     1998     1997
                                                      -------  -------  -------
   Risk-free interest rate...........................    5.51%    5.60%    6.53%
   Annual dividend yield.............................       0%       0%       0%
   Expected life..................................... 5 years  5 years  5 years

9. Business Segment Information

  The Company is engaged in the quick-service restaurant industry, with two restaurant concepts: Burger King operating as a franchisee and Pollo Tropical, a Company owned concept. The Company's Burger King

                     CARROLS CORPORATION AND SUBSIDIARIES

                 Years Ended December 31, 1999, 1998 and 1997

restaurants are all located in the United States, primarily in the Northeast, Southeast and Midwest. Pollo Tropical is a regional quick-service restaurant chain featuring grilled marinated chicken and authentic "made from scratch" side dishes. Pollo Tropical's core markets are located in south and central Florida.

  Segment information for December 31, 1997 is not presented, since the Pollo Tropical acquisition did not occur until July 9, 1998 and previous to this the Company operated its business as one segment whose results are reflected in the 1997 Statement of Operations. For 1998, segment information includes Burger King restaurants for the year ended December 31, 1998 and Pollo Tropical for the period July 10, 1998 through December 31, 1998. Segment information for 1999 and 1998 is shown in the following table. The "Other" column includes corporate related items not allocated to reportable segments and for income from operations, principally corporate depreciation and amortization. Other identifiable assets consist primarily of franchise rights and intangible assets. Non-operating expenses, comprised of interest expense, interest income, and refinancing expenses and the extraordinary loss are corporate related items and therefore have not been allocated to the reportable segments.

                                    Burger King  Pollo
                                    Restaurants Tropical  Other   Consolidated
                                    ----------- -------- -------  ------------
                                                  ($ in 000's)
   Year Ended December 31, 1999:
   Revenues........................  $372,689   $83,790  $   --     $456,479
   Cost of sales...................   108,489    28,790      --      137,279
   Restaurant wages and related
    expenses.......................   114,935    19,190      --      134,125
   Depreciation and amortization...    13,113     1,948    8,837      23,898
   Income from operations..........    22,742    14,459   (8,837)     28,364
   Identifiable assets.............   199,907    24,168   95,952     320,027
   Capital expenditures, excluding
    acquisitions...................    32,159     9,522    3,651      45,332
   Year Ended December 31, 1998:
   Revenues........................   381,042    35,543      --      416,585
   Cost of sales...................   110,269    12,351      --      122,620
   Restaurant wages and related
    expenses.......................   113,456     8,276      --      121,732
   Depreciation and amortization...    11,620     1,018    7,367      20,005
   Income from operations..........    33,334     5,717   (7,367)     31,684
   Identifiable assets.............   196,136    23,078   99,596     318,810
   Capital expenditures, excluding
    acquisitions...................    26,560     4,335    2,400      33,295

10. Contingencies

  On November 16, 1998, the Equal Employment Opportunity Commission ("EEOC") filed suit in the United States District Court for the Northern District of New York, under Title VII of the Civil rights Act of 1964, as amended, against the Company.

  The case is in the early phase of discovery; written discovery is required to be completed by May 22, 2000, at which time the parties may file motions for summary judgement. It is too early to make an evaluation of the likelihood of an unfavorable outcome and/or an estimate of the amount or range of potential loss. The Company intends to contest the case virorously and believes it is without merit.

  The Company is a party to various other legal proceedings arising from the normal course of business. It is the Company's policy to accrue costs associated with significant outstanding legal proceedings, which are able

                     CARROLS CORPORATION AND SUBSIDIARIES

                 Years Ended December 31, 1999, 1998 and 1997

to be estimated. Based on information currently available, management believes adverse decisions relating to litigation and contingencies in the aggregate would not materially affect the Company's results of operations, cash flows or financial condition.

11. Retirement Plans

  The Company offers two retirement plans, a savings plan for its salaried Burger King employees (the "Carrols Corporation Retirement Savings Plan") and a 401(k) plan for its Pollo Tropical employees (the "Pollo Tropical 401(k) Retirement Savings Plan").

  Effective April 1, 1999, the Carrols Corporation Retirement Savings Plan was amended. Under this amendment, the plan was modified to include a savings option pursuant to section 401(k) of the Internal Revenue Code in addition to a post tax savings option. Under the amended plan, participating employees may contribute up to 18% of their salary annually to either of the savings options, subject to other limitations. The Company's contributions, which begin to vest after three years and fully vest after seven years of service, are equal to 50% of the employee's contributions to a maximum Company contribution of $520 annually. The employees have various investment options available under a trust established by the plan. The plan expense, including Company contributions, was $245,000, $216,000 and $208,000 for the years ended December 31, 1999, 1998 and 1997, respectively.

  Under the Pollo Tropical 401(k) Retirement Savings Plan, all employees who are age 21 or older and who have been credited with at least 1,000 hours of service within 12 consecutive months are eligible to participate in the 401K Plan. The Company makes discretionary matching contributions, which are allocated to participants based on the participant's eligible deferrals during the plan year. Company contributions vest at a rate of 33% for each year of service. Company contributions to the 401K Plan totaled $29,000 and $17,000, for the years ended December 31, 1999 and 1998.

                     CARROLS CORPORATION AND SUBSIDIARIES

                 Years Ended December 31, 1999, 1998 and 1997


12. Postretirement Benefits

  The Company provides postretirement medical and life insurance benefits covering substantially all salaried employees. The following is the plan status and accumulated postretirement benefit obligation (APBO) at December 31, 1999 and 1998:

                                            1999         1998         1997
                                         -----------  -----------  -----------
   Change in benefit obligation:
     Benefit obligation at beginning of
      the year.........................  $ 1,723,000  $ 1,361,000  $ 1,241,000
     Service Cost......................      141,000      107,000       69,000
     Interest cost.....................      115,000      101,000       85,000
     Plan participant's contributions..        2,000        3,000          --
     Amendments, curtailments, special
      terminations.....................        8,000       69,000          --
     Actuarial (gain) loss.............     (262,000)     177,000          --
     Benefits paid.....................      (44,000)     (95,000)     (34,000)
                                         -----------  -----------  -----------
     Benefit obligation at end of the
      year.............................    1,683,000    1,723,000    1,361,000
   Change in plan assets:
     Fair value of plan assets at end
      of year..........................          --           --           --
                                         -----------  -----------  -----------
     Funded status.....................   (1,683,000   (1,723,000)  (1,361,000)
     Unrecognized prior service cost...     (160,000)    (193,000)    (286,000)
     Unrecognized actuarial net (gain)
      loss.............................      (70,000)     208,000       20,000
                                         -----------  -----------  -----------
     Accrued benefit cost..............  $(1,913,000) $(1,708,000) $(1,627,000)
                                         ===========  ===========  ===========
   Weighted average assumptions as of
    December 31:
     Discount rate.....................          7.5%         6.5%         7.0%
                                         ===========  ===========  ===========

  For measurement purposes, a 6.0% annual rate of increase in the per capita cost of covered health care benefits was assumed for 1999, gradually decreasing to 5.5% by the year 2001 and remaining at that rate thereafter.

                                            1999         1998         1997
                                         -----------  -----------  -----------
   Components of net periodic benefit
    cost:
     Service cost......................  $   141,000  $   107,000  $    69,000
     Interest cost.....................      115,000      101,000       85,000
     Amortization of gains and losses..        4,000          --         4,000
     Amortization of unrecognized prior
      service cost.....................      (24,000)     (25,000)     (29,000)
                                         -----------  -----------  -----------
   Net periodic postretirement benefit
    cost...............................  $   236,000  $   183,000  $   129,000
                                         ===========  ===========  ===========

  Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage point change in the health care cost trend rates would have the following effects:

                                                           Increase Decrease
                                                           -------- ---------
     Effect on total of service and interest cost
      components.......................................... $ 57,000 $ (43,000)
     Effect on postretirement benefit obligation..........  293,000  (226,000)

                     CARROLS CORPORATION AND SUBSIDIARIES

                 Years Ended December 31, 1999, 1998 and 1997

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

  The following proforma results of operations for the periods presented below assume these acquisitions occurred as of the beginning of the respective period in which the acquisition occurred:

                                                       Year Ended December 31,
                                                      -------------------------
                                                          1998         1997
                                                      ------------ ------------
                                                             (unaudited)
   Revenues.......................................... $454,672,000 $407,819,000
                                                      ============ ============
   Income from operations............................ $ 37,313,000 $ 29,356,000
                                                      ============ ============
   Net income........................................ $  1,206,000 $  2,728,000
                                                      ============ ============

  The preceding proforma financial information is not necessarily indicative of the operating results that would have occurred had any of the acquisitions been consummated as of the beginning of the respective periods, nor are they necessarily indicative of future operating results.

  Assets acquired and liabilities assumed in these acquisitions were as follows:

                                                          1998         1997
                                                       Acquisition  Acquisition
                                                           of           of
                                                          Pollo     Burger King
                                                        Tropical       Units
                                                       -----------  -----------
   Current assets, excluding cash..................... $ 2,422,000  $       --
   Inventory..........................................     298,000      604,000
   Property and equipment.............................  38,005,000   12,778,000
   Franchise rights...................................         --    65,496,000
   Intangible assets including goodwill...............  64,011,000          --
   Other non-current assets...........................     783,000          --
   Accounts payable...................................  (1,833,000)         --
   Accrued payroll, related taxes and benefits........    (963,000)    (393,000)
   Current liabilities................................  (3,944,000)         --
   Other non-current liabilities......................  (4,147,000)         --
                                                       -----------  -----------
                                                       $94,632,000  $78,485,000
                                                       ===========  ===========

                      CARROLS CORPORATION AND SUBSIDIARIES

                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS
                  Years Ended December 31, 1999, 1998 and 1997

Col. A                           Col. B     Col. C        Col. D         Col. E
------                         ---------- ----------    ----------     ----------
                               Balance at Charged to                   Balance at
                               Beginning  Costs and                      End of
Description                    of Period   Expenses     Deductions       Period
-----------                    ---------- ----------    ----------     ----------
Year ended December 31, 1999:
  Reserve for doubtful trade
   accounts receivable.......   $ 93,000  $              $(40,000)(b)  $   53,000
  Other reserves(a)..........    974,000   1,501,000     (989,000)(b)   1,486,000
Year ended December 31, 1998:
  Reserve for doubtful trade
   accounts receivable.......    130,000      64,000(c)  (101,000)(b)      93,000
  Other reserves(a)..........    886,000     365,000     (277,000)(b)     974,000
Year ended December 31, 1997:
  Reserve for doubtful trade
   accounts receivable.......    310,000         --      (180,000)(b)     130,000
  Other reserves(a)..........    753,000     133,000          --          886,000

--------
(a) Included principally in other assets.
(b) Represents write-offs of accounts.
(c) Represents reserves acquired in the Pollo Tropical acquisition.

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the 29th day of March, 2000.

                                          Carrols Corporation

                                                    /s/ Alan Vituli
                                          By: _________________________________
                                                        Alan Vituli,
                                                Chairman and Chief Executive
                                                          Officer

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

              Signature                          Title                   Date
              ---------                          -----                   ----

         /s/ Alan Vituli               Director, Chairman and       March 29, 2000
______________________________________  Chief Executive Officer
             Alan Vituli                (Principal Executive
                                        Officer)

     /s/ Daniel T. Accordino           Director, President and      March 29, 2000
______________________________________  Chief Operating Officer
         Daniel T. Accordino

    /s/ Benjamin D. Chereskin          Director                     March 29, 2000
______________________________________
        Benjamin D. Chereskin

       /s/ James M. Conlon             Director                     March 29, 2000
______________________________________
           James M. Conlon

    /s/ David J. Mathies, Jr.          Director                     March 29, 2000
______________________________________
        David J. Mathies, Jr.

       /s/ Robin P. Selati             Director                     March 29, 2000
______________________________________
           Robin P. Selati

      /s/ Clayton E. Wilhite           Director                     March 29, 2000
______________________________________
          Clayton E. Wilhite

       /s/ Paul R. Flanders            Vice President--Finance      March 29, 2000
______________________________________  and Treasurer (Principal
           Paul R. Flanders             Financial Officer and
                                        Principal Accounting
                                        Officer)

      /s/ Timothy J. LaLonde           Vice President--Controller   March 29, 2000
______________________________________
          Timothy J. LaLonde