Form 10-Q
period 2000-03-31
CARROLS CORP
filed 2000-05-16
CIK 17927

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-Q


[X] Quarterly report pursuant to section 13 or 15 (d) of the Securities Exchange Act of 1934

       For the quarterly period ended March 31, 2000
                                      or
[ ] Transition report pursuant to section 13 or 15 (d) of the Securities Exchange Act of 1934


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


Common stock, par value $1.00, outstanding at May 12, 2000:  10 shares

================================================================================

                                    PART 1

Item 1 - FINANCIAL INFORMATION

                      CARROLS CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS




                                                         March 31,            December 31,
ASSETS                                                     2000                   1999
------                                              ------------------     -----------------
                                                        (unaudited)
Current assets:
   Cash and cash equivalents                          $  2,050,000            $  1,901,000
   Trade and other receivables                           1,453,000                 787,000
   Inventories                                           3,951,000               4,211,000
   Prepaid rent                                          1,784,000               1,829,000
   Prepaid expenses and other current assets             1,426,000               1,629,000
   Refundable income taxes                                 437,000                 682,000
   Deferred income taxes                                 7,095,000               6,475,000
                                                      ------------            ------------

          Total current assets                          18,196,000              17,514,000

Property and equipment, at cost less accumulated
   depreciation of  $94,348,000 and $91,599,000,
   respectively                                        125,376,000             122,813,000

Franchise rights, at cost less accumulated
   amortization of $35,406,000 and $34,174,000,
   respectively                                        100,802,000             101,927,000

Intangible assets, at cost less accumulated
   amortization of $11,865,000 and $11,328,000
   respectively                                         67,019,000              67,545,000

Other assets                                             9,823,000              10,228,000
                                                      ------------            ------------

                                                      $321,216,000            $320,027,000
                                                      ============            ============



The accompanying notes are an integral part of these financial statements.

                      CARROLS CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED BALANCE SHEETS (continued)



                                                                March 31,               December 31,
LIABILITIES and STOCKHOLDER'S EQUITY                              2000                     1999
------------------------------------                          ------------              ------------
                                                               (unaudited)
Current liabilities:
   Accounts payable                                           $ 12,001,000              $ 19,345,000
   Accrued interest                                              5,798,000                 1,920,000
   Accrued payroll, related taxes and benefits                   7,066,000                 7,267,000
   Other liabilities                                             6,296,000                 6,302,000
   Current portion of long-term debt                             4,250,000                 4,120,000
   Current portion of capital lease obligations                    249,000                   256,000
                                                              ------------              ------------

          Total current liabilities                             35,660,000                39,210,000

Long-term debt, net of current portion                         242,411,000               247,661,000
Capital lease obligations, net of current portion                1,395,000                 1,457,000
Deferred income - sale/leaseback of real estate                  4,395,000                 4,463,000
Accrued postretirement benefits                                  1,945,000                 1,913,000
Deferred income taxes                                            1,208,000                 1,208,000
Other liabilities and deferred income                           19,664,000                 9,064,000
                                                              ------------              ------------

          Total liabilities                                    306,678,000               304,976,000

Stockholder's equity:
   Common stock, par value $1; authorized 1,000
    shares,                                                             10                        10
     issued and outstanding - 10 shares
   Additional paid-in capital                                   24,484,990                24,484,990
   Accumulated deficit                                          (9,947,000)               (9,434,000)
                                                              ------------              ------------
          Total stockholder's equity                            14,538,000                15,051,000
                                                              ------------              ------------

                                                              $321,216,000              $320,027,000
                                                              ============              ============

The accompanying notes are an integral part of these financial statements.

                      CARROLS CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                   THREE MONTHS ENDED MARCH 31, 2000 AND 1999



                                                                 2000                     1999
                                                             ------------             ------------
                                                              (13 Weeks)               (13 Weeks)
                                                                          (unaudited)
Revenues:
   Restaurant sales                                          $109,523,000             $104,662,000
   Franchise fees and royalty revenues                            228,000                  272,000
                                                             ------------             ------------
          Total revenues                                      109,751,000              104,934,000

Costs and expenses:
   Cost of sales                                               31,412,000               31,369,000
   Restaurant wages and related expenses                       32,736,000               32,259,000
   Other restaurant operating expenses                         22,482,000               21,636,000
   Advertising expense                                          5,356,000                4,449,000
   General and administrative                                   6,176,000                6,004,000
   Depreciation and amortization                                6,682,000                5,771,000
                                                             ------------             ------------
          Total operating expenses                            104,844,000              101,488,000
                                                             ------------             ------------

Income from operations                                          4,907,000                3,446,000

   Interest expense                                             5,840,000                5,713,000
                                                             ------------             ------------

Loss before income taxes and extraordinary loss                  (933,000)              (2,267,000)

   Income tax benefit                                            (420,000)              (1,148,000)
                                                             ------------             ------------

Loss before extraordinary loss                                   (513,000)              (1,119,000)

   Extraordinary loss on write-off of debt issue                        -                  940,000
    costs, net of taxes                                      ------------             ------------

Net loss                                                     $   (513,000)            $(2,059,000)
                                                             ============             ============



The accompanying notes are an integral part of these financial statements.

                      CARROLS CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                   THREE MONTHS ENDED MARCH 31, 2000 AND 1999

                                                               2000             1999
                                                            -----------     ------------
                                                             (13 Weeks)      (13 Weeks)
                                                                    (unaudited)
Cash flows from operating activities:
   Net loss                                                 $  (513,000)    $ (2,059,000)
   Adjustments to reconcile net loss to cash provided
      by operating activities:
         Depreciation and amortization                        6,682,000        5,771,000
         Deferred income taxes                                 (620,000)         (95,000)
         Loss on sale of property and equipment                  12,000                -
         Extraordinary loss on write-off of debt issue                -
          costs, net of tax                                                      940,000
         Change in operating assets and liabilities           7,874,000        3,874,000
                                                            -----------     ------------

          Net cash provided by operating activities          13,435,000        8,431,000
                                                            -----------     ------------

Cash flows from investing activities:
   Capital expenditures:
      New restaurant development                             (3,033,000)      (2,105,000)
      Restaurant remodeling                                  (1,761,000)      (2,388,000)
      Corporate and restaurant information systems           (2,254,000)      (1,185,000)
      Other capital expenditures                             (1,053,000)      (4,983,000)
   Proceeds from sales of property and equipment                  4,000                -
                                                            -----------     ------------

          Net cash used for investing activities             (8,097,000)     (10,661,000)
                                                            -----------     ------------

Cash flows from financing activities:
   Principal payments on long-term debt, net                 (5,120,000)      (1,462,000)
   Financing costs associated with issuance of debt                   -         (846,000)
   Principal payments on capital leases                         (69,000)         (82,000)
                                                            -----------     ------------

          Net cash used for financing activities             (5,189,000)      (2,390,000)
                                                            -----------     ------------

Increase (decrease) in cash and cash equivalents                149,000       (4,620,000)

Cash and cash equivalents, beginning of period                1,901,000        6,777,000
                                                            -----------     ------------

Cash and cash equivalents, end of period                    $ 2,050,000     $  2,157,000
                                                            ===========     ============

The accompanying notes are an integral part of these financial statements.

                      CARROLS CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS



1.   Accounting Policies
     -------------------

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

     The results of operations for the three months ended March 31, 2000 and 1999 are not necessarily indicative of the results to be expected for the full year.

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

     These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 1999 contained in our 1999 Annual Report on Form 10-K. The December 31, 1999 balance sheet data is derived from these audited financial statements.

     Certain amounts for the prior year have been reclassified to conform to the current year presentation.


2.   Income Taxes
     ------------

     The income tax benefit for the three months ended March 31, 2000 and 1999 was comprised of the following:

                                     2000                1999
                                   ---------         -----------

     Current                       $ 200,000         $(1,053,000)
     Deferred                       (620,000)            (95,000)
                                   ---------         -----------
                                   $(420,000)        $(1,148,000)
                                   =========         ===========

                     CARROLS CORPORATION AND SUBSIDIARIES
                        NOTES TO CONSOLIDATED CONDENSED
                       FINANCIAL STATEMENTS (continued)



     For 2000 and 1999 the difference between the expected tax provision resulting from application of the federal statutory income tax rate to the pre-tax loss and the reported income tax benefit result principally from state taxes and non-deductible amortization of franchise rights and certain other intangibles.


3.   Summarized Financial Information of Certain Subsidiaries
     --------------------------------------------------------

     The following table presents summarized combined financial information for the following wholly-owned subsidiaries, whom unconditionally guarantee the $170 million principal amount of 9 1/2% Senior Subordinated Notes due
     2008 of the Company:

     Carrols Realty Holdings, Carrols Realty I Corp., Carrols Realty II Corp., Carrols J.G. Corp., Quanta Advertising Corp., Pollo Franchise Inc. and Pollo Operations, Inc.

                                           March 31, 2000          December 31, 1999
                                          -----------------        -----------------
      Balance Sheet:
         Current assets                      $ 3,314,000              $ 2,657,000
         Non-current assets                   89,607,000               89,527,000
         Current liabilities                   5,422,000                5,734,000
         Non-current liabilities              78,877,000               78,549,000
                                                     Three Months Ended
                                                          March 31,
                                                 2000                     1999
                                          -----------------        -----------------
      Statement of Operations:
         Revenues                            $22,788,000               $21,609,000
         Operating expenses                   18,958,000                18,073,000
         Income from operations                3,830,000                 3,536,000
         Net income                            1,151,000                   926,000

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

     Segment information for Burger King restaurants and Pollo Tropical for the three months ended March 31, 2000 and 1999 is shown in the following table. The "Other" column includes corporate related items not allocated to reportable segments and for income from operations, principally corporate depreciation and amortization. Other identifiable assets consist primarily of franchise rights and intangible assets. Non-operating expenses, comprised of interest expense and the extraordinary loss, are corporate related items and therefore have not been allocated to the reportable segments.

                                                   Burger
                                                    King         Pollo
                                                 Restaurants    Tropical       Other         Consolidated
                                                ------------   ------------   ----------   ----------------
                                                                       ($ in 000's)
       Three Months Ended March 31, 2000:

       Revenues                                    $ 87,038      $22,713      $                  $109,751
       Cost of sales                                 23,996        7,416                           31,412
       Restaurant wages and related
         expenses                                    27,776        4,960                           32,736
       Depreciation and amortization                  3,836          500        2,346               6,682
       Income from operations                         2,915        4,338       (2,346)              4,907
       Identifiable assets                          200,570       24,905       95,741             321,216
       Capital expenditures, excluding
         acquisitions                                 5,596        2,079          426               8,101

                      CARROLS CORPORATION AND SUBSIDIARIES
                        NOTES TO CONSOLIDATED CONDENSED
                        FINANCIAL STATEMENTS (continued)

                                                   Burger
                                                    King         Pollo
                                                 Restaurants    Tropical       Other         Consolidated
                                                ------------   ------------   ----------   ----------------
                                                                       ($ in 000's)
       Three Months Ended March 31, 1999:

       Revenues                                    $ 83,556      $21,378      $                  $104,934
       Cost of sales                                 23,977        7,392                           31,369
       Restaurant wages and related
         expenses                                    27,411        4,848                           32,259
       Depreciation and amortization                  3,197          477        2,097               5,771
       Income from operations                         1,549        3,994       (2,097)              3,446
       Identifiable assets                          197,664       24,190       94,792             316,646
       Capital expenditures, excluding
         acquisitions                                 5,755        4,404          502              10,661

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

         Item 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                     OF OPERATIONS AND FINANCIAL CONDITION

     Certain statements included in this "Management's Discussion and Analysis of Results of Operations and Financial Condition" and elsewhere in this Quarterly Report on Form 10-Q which are not statements of historical fact are intended to be, and are hereby identified as, "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Without limiting the foregoing, the words "believe," "anticipate," "plan," "expect," "estimate," "intend," and other similar expressions are intended to identify forward-looking statements. The Company cautions readers that forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievement expressed or implied by such forward-looking statements. Such factors include, among others, the following: the success or failure of the Company in implementing its current business and operational strategies; availability, terms and access to capital and customary trade credit; general economic and business conditions; competition; changes in the Company's business strategy; labor relations; the outcome of pending or yet-to-be instituted legal proceedings; labor and employee benefit costs; and availability and terms of necessary or desirable financing or refinancing.

Overview
--------

     As of March 31, 2000, we operated 355 Burger King restaurants located in 13 Northeastern, Midwestern and Southeastern states and owned and operated 44 Pollo Tropical restaurants in Florida. In addition, at March 31, 2000, we franchised 23 Pollo Tropical restaurants primarily in Puerto Rico. Since March 31, 1999, we have built four Pollo Tropical restaurants, built ten Burger King restaurants, acquired six Burger King restaurants and closed five under-performing Burger King restaurants. At March 31, 2000, one Pollo Tropical restaurant was closed due to a fire in the first quarter of 2000. Comparable store sales data is for a comparable number of weeks for each period discussed.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
              OF OPERATIONS AND FINANCIAL CONDITION  (continued)



Results of Operations
---------------------

Three Months Ended March 31, 2000 Compared to Three Months Ended March 31, 1999.

The following table sets forth, for the three months ended March 31, 2000 and 1999, selected operating results as a percentage of restaurant sales:


                                                          2000           1999
                                                          ----           ----
Restaurant sales:
   Burger King restaurants                                79.5%          79.8%
   Pollo Tropical                                         20.5           20.2
                                                         -----          -----
                                                         100.0          100.0
Costs and expenses:
   Cost of sales                                          28.7           30.0
   Restaurant wages and related expenses                  29.9           30.8
   Other restaurant expenses including advertising        25.4           24.9
   General and administrative                              5.6            5.7
   Depreciation and amortization                           6.1            5.5
                                                         -----          -----

Income from restaurant operations                          4.3%           3.1%
                                                         =====          =====

Restaurant Sales
----------------

Restaurant sales for the three months ended March 31, 2000 increased 4.6% to $109.5 million from $104.7 million in the first quarter of 1999. Burger King restaurant sales increased $3.5 million, or 4.2%, over 1999 due to the net addition of eleven restaurants since the end of the first quarter of 1999 and a
 .9% increase in sales at our comparable Burger King restaurants. Pollo Tropical sales increased $1.4 million in the first quarter of 2000 compared to 1999. This increase was due to the opening of four new restaurants in the twelve months ended March 31, 2000 and a 5.1% increase in sales at comparable Pollo Tropical restaurants for the first quarter. This increase was offset, in part, by the effect of an extra week of operating results included in the first quarter of 1999 in order to conform Pollo Tropical to the Company's fiscal calendar.

Operating Costs and Expenses
----------------------------

Cost of sales (food and paper costs), as a percentage of restaurant sales, were 28.7% for the first quarter of 2000 compared to 30.0% for the first quarter of 1999. This decrease, in part, reflected the effects of menu price increases of approximately 1% in the third quarter of 1999 at our Burger King restaurants and menu price increases in the first quarter of 2000 of approximately 1% at our Pollo Tropical restaurants. In addition, higher supplier rebates in the first quarter of 2000 at both our Burger King and Pollo Tropical restaurants and effects of lower chicken costs for Pollo Tropical resulted in further reductions.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
               OF OPERATIONS AND FINANCIAL CONDITION (continued)



Restaurant wages and related expenses, as a percentage of sales, decreased from 30.8% in the first quarter of 1999 to 29.9% in the first quarter of 2000. This decrease was due primarily to labor efficiencies at both our Burger King and Pollo Tropical restaurants and to a lesser extent due to the effects of menu price increases since the end of the first quarter of 1999. Labor efficiencies at our Burger King restaurants reflected a 6.9% decrease in average restaurant labor hours due to operating improvements. Pollo Tropical also improved as a result of the operating leverage achieved with the strong comparable store sales increase in the first quarter. These efficiencies were partially offset by a 3.9% increase in the hourly labor rate at our Burger King restaurants.

Other restaurant operating expenses, including advertising, increased from 24.9% of restaurant sales in the first quarter of 1999 to 25.4% in the first quarter of 2000 due to a $.9 million increase in advertising. This increase reflected a difference in the timing of advertising at our Pollo Tropical restaurants and increased advertising contributions at our Burger King restaurants due to sales increases and higher spending on local advertising. Occupancy costs also increased due to the sale/leaseback of eight Burger King and five Pollo Tropical restaurant properties in June 1999, however the effect of this was offset by reductions in other costs.

Administrative expenses increased to $6.2 million in the first quarter of 2000 from $6.0 million in the first quarter of 1999 but decreased, as a percentage of sales, from 5.7% in 1999 to 5.6% in 2000.

Earnings before interest, taxes, depreciation and amortization and non-cash extraordinary items ("EBITDA") was $9.2 million in the first quarter of 1999 compared to $11.6 million in the first quarter of 2000. As a percentage of total revenues, EBITDA margins increased from 8.8% in the first quarter of 1999 to 10.6% in the first quarter of 2000 as a result of the factors discussed above.

Depreciation and amortization increased $0.9 million in the first quarter of 2000 from the first quarter of 1999 due to the Company's capital expenditures of $46.1 million since the end of the first quarter of 1999.

Interest expense was $5.8 million in the first quarter of 2000 compared to $5.7 million in the first quarter of 1999 due to higher effective interest rates in the first quarter of 2000.

The provision for income taxes in the first quarter of 2000 was derived on an estimated effective income tax rate for 2000 of 45.0%. This rate is higher than the Federal statutory tax rate due to state franchise taxes and non-deductible amortization of franchise rights and certain other intangible assets.

Liquidity and Capital Resources
-------------------------------

We do not have significant receivables or inventory and receive trade credit based upon negotiated terms in purchasing food products and other supplies. We are able to operate with a substantial working capital deficit because:

        .    restaurant operations are conducted on a cash basis
        .    rapid turnover allows a limited investment in inventories, and
        .    cash from sales is usually received before related accounts for food, supplies and payroll become due.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
               OF OPERATIONS AND FINANCIAL CONDITION (continued)



Our cash requirements arise primarily from:

        .      the need to finance the opening and equipping of new restaurants;
        .      ongoing capital reinvestment in our existing restaurants;
        .      the acquisition of existing Burger King restaurants;
        .      and for servicing our debt.

Our operations in the first three months generated approximately $13.4 million in cash in 2000, compared with $8.4 million in 1999.

Capital expenditures represent a major investment of cash for the Company, and totaled, excluding acquisitions, $8.1 million and $10.7 million in the first three months of 2000 and 1999, respectively. Expenditures for new restaurant development were $3.0 million and $2.1 million in the first three months of 2000 and 1999, respectively. Capital expenditures in 1999 included $3.3 million for the purchase of the land and building for two Pollo Tropical restaurants that were previously leased.

In 2000, we anticipate total capital expenditures of approximately $40 million, excluding the cost of any acquisitions that we may make. These amounts include approximately $11 million for construction of new Burger King restaurants, including certain real estate; $4 million for construction of new Pollo Tropical restaurants; approximately $11 million for remodeling existing Burger King restaurants; and approximately $3.5 million for expenditures related to Burger King transformation initiatives, which include new signage and other improvements such as painting, parking lot improvements and landscaping. Remodeling activities in 2000 include approximately $6.5 million of expenditures related to the Burger King Early Successor Incentive Program. Other anticipated Burger King restaurant capital expenditures in 2000 for ongoing reinvestment are approximately $6 million. We are also in the process of completing the rollout of new restaurant point-of-sale systems and anticipate that we will incur related expenditures of approximately $2.5 million in 2000.

At March 31, 2000, we had total indebtedness of $248.3 million comprised of $170.0 million of unsecured 9.5% Senior Subordinated Notes due 2008, total borrowings under our senior credit facility of $76.1 million and other debt of $2.2 million. Our senior credit facility provides for a term loan facility of $50 million and a revolving credit facility under which we may borrow up to $105.0 million (including a standby letter of credit facility for up to $5 million). At March 31, 2000, $46.0 million was outstanding under the term loan facility and $72,250,000 was available for borrowings under our revolving credit facility, after reserving $2,650,000 for a letter of credit issued under the facility.

Interest payments under our senior subordinated notes and other existing debt obligations represent significant liquidity requirements for us. We believe cash generated from our operations and availability under our revolving credit facility will provide sufficient cash availability to cover our working capital needs, capital expenditures, planned development and debt service requirements for the next twelve months.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
               OF OPERATIONS AND FINANCIAL CONDITION (continued)



Burger King Transformation Activities
-------------------------------------

Burger King Corporation has arranged for the Coca-Cola Company and Dr. Pepper/Seven-Up, Inc. to make funds available to franchisees to be used in connection with the transformation initiatives. By agreeing to make the investments associated with these initiatives, we will be entitled to receive $56,000 per restaurant, or approximately $20.0 million in the aggregate, from the fund established by Coca-Cola and Dr. Pepper. We received the first installment, which totaled $9.9 million, in March 2000 and expect to receive the balance of the funds no later than September 30, 2000.

AmeriServe Food Distribution, Inc.
----------------------------------

We currently obtain substantially all of our foodstuffs for our Burger King restaurants (other than bread products we purchase from local bakeries), paper goods, promotional premiums and packaging materials from AmeriServe Food Distribution, Inc. under a supply agreement which, as amended on November 22, 1999, expires on May 15, 2000. On January 31, 2000, AmeriServe filed for protection under Chapter 11 of the U.S. Bankruptcy Code. In general, this has not had a material effect on the operation of our restaurants.

Restaurants Services, Inc., the purchasing cooperative for the Burger King system, has entered into new long-term supply agreements with distributors that will service our Burger King restaurants. The transition to our new suppliers has begun in May, 2000 and is anticipated to be completed in June, 2000. We estimate that our supply costs will increase by approximately .2% as a percentage of sales due to this change in distributors.

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

PART II - OTHER INFORMATION
---------------------------


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


                           CARROLS CORPORATION
                           968 James Street
                           Syracuse, New York 13203
                           (Registrant)


Date:  May 15, 2000        /s/____________________________________
                                         (Signature)

                           Alan Vituli
                           Chairman and Chief Executive Officer



Date:  May 15, 2000        /s/___________________________________
                                         (Signature)

                           Paul R. Flanders
                           Vice President - Finance (Principal Financial Officer and Principal Accounting Officer)