Form 10-Q
period 2000-06-30
CARROLS CORP
filed 2000-08-08
CIK 17927

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

      For the quarterly period ended June 30, 2000

                                      or

[_] Transition report pursuant to section 13 or 15 (d) of the Securities Exchange Act of 1934


                            Commission File Number
                                    0-25629

                              CARROLS CORPORATION
            (Exact name of registrant as specified in its charter)

       Delaware                                             16-0958146
(State or other jurisdiction of                          (I.R.S.Employer
incorporation or organization)                          Identification Number)

   968 James Street
  Syracuse, New York                                           13203
(Address of principal executive offices)                    (Zip Code)

Registrant's telephone number including area code:  (315) 424-0513


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes X     No___
                                      ---

Common stock, par value $1.00, outstanding at August 7, 2000:  10 shares

================================================================================
================================================================================

                                    PART I

ITEM 1 - FINANCIAL INFORMATION

                     CARROLS CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                                              June 30,             December 31,
ASSETS                                                                          2000                   1999
------                                                                  -------------------    --------------------
                                                                             (unaudited)
Current assets:
   Cash and cash equivalents                                                $     2,962,000         $     1,901,000
   Trade and other receivables                                                      661,000                 787,000
   Inventories                                                                    4,250,000               4,211,000
   Prepaid rent                                                                   2,123,000               1,829,000
   Prepaid expenses and other current assets                                      1,782,000               1,629,000
   Refundable income taxes                                                          321,000                 682,000
   Deferred income taxes                                                          6,475,000               6,475,000
                                                                         ------------------     -------------------

          Total current assets                                                   18,574,000              17,514,000

Property and equipment, at cost less accumulated
   depreciation of  $97,833,000 and $91,599,000,
   respectively                                                                 129,967,000             122,813,000

Franchise rights, at cost less accumulated
   amortization of $36,609,000 and $34,174,000,
   respectively                                                                  99,921,000             101,927,000

Intangible assets, at cost less accumulated
   amortization of $12,402,000 and $11,328,000
   respectively                                                                  66,521,000              67,545,000

Other assets                                                                      9,672,000              10,228,000
                                                                         ------------------      ------------------

                                                                            $   324,655,000         $   320,027,000
                                                                         ==================      ==================


The accompanying notes are an integral part of these financial statements.

                     CARROLS CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED BALANCE SHEETS (continued)


                                                                                 June 30,               December 31,
LIABILITIES and STOCKHOLDER'S EQUITY                                               2000                     1999
------------------------------------                                       ---------------------    ----------------------
                                                                               (unaudited)
Current liabilities:
   Accounts payable                                                             $    12,480,000           $    19,345,000
   Accrued interest                                                                   1,702,000                 1,920,000
   Accrued payroll, related taxes and benefits                                        7,197,000                 7,267,000
   Other liabilities                                                                  7,095,000                 6,302,000
   Current portion of long-term debt                                                  4,500,000                 4,120,000
   Current portion of capital lease obligations                                         249,000                   256,000
                                                                           --------------------      --------------------

          Total current liabilities                                                  33,223,000                39,210,000

Long-term debt, net of current portion                                              245,963,000               247,661,000
Capital lease obligations, net of current portion                                     1,333,000                 1,457,000
Deferred income - sale/leaseback of real estate                                       4,315,000                 4,463,000
Accrued postretirement benefits                                                       2,009,000                 1,913,000
Deferred income taxes                                                                 2,708,000                 1,208,000
Other liabilities and deferred income (Note 7)                                       17,430,000                 9,064,000
                                                                           --------------------      --------------------

          Total liabilities                                                         306,981,000               304,976,000

Stockholder's equity:
   Common stock, par value $1; authorized 1,000 shares,
     issued and outstanding - 10 shares                                                      10                        10
   Additional paid-in capital                                                        24,484,990                24,484,990
   Accumulated deficit                                                               (6,811,000)               (9,434,000)
                                                                           --------------------     ---------------------
          Total stockholder's equity                                                 17,674,000                15,051,000
                                                                           --------------------     ---------------------

                                                                                $   324,655,000           $   320,027,000
                                                                           ====================     =====================


The accompanying notes are an integral part of these financial statements.

                     CARROLS CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                   THREE MONTHS ENDED JUNE 30, 2000 AND 1999


                                                                                       2000                        1999
                                                                               --------------------     --------------------
                                                                                     (13 Weeks)                  (13 Weeks)
                                                                                                 (unaudited)
Revenues:
   Restaurant sales                                                                 $   119,851,000          $   115,745,000
   Franchise fees and royalty revenues                                                      228,000                  217,000
                                                                                -------------------     --------------------

          Total revenues                                                                120,079,000              115,962,000

Costs and expenses:
   Cost of sales                                                                         34,514,000               35,651,000
   Restaurant wages and related expenses                                                 34,027,000               33,471,000
   Other restaurant operating expenses                                                   22,397,000               21,804,000
   Advertising expense                                                                    6,033,000                5,185,000
   General and administrative                                                             6,257,000                5,322,000
   Depreciation and amortization                                                          6,725,000                5,766,000
   Other income (Note 5)                                                                 (1,365,000)                       -
                                                                                 ------------------     --------------------

          Total operating expenses                                                      108,588,000              107,199,000
                                                                                 ------------------     --------------------

Income from operations                                                                   11,491,000                8,763,000

   Interest expense                                                                       5,785,000                5,578,000
                                                                                 ------------------      -------------------

Income before income taxes                                                                5,706,000                3,185,000

   Provision for income taxes                                                             2,570,000                1,780,000
                                                                                 ------------------      -------------------

Net income                                                                          $     3,136,000          $     1,405,000
                                                                                 ==================      ===================



The accompanying notes are an integral part of these financial statements.

                     CARROLS CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    SIX MONTHS ENDED JUNE 30, 2000 AND 1999


                                                                                       2000                        1999
                                                                                 -------------------     --------------------
                                                                                     (26 Weeks)                  (26 Weeks)
                                                                                                 (unaudited)
Revenues:
   Restaurant sales                                                                 $   229,373,000          $   220,408,000
   Franchise fees and royalty revenues                                                      456,000                  489,000
                                                                                 ------------------       ------------------

          Total revenues                                                                229,829,000              220,897,000

Costs and expenses:
   Cost of sales                                                                         65,926,000               67,020,000
   Restaurant wages and related expenses                                                 66,763,000               65,759,000
   Other restaurant operating expenses                                                   44,878,000               43,439,000
   Advertising expense                                                                   11,388,000                9,635,000
   General and administrative                                                            12,432,000               11,297,000
   Depreciation and amortization                                                         13,407,000               11,538,000
   Other income (Note 5)                                                                 (1,365,000)                       -
                                                                                 ------------------       ------------------

          Total operating expenses                                                      213,429,000              208,688,000
                                                                                 ------------------       ------------------

Income from operations                                                                   16,400,000               12,209,000

   Interest expense                                                                      11,625,000               11,291,000
                                                                                 ------------------       ------------------

Income before income taxes                                                                4,775,000                  918,000

   Provision for income taxes                                                             2,152,000                  632,000
                                                                                 ------------------       ------------------

Income before extraordinary loss                                                          2,623,000                  286,000

   Extraordinary loss on write-off of debt issue costs,
       net of taxes (Note 6)                                                                      -                  940,000
                                                                                 ------------------       ------------------

Net income (loss)                                                                   $     2,623,000          $      (654,000)
                                                                                 ==================        =================


The accompanying notes are an integral part of these financial statements.

                     CARROLS CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                    SIX MONTHS ENDED JUNE 30, 2000 AND 1999


                                                                                            2000                     1999
                                                                                     -------------------       -----------------
                                                                                         (26 Weeks)               (26 Weeks)
                                                                                                    (unaudited)
Cash flows from operating activities:
   Net income (loss)                                                                    $     2,623,000          $     (654,000)
   Adjustments to reconcile net income (loss) to net cash provided from operating activities:
         Depreciation and amortization                                                       13,407,000              11,538,000
         Deferred income taxes                                                                1,500,000                 123,000
         Extraordinary loss on write-off of debt issue costs, net of taxes                            -                 940,000
         Change in operating assets and liabilities                                           2,726,000               5,609,000
                                                                                       ----------------        ----------------

          Net cash provided from operating activities                                        20,256,000              17,556,000
                                                                                       ----------------        ----------------

Cash flows for investing activities:
   Capital expenditures:
      New restaurant development                                                            (4,136,000)             (4,731,000)
      Restaurant remodeling                                                                 (5,659,000)             (5,519,000)
      Corporate and restaurant information systems                                          (3,659,000)             (4,197,000)
      Other capital expenditures                                                            (4,298,000)             (6,804,000)
      Acquisition of restaurants                                                                     -                (544,000)
   Proceeds from dispositions of property and equipment                                          6,000                       -
                                                                                      ----------------        ----------------

          Net cash used for investing activities                                           (17,746,000)            (21,795,000)
                                                                                      ----------------        ----------------

Cash flows for financing activities:

   Proceeds from long-term debt                                                              1,573,000                       -
   Principal payments on long-term debt, net                                                (2,891,000)            (15,012,000)
   Financing costs associated with senior credit facility refinancing                                -                (878,000)
   Principal payments on capital leases                                                       (131,000)               (158,000)
   Proceeds from sale-leaseback transactions                                                         -              14,247,000
                                                                                      ----------------         ---------------

          Net cash used for financing activities                                            (1,449,000)             (1,801,000)
                                                                                     -----------------         ---------------

Increase (decrease) in cash and cash equivalents                                             1,061,000              (6,040,000)

Cash and cash equivalents, beginning of period                                               1,901,000               6,777,000
                                                                                     -----------------        ----------------

Cash and cash equivalents, end of period                                               $     2,962,000           $     737,000
                                                                                    ==================        ================

The accompanying notes are an integral part of these financial statements.

                      CARROLS CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


1.  Accounting Policies
    -------------------

     The accompanying consolidated financial statements have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission and do not include all of the information and the footnotes required by accounting principles generally accepted in the United States for complete statements. In the opinion of management, all normal and recurring adjustments necessary for a fair presentation of such financial statements have been included.

     The results of operations for the three and six months ended June 30, 2000 and 1999 are not necessarily indicative of the results to be expected for the full year.

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

2.   Income Taxes
     ------------

     The income tax provision for the six months ended June 30, 2000 and 1999 was comprised of the following:

                                          2000               1999
                                       ----------          --------

     Current                           $  652,000          $509,000
     Deferred                           1,500,000           123,000
                                       ----------          --------
                                       $2,152,000          $632,000
                                       ==========          ========

     For 2000 and 1999 the difference between the expected tax provision, resulting from application of the federal statutory income tax rate to the pre-tax income, and the reported income tax provision result principally from state taxes and non-deductible amortization of franchise rights and certain other intangibles.

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

                                  June 30, 2000             December 31, 1999
                                  --------------           --------------------
     Balance Sheet:
       Current assets                $ 2,959,000                 $ 2,657,000
       Non-current assets             89,665,000                  89,527,000
       Current liabilities             5,145,000                   5,734,000
       Non-current liabilities        78,028,000                  78,549,000

                                                 Six Months Ended
                                                     June 30,
                                         2000                        1999
                                        ------                       -----
     Statement of Operations:
       Revenues                      $45,411,000                 $42,266,000
       Operating expenses             38,337,000                  35,615,000
       Income from operations          7,074,000                   6,651,000
       Net income                      1,976,000                   1,336,000

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

     Segment information for Burger King restaurants and Pollo Tropical for the three and six months ended June 30, 2000 and 1999 is shown in the following table. The "Other" column includes corporate related items not allocated to reportable segments and for income from operations, principally corporate depreciation and amortization. Other identifiable assets consist primarily of franchise rights and intangible assets. Non-operating expenses, comprised of interest expense and the extraordinary loss, are corporate related items and therefore have not been allocated to the reportable segments.

                      CARROLS CORPORATION AND SUBSIDIARIES
                        NOTES TO CONSOLIDATED CONDENSED
                        FINANCIAL STATEMENTS (continued)



                                          Burger King        Pollo
     Three Months Ended:                  Restaurants      Tropical        Other     Consolidated
     -------------------                  ------------    ----------       ------    ------------
                                                         ($ in 000's)
     June 30, 2000:
     Revenues                                $ 97,532       $22,547      $             $120,079
     Cost of sales                             27,037         7,477                      34,514
     Restaurant wages and related
       expenses                                28,746         5,281                      34,027
     Depreciation and amortization              3,877           506        2,342          6,725
     Income from operations                    10,111         3,722       (2,342)        11,491
     Capital expenditures, excluding
       acquisitions                             8,609           860          182          9,651

     June 30, 1999:
     Revenues                                $ 95,408       $20,554      $             $115,962
     Cost of sales                             28,566         7,085                      35,651
     Restaurant wages and related
       expenses                                28,876         4,595                      33,471
     Depreciation and amortization              3,196           499        2,071          5,766
     Income from operations                     7,263         3,571       (2,071)         8,763
     Capital expenditures, excluding
       acquisitions                             8,348         1,394          848         10,590


                                          Burger King        Pollo
     Six Months Ended:                    Restaurants      Tropical        Other     Consolidated
     ----------------                     ------------    ----------       ------    ------------
                                                          ($ in 000's)
     June 30, 2000:
     Revenues                                $184,569       $45,260      $             $229,829
     Cost of sales                             51,033        14,893                      65,926
     Restaurant wages and related
       expenses                                56,522        10,241                      66,763
     Depreciation and amortization              7,713         1,006        4,688         13,407
     Income from operations                    13,027         8,061       (4,688)        16,400
     Capital expenditures, excluding
       acquisitions                            14,205         2,935          612         17,752

                     CARROLS CORPORATION AND SUBSIDIARIES
                        NOTES TO CONSOLIDATED CONDENSED
                       FINANCIAL STATEMENTS (continued)



                                      Burger King       Pollo
     Six Months Ended (continued):    Restaurants     Tropical       Other    Consolidated
     -----------------------------    -----------     --------      ------   ------------
                                                          ($ in 000's)
     June  30, 1999:
     Revenues                            $178,965      $41,932     $            $220,897
     Cost of sales                         52,543       14,477                    67,020
     Restaurant wages and related
       expenses                            56,315        9,444                    65,759
     Depreciation and amortization          6,394          976       4,168        11,538
     Income from operations                 8,812        7,565      (4,168)       12,209
     Capital expenditures, excluding
       acquisitions                        13,667        5,629       1,955        21,251

     Identifiable Assets:
     --------------------

     At June 30, 2000                    $210,323      $26,182     $88,150      $324,655
     At December 31, 1999                 206,500       25,208      88,319       320,027


5.   Other Income
     ------------

     During the second quarter of 2000, the Company ended its supply agreement with Ameriserve Food Distribution, Inc. and recognized $1,365,000 in other income representing the remaining unrecognized portion of contractual payments previously received and deferred at the inception of the agreement.


6.   Extraordinary Loss
     ------------------

     On February 12, 1999, the Company entered into a new senior credit facility with Chase Bank of Texas, National Association, as agent and lender, and other lenders as parties thereto. In connection with this transaction, the Company recognized an extraordinary loss of $940,000, net of $885,000 in income taxes. This loss represents the write-off of unamortized debt issue costs related to the previous senior credit facility.

                      CARROLS CORPORATION AND SUBSIDIARIES
                        NOTES TO CONSOLIDATED CONDENSED
                        FINANCIAL STATEMENTS (continued)


7.   Deferred Income - Burger King Transformation Activities
     -------------------------------------------------------

     Burger King Corporation has arranged for the Coca-Cola Company and Dr. Pepper/Seven-Up, Inc. to make funds available to franchisees in connection with Burger King's transformation initiatives. In order to receive these funds, the Company has agreed to reinvest a portion of the funds in certain capital investments for its restaurants. The Company will receive approximately $20.0 million in 2000 under this arrangement and at June 30, 2000 had received $9.9 million. The Company has included these supplier rebates in deferred income and is amortizing as a reduction of cost of sales over a ten year period in order to recognize income over the life of the related supplier contracts. The amount of income recognized in the second quarter of 2000 totaled $655,000.

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


Overview
--------

As of June 30, 2000, we operated 354 Burger King restaurants located in 13 Northeastern, Midwestern and Southeastern states and owned and operated 45 Pollo Tropical restaurants in Florida. In addition, at June 30, 2000, we franchised 23 Pollo Tropical restaurants primarily in Puerto Rico. Since June 30, 1999, we have built four Pollo Tropical restaurants, built nine Burger King restaurants, acquired four Burger King restaurants and closed five under-performing Burger King restaurants. At June 30, 2000, one Pollo Tropical restaurant was closed due to a fire in the first quarter of 2000. Comparable store sales data is for a comparable number of weeks for each period discussed.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
               OF OPERATIONS AND FINANCIAL CONDITION  (continued)



Results of Operations
---------------------

Three Months Ended June 30, 2000 Compared to Three Months Ended June 30, 1999.

  The following table sets forth, for the three months ended June 30, 2000 and 1999, selected operating results as a percentage of restaurant sales:

                                                               2000             1999
                                                               ----             ----
Restaurant sales:
   Burger King restaurants                                     81.4%            82.4%
   Pollo Tropical                                              18.6             17.6
                                                              -----            -----
                                                              100.0            100.0
Costs and expenses:
   Cost of sales                                               28.8             30.8
   Restaurant wages and related expenses                       28.4             28.9
   Other restaurant expenses including advertising             23.7             23.3
   General and administrative                                   5.2              4.6
   Depreciation and amortization                                5.6              5.0
   Other income                                                (1.1)               -
                                                              -----            -----

Income from restaurant operations                               9.4%             7.4%
                                                              =====            =====

Restaurant Sales
----------------

Restaurant sales for the three months ended June 30, 2000 increased 3.6% to $119.9 million from $115.7 million in the second quarter of 1999. Burger King restaurant sales increased $2.2 million, or 2.2%, over 1999 due to the net addition of eight restaurants since the end of the second quarter of 1999.
Sales at our comparable Burger King restaurants decreased 0.8% in the second quarter of 2000. Pollo Tropical sales increased $2.0 million in the second quarter of 2000 or 9.7%, compared to 1999. This increase was due to the opening of four new restaurants in the twelve months ended June 30, 2000 and a 2.3% increase in sales at comparable Pollo Tropical restaurants in the second quarter of 2000.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
               OF OPERATIONS AND FINANCIAL CONDITION (continued)


Operating Costs and Expenses
----------------------------

Cost of sales (food and paper costs), as a percentage of restaurant sales, were 28.8% for the second quarter of 2000 compared to 30.8% for the second quarter of 1999. Burger King restaurant cost of sales were 27.7% in 2000 compared to 29.9% in 1999 and Pollo Tropical restaurant cost of sales were 33.5% in 2000 compared to 34.8% in 1999. These decreases, in part, are due to menu price increases of approximately 1% in the third quarter of 1999 and approximately 1.5% early in the second quarter of 2000 at our Burger King restaurants and menu price increases in the first quarter of 2000 of approximately 1% at our Pollo Tropical restaurants. These decreases are also due to lower discounting of food associated with promotional activities at our Burger King restaurants in the second quarter of 2000, higher supplier rebates for both of our restaurant concepts, and favorable sales mix changes at our Burger King restaurants. These factors were offset, in part by an 11.4% increase in beef costs at our Burger King restaurants in the second quarter of 2000 compared to the second quarter of 1999.

Restaurant wages and related expenses, as a percentage of sales, decreased from 28.9% in the second quarter of 1999 to 28.4% in the second quarter of 2000. Burger King restaurant wages and related expenses were 29.5% in 2000 compared to 30.3% in 1999 and Pollo Tropical restaurant wages and related expenses were 23.7% in 2000 compared to 22.6% in 1999. The decrease at our Burger King restaurants was due primarily to labor efficiencies, and to a lesser extent due to the effects of menu price increases since the end of the second quarter of 1999. Labor efficiencies at our Burger King restaurants reflected a 9.9% decrease in average restaurant labor hours due to operating improvements, partially offset by a 3.2% increase in the hourly labor rate. The increase for Pollo Tropical in the second quarter of 2000 is due to $300,000 of costs associated with the transition to a new medical plan carrier, offset in part by labor efficiencies and menu price increases since the end of the second quarter of 1999.

Other restaurant operating expenses, including advertising, increased from 23.3% of restaurant sales in the second quarter of 1999 to 23.7% in the second quarter of 2000. Other restaurant operating expenses increased from 24.5% of sales in 1999 to 24.8% in 2000 at our Burger King restaurants and from 17.8% of sales in 1999 to 18.9% in 2000 at our Pollo Tropical restaurants. These increases were due to an increase in advertising expenditures of $0.8 million, or 0.5% as a percentage of sales. This increase reflected a difference in the timing of advertising at our Pollo Tropical restaurants from the prior year and increased advertising contributions at our Burger King restaurants due to increased spending on local advertising and promotions. Occupancy costs also increased 0.3% as a percentage of sales in the second quarter of 2000 due primarily to the sale/leaseback of eight Burger King and five Pollo Tropical restaurant properties at the end of the second quarter of 1999, however, the effect of this was offset by reductions in other costs.

Other income of $1,365,000 in the second quarter of 2000 was a result of the Company ending its supply agreement with Ameriserve Food Distribution, Inc. This income represented the remaining unrecognized portion of contractual payments previously received and deferred at the inception of the agreement.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
               OF OPERATIONS AND FINANCIAL CONDITION (continued)


Administrative expenses increased to $6.3 million in the second quarter of 2000 from $5.3 million in the second quarter of 1999 and increased, as a percentage of sales, from 4.6% in 1999 to 5.2% in 2000. The increase in administrative expense over 1999 is due to higher bonus expense in the second quarter of 2000, increased investments in information systems including staffing to support the installation of new restaurant point-of-sale systems which began in the third quarter of 1999, and the timing of certain other expenses between the second quarter of 2000 compared to the second quarter of 1999.

Earnings before interest, taxes, depreciation and amortization and non-cash extraordinary items ("EBITDA") increased to $18.2 million in the second quarter from $14.5 million in the second quarter of 1999. As a percentage of total revenues, EBITDA margins increased from 12.5% in the second quarter of 1999 to 15.2% in the second quarter of 2000 as a result of the factors discussed above.

Depreciation and amortization increased $1.0 million in the second quarter of 2000 from the second quarter of 1999 due to the Company's capital expenditures of $45.7 million since the end of the second quarter of 1999.

Interest expense was $5.8 million in the first quarter of 2000 compared to $5.6 million in the second quarter of 1999 due to higher effective interest rates in the second quarter of 2000, offset slightly by lower average debt balances in the second quarter of 2000.

The provision for income taxes in the second quarter of 2000 was derived on an estimated effective income tax rate for 2000 of 45.0%. This rate is higher than the Federal statutory tax rate due to state franchise taxes and non-deductible amortization of franchise rights and certain other intangible assets.

Six Months Ended June 30, 2000 Compared to Six Months Ended June 30, 1999.

The following table sets forth, for the six months ended June 30, 2000 and 1999, selected operating results as a percentage of restaurant sales:

                                                               2000             1999
                                                               ----             ----
Restaurant sales:
   Burger King restaurants                                     80.5%            81.2%
   Pollo Tropical                                              19.5             18.8
                                                              -----            -----
                                                              100.0            100.0
Costs and expenses:
   Cost of sales                                               28.7             30.4
   Restaurant wages and related expenses                       29.1             29.8
   Other restaurant expenses including advertising             24.5             24.1
   General and administrative                                   5.4              5.1
   Depreciation and amortization                                5.8              5.2
   Other income                                                 (.6)               -
                                                              -----            -----

Income from restaurant operations                               7.1%             5.4%
                                                              =====            =====

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
               OF OPERATIONS AND FINANCIAL CONDITION (continued)


Restaurant Sales
----------------

Restaurant sales for the six months ended June 30, 2000 increased 4.1% to $229.4 million from $220.4 million in the first six months of 1999. Burger King restaurant sales increased $5.6 million, or $3.1%, over 1999 due to the net addition of eight restaurants since the end of the second quarter of 1999.
Sales at our comparable Burger King restaurants in the first six months of 2000 were approximately equal to the first six months of 1999. Pollo Tropical sales increased $3.4 million in the first six months of 2000 or 8.1%, compared to 1999. This increase was due to the opening of four new restaurants in the twelve months ended June 30, 2000 and a 3.7% increase in sales at comparable Pollo Tropical restaurants in the first six months of 2000.

Operating Costs and Expenses
----------------------------

Cost of sales (food and paper costs), as a percentage of restaurant sales, were 28.7% for the first six months in 2000 compared to 30.4% for the first six months of 1999. Burger King restaurant cost of sales were 27.6% in 2000 compared to 29.4% in 1999 and Pollo Tropical restaurant cost of sales were 33.2% in 2000 compared to 34.9% in 1999. These decreases, in part, are due to menu price increases of approximately 1% in the third quarter of 1999 and approximately 1.5% early in the second quarter of 2000 at our Burger King restaurants and menu price increases in the first quarter of 2000 of approximately 1% at our Pollo Tropical restaurants. These decreases are also due to lower discounting of food associated with promotional activities at our Burger King restaurants in 2000, higher supplier rebates for both our restaurant concepts in 2000 and favorable sales mix changes at our Burger King restaurants. These factors were offset, in part by a 12.2% increase in beef costs at our Burger King restaurants in the first six months of 2000 compared to 1999.

Restaurant wages and related expenses, as a percentage of sales, decreased from 29.8% in the first six months of 1999 to 29.1% in the first six months of 2000. Burger King restaurant wages and related expenses were 30.6% in 2000 compared to 31.5% in 1999. This decrease was due primarily to labor efficiencies and to a lesser extent to the effects of menu price increases since the end of the second quarter of 1999. Labor efficiencies at our Burger King restaurants reflected an 8.5% decrease in average restaurant labor hours due to operating improvements, partially offset by a 3.5% increase in the hourly labor rate. Pollo Tropical restaurant wages and related expenses were 22.9% in 2000 compared to 22.8% in 1999. Additional costs in 2000 associated with the transition to a new medical plan carrier were substantially offset by labor efficiences and menu price increases since the end of the second quarter of 1999.

Other restaurant operating expenses, including advertising, increased from 24.1% of restaurant sales in the first six months of 1999 to 24.5% in the first six months of 2000. Other restaurant operating expenses increased from 25.8% of sales in 1999 to 25.9% in 2000 at our Burger King restaurants and from 16.8% of sales in 1999 to 18.8% in 2000 at our Pollo Tropical restaurants. These increases were due to an increase in advertising expenditures of $1.8 million or 0.6%, as a percentage of sales. This increase reflected a difference

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
               OF OPERATIONS AND FINANCIAL CONDITION (continued)


in the timing of advertising at our Pollo Tropical restaurants from the prior year and increased advertising contributions at our Burger King restaurants due to increased spending on local advertising and promotions. Occupancy costs also increased 0.5% as a percentage of sales in the first six months of 2000 due primarily to the sale/leaseback of eight Burger King and five Pollo Tropical restaurant properties at the end of the second quarter of 1999, however, the effect of this was offset by reductions in utility expense at our Burger King restaurants and other costs.

Other income of $1,365,000 in the first six months of 2000 was a result of the Company ending its supply agreement with Ameriserve Food Distribution, Inc. This income represented the remaining unrecognized portion of contractual payments previously received and deferred at the inception of the agreement.

Administrative expenses increased to $12.4 million in the first six months from $11.3 million in the first six months of 1999 and increased, as a percentage of sales, from 5.1% in 1999 to 5.4% in 2000. The increase in administrative expense over 1999 is due to increased investments in information systems including staffing to support the installation of new restaurant point-of-sale systems which began in the third quarter of 1999 and higher bonus expense levels in 2000.

Earnings before interest, taxes, depreciation and amortization and non-cash extraordinary items ("EBITDA") increased to $29.8 million in the first six months of 2000 from $23.8 million in the first six months of 1999. As a percentage of total revenues, EBITDA margins increased from 10.8% in the first six months of 1999 to 13.0% in 2000 as a result of the factors discussed above.

Depreciation and amortization increased $1.9 million in the first six months of 2000 from the first six months of 1999 due to the Company's capital expenditures of $45.7 million since the end of the second quarter of 1999.

Interest expense was $11.6 million in the first six months of 2000 compared to $11.3 million in the first six months of 1999 due to higher effective interest rates in 2000, offset slightly by lower average debt balances in 2000.

The provision for income taxes in the second quarter of 2000 was derived on an estimated effective income tax rate for 2000 of 45.0%. This rate is higher than the Federal statutory tax rate due to state franchise taxes and non-deductible amortization of franchise rights and certain other intangible assets.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
               OF OPERATIONS AND FINANCIAL CONDITION (continued)


Liquidity and Capital Resources
-------------------------------

We do not have significant receivables or inventory and receive trade credit based upon negotiated terms in purchasing food products and other supplies. We are able to operate with a substantial working capital deficit because:

  .   restaurant operations are conducted on a cash basis;
  .   rapid turnover allows a limited investment in inventories; and
  . cash from sales is usually received before related accounts for food, supplies and payroll become due.

Our cash requirements arise primarily from:

  . the need to finance the opening and equipping of new restaurants; . ongoing capital reinvestment in our existing restaurants;
  .  the acquisition of existing Burger King restaurants;
  .  and for servicing our debt.

Our operations in the first six months of 2000 generated approximately $20.3 million in cash, compared with $17.6 million in the first six months of 1999.

Capital expenditures represent a major investment of cash for the Company, and totaled, excluding acquisitions, $17.8 million and $21.3 million in the first six months of 2000 and 1999, respectively. Expenditures for new restaurant development were $4.1 million and $4.7 million in the first six months of 2000 and 1999, respectively. Capital expenditures in 1999 included $3.3 million for the purchase of the land and building for two Pollo Tropical restaurants that were previously leased.

In 2000, we anticipate total capital expenditures of approximately $36 million to $38 million, excluding the cost of any acquisitions that we may make. These amounts include approximately $8 million to $10 million for construction of new Burger King restaurants, including certain real estate; $4 million for construction of new Pollo Tropical restaurants; approximately $8 million to $9 million for remodeling existing Burger King restaurants; and approximately $3 million to $4 million for expenditures related to Burger King transformation initiatives, which include new signage and other facility improvements. Remodeling activities in 2000 include approximately $5 million to $6 million of expenditures related to the Burger King Early Successor Incentive Program.
Other anticipated Burger King restaurant capital expenditures in 2000 for ongoing reinvestment are approximately $4 million to $5 million. We also completed the rollout of new restaurant point-of-sale systems in August 2000 and completed installation of new frozen beverage machines in all of our Burger King restaurants. We anticipate that total expenditures associated with these projects will be approximately $4 million in 2000.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
               OF OPERATIONS AND FINANCIAL CONDITION (continued)


At June 30, 2000, we had total indebtedness of $252.0 million comprised of $170.0 million of unsecured 9.5% Senior Subordinated Notes due 2008, total borrowings under our senior credit facility of $78.4 million and other debt of $3.6 million. Our senior credit facility provides for a term loan facility of $50 million and a revolving credit facility under which we may borrow up to $105.0 million (including a standby letter of credit facility for up to $5 million). At June 30, 2000, $45.0 million was outstanding under the term loan facility and $68.0 million was available for borrowings under our revolving credit facility, after reserving $3.6 million for letter of credit agreements issued under the facility.

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

Burger King Transformation Activities
-------------------------------------

Burger King Corporation has arranged for the Coca-Cola Company and Dr. Pepper/Seven-Up, Inc. to make funds available to franchisees to be used in connection with the transformation initiatives. By agreeing to make the investments associated with these initiatives, we will be entitled to receive $56,000 per restaurant, or approximately $20.0 million in the aggregate, from the fund established by Coca-Cola and Dr. Pepper. We received the first installment, which totaled $9.9 million, in March 2000 and expect to receive the balance of the funds in the third quarter of 2000.

Distributor Transition Activities
---------------------------------

Restaurants Services, Inc., the purchasing cooperative for the Burger King system, has entered into new long-term supply agreements with distributors from which we will obtain substantially all of our food and paper products (other than bread products) for our Burger King restaurants. We previously obtained our food and paper products for our Burger King restaurants from Ameriserve Food Distribution, Inc. under a supply agreement which expired on May 15, 2000. The transition to our new suppliers was completed in June 2000. We estimate that our supply costs will increase by approximately .2% as a percentage of sales due to this change in distributors.

Inflation
---------

The inflationary factors which have historically affected our results of operations include increases in food and paper costs, labor and other operating expenses. Wages paid in our restaurants are impacted by changes in the Federal or state minimum hourly wage rates, and accordingly, changes in those rates directly affect our labor cost. We and the restaurant industry typically attempt to offset the effect of inflation, at least in part, through periodic menu price increases and various cost reduction programs. However, no assurance can be given that we will be able to offset such inflationary cost increases in the future.

PART II - OTHER INFORMATION
---------------------------


Item 1.  - Legal Proceedings

           There were no material legal proceedings commenced by or initiated against the Company during the reported quarter or material developments in any previously reported litigation.

Item 2.  - Changes in Securities

           None

Item 3.  - Default Upon Senior Securities

           None

Item 4.  - Submission of Matters to a Vote of Security Holders

           None

Item 5.  - Other Information

           None

Item 6.  - Exhibits and Reports on Form 8K

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

                                  CARROLS CORPORATION
                                  968 James Street
                                  Syracuse, New York 13203
                                  (Registrant)


Date:  August 7, 2000             /s/_______________________________________
                                                (Signature)
                                     Alan Vituli
                                     Chairman and Chief Executive Officer



Date:  August 7, 2000             /s/________________________________________
                                                 (Signature)
                                     Paul R. Flanders
                                     Vice President - Finance (Principal
                                     Financial Officer and Principal
                                     Accounting Officer)