Form 10-Q
period 2000-09-30
CARROLS CORP
filed 2000-11-13
CIK 17927

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

     For the quarterly period ended September 30, 2000
                                      or
[_] Transition report pursuant to section 13 or 15 (d) of the Securities Exchange Act of 1934

                            Commission File Number
                                   0-25629

                             CARROLS CORPORATION
            (Exact name of registrant as specified in its charter)

       Delaware                                          16 0958146
(State or other jurisdiction of                       (I.R.S. Employer
 incorporation or organization)                    Identification Number)

   968 James Street
  Syracuse, New York                                        13203
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

Common stock, par value $1.00, outstanding at November 6, 2000:  10 shares

================================================================================

================================================================================

PART I

ITEM 1 - FINANCIAL INFORMATION

                     CARROLS CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                   September 30,    December 31,
ASSETS                                                  2000            1999
------                                             -------------    ------------
                                                    (unaudited)
Current assets:
   Cash and cash equivalents                         $ 1,495,000   $   1,901,000
   Trade and other receivables                           698,000         787,000
   Inventories                                         4,991,000       4,211,000
   Prepaid rent                                        2,070,000       1,829,000
   Prepaid expenses and other current assets           1,814,000       1,629,000
   Refundable income taxes                               562,000         682,000
   Deferred income taxes                               5,266,000       6,475,000
                                                   -------------   -------------

          Total current assets                        16,896,000      17,514,000

Property and equipment, at cost less accumulated
   depreciation of $99,244,000 and $91,599,000
   respectively                                      133,178,000     122,813,000

Franchise rights, at cost less accumulated
   amortization of $37,264,000 and $34,174,000
   respectively                                      100,118,000     101,927,000

Intangible assets, at cost less accumulated
   amortization of $12,940,000 and $11,328,000
   respectively                                       65,998,000      67,545,000

Other assets                                           9,610,000      10,228,000
                                                   -------------   -------------

                                                   $ 325,800,000   $ 320,027,000
                                                   =============   =============


The accompanying notes are an integral part of these financial statements.

                      CARROLS CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED BALANCE SHEETS (continued)



                                                                  September 30,             December 31,
LIABILITIES and STOCKHOLDER'S EQUITY                                  2000                     1999
------------------------------------                             ---------------          ----------------
                                                                   (unaudited)
Current liabilities:
   Accounts payable                                              $   10,099,000           $   19,345,000
   Accrued interest                                                   5,669,000                1,920,000
   Accrued payroll, related taxes and benefits                        7,979,000                7,267,000
   Other liabilities                                                  8,047,000                6,302,000
   Current portion of long-term debt                                  4,750,000                4,120,000
   Current portion of capital lease obligations                         249,000                  256,000
                                                                  -------------            -------------

          Total current liabilities                                  36,793,000               39,210,000

Long-term debt, net of current portion                              234,653,000              247,661,000
Capital lease obligations, net of current portion                     1,270,000                1,457,000
Deferred income -- sale/leaseback of real estate                      4,243,000                4,463,000
Accrued postretirement benefits                                       2,069,000                1,913,000
Deferred income taxes                                                 2,997,000                1,208,000
Other liabilities and deferred income (Note 7)                       24,824,000                9,064,000
                                                                  -------------            -------------

          Total liabilities                                         306,849,000              304,976,000

Stockholder's equity:
   Common stock, par value $1; authorized 1,000 shares,
     issued and outstanding -- 10 shares                                     10                       10
   Additional paid in capital                                        24,484,990               24,484,990
   Accumulated deficit                                               (5,534,000)              (9,434,000)
                                                                  -------------            -------------
          Total stockholder's equity                                 18,951,000               15,051,000
                                                                  -------------            -------------

                                                                  $ 325,800,000            $ 320,027,000
                                                                  =============            =============


The accompanying notes are an integral part of these financial statements.

                     CARROLS CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                THREE MONTHS ENDED SEPTEMBER 30, 2000 and 1999

                                              2000            1999
                                           ------------   ------------
                                            (13 Weeks)     (13 Weeks)
                                                  (unaudited)
Revenues:
   Restaurant sales                        $115,920,000   $115,129,000
   Franchise fees and royalty revenues          255,000        343,000
                                           ------------   ------------
          Total revenues                    116,175,000    115,472,000

Costs and expenses:
   Cost of sales                             32,793,000     34,795,000
   Restaurant wages and related expenses     33,605,000     33,354,000
   Other restaurant operating expenses       23,152,000     22,781,000
   Advertising expense                        4,540,000      5,201,000
   General and administrative                 6,417,000      5,714,000
   Depreciation and amortization              6,949,000      5,935,000
                                           ------------   ------------
          Total operating expenses          107,456,000    107,780,000
                                           ------------   ------------

Income from operations                        8,719,000      7,692,000

   Interest expense                           5,770,000      5,416,000
                                           ------------   ------------

Income before income taxes                    2,949,000      2,276,000

   Provision for income taxes                 1,672,000      1,115,000
                                           ------------   ------------

Net income                                 $  1,277,000   $  1,161,000
                                           ============   ============


The accompanying notes are an integral part of these financial statements.

                     CARROLS CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                 NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

                                                                            2000             1999
                                                                       -------------    -------------
                                                                        (39 Weeks)       (39 Weeks)
                                                                                (unaudited)
Revenues:
   Restaurant sales                                                    $ 345,293,000    $ 335,537,000
   Franchise fees and royalty revenues                                       711,000          832,000
                                                                       -------------    -------------
        Total revenues                                                   346,004,000      336,369,000

Costs and expenses:
   Cost of sales                                                          98,719,000      101,814,000
   Restaurant wages and related expenses                                 100,368,000       99,117,000
   Other restaurant operating expenses                                    68,030,000       66,219,000
   Advertising expense                                                    15,928,000       14,835,000
   General and administrative                                             18,849,000       17,010,000
   Depreciation and amortization                                          20,356,000       17,473,000
   Other income (Note 5)                                                  (1,365,000)               -
                                                                       -------------    -------------
        Total operating expenses                                         320,885,000      316,468,000
                                                                       -------------    -------------

Income from operations                                                    25,119,000       19,901,000

   Interest expense                                                       17,395,000       16,707,000
                                                                       -------------    -------------

Income before income taxes and extraordinary loss                          7,724,000        3,194,000

   Provision for income taxes                                              3,824,000        1,747,000
                                                                       -------------    -------------

Income before extraordinary loss                                           3,900,000        1,447,000

   Extraordinary loss on write-off of debt issue costs, net of taxes
     (Note 6)                                                                      -          940,000
                                                                       -------------    -------------

Net income                                                             $   3,900,000    $     507,000
                                                                       =============    =============

The accompanying notes are an integral part of these financial statements.

                     CARROLS CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                 NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

                                                                               2000               1999
                                                                           ------------      --------------
                                                                            (39 Weeks)         (39 Weeks)
                                                                                     (unaudited)
Cash flows from operating activities:
   Net income                                                              $  3,900,000      $    507,000
   Adjustments to reconcile net income to cash provided
      by operating activities:
         Depreciation and amortization                                       20,356,000        17,473,000
         Deferred income taxes                                                2,998,000          (197,000)
         Extraordinary loss on write off of debt issue costs, net of tax              -           940,000
         Change in operating assets and liabilities                          12,261,000        10,639,000
                                                                           ------------      ------------

          Net cash provided by operating activities                          39,515,000        29,362,000
                                                                           ------------      ------------

Cash flows for investing activities:
   Capital expenditures:
      New restaurant development                                             (8,519,000)       (8,717,000)
      Restaurant remodeling                                                  (8,034,000)       (7,865,000)
      Corporate and restaurant information systems                           (5,158,000)       (6,775,000)
      Other capital  expenditures                                            (5,645,000)       (8,476,000)
      Acquisitions of restaurants                                                     -          (544,000)
   Proceeds from disposition of property and equipment                            7,000           121,000
                                                                           ------------      ------------

          Net cash used for investing activities                            (27,349,000)      (32,256,000)
                                                                           ------------      ------------

Cash flows for financing activities:
   Proceeds from long term debt                                               1,609,000                 -
   Principal payments on long term debt, net                                (13,987,000)      (16,454,000)
   Financing costs associated with senior credit facility refinancing                 -          (886,000)
   Principal payments on capital leases                                        (194,000)         (254,000)
   Proceeds from sale-leaseback transactions                                          -        14,800,000
                                                                           ------------      ------------

          Net cash used for financing activities                            (12,572,000)       (2,794,000)
                                                                           ------------      ------------

Decrease in cash and cash equivalents                                          (406,000)       (5,688,000)

Cash and cash equivalents, beginning of period                                1,901,000         6,777,000
                                                                           ------------      ------------

Cash and cash equivalents, end of period                                   $  1,495,000      $  1,089,000
                                                                           ============      ============

The accompanying notes are an integral part of these financial statements.

                     CARROLS CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

1.   Statement of Management
     -----------------------

     The accompanying consolidated financial statements for the three and nine months ended September 30, 2000 and 1999 have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission and do not include all of the information and the footnotes required by accounting principles generally accepted in the United States for complete statements. In the opinion of management, all normal and recurring adjustments necessary for a fair presentation of such financial statements have been included.

     The results of operations for the three and nine months ended September 30, 2000 and 1999 are not necessarily indicative of the results to be expected for the full year.

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

2.   Income Taxes
     ------------

     The income tax provision for the nine months ended September 30, 2000 and 1999 was comprised of the following:

                                      2000               1999
                                  ------------        ------------
          Current                 $   826,000         $ 1,944,000
          Deferred                  2,998,000            (197,000)
                                  -----------         -----------
                                  $ 3,824,000         $ 1,747,000
                                  ===========         ===========

     For 2000 and 1999 the difference between the expected tax provision, resulting from application of the federal statutory income tax rate to pretax income, and the reported income tax provision result principally from state taxes and non deductible amortization of certain franchise rights and certain other intangibles.

                     CARROLS CORPORATION AND SUBSIDIARIES
                        NOTES TO CONSOLIDATED CONDENSED
                       FINANCIAL STATEMENTS (continued)


3.   Summarized Financial Information of Certain Subsidiaries
     --------------------------------------------------------

     The following table presents summarized combined financial information for the wholly owned subsidiaries that unconditionally guarantee the Company's $170.0 million principal amount of 9 1/2% Senior Subordinated Notes due 2008. These subsidiaries are Carrols Realty Holdings, Carrols Realty I Corp., Carrols Realty II Corp., Carrols J.G. Corp., Quanta Advertising Corp., Pollo Franchise Inc. and Pollo Operations, Inc.

                                           September 30,           December 31,
                                               2000                    1999
                                          ---------------        ---------------
         Balance Sheet:
            Current assets                $   3,002,000          $  2,657,000
            Non current assets               91,834,000            89,527,000
            Current liabilities               5,383,000             5,734,000
            Non current liabilities          79,086,000            78,549,000

                                                      Nine Months Ended
                                                         September 30,
                                                2000                   1999
                                           ---------------        --------------
         Statement of Operations:
            Revenues                      $    67,595,000         $ 63,285,000
            Operating expenses                 56,639,000           53,401,000
            Income from operations             10,956,000            9,884,000
            Net income                          2,895,000            2,149,000

4.   Business Segment Information
     ----------------------------

     The Company is engaged in the quick service restaurant industry, with two restaurant concepts: Burger King, operating as a franchisee, and Pollo Tropical, a Company owned concept. The Company's Burger King restaurants are all located in the United States, primarily in the Northeast, Southeast and Midwest. Pollo Tropical is a regional quick service restaurant chain featuring grilled marinated chicken and authentic "made from scratch" side dishes. Pollo Tropical's core markets are located in south and central Florida.

                     CARROLS CORPORATION AND SUBSIDIARIES
                        NOTES TO CONSOLIDATED CONDENSED
                       FINANCIAL STATEMENTS (continued)

4.   Business Segment Information (continued):
     -----------------------------------------

     Segment information for the Company's Burger King and Pollo Tropical restaurants for the three and nine months ended September 30, 2000 and 1999 is shown in the following table. The "Other" column includes corporate related items not allocated to reportable segments and for income (loss) from operations, principally corporate depreciation and amortization. Other identifiable assets consist primarily of franchise rights and intangible assets. Non operating expenses, comprised of interest expense and extraordinary loss, are corporate related items and therefore have not been allocated to the reportable segments.

                                         Burger
                                          King         Pollo
     Three Months Ended:               Restaurants    Tropical    Other     Consolidated
     -------------------               -----------    --------    -----     ------------
                                                  ($ in 000's)
     September 30, 2000:
     Revenues                          $ 94,066       $ 22,109    $    -    $    116,175
     Cost of sales                       25,536          7,257         -          32,793
     Restaurant wages and related
       expenses                          28,522          5,083         -          33,605
     Depreciation and amortization        4,098            523     2,328           6,949
     Income (loss) from operations        6,686          4,361    (2,328)          8,719
     Capital expenditures, excluding
       acquisitions                       6,097          3,081       426           9,604


     September 30, 1999:
     Revenues                          $ 94,529       $ 20,943    $    -    $    115,472
     Cost of sales                       27,555          7,240         -          34,795
     Restaurant wages and related
       expenses                          28,605          4,749         -          33,354
     Depreciation and amortization        3,264            488     2,183           5,935
     Income (loss) from operations        6,126          3,749    (2,183)          7,692
     Capital expenditures, excluding
       acquisitions                       7,934          2,029       619          10,582

                     CARROLS CORPORATION AND SUBSIDIARIES
                        NOTES TO CONSOLIDATED CONDENSED
                       FINANCIAL STATEMENTS (continued)


4. Business Segment Information (continued):
   -----------------------------------------
                                     Burger
                                      King       Pollo
                                   Restaurants  Tropical    Other   Consolidated
                                   -----------  --------    -----   ------------
   Nine Months Ended:
   ------------------
                                                    ($ in 000's)
   September 30, 2000:
   Revenues                         $ 278,635  $  67,369  $       -   $ 346,004
   Cost of sales                       76,569     22,150          -      98,719
   Restaurant wages and related
    expenses                           85,044     15,324          -     100,368
   Depreciation and amortization       11,811      1,529      7,016      20,356
   Income (loss) from operations       19,713     12,422     (7,016)     25,119
   Capital expenditures, excluding
    acquisitions                       20,302      6,016      1,038      27,356


   September 30, 1999:
   Revenues                         $ 273,494  $  62,875  $       -   $ 336,369
   Cost of sales                       80,097     21,717          -     101,814
   Restaurant wages and related
    expenses                           84,924     14,193          -      99,117
   Depreciation and amortization        9,658      1,464      6,351      17,473
   Income (loss) from operations       14,938     11,314     (6,351)     19,901
   Capital expenditures, excluding
    acquisitions                       21,601      7,658      2,574      31,833


   Identifiable Assets:
   --------------------

   At September 30, 2000            $ 210,716  $  28,835  $  86,249   $ 325,800
   At December 31, 1999               206,500     25,208     88,319     320,027

                     CARROLS CORPORATION AND SUBSIDIARIES
                        NOTES TO CONSOLIDATED CONDENSED
                       FINANCIAL STATEMENTS (continued)


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

7. Deferred Income - Burger King Transformation Activities
   -------------------------------------------------------

   Burger King Corporation has arranged for the Coca Cola Company and Dr. Pepper/Seven Up, Inc. to make funds available to franchisees in connection with Burger King's transformation initiatives. The Company has received approximately $19.8 million in 2000 under this arrangement. In order to receive these funds, the Company has agreed to reinvest a portion of the funds in certain capital investments for its restaurants. The Company has included these supplier rebates in deferred income and is amortizing these rebates as a reduction of cost of sales over a ten year period in order to recognize income over the life of the related supplier contracts. The amount amortized in the three and nine months ended September 30, 2000 was $655,000 and $1,310,000, respectively.

8. Agreement to Acquire Taco Cabana, Inc.
   --------------------------------------

   On October 6, 2000, the Company entered into a definitive Agreement and Plan of Merger to acquire Taco Cabana, Inc., a regional operator of 116 Mexican quick-casual restaurants located primarily in the state of Texas, and franchisor of an additional 10 restaurants. Pursuant to this agreement among Taco Cabana, Inc., the Company and Spur Acquisition Corp., a wholly owned subsidiary of the Company, Spur Acquisition Corp. will be merged with and into Taco Cabana, Inc. which will continue as the surviving corporation and as a wholly owned subsidiary of the Company. Pursuant to the merger, each of the common shares of Taco Cabana, Inc. outstanding immediately prior to the effective time of the merger will be converted into the right to receive $9.04 per share, to be paid by the Company in cash for a total purchase price of approximately $105 million for the 11.6 million common shares outstanding. The total transaction is valued at approximately $152 million (excluding fees and expenses) for the purchase of the outstanding shares, employee stock options and the assumption of Taco Cabana's outstanding debt which was approximately $42 million at September 30, 2000.

                     CARROLS CORPORATION AND SUBSIDIARIES
                        NOTES TO CONSOLIDATED CONDENSED
                       FINANCIAL STATEMENTS (continued)


8. Subsequent Event - Acquisition of Taco Cabana, Inc. (continued)
   ---------------------------------------------------------------

   Completion of the transaction is subject to certain customary conditions including approval of the merger by Taco Cabana's stockholders at a shareholders' meeting scheduled for December 18, 2000 and the Company obtaining the necessary financing to complete the merger. The Company has entered into a binding commitment letter with The Chase Manhattan Bank, the Company's current lead senior lender, and Chase Securities, Inc., pursuant to which Chase has agreed to lend up to $250 million to the Company to finance the merger, pay related fees and expenses, to replace or repay Taco Cabana's outstanding bank indebtedness, to refinance the Company's existing bank indebtedness, and to be used for the Company's working capital, new store development, permitted acquisitions and other general corporate purposes. Chase's obligation to provide the financing pursuant to the commitment letter is subject to the preparation and execution of a definitive loan agreement and related documents and certain other customary conditions, including the following: (i) there not occurring or becoming known to Chase any material adverse condition or material adverse change in or affecting the business, operations, property, condition (financial or otherwise) or prospects of the Company, its subsidiaries and Taco Cabana taken as a whole; (ii) there not having occurred a material disruption of or a material adverse change in financing, banking or capital market conditions that, in Chase's reasonable judgment, could materially impair the syndication of the loan facility; and
   (iii) the execution on or before March 31, 2001 of definitive documentation with respect to the loan facility satisfactory to Chase and its counsel.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION


Certain statements included in this "Management's Discussion and Analysis of Results of Operations and Financial Condition" and elsewhere in this Quarterly Report on Form 10 Q which are not statements of historical fact are intended to be, and are hereby identified as, "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Without limiting the foregoing, the words "believe," "anticipate," "plan," "expect," "estimate," "intend," and other similar expressions are intended to identify forward looking statements. The Company cautions readers that forward looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievement expressed or implied by such forward looking statements. Such factors include, among others, the following: the success or failure of the Company in implementing its current business and operational strategies; availability, terms and access to capital and customary trade credit; general economic and business conditions, competition; changes in the Company's business strategy; failure by the Company or other entities with which it does business to achieve compliance; labor relations; the outcome of pending or yet to be instituted legal proceedings; labor and employee benefit costs; and availability and terms of necessary or desirable financing or refinancing.

Overview
--------

As of September 30, 2000, we operated 354 Burger King restaurants located in 13 Northeastern, Midwestern and Southeastern states and owned and operated 45 Pollo Tropical restaurants in Florida. In addition, at September 30, 2000, we franchised 22 Pollo Tropical restaurants primarily located in Puerto Rico. Since September 30, 1999, the Company has built nine, acquired four and closed four Burger King restaurants, and has built four Pollo Tropical restaurants. At September 30, 2000, one Pollo Tropical restaurant was closed due to a fire in the first quarter of 2000.

Agreement to Acquire Taco Cabana, Inc.
-------------------------------------
On October 6, 2000, the Company entered into a definitive Agreement and Plan of Merger to acquire Taco Cabana, Inc., a regional operator of 116 Mexican quick-casual restaurants located primarily in the state of Texas, and franchisor of an additional 10 restaurants. Pursuant to this agreement among Taco Cabana, Inc., the Company and Spur Acquisition Corp., a wholly owned subsidiary of the Company, Spur Acquisition Corp. will be merged with and into Taco Cabana, Inc. which will continue as the surviving corporation and as a wholly owned subsidiary of the Company. Pursuant to the merger, each of the common shares of Taco Cabana, Inc. outstanding immediately prior to the effective time of the merger will be converted into the right to receive $9.04 per share, to be paid by the Company in cash for a total purchase price of approximately $105 million for the 11.6 million common shares outstanding. The total transaction is valued at approximately $152 million (excluding fees and expenses) for the purchase of the outstanding shares, employee stock options and the assumption of

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
          OF OPERATIONS AND FINANCIAL CONDITION (continued)

Taco Cabana's outstanding debt which was approximately $42 million at September 30, 2000. The Taco Cabana acquisition will initially be financed with borrowings under a senior credit facility, however, we anticipate to subsequently reduce such borrowings with a sale/leaseback of real estate including a portion of Taco Cabana's 42 owned restaurant properties.

Completion of the transaction is subject to certain customary conditions including approval of the merger by Taco Cabana's stockholders at a shareholders' meeting scheduled for December 18, 2000 and the Company obtaining the necessary financing to complete the merger. The Company has entered into a binding commitment letter with The Chase Manhattan Bank, the Company's current lead senior lender, and Chase Securities, Inc., pursuant to which Chase has agreed to lend up to $250 million to the Company to finance the merger, pay related fees and expenses, to replace or repay Taco Cabana's outstanding bank indebtedness, to refinance the Company's existing bank indebtedness, and to be used for the Company's working capital, new store development, permitted acquisitions and other general corporate purposes. Chase's obligation to provide the financing pursuant to the commitment letter is subject to the preparation and execution of a definitive loan agreement and related documents and certain other customary conditions, including the following: (i) there not occurring or becoming known to Chase any material adverse condition or material adverse change in or affecting the business, operations, property, condition (financial or otherwise) or prospects of the Company, its subsidiaries and Taco Cabana taken as a whole; (ii) there not having occurred a material disruption of or a material adverse change in financing, banking or capital market conditions that, in Chase's reasonable judgment, could materially impair the syndication of the loan facility; and (iii) the execution on or before March 31, 2001 of definitive documentation with respect to the loan facility satisfactory to Chase and its counsel.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
               OF OPERATIONS AND FINANCIAL CONDITION (continued)


Results of Operations
---------------------

Three Months Ended September 30, 2000 Compared to Three Months Ended September 30, 1999.

The following table sets forth, for the three months ended September 30, 2000 and 1999, selected operating results as a percentage of restaurant sales:

                                                           2000          1999
                                                          ------        ------
Restaurant sales:
   Burger King                                              81.1%         82.1%
   Pollo Tropical                                           18.9          17.9
                                                           -----         -----

                                                           100.0         100.0
Costs and expenses:
   Cost of sales                                            28.3          30.2
   Restaurant wages and related expenses                    29.0          29.0
   Other restaurant expenses including advertising          23.9          24.3
   General and administrative                                5.5           5.0
   Depreciation and amortization                             6.0           5.1
                                                           -----         -----

Income from restaurant operations                            7.3%          6.4%
                                                           =====         =====

Restaurant Sales
----------------

Restaurant sales for the three months ended September 30, 2000, increased 0.7% to $115.9 million from $115.1 million in the third quarter of 1999. Burger King restaurant sales in the third quarter were $94.1 million in 2000 compared to $94.5 million in 1999. Sales at our comparable Burger King restaurants (those units operating for the entirety of the compared periods) decreased 2.8% for the third quarter of 2000 however this sales decrease was substantially offset by the net addition of nine Burger King restaurants in the past twelve months. Pollo Tropical sales increased $1.3 million to $21.9 million in the third quarter of 2000 or 6.1%, compared to 1999. This increase was due primarily to the opening of four new restaurants in the twelve months ended September 30, 2000. Sales at comparable Pollo Tropical restaurants increased 0.2% in the third quarter of 2000.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
               OF OPERATIONS AND FINANCIAL CONDITION (continued)


Operating Costs and Expenses
----------------------------

Cost of sales (food and paper costs), as a percentage of total restaurant sales, were 28.3% for the third quarter of 2000 compared to 30.2% for the third quarter of 1999. Cost of sales at our Burger King restaurants, as a percentage of Burger King restaurant sales, decreased in the third quarter from 29.1% in 1999 to 27.1% in 2000. Cost of sales at our Pollo Tropical restaurants, as a percentage of Pollo Tropical restaurant sales, decreased in the third quarter from 35.1% in 1999 to 33.2% in 2000. These decreases, in part, are due to menu price increases since the third quarter of 1999 at our Burger King restaurants and menu price increases in the first quarter of 2000 of approximately 1% at our Pollo Tropical restaurants. These decreases also are due to higher supplier rebates for both of our restaurant concepts, including amortization of funds received in 2000 from our soft drink suppliers, and due to favorable commodity costs, particularly chicken, for Pollo Tropical. These factors were offset, in part, by a 4.1% increase in beef costs and a higher level of promotional activity at our Burger King restaurants.

Restaurant wages and related expenses, as a percentage of total restaurant sales, in the third quarter of 2000 were 29.0% which was the same as the third quarter of 1999. Burger King restaurant wages and related expenses, were 30.3% in the third quarter of both years and Pollo Tropical restaurant wages and related expenses, were 23.3% in the third quarter of 2000 compared to 23.1% in 1999. The impact of lower sales volumes at our Burger King restaurants on fixed labor costs in the third quarter of 2000 and a 3.5% increase in hourly labor rates were offset by labor efficiencies and the impact of menu price increases since the third quarter of 1999. Labor efficiencies at our Burger King restaurants included an 8% decrease in average restaurant labor hours due to operating improvements. The increase for Pollo Tropical in the third quarter of 2000 is due to labor rate increases of approximately 2% and lower management vacancy rates, offset in part by labor efficiencies and the impact of menu price increases earlier in the year.

Other restaurant operating expenses, including advertising, decreased from 24.3% of total restaurant sales in the third quarter of 1999 to 23.9% in the third quarter of 2000. Other restaurant operating expenses in the third quarter at our Burger King restaurants decreased from 25.8% in 1999 to 25.5% in 2000 and decreased at our Pollo Tropical restaurants, from 17.6% in 1999 to 16.9% in 2000. The decrease at our Burger King restaurants is attributable to a decrease in local advertising expenses in 2000 offset, in part, by increases in utility costs as well as maintenance expenses related to Burger King image transformation activities. The decrease at our Pollo Tropical restaurants is primarily due to the leveraging of fixed costs, particularly occupancy expenses, offset in part by higher utility costs.

Administrative expenses for the quarter increased $0.7 million to $6.4 million in the third quarter of 2000 due primarily to additional investments in information systems, including staffing to support new restaurant point-of-sale systems, the installation of which was completed in the third quarter of 2000, and higher incentive bonus levels in 2000. As a percentage of total restaurant sales, administrative expenses increased from 5.0% in 1999 to 5.5% in 2000 due primarily to lower sales volumes in 2000 at our Burger King restuarants.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
               OF OPERATIONS AND FINANCIAL CONDITION (continued)


Earnings before interest, income taxes, depreciation and amortization, non-cash extraordinary items and other income ("EBITDA") was $15.7 million in the third quarter of 2000 compared to $13.6 million in the third quarter of 1999. As a percentage of total revenues, EBITDA increased from 11.8% in the third quarter of 1999 to 13.5% in the third quarter of 2000 as a result of the factors discussed above.

Depreciation and amortization increased $1.0 million in the third quarter of 2000 from the third quarter of 1999 due to the Company's capital expenditures of $44.1 million since the end of the third quarter of 1999.

Interest expense was $5.8 million in the third quarter of 2000 compared to $5.4 million in the third quarter of 1999 due to higher effective interest rates, offset slightly by lower average debt balances in 2000.

The provision for income taxes in the third quarter of 2000 was derived on an estimated annual effective income tax rate for 2000 of 49.5%. This rate is higher than the Federal statutory tax rate due to state franchise taxes and non deductible amortization of certain franchise rights and certain other intangible assets including goodwill.

As a result of the foregoing, net income in the third quarter of 2000 was $1,277,000 as compared to $1,161,000 in the third quarter of 1999.

Nine Months Ended September 30, 2000 Compared to Nine Months Ended September 30, 1999

The following table sets forth, for the nine months ended September 30, 2000 and 1999, selected operating results as a percentage of restaurant sales:

                                                         2000            1999
                                                        ------          ------
Restaurant sales:
   Burger King                                            80.7%           81.5%
   Pollo Tropical                                         19.3            18.5
                                                        ------          ------
                                                         100.0           100.0
Costs and expenses:
   Cost of sales                                          28.6            30.3
   Restaurant wages and related expenses                  29.1            29.5
   Other restaurant expenses including advertising        24.3            24.2
   General and administrative                              5.4             5.1
   Depreciation and amortization                           5.9             5.2
   Other income                                            (.4)              -
                                                        ------          ------
Income from restaurant operations                          7.1%            5.7%
                                                        ======          ======

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
               OF OPERATIONS AND FINANCIAL CONDITION (continued)


Restaurant Sales
----------------

Restaurant sales for the nine months ended September 30, 2000 increased 2.9% to $345.3 million from $335.5 million in the first nine months of 1999. Burger King restaurant sales increased $5.1 million, or $1.9%, over 1999 due to the net addition of nine restaurants since the end of the third quarter of 1999. Sales at our comparable Burger King restaurants in the first nine months of 2000 decreased 0.9%. Pollo Tropical sales increased $4.5 million in the first nine months of 2000 or 7.1%, compared to 1999. This increase was due to the opening of four new restaurants in the twelve months ended September 30, 2000 and a 2.4% increase in sales at comparable Pollo Tropical restaurants in the first nine months of 2000.

Operating Costs and Expenses
----------------------------

Cost of sales (food and paper costs), as a percentage of total restaurant sales, were 28.6% for the first nine months in 2000 compared to 30.3% for the first nine months of 1999. Burger King restaurant cost of sales were 27.5%, as a percentage of Burger King restaurant sales, in 2000 compared to 29.3% in 1999 and Pollo Tropical restaurant cost of sales were 33.2%, as a percentage of Pollo Tropical restaurant sales, in 2000 compared to 35.0% in 1999. These decreases, in part, are due to menu price increases since the third quarter of 1999 at our Burger King restaurants and menu price increases in the first quarter of 2000 of approximately 1% at our Pollo Tropical restaurants. These decreases also reflect higher supplier rebates for both our restaurant concepts including amortization of funds received in 2000 from our soft drink suppliers and lower chicken costs at our Pollo Tropical restaurants. These factors were offset, in part, by an increase in beef costs at our Burger King restarants in the first nine months of 2000 compared to 1999.


Restaurant wages and related expenses, as a percentage of total restaurant sales, decreased from 29.5% in the first nine months of 1999 to 29.1% in the first nine months of 2000. Burger King restaurant wages and related expenses were 30.5% in 2000 compared to 31.1% in 1999. This decrease was due primarily to labor efficiencies and to the effects of menu price increases since the third quarter of 1999. Labor efficiencies at our Burger King restaurants reflected an 8.3% decrease in average restaurant labor hours due to operating improvements, partially offset by a 3.5% increase in the hourly labor rate. Pollo Tropical restaurant wages and related expenses increased slightly to 23.0% in 2000 from 22.9% in 1999.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
               OF OPERATIONS AND FINANCIAL CONDITION (continued)


Other restaurant operating expenses, including advertising, increased slightly from 24.2% of total restaurant sales in the first nine months of 1999 to 24.3% in the first nine months of 2000. Other restaurant operating expenses at our Burger King restaurants were 25.8% in both years. Other restaurant operating expenses at Pollo Tropical increased from 17.1% in 1999 to 18.1% in 2000. The increase at Pollo Tropical was due to an increase in advertising expenditures of $0.7 million, or 0.7% as a percentage of Pollo Tropical restaurant sales, due to the timing of advertising expenditures compared to the prior year and increased occupancy and utility costs. Occupancy costs increased 0.2% as a percentage of Pollo Tropical restaurant sales in the first nine months of 2000 compared to 1999 due in part to the sale/leaseback of five Pollo Tropical restaurant properties at the end of the second quarter of 1999.

Other income of $1,365,000 was a result of terminating our supply agreement with Ameriserve Food Distribution, Inc. in the second quarter. This income represented the remaining unrecognized portion of contractual payments previously received and deferred at the inception of the agreement.

Administrative expenses increased to $18.8 million in the first nine months of 2000 from $17.0 million in the first nine months of 1999 and increased, as a percentage of total restaurant sales, from 5.1% in 1999 to 5.4% in 2000. The increase in administrative expense over 1999 is due to increased investments in information systems, including staffing to support new restaurant point of sale systems, the installation of which was completed in the third quarter of 2000, and higher bonus expense levels in 2000.

Earnings before interest, income taxes, depreciation and amortization, and non cash extraordinary items and other income ("EBITDA") increased to $44.1 million in the first nine months of 2000 from $37.4 million in the first nine months of 1999. As a percentage of total revenues, EBITDA margins increased from 11.1% in 1999 to 12.7% in 2000 as a result of the factors discussed above.

Depreciation and amortization increased $2.9 million in the first nine months of 2000 from the first nine months of 1999 due to our capital expenditures since the beginning of 1999.

Interest expense was $17.4 million in the first nine months of 2000 compared to $16.7 million in the first nine months of 1999 due to higher effective interest rates in 2000, offset slightly by lower average debt balances in 2000.

The provision for income taxes for the nine months ended September 30, 2000 was derived on an estimated effective income tax rate for 2000 of 49.5%. This rate is higher than the Federal statutory tax rate due to state franchise taxes and non deductible amortization of certain franchise rights and certain other intangible assets including goodwill.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
               OF OPERATIONS AND FINANCIAL CONDITION (continued)


Net income for the nine months ended September 30, 2000 and 1999 was $3,900,000 and $507,000, respectively.

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

Our operations in the first nine months of 2000 generated approximately $39.5 million in cash, compared with $29.4 million in the first nine months of 1999.

Capital expenditures represent a major investment of cash and, excluding acquisitions, totaled $27.4 million and $31.8 million in the first nine months of 2000 and 1999, respectively. Expenditures for new restaurant development were $8.5 million and $8.7 million in the first nine months of 2000 and 1999, respectively. Capital expenditures in 1999 also included $3.3 million for the purchase of the land and building for two Pollo Tropical restaurants that were previously leased.

In 2000, we anticipate total capital expenditures of approximately $35 million, excluding the cost of any acquisitions. These amounts include approximately
$4 million for construction of new Burger King restaurants, including certain real estate; $6 million for construction of new Pollo Tropical restaurants, including certain real estate; approximately $12 million for remodeling existing Burger King restaurants; and approximately $1 million to $2 million for expenditures related to Burger King transformation initiatives, which include new signage and other facility improvements. Estimated remodeling activities in 2000 include approximately $6.5 million of expenditures related to the Burger King Early Successor Incentive Program. Other anticipated Burger King restaurant capital expenditures in 2000 for ongoing reinvestment are approximately $5 million. We also completed the rollout of new restaurant point of sale systems in August 2000 which resulted in expenditures of approximately $4 million in 2000.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
               OF OPERATIONS AND FINANCIAL CONDITION (continued)


At September 30, 2000, we had total indebtedness of $240.9 million comprised of $170.0 million of unsecured 9.5% Senior Subordinated Notes due 2008, total borrowings under our senior credit facility of $67.4 million and other debt of $3.5 million. Our senior credit facility provides for a term loan facility of $50 million and a revolving credit facility under which we may borrow up to $105 million (including a standby letter of credit facility for up to $5 million). At September 30, 2000, $44.0 million was outstanding under the term loan facility and $78.0 million was available for borrowings under our revolving credit facility, after reserving $3.6 million for letter of credit agreements issued under the facility.

Interest payments under our senior subordinated notes and other existing debt obligations represent significant liquidity requirements for us. We believe cash generated from our operations and availability under our revolving credit facility will provide sufficient cash to cover our working capital needs, capital expenditures, planned development and debt service requirements for the next twelve months.

Burger King Transformation Activities
-------------------------------------

Burger King Corporation has arranged for the Coca Cola Company and Dr. Pepper/Seven Up, Inc. to make funds available to franchisees in connection with the transformation initiatives. In order to receive these funds, the Company has agreed to reinvest a portion of the funds in certain capital investments for its restaurants. We have received $56,000 per restaurant, or approximately $19.8 million in the aggregate, from the fund established by Coca Cola and Dr. Pepper. The first installment of $9.9 million was received in March 2000 and the second installment of $9.9 million was received in August 2000.

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

PART II   OTHER INFORMATION
---------------------------

Item 1.   -Legal Proceedings

          There were no material legal proceedings commenced by or initiated against the Company during the reported quarter or material developments in any previously reported litigation.

Item 2.   -Changes in Securities

          None

Item 3.   -Default Upon Senior Securities

          None

Item 4.   -Submission of Matters to a Vote of Security Holders

          None

Item 5.   -Other Information

          None

Item 6.   -Exhibits and Reports on Form 8K

          a. The following exhibits are filed as part of this report.

              Exhibit No.
              -----------

              27      Financial Data Schedule

          b. There were no reports on Form 8-K filed during the reported quarter. The Company filed a Form 8-K dated October 6, 2000 reporting the Agreement and Plan of Merger among Carrols Corporation, Spur Acquisition Corp. and Taco Cabana, Inc. under
              Item 5.

                                   SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        CARROLS CORPORATION
                                        (Registrant)

Date:  November 13, 2000                /s/_____________________________________
                                                       (Signature)
                                        Alan Vituli
                                        Chairman and Chief Executive Officer

Date:  November 13, 2000                /s/_____________________________________
                                                       (Signature)
                                        Paul R. Flanders
                                        Vice President - Finance (Principal
                                        Financial Officer and Principal
                                        Accounting Officer)