Form 10-K
period 2000-12-31
CARROLS CORP
filed 2001-04-03
CIK 17927

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

                    For Fiscal Year Ended December 31, 2000

                        Commission File Number: 0-25629

                               ----------------

                              CARROLS CORPORATION
            (Exact name of Registrant as specified in its charter)

               Delaware                              16-0958146
     (State or other jurisdiction        (I.R.S. EmployerIdentification No.)
   ofincorporation or organization)

           968 James Street                             13203
          Syracuse, New York                          (Zip Code)
    (Address of principal executive
                office)

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

  The number of shares outstanding of each of the Registrant's classes of common stock, as of March 26, 2001: 10.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

  The Company uses a 52-53 week fiscal year ending on the Sunday closest to December 31. All references herein to the fiscal years ended January 3, 1999, January 2, 2000 and December 31, 2000 will hereinafter be referred to as the fiscal years ended December 31, 1998, 1999 and 2000, respectively.

                                    PART I

  This 2000 Annual Report on Form 10-K contains statements which constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Those statements include statements regarding the intent, belief or current expectations of the Registrant and its management team. Investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements. Such risks and uncertainties include, among other things, competitive conditions, economic and regulatory factors, general economic conditions, fluctuations in commodity prices, availability of restaurant supply and distribution of product, liquidity of major distributors, labor costs, the ability of the Registrant to manage its growth and successfully implement its business strategy and other risks and uncertainties that are discussed herein.

Item 1. Business

Overview

 Who We Are

  We are one of the largest restaurant companies in the U.S. operating more than 520 restaurants in 17 states. We are the second largest Burger King(R) franchisee in the world and have operated Burger King restaurants since 1976. As of December 31, 2000, we operated 355 Burger King restaurants located in 13 Northeastern, Midwestern and Southeastern states. We also operate two regional Hispanic restaurant chains, Taco Cabana and Pollo Tropical, that operate or franchise more than 200 restaurants.

  We have acquired and constructed Burger King restaurants resulting in a 53% increase in the number of restaurants we operate since the end of fiscal 1996. We have also enhanced the quality of operations and have grown our Burger King restaurant sales from $240.8 million in 1996 to $371.3 million in 2000.

  We have also expanded our operations during the past three years through the acquisition of two regional quick-casual Hispanic restaurant chains. In July 1998 we acquired Pollo Tropical Inc., a restaurant chain featuring grilled marinated chicken and authentic "made from scratch" side dishes, for a cash purchase price of approximately $95 million. Since the acquisition we have expanded this concept almost 40% by opening 14 new Pollo Tropical restaurants. At December 31, 2000 we had 49 company owned Pollo Tropical restaurants in Florida and 24 franchised Pollo Tropical restaurants, primarily in Puerto Rico. Total Pollo Tropical revenues were $90.0 million in 2000.

  On December 19, 2000 we acquired Taco Cabana Inc., a restaurant chain featuring Tex-Mex style food including flame-grilled beef and chicken fajitas, quesadillas, and fresh flour tortillas, for a total purchase price of approximately $154.7 million. As of December 31, 2000 we had 117 company owned Taco Cabana restaurants located in Texas, Oklahoma and Arizona and 10 franchised Taco Cabana restaurants. Although not included in our results for the entire year, Taco Cabana's revenues were $170.7 million in 2000. See Note 9 "Business Segment Information" in Item 14.

  Due to our acquisitions and the increase in the number of Burger King restaurants over the past five years, our total revenues have increased approximately 94% from $240.8 million in 1996 to $466.9 million in 2000 and our EBITDA (earnings before interest, income taxes, depreciation, amortization and other income) has increased approximately 90% from $31.5 million in 1996 to $59.9 million in 2000.

 Burger King

  Burger King is the second largest quick-service hamburger restaurant chain in the world, with approximately 11,300 restaurants throughout the U.S. and in 58 foreign countries as of January 31, 2001. In fiscal 2000, Burger King Corporation ("BKC") reported worldwide sales of approximately $11.4 billion including $8.7 billion from its restaurants in the U.S. Burger King restaurants are quick-service restaurants of distinctive design which feature flame-broiled hamburgers and serve several widely known, trademarked products, the most popular being the WHOPPER(R) sandwich.

  We believe that the primary competitive advantages of Burger King restaurants are:

  . convenience of location;
  . speed of service;
  . quality; and
  . price.

 Pollo Tropical

  We operate and franchise Pollo Tropical quick-casual restaurants featuring fresh grilled chicken marinated in a proprietary blend of tropical fruit juices and spices and authentic "made from scratch" side dishes. The menu emphasizes freshness and quality with a focus on flavorful chicken served "hot off the grill." Pollo Tropical restaurants combine high quality, distinctive menu items and an inviting tropical setting with the convenience and value of quick-service restaurants.

  Pollo Tropical opened its first company-owned restaurant in 1988 in Miami and its first international franchised restaurant in 1995 in Puerto Rico. As of December 31, 2000, we owned and operated 49 Pollo Tropical restaurants, all located in south and central Florida, and we franchised 24 Pollo Tropical restaurants, 18 of which are located in Puerto Rico, three in Ecuador and one location each in Aruba, El Salvador and Miami. For the year ended December 31, 2000, Pollo Tropical's average restaurant sales were approximately $2 million, which we believe is among the highest in the quick-service restaurant industry.

  Our acquisition of Pollo Tropical has allowed us to:

  . broaden our opportunities to build additional restaurants;
  . expand our geographic presence;
  . diversify our revenue base;
  . increase our cash flow; and
  . enhance our operating margins.

 Taco Cabana

  Acquired in December 2000, our Taco Cabana restaurants feature fresh, premium quality Tex-Mex and traditional Mexican style food. Menu items include flame-grilled beef and chicken fajitas, rotisserie chicken, quesadillas, traditional Mexican and American breakfasts, other Tex-Mex dishes and fresh-made flour tortillas. Many of Taco Cabana's menu items are "sharing" foods designed for families and large groups. Unlike many of its competitors, most menu items are made fresh daily in each of our Taco Cabana restaurants. Taco Cabana restaurants also offer a variety of beverage choices, including margaritas and beer.

  Taco Cabana pioneered the Mexican patio cafe concept with its first restaurant in 1978 and as of December 31, 2000 operated 117 restaurants, 106 of which are located in Texas. For the year ended December 31, 2000, Taco Cabana's average restaurant sales were approximately $1.5 million.

  Our acquisition of Taco Cabana will allow us to:

  . further expand our geographic presence in areas with high population growth;
  . further diversify our revenue base into the Tex-Mex restaurant segment; . enhance our overall operating margins and cash flow; and . capitalize on the significant growth of the Hispanic population in the
    United States.

 The Industry

  The quick-service restaurant industry, which includes hamburgers, pizza, chicken, various types of sandwiches and Mexican and other ethnic foods, has experienced consistent growth. The National Restaurant Association estimated that sales at quick-service restaurants would reach approximately $114.7 billion in 2000, compared with approximately $61.4 billion in 1988. This growth in the quick-service restaurant industry reflects consumers' increasing desire for a convenient, reasonably priced restaurant experience. In addition, consumer need for meals and snacks prepared outside of the home has increased as a result of the greater numbers of working women and single parent families. According to the National Restaurant Association, the percentage of the average family's food budget spent on meals consumed "away from home" has grown from approximately 25% of the food budget in 1955 to almost 50% in 2000.

Competitive Strengths

  We attribute our success in the quick-service restaurant industry to the following competitive strengths:

  One of the Largest Burger King Franchisees. We are the second largest Burger King franchisee in the world. We believe that our leadership position, together with our experienced management team, effective management information systems, an extensive infrastructure and a proven track record for integrating acquisitions and new restaurants, provide us with attractive opportunities to build and acquire additional restaurants. In addition, we believe that these factors enable us to enhance restaurant margins and overall performance and allow us to operate more efficiently than most other Burger King franchisees.

  Strong Brand Names. We believe all of our restaurant concepts are highly recognized brands in their market areas.

 Burger King

  Since the formation of BKC in 1954, the Burger King brand has become one of the most recognized brands in the restaurant industry. BKC spends between 4% and 5% of total system sales on advertising per year (approximately $500 million in 2000 and approximately $2.2 billion over the past five years). The strong Burger King brand, coupled with the quality and value of the food and convenience of its restaurants, has provided growth for the Burger King system.

 Pollo Tropical

  Pollo Tropical is one of the most highly recognized quick-service restaurant brands in Pollo Tropical's core markets of south and central Florida. We believe that the following factors have led to the success of the Pollo Tropical concept:

  . strong brand awareness in Pollo Tropical's core markets;
  . high frequency of visits and loyalty among our Hispanic customers; and . positioning of our menu to capitalize on the growing consumer preference for both healthier and ethnic foods.

 Taco Cabana

  Taco Cabana is a highly recognized brand in its Texas core markets. Of the 117 Taco Cabana restaurants we operated as of December 31, 2000, a total of 101 restaurants are concentrated in four major markets: San Antonio, Houston, Dallas/Fort Worth and Austin. Taco Cabana has converted or re-imaged substantially all of its existing restaurants over the past three years. This new design enhances Taco Cabana's unique patio cafe image.

  Stable Cash Flows. We believe that the stability of our operating cash flow is due to the proven success of our Burger King, Pollo Tropical and Taco
Cabana restaurant concepts and our consistent focus on restaurant operations. During the past five years, our restaurant level EBITDA (EBITDA before general and administrative expenses) margins for our Burger King restaurants ranged between 14.5% and 17.4% and averaged 15.9%. In addition, over the same period, restaurant level EBITDA margins for our Pollo Tropical restaurants has ranged between 18.7% and 25.6% and averaged 23.9%. Aggregate cash flow from total Company operations has increased from $14.3 million in 1996 to $49.7 million in 2000. We believe that the stability and diversification of our cash flow provides us with adequate liquidity to meet our cash flow needs and to pursue additional growth.

  Diversified Locations and Restaurant Concepts. Over the past five years, we have increased the number of Burger King restaurants we own by over 50% and we have increased our geographic presence from nine states to 13 states. Our acquisitions of Pollo Tropical with its restaurants in Florida, the Caribbean and Central and South America and Taco Cabana with its restaurants in Texas and the Southwest have further expanded our geographic presence. We believe this geographic expansion and continued restaurant growth from these concepts enable us to capitalize on regions that have rapidly growing populations and to further reduce our dependence on the economic performance of any one particular region or restaurant concept.

  Experienced Management Team with a Significant Equity Stake. Our senior management team, headed by Chairman and Chief Executive Officer Alan Vituli and President and Chief Operating Officer Daniel T. Accordino, has a long and successful history of developing, acquiring and operating quick-service restaurants. Under their leadership and direction, we have become one of the world's largest Burger King franchisees. Mr. Accordino oversees all Company operations. For our Burger King restaurants he leads a team of five regional operating directors who have an average of 26 years of restaurant industry experience and 48 district managers who have an average of 16 years of restaurant management experience in the Burger King system. In addition, Nicholas A. Castaldo, President and Chief Operating Officer of our Pollo Tropical Division has over 20 years experience in the restaurant industry. Our management owns (on a fully diluted basis) approximately 12% of Carrols Holdings, which owns 100% of our stock. Our regional and district managers also hold options to acquire equity in Carrols Holdings.

Business Strategy

  Our business strategy is to continue to increase revenues and cash flow through the construction of new restaurants and selective acquisitions, and to increase operating efficiencies. Based on our historical performance, we believe that our business strategy represents a low-risk growth plan. Our strategy is based on the following components:

  Leverage Brand Names. We realize significant benefits as a Burger King franchisee and owner of the Pollo Tropical and Taco Cabana restaurant concepts. These benefits are the result of the following:

  . widespread recognition of the Burger King brand;
  . the size and penetration of BKC's advertising;
  . BKC's management of the Burger King brand, including new product development; and
  . strong recognition of the Pollo Tropical and Taco Cabana brands in their core markets.

We believe that all three of our brands provide opportunities to expand our operations both within and outside our existing geographic markets.

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

  Selectively Acquire Burger King Restaurants. The Burger King system is highly fragmented in the U.S., with approximately 7,800 Burger King restaurants being operated by approximately 1,600 franchisees. We expect to continue to be a buyer of Burger King restaurants and we believe that opportunities for selective acquisitions will continue in both existing and new geographic markets as smaller franchisees seek liquidity through the sale of their restaurants. As one of the largest Burger King franchisees with a demonstrated ability to effectively integrate acquisitions, we believe that we are better positioned to capitalize on potential acquisitions than many other Burger King franchisees. We believe that by acquiring additional Burger King restaurants, we can achieve operating efficiencies from our ability to improve controls over restaurant food costs, more efficiently utilize labor, and achieve economies of scale by leveraging our corporate infrastructure.

  Achieve Operating Efficiencies. We maintain a disciplined commitment to increasing the profitability of our existing restaurants. Our large base of restaurants, management structure and management information systems enable us to optimize operating efficiencies for our new and existing restaurants. We are able to control restaurant and corporate level costs, capture economies of scale by leveraging our existing corporate infrastructure and use our sophisticated management information and point-of-sale systems to more efficiently manage our restaurant operations and to ensure consistent application of operating controls. Our size enables us to realize benefits with improved bargaining power for purchasing and cost management activities. We believe these factors provide the basis for increased unit and Company profitability.

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

  Our Burger King restaurants consist of one of several building types with various seating capacities. BKC's traditional restaurant contains approximately 2,800 to 3,200 square feet with seating capacity for 90 to 100 customers, has drive-thru service windows, and has adjacent parking areas. At December 31, 2000, 340 of our 355 Burger King restaurants were freestanding.

 Pollo Tropical Restaurants

  Pollo Tropical restaurants combine high quality, distinctive taste and an inviting tropical setting with the convenience and value pricing of quick-service restaurants. Pollo Tropical restaurants offer a unique selection of food items reflecting tropical and Caribbean influences and feature grilled fresh chicken marinated in a proprietary blend of tropical fruit juices and spices. Chicken is grilled in view of customers on large, custom, open-flame grills. Pollo Tropical broadened its selection in 1996 by adding "island" pork to the menu, and in 1997 by adding a line of "TropiChops(R)," a bowl containing rice, black beans, chicken or pork and other ingredients at an attractive price point to the menu. In 1998, grilled shrimp was added to the menu. We also feature an array of distinctive and popular side dishes, including black beans and rice, yucatan fries and sweet plantains, as well as more traditional menu items such as french fries, corn, and tossed and caesar salads. We also offer freshly prepared tropical desserts, such as flan and tres leches.

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

  Our Pollo Tropical restaurants are generally open for lunch and dinner seven days per week from 11:00 AM to 10:00 PM (11:00 PM on Friday and Saturday) and offer sit-down dining, counter take-out and drive-thru service to accommodate the varied schedules of families, business people, students and other time-sensitive individuals. Our menu offers a variety of portion sizes to accommodate a single customer, family or large group. Pollo Tropical restaurants also offer an economical catering menu, with special prices and portions to serve 25 to 500 persons.

  Our Pollo Tropical restaurants typically provide seating for 80 to 100 customers and provide drive-thru service. All of our Pollo Tropical restaurants are free-standing buildings except for three locations contained within strip shopping centers and one street-level storefront location in an office building. Our current prototypical freestanding Pollo Tropical restaurant ranges between 2,800 and 3,200 square feet in size.

 Taco Cabana

  Taco Cabana restaurants feature generous portions of fresh, premium quality Tex-Mex and traditional Mexican style food at an exceptional value. The restaurants provide interior, semi-enclosed and patio dining areas with a festive Mexican theme. Menu items include flame-grilled beef and chicken fajitas served on sizzling iron skillets, "Chicken Flameante"(TM) (a marinated rotisserie chicken), quesadillas, traditional Mexican and American breakfasts, other Tex-Mex dishes and fresh, hot flour tortillas. The menu items offered at our Taco Cabana restaurants are prepared at that restaurant from fresh meat and produce ingredients delivered by suppliers to most restaurants three times each week. Taco Cabana is committed to differentiating itself from other quick service competitors by utilizing fresh, high quality ingredients as well as the preparation of most items "from scratch". In order to simplify operations and provide a more consistent product, Taco Cabana also uses a number of pre-prepared items.

  Taco Cabana restaurants average approximately 3,200 square feet (exclusive of the exterior dining area) and provide seating for approximately 80 customers, with additional patio seating for approximately 50 customers. Taco Cabana restaurants are typically distinctive in appearance, conveying a Mexican theme and permitting easy identification by passing motorists. During 1997, Taco Cabana initiated a re-image program for its existing restaurants which incorporated many of the features of a new prototype restaurant design introduced in 1996 and utilized for subsequent restaurant development. Substantially all of Taco Cabana's restaurants have been converted or re-imaged over the past three years. The new prototype features rounded fronts, as well as Southwest accents such as a clay tile roof, heavy wood beams and a trellis that shades the patio area, and add the use of bright colors outside and inside, including colored tiles, doors, windows and awnings. Corrugated metal wall panels, aged wood finishes and distressed stainless steel counter tops are featured inside, all of which are intended to replicate an old Mexican cafe.

  Taco Cabana's interior restaurant design enables customers to observe fresh fajitas cooking on a charcoal grill, a machine making fresh, hot flour tortillas, Chicken Flameante(TM) rotating on spits and the preparation of other food items. Upon entry, the customer places an order selected from an overhead menu board, proceeds down a service line to where the order is picked up, and then passes a Salsa Bar en route to the dining area. The distinctive Salsa Bar offers Taco Cabana customers freshly prepared, authentic Tex-Mex ingredients such as Salsa de Fuego (made with charred peppers and tomatoes,) pico de gallo and salsa (all "made from scratch" throughout the day at each restaurant), cilantro, pickled jalapeno slices, crisp chopped onions, and fresh sliced limes. According to the season, time of day and personal preference, our customers can choose to dine in the restaurant's brightly colored and festive interior dining area or in either the semi-enclosed or outdoor patio areas.

  We operate our Taco Cabana restaurants to enable customers to dine-in or take-out, as they choose. In most cases, the restaurants also provide the convenience of drive-thru windows which, in the aggregate, accounted for 42.4% of restaurant sales for the year ended December 31, 2000. A majority of our Taco Cabana restaurants are open 24 hours a day. This strategy is continually evaluated for economic viability on a restaurant by restaurant basis.

Restaurant Economics

 Burger King Restaurants

  For fiscal 2000, our Burger King restaurants generated average sales of $1,055,000 and average restaurant level EBITDA of $174,000. Drive-thru sales contributed 57.4% of restaurant sales. In all but 19 locations, which are primarily in malls, our Burger King restaurants have a drive-thru window. Percentages of total sales by day part were as follows for the year ended December 31, 2000:

     Breakfast........................................................     14.7%
     Lunch............................................................     33.3%
     Dinner...........................................................     27.0%
     Late Afternoon & Late Night Snacks............................... Remainder

The average sales transaction was $4.16 in 2000.

  The cost of the franchise fee, equipment, seating, signage and other interior costs of a standard new Burger King restaurant is approximately $265,000 (excluding the cost of the land, building, and site improvements). The cost of land generally ranges from $200,000 to $500,000. The cost of building and site improvements generally ranges from $500,000 to $550,000. We typically lease the real estate associated with our Burger King restaurants.

 Pollo Tropical Restaurants

  For the year ended December 31, 2000, our Pollo Tropical restaurants generated average sales of $1,951,000 and average restaurant level EBITDA of $499,000. Pollo Tropical restaurant sales are well balanced by method of service and by day part. For 2000, drive-thru sales contributed 37.3% of restaurant sales and take-out sales accounted for 23.2% of total sales. Percentages of total sales by day part are as follows:

     Lunch................................................................ 45.8%
     Dinner............................................................... 54.2%

The average sales transaction was $7.95 in 2000.

  The cost of equipment, seating, signage and other interior costs of a standard new Pollo Tropical restaurant is approximately $240,000 (excluding the cost of the land, building, and site improvements). The cost of land generally ranges from $450,000 to $700,000. The cost of building and site improvements generally ranges from $550,000 to $650,000. We typically lease the real estate associated with our Pollo Tropical restaurants.

 Taco Cabana Restaurants

  Although not included in our results for the entire year, for the year ended December 31, 2000, Taco Cabana generated average restaurant sales of $1,510,000 and average restaurant level EBITDA of $329,000.

  The majority of our Taco Cabana restaurants are open 24 hours a day. Sales at the restaurants are well balanced by day part. Percentages of total sales by day part are as follows:

     Breakfast........................................................     15.2%
     Lunch............................................................     22.1%
     Dinner...........................................................     23.6%
     Late Night (9pm to 2am)..........................................     17.0%
     Other (2pm to 5pm and 2am to 6:30am)............................. Remainder

The average sales transaction was $6.29 in 2000.

  The cost of equipment, seating, signage and other interior costs of a standard new Taco Cabana restaurant is approximately $400,000 (excluding the cost of the land, building and site improvements). The cost of the land generally ranges from $450,000 to $750,000. The cost of building and site improvements generally ranges from $550,000 to $650,000. We will typically lease the real estate associated with our Taco Cabana restaurants.

Restaurant Locations

 Burger King

  The following table sets forth the locations of the 355 Burger King restaurants we operated at December 31, 2000.

                                                                        Total
     State                                                           Restaurants
     -----                                                           -----------
     Connecticut....................................................       1
     Indiana........................................................       5
     Kentucky.......................................................      10
     Maine..........................................................       5
     Massachusetts..................................................       2
     Michigan.......................................................      27
     New Jersey.....................................................       2
     New York.......................................................     153
     North Carolina.................................................      38
     Ohio...........................................................      75
     Pennsylvania...................................................      14
     South Carolina.................................................      22
     Vermont........................................................       1
                                                                         ---
       Total........................................................     355
                                                                         ===

 Pollo Tropical

  As of December 31, 2000, we owned and operated 49 Pollo Tropical restaurants, all located in Florida. In addition, of our 24 franchised Pollo Tropical restaurants, 19 are located in Puerto Rico, three are located in Ecuador and Aruba, El Salvador and Miami each have one location.

 Taco Cabana

  As of December 31, 2000, we owned and operated 117 Taco Cabana restaurants and franchised 10 Taco Cabana restaurants located in the following states:

                                                          Owned Franchised Total
                                                          ----- ---------- -----
     Texas...............................................  106       6      112
     Oklahoma............................................    8     --         8
     Arizona.............................................    3     --         3
     New Mexico..........................................  --        2        2
     Georgia.............................................  --        1        1
     Indiana.............................................  --        1        1
                                                           ---     ---      ---
       Total.............................................  117      10      127
                                                           ===     ===      ===

Operations

 Management Structure

  We conduct substantially all of our executive management, finance, marketing and operations support functions from our corporate headquarters in Syracuse, New York, or our Pollo Tropical headquarters in Miami, Florida or our Taco Cabana headquarters in San Antonio, Texas. With respect to our Burger King operations, we currently have five regional directors with an average of 26 years of restaurant industry experience, three of whom are vice presidents. Each of our regional directors is responsible for the operations of our Burger King restaurants in their assigned region. We have employed four of our regional directors for over 20 years. Forty-eight district supervisors support the regional directors. Our district supervisors have an average of 16 years of restaurant management experience in the Burger King system. The management structure for Pollo Tropical consists of a Vice President of Operations who is supported by five district supervisors. The management structure of Taco Cabana consists of two regional vice presidents supported by 17 district supervisors.

  For each of a our brands a district supervisor is responsible for the direct oversight of the day-to-day operations of an average of seven restaurants. Typically, district supervisors have previously served as restaurant managers at one of our restaurants. Both regional directors and district supervisors are compensated with a fixed salary plus an incentive bonus based upon the performance of the restaurants under their supervision. Typically, our restaurants are staffed with hourly employees who are supervised by a salaried manager and two or three salaried assistant managers.

 Training

  We maintain a comprehensive training and development program for all of our personnel and provide both classroom and in-restaurant training for our salaried and hourly personnel. The program emphasizes system-wide operating procedures, food preparation methods and customer service standards for each of the concepts. In addition, BKC's training and development programs are also available to us.

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

  Both our Burger King and Taco Cabana restaurants employ state-of-the-art, touch-screen point-of-sale (POS) that are designed to facilitate accuracy and speed of order taking. These systems are user-friendly, require limited cashier training and improve speed-of-service through the use of conversational order-taking techniques. The POS systems are integrated with PC-based applications at the restaurant that are designed to facilitate financial and management control of our restaurant operations.

  Our restaurant systems provide daily tracking and reporting of traffic counts, menu item sales, labor and food data, and other key operating information for each restaurant. We electronically communicate with our restaurants on a daily basis enabling us to collect this information for use in our corporate systems. Our Corporate and divisional administrative headquarters house client/server-based systems that support all of our accounting, operating and reporting systems. We also operate a 24-hour, 7-day help desk at our Corporate headquarters which enables us to provide systems and operational support to our Burger King restaurant operations as required. Among other things, our Burger King and Taco Cabana restaurant information systems provide us with the ability to:

  . monitor labor utilization and sales trends on a real-time basis at each restaurant enabling the store manager to effectively manage to corporate established labor standards on a timely basis;
  . minimize shrinkage using restaurant-level inventory management and centralized standard costing systems;
  . analyze sales and product mix data and help restaurant management personnel forecast production levels;
  . systematically communicate payroll transactions and human resource data to our divisional administrative offices for efficient centralized management of labor costing and payroll processing;
  . employ centralized control over price, menu and inventory management activities at the restaurant utilizing the remote access capabilities of our systems;
  . take advantage of electronic commerce including our ability to place orders with suppliers and to integrate detailed invoice, receiving and product data with our inventory and accounting systems;
  . provide analyses, reporting and tools to enable all levels of management to review a wide-range of financial and operating data; and . monitor day-part drive-thru speed of service at each of our restaurants.

  Information from our systems is available daily to the restaurant manager, who is expected to react quickly to trends or situations in his or her restaurant. Our district supervisors also receive daily information for all restaurants under their control and have access to key operating data on a remote basis using our corporate intranet and laptop computers. Each management level, from the restaurant manager through senior management, monitors key restaurant performance indicators.

  Our Pollo Tropical restaurants utilize in-store computerized point-of-sale systems to control cash, collect customer and sales statistics, and to track labor and other restaurant data. We believe that we have the ability to continue improving the operating efficiencies of the Pollo Tropical restaurants as we deploy systems and technology with capabilities similar to those in our Burger King and Taco Cabana restaurants. Since our acquisition of Pollo Tropical in 1998, we have begun to establish the foundation for these systems by installing new versions of POS software, implementing recipe files to capture inventory costing data, and by the initial introduction of PC-based applications for the restaurant managers.

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

Burger King Franchise Agreements

  Each of our Burger King restaurants operates under a separate franchise agreement. Our franchise agreements with BKC require, among other things, that all restaurants be of standardized design and be operated in a prescribed manner, including utilization of the standard Burger King menu. Our franchise agreements with BKC generally provide for an initial term of 20 years and currently have an initial fee of $50,000. BKC may grant a successor franchise agreement (renewal) for an additional 20-year term, provided the restaurant meets the then current BKC operating standards. The successor BKC franchise agreement fee is currently $50,000. Our franchise agreements with BKC are non-cancelable except for failure to abide by their terms. We are not in default under our franchise agreements with BKC.

  In order to obtain a successor franchise agreement with BKC, a franchisee is typically required to make capital improvements to the Burger King restaurant to bring the Burger King restaurant up to BKC's then-current design standards. The required capital improvements will vary widely depending upon the magnitude of the required changes and the degree to which we have made interim changes to the restaurant. Our average remodeling costs for the 105 restaurants we have remodeled in the past three years was approximately $258,000. We have four franchise agreements expiring in 2001, five franchise agreements expiring in 2002 and seven franchise agreements expiring in 2003.

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

  We are required to obtain BKC's consent before we acquire or develop new Burger King restaurants. BKC also has the right of first refusal to purchase any Burger King restaurant that is being offered for sale by a franchisee. To date, BKC has approved all of our acquisitions of Burger King restaurants, except for two instances when it exercised its right of first refusal.

 Franchise Fee Changes and Early Successor Program

  On July 1, 2000, BKC increased its royalty and franchise fees for most new restaurants. The franchise fee for new restaurants increased from $40,000 to $50,000 for a 20-year agreement and the royalty rate will increase from 3 1/2% of sales to 4 1/2% of sales, after a transitional period. For franchise agreements entered into during the transitional period, the royalty rate will be 4% of sales for the first 10 years and 4 1/2% of sales for the balance of the term.

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

  BKC is also offering a voluntary program to encourage franchisees to accelerate the renewal of their franchise agreements. Franchisees that elect to participate in the Early Successor Incentive Program will be required to make capital improvements in the restaurants to bring them up to BKC's current design image. Franchise agreements entered into under this program will have special provisions regarding the royalty rates including a reduction in the royalty for a period of time.

  For commitments made prior to July 1, 2000 to renew franchise agreements under BKC's Fiscal 2000 early successor program, the renewal franchise fee remained at $40,000. The royalty rate under this program will remain at 3 1/2% through March 31, 2002, at which time it will then be reduced to 2 3/4% for the following five-year period. The royalty rate reverts back to 3 1/2% effective April 1, 2007 for the remainder of any of the initial franchise term, and then increases to 4 1/2% for the balance of the new agreement. The capital improvements required in conjunction with the successor franchise renewal under this program must be completed by December 31, 2001.

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

  After evaluating the applicable royalty reductions and the acceleration of the required capital improvements, we elected to renew 45 franchise agreements under BKC's Fiscal 2000 early successor program. The capital investments and franchise fees related to these 45 renewals were $6.7 million in 2000 and are estimated to be approximately $8.2 million in 2001. It is our intention to elect to renew 15 franchise agreements under the Fiscal 2001 early successor program. The capital investments and franchise fees for these 15 renewals are estimated to be approximately $6 million and will be invested in 2002.

 Transformation Initiatives

  BKC has initiatives underway to encourage and facilitate franchisees' investment in certain upgrades to their restaurants. These transformation initiatives include the installation of new signage with the new Burger King logos, and where necessary, expenditures for painting, parking lot maintenance and landscaping. In addition, BKC is in the process of approving a drive-thru equipment package. BKC is also evaluating potential changes to the kitchen including a new flexible broiler capable of cooking at different speeds and temperatures facilitating the preparation of a wider variety of menu items. By an amendment to our franchise agreements, we have committed:

  . to install the new signage in substantially all of our restaurants by
    December 31, 2001;
  . to "spruce up" our restaurants in 2000 to the extent necessary, including painting, parking lot sealing/striping, and landscaping;
  . to install the drive-thru package, once mandated for use by BKC, no later than December 31, 2001; and
  . to roll-out and install the new kitchen initiatives if and when approved and mandated by BKC.

  BKC has also arranged for the Coca-Cola Company and Dr. Pepper/Seven-Up, Inc. to make funds available to franchisees to be used in connection with the transformation initiatives. By agreeing to make the investments associated with the transformation initiatives, we received in 2000 $56,000 per restaurant or approximately $19.8 million in the aggregate, from the fund established by Coca-Cola and Dr. Pepper.

  In 2000 we had total expenditures of $1.6 million related to these activities. We are presently evaluating, in detail, the nature, timing and amount of the remaining required capital investments. Excluding expenditures that relate to changes to the kitchen, which are not yet finalized by BKC, we estimate total expenditures in 2001 of $5.6 million relating to these activities.

Pollo Tropical Franchise Operations

  At December 31, 2000 Pollo Tropical had five franchisees operating a total of 24 Pollo Tropical restaurants located in Puerto Rico, Ecuador, Aruba, El Salvador and Miami. We are currently evaluating our international franchising opportunities.

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

Taco Cabana Franchise Operations

  As of December 31, 2000, Taco Cabana had five franchisees operating a total of 10 Taco Cabana restaurants. Taco Cabana did not enter into any new franchise agreements during 2000 and does not currently anticipate entering into any new franchise agreements during 2001.

Advertising and Promotion

  The efficiency and quality of advertising and promotional programs can significantly affect quick-service restaurant businesses. We believe that one of the major advantages of being a Burger King franchisee is the value of the extensive regional and national advertising and promotional programs conducted by BKC. In addition to the benefits derived from BKC's advertising spending, which according to information published by BKC was approximately $500 million for fiscal 2000, we supplement BKC's advertising and promotional activities with local advertising and promotions, including the purchase of additional television, radio and print advertising. Our concentration of restaurants in many of our markets permits us to leverage advertising in those markets. We also utilize promotional programs, such as combination value meals and discounted prices, targeted to our customers, in order to create a flexible and directed marketing program.

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

  We believe that brand awareness for our Pollo Tropical restaurants is extremely high because of the concentration of our restaurants in the south Florida markets. Pollo Tropical restaurants are clustered in target markets in order to maximize the effectiveness of our advertising efforts. Pollo Tropical advertises in both English and Spanish media throughout the year, including television, radio and print advertising. Pollo Tropical also has marketed at the individual restaurant level through special price offerings, coupon discounts and unique promotional and public relations programs. Pollo Tropical spent approximately 3.9%, 4.0% and 4.1% of restaurant sales on advertising in fiscal 2000, 1999, and 1998, respectively.

  Taco Cabana utilizes an integrated, multi-level marketing approach that includes periodic chain-wide promotions, direct mail, in-store promotions, local store marketing and other strategies, including the use of radio advertising in its major markets. Going forward we also intend to utilize television advertising. Taco Cabana has spent approximately 3.8% of restaurant sales on advertising over the past three years.

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

  For our Burger King restaurants we are required to purchase all of our foodstuffs, paper goods and packaging materials from BKC-approved suppliers. We may purchase non-food items such as kitchen utensils, equipment maintenance tools and other supplies from any suitable source provided that such items meet BKC product uniformity standards. All BKC-approved suppliers are required to purchase foodstuffs and supplies from BKC-approved manufacturers and purveyors. BKC is responsible for monitoring quality control and supervision of these manufacturers and conducts regular visits to observe the preparation of foodstuffs, and to run various tests to ensure that only high quality foodstuffs are sold to BKC-approved suppliers. In addition, BKC coordinates and supervises audits of approved suppliers and distributors to determine continuing product specification compliance and to ensure that manufacturing plant and distribution center standards are met.

  We previously obtained substantially all of our foodstuffs for our Burger King restaurants (other than bread products which we purchase from local bakeries), paper goods, promotional premiums and packaging materials from AmeriServe Food Distribution, Inc. under a supply contract which expired on May 15, 2000. We have entered into new supply agreements each for terms of up to five years with four BKC-approved suppliers who are servicing our restaurants utilizing a total of seven distribution centers in various geographical regions. The transition to our new suppliers was completed in June 2000.

  For our Pollo Tropical and Taco Cabana restaurants, we have negotiated directly with local and national suppliers for the purchase of food and beverage products and supplies to ensure consistent quality and freshness and to obtain competitive prices. Pollo Tropical and Taco Cabana restaurant's food and supplies are ordered from approved suppliers and are shipped directly to the restaurants. Both brands are responsible for monitoring quality control and supervision of these suppliers and conduct inspections to observe the preparation and quality of products purchased. For a majority of our Taco Cabana restaurants, SYGMA Network, Inc. (SYGMA) serves as the primary distributor of food and beverage products and supplies. SYGMA purchases, warehouses and distributes products for these restaurants under a distribution service agreement that expires on August 9, 2003.

  If a significant disruption in service or supply by any of our suppliers were to occur, it could create disruptions in the operations of our restaurants, which could have a material adverse effect on us.

Quality Assurance

  At each of our three brands we focus our operations on achieving a high level of customer satisfaction with speed, accuracy and quality of service that is closely monitored. Our senior management and restaurant management staff are principally responsible for ensuring compliance with our operating policies, and with respect to our Burger King restaurants, BKC's required operating procedures as well. We have uniform operating standards and specifications relating to the quality, preparation and selection of menu items, maintenance and cleanliness of the premises and employee conduct. In order to help maintain compliance with these operating standards and specifications, we distribute to our restaurant operations management team detailed reports measuring compliance with various customer service standards and objectives.

  We also operate in accordance with quality assurance and health standards set by Federal, state and local governmental laws and regulations. These standards include food preparation rules regarding, among other things, minimum cooking times and temperatures, maximum time standards for holding prepared food, food handling guidelines and cleanliness. To maintain these standards, we conduct unscheduled inspections of our restaurants In addition, restaurant managers conduct internal inspections for taste, quality, cleanliness and food safety on a regular basis.

Trademarks

  Taco Cabana has registered its principal Taco Cabana logo and design with the United States Patent and Trademark Office on the Principal Register as a service mark for its restaurant services. It also has secured or has applied for state and federal registrations of several other advertising or promotional marks, including variations of its principal mark and has applied for registrations in foreign countries of its principal mark and several other marks.

  Pollo Tropical has registered its principal trademarks for "Pollo Tropical(R)," "TropiGrill(R)" and "TropiChops(R)" in the United States and presently has applications pending or registrations granted in various foreign countries in which it conducts business or may conduct business through its franchise system. In certain foreign countries, Pollo Tropical has been involved in trademark opposition proceedings to defend its rights to register certain trademarks. We intend to protect both Taco Cabana and Pollo Tropical trademarks by appropriate legal action whenever necessary.

  Other than the Pollo Tropical and Taco Cabana trademarks, we have no proprietary intellectual property other than the logo and trademark of Carrols Corporation. As a franchisee of Burger King, we also have contractual rights to use certain BKC-owned trademarks, servicemarks and other intellectual property relating to the Burger King concept.

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

  Taco Cabana is subject to state "dram-shop" laws in the states in which it operates. Dram-shop laws provide a person injured by an intoxicated person the right to recover damages from an establishment that wrongfully served alcoholic beverages to the intoxicated person. Our general liability insurance covers claims arising under dram-shop laws.

  With respect to the franchising of Pollo Tropical and Taco Cabana restaurants, we are subject to franchise and related regulations in the U.S. and certain foreign jurisdictions where we offer and sell franchises. These regulations include obligations to provide disclosure about our two concepts, the franchise agreements and the franchise system. The regulations also include obligations to register certain franchise documents in the U.S. and foreign jurisdictions, and obligations to disclose the substantive relationship between the parties to the agreements.

Competition

  The quick-service and quick-casual restaurant industries are highly competitive with respect to price, service, location and food quality. In each of our markets, our restaurants compete with a large number of national and regional restaurant chains, as well as locally-owned restaurants, offering low and medium-priced fare. Convenience stores, grocery store delicatessens and food counters, cafeterias and other purveyors of moderately priced and quickly prepared foods also compete with us.

  We believe that:

  . product quality and taste;
  . brand recognition;
  . convenience of location;
  . speed of service;
  . menu variety;
  . price; and
  . ambiance

are the most important competitive factors in the quick-service restaurant industry and that our three concepts effectively compete in each category.

  With respect to our Burger King restaurants, which are part of the quick-service hamburger segment, our largest competitors are McDonald's and Wendy's. According to publicly available information, as of December 31, 1999, McDonald's U.S. operations comprised 12,629 restaurants and had U.S. systemwide sales for the year ended December 31, 1999 of $19.0 billion. As of December 31, 1999, Wendy's U.S. operations comprised 4,868 restaurants and had total U.S. systemwide sales for the year ended December 31, 1999 of $5.3 billion.

  In addition to quick-service hamburger restaurant chains, Pollo Tropical's competitors include national and regional chicken-based concepts, such as Boston Market and KFC, as well as other types of quick-service restaurants.

  Taco Cabana's restaurants compete both with quick-service operators, including those in the quick-service Mexican segment such as Taco-Bell, and traditional casual dining Mexican restaurants. We believe that Taco Cabana's combination of freshly prepared food, distinctive ambiance and superior service help to distinguish Taco Cabana restaurants from quick-service operators, while Taco Cabana's price-value relationship enables it to compete favorably with more expensive casual dining Mexican restaurants.

Employees

  At December 31, 2000, we employed approximately 17,200 persons of which approximately 370 were supervisory and administrative personnel and 16,830 were restaurant operating personnel. None of our employees are covered by collective bargaining agreements. We believe that our relations with our employees are good.

Item 2. Properties

  At December 31, 2000 we owned or leased the following restaurant properties:

                                    Owned Land; Leased land; Leased Land;
                                       Owned       Owned        Leased
                                     Building     Building     Building   Total
                                    ----------- ------------ ------------ -----
Restaurants--operating.............      45          67          409(a)    521
Restaurants under construction.....       3           1                      4
Excess properties:
  Leased to others.................     --          --             6         6
  Available for sale or lease......       2         --             5         7
                                        ---         ---          ---       ---
Total restaurant properties........      50          68          420       538
                                        ===         ===          ===       ===

--------
(a) Includes 17 restaurants located in mall shopping centers.

  As of December 31, 2000 we leased 94% of our Burger King restaurant locations, 88% of our Pollo Tropical restaurant locations and 94% of our Taco Cabana restaurant locations. We typically enter into leases (including options to renew) from 20 to 40 years. The average remaining term for all leases, excluding options, is approximately 20 years. Generally, we have been able to renew leases, upon or prior to their expiration, at the prevailing market rates.

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

  In addition to the restaurant locations set forth under "Business-- Restaurant Locations," we own an approximately 22,000 square foot building at 968 James Street, Syracuse, New York, which houses our executive offices and most of our administrative operations for our Burger King restaurants. We lease five small regional offices that support the management of our Burger King restaurants. We also lease 13,449 square feet at 7300 North Kendall Drive, 8th Floor, Miami, Florida, which houses most of our administrative operations for our Pollo Tropical restaurants. In addition, we lease approximately 17,200 square feet of office space at 8918 Tesoro Drive, Suite 200, San Antonio, Texas, which houses most of our administrative operations for our Taco Cabana restaurants.

Item 3. Legal Proceedings

  On November 16, 1998, the Equal Employment Opportunity Commission ("EEOC") filed suit in the United States District Court for the Northern District of New York, under Title VII of the Civil rights Act of 1964, as amended, against the Company.

  The case is in discovery, with the nominal deadline for written and documentary discovery having passed and the parties being engaged in an attempt to resolve discovery disputes. Further discovery may follow, after which the parties may file motions for summary judgment late in 2001 or early in 2002. It is too early to make an evaluation of the likelihood of an unfavorable outcome and/or an estimate of the amount or range of potential loss. We intend to contest the case vigorously and believe it is without merit.

  We are a party to various other litigation matters incidental to the conduct of our business. We do not believe that the outcome of any of these matters will have a material adverse effect on our financial condition or results of operations and cash flows.

Item 4. Submission of Matters to a Vote of Security Holders

  None

                                    PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

  There is no established trading market for the Company's capital stock. Carrols Holdings Corporation owns 10 shares of common stock of the Company (representing 100% of the capital stock of the Company).

  There were no cash dividends paid during fiscal 2000 and 1999.

Item 6. Selected Financial Data

  The selected historical financial information presented below at the end of and for each of the fiscal years ended December 31, 1996, 1997, 1998, 1999 and 2000 have been derived from the Carrols' audited consolidated financial statements. Our acquisition of Pollo Tropical was completed in July 1998 and, as a result, Carrols' audited financial statements as of and for the year ended December 31, 1998 include the results of operations for Pollo Tropical since July 10, 1998. Our acquisition of Taco Cabana was completed in December, 2000 and, as a result Carrols' audited financial statements as of and for the year ended December 31, 2000 include the results of operations for Taco Cabana since December 20, 2000. The following selected financial information should be read in conjunction with Carrols' Consolidated Financial Statements and accompanying Notes as of December 31, 1999 and 2000 and for the fiscal years ended December 31, 1998, 1999 and 2000 and "Management's Discussion and Analysis of Financial Condition and Results of Operations".

                                           Year Ended December 31,
                                 ---------------------------------------------
                                   1996     1997     1998(1)   1999     2000
                                 -------- -------- --------  -------- --------
                                            (Dollars in thousands)
Statement of Operations Data:
Revenues:
  Restaurant sales.............  $240,809 $295,436 $416,190  $455,440 $465,862
  Franchise revenues...........       --       --       395     1,039    1,039
                                 -------- -------- --------  -------- --------
    Total revenues.............   240,809  295,436  416,585   456,479  466,901
Costs and expenses:
  Cost of sales................    68,031   85,542  122,620   137,279  132,646
  Restaurant wages and related
   expenses....................    70,894   89,447  121,732   134,125  135,787
  Other restaurant operating
   expenses....................    48,683   61,691   82,710    89,093   91,595
  Advertising expense..........    10,798   13,122   18,615    20,618   20,554
  General and administrative...    10,387   13,121   19,219    23,102   26,403
  Depreciation and
   amortization................    11,015   15,102   20,005    23,898   28,856
  Other income(3)..............       --       --       --        --    (1,365)
  Other costs(2)...............       509      --       --        --       --
                                 -------- -------- --------  -------- --------
    Total costs and expenses...   220,317  278,025  384,901   428,115  434,476
                                 -------- -------- --------  -------- --------
Income from operations.........    20,492   17,411   31,684    28,364   32,425
Refinancing expenses...........       --       --     1,639       --       --
Interest expense...............    14,209   14,598   21,068    22,386   23,666
                                 -------- -------- --------  -------- --------
Income before income taxes and
 extraordinary loss............     6,283    2,813    8,977     5,978    8,759
Provision for income taxes.....     3,100      655    4,847     3,826    4,441
                                 -------- -------- --------  -------- --------
Income before extraordinary
 loss..........................     3,183    2,158    4,130     2,152    4,318
Extraordinary loss on
 extinguishment of debt, net of
 tax benefit...................       --       --     3,701     1,099      350
                                 -------- -------- --------  -------- --------
Net income.....................  $  3,183 $  2,158 $    429  $  1,053 $  3,968
                                 ======== ======== ========  ======== ========

                                     Year Ended December 31,
                          -----------------------------------------------------
                            1996       1997       1998(1)    1999       2000
                          --------   --------   ---------  --------   ---------
                                      (Dollars in thousands)
Balance Sheet Data (At
 Period End):
Total assets............  $138,588   $215,328   $ 318,810  $320,027   $ 476,912
Working capital
 deficiency.............   (15,004)   (18,293)    (10,633)  (21,696)    (25,943)
Total long-term
 debt(4)................   121,265    160,287     261,522   253,494     371,138
Stockholder's equity
 (deficit)..............   (11,662)    17,447      13,998    15,051      19,019

Other Financial Data:
EBITDA(5)...............  $ 31,507   $ 32,513   $  45,411  $ 52,262   $  59,916
Adjusted EBITDA(6)......    32,016     32,513      51,689    52,262      59,916
Adjusted EBITDA margin..      13.3%      11.0%       12.4%     11.4%       12.8%

Cash provided from
 operating activities...    14,322     19,940      23,273    38,173      49,720
Cash used for investing
 activities.............   (20,238)   (95,383)   (126,504)  (48,935)   (190,818)
Cash provided from
 financing activities...     5,767     76,381     107,756     5,886     141,909
Capital expenditures,
 excluding
 acquisitions...........    15,255     18,210      33,295    45,332      36,157

Operating Statistics:
Total number of
 restaurants............       232        335         383       397         521

Burger King:
  Number of restaurants
   (at end of period)...       232        335         343       352         355
  Average number of
   restaurants..........       225        280         339       344         352
  Average annual sales
   per restaurant.......  $  1,070   $  1,055   $   1,124  $  1,082   $   1,055
  Percentage change in
   comparable restaurant
   sales(1).............       3.2%      (1.4)%       6.2%     (2.5)%      (2.5)%

Pollo Tropical(7):
  Number of restaurants
   (at end of period)...        35         36          40        45          49
  Average number of
   restaurants..........        38         35          37        42          46
  Average annual sales
   per restaurant.......  $  1,677   $  1,861   $   1,985  $  1,952   $   1,951
  Percentage change in
   comparable restaurant
   sales(1)(7)..........       7.9%       4.2%        7.8%      0.7%        1.7%

Taco Cabana(7):
  Number of restaurants
   (at end of period)...       104         98         102       109         117
  Average number of
   restaurants..........       104        107         101       106         113
  Average annual sales
   per restaurant.......  $  1,247   $  1,220   $   1,402  $  1,487   $   1,510
  Percentage change in
   comparable restaurant
   sales(1)(7)..........      (2.0)%     (2.5)%       6.3%      5.5%        3.4%

--------
(1) The year ended December 31, 1998 includes 53 weeks. All other years presented include 52 weeks. The percentage change in comparable restaurant sales for the year ended December 31, 1998 has been calculated using a comparable number of weeks from the prior year. The percentage change in comparable Burger King restaurant sales using the actual number of weeks in the year ended December 31, 1998 is 7.9%. The percentage change in comparable restaurant sales is calculated using only those restaurants that have been open since the beginning of the earliest period being compared (12 months in the case of Burger King and 18 months for Pollo Tropical and Taco Cabana)
(2) Other costs represent costs associated with a change in control associated with the sale of the Company to BIB Holdings.
(3) Other income in 2000 was from the recognition of previously deferred contractual payments received from Ameriserve Food Distribution, Inc. which were recognized upon termination of the related supply agreement in 2000.
(4) Includes capital lease obligations and other debt which was $5.5 million at December 31, 2000.
(5) EBITDA is defined as income before income taxes, interest, depreciation and amortization, non-cash extraordinary items and non-cash other costs. EBITDA is presented because we believe it is a useful financial indicator for measuring a company's ability to service and/or incur indebtedness; however,

    EBITDA should not be considered as an alternative to net income as a measure of operating results or to cash flows as a measure of liquidity in accordance with generally accepted accounting principles.
(6) Adjusted EBITDA is defined as EBITDA plus $509,000 of other costs in 1996 associated with the sale of the Company to BIB Holdings, refinancing expenses of $1,639,000 in 1998 and the redemption premium of $4,639,000 associated with the retirement of debt in 1998.
(7) Pollo Tropical was acquired in July, 1998 and Taco Cabana was acquired in December 2000. Average restaurants, average sales and comparable sales data for periods prior to the respective acquisition is presented for informational purposes only. The percentage change in comparable restaurant sales has been calculated using a comparable number of weeks in all years.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Overview

     We are one of the largest restaurant companies in the U. S. operating more than 520 restaurants in 17 states. We are the second largest Burger King franchisee in the world, and have operated Burger King restaurants since 1976. As of December 31, 2000, we operated 355 Burger King restaurants located in 13 Northeastern, Midwestern and Southeastern states. We also operate two regional Hispanic restaurant chains, Taco Cabana and Pollo Tropical, which operate or franchise more than 200 restaurants.

     We have acquired and constructed additional Burger King restaurants resulting in a 53% increase in the number of Burger King restaurants we operate since the end of fiscal 1996. Burger King restaurant sales have grown from $240.8 million in 1996 to $371.3 million in 2000.

     We have also expanded our operations during the past three years through the acquisition of two regional quick-casual Hispanic restaurant chains. In July 1998, we acquired Pollo Tropical Inc., a restaurant chain featuring grilled marinated chicken and authentic "made from scratch" side dishes. Since the acquisition we have opened 14 new Pollo Tropical restaurants and at December 31, 2000 we had 49 company owned Pollo Tropical restaurants in Florida and 24 franchised Pollo Tropical restaurants, primarily in Puerto Rico. Due to our acquisition of Pollo Tropical in July 1998, our results for the year ended December 31, 1998 include the operations of Pollo Tropical from July 10, 1998.

     On December 19, 2000 we acquired Taco Cabana Inc., a restaurant chain featuring Tex-Mex style food including flame-grilled beef and chicken fajitas, quesadillas, and fresh flour tortillas. As of December 31, 2000 we had 117 company owned Taco Cabana restaurants located in Texas, Oklahoma and Arizona and 10 franchised Taco Cabana restaurants. Due to our acquisition of Taco Cabana in December, 2000 our results for the year ended December 31, 2000 include the operations of Taco Cabana from December 20, 2000.

     We use a 52-53 week fiscal year ending on the Sunday closest to December
31. As a result of our fiscal calendar, the years ended December 31, 2000, 1999 and 1998 contain 52, 52, and 53 weeks, respectively.

Results of Operations

     The following table sets forth, for fiscal years 1998, 1999 and 2000, selected operating results of Carrols as a percentage of restaurant sales:

                                                                            Year Ended December 31,
                                                                    ----------------------------------------
                                                                           1998          1999          2000
                                                                          -----         -----         -----
Restaurant sales:
    Burger King                                                           91.6 %        81.8 %         79.7%
    Pollo Tropical                                                         8.4 %         18.2%         19.1%
    Taco Cabana                                                              --            --           1.2%
                                                                          -----         -----         -----

Total restaurant sales                                                    100.0%        100.0%        100.0%

Costs and expenses:
    Cost of sales                                                          29.5%         30.1%         28.5%
    Restaurant wages and related expenses                                  29.2%         29.4%         29.1%
    Other restaurant expenses including advertising                        24.3%         24.1%         24.1%
    General and administrative                                              4.6%          5.1%          5.7%
    Depreciation and amortization                                           4.8%          5.2%          6.2%
    Other income                                                             --            --          (.3)%
                                                                          -----         -----         -----
Income from restaurant operations                                          7.6 %         6.1 %          6.7%
                                                                          =====         =====         =====

Fiscal 2000 Compared to Fiscal 1999

     In addition to our acquisition of Taco Cabana in December 2000, we opened seven Burger King restaurants and five Pollo Tropical restaurants in 2000. We also closed four underperforming Burger King restaurants and one Pollo Tropical restaurant was closed due to a fire. The results of operations for Taco Cabana from December 20, 2000 are included in our consolidated operating results for 2000. Taco Cabana had restaurant sales for this period of $5.6 million, pretax income of $.5 million and EBITDA of $.9 million.

     Restaurant Sales. Total revenues increased 2.3% from $456.5 million in 1999 to $466.9 in 2000 due to the increase in the number of restaurants we operate and due to Taco Cabana restaurant sales of $5.6 million since our acquisition in December 2000. Burger King restaurant sales for the year ended December 31, 2000 decreased .4% to $371.3 million from $372.7 million in 1999. Sales at our comparable Burger King restaurants (those units operating for the entirety of the compared periods) decreased 2.5% due to a decrease in customer traffic as the 2000 Burger King national promotional activities did not generate traffic above our 1999 levels. Pollo Tropical restaurant sales increased 7.5% for the year ended December 31, 2000 to $89.0 million from $82.8 million in 1999. The increase was due primarily to the opening of five new Pollo Tropical restaurants in 2000 and from a 1.7% sales increase at comparable Pollo Tropical restaurants.

     Operating Costs and Expenses. Cost of sales (food and paper costs), as a percentage of total restaurant sales, decreased to 28.5% in 2000 from 30.1% in 1999. Burger King cost of sales, as a percentage of Burger King sales, decreased from 29.1% in 1999 to 27.3% in 2000 and Pollo Tropical cost of sales, as a percentage of Pollo Tropical sales, decreased from 34.8% in 1999 to 33.2% in 2000. These decreases, in part, are due to improvements in our food cost management systems and related investments in restaurant information systems. They also reflect menu price increases since the end of the third quarter of 1999 at our Burger King restaurants and menu price increases in the first quarter of 2000 of approximately 1% at our Pollo Tropical restaurants. These decreases are also due to higher supplier rebates for both Burger King and Pollo Tropical, including the amortization of rebates received in 2000 from our soft drink suppliers, and due to favorable commodity costs, particularly chicken, for Pollo Tropical. These factors were offset, in part, by an increase in beef costs at our Burger King restaurants in 2000.

     Restaurant wages and related expenses, as a percentage of total restaurant sales, decreased from 29.4% in 1999 to 29.1% in 2000. Burger King restaurant wages and related expenses, as a percentage of Burger King sales, decreased to 30.5% in 2000 compared to 30.8% in 1999. The Burger King decrease was due to labor efficiencies and to the effects of menu price increases since the end of the third quarter of 1999. Labor efficiencies at our Burger King restaurants reflected a 9.3% decrease in average restaurant labor hours due to operating improvements, partially offset by a 3.3% increase in the hourly labor rate. Pollo Tropical restaurant wages and related expenses, as a percentage of Pollo Tropical sales, increased to 23.5% of sales in 2000 from 23.2% of sales in 1999. This increase, as a percentage of sales, was due in part to higher medical insurance costs.

     Other restaurant operating expenses, including advertising, as a percentage of total restaurant sales, were 24.1% in both 1999 and 2000. Burger King restaurant operating expenses were 25.6% of Burger King sales in both 1999 and 2000 due to slight increases in utility and maintenance costs being offset by lower promotional advertising expenditures. Pollo Tropical other restaurant expenses increased slightly from 17.6% of Pollo Tropical sales in 1999 to 17.7% of Pollo Tropical sales in 2000 due primarily to higher utility costs.

     Administrative expenses, as a percentage of total restaurant sales, increased from 5.1% in 1999 to 5.7% in 2000. This increase is due in part to lower sales volumes in our Burger King restaurants in 2000, increased levels of information systems support associated with the installation of restaurant point-of-sale systems and increases in management incentives.

     EBITDA. EBITDA increased from $52.3 million in 1999 to $59.9 million in 2000. As a percentage of total revenues, EBITDA increased from 11.4% in 1999 to 12.8% in 2000 as a result of the factors discussed above.

     Depreciation and Amortization. Depreciation and amortization increased $5.0 million in 2000 compared to 1999 due primarily to our capital expenditures of $81.5 million since the beginning of 1999.

     Interest Expense. Interest expense was $23.7 million in 2000 compared to $22.4 million in 1999. The increase in 2000 was due in part to higher interest rates in 2000 compared to 1999 and additional interest associated with the acquisition of Taco Cabana in December 2000. Our average weighted interest rate was 9.4% in 2000 compared to 8.9% in 1999.

     Income Taxes. The provision for income taxes of $4.4 million in 2000 is based on an estimated effective income tax rate for 2000 of 50.7%. This rate is higher than the Federal statutory tax rate due to state franchise and income taxes and the non-deductible amortization of certain franchise rights and intangible assets pertaining to our acquisitions.

     Net Income. Net income was $3,968,000 in 2000 compared to $1,053,000 in 1999. Net income in 2000 includes an extraordinary loss of $350,000, which is net of income taxes, for the write-off of unamortized debt issue costs related to the refinancing of our senior credit facility. Net income in 1999 includes an extraordinary loss of $1,099,000, which is net of income taxes, for the write-off of unamortized debt issue costs related to the refinancing of our senior credit facility in 1999.

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

     Restaurant wages and related expenses, as a percentage of sales, increased from 29.2% in 1998 to 29.4% in 1999. For our Burger King restaurants, restaurant wages and related expenses, as a percentage of sales, were 30.8% in 1999 compared to 29.8% in 1998. The Burger King percentage increase was due to a 3.7% increase in productive hourly wage rates in 1999 and the effect of lower Burger King sales on fixed management costs, offset in part, by menu price increases in 1999. The effect of the Burger King increase, as a percentage of total Company sales, was partially offset by the inclusion of Pollo Tropical in all of 1999 operating results as compared to six months in 1998. Pollo Tropical's restaurant wages and related expenses, as well as other operating expenses, are lower than those of our Burger King restaurants due to Pollo Tropical's higher per unit sales volumes. Pollo Tropical restaurant wages and related expenses, as a percentage of sales, were 23.2% in 1999 and 23.5% in 1998. This caused a 0.5% decrease, as a percentage of sales, in combined restaurant wages and related expenses in 1999. The decrease, as a percentage of sales, for Pollo Tropical for 1999 compared to 1998 was due to lower worker's compensation payroll insurance.

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

     Depreciation and Amortization. Depreciation and amortization increased $3.9 million in 1999 compared to 1998 due to the increase in goodwill, purchased intangibles and other fixed assets associated with the purchase of Pollo Tropical in July 1998. This increased depreciation and amortization by $2.1 million in 1999 compared to 1998. The remainder of the increase is due to primarily to new restaurant construction and remodeling of Burger King restaurants in 1998 and 1999.

     Interest Expense. Interest expense was $22.4 million in 1999 compared to $21.1 million in 1998. The increase in 1999 was due to higher average debt balances in 1999 compared to 1998 due to the acquisition of Pollo Tropical in July 1998, offset, in part, by the favorable impact of refinancing our senior subordinated notes in the fourth quarter of 1998. Our average weighted interest rate was 8.9% in 1999 compared to 9.9% in 1998.

     Income Taxes. The provision for income taxes of $3.8 million in 1999 is based on an estimated effective income tax rate for 1999 of 64.0%. This rate is higher than the Federal statutory tax rate due to state franchise and income taxes, non-deductible amortization of certain franchise rights and intangible assets pertaining to our acquisitions.

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

   Our cash requirements arise primarily from:

 . the need to finance the opening and equipping of new restaurants; . ongoing capital reinvestment in our existing restaurants;
 .  the acquisition of restaurants; and
 .  servicing our debt.

   Our 2000 operations generated approximately $49.7 million in cash, compared to $38.2 million during 1999 and $23.3 million in 1998.

   Our capital expenditures included the acquisitions of Taco Cabana for $154.7 million in December 2000 and Pollo Tropical in July 1998 for approximately $95 million. We also acquired six Burger King restaurants in 1999 and two Burger King restaurants in 1998 for a total of $4.4 million.

   Capital expenditures, excluding acquisitions, totaled $36.2 million in 2000 as compared to $45.3 million in 1999 and $33.3 million in 1998. Capital expenditures in 2000 included construction costs and related equipment for seven Burger King and five Pollo Tropical restaurants opened in 2000. Capital expenditures in 1999 included construction costs and related equipment for eleven new Burger King restaurants, eight that were opened in 1999, and five Pollo Tropical restaurants opened in 1999. Capital expenditures in 1998 included construction costs for twelve new Burger King restaurants, eleven that were opened in 1998, and for five new Pollo Tropical restaurants, four of which were open in 1998.

   Our capital expenditures also include remodeling costs and capital maintenance projects for the ongoing reinvestment and enhancement of our restaurants. Expenditures that relate to remodeling our Burger King restaurants have totaled $30.3 million since the beginning of 1998. These expenditures have been made to enhance the operations of the 101 Burger King restaurants that we have acquired since the beginning of 1997 and to reinvest in properties associated with the renewal of franchises that were scheduled to expire. In 2000 we elected to renew 45 franchise agreements under BKC's Fiscal 2000 early successor program. The capital investments and franchise fees related to these 45 renewals were $6.7 million in 2000 and are estimated to be approximately $8.2 million in 2001. It is also our intention to renew 15 franchise agreements under BKC's Fiscal 2001 early successor program. The capital investments and franchise fees for these 15 renewals are estimated to be approximately $6 million and will be invested in 2002.

    In 2000 we completed the installation of restaurant point-of sale and management systems for our Burger King restaurants, which began in 1999. In 1999, we substantially completed the upgrade of corporate information and decision support systems for our Burger King restaurants. These projects have resulted in incremental capital investments that totaled $5.7, $11.9 and $4.2 million in 2000, 1999 and 1998, respectively.

   In December 2000 we generated $29.5 million from the sale and leaseback of 25 Taco Cabana restaurant properties. The proceeds were used to reduce the debt associated with the Taco Cabana acquisition. During 1999, we generated $14.8 million from the sale and leaseback of eight Burger King restaurant properties and five Pollo Tropical restaurant properties. During 1998, the sale and leaseback of two Burger King restaurant properties and 13 Pollo Tropical restaurant properties generated $20.5 million. The proceeds from the 1999 and 1998 transactions were used to reduce outstanding debt. We paid dividends to our parent of $3.9 million in 1998 that included $3.6 million for the redemption of its preferred stock.

   At December 31, 2000, we had total outstanding borrowings of $371.1 million comprised of the $170.0 million principal amount of outstanding senior subordinated notes, borrowings under our senior credit facility of $195.6 million and other debt, including capital leases, of $5.5 million. In total, our borrowings were $117.6 million higher than at December 31, 1999 due primarily to the debt associated with the acquisition of Taco Cabana, as reduced by the December 2000 sale leaseback.

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

   On December 19, 2000 we entered into a new senior credit facility with the Chase Manhattan Bank, as agent and lender, and a syndicate of other lenders. This new facility was used to finance the acquisition of Taco Cabana and to refinance outstanding borrowings under our previous credit facility. The new facility provides for total borrowings of $250 million and consists of a $100 million revolving credit facility (including a standby letter of credit facility for up to $10 million), a $70 million term loan A facility and an $80 million term loan B facility. At December 31, 2000, $150 million was outstanding on the term A and B facilities. At December 31, 2000, $50.3 million was available for borrowings under our revolving credit facility, after reserving $4.1 million for letters of credit guaranteed by the facility.

     The revolving credit and the term loan A facilities expire on December 31, 2005, however the revolving credit facility is eligible for a one-year extension upon request and unanimous approval of the lenders. The term loan B facility expires on December 31, 2007. The term loan A facility is repayable in increasing quarterly installments through September 30, 2005 with a final payment of $24.6 million due December 31, 2005. The term loan B facility is repayable in increasing quarterly installments through September 30, 2007 with a final payment of $13.8 million due December 31, 2007. Principal repayments required in 2001 under the term A and B facilities total $7.0 million. Borrowings under our credit facility bear interest, at our option, of either:

(1) the greater of the prime rate, or the Federal Funds rate plus .50%, plus a margin ranging from .50% to 1.75% for the revolving credit facility and the term loan A facility, based on debt to cash flow ratios, and a fixed margin of 2.5% for the term loan B facility; or,

(2) LIBOR plus a margin ranging from 2.00% to 3.25% for the revolving credit facility and the term loan A facility, based on debt to cash flow ratios, and a fixed margin of 4.0% for the term loan B facility.

     Both the senior subordinated notes and the senior credit facility contain certain restrictive covenants, including limitations on certain restricted payments and dividends. The senior credit facility also requires maintaining certain financial ratios.

     In 2001, we anticipate total capital expenditures of approximately $51 million, excluding the cost of any acquisitions that we may make. These expenditures include approximately $22 million for the construction of new restaurants and related real estate applicable to our three restaurant concepts as follows; $8 million for Burger King; $9.5 million for Taco Cabana and $4.5 million for Pollo Tropical. Also included in 2001 capital expenditures is approximately $12 million for remodeling existing Burger King restaurants; and approximately $6 million for expenditures related to Burger King transformation initiatives, which include new signage and drive-thru improvements. See
Transformation Initiatives on page 12.   Burger King remodeling activities in
2001 include approximately $8 million of expenditures related to the Burger King Early Successor Incentive Program. See Franchise Fee Changes and Early Successor Program on page 11. Other anticipated restaurant level capital expenditures in 2001 for ongoing reinvestment in our three concepts total approximately $10 million; with approximately $5 million applicable to our Burger King restaurants, $3 million for Taco Cabana and $2 million for Pollo Tropical.

     Interest payments under our senior subordinated notes and other existing debt obligations represent significant liquidity requirements for us. We believe that cash generated from our operations and availability under our revolving credit facility will provide sufficient cash availability to cover our working capital needs, capital expenditures, planned development and debt service requirements for fiscal 2001.

     Burger King Corporation arranged for the Coca-Cola Company and Dr. Pepper/Seven-Up, Inc. to provide funding to franchisees in connection with Burger King's transformation initiatives. We received approximately $19.8 million in 2000 under this arrangement.

Inflation

     The inflationary factors that have historically affected our results of operations include increases in food and paper costs, labor and other operating expenses. Wages paid in our restaurants are impacted by changes in the Federal or state hourly minimum wage rates. Accordingly, changes in the Federal or states hourly minimum wage rate directly affect our labor cost. We and the restaurant industry typically attempt to offset the effect of inflation, at least in part, through periodic menu price increases and various cost reduction programs. However, no assurance can be given that we will be able to offset such inflationary cost increases in the future.

Item 7A. Quantitative and Qualitative Disclosures about Market Risks

  To the extent applicable, see Notes 1 and 5 to the Financial Statements

Item 8. Financial Statements and Supplementary Data

  The Index to Financial statements attached hereto is set forth in Item 14.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

  There have been no changes in or disagreements with the Company's independent accountants on accounting or financial disclosures.

                                   PART III

Item 10. Directors and Executive Officers of the Registrant

  The following table sets forth information about our directors, executive officers and other named officers:

   Name                   Age               Position with the Company
   ----                   ---               -------------------------
Alan Vituli.............   59 Chairman of the Board and Chief Executive Office
Daniel T. Accordino.....   50 President, Chief Operating Officer and Director
Paul R. Flanders........   44 Vice President--Finance and Treasurer
Joseph A. Zirkman.......   40 Vice President, General Counsel and Secretary
Timothy J. LaLonde......   44 Vice President--Controller
Nicholas A. Castaldo....   49 President and Chief Operating Officer--Pollo Tropical
Benjamin D. Chereskin...   42 Director
James M. Conlon.........   33 Director
David J. Mathies, Jr. ..   53 Director
Robin P. Selati.........   34 Director
Clayton E. Wilhite......   55 Director

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

  Paul R. Flanders has been Vice President--Finance and Treasurer since April 1997. Before joining us, he was Vice President--Corporate Controller of Fay's Incorporated, a retailing chain, from 1989 to 1997, and Vice President-- Corporate Controller for Computer Consoles, Inc., a computer systems manufacturer, from 1982 to 1989. Mr. Flanders was also associated with the accounting firm of Touche Ross & Co. from 1977 to 1982.

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

  Benjamin D. Chereskin has served as a Director since March 1997. Mr. Chereskin is a Managing Director of Madison Dearborn Partners, LLC., a private equity firm, and co-founded the firm in 1993. Before that, Mr. Chereskin was with First Chicago Venture Capital for nine years. Mr. Chereskin also serves on the Board of Directors of Cornerstone Brands, Inc.; Tuesday Morning Corporation; NWL Holdings, Inc.; Family Christian Stores, Inc. and Agweb.com, Inc.

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

  Robin P. Selati has served as a Director since March 1997. Mr. Selati is a Managing Director of Madison Dearborn Partners, LLC., a private equity firm, and joined the firm in 1993. Before 1993, Mr. Selati was associated with Alex Brown & Sons Incorporated in the consumer/retail investment banking group. Mr. Selati also serves on the Board of Directors of Peter Piper, Inc., Tuesday Morning Corporation; NWL Holdings, Inc.; Beverages & More, Inc.; Family Christian Stores, Inc.; and Ruth's Chris Steak House, Inc.

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

Item 11. Executive Compensation

  The following tables set forth certain information for the fiscal years ended December 31, 2000, 1999 and 1998 for our Chief Executive Officer and our next four most highly compensated executive officers who were serving as executive officers at December 31, 2000 and whose annual compensation exceeded $100,000. Stock option data refers to the stock options of Holdings.

                          SUMMARY COMPENSATION TABLE

                                                                     Long-Term
                                              Annual Compensation   Compensation
                                             ---------------------- ------------
                                                                     Securities
                                                                     Underlying
        Name and Principal Position          Year  Salary  Bonus(a)  Options(#)
        ---------------------------          ---- -------- -------- ------------
Alan Vituli................................. 2000 $475,008 $498,758       --
 Chairman of the Board and Chief Executive
  Officer................................... 1999  450,000      --        --
                                             1998  425,004  297,503       --

Daniel T. Accordino......................... 2000 $360,000 $324,000       --
 President, Chief Operating Officer and
  Director.................................. 1999  340,000      --        --
                                             1998  320,004  192,002       --

Nicholas A. Castaldo........................ 2000 $315,000 $121,276       --
 President and Chief Operating Officer,..... 1999  300,000  300,000       --
 Pollo Tropical Division.................... 1998  144,230  150,000    50,000

Paul R. Flanders............................ 2000 $162,500 $121,875       325
 Vice President, Finance and Treasurer...... 1999  152,503      --        300
                                             1998  143,759   71,880       500

Joseph A. Zirkman........................... 2000 $154,000 $115,500       300
 Vice President, General Counsel and
  Secretary................................. 1999  140,000      --        272
                                             1998  131,000   65,500       400

--------
(a) We provide bonus compensation to executive officers based on an individual's achievement of certain specified objectives and our achievement of specified increases in stockholder value. Under the Company's executive bonus plans, bonuses earned above certain specified percentages of each executive's compensation are subject to deferral to be paid out in the three succeeding years provided that stockholder value (division stockholder value in the case of Mr. Castaldo) is at least equal to what it was in the year that the bonus was earned. Of the bonus earned in 2000 by Mr. Vituli, Mr. Accordino, Mr. Flanders and Mr. Zirkman, $166,252, $108,000, $40,625 and $38,500, respectively, was subject to deferral. Mr. Castaldo's 2000 bonus was not subject to any deferral; $150,000 of his 1999 bonus was subject to deferral.

                                  Options Grants in Last Fiscal Year
                         ----------------------------------------------------
                                                                               Potential Realizable
                         Number of   % of Total                               Value at Assumed Rates
                         Securities   Options                                  of Stock Appreciation
                         Underlying  Granted to                                 for Option Term(b)
                          Options   Employees in  Exercise Price   Expiration -----------------------
   Name                  Granted(a)     2000     (Price per Share)    Date        5%          10%
   ----                  ---------- ------------ ----------------- ---------- ----------- -----------
Paul R. Flanders........    325         4.3%          $124.00      3/31/2010  $    25,344 $    64,228
Joseph A. Zirkman.......    300         4.0%          $124.00      3/31/2010       23,395      59,287

--------
(a) Stock option grants were granted under the 1996 Long-Term Incentive Plan. These options become exercisable at the rate of 25% per year beginning on December 31, 2000.
(b) Potential realizable value is based on an assumption that the price of Holdings' common shares appreciate at 5% and 10% annually (compounded) from the date of grant until the end of the option term. These calculations are based on requirements promulgated by the Commission and are not intended to forecast possible future appreciation of the stock price.

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

Description of Plans

  Employee Retirement Plan. We offer salaried employees, excluding those of Pollo Tropical, the option to participate in the Carrols Corporation Retirement Savings Plan, which as amended April 1, 1999, offers both a post-tax savings option and a savings option pursuant to section 401(k) of the Internal Revenue Code. Participating employees may contribute up to 18% of their salary annually to either savings option, subject to certain limitations. In accordance with the plan, we match up to $1,040 of an employee's mandatory contributions by contributing $0.50 for each dollar contributed by the employee. Employees are fully vested in their own contributions; employees become vested in our contributions beginning in the fourth year of service and are fully vested after seven years of service or upon retirement at age 65 with five years service, death, or permanent or total disability. If any of the foregoing events occurs, benefits may be paid out in a single cash lump sum or in periodic installments over not more than the employee's assumed life expectancy. The employee's contributions may be withdrawn at any time, subject to restrictions on future contributions. Our matching contributions may be withdrawn under certain conditions of financial necessity or hardship as defined in the plan. Our contributions to the plan totaled $344,000, $245,000 and $216,000 for the years ended December 31, 2000, 1999 and 1998, respectively.

  Pollo Tropical 401(k) Savings Plan. Pollo Tropical has an employee savings plan pursuant to Section 401(k) of the Internal Revenue Code. All employees who are age 21 or older and who have been credited with at least 1,000 hours of service within twelve consecutive months are eligible to participate in the plan. Employees may elect to contribute to the plan through payroll deductions in an amount not to exceed the amount permitted under the Internal Revenue Code. We make discretionary matching contributions, which are allocated to participants based on the participant's eligible deferrals during the plan year. Employees are fully vested in their contributions. Our contributions vest at a rate of 33% for each complete year of service. Our contributions to the 401(k) plan totaled $39,000, $29,000 and $17,000 for the years ended December 31, 2000, 1999 and 1998, respectively.

  Taco Cabana 401(k) Savings Plan. Under the Taco Cabana Savings and Retirement Plan, all employees who are age 21 or older and who have been credited with at least 1,000 hours of service within 12 consecutive months are eligible to participate in the plan. Employees may contribute up to 15% of their salary on a pre-tax basis, and may self-direct contributions to various investment options. During 2000, the plan was modified to include a contribution equal to $.25 for every $1.00 contributed to the plan up to 3% of an employee's salary. Contributions vest at a rate of 20% per year over 5 years.

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

  Holdings' Compensation Committee determines the option exercise price per share of any option granted under the 1996 Long-Term Incentive Plan; however, the option price per share of an option intended to qualify as an Incentive Stock Option shall not be less than the fair market value of the Holdings' Carrols common stock on the date such option is granted. Payment of such option exercise price shall be made:

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

  Castaldo Employment Agreement. Effective July 20, 1998, in connection with our acquisition of Pollo Tropical, we entered into an Amended and Restated Employment Agreement with Nicholas A. Castaldo, which amended and restated an Employment Agreement dated September 19, 1995, as amended May 5, 1997, between Pollo Tropical and Mr. Castaldo. Pursuant to the amended agreement, Mr. Castaldo serves as the President and Chief Operating Officer of our Pollo Tropical Division. The agreement is for an initial term commencing on July 20, 1998 and ending September 30, 2003, and will be subject to renewal for up to two additional one-year periods at our option, exercisable by giving written notice to Mr. Castaldo by no later than July 31, 2003 or 2004, as applicable. Pursuant to the agreement, Mr. Castaldo receives a base salary of $300,000 per year during the term, which amount increases on each January 1st during the term by at least 5% subject to additional increases that may be authorized by our Board of Directors. Pursuant to the agreement, Mr. Castaldo is eligible to receive an annual bonus of up to 100% of his base salary (of which not more than 50% may be subject to deferral provisions in our Executive Bonus Plan (as defined in the agreement)), which bonus will be payable in accordance with our Executive Bonus Plan and is based solely upon the achievement by Mr. Castaldo of certain corporate and individual performance standards during the relevant period as reasonably established by us with Mr. Castaldo. Pursuant to the agreement, Mr. Castaldo was granted non-qualified options to purchase 5% of Holdings' Pollo Tropical common stock pursuant to the 1998 Pollo Tropical Long-Term Incentive Plan. Mr. Castaldo's agreement provides that if Mr. Castaldo's employment is terminated by us without Cause (as defined in the agreement) or by Mr. Castaldo for Good Reason (as defined in the agreement), or if the term of the agreement expires, then Mr. Castaldo is entitled to the following payments and benefits:

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

    (b) 12,750 shares of Holdings' common stock at an exercise price of $140.00 per share; and

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

    (e) on December 31, 2000 with regard to 11,220 shares of Holdings' common stock.

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

    (d) on December 31, 1999 with regard to 3,740 shares of Holdings' common stock; and

    (e) on December 31, 2000 with regard to 7,480 shares of Holdings' common stock.

Other Option Agreements

  Vituli Non-Plan Option Agreement. In connection with the investment by Madison Dearborn Partners, L.P. and Madson Dearborn Capital Partners II, L.P. in 1997, Holdings granted to Mr. Vituli a nonqualified stock option to purchase 29,480 shares of Holdings' common stock at an exercise price of $101.7646 per share. The option will have a term of ten years from the date of grant and will become exercisable in five equal parts on the five consecutive anniversaries of the date of grant. The option will have substantially the same terms as options issued under the 1996 Long-Term Incentive Plan with respect to:

  (1) the method of payment of the exercise price of the option; and

  (2) the effect of a Change of Control (as defined in the 1996 Long-Term Incentive Plan).

  Accordino Non-Plan Option Agreement. In connection with the investment by Madison Dearborn Partners, L.P. and Madison Dearborn Capital Partners II, L.P. in 1997, Holdings granted to Mr. Accordino a nonqualified stock option to purchase 2,579 shares of Holdings' common stock at an exercise price of $101.7646 per share. The option will have a term of ten years from the date of grant and will become exercisable in five equal parts on the five consecutive anniversaries of the date of grant. The option will have substantially the same terms as the option granted to Mr. Vituli.

  Zirkman Non-Plan Option Agreement. In connection with the investment by Madison Dearborn Partners, L.P. and Madison Dearborn Capital Partners II, L.P. in 1997, Holdings granted to Mr. Zirkman a nonqualified stock option to purchase 368 shares of Holdings' common stock at an exercise price of $101.7646 per share. The option will have a term of ten years from the date of grant and will become exercisable in five substantially equal parts on the five consecutive anniversaries of the date of grant. The option will have substantially the same terms as the option granted to Mr. Vituli.

  Castaldo Option Agreement. In conjunction with Mr. Castaldo's employment agreement Holdings granted Mr. Castaldo a nonqualified stock option to purchase 50,000 shares of Holdings' Pollo Tropical class of common stock under the 1998 Pollo Tropical Long-Term Incentive Plan. The option:

  (1) has a term of ten years from the date of grant;

  (2) became exercisable:

    (a) on July 19, 1999 with regard to 20,000 shares of Holdings' Pollo Tropical common stock at an exercise price of $77.50 per share; and

    (b) on July 19, 2000 with regard to 7,500 shares of Holdings' Pollo Tropical common stock at an exercise price of $88.80 per share; and

  (3) will become exercisable:

    (a) on July 19, 2001 with regard to 7,500 shares of Holdings' Pollo Tropical common stock at an exercise price of $102.90 per share;

    (b) on July 19, 2002 with regard to 7,500 shares of Holdings' Pollo Tropical common stock at an exercise price of $119.50 per share; and

    (c) on July 19, 2003 with regard to 7,500 shares of Holdings' Pollo Tropical common stock at an exercise price of $137.00 per share.

Item 12. Security Ownership of Certain Beneficial Owners and Management

  The following tables set forth the number and percentage of shares of our voting stock and Holdings' voting common stock beneficially owned, as of March 15, 2001, by:

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

                           Shares Beneficially Owned
                           ----------------------------
                             Number        Percentage
                           ------------- --------------
Stockholders of Carrols
 Corporation:
 Carrols Holdings                     10          100%
 Corporation.............
 968 James Street
 Syracuse, New York 13203
                                 Carrols Class          Pollo Tropical Class
                           ---------------------------- ------------------------
                             Number        Percentage    Number      Percentage
                           ------------- -------------- ----------- ------------
Stockholders of Carrols
 Holdings Corporation(a):
 BIB Holdings (Bermuda)          566,667         44.8%
 Ltd.(b).................
 c/o Dilmun Investments
 Metro Center
 One Station Place
 Stamford, CT 06902

 Madison Dearborn Capital        283,333         22.4%
 Partners, L.P. .........
 Three First National
 Plaza
 Suite 3800
 Chicago, IL 60602

 Madison Dearborn Capital        283,334         22.4%
 Partners II, L.P. ......
 (Same address as Madison
 Dearborn Capital
 Partners, L.P.)

Executive Officers and
 Directors:
 Alan Vituli(c)..........         76,761          6.1%
 Daniel T. Accordino.....         31,824          2.5%
 Nicholas A. Castaldo....            --            --        27,500         2.7%
 Paul R. Flanders........          2,106        *
 Joseph A. Zirkman.......          1,679        *
 Clayton E. Wilhite......          1,125        *
 Directors and executive
  officers of Carrols as a
  group (11 persons).....        114,356          9.0%       27,500         2.7%

--------
 * Less than one percent.
(a) The number of shares shown in the table includes stock options which are currently exercisable or exercisable within 60 days to purchase: 66,934 shares held by Mr. Vituli; 30,964 shares held by Mr. Accordino; 20,000 held by Mr. Castaldo; 2,106 shares held by Mr. Flanders; 1,556 shares held by Mr. Zirkman; and 1,125 shares held by Mr. Wilhite.
(b) These 566,667 shares of Holdings' common stock were previously owned by Atlantic Restaurants, Inc. which was formed to effect the acquisition of the company in 1996. Atlantic Restaurants, Inc., which was a wholly-owned subsidiary of BIB Holdings, was merged into BIB Holdings on February 10, 1999.
(c) Includes 43,350 vested stock options contributed to and held by the Vituli Family Trust.

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

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-k

  (a) Financial Statements

                                                                       Page
                                                                       ----
   CARROLS CORPORATION AND SUBSIDIARIES
     Opinion of Independent Certified Public Accountants........... F-1
     Financial Statements:
       Consolidated Balance Sheets................................. F-2
       Consolidated Statements of Operations....................... F-3
       Consolidated Statements of Stockholder's Equity (Deficit)... F-4
       Consolidated Statements of Cash Flows....................... F-5 to F-6
       Notes to Consolidated Financial Statements.................. F-7 to F-20

  (b) Financial Statement Schedules

          Schedule            Description              Page
          --------            -----------              ----
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

(a)(3) Exhibits

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

     2.2 Agreement and Plan of Merger among Carrols Corporation, Spur
         Acquisition Corp. and Taco Cabana, Inc. dated October 6, 2000
         (incorporated by reference to Exhibit 2.2 to Carrols Corporation's
         Form 8-K filed October 11, 2000).

     3.1 Restated By-laws (incorporated by reference to Exhibit 3.(3)(b) to
         Carrols Corporation's 1986 Annual Report on Form 10-K)

     3.2 Certificate of Amendment to the Restated Certificate of Incorporation of Carrols Holdings Corporation (incorporated by reference to Exhibit
         3.1 to Carrols Corporation's September 30, 1999 Quarterly Report on
         Form 10-Q)

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

    10.1 Stock Purchase Agreement dated as of February 25, 1997 by and among
         Madison Dearborn Capital Partners, L.P., Madison Dearborn Capital
         Partners II, L.P., Atlantic Restaurants, Inc. and Carrols Holdings
         Corporation (incorporated by reference to Exhibit 10.12 to Carrols
         Corporation's 1996 Annual Report on Form 10-K)

 (1)10.2 Amended and Restated Employment Agreement dated as of July 20, 1998 by and between Carrols Corporation and Nicholas A. Castaldo (incorporated by reference to Exhibit 10.11 to Carrols Corporation's Form S-4 filed
         February 2, 1999)

 Exhibit
  Number                               Description
 -------                               -----------
 (1)10.3  Carrols Corporation 1996 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.20 to Carrols Corporation's 1996 Annual
          Report on Form 10-K)

 (1)10.4  Stock Option Agreement dated as of December 30, 1996 by and between
          Carrols Corporation and Alan Vituli (incorporated by reference to
          Exhibit 10.21 to Carrols Corporation's 1996 Annual Report on Form 10-
          K)

 (1)10.5  Stock Option Agreement dated as of December 30, 1996 by and between
          Carrols Corporation and Daniel T. Accordino (incorporated by reference to Exhibit 10.22 to Carrols Corporation's 1996 Annual
          Report on Form 10-K)

    10.6  Form of Stockholders Agreement by and among Carrols Holdings
          Corporation, Madison Dearborn Capital Partners, L.P., Madison
          Dearborn Capital Partners II, L.P., Atlantic Restaurants, Inc., Alan
          Vituli, Daniel T. Accordino and Joseph A. Zirkman (incorporated by reference to Exhibit 10.23 to Carrols Corporation's 1996 Annual
          Report on Form 10-K)

    10.7  Form of Registration Agreement by and among Carrols Holdings
          Corporation, Atlantic Restaurants, Inc., Madison Dearborn Capital
          Partners, L.P., Madison Dearborn Capital Partners II, L.P., Alan
          Vituli, Daniel T. Accordino and Joseph A. Zirkman (incorporated by reference to Exhibit 10.24 to Carrols Corporation's 1996 Annual
          Report on Form 10-K)

 (1)10.8  Form of Second Amended and Restated Employment Agreement dated March
          27, 1997 by and between Carrols Corporation and Alan Vituli
          (incorporated by reference to Exhibit 10.25 to Carrols Corporation's
          1996 Annual Report on Form 10-K)

 (1)10.9  Form of Second Amended and Restated Employment Agreement dated March
          27, 1997 by and between Carrols Corporation and Daniel T. Accordino
          (incorporated by reference to Exhibit 10.26 to Carrols Corporation's
          1996 Annual Report on Form 10-K)

    10.10 Form of Carrols Holdings Corporation 1996 Long-Term Incentive Plan
          (incorporated by reference to Exhibit 10.27 to Carrols Corporation's
          1996 Annual Report on Form 10-K)

 (1)10.11 Form of Stock Option Agreement by and between Carrols Holdings
          Corporation and Alan Vituli (incorporated by reference to Exhibit
          10.28 to Carrols Corporation's 1996 Annual Report on Form 10-K)

 (1)10.12 Form of Stock Option Agreement by and between Carrols Holdings
          Corporation and Daniel T. Accordino (incorporated by reference to
          Exhibit 10.29 to Carrols Corporation's 1996 Annual Report on Form 10-
          K)

 (1)10.13 Form of Unvested Stock Option Agreement by and between Carrols
          Holdings Corporation and Alan Vituli (incorporated by reference to
          Exhibit 10.30 to Carrols Corporation's 1996 Annual Report on Form 10-
          K)

 (1)10.14 Form of Unvested Stock Option Agreement by and between Carrols
          Holdings Corporation and Daniel T. Accordino (incorporated by reference to Exhibit 10.31 to Carrols Corporation's 1996 Annual
          Report on Form 10-K)

 (1)10.15 Form of Unvested Stock Option Agreement by and between Carrols
          Holdings Corporation and Joseph A. Zirkman (incorporated by reference to Exhibit 10.32 to Carrols Corporation's 1996 Annual Report on Form
          10-K)

    10.16 First Amendment to the Stock Purchase Agreement dated March 27, 1997 by and among Carrols Holdings Corporation, Atlantic Restaurants,
          Inc., Madison Dearborn Capital Partners, L.P. and Madison Dearborn
          Capital Partners II, L.P. (incorporated by reference to Exhibit 10.38 to Carrols Corporation's current report on Form 8-K filed March 27,
          1997)

    10.17 Purchase and Sale Agreement dated as of January 15, 1997 by and between Carrols Corporation, as Purchaser, Omega Services, Inc. as
          Seller and Mr. Harold W. Hobgood as Omega's Agent (incorporated by reference to Exhibit 10.39 to Carrols Corporation's current report on Form 8-K filed March 27, 1997)

 Exhibit
  Number                               Description
 -------                               -----------
    10.18 Purchase and Sale Agreement dated as of January 15, 1997 by and between Carrols Corporation, as Purchaser, Omega Services, Inc. as
          Seller and Mr. Harold W. Hobgood as Omega's Agent (incorporated by reference to Exhibit 10.40 to Carrols Corporation's current report on
          Form 8-K filed March 27, 1997)

    10.19 Purchase Agreement dated as of July 7, 1997 among Carrols
          Corporation, as Purchaser, and the individuals and trusts listed on
          Exhibit A attached thereto, as Sellers, the individuals and entities listed on Exhibit B attached thereto, as Affiliated Real Property
          Owners, and Richard D. Fors, Jr. and Charles J. Mund, as the Seller's
          representatives (incorporated by reference to Exhibit 10.41 to
          Carrols Corporation's current report on Form 8-K filed August 20,
          1997)

 (1)10.20 Carrols Holdings Corporation 1998 Directors' Stock Option Plan
          (incorporated by reference to Exhibit 10.29 to Carrols Corporation's
          1998 Annual Report on Form 10-K)

    10.21 Supply Agreement between AmeriServe Food Distribution, Inc. and
          Carrols Corporation dated January 31, 1999 (incorporated by reference to Exhibit 10.31 to Carrols Corporation's June 30, 1999 Quarterly
          Report on Form 10-Q)

 (1)10.22 Carrols Holdings Corporation 1998 Pollo Tropical Long-Term Incentive
          Plan (incorporated by reference to Exhibit 10.1 to Carrols
          Corporation's September 30, 1999 Quarterly Report on Form 10-Q)

 (1)10.23 Carrols Corporation Retirement Savings Plan dated April 1, 1999.

    10.24 Loan Agreement dated as of December 19, 2000 among Carrols
          Corporation, The Chase Manhattan Bank, Bank of America, N.A.,
          Suntrust Bank, Atlanta, Manufacturers and Traders Trust Company, and the other lenders now or hereafter parties hereto (incorporated by reference to Exhibit 10.30 to Carrols Corporation's Form 8-K filed
          January 3, 2001).

 (2)21.1  List of subsidiaries

--------
(1) Management contract or compensatory plan or arrangement identified pursuant to this report.

(2) Filed herewith.

(b) Reports on Form 8-K

A current report on Form 8-K dated October 6, 2000 was filed during the fourth quarter of the fiscal year to report that Carrols Corporation (the "Company") entered into a definitive Agreement and Plan of Merger under which the Company would purchase, for cash, all of the outstanding common shares of Taco Cabana, Inc. Subsequently, on December 19, 2000, the Company completed its acquisition of Taco Cabana, Inc.

                       Report of Independent Accountants
                       ---------------------------------

To the Board of Directors and Shareholder of Carrols Corporation:


In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1) present fairly, in all material respects, the financial position of Carrols Corporation and its subsidiaries at December 31, 2000 and January 2, 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the index appearing under Item 14(a)(2) present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedules are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.



/s/ PricewaterhouseCoopers LLP
Syracuse, New York
March 2, 2001

                     CARROLS CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                          December 31, 2000 and 1999

                                    ASSETS

       Current Assets:                                                    2000           1999
                                                                          ----           ----
           Cash and cash equivalents                                  $   2,712,000  $   1,901,000
           Trade and other receivables, net of reserves of
             $130,000 and $53,000, respectively                           1,912,000        787,000
           Inventories                                                    5,917,000      4,211,000
           Prepaid rent                                                   2,284,000      1,829,000
           Prepaid expenses and other current assets                      4,122,000      1,629,000
           Refundable income taxes                                        2,605,000        682,000
           Deferred income taxes (Note 7)                                 8,451,000      6,475,000
                                                                      -------------  -------------
       Total current assets                                              28,003,000     17,514,000
                                                                      -------------  -------------

       Property and equipment, at cost less accumulated
           depreciation and amortization of $97,968,000,
           and $91,599,000, respectively (Note 2)                       203,284,000    122,813,000
       Franchise rights, at cost less accumulated amortization
           of $38,539,000 and $34,174,000, respectively                  98,931,000    101,927,000
       Intangible assets, at cost less accumulated
           amortization of $13,615,000 and $11,328,000,
           respectively (Note 2)                                        127,417,000     67,545,000
       Deferred income taxes (Note 7)                                     6,406,000              -
       Other assets                                                      12,871,000     10,228,000
                                                                      -------------  -------------
                                                                      $ 476,912,000  $ 320,027,000
                                                                      =============  =============

                     LIABILITIES AND STOCKHOLDER'S EQUITY

       Current Liabilities:
           Accounts payable                                           $  13,369,000  $  19,345,000
           Accrued interest                                               2,247,000      1,920,000
           Accrued payroll, related taxes and benefits                   12,471,000      7,267,000
           Accrued acquisition costs                                      5,612,000             --
           Other liabilities                                             12,104,000      6,302,000
           Current portion of long-term debt (Notes 4 and 5)              8,143,000      4,376,000
                                                                      -------------  -------------
       Total current liabilities                                         53,946,000     39,210,000

       Long-term debt, net of current portion (Notes 4 and 5)           362,995,000    249,118,000
       Deferred income--sale/leaseback of real estate (Note 4)            4,171,000      4,463,000
       Accrued postretirement benefits (Note 12)                          2,117,000      1,913,000
       Deferred income taxes (Note 7)                                             -      1,208,000
       Other liabilities (Note 3)                                        34,664,000      9,064,000
                                                                      -------------  -------------
       Total liabilities                                                457,893,000    304,976,000

       Commitments and contingencies (Notes 4 and 10)

       Stockholder's equity (Note 8):
           Common stock, par value $1; authorized 1,000
             shares, issued and outstanding - 10 shares                          10             10
           Additional paid-in capital                                    24,484,990     24,484,990
           Accumulated deficit                                           (5,466,000)    (9,434,000)
                                                                      -------------  -------------
       Total stockholder's equity                                        19,019,000     15,051,000
                                                                      -------------  -------------
                                                                      $ 476,912,000  $ 320,027,000
                                                                      =============  =============

       The accompanying notes are an integral part of these financial statements.

                     CARROLS CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                 Years Ended December 31, 2000, 1999 and 1998

                                                                          2000           1999             1998
                                                                          ----           ----             ----
Revenues:
    Restaurant sales                                                $  465,862,000  $ 455,440,000   $ 416,190,000
    Franchise royalty revenues and franchise fees                        1,039,000      1,039,000         395,000
                                                                    --------------  -------------   -------------
    Total revenues                                                     466,901,000    456,479,000     416,585,000
                                                                    --------------  -------------   -------------

Costs and expenses:
    Cost of sales                                                      132,646,000    137,279,000     122,620,000
    Restaurant wages and related expenses                              135,787,000    134,125,000     121,732,000
    Other restaurant operating expenses                                 91,595,000     89,093,000      82,710,000
    Advertising expense                                                 20,554,000     20,618,000      18,615,000
    General and administrative                                          26,403,000     23,102,000      19,219,000
    Depreciation and amortization                                       28,856,000     23,898,000      20,005,000
    Other income (Note 14)                                              (1,365,000)            --              --
                                                                    --------------  -------------   -------------
    Total operating expenses                                           434,476,000    428,115,000     384,901,000
                                                                    --------------  -------------   -------------

Income from operations                                                  32,425,000     28,364,000      31,684,000
    Interest expense                                                    23,666,000     22,386,000      21,068,000
    Refinancing expenses (Note 6)                                               --             --       1,639,000
                                                                    --------------  -------------   -------------
Income before income taxes and extraordinary loss                        8,759,000      5,978,000       8,977,000
Provision for income taxes(Note 7)                                       4,441,000      3,826,000       4,847,000
                                                                    --------------  -------------   -------------

Income before extraordinary loss                                         4,318,000      2,152,000       4,130,000
Extraordinary loss on extinguishment of debt, net
    of tax benefit (Note 5)                                                350,000      1,099,000       3,701,000
                                                                    --------------  -------------   -------------
Net income                                                          $    3,968,000  $   1,053,000   $     429,000
                                                                    ==============  =============   =============



The accompanying notes are an integral part of these financial statements.

                     CARROLS CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY
                 Years Ended December 31, 2000, 1999 and 1998


                                                   Additional                             Total
                                      Common         Paid-           Accumulated       Stockholder's
                                      Stock        In-Capital          Deficit            Equity
                                      -----        ----------          -------            ------
   Balance at January 1, 1998        $    10      $ 28,362,990    $ (10,916,000)      $ 17,447,000

        Net income                                                      429,000            429,000
        Dividends declared                          (3,878,000)                         (3,878,000)
                                     -------      ------------    -------------       ------------

   Balance at December 31, 1998           10        24,484,990      (10,487,000)        13,998,000

        Net income                                                    1,053,000          1,053,000
                                     -------      ------------    -------------       ------------
   Balance at December 31, 1999           10        24,484,990       (9,434,000)        15,051,000

        Net income                                                    3,968,000          3,968,000
                                     -------      ------------    -------------       ------------

   Balance at December 31, 2000      $    10      $ 24,484,990    $  (5,466,000)      $ 19,019,000
                                     =======      ============    =============       ============

  The accompanying notes are an integral part of these financial statements.

                     CARROLS CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                 Years Ended December 31, 2000, 1999 and 1998

                                                                         2000              1999            1998
                                                                         ----              ----            ----
Cash flows provided from operating activities:
    Net income                                                        $  3,968,000      $ 1,053,000      $   429,000
    Adjustments to reconcile net income to net cash
      provided from operating activities:
     Loss (gain) on disposal of property and equipment                          --          102,000          (96,000)
     Depreciation and amortization                                      28,856,000       23,898,000       20,005,000
     Extraordinary loss on extinguishment of
         debt, net of tax                                                  350,000        1,099,000        3,701,000
     Deferred income taxes                                               2,922,000        1,675,000          854,000
    Changes in operating assets and liabilities:
        Refundable income taxes                                            816,000        4,632,000        2,204,000
        Accounts payable                                                (8,329,000)       8,183,000       (3,169,000)
        Accrued payroll, related taxes and benefits                      1,843,000       (2,123,000)       2,128,000
        Accrued acquisition costs                                        5,612,000               --               --
        Other liabilities - current                                        753,000         (851,000)         383,000
        Accrued interest                                                   327,000          (92,000)      (2,758,000)
        Other liabilities--long-term                                    14,852,000        1,953,000               --
        Other                                                           (2,250,000)      (1,356,000)        (408,000)
                                                                        ----------       ----------      ------------

Net cash provided from operating activities                             49,720,000       38,173,000       23,273,000
                                                                        ----------       ----------      -----------

Cash flow used for investing activities:
    Capital expenditures:
      Purchase of Taco Cabana, Inc. net of cash acquired              (154,668,000)              --               --
      Purchase of Pollo Tropical, Inc. net of cash acquired                     --               --      (94,632,000)
      New restaurant development                                       (11,328,000)     (14,085,000)     (13,297,000)
      Restaurant remodeling                                            (10,957,000)      (9,795,000)      (9,500,000)
      Corporate and restaurant information systems                      (5,663,000)     (11,883,000)      (4,246,000)
      Other capital expenditures                                        (8,209,000)      (9,569,000)      (6,252,000)
      Acquisition of Burger King restaurants                                    --       (3,833,000)        (629,000)
    Payments received on notes and mortgages                                    --               --          715,000
    Proceeds from dispositions of property and equipment                     7,000          230,000        1,337,000
                                                                    --------------    -------------    -------------

Net cash used for investing activities                              $ (190,818,000)    $(48,935,000)   $(126,504,000)
                                                                    ==============     ============    =============


The accompanying notes are an integral part of these financial statements.

                              CARROLS CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF CASH FLOWS--(Continued)
                          Years Ended December 31, 2000, 1999 and 1998


                                                                       2000           1999          1998
                                                                       ----           ----          ----
Cash flows provided from financing activities:
    Proceeds from long-term debt, net                              $ 222,113,000   $        --  $ 245,000,000
    Principal payments and retirements of long-term obligations     (106,167,000)   (8,028,000)  (143,851,000)
    Proceeds from sale-leaseback transactions                         29,523,000    14,800,000     20,532,000
    Dividends paid                                                            --            --     (3,878,000)
    Financing costs associated with issuance of debt                  (3,560,000)     (886,000)    (5,408,000)
    Redemption premium on retirement of debt                                  --            --     (4,639,000)
                                                                    ------------  ------------    -----------
Net cash provided from financing activities                          141,909,000     5,886,000    107,756,000
                                                                    ------------  ------------    -----------

Net increase (decrease) in cash and cash
        equivalents                                                      811,000    (4,876,000)     4,525,000
Cash and cash equivalents, beginning of year                           1,901,000     6,777,000      2,252,000
                                                                    ------------  ------------   ------------

Cash and cash equivalents, end of year                             $   2,712,000   $ 1,901,000  $   6,777,000
                                                                    ============   ===========   ============
Supplemental disclosures:
    Interest paid on debt                                          $  23,339,000   $22,739,000  $  23,826,000
    Income taxes paid                                              $   1,294,000   $ 1,594,000  $   3,652,000


The accompanying notes are an integral part of these financial statements.

                     CARROLS CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 Years Ended December 31, 2000, 1999 and 1998


1. Summary of Significant Accounting Policies

     Basis of Consolidation. The consolidated financial statements include the accounts of Carrols Corporation and its Subsidiaries (the "Company"). All significant intercompany transactions have been eliminated in consolidation. The Company is a wholly-owned subsidiary of Carrols Holdings Corporation ("Holdings").

     At December 31, 2000 the Company operated, as franchisee, 355 quick-service restaurants under the trade name "Burger King" in thirteen Northeastern, Midwestern and Southeastern states. At December 31, 2000 the Company also owned and operated 49 Pollo Tropical restaurants located in Florida and franchised 24 restaurants in Puerto Rico, Ecuador, Aruba, El Salvador and Florida. As described in Note 13, during 2000, the Company purchased Taco Cabana, Inc. ("Taco Cabana"). At December 31, 2000, the Company owned and operated 117 Taco Cabana restaurants located in Texas, Oklahoma and Arizona and franchised 10 restaurants in Texas, New Mexico, Georgia and Indiana.

     Cash and Cash Equivalents. The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents.

     Inventories. Inventories are stated at the lower of cost (first-in, first-out) or market. Inventories are primarily comprised of food and paper.

     Property and Equipment. Property and equipment are recorded at cost. Depreciation and amortization is provided using the straight-line method over the following estimated useful lives:

     Buildings and improvements................   5 to 30 years
     Leasehold improvements....................   Remaining life of lease
                                                  including renewal options or
                                                  life of asset whichever is
                                                  shorter
     Equipment.................................   3 to 15 years
     Computer hardware and software............   3 to 7 years
     Capital leases............................   Remaining life of lease

     Burger King Franchise Rights. Fees for initial franchises and renewals are amortized using the straight-line method over the term of the agreement, generally twenty years. Acquisition costs allocated to franchise rights are amortized using the straight-line method, principally over the remaining lives of the acquired leases including renewal options, but not in excess of 40 years.

     Intangible Assets. Intangible assets consist of the excess purchase price over net assets acquired, beneficial leases and trademarks. The excess purchase price over net assets acquired and trademarks are amortized using the straight line method over 40 years with the exception of the excess cost over fair value associated with the acquisition of Taco Cabana, Inc. which is amortized over 20 years. Beneficial leases and unfavorable leases are amortized using the straight-line method over the lives of the leases including renewal options, but not in excess of 40 years.

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

     Deferred Financing Costs. Financing costs, that are included in other assets and were incurred in obtaining long-term debt are capitalized and amortized over the life of the related debt on an effective interest basis for costs associated with the Company's unsecured senior subordinated notes and on a straight-line basis for costs associated with the Company's senior credit facility.

     Revenue Recognition. On December 3, 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 (SAB 101), Revenue Recognition in Financial Statements, implementation of which was effective in the fourth quarter of 2000. SAB 101 reflects the basic principles of revenue recognition in existing generally accepted accounting principles (GAAP). The Company was in compliance with basic principles of revenue recognition and as such, implementation of the SAB 101 did not have an effect on its results.

                     CARROLS CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                 Years Ended December 31, 2000, 1999 and 1998

1. Summary of Significant Accounting Policies--(Continued)

     Franchise Fees associated with Pollo Tropical restaurants. Franchise fees are typically collected upon execution of an area development and/or franchise agreement. Franchise fees are initially recorded as deferred revenue and are recognized in earnings when the franchised restaurants are opened, or upon forfeiture of such fees by the franchisees pursuant to the terms of the franchise development agreements.

     Royalty Revenues associated with Pollo Tropical and Taco Cabana restaurants. Royalty revenues are based on a percent of gross sales and are recorded as income when earned.

     Income Taxes. The Company and its subsidiaries file consolidated federal income tax returns.

     Advertising Costs.  All advertising costs are expensed as incurred.

     Self Insurance. The Company is generally self-insured for workers compensation, general liability and medical insurance. The Company maintains stop loss coverage for both individual and aggregate claim amounts. Losses are accrued based upon the Company's estimates of the aggregate liability for claims based on Company experience and certain actuarial methods used to measure such estimates.

     Fair Value of Financial Instruments. The following methods were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that fair value:

          . Current Assets and Liabilities. The carrying value of cash and cash equivalents and accrued liabilities approximates fair value because of the short maturity of those instruments.

          . Senior Subordinated Notes. The fair values of outstanding senior subordinated notes and senior notes are based on quoted market prices. The fair values at December 31, 2000 and 1999 are approximately $110,075,000 and $153,850,000, respectively.

          . Revolving and Term Loan Facilities. Rates currently available to the Company for debt with similar terms and remaining maturities are used to estimate fair value. The recorded amounts, as of December 31, 2000 and 1999, approximated fair value.

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

     Use of Estimates. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Estimates also affect the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Fiscal Year. The Company uses a 52-53 week fiscal year ending on the Sunday closest to December 31. The financial statements included herein are as of December 31, 2000 (52 weeks), January 2, 2000 (52 weeks) and January 3, 1999 (53 weeks).

                     CARROLS CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                 Years Ended December 31, 2000, 1999 and 1998

1. Summary of Significant Accounting Policies--(Continued)

     Reclassifications. Certain amounts for prior years have been reclassified to conform to the current year presentation.

2. Property and Equipment and Intangible Assets

     Property and equipment at December 31, net of accumulated depreciation and amortization, consist of the following:

                                                        2000          1999
                                                       ------        ------

         Land                                     $  22,943,000   $  9,280,000
         Buildings and improvements                  40,576,000     27,044,000
         Leasehold improvements                      89,888,000     61,034,000
         Equipment                                  133,438,000    102,647,000
         Capital leases                              14,407,000     14,407,000
                                                  -------------  -------------
                                                    301,252,000    214,412,000
         Less accumulated depreciation
          and amortization                          (97,968,000)   (91,599,000)
                                                  -------------  -------------
                                                  $ 203,284,000  $ 122,813,000
                                                  =============  =============

     Depreciation expense for the years ended December 31, 2000, 1999 and 1998 was $17,594,000, $15,314,000 and $12,737,000, respectively.

     Intangible assets at December 31, net of accumulated amortization, consist of the following:

                                                     2000           1999
                                                     ----           ----
         Goodwill                                 $ 126,228,000  $  61,912,000
         Trademarks                                     452,000        421,000
         Other                                          737,000      5,212,000
                                                  -------------  -------------
                                                  $ 127,417,000  $  67,545,000
                                                  =============  =============

     Amortization expense for the years ended December 31, 2000, 1999 and 1998 was $2,286,000, $2,183,000 and $1,439,000, respectively.

3. Other Liabilities, Long-Term

     Other liabilities, long-term, at December 31, consist of the following:

                                                      2000           1999
                                                      ----           ----
         Unearned purchase discounts              $  16,530,000  $   1,544,000
         Accrued occupancy costs                     12,410,000      1,995,000
         Other                                        5,724,000      5,525,000
                                                  -------------  -------------
                                                  $  34,664,000  $   9,064,000
                                                  =============  =============

     Unearned purchase discounts are amortized as a reduction of cost of sales either over the life of the supplier contract or the estimated purchase commitment period. In 2000, Burger King Corporation arranged for the Coca-Cola Company and Dr. Pepper/Seven-Up, Inc. to provide funding to franchisees in connection with Burger King's transformation initiatives. The Company received approximately $19.8 million in 2000 under this arrangement with these suppliers. The total amount of purchase discounts amortized for the year ended December 31, 2000 was $2,044,000.

     Accrued occupancy costs include obligations pertaining to closed restaurant locations, contingent rent and accruals to expense operating lease rental payments on a straight-line basis over the lease term.

4. Leases

     The Company utilizes land and buildings in its operations under various lease agreements. These leases generally contain an initial term of twenty years and, in most cases, contain renewal options. The rent payable under such leases includes a minimum rent provision and, in some cases, include a percentage of sales provision. In addition, most leases require payment of property taxes, insurance and utilities.

     Deferred gains have been recorded as a result of sale/leaseback transactions and are being amortized over the lives of the related leases. These related leases have been classified as operating leases and generally contain a twenty year initial term with renewal options.

                     CARROLS CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                 Years Ended December 31, 2000, 1999 and 1998


4. Leases (continued)

     Minimum rent commitments under capital and non-cancelable operating leases at December 31, 2000 were as follows:

        Years Ending                                    Capital      Operating
        ------------                                    -------      ---------
        2001                                          $  1,668,000  $ 36,465,000
        2002                                             1,639,000    35,844,000
        2003                                             1,366,000    34,826,000
        2004                                             1,329,000    33,661,000
        2005                                             1,322,000    31,251,000
        Thereafter                                       1,990,000   247,018,000
                                                      ------------  ------------


        Total minimum lease payments                  $  9,314,000  $419,065,000
           Less amount representing interest             6,159,000  ============
                                                      ------------

        Total obligations under capital leases           3,155,000
           Less current portion                            522,000
                                                      ------------

        Long-term obligations under capital leases    $  2,633,000
                                                      ============

     Accumulated amortization pertaining to capital leases for the years ended December 31, 2000 and 1999 was $11,393,000 and $10,898,000, respectively.

     Total rent expense on operating leases, including percentage rent on both operating and capital leases, for the past three years was as follows:

                                              2000         1999         1998
                                              ----         ----         ----
        Minimum rent on real property      $27,213,000  $25,775,000  $22,441,000
        Additional rent based on a
        percentage of sales                  3,113,000    3,901,000    4,328,000
        Equipment rent                          42,000      226,000       39,000
                                           -----------  -----------  -----------

                                           $30,368,000  $29,902,000  $26,808,000
                                           ===========  ===========  ===========

5. Long-Term Debt

     Long-term debt at December 31 consisted of:

                                                    2000            1999
                                                    ----            ----
        Collateralized:
          Revolving credit facility               $  45,600,000   $  34,100,000
          Term loan A facility                       70,000,000      47,000,000
          Term loan B facility                       80,000,000             --
          Other notes payable                         2,383,000         681,000
        Unsecured 9.5% senior subordinated notes    170,000,000     170,000,000
        Capital leases                                3,155,000       1,713,000
                                                  -------------   -------------

                                                    371,138,000     253,494,000
        Less current portion                         (8,143,000)     (4,376,000)
                                                  -------------   -------------
                                                  $ 362,995,000   $ 249,118,000
                                                  =============   =============

                     CARROLS CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                 Years Ended December 31, 2000, 1999 and 1998

5. Long-Term Debt (continued)

Senior Credit Facility:
----------------------

        On December 19, 2000, the Company entered into a new senior credit facility with The Chase Manhattan Bank, as agent and lender, and other lenders as parties thereto. This new senior credit facility was used to finance the acquisition of Taco Cabana, Inc. and to refinance outstanding amounts under the Company's previous credit facility. The facility provides for total borrowings of $250 million and consists of a $100 million revolving credit facility (including a standby letter of credit facility for up to $10 million) a $70 million term loan A facility and an $80 million term loan B facility.

        Borrowings under the revolving credit facility may be used to finance permitted acquisitions and new store development, or for working capital and general corporate purposes. At December 31, 2000, $50,350,000 was available for borrowings under the revolving credit facility, after reserving $4,050,000 for letters of credit guaranteed by the facility.

        Borrowings under the new senior credit facility bear interest at a per annum rate, at the Company's option, of either:

          1) the greater of the prime rate or the federal funds rate plus .50% plus a margin ranging from .50% to 1.75% for the revolving credit facility and the term loan A facility based on debt to cash flow ratios, and at a fixed margin of 2.5% for the term loan B facility; or

          2) LIBOR plus a margin ranging from 2.00% to 3.25% for the revolving credit facility and the term loan A facility based on debt to cash flow ratios, and at a fixed margin of 4.0% for the term loan B facility.

The revolving credit facility and the term loan A facility expire on December 31, 2005. However, the revolving credit facility is eligible for a one-year extension based upon request and unanimous approval of the lenders. The term loan B facility expires on December 31, 2007. Amounts under the term loan A facility are repayable as follows:

          1) an aggregate of $6 million payable in four quarterly installments in 2001;
          2) an aggregate of $7.5 million payable in four quarterly installments in 2002;
          3) an aggregate of $10.0 million payable in four quarterly installments in 2003;
          4) an aggregate of $12.5 million payable in four quarterly installments in 2004;
          5) an aggregate of $9.4 million payable in three quarterly installments in 2005; and
          6) a final payment of $24.6 million payable upon the term loan A facility's maturity on December 31, 2005.

Amounts under the term loan B facility are repayable as follows:

          1) an aggregate of $1.0 million payable in four quarterly installments for each year including 2001 through 2005;
          2) an aggregate of $35.0 million payable in four quarterly installments in 2006;
          3) an aggregate of $26.2 million payable in three quarterly installments in 2007; and
          4) a final payment of $13.8 million payable upon the term loan B facility's maturity on December 31, 2007.

        In general, the Company's obligations under the senior credit facility are collateralized by all of the Company's assets, a pledge of the Company's common stock and the stock of each of the Company's subsidiaries.

        In connection with the Company's refinancing of its senior credit facilities in 2000 and 1999, the Company has recognized an extraordinary loss of $350,000 in 2000 (net of a $225,000 income tax benefit) and $1,099,000 in 1999
(net of a $726,000 income tax benefit). These losses represent the write off of unamortized debt issue costs related to the previously existing senior credit facility.

                     CARROLS CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                 Years Ended December 31, 2000, 1999 and 1998


5. Long-Term Debt (continued)

Senior Subordinated Notes:
-------------------------

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

Other Notes Payable:
-------------------

        During 2000, the Company, as mandated by Burger King, has purchased frozen Coke machines for all of its Burger King restaurants. Burger King has made arrangements to allow franchisees to finance these purchases through Coca-Cola Financial. These notes are for a four year term and bear interest at annual interest rates ranging from 8.2% to 9.5%. At December 31, 2000, these notes payable totaled $1,816,000.

        At December 31, 2000, principal payments required on all long-term debt, including the new senior credit facility, are as follows:

                                 2001               $  7,621,000
                                 2002                  9,177,000
                                 2003                 11,499,000
                                 2004                 13,519,000
                                 2005                 80,600,000
                                 Thereafter          245,567,000
                                                    ------------
                                                    $367,983,000
                                                    ============

        The weighted average interest rate for the years ended December 31, 2000, 1999 and 1998 was 9.4%, 8.9% and 9.9%, respectively.

6. Refinancing Expenses

        The Company expensed all costs associated with its efforts to refinance its existing debt in the third quarter of 1998 as the timing of any future refinancing was then uncertain and the related activities had ceased. Approximately $1.2 million of these costs related to losses on interest rate hedge transactions.

                     CARROLS CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                 Years Ended December 31, 2000, 1999 and 1998


7.  Income Taxes

     The income tax provision was comprised of the following for the years ended December 31:

                                                        2000            1999            1998
                                                        ----            ----            ----
        Current:
           Federal                                $    121,000     $   288,000     $   152,000
           Foreign                                     260,000         239,000         114,000
           State                                       848,000         744,000         471,000
                                                  ------------     -----------     -----------
                                                     1,229,000       1,271,000         737,000
                                                  ------------     -----------     -----------
        Deferred:
           Federal                                   2,784,000       2,188,000       3,602,000
           State                                       428,000         367,000         508,000
                                                  ------------     -----------     -----------
                                                     3,212,000       2,555,000       4,110,000
                                                  ------------     -----------     -----------
                                                  $  4,441,000     $ 3,826,000     $ 4,847,000
                                                  ============     ===========     ===========

        The components of deferred income tax assets and liabilities at December 31, are as follows:

                                                                       2000          1999
                                                                       ----          ----
        Current deferred tax assets:
             Accounts receivable and other reserves              $   238,000    $   260,000
             Accrued vacation benefits                             1,083,000        827,000
             Other non-deductible accruals                         1,564,000        723,000
             Net operating loss carrryforwards                     5,425,000      4,516,000
             Other                                                   141,000        149,000
                                                                 -----------    -----------
        Total current deferred tax assets                          8,451,000      6,475,000
                                                                 -----------    -----------

        Long term deferred tax assets/(liabilities):
             Deferred income on sale/leaseback of real estate      1,666,000      1,782,000
             Postretirement benefit expenses                         845,000        764,000
             Property and equipment depreciation                  (7,221,000)    (3,626,000)
             Net operating loss carryforwards                      3,819,000      5,190,000
             Amortization of intangible assets                    (3,448,000)    (6,772,000)
             Non-deductible occupancy costs                        6,642,000        762,000
             Tax credit carryforwards                              3,926,000        471,000
             Other                                                   177,000        221,000
                                                                 -----------    -----------
        Total long-term net deferred tax assets/(liabilities)      6,406,000     (1,208,000)
                                                                 -----------    -----------
        Total net deferred tax assets                            $14,857,000    $ 5,267,000
                                                                 ===========    ===========

        The Company has net operating loss carryforwards for income tax purposes of approximately $24 million, at December 31, 2000. The net operating loss carryforwards expire in varying amounts beginning in 2004 through 2010. The Company is generally limited, for Federal income tax purposes, to an annual utilization of net operating losses of $10,664,000. The Company has net operating losses of approximately $16.5 million available to be utilized in 2001 due to this limit not being fully utilized in prior years. In addition, the Company has available Federal alternative minimum tax credit carryforwards with no expiration date and other Federal tax credit carryforwards which begin to expire in 2018. Realization of the deferred income tax assets relating to net operating losses and tax credit carryforwards is dependent on generating sufficient taxable income prior to the expiration of these carryforwards. Based upon results of operations, management believes it is more likely than not that the Company will generate sufficient future taxable income to fully realize the benefit of deferred tax assets, although there can be no assurance of this.

                     CARROLS CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                 Years Ended December 31, 2000, 1999 and 1998


        A reconciliation of the statutory federal income tax rate to the effective tax rates for the years ended December 31, is as follows:

                                     2000                   1999                    1998
                              -----------------     -------------------      ------------------
Statutory federal income
    tax rate                  $2,978,000   34.0%    $ 2,034,000    34.0%     $3,053,000    34.0%
State income taxes, net of
    federal benefit              569,000    6.5         526,000     8.8         515,000     5.7
Nondeductible expenses         1,003,000   11.4         956,000    16.0         611,000     6.8
Foreign taxes                    172,000    2.0         158,000     2.6         114,000     1.3
Miscellaneous                   (281,000)  (3.2)        152,000     2.6         554,000     6.1
                              ----------   ----     -----------    ----      ----------    ----
                              $4,441,000   50.7%    $ 3,826,000    64.0%     $4,847,000    53.9%
                              ==========   ====     ===========    ====      ==========    ====

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

        Holdings' common stock was designated to consist of two series comprising of 3,000,000 shares of Carrols Stock, par value $0.01 per share, and 2,000,000 shares of Pollo Tropical Stock, par value $0.01 per share. The existing common stock of Holdings was redesignated, on a share for share basis, for shares of the Carrols class of common stock. The holders of the Carrols Stock will have exclusive voting rights; no holders of the Pollo Tropical Stock will have voting rights, except as may be required pursuant to Delaware law.

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

                     CARROLS CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                 Years Ended December 31, 2000, 1999 and 1998


8.  Stockholder's Equity (continued)

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

                     CARROLS CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                 Years Ended December 31, 2000, 1999 and 1998


8. Stockholder's Equity (continued)

     A summary of all option activity under Holdings' stock option plans for the years ended December 31, 2000, 1999 and 1998 is as follows:

                                        NonPlan       1996       Directors             Pollo
                                        Options       Plan          Plan                Plan
                                        -------       ----          ----                ----
Shares Under Option:
Outstanding at December 31, 1997         32,427       86,140             -                   -
    Granted                                   -       10,400         2,000              70,000
    Canceled                                  -         (775)            -                   -
                                      ---------   ----------     ---------     ---------------
Outstanding at December 31, 1998         32,427       95,765         2,000              70,000
    Granted                                   -        6,245           500               6,250
    Canceled                                  -       (3,587)       (1,000)                  -
                                      ---------   ----------     ---------     ---------------
Outstanding at December 31, 1999         32,427       98,423         1,500              76,250
    Granted                                   -        7,590           500               5,000
    Canceled                                  -       (1,315)            -                   -
                                      ---------   ----------     ---------     ---------------
Outstanding at December 31, 2000         32,427      104,698         2,000              81,250
Grant Prices:
    1998                              $       -       124.78        110.00     77.50 to 137.00
    1999                                      -       126.00        126.00              109.00
    2000                                      -       124.00        124.00              127.00

Average Option Price:
    At December 31, 1998              $  101.76       105.32        110.00               92.31
    At December 31, 1999                 101.76       106.28        115.33               93.68
    At December 31, 2000                 101.76       107.37        117.50               95.73

Options Exercisable:
    At December 31, 1998                  6,486       53,474           500                   -
    At December 31, 1999                 12,972       68,057           625              24,000
    At December 31, 2000                 19,457       94,275         1,125              36,750

     Had compensation cost been determined based upon the fair value of the stock options at grant date consistent with the method of SFAS 123, the Company's pro-forma net income (loss) would have been $3,511,000, $534,000 and $(37,000) for the years ended December 31, 2000, 1999 and 1998, respectively.

     The fair value of each option grant was estimated using the minimum value option pricing model with the following weighted-average assumptions:

                                                   2000     1999      1998
                                                   ----     ----      ----
           Risk-free interest rate                 6.26%    5.51%     5.60%
           Annual dividend yield                      0%       0%        0%
           Expected life                        5 years  5 years   5 years

                     CARROLS CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                 Years Ended December 31, 2000, 1999 and 1998


9. Business Segment Information

     The Company is engaged in the quick-service restaurant industry, with three restaurant concepts: Burger King operating as a franchisee, and Pollo Tropical and Taco Cabana, both Company owned concepts. The Company's Burger King restaurants are all located in the United States, primarily in the Northeast, Southeast and Midwest. Pollo Tropical is a regional quick-service restaurant chain featuring grilled marinated chicken and authentic "made from scratch" side dishes. Pollo Tropical's core markets are located in south and central Florida. Taco Cabana is a regional quick-service restaurant chain featuring Mexican style food, including, flame-grilled beef and chicken fajitas, quesadillas and other Tex-Mex dishes. Taco Cabana's core markets are primarily in Texas.

     For 1998, segment information includes Burger King restaurants for the year ended December 31, 1998 and Pollo Tropical for the period July 10, 1998 through December 31, 1998. For 1999, segment information includes both Burger King and Pollo Tropical for the full year. For 2000, segment information includes both Burger King and Pollo Tropical for the full year and Taco Cabana for the period December 20, 2000 through December 31, 2000. The "Other" column includes corporate related items not allocated to reportable segments and for income from operations, principally corporate depreciation and amortization. Other identifiable assets consist primarily of franchise rights and intangible assets. Non-operating expenses, comprised of interest expense, interest income, and refinancing expenses and the extraordinary loss are corporate related items and therefore have not been allocated to the reportable segments.

                                                         Burger
                                                          King           Pollo         Taco
                                                      Restaurants       Tropical      Cabana       Other     Consolidated
                                                      -----------       --------     ------        -----     ------------
                                                                                     ($ in 000's)
Year Ended December 31, 2000:
Revenues                                              $   371,335       $  90,004    $  5,562     $     --   $     466,901
Cost of sales                                             101,520          29,533       1,593           --         132,646
Restaurant wages and related expenses                     113,215          20,950       1,622           --         135,787
Depreciation and amortization                              22,057           2,129         255        4,415          28,856
Income from operations                                     19,848          16,372         620       (4,415)         32,425
Identifiable assets                                       208,533          26,198      67,035      175,146         476,912
Capital expenditures, excluding acquisitions               27,359           7,577          --        1,221          36,157

Year Ended December 31, 1999:
Revenues                                              $   372,689       $  83,790     $    --     $     --   $     456,479
Cost of sales                                             108,489          28,790          --           --         137,279
Restaurant wages and related expenses                     114,935          19,190          --           --         134,125
Depreciation and amortization                              18,404           1,948          --        3,546          23,898
Income from operations                                     17,451          14,459          --       (3,546)         28,364
Identifiable assets                                       207,172          21,599          --       91,256         320,027
Capital expenditures, excluding acquisitions               32,159           9,522          --        3,651          45,332

Year Ended December 31, 1998:
Revenues                                                  381,042          35,543          --           --         416,585
Cost of sales                                             110,269          12,351          --           --         122,620
Restaurant wages and related expenses                     113,456           8,276          --           --         121,732
Depreciation and amortization                              17,014           1,018          --        1,973          20,005
Income from operations                                     27,940           5,717          --       (1,973)         31,684
Capital expenditures, excluding acquisitions               26,560           4,335          --        2,400          33,295

                     CARROLS CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                 Years Ended December 31, 2000, 1999 and 1998


10.  Contingencies

        On November 16, 1998, the Equal Employment Opportunity Commission ("EEOC") filed suit in the United States District Court for the Northern District of New York, under Title VII of the Civil rights Act of 1964, as amended, against the Company.

        The case is in discovery, with the nominal deadline for written and documentary discovery having passed and the parties being engaged in an attempt to resolve discovery disputes. Further discovery may follow, after which the parties may file motions for summary judgement late in 2001 or early 2002. It is too early to make an evaluation of the likelihood of an unfavorable outcome and/or an estimate of the amount or range of potential loss. The Company is contesting the case vigorously and believes it is without merit.

        The Company is a party to various other legal proceedings arising from the normal course of business. It is the Company's policy to accrue costs associated with significant outstanding legal proceedings, which are able to be estimated. Based on information currently available, management believes adverse decisions relating to litigation and contingencies in the aggregate would not materially affect the Company's results of operations, cash flows or financial condition.

11.  Retirement Plans

        The Company offers three retirement plans, a savings plan for its salaried Burger King employees (the "Carrols Corporation Retirement Savings Plan") and 401(k) plans for its Pollo Tropical employees (the "Pollo Tropical 401(k) Retirement Savings Plan") and its Taco Cabana employees (the "Taco Cabana Savings and Retirement Plan").

        Effective April 1, 1999, the Carrols Corporation Retirement Savings Plan was amended. Under this amendment, the plan was modified to include a savings option pursuant to section 401(k) of the Internal Revenue Code in addition to a post tax savings option. Under the amended plan, participating employees may contribute up to 18% of their salary annually to either of the savings options, subject to other limitations. The Company's contributions, which begin to vest after three years and fully vest after seven years of service, are equal to 50% of the employee's contributions to a maximum Company contribution of $520 annually. The employees have various investment options available under a trust established by the plan. The plan expense, including Company contributions, was $344,000, $245,000 and $216,000 for the years ended December 31, 2000, 1999 and
1998, respectively.

        Under the Pollo Tropical 401(k) Retirement Plan, all employees who are age 21 or older and who have been credited with at least 1,000 hours of service within 12 consecutive months are eligible to participate in the 401K Plan. The Company makes discretionary matching contributions, which are allocated to participants based on the participant's eligible deferrals during the plan year. Company contributions vest at a rate of 33% for each year of service. Company contributions to the 401K Plan totaled, $39,000, $29,000 and $17,000, for the years ended December 31, 2000, 1999 and 1998.

        Under the Taco Cabana Savings and Retirement Plan, all employees who are age 21 or older and who have been credited with at least 1,000 hours of service within 12 consecutive months are eligible to participate in the plan. Employees may contribute up to 15% of their salary on a pre-tax basis, and may self-direct contributions to various investment options. During 2000, the plan was modified to include a Company contribution equal to $.25 for every $1.00 contributed to the plan up to 3% of an employee's salary. Company contributions vest at a rate of 20% per year over 5 years.

                     CARROLS CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                 Years Ended December 31, 2000, 1999 and 1998


12.  Postretirement Benefits

        The Company provides postretirement medical and life insurance benefits covering substantially all Burger King administrative and restaurant management salaried employees. The following is the plan status and accumulated postretirement benefit obligation (APBO) at December 31, 2000 and 1999:

                                                                    2000              1999
                                                                    ----              ----
        Change in benefit obligation:
             Benefit obligation at beginning of the year          $  1,683,000       $  1,723,000
             Service cost                                              142,000            141,000
             Interest cost                                             125,000            115,000
             Plan participant's contributions                            2,000              2,000
             Amendments, curtailments, special terminations                  -              8,000
             Actuarial loss (gain)                                       4,000           (262,000)
             Benefits paid                                             (55,000)           (44,000)
                                                                  ------------       ------------
             Benefit obligation at end of the year                   1,901,000          1,683,000

        Change in plan assets:
             Fair value of plan assets at end of year                        -                 --
                                                                  ------------       ------------
             Funded status                                           1,901,000          1,683,000
             Unrecognized prior service cost                           136,000            160,000
             Unrecognized actuarial net gain                            80,000             70,000
                                                                  ------------       ------------
             Accrued benefit cost                                 $  2,117,000       $  1,913,000
                                                                  ============       ============

        Weighted average assumptions as of December 31:
             Discount rate                                                 7.5%               7.5%
                                                                  ============       ============

       For measurement purposes, a 5.75% annual rate of increase in the per capita cost of covered health care benefits was assumed for 2000, gradually decreasing to 5.5% by the year 2001 and remaining at that rate thereafter.

                                                                     2000          1999           1998
                                                                     ----          ----           ----
        Components of net periodic benefit cost:
             Service cost                                         $   142,000    $   141,000   $   107,000
             Interest cost                                            125,000        115,000       101,000
             Amortization of gains and losses                               -          4,000            --
             Amortization of unrecognized prior service cost          (24,000)       (24,000)      (25,000)
                                                                  -----------    -----------   -----------

        Net periodic postretirement benefit cost                  $   243,000    $   236,000   $   183,000
                                                                  ===========    ===========   ===========

        Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A 1% change in the health care cost trend rates would have the following effects:

                                                                                   Increase     Decrease
                                                                                   --------     --------
      Effect on total of service and interest cost components                      $  56,000    $  (45,000)
      Effect on postretirement benefit obligation                                    324,000      (266,000)

                     CARROLS CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                 Years Ended December 31, 2000, 1999 and 1998


13.  Acquisitions

        On December 19, 2000, the Company acquired Taco Cabana, Inc. pursuant to an Agreement and Plan of Merger dated October 6, 2000. On December 18, 2000, Taco Cabana, Inc. shareholders approved the merger of Spur Acquisition Corp. (a wholly-owned subsidiary of Carrols Corporation) with and into Taco Cabana, Inc. The total transaction was valued at approximately $154.7 million including the purchase of the 11.9 million outstanding common shares, employee stock options and the assumption of Taco Cabana's outstanding debt which was approximately $43 million. The Taco Cabana acquisition has been accounted for by the purchase method of accounting and, accordingly, the results of operations of Taco Cabana from December 20, 2000 are included in the accompanying consolidated financial statements. The excess purchase price over net assets acquired is included in intangible assets and is amortized over 20 years using the straight-line method. The Company entered into a new senior credit facility, as described in Note 5, to finance the Taco Cabana acquisition.

The following proforma results of operations for the periods presented below assume this acquisition occurred as of the beginning of the respective periods presented:

                                                   Year Ended December 31,
                                                 ----------------------------
                                                    2000            1999
                                                    ----            ----
                                                        (unaudited)
            Revenues                             $632,030,000    $614,368,000
                                                 ============    ============
            Cost of sales                        $181,853,000    $184,818,000
                                                 ============    ============
            Restaurant wages and
                  related expenses               $182,444,000    $177,840,000
                                                 ============    ============
            Depreciation and amortization        $ 41,051,000    $ 36,165,000
                                                 ============    ============
            Income from operations               $ 46,205,000    $ 41,541,000
                                                 ============    ============
            Net income before extraordinary
                  items                          $  6,792,000    $  3,646,000
                                                 ============    ============

        The preceding proforma financial information is not necessarily indicative of the operating results that would have occurred if the acquisition had been consummated as of the beginning of the periods presented, nor are they necessarily indicative of future operating results. The Company subsequently sold 25 fee owned properties in a sale/leaseback transaction, the proceeds from which were $29.4 million. The proceeds, which were received in December 2000, were used to reduce the debt incurred for the acquisition. The proforma effects of that transaction have not been included in these proforma statements.

        Assets acquired and liabilities assumed in the Taco Cabana acquisition were as follows:

             Accounts receivable                            $       901,000
             Inventory                                              971,000
             Prepaid expenses                                     2,483,000
             Refundable income taxes                              2,514,000
             Deferred income taxes, current                       2,700,000
             Property and equipment                              96,807,000
             Intangible assets including goodwill                66,802,000
             Deferred income taxes, long-term                     9,812,000
             Other non-current assets                               756,000
             Accounts payable                                     3,095,000
             Accrued payroll, related taxes and benefits          3,361,000
             Other current liabilities                            5,704,000
             Accrued occupancy costs                             14,907,000
             Other liabilities, long-term                         2,011,000
                                                            ---------------
                                                            $   154,668,000
                                                            ===============
14.  Other Income

        During 2000, the Company ended its supply agreement with Ameriserve Food Distribution, Inc. and recognized $1,365,000 in other income representing the remaining unrecognized portion of contractual payments previously received and deferred at the inception of the agreement.

                     CARROLS CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                 Years Ended December 31, 2000, 1999 and 1998


15. Guarantor Financial Statements

        The $170 million senior subordinated notes of the Company are guaranteed by all of the Company's subsidiaries ("Guarantor Subsidiaries"), all of which are wholly-owned by the Company. These subsidiaries are:

        .  Carrols Realty Holdings
        .  Carrols Realty I Corp.
        .  Carrols Realty II Corp.
        .  Carrols J.G. Corp.
        .  Quanta Advertising Corp.
        .  Pollo Franchise Inc.
        .  Pollo Operations, Inc.
        .  Taco Cabana, Inc.
        .  TP Acquisition Corp.
        .  T.C. Management, Inc.
        .  Taco Cabana Management, Inc.
        .  Get Real, Inc.
        .  Texas Taco Cabana, L.P.
        .  Taco Cabana Multistate, Inc.
        .  Taco Cabana Atlanta, Inc.
        .  Colorado Cabana, Inc.
        .  T.C. Lease Holdings III, V and VI, Inc.
        .  Cabana Bevco, LLC
        .  TC Bevco Management, LLC
        .  TC Bevco Holdings, LLC
        .  TC Bevco, LLC
        .  Cabana Beverages, Inc.
        .  Two Pesos Liquor Corporation
        .  Rosa Beverages, Inc.

        The following supplemental financial information sets forth on a condensed consolidating basis, consolidating balance sheets, statements of operations and statements of cash flows for the Parent Company only, Guarantor Subsidiaries and for the Company as of December 1999 and 2000 and for the years ended December 31, 1998, 1999 and 2000.

                     CARROLS CORPORATION AND SUBSIDIARIES
                          CONSOLIDATING BALANCE SHEET
                               December 31, 1999

                                                         Parent
                                                        Company          Guarantor        Combined
                                                          Only         Subsidiaries        Total
                                                          ----         ------------        -----
                                        ASSETS

Current Assets:
    Cash and cash equivalents                        $    468,000     $   1,433,000     $  1,901,000
    Trade and other receivables                           677,000           110,000          787,000
    Inventories                                         3,823,000           388,000        4,211,000
    Prepaid rent                                        1,430,000           399,000        1,829,000
    Prepaid expenses and other current assets           1,302,000           327,000        1,629,000
    Refundable income taxes                               682,000                --          682,000
    Deferred income taxes                               6,475,000                --        6,475,000
                                                     ------------     -------------     ------------
Total current assets                                   14,857,000         2,657,000       17,514,000
                                                     ------------     -------------     ------------



Property and equipment, net                            96,236,000        26,577,000      122,813,000
Franchise rights, net                                 101,927,000                --      101,927,000
Intangible assets, net                                  6,754,000        60,791,000       67,545,000
Intercompany receivable (payable)                      83,248,000      (83,248,000)               --
Other assets                                            8,070,000         2,158,000       10,228,000
                                                     ------------     -------------     ------------
                                                     $311,092,000     $   8,935,000     $320,027,000
                                                     ============     =============     ============

                         LIABILITIES AND STOCKHOLDER'S EQUITY

Current Liabilities:
    Accounts payable                                 $ 16,280,000     $   3,065,000       19,345,000
    Accrued interest                                    1,920,000                --        1,920,000
    Accrued payroll, related taxes and benefits         5,930,000         1,337,000        7,267,000
    Other liabilities                                   4,970,000         1,332,000        6,302,000
    Current portion of long-term debt                   4,376,000                --        4,376,000
                                                     ------------     -------------     ------------
Total current liabilities                              33,476,000         5,734,000       39,210,000

Long-term debt, net of current portion                249,118,000                --      249,118,000
Deferred income, sale/leaseback of real estate          4,463,000                --        4,463,000
Accrued postretirement benefits                         1,913,000                --        1,913,000
Deferred income taxes                                   1,208,000                --        1,208,000
Other liabilities                                       6,306,000         2,758,000        9,064,000
                                                     ------------     -------------     ------------
Total liabilities                                     296,484,000         8,492,000      304,976,000

Commitments and contingencies

Stockholder's equity
    Common stock                                               10                --               10
    Additional paid-in-capital                         24,484,990                --       24,484,990
    Accumulated deficit                                (9,877,000)          443,000       (9,434,000)
                                                     ------------     -------------     ------------
Total stockholder's equity                             14,608,000           443,000       15,051,000
                                                     ------------     -------------     ------------
                                                     $311,092,000     $   8,935,000     $320,027,000
                                                     ============     =============     ============

                     CARROLS CORPORATION AND SUBSIDIARIES
                          CONSOLIDATING BALANCE SHEET
                               December 31, 2000

                                                                Parent
                                                               Company          Guarantor         Combined
                                                                 Only         Subsidiaries          Total
                                                                 ----         ------------          -----
                                        ASSETS

Current Assets:
     Cash and cash equivalents                              $     785,000     $   1,927,000    $   2,712,000
     Trade and other receivables                                  207,000         1,705,000        1,912,000
     Inventories                                                4,521,000         1,396,000        5,917,000
     Prepaid rent                                               1,200,000         1,084,000        2,284,000
     Prepaid expenses and other current assets                  1,311,000         2,811,000        4,122,000
     Refundable income taxes                                       91,000         2,514,000        2,605,000
     Deferred income taxes                                      5,984,000         2,467,000        8,451,000
                                                             ------------     -------------    -------------
Total current assets                                           14,099,000        13,904,000       28,003,000
                                                             ------------     -------------    -------------

Property and equipment, net                                   106,599,000        96,685,000      203,284,000
Franchise rights, net                                          98,931,000                --       98,931,000
Intangible assets, net                                          6,217,000       121,200,000      127,417,000
Intercompany receivable (payable)                             207,970,000      (207,970,000)              --
Deferred income taxes                                          (3,406,000)        9,812,000        6,406,000
Other assets                                                   10,275,000         2,596,000       12,871,000
                                                             ------------     -------------    -------------
                                                             $440,685,000     $  36,227,000    $ 476,912,000
                                                             ============     =============    =============

                         LIABILITIES AND STOCKHOLDER'S EQUITY

Current Liabilities:
    Accounts payable                                        $   8,883,000     $   4,486,000    $  13,369,000
    Accrued interest                                            2,247,000                --        2,247,000
    Accrued payroll, related taxes and benefits                 7,711,000         4,760,000       12,471,000
    Accrued acquisition costs                                   4,470,000         1,142,000        5,612,000
    Other liabilities                                           6,103,000         6,001,000       12,104,000
    Current portion of long-term debt                           7,902,000           241,000        8,143,000
                                                            -------------     -------------    -------------
Total current liabilities                                      37,316,000        16,630,000       53,946,000

Long-term debt, net of current portion                        361,538,000         1,457,000      362,995,000
Deferred income, sale/leaseback of real estate                  4,171,000                --        4,171,000
Accrued postretirement benefits                                 2,117,000                --        2,117,000
Other liabilities                                              20,934,000        13,730,000       34,664,000
                                                            -------------     -------------    -------------
Total liabilities                                             426,076,000        31,817,000      457,893,000

Commitments and contingencies

Stockholder's equity:
     Common stock                                                      10                --               10
     Additional paid-in-capital                                24,484,990                --       24,484,990
     Accumulated deficit                                       (9,876,000)        4,410,000       (5,466,000)
                                                            -------------     -------------    -------------
Total stockholder's equity                                     14,609,000         4,410,000       19,019,000
                                                            -------------     -------------    -------------
                                                            $ 440,685,000     $  36,227,000    $ 476,912,000
                                                            =============     =============    =============

                     CARROLS CORPORATION AND SUBSIDIARIES
                     CONSOLIDATING STATEMENT OF OPERATIONS
                         Year Ended December 31, 1998

                                                                    Parent
                                                                   Company             Guarantor       Combined
                                                                     Only             Subsidiaries      Total
                                                                     ----             ------------      -----
         Revenues:
             Restaurant sales                                     $ 381,042,000     $  35,148,000    $ 416,190,000
             Franchise royalty revenues and franchise fees                   --           395,000          395,000
                                                                  -------------     -------------    -------------

             Total revenues                                         381,042,000        35,543,000      416,585,000
                                                                  -------------     -------------    -------------
         Costs and expenses:
             Cost of sales                                          110,269,000        12,351,000      122,620,000
             Restaurant wages and related expenses                  113,456,000         8,276,000      121,732,000
             Other restaurant operating expenses                     77,995,000         4,715,000       82,710,000
             Advertising expense                                     17,372,000         1,243,000       18,615,000
             General and administrative                              16,995,000         2,224,000       19,219,000
             Depreciation and amortization                           18,237,000         1,768,000       20,005,000
                                                                  -------------     -------------    -------------

             Total operating expenses                               354,324,000        30,577,000      384,901,000
                                                                  -------------     -------------    -------------

         Income from operations                                      26,718,000         4,966,000       31,684,000
             Interest expense                                        21,181,000          (113,000)      21,068,000
             Intercompany allocations                                (3,437,000)        3,437,000               --
             Refinancing expense                                      1,639,000                --        1,639,000
                                                                  -------------     -------------    -------------

         Income before income taxes and extraordinary loss            7,335,000         1,642,000        8,977,000
         Provision for income taxes                                   2,114,000         2,733,000        4,847,000
                                                                  -------------     -------------    -------------

         Income before extraordinary loss                             5,221,000        (1,091,000)       4,130,000
         Extraordinary loss on extinguishment of debt,
             net of tax benefit                                       3,701,000                --        3,701,000
                                                                  -------------     -------------    -------------

         Net income                                               $   1,520,000     $  (1,091,000)   $     429,000
                                                                  =============     =============    =============

                     CARROLS CORPORATION AND SUBSIDIARIES
                     CONSOLIDATING STATEMENT OF OPERATIONS
                         Year Ended December 31, 1999

                                                                    Parent
                                                                   Company            Guarantor        Combined
                                                                     Only            Subsidiaries       Total
                                                                     ----            ------------       -----
         Revenues:
             Restaurant sales                                     $ 372,689,000     $  82,751,000    $ 455,440,000
             Franchise royalty revenues and franchise fees                   --         1,039,000        1,039,000
                                                                  -------------     -------------    -------------

             Total revenues                                         372,689,000        83,790,000      456,479,000
                                                                  -------------     -------------    -------------
         Costs and expenses:
             Cost of sales                                          108,489,000        28,790,000      137,279,000
             Restaurant wages and related expenses                  114,935,000        19,190,000      134,125,000
             Other restaurant operating expenses                     77,839,000        11,254,000       89,093,000
             Advertising expense                                     17,285,000         3,333,000       20,618,000
             General and administrative                              18,286,000         4,816,000       23,102,000
             Depreciation and amortization                           20,043,000         3,855,000       23,898,000
                                                                  -------------     -------------    -------------

             Total operating expenses                               356,877,000        71,238,000      428,115,000
                                                                  -------------     -------------    -------------

         Income from operations                                      15,812,000        12,552,000       28,364,000
             Interest expense                                        22,386,000                --       22,386,000
             Intercompany allocations                                (7,362,000)        7,362,000               --
                                                                  -------------     -------------    -------------

         Income before income taxes and extraordinary loss              788,000         5,190,000        5,978,000
         Provision for income taxes                                   1,810,000         2,016,000        3,826,000
                                                                  -------------     -------------    -------------

         Income before extraordinary loss                            (1,022,000)        3,174,000        2,152,000
         Extraordinary loss on extinguishment of debt,
             net of tax benefit                                       1,099,000                --        1,099,000
                                                                  -------------     -------------    -------------
         Net income                                               $  (2,121,000)    $   3,174,000    $   1,053,000
                                                                  =============     =============    =============

                     CARROLS CORPORATION AND SUBSIDIARIES
                     CONSOLIDATING STATEMENT OF OPERATIONS
                         Year Ended December 31, 2000

                                                                      Parent
                                                                     Company         Guarantor         Combined
                                                                       Only         Subsidiaries         Total
                                                                       ----         ------------         -----
         Revenues:
             Restaurant sales                                     $ 371,335,000     $  94,527,000    $ 465,862,000
             Franchise royalty revenues and franchise fees                   --         1,039,000        1,039,000
                                                                  -------------     -------------    -------------

             Total revenues                                         371,335,000        95,566,000      466,901,000
                                                                  -------------     -------------    -------------

         Costs and expenses:
             Cost of sales                                          101,520,000        31,126,000      132,646,000
             Restaurant wages and related expenses                  113,216,000        22,571,000      135,787,000
             Other restaurant operating expenses                     78,444,000        13,151,000       91,595,000
             Advertising expense                                     16,854,000         3,700,000       20,554,000
             General and administrative                              20,764,000         5,639,000       26,403,000
             Depreciation and amortization                           24,446,000         4,410,000       28,856,000
             Other income                                            (1,365,000)               --       (1,365,000)
                                                                  -------------     -------------    -------------

             Total operating expenses                               353,879,000        80,597,000      434,476,000
                                                                  -------------     -------------    -------------

         Income from operations                                      17,456,000        14,969,000       32,425,000
             Interest expense                                        23,666,000                --       23,666,000
             Intercompany allocations                                (6,950,000)        6,950,000               --
                                                                  -------------     -------------    -------------

         Income before income taxes and extraordinary loss              740,000         8,019,000        8,759,000
         Provision for income taxes                                     389,000         4,052,000        4,441,000
                                                                  -------------     -------------    -------------

         Income before extraordinary loss                               351,000         3,967,000        4,318,000
         Extraordinary loss on extinguishment of debt,
             net of tax benefit                                         350,000                --          350,000
                                                                  -------------     -------------    -------------

         Net income                                               $       1,000     $   3,967,000    $   3,968,000
                                                                  =============     =============    =============

                     CARROLS CORPORATION AND SUBSIDIARIES
                     CONSOLIDATING STATEMENT OF CASH FLOWS
                         Year Ended December 31, 1998

                                                                         Parent
                                                                        Company         Guarantor         Combined
                                                                          Only         Subsidiaries         Total
                                                                          ----         ------------         -----
Cash flows provided from operating activities:
    Net income                                                      $   1,520,000    $  (1,091,000)   $     429,000
    Adjustments to reconcile net income to net cash
        provided from operating activities:
     Loss (gain) on disposal of property and equipment                    (96,000)              --          (96,000)
     Depreciation and amortization                                     18,237,000        1,768,000       20,005,000
     Extraordinary loss on extinguishment of debt, net of tax           3,701,000               --        3,701,000
     Deferred income taxes                                                215,000          639,000          854,000
    Changes in operating assets and liabilities                       ( 5,492,000)      (3,872,000)      (1,620,000)
                                                                    -------------    -------------    -------------

Net cash provided from operating activities                            18,085,000        5,188,000       23,273,000
                                                                    -------------    -------------    -------------

Cash flow used for investing activities
    Capital expenditures:
     Purchase of Pollo Tropical, Inc., net of cash acquired           (94,632,000)              --      (94,632,000)
     New restaurant development                                        (9,154,000)      (4,143,000)     (13,297,000)
     Restaurant remodeling                                             (9,387,000)        (113,000)      (9,500,000)
     Corporate and restaurant information systems                      (4,246,000)              --       (4,246,000)
     Other capital expenditures                                        (6,151,000)        (101,000)      (6,252,000)
     Acquisition of Burger King restaurants                              (629,000)              --         (629,000)
    Payments received on notes and mortgages                              715,000               --          715,000
    Proceeds from dispositions of property and equipment                1,337,000               --        1,337,000
                                                                    -------------    -------------    -------------

Net cash used for investing activities                               (122,147,000)      (4,357,000)    (126,504,000)
                                                                    -------------    -------------    -------------

Cash flows provided from financing activities:
    Proceeds from long-term debt, net                                 245,000,000               --      245,000,000
    Principal payments and retirements of long-term obligations      (143,851,000)              --     (143,851,000)
    Proceeds from sale/leaseback transactions                          20,532,000               --       20,532,000
    Dividends paid                                                     (3,878,000)              --       (3,878,000)
    Financing costs associated with issuance of debt                   (5,408,000)              --       (5,408,000)
    Redemption premium on retirement of debt                           (4,639,000)              --       (4,639,000)
                                                                    -------------    -------------    -------------

Net cash provided from financing activities                           107,756,000               --      107,756,000
                                                                    -------------    -------------    -------------

Net increase (decrease) in cash and cash equivalents                    3,694,000         831,000         4,525,000
Cash and cash equivalents, beginning of year                            2,252,000               --        2,252,000
                                                                    -------------    -------------    -------------

Cash and cash equivalents, end of year                              $   5,946,000    $    831,000    $    6,777,000
                                                                    =============    =============    =============

                     CARROLS CORPORATION AND SUBSIDIARIES
                     CONSOLIDATING STATEMENT OF CASH FLOWS
                         Year Ended December 31, 1999

                                                                       Parent
                                                                       Company            Guarantor            Combined
                                                                        Only             Subsidiaries           Total
                                                                        ----             ------------           -----
Cash flows provided from operating activities:
  Net income                                                        $  (2,121,000)       $   3,174,000      $   1,053,000
  Adjustments to reconcile net income to net cash
    provided from operating activities:
   Loss (gain) on disposal of property and equipment                      102,000                   --            102,000
   Depreciation and amortization                                       20,043,000            3,855,000         23,898,000
   Extraordinary loss on extinguishment of debt, net of tax             1,099,000                   --          1,099,000
   Deferred income taxes                                               (1,482,000)           3,157,000          1,675,000
  Changes in operating assets and liabilities                           9,551,000              795,000         10,346,000
                                                                    -------------        -------------      -------------

Net cash provided from operating activities                            27,192,000           10,981,000         38,173,000
                                                                    -------------        -------------      -------------

Cash flow used for investing activities:
  Capital expenditures:
   New restaurant development                                          (9,194,000)          (4,891,000)       (14,085,000)
   Restaurant remodeling                                               (9,795,000)                  --         (9,795,000)
   Corporate and restaurant information systems                       (10,845,000)          (1,038,000)       (11,883,000)
   Other capital expenditures                                          (5,119,000)          (4,450,000)        (9,569,000)
   Acquisition of Burger King restaurants                              (3,833,000)                  --         (3,833,000)
  Proceeds from dispositions of property and equipment                    230,000                   --            230,000
                                                                    -------------        -------------      -------------

Net cash used for investing activities                                (38,556,000)         (10,379,000)       (48,935,000)
                                                                    -------------        -------------      -------------

Cash flows provided from financing activities:
  Principal payments and retirements of long-term obligations          (8,028,000)                  --         (8,028,000)
  Proceeds from sale/leaseback transactions                            14,800,000                   --         14,800,000
  Financing costs associated with issuance of debt                       (886,000)                  --           (886,000)
                                                                    -------------        -------------      -------------

Net cash provided from financing activities                             5,886,000                   --          5,886,000
                                                                    -------------        -------------      -------------

Net increase (decrease) in cash and cash equivalents                   (5,478,000)             602,000         (4,876,000)
Cash and cash equivalents, beginning of year                            5,946,000              831,000          6,777,000
                                                                    -------------        -------------      -------------

Cash and cash equivalents, end of year                              $     468,000        $   1,433,000      $   1,901,000
                                                                    =============        =============      =============

                     CARROLS CORPORATION AND SUBSIDIARIES
                     CONSOLIDATING STATEMENT OF CASH FLOWS
                         Year Ended December 31, 2000

                                                                      Parent
                                                                      Company            Guarantor              Combined
                                                                       Only             Subsidiaries             Total
                                                                       ----             ------------             -----
Cash flows provided from operating activities:
  Net income                                                       $        1,000       $  3,967,000        $    3,968,000
  Adjustments to reconcile net income to net cash
    provided from operating activities:
   Depreciation and amortization                                       24,446,000          4,410,000            28,856,000
   Extraordinary loss on extinguishment of debt, net of tax               350,000                 --               350,000
   Deferred income taxes                                                2,689,000            233,000             2,922,000
  Changes in operating assets and liabilities                          13,754,000           (130,000)           13,624,000
                                                                   --------------       ------------        --------------

Net cash provided from operating activities                            41,240,000          8,480,000            49,720,000
                                                                   --------------       ------------        --------------

Cash flow used for investing activities:
  Capital expenditures:
    Purchase of Taco Cabana, Inc. net of cash acquired               (154,668,000)                --          (154,668,000)
    New restaurant development                                         (4,610,000)        (6,718,000)          (11,328,000)
    Restaurant remodeling                                             (10,957,000)                --           (10,957,000)
    Corporate and restaurant information systems                       (5,266,000)          (397,000)           (5,663,000)
    Other capital expenditures                                         (7,338,000)          (871,000)           (8,209,000)
  Proceeds from dispositions of property and equipment                      7,000                 --                 7,000
                                                                   --------------       ------------        --------------

Net cash used for investing activities                               (182,832,000)        (7,986,000)         (190,818,000)
                                                                   --------------       ------------        --------------

Cash flows provided from financing activities:
    Proceeds from long-term debt, net                                 222,113,000                 --           222,113,000
    Principal payments and retirements of long-term obligations      (106,167,000)                --          (106,167,000)
    Proceeds from sale/leaseback transactions                          29,523,000                 --            29,523,000
    Financing costs associated with issuance of debt                   (3,560,000)                --            (3,560,000)
                                                                   --------------       ------------        --------------

Net cash provided from financing activities                           141,909,000                 --           141,909,000
                                                                   --------------       ------------        --------------

Net increase (decrease) in cash and cash equivalents                      317,000            494,000              811,000
Cash and cash equivalents, beginning of year                              468,000          1,433,000            1,901,000
                                                                   --------------       ------------        --------------

Cash and cash equivalents, end of year                             $      785,000       $  1,927,000       $     2,712,000
                                                                   ==============       ============        ==============

                     CARROLS CORPORATION AND SUBSIDIARIES
                SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS
                 Years Ended December 31, 2000, 1999 and 1998

Col. A                                                    Col. B           Col. C            Col. D          Col. E
------                                                    ------           ------            ------          ------
                                                        Balance at       Charged to                        Balance at
                                                         Beginning        Costs and                          End of
Description                                              of Period        Expenses         Deductions        Period
-----------                                              ---------        --------         ----------        ------
Year ended December 31, 2000:
   Reserve for doubtful trade accounts receivable        $   53,000       $  14,000        $  (43,000)(c)    $  130,000
                                                                            106,000(d)
   Reserve for note receivable (a)                          238,000              --                --           238,000
   Reserve for inventory(b)                                 293,000          42,000          (185,000)          150,000

Year ended December 31, 1999:
   Reserve for doubtful trade accounts receivable            93,000              --           (40,000)(c)        53,000
   Reserve for note receivable (a)                          238,000              --                --           238,000
   Reserve for inventory(b)                                  78,000         286,000           (71,000)          293,000

Year ended December 31, 1998:
   Reserve for doubtful trade accounts receivable           130,000          64,000(d)       (101,000)(c)        93,000
   Reserve for note receivable (a)                          238,000              --                --           238,000
   Reserve for inventory(b)                                  91,000         149,000          (162,000)           78,000


(a) Included in other assets.
(b) Included in inventory.
(c) Represents write-offs of accounts.
(d) Represents reserves acquired in the 1999 Pollo Tropical acquistion and the 2000 Taco Cabana acquistion.

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the second day of April, 2001.

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

                  Signature                                      Title                            Date
                  ---------                                      -----                            ----
               /s/ Alan Vituli                   Director, Chairman and Chief Executive      April 2, 2001
---------------------------------------------
                 Alan Vituli                     Officer (Principal Executive Officer)

           /s/ Daniel T. Accordino               Director, President and Chief Operating     April 2, 2001
---------------------------------------------
             Daniel T. Accordino                 Officer


          /s/ Benjamin D. Chereskin              Director                                    April 2, 2001
---------------------------------------------
            Benjamin D. Chereskin


             /s/ James M. Conlon                 Director                                    April 2, 2001
---------------------------------------------
               James M. Conlon


          /s/ David J. Mathies, Jr.              Director                                    April 2, 2001
---------------------------------------------
            David J. Mathies, Jr.


             /s/ Robin P. Selati                 Director                                    April 2, 2001
---------------------------------------------
               Robin P. Selati


           /s/ Clayton E. Wilhite                Director                                    April 2, 2001
---------------------------------------------
             Clayton E. Wilhite


            /s/ Paul R. Flanders                 Vice President - Finance and Treasurer      April 2, 2001
---------------------------------------------
              Paul R. Flanders                   (Principal Financial Officer and Principal
                                                 Accounting Officer)


           /s/ Timothy J. LaLonde                Vice President - Controller                 April 2, 2001
---------------------------------------------
             Timothy J. LaLonde