Form 10-Q
period 2001-03-31
CARROLS CORP
filed 2001-05-15
CIK 17927

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

       For the quarterly period ended March 31, 2001
                                       or
[ ] Transition report pursuant to section 13 or 15 (d) of the Securities Exchange Act of 1934


                             Commission File Number
                                     0-25629

                               CARROLS CORPORATION
             (Exact name of registrant as specified in its charter)

                 Delaware                                     16-0958146
    (State or other jurisdiction of                        (I.R.S. Employer
     incorporation or organization)                     Identification Number)

            968 James Street                                    13203
           Syracuse, New York                                 (Zip Code)
(Address of principal executive offices)

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


Common stock, par value $1.00, outstanding at May 11, 2000:  10 shares


================================================================================
================================================================================

                                     PART I



ITEM 1 - FINANCIAL INFORMATION

                      CARROLS CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                     March 31,             December 31,
ASSETS                                                                 2001                   2000
------                                                            -------------          --------------
                                                                   (unaudited)
Current assets:
   Cash and cash equivalents                                       $  1,195,000            $  2,712,000
   Trade and other receivables                                        1,639,000               1,912,000
   Inventories                                                        4,908,000               5,917,000
   Prepaid rent                                                       2,746,000               2,284,000
   Prepaid expenses and other current assets                          4,337,000               4,122,000
   Refundable income taxes                                            2,972,000               2,605,000
   Deferred income taxes                                              7,449,000               8,451,000
                                                                   ------------           -------------

          Total current assets                                       25,246,000              28,003,000

Property and equipment, at cost less accumulated
   depreciation of  $104,788,000 and $97,968,000,
   respectively                                                     206,480,000             203,284,000

Franchise rights, at cost less accumulated
   amortization of $39,715,000 and $38,539,000,
   respectively                                                      97,732,000              98,931,000

Intangible assets, at cost less accumulated
   amortization of $6,261,000 and $5,004,000,
   respectively                                                     126,169,000             127,417,000

Deferred income taxes                                                 9,095,000               6,406,000

Other assets                                                         12,518,000              12,871,000
                                                                   ------------           -------------

                                                                   $477,240,000           $ 476,912,000
                                                                   ============           =============

The accompanying notes are an integral part of these financial statements.

                      CARROLS CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (continued)


                                                                                March 31,             December 31,
LIABILITIES and STOCKHOLDER'S EQUITY                                              2001                    2000
------------------------------------                                          -------------           -------------
                                                                               (unaudited)
Current liabilities:
   Accounts payable                                                            $ 12,606,000            $ 13,369,000
   Accrued interest                                                               5,722,000               2,247,000
   Accrued payroll, related taxes and benefits                                   11,727,000              12,471,000
   Accrued acquisition costs                                                        519,000               5,612,000
   Other liabilities                                                             12,822,000              12,104,000
   Current portion of long-term debt                                              8,524,000               8,143,000
                                                                              -------------           -------------

          Total current liabilities                                              51,920,000              53,946,000

Long-term debt, net of current portion                                          368,822,000             362,995,000
Deferred income - sale/leaseback of real estate                                   4,098,000               4,171,000
Accrued postretirement benefits                                                   2,134,000               2,117,000
Other liabilities                                                                32,779,000              34,664,000
                                                                              -------------           -------------

          Total liabilities                                                     459,753,000             457,893,000

Stockholder's equity:
   Common stock, par value $1; authorized 1,000 shares,
     issued and outstanding - 10 shares                                                  10                      10
   Additional paid-in capital                                                    24,484,990              24,484,990
   Accumulated deficit                                                          (6,998,000)             (5,466,000)
                                                                              -------------           -------------
          Total stockholder's equity                                             17,487,000              19,019,000
                                                                              -------------           -------------

                                                                              $ 477,240,000           $ 476,912,000
                                                                              =============           =============

The accompanying notes are an integral part of these financial statements.

                      CARROLS CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                   THREE MONTHS ENDED MARCH 31, 2001 AND 2000



                                                                   2001               2000
                                                               -------------      ------------
                                                                         (unaudited)
Revenues:
   Restaurant sales                                            $ 154,731,000     $ 109,523,000
   Franchise fees and royalty revenues                               381,000           228,000
                                                               -------------      ------------
      Total revenues                                             155,112,000       109,751,000

Costs and expenses:
   Cost of sales                                                  45,449,000        31,412,000
   Restaurant wages and related expenses                          46,230,000        32,736,000
   Other restaurant operating expenses                            31,224,000        22,482,000
   Advertising expense                                             6,480,000         5,356,000
   General and administrative                                      9,457,000         6,176,000
   Depreciation and amortization                                  10,370,000         6,682,000
                                                               -------------      ------------
      Total operating expenses                                   149,210,000       104,844,000
                                                               -------------      ------------

Income from operations                                             5,902,000         4,907,000

   Interest expense                                                9,175,000         5,840,000
                                                               -------------      ------------

Loss before income taxes                                         (3,273,000)         (933,000)

   Income tax benefit                                            (1,741,000)         (420,000)
                                                               -------------      ------------

Net loss                                                       $ (1,532,000)      $  (513,000)
                                                               =============      ============

The accompanying notes are an integral part of these financial statements.

                      CARROLS CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                   THREE MONTHS ENDED MARCH 31, 2001 AND 2000


                                                                                   2001               2000
                                                                               ------------       ------------
                                                                                         (unaudited)
Cash flows provided from operating activities:
   Net loss                                                                   $ (1,532,000)       $  (513,000)
   Adjustments to reconcile net loss to net cash provided
      from operating activities:
         Depreciation and amortization                                           10,370,000          6,682,000
         Deferred income taxes                                                  (1,687,000)          (620,000)
         Change in operating assets and liabilities                             (4,169,000)          7,886,000
                                                                               ------------       ------------

          Net cash provided from operating activities                             2,982,000         13,435,000
                                                                               ------------       ------------

Cash flows used for investing activities:
   Capital expenditures:
      New restaurant development                                                (3,816,000)        (3,033,000)
      Restaurant remodeling                                                     (3,229,000)        (1,761,000)
      Corporate and restaurant information systems                                (215,000)        (2,254,000)
      Other capital expenditures                                                (3,458,000)        (1,053,000)
   Proceeds from sales of property and equipment                                     10,000              4,000
                                                                               ------------       ------------

          Net cash used for investing activities                               (10,708,000)        (8,097,000)
                                                                               ------------       ------------

Cash flows used for financing activities:
   Proceeds (payments) on revolving credit facility, net                          7,300,000        (4,000,000)
   Proceeds (payments) on other notes payable, net                                  787,000          (120,000)
   Principal payments on term loans                                             (1,750,000)        (1,000,000)
   Principal payments on capital leases                                           (128,000)           (69,000)
                                                                               ------------       ------------

          Net cash provided from (used for) financing activities                  6,209,000        (5,189,000)
                                                                               ------------       ------------

Increase (decrease) in cash and cash equivalents                                (1,517,000)            149,000

Cash and cash equivalents, beginning of period                                    2,712,000          1,901,000
                                                                               ------------       ------------

Cash and cash equivalents, end of period                                       $  1,195,000       $  2,050,000
                                                                               ============       ============

The accompanying notes are an integral part of these financial statements.

                     CARROLS CORPORATION AND SUBSIDIARIES
        NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


1.   Statement of Management
     -----------------------

     The accompanying unaudited consolidated financial statements for the three months ended March 31, 2001 and 2000 have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission and do not include all of the information and the footnotes required by accounting principles generally accepted in the United States of America for complete statements. In the opinion of management, all normal and recurring adjustments necessary for a fair presentation of such financial statements have been included. The accompanying condensed consolidated balance sheet as of December 31, 2000 has been derived from the audited consolidated balance sheet as of that date.

     The results of operations for the three months ended March 31, 2001 and 2000 are not necessarily indicative of the results to be expected for the full year.

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

     The condensed consolidated financial statements include the accounts of Carrols Corporation and its majority owned subsidiaries ("Carrols" or the "Company"). All material intercompany balances, transactions and profits have been eliminated.

     These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2000 contained in our 2000 Annual Report on Form 10-K. The December 31, 2000 balance sheet data is derived from these audited financial statements.

2.   Income Taxes
     ------------

     The income tax benefit for the three months ended March 31, 2001 and 2000 was comprised of the following:

                                    2001                 2000
                                ------------          ----------

          Current                 $ (54,000)           $ 200,000
          Deferred               (1,687,000)           (620,000)
                                ------------          ----------
                                $(1,741,000)          $(420,000)
                                ============          ==========

     For 2001 and 2000 the difference between the expected tax benefit, resulting from application of the federal statutory income tax rate to pretax income, and the reported income tax benefit result principally from state taxes and non-deductible amortization of certain franchise rights and certain other intangibles.

                     CARROLS CORPORATION AND SUBSIDIARIES
 NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)


3.   Business Segment Information
     ----------------------------

     The Company is engaged in the quick-service restaurant industry, with three restaurant concepts: Burger King operating as a franchisee, Pollo Tropical and Taco Cabana, both Company owned concepts. The Company's Burger King restaurants are all located in the United States, primarily in the Northeast, Southeast and Midwest. Pollo Tropical is a regional quick-service restaurant chain featuring grilled marinated chicken and authentic "made from scratch" side dishes. Pollo Tropical's restaurants are located in south and central Florida. Taco Cabana is a regional quick-service restaurant chain featuring Mexican style food, including flame-grilled beef and chicken fajitas, quesadillas and other Tex-Mex dishes. Taco Cabana's restaurants are located in Texas, Oklahoma and Arizona.

     Segment information as of and for the three months ended March 31, 2000 includes Burger King restaurants and Pollo Tropical but excludes Taco Cabana, Inc. which was acquired on December 19, 2000. For 2001, segment information includes Burger King, Pollo Tropical and Taco Cabana. The "Other" column includes corporate related items not allocated to reportable segments and for income from operations, principally corporate depreciation and amortization. Other identifiable assets consist primarily of franchise rights and intangible assets. Non-operating expense, comprised of interest expense, is a corporate related item and therefore has not been allocated to the reportable segments.

                                                         Burger      Pollo           Taco
                                                          King      Tropical        Cabana         Other     Consolidated
                                                          ----      --------        ------         -----     ------------
     Three Months Ended:                                                          ($ in 000's)
     -------------------
     March 31, 2001:
     Revenues                                             $88,239     $24,605     $ 42,268       $     --        $155,112
     Cost of sales                                         25,573       7,816       12,060             --          45,449
     Restaurant wages and related expenses                 28,266       5,745       12,219             --          46,230
     Depreciation and amortization                          5,686         590        1,895          2,199          10,370
     Income (loss) from operations                            288       4,244        3,569         (2,199)          5,902
     Capital expenditures, excluding acquisitions           5,591       1,591        3,040            496          10,718


     March 31, 2000:
     Revenues                                             $87,038     $22,713     $     --       $     --        $109,751
     Cost of sales                                         23,996       7,416           --             --          31,412
     Restaurant wages and related expenses                 27,776       4,960           --             --          32,736
     Depreciation and amortization                          5,140         500           --          1,042           6,682
     Income (loss) from operations                          1,611       4,338           --        (1,042)           4,907
     Capital expenditures, excluding acquisitions           5,596       2,079           --            426           8,101

     Identifiable Assets:

     At March 31, 2001                                   $207,704     $27,053     $ 68,054       $174,429        $477,240
     At December 31, 2000                                 208,533      26,198       67,035        175,146         476,912

                      CARROLS CORPORATION AND SUBSIDIARIES
 NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)


4.   Acquisition
     -----------

      On December 19, 2000, the Company acquired Taco Cabana, Inc. pursuant to an Agreement and Plan of Merger dated October 6, 2000. On December 18, 2000, Taco Cabana, Inc. shareholders approved the merger of Spur Acquisition Corp. (a wholly owned subsidiary of Carrols Corporation) with and into Taco Cabana, Inc. The total transaction was valued at approximately $154.7 million including the purchase of the 11.9 million outstanding common shares, employee stock options and the assumption of Taco Cabana's outstanding debt, which was approximately $43 million. The Taco Cabana acquisition has been accounted for by the purchase method of accounting. The excess purchase price over net assets acquired is included in intangible assets and is amortized over 20 years using the straight-line method. The Company entered into a new senior credit facility to finance the Taco Cabana acquisition.

      The following unaudited proforma results of operations for the three months ended March 31, 2000 assume this acquisition occurred as of the beginning of the period.

            Revenues                                             $149,458,000
                                                                 ============
            Cost of sales                                        $ 43,050,000
                                                                 ============
            Restaurant wages and related expenses                $ 43,781,000
                                                                 ============
            Depreciation and amortization                        $  9,777,000
                                                                 ============
            Income from operations                               $  8,025,000
                                                                 ============
            Net loss                                             $  (909,000)
                                                                 ============

      The preceding unaudited proforma financial information is not necessarily indicative of the operating results that would have occurred if the acquisition had been consummated as of the beginning of the period presented, nor are they necessarily indicative of future operating results. Subsequent to the acquisition, the Company sold 25 fee owned properties in a sale/leaseback transaction. The proceeds, which were $29.4 million and received in December 2000, were used to reduce the debt incurred for the acquisition. The proforma effects of that transaction have not been included in the proforma information above.

5.   Guarantor Financial Statements
     ------------------------------

      The $170 million senior subordinated notes of the Company are guaranteed by all of the Company's subsidiaries ("Guarantor Subsidiaries"), all of which are wholly owned by the Company. These subsidiaries are:

                     CARROLS CORPORATION AND SUBSIDIARIES
 NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)


               Carrols Realty Holdings
               Carrols Realty I Corp.
               Carrols Realty II Corp.
               Carrols J.G. Corp.
               Quanta Advertising Corp.
               Pollo Franchise, Inc.
               Pollo Operations, Inc.
               Taco Cabana, Inc.
               TP Acquisition Corp.
               T.C. Management, Inc.
               Taco Cabana Management, Inc.
               Get Real, Inc.
               Texas Taco Cabana, L.P.
               Taco Cabana Multistate, Inc.
               Taco Cabana Atlanta, Inc.
               Colorado Cabana, Inc.
               T.C. Lease Holdings III, V and VI, Inc.
               Cabana Bevco, LLC
               TC Bevco Management, LC
               TC Bevco Holdings, LLC
               TC Bevco, LLC
               Cabana Beverages, Inc.
               Two Pesos Liquor Corporation
               Rosa Beverages, Inc.

         The following supplemental financial information sets forth on a condensed consolidating basis, consolidating balance sheets, statements of operations and statements of cash flows for the Parent Company only, Guarantor Subsidiaries and for the Company as of March 2001 and December 2000 and for the three-month periods ended March 31, 2001 and 2000.

                      CARROLS CORPORATION AND SUBSIDIARIES
                           CONSOLIDATING BALANCE SHEET
                                 March 31, 2001
                                   (unaudited)

                                                                     Parent
                                                                    Company            Guarantor         Combined
                                                                      Only           Subsidiaries          Total
                                                                      ----           ------------          -----
                                                      ASSETS
     Current Assets:
         Cash and cash equivalents                               $   627,000        $     568,000     $  1,195,000
         Trade and other receivables                                 246,000            1,393,000        1,639,000
         Inventories                                               3,655,000            1,253,000        4,908,000
         Prepaid rent                                              1,650,000            1,096,000        2,746,000
         Prepaid expenses and other current assets                 1,310,000            3,027,000        4,337,000
         Refundable income taxes                                     458,000            2,514,000        2,972,000
         Deferred income taxes                                     5,984,000            1,465,000        7,449,000
                                                               -------------       --------------    -------------
     Total current assets                                         13,930,000           11,316,000       25,246,000
                                                               -------------       --------------    -------------

     Property and equipment, net                                 105,854,000          100,626,000      206,480,000
     Franchise rights, net                                        97,732,000                   --       97,732,000
     Intangible assets, net                                        1,488,000          124,681,000      126,169,000
     Investment in and advances to (from) subsidiaries           205,491,000        (205,491,000)               --
     Deferred income taxes                                         (717,000)            9,812,000        9,095,000
     Other assets                                                  9,953,000            2,565,000       12,518,000
                                                               -------------       --------------    -------------
                                                               $  433,731,00       $   43,509,000    $ 477,240,000
                                                               =============       ==============    =============


                                          LIABILITIES AND STOCKHOLDER'S EQUITY
     Current Liabilities:
         Accounts payable                                       $  7,979,000       $    4,627,000    $  12,606,000
         Accrued interest                                          5,722,000                   --        5,722,000
         Accrued payroll, related taxes and benefits               7,086,000            4,641,000       11,727,000
         Accrued acquisition costs                                   357,000              162,000          519,000
         Other liabilities                                         6,626,000            6,196,000       12,822,000
         Current portion of long-term debt                         8,277,000              247,000        8,524,000
                                                               -------------       --------------    -------------
     Total current liabilities                                    36,047,000           15,873,000       51,920,000

     Long-term debt, net of current portion                      367,430,000            1,392,000      368,822,000
     Deferred income, sale/leaseback of real estate                4,098,000                   --        4,098,000
     Accrued postretirement benefits                               2,134,000                   --        2,134,000
     Other liabilities                                            15,269,000           17,510,000       32,779,000
                                                               -------------       --------------    -------------
     Total liabilities                                           424,978,000           34,775,000      459,753,000

     Stockholder's equity                                          8,753,000            8,734,000       17,487,000
                                                               -------------       --------------    -------------

                                                               $ 433,731,000       $   43,509,000    $ 477,240,000
                                                               =============       ==============    =============



                      CARROLS CORPORATION AND SUBSIDIARIES
                           CONSOLIDATING BALANCE SHEET
                                December 31, 2000

                                                                        Parent
                                                                       Company         Guarantor        Combined
                                                                         Only        Subsidiaries         Total
                                                                         ----        ------------         -----
                                     ASSETS
      Current Assets:
          Cash and cash equivalents                               $     785,000     $   1,927,000    $   2,712,000
          Trade and other receivables                                   207,000         1,705,000        1,912,000
          Inventories                                                 4,521,000         1,396,000        5,917,000
          Prepaid rent                                                1,200,000         1,084,000        2,284,000
          Prepaid expenses and other current assets                   1,311,000         2,811,000        4,122,000
          Refundable income taxes                                        91,000         2,514,000        2,605,000
          Deferred income taxes                                       5,984,000         2,467,000        8,451,000
                                                                  -------------     -------------    -------------
      Total current assets                                           14,099,000        13,904,000       28,003,000
                                                                  -------------     -------------    -------------


      Property and equipment, net                                   104,809,000        98,475,000      203,284,000
      Franchise rights, net                                          98,931,000                --       98,931,000
      Intangible assets, net                                          1,503,000       125,914,000      127,417,000
      Investment in and advances to (from) subsidiaries             207,970,000     (207,970,000)               --
      Deferred income taxes                                         (3,406,000)         9,812,000        6,406,000
      Other assets                                                   10,275,000         2,596,000       12,871,000
                                                                  -------------     -------------    -------------
                                                                  $ 434,181,000     $  42,731,000    $ 476,912,000
                                                                  =============     =============    =============

                      LIABILITIES AND STOCKHOLDER'S EQUITY
      Current Liabilities:
          Accounts payable                                        $   8,883,000     $   4,486,000   $   13,369,000
          Accrued interest                                            2,247,000                --        2,247,000
          Accrued payroll, related taxes and benefits                 7,711,000         4,760,000       12,471,000
          Accrued acquisition costs                                   4,470,000         1,142,000        5,612,000
          Other liabilities                                           6,098,000         6,006,000       12,104,000
          Current portion of long-term debt                           7,902,000           241,000        8,143,000
                                                                  -------------     -------------    -------------
      Total current liabilities                                      37,311,000        16,635,000       53,946,000

      Long-term debt, net of current portion                        361,538,000         1,457,000      362,995,000
      Deferred income, sale/leaseback of real estate                  4,171,000                --        4,171,000
      Accrued postretirement benefits                                 2,117,000                --        2,117,000
      Other liabilities                                              16,220,000        18,444,000       34,664,000
                                                                  -------------     -------------    -------------
      Total liabilities                                             421,357,000        36,536,000      457,893,000

      Stockholder's equity                                           12,824,000         6,195,000       19,019,000
                                                                  -------------     -------------    -------------
                                                                  $ 434,181,000     $  42,731,000    $ 476,912,000
                                                                  =============     =============    =============

                      CARROLS CORPORATION AND SUBSIDIARIES
                      CONSOLIDATING STATEMENT OF OPERATIONS
                        Three Months Ended March 31, 2001
                                   (unaudited)

                                                                      Parent
                                                                     Company          Guarantor         Combined
                                                                       Only          Subsidiaries         Total
                                                                       ----          ------------         -----
         Revenues:
             Restaurant sales                                     $  88,239,000     $  66,492,000    $ 154,731,000
             Franchise royalty revenues and franchise fees                   --           381,000          381,000
                                                                 --------------      ------------    -------------

             Total revenues                                          88,239,000        66,873,000      155,112,000
                                                                 --------------      ------------    -------------
         Costs and expenses:
             Cost of sales                                           25,573,000        19,876,000       45,449,000
             Restaurant wages and related expenses                   28,266,000        17,964,000       46,230,000
             Other restaurant operating expenses                     19,779,000        11,445,000       31,224,000
             Advertising expense                                      3,458,000         3,022,000        6,480,000
             General and administrative                               5,187,000         4,270,000        9,457,000
             Depreciation and amortization                            6,444,000         3,926,000       10,370,000
                                                                 --------------      ------------    -------------

             Total operating expenses                                88,707,000        60,503,000      149,210,000
                                                                 --------------      ------------    -------------

         Income (loss) from operations                                (468,000)         6,370,000        5,902,000
             Interest expense                                         8,997,000           178,000        9,175,000
             Intercompany allocations                               (1,737,000)         1,737,000               --
                                                                 --------------      ------------    -------------

         Income (loss) before income taxes                          (7,728,000)         4,455,000      (3,273,000)
             Provision (benefit) for income taxes                   (3,668,000)         1,927,000      (1,741,000)
                                                                 --------------      ------------    -------------

         Net income (loss)                                       $  (4,060,000)      $  2,528,000    $ (1,532,000)
                                                                 ==============      ============    =============

                      CARROLS CORPORATION AND SUBSIDIARIES
                      CONSOLIDATING STATEMENT OF OPERATIONS
                        Three Months Ended March 31, 2000
                                   (unaudited)

                                                                      Parent
                                                                     Company          Guarantor         Combined
                                                                       Only          Subsidiaries         Total
                                                                       ----          ------------         -----
         Revenues:
             Restaurant sales                                     $  87,038,000     $  22,485,000    $ 109,523,000
             Franchise royalty revenues and franchise fees                   --           228,000          228,000
                                                                  -------------      ------------     ------------

             Total revenues                                          87,038,000        22,713,000      109,751,000
                                                                  -------------      ------------     ------------
         Costs and expenses:
             Cost of sales                                           23,996,000         7,416,000       31,412,000
             Restaurant wages and related expenses                   27,776,000         4,960,000       32,736,000
             Other restaurant operating expenses                     19,429,000         3,053,000       22,482,000
             Advertising expense                                      4,231,000         1,125,000        5,356,000
             General and administrative                               4,855,000         1,321,000        6,176,000
             Depreciation and amortization                            5,674,000         1,008,000        6,682,000
                                                                  -------------      ------------     ------------

             Total operating expenses                                85,961,000        18,883,000      104,844,000
                                                                  -------------      ------------     ------------

         Income from operations                                       1,077,000         3,830,000        4,907,000
             Interest expense                                         5,840,000                --        5,840,000
             Intercompany allocations                               (1,737,000)         1,737,000               --
                                                                  -------------      ------------     ------------

         Income (loss) before income taxes                          (3,026,000)         2,093,000        (933,000)
             Provision (benefit) for income taxes                   (1,361,000)           941,000        (420,000)
                                                                  -------------      ------------     ------------

         Net income (loss)                                        $ (1,665,000)      $  1,152,000     $  (513,000)
                                                                  =============      ============     ============

                      CARROLS CORPORATION AND SUBSIDIARIES
                      CONSOLIDATING STATEMENT OF CASH FLOWS
                        Three Months Ended March 31, 2001
                                   (unaudited)

                                                                        Parent
                                                                       Company          Guarantor         Combined
                                                                         Only         Subsidiaries          Total
                                                                         ----         ------------          -----
Cash flows provided from (used for) operating activities:
    Net income (loss)                                               $ (4,060,000)      $  2,528,000    $ (1,532,000)
    Adjustments to reconcile net income (loss) to net cash
        provided from (used for) operating activities:
         Depreciation and amortization                                  6,444,000         3,926,000       10,370,000
         Deferred income taxes                                        (2,689,000)         1,002,000      (1,687,000)
        Changes in operating assets and liabilities                     (300,000)       (3,869,000)      (4,169,000)
                                                                      -----------       -----------     ------------

Net cash provided from (used for) operating activities                  (605,000)         3,587,000        2,982,000
                                                                      -----------       -----------     ------------

Cash flow used for investing activities:
    Capital expenditures:
       New restaurant development                                       (212,000)       (3,604,000)      (3,816,000)
       Restaurant remodeling                                          (3,229,000)                --      (3,229,000)
       Corporate and restaurant information systems                     (137,000)          (78,000)        (215,000)
       Other capital expenditures                                     (2,252,000)       (1,206,000)      (3,458,000)
    Proceeds from dispositions of property and equipment                   10,000                --           10,000
                                                                      -----------       -----------     ------------

Net cash used for investing activities                                (5,820,000)       (4,888,000)     (10,708,000)
                                                                      -----------       -----------     ------------
Cash flows provided from (used for) financing activities:
    Proceeds (payments) on revolving credit facility, net               7,300,000                --        7,300,000
    Proceeds (payments) on other notes payable, net                       787,000                --          787,000
    Principal payments on term loans                                  (1,750,000)                --      (1,750,000)
    Principal payments on capital leases                                 (70,000)          (58,000)        (128,000)
                                                                      -----------       -----------     ------------

Net cash provided from (used for) financing activities                  6,267,000          (58,000)        6,209,000
                                                                      -----------       -----------     ------------

Net increase (decrease) in cash and cash equivalents                    (158,000)       (1,359,000)      (1,517,000)
Cash and cash equivalents, beginning of year                              785,000         1,927,000        2,712,000
                                                                      -----------       -----------     ------------

Cash and cash equivalents, end of year                                $   627,000       $   568,000     $  1,195,000
                                                                      ===========       ===========     ============

                      CARROLS CORPORATION AND SUBSIDIARIES
                      CONSOLIDATING STATEMENT OF CASH FLOWS
                        Three Months Ended March 31, 2000
                                   (unaudited)


                                                                        Parent
                                                                       Company         Guarantor          Combined
                                                                         Only         Subsidiaries          Total
                                                                         ----         ------------          -----
Cash flows provided from operating activities:
    Net income (loss)                                               $ (1,665,000)      $  1,152,000     $  (513,000)
    Adjustments to reconcile net income (loss) to net cash
        provided from operating activities:
         Depreciation and amortization                                  5,674,000         1,008,000        6,682,000
         Deferred income taxes                                          (620,000)                --        (620,000)
    Changes in operating assets and liabilities                         8,019,000         (133,000)        7,886,000
                                                                      -----------      ------------     ------------

Net cash provided from operating activities                            11,408,000         2,027,000       13,435,000
                                                                      -----------      ------------     ------------

Cash flow used for investing activities:
    Capital expenditures:
       New restaurant development                                     (1,314,000)       (1,719,000)      (3,033,000)
       Restaurant remodeling                                          (1,761,000)                --      (1,761,000)
       Corporate and restaurant information systems                   (2,042,000)         (212,000)      (2,254,000)
       Other capital expenditures                                       (898,000)         (155,000)      (1,053,000)
    Proceeds from dispositions of property and equipment                    4,000                --            4,000
                                                                      -----------      ------------     ------------

Net cash used for investing activities                                (6,011,000)       (2,086,000)      (8,097,000)
                                                                      -----------      ------------     ------------

Cash flows provided from financing activities:
    Proceeds (payments) on revolving credit facility, net             (4,000,000)                --      (4,000,000)
    Proceeds (payments) on other notes payable, net                     (120,000)                --        (120,000)
    Principal payments on term loans                                  (1,000,000)                --      (1,000,000)
    Principal payments on capital leases                                 (69,000)                --         (69,000)
                                                                      -----------      ------------     ------------

Net cash provided from financing activities                           (5,189,000)                --      (5,189,000)
                                                                      -----------      ------------     ------------

Net increase (decrease) in cash and cash equivalents                      208,000          (59,000)          149,000
Cash and cash equivalents, beginning of year                              468,000         1,433,000        1,901,000
                                                                      -----------      ------------     ------------


Cash and cash equivalents, end of year                                $   676,000      $  1,374,000     $  2,050,000
                                                                      ===========      ============     ============


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

Overview
--------

We are one of the largest restaurant companies in the U. S. operating more than 520 restaurants in 17 states. We are the second largest Burger King franchisee in the world and have operated Burger King restaurants since 1976. We have also expanded our restaurant operations during the past three years through the acquisition of Pollo Tropical, Inc. and Taco Cabana Inc., two regional quick-casual Hispanic restaurant chains.

As of March 31, 2001, we operated 354 Burger King restaurants located in 13 Northeastern, Midwestern and Southeastern states. We have increased through acquisition and construction the number of Burger King restaurants we operate by 53% since the end of 1996. Since March 31, 2000 we have opened four new Burger King restaurants and closed five under-performing Burger King restaurants.

In July 1998 we acquired Pollo Tropical Inc. Since the acquisition we have expanded this concept almost 40% by building 14 new restaurants. At March 31, 2001 we owned and operated 50 Pollo Tropical restaurants in Florida and franchised 24 Pollo Tropical restaurants, primarily in Puerto Rico. Since March 31, 2000, we have opened five new Pollo Tropical restaurants and reopened a Pollo Tropical restaurant that was closed due to a fire in the first quarter of 2000.

On December 19, 2000 we acquired Taco Cabana, Inc., a restaurant chain featuring Tex-Mex style food, for a total purchase price of approximately $154.7 million. At March 31, 2001 we owned and operated 120 Taco Cabana restaurants located in Texas, Oklahoma and Arizona and franchised ten Taco Cabana restaurants. We opened three new Taco Cabana restaurants in the first quarter of 2001.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
               OF OPERATIONS AND FINANCIAL CONDITION (continued)


Results of Operations
---------------------

Three Months Ended March 31, 2001 Compared to Three Months Ended March 31, 2000.

  The following table sets forth, for the three months ended March 31, 2001 and 2000, selected operating results as a percentage of restaurant sales:

                                                      2001           2000
                                                   -----------    -----------
Restaurant sales:
   Burger King                                         57.0%         79.5%
   Pollo Tropical                                      15.7%         20.5%
   Taco Cabana                                         27.3%            -
                                                      -----         -----
                                                      100.0%        100.0%
Costs and expenses:
   Cost of sales                                       29.3%         28.7%
   Restaurant wages and related expenses               29.9%         29.9%
   Other restaurant expenses including advertising     24.4%         25.4%
   General and administrative                           6.1%          5.6%
   Depreciation and amortization                        6.7%          6.1%
                                                      -----         -----

Income from restaurant operations                       3.6%          4.3%
                                                      =====         =====

Restaurant Sales
----------------

Total restaurant sales for the three months ended March 31, 2001 increased 41.3% to $154.7 million from $109.5 million in the first quarter of 2000 due primarily to the acquisition of Taco Cabana Inc. in the fourth quarter of 2000. Taco Cabana restaurant sales were $42.2 million in the first quarter of 2001. Burger King restaurant sales increased $1.2 million, or 1.4%, in the first quarter compared to 2000 including a 1.3% increase in sales at our comparable Burger King restaurants. Pollo Tropical sales increased $1.8 million, or 8.1%, in the first quarter of 2001 compared to 2000. This increase was due to the opening of five new restaurants in the twelve months ended March 31, 2001. Sales at comparable Pollo Tropical restaurants were essentially flat for the quarter, however this compared to a 5.1% increase in the first quarter of 2000.

Operating Costs and Expenses
----------------------------

Cost of sales (food and paper costs), as a percentage of total restaurant sales, were 29.3% for the first quarter of 2001 compared to 28.7% for the first quarter of 2000. Burger King cost of sales, as a percentage of Burger King restaurant sales, increased to 29.0% in the first quarter of 2001 from 27.6% in 2000. This increase was due primarily to higher promotional sales discounts combined with somewhat lower supplier rebates in the first quarter of 2001, offset in part by the effects of menu price increases in the second and third quarter of 2000.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
               OF OPERATIONS AND FINANCIAL CONDITION (continued)


Pollo Tropical cost of sales, as a percentage of Pollo Tropical restaurant sales, decreased to 32.2% in the first quarter of 2001 from 33.0% in 2000. This decrease was primarily due to lower chicken costs in the first quarter of 2001 partially offset by lower supplier rebates in 2001. The overall Company increase was partially offset by the inclusion of Taco Cabana in the first quarter of 2001. Cost of sales, as a percentage of restaurant sales, were 28.6% at our Taco Cabana restaurants in the first quarter of 2001 which caused our cost of sales, as a percentage of total restaurant sales, to decrease 0.3% from the first quarter of 2000.

Restaurant wages and related expenses, as a percentage of total restaurant sales, were 29.9% in both the first quarters of 2001 and 2000. Burger King restaurant wages and related expenses, as a percentage of Burger King restaurant sales, increased slightly from 31.9% in the first quarter of 2000 to 32.0% in 2001. A 3.2% increase in the average productive hourly labor rate from the end of first quarter of 2000 at our Burger King restaurants was substantially offset by the effects of menu price increases in 2000. Pollo Tropical restaurant wages and related expenses, as a percentage of Pollo Tropical restaurant sales, increased from 22.1% in the first quarter of 2000 to 23.6% in 2001. This increase was due primarily to increases in workers compensation costs and a 2.3% increase in the average productive hourly labor rate since the end of the first quarter of 2000. The increases for Burger King and Pollo Tropical were offset by the inclusion of Taco Cabana in the first quarter of 2001. Taco Cabana restaurant wages and related expenses were 29.0% of Taco Cabana restaurant sales in the first quarter of 2001 which caused restaurant wages and related expenses, as a percentage of total restaurant sales, to decrease 0.3% from the first quarter of 2000.

Other restaurant operating expenses, including advertising decreased to 24.4% of total restaurant sales in the first quarter of 2001 from 25.4% in the first quarter of 2000. Other restaurant operating expenses at our Burger King restaurants decreased to 26.3% of Burger King restaurant sales in the first quarter of 2001 from 27.2% in 2000 due to reductions in local advertising expenditures offset in part by increases in utility costs. Other restaurant operating expenses at our Pollo Tropical restaurants increased from 18.6% of Pollo Tropical restaurant sales in the first quarter of 2000 to 19.8% in 2001 due to increased advertising costs related to the timing of promotions and increased utility costs. Other restaurant operating expenses as a percentage of restaurant sales also decreased from the prior year by the inclusion of Taco Cabana in the first quarter of 2001. Other restaurant operating expenses for our Taco Cabana restaurants were 22.9% of Taco Cabana restaurant sales in the first quarter of 2001 which caused these expenses, as a percentage of total restaurant sales, to decrease 0.5% from the first quarter of 2000.

As a percentage of total restaurant sales, general and administrative expenses increased from 5.6% in the first quarter of 2000 to 6.1% in 2001. These expenses increased $3.3 million to $9.5 million in the first quarter of 2001 due primarily to administrative functions included as part of the December 2000 acquisition of Taco Cabana.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
               OF OPERATIONS AND FINANCIAL CONDITION (continued)


Earnings before interest, taxes, depreciation and amortization and non-cash extraordinary items ("EBITDA") was $16.3 million in the first quarter of 2001 compared to $11.6 million in the first quarter of 2000. As a percentage of total revenues, EBITDA margins decreased slightly to 10.5% in the first quarter of 2001 from 10.6% in the first quarter of 2000 as a result of the factors discussed above.

Depreciation and amortization increased $3.7 million in the first quarter of 2001 from the first quarter of 2000 due to the acquisition of Taco Cabana in the fourth quarter of 2000 and the Company's capital expenditures, excluding acquisitions, of $38.8 million since the end of the first quarter of 2000.

Interest expense increased $3.3 million to $9.2 million in the first quarter of 2001 due to the acquisition of Taco Cabana in the fourth quarter of 2000 for $154.7 million. The Company subsequently sold 25 fee owned properties for $29.4 million in a sale/leaseback transaction, and used the proceeds from the sale to reduce the debt incurred for the acquisition.

The benefit for income taxes in the first quarter of 2001 was derived using an estimated annual effective income tax rate for 2001 of 53.2%. This rate is higher than the Federal statutory tax rate of 35% due to state franchise taxes and non-deductible amortization of certain franchise rights and certain other intangible assets, including goodwill.

As a result of the foregoing, the net loss for the first quarter of 2001 was $1,532,000 as compared to a net loss of $513,000 in the first quarter of 2000.

Liquidity and Capital Resources
-------------------------------

We do not have significant receivables or inventory and receive trade credit based upon negotiated terms in purchasing food products and other supplies. We are able to operate with a substantial working capital deficit because:

 .  restaurant operations are conducted predominantly on a cash basis;
 . rapid turnover allows a limited investment in inventories; and . cash from sales is usually received before related accounts for food, supplies and payroll become due.

Our cash requirements arise primarily from:

 . the need to finance the opening and equipping of new restaurants; . ongoing capital reinvestment in our existing restaurants;
 .  the acquisition of restaurants; and
 .  for servicing our debt.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
               OF OPERATIONS AND FINANCIAL CONDITION (continued)


Our operations in the first quarter of 2001 generated $3.0 million in cash in 2001, compared with $13.4 million in 2000. In the first quarter of 2000 the Company received from Burger King Corporation $9.9 million, which represented the first installment of funds related to Burger King transformation initiatives.

Capital expenditures represent a major investment of cash for the Company, and excluding acquisitions, were $10.7 million and $8.1 million in the first quarter of 2001 and 2000, respectively. Expenditures for new restaurant development were $3.8 million and $3.0 million in the first quarter of 2001 and 2000, respectively.

In 2001, we anticipate total capital expenditures of approximately $50 million, excluding the cost of any acquisitions that we may make. These expenditures include approximately $22 million for the construction of new restaurants and related real estate applicable to our three restaurant concepts as follows: $8 million for Burger King, $9.5 million for Taco Cabana and $4.5 million for Pollo Tropical. Also included in 2001 capital expenditures is approximately $12 million for remodeling existing Burger King restaurants and approximately $6 million of expenditures related to Burger King transformation initiatives. These initiatives require franchisees to invest in certain upgrades to their restaurants, including signage, a new drive-thru package and improvements to the kitchen. In 2000 the Company received $19.8 million from a fund established by the Coca-Cola Company and Dr. Pepper/Seven-Up, Inc. to be used in connection with these transformation initiatives. Other anticipated restaurant level capital expenditures in 2001 for ongoing reinvestment in our three concepts total approximately $10 million, with approximately $5 million applicable to Burger King, $3 million for Taco Cabana and $2 million for Pollo Tropical.

At March 31, 2001, we had total indebtedness of $377.3 million comprised of $170.0 million of unsecured 9.5% Senior Subordinated Notes due 2008, total borrowings under our senior credit facility of $201.1 million and other debt of $6.2 million. Our senior credit facility provides for a $70 million term loan A facility, a $80 million term loan B facility and a $100 million revolving credit facility. At March 31, 2001, $148.3 million was outstanding under the term loan A and B facilities and $43.1 was available for borrowings under our revolving credit facility, after reserving $4.1 million for letters of credit guaranteed by the facility.

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

             Exhibit No.
             -----------

              4.4   First Supplement to Indenture dated as of December 19, 2000.

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

                                        CARROLS CORPORATION
                                        968 James Street
                                        Syracuse, New York 13203
                                        (Registrant)


Date:  May 15, 2001                     /s/
                                           -------------------------------------
                                                        (Signature)
                                        Alan Vituli
                                        Chairman and Chief Executive Officer



Date:  May 15, 2001                     /s/
                                           -------------------------------------
                                                        (Signature)
                                        Paul R. Flanders
                                        Vice President - Finance (Principal
                                        Financial Officer and Principal
                                        Accounting Officer)