Form 10-Q
period 2001-06-30
CARROLS CORP
filed 2001-08-15
CIK 17927

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q


[X] Quarterly report pursuant to section 13 or 15 (d) of the Securities Exchange Act of 1934

     For the  quarterly  period  ended June 30,  2001 or

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


Common stock, par value $1.00, outstanding at August 10, 2001:  10 shares

================================================================================

                                     PART I



ITEM 1 - FINANCIAL INFORMATION

                      CARROLS CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS



                                                            June 30,          December 31,
ASSETS                                                       2001                2000
------                                                   ------------        ------------
                                                         (unaudited)
Current assets:
   Cash and cash equivalents                             $  1,617,000        $  2,712,000
   Trade and other receivables                              1,599,000           1,912,000
   Inventories                                              4,618,000           5,917,000
   Prepaid rent                                             2,760,000           2,284,000
   Prepaid expenses and other current assets                4,051,000           4,122,000
   Refundable income taxes                                  1,279,000           2,605,000
   Deferred income taxes                                    5,984,000           8,451,000
                                                         ------------        ------------

          Total current assets                             21,908,000          28,003,000

Property and equipment, at cost less accumulated
   depreciation of  $111,974,000 and $97,968,000,
   respectively                                           208,966,000         203,284,000

Franchise rights, at cost less accumulated
   amortization of $40,925,000 and $38,539,000,
   respectively                                            97,127,000          98,931,000

Intangible assets, at cost less accumulated
   amortization of $7,531,000 and $5,004,000,
   respectively                                           124,946,000         127,417,000

Deferred income taxes                                       9,062,000           6,406,000

Other assets                                               12,333,000          12,871,000
                                                         ------------        ------------
Total assets                                             $474,342,000        $476,912,000
                                                         ============        ============

The accompanying notes are an integral part of these financial statements.

                      CARROLS CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (continued)



                                                                  June 30,            December 31,
LIABILITIES and STOCKHOLDER'S EQUITY                               2001                  2000
------------------------------------                           -------------         -------------
                                                                (unaudited)

Current liabilities:
   Accounts payable                                            $  13,250,000         $  13,369,000
   Accrued interest                                                1,626,000             2,247,000
   Accrued payroll, related taxes and benefits                    12,296,000            12,471,000
   Accrued acquisition costs                                         412,000             5,612,000
   Other liabilities                                              12,663,000            12,104,000
   Current portion of long-term debt                               8,906,000             8,143,000
                                                               -------------         -------------
          Total current liabilities                               49,153,000            53,946,000

Long-term debt, net of current portion                           367,559,000           362,995,000
Deferred income - sale/leaseback of real estate                    4,026,000             4,171,000
Accrued postretirement benefits                                    2,188,000             2,117,000
Other liabilities and deferred income                             32,073,000            34,664,000
                                                               -------------         -------------
          Total liabilities                                      454,999,000           457,893,000

Stockholder's equity:
   Common stock, par value $1; authorized 1,000 shares,
     issued and outstanding - 10 shares                                   10                    10
   Additional paid-in capital                                     24,484,990            24,484,990
   Accumulated deficit                                            (5,142,000)           (5,466,000)
                                                               -------------         -------------
          Total stockholder's equity                              19,343,000            19,019,000
                                                               -------------         -------------
Total liabilities and stockholder's equity                     $ 474,342,000         $ 476,912,000
                                                               =============         =============

The accompanying notes are an integral part of these financial statements.

                      CARROLS CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    THREE MONTHS ENDED JUNE 30, 2001 AND 2000



                                                    2001                    2000
                                                -------------         -------------
                                                            (unaudited)
Revenues:
   Restaurant sales                             $ 166,630,000         $ 119,851,000
   Franchise fees and royalty revenues                407,000               228,000
                                                -------------         -------------
          Total revenues                          167,037,000           120,079,000

Costs and expenses:
   Cost of sales                                   47,979,000            34,514,000
   Restaurant wages and related expenses           48,354,000            34,027,000
   Other restaurant operating expenses             31,818,000            22,397,000
   Advertising expense                              6,897,000             6,033,000
   General and administrative                       8,187,000             6,257,000
   Depreciation and amortization                   10,699,000             6,725,000
   Other income (Note 5)                                   --            (1,365,000)
                                                -------------         -------------
          Total operating expenses                153,934,000           108,588,000
                                                -------------         -------------

Income from operations                             13,103,000            11,491,000

   Interest expense                                 8,373,000             5,785,000
                                                -------------         -------------

Income before income taxes                          4,730,000             5,706,000

   Provision for income taxes                       2,874,000             2,570,000
                                                -------------         -------------

Net income                                      $   1,856,000         $   3,136,000
                                                =============         =============

The accompanying notes are an integral part of these financial statements.

                      CARROLS CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     SIX MONTHS ENDED JUNE 30, 2001 and 2000


                                                    2001                  2000
                                                -------------        -------------
                                                           (unaudited)
Revenues:
   Restaurant sales                             $ 321,361,000        $ 229,373,000
   Franchise fees and royalty revenues                788,000              456,000
                                                -------------        -------------

          Total revenues                          322,149,000          229,829,000

Costs and expenses:
   Cost of sales                                   93,428,000           65,926,000
   Restaurant wages and related expenses           94,584,000           66,763,000
   Other restaurant operating expenses             63,042,000           44,878,000
   Advertising expense                             13,377,000           11,388,000
   General and administrative                      17,644,000           12,432,000
   Depreciation and amortization                   21,069,000           13,407,000
   Other income (Note 5)                                   --           (1,365,000)
                                                -------------        -------------
          Total operating expenses                303,144,000          213,429,000
                                                -------------        -------------
Income from operations                             19,005,000           16,400,000

   Interest expense                                17,548,000           11,625,000
                                                -------------        -------------
Income before income taxes                          1,457,000            4,775,000

   Provision for income taxes                       1,133,000            2,152,000
                                                -------------        -------------
Net income                                      $     324,000        $   2,623,000
                                                =============        =============

The accompanying notes are an integral part of these financial statements.

                      CARROLS CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     SIX MONTHS ENDED JUNE 30, 2001 and 2000

                                                                                           2001                2000
                                                                                       ------------         ------------
                                                                                                 (unaudited)
Cash flows provided from operating activities:
   Net income                                                                          $    324,000         $  2,623,000
   Adjustments to reconcile net income to net cash provided
      from operating activities:
         Depreciation and amortization                                                   21,069,000           13,407,000
         Deferred income taxes                                                             (189,000)           1,500,000
         Change in operating assets and liabilities                                      (6,117,000)           2,726,000
                                                                                       ------------         ------------
          Net cash provided from operating activities                                    15,087,000           20,256,000
                                                                                       ------------         ------------
Cash flows used for investing activities:
  Capital expenditures:
      New restaurant development                                                         (7,023,000)          (4,136,000)
      Restaurant remodeling                                                              (6,473,000)          (5,659,000)
      Corporate and restaurant information systems                                         (533,000)          (3,659,000)
      Other capital expenditures                                                         (5,893,000)          (4,298,000)
      Acquisition of restaurants                                                         (1,612,000)                  --
   Proceeds from dispositions of property and equipment                                      24,000                6,000
                                                                                       ------------         ------------
          Net cash used for investing activities                                        (21,510,000)         (17,746,000)
                                                                                       ------------         ------------

Cash flows provided from (used for) financing activities:
   Proceeds (payments) on revolving credit facility, net                                  8,500,000             (700,000)
   Proceeds from other notes payable, net                                                   585,000            1,382,000
   Principal payments on term loans                                                      (3,500,000)          (2,000,000)
   Principal payments on capital leases                                                    (257,000)            (131,000)
                                                                                       ------------         ------------

          Net cash provided from (used for) financing activities                          5,328,000           (1,449,000)
                                                                                       ------------         ------------

Increase (decrease) in cash and cash equivalents                                         (1,095,000)           1,061,000

Cash and cash equivalents, beginning of period                                            2,712,000            1,901,000
                                                                                       ------------         ------------

Cash and cash equivalents, end of period                                               $  1,617,000         $  2,962,000
                                                                                       ============         ============


The accompanying notes are an integral part of these financial statements.

                      CARROLS CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1.   Statement of Management
     -----------------------

     The accompanying unaudited consolidated financial statements as of June 30, 2001 and 2000 and for the three and six months then ended have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission and do not include all of the information and the footnotes required by accounting principles generally accepted in the United States of America for complete statements. In the opinion of management, all normal and recurring adjustments necessary for a fair presentation of such financial statements have been included.

     The results of operations for the three and six months ended June 30, 2001 and 2000 are not necessarily indicative of the results to be expected for the full year.

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

     The consolidated financial statements include the accounts of Carrols Corporation and its majority owned subsidiaries ("Carrols" or the "Company"). All material intercompany balances, transactions and profits have been eliminated.

     These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2000 contained in our 2000 Annual Report on Form 10-K. The December 31, 2000 balance sheet data is derived from these audited financial statements.

2.   Income Taxes
     ------------

     The income tax provision for the six months ended June 30, 2001 and 2000 was comprised of the following:


                                    2001                2000
                                 ----------          ---------

            Current              $1,322,000          $ 652,000
            Deferred               (189,000)         1,500,000
                                 ----------          ---------
                                 $1,133,000         $2,152,000
                                 ----------          ---------

                      CARROLS CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)



     For 2001 and 2000 the difference between the expected tax provision, resulting from application of the federal statutory income tax rate to the pre-tax income, and the reported income tax provision result principally from state taxes and non-deductible amortization of franchise rights and certain other intangibles.

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

     Segment information as of and for the three month and six month period ended June 30, 2000 includes Burger King restaurants and Pollo Tropical but excludes Taco Cabana, Inc. which was acquired on December 19, 2000. For 2001, segment information includes Burger King, Pollo Tropical and Taco Cabana. The "Other" column includes corporate related items not allocated to reportable segments and for income from operations, principally corporate depreciation and amortization. Other identifiable assets consist primarily of franchise rights and intangible assets.

                      CARROLS CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)





                                       Burger King       Pollo            Taco
Three Months Ended:                    Restaurants      Tropical         Cabana          Other         Consolidated
-------------------                    -----------      --------         ------          -----         ------------
                                                                     ($ in 000's)
June 30, 2001:
Revenues                               $ 95,948        $ 25,203        $ 45,886        $     --         $167,037
Cost of sales                            26,569           8,086          13,324              --           47,979
Restaurant wages and related
  expenses                               29,442           5,868          13,044              --           48,354
Depreciation and amortization             5,879             669           1,923           2,228           10,699
Income (loss) from operations             5,348           5,068           4,915          (2,228)          13,103
Capital expenditures, excluding
  acquisitions                            5,770           1,135           1,749             550            9,204

June 30, 2000:
Revenues                               $ 97,532        $ 22,547        $     --        $     --         $120,079
Cost of sales                            27,037           7,477              --              --           34,514
Restaurant wages and related
  expenses                               28,746           5,281              --              --           34,027
Depreciation and amortization             3,877             506              --           2,342            6,725
Income (loss) from operations            10,111           3,722              --          (2,342)          11,491
Capital expenditures, excluding
  acquisitions                            8,609             860              --             182            9,651


                                       Burger King       Pollo            Taco
Six Months Ended:                      Restaurants      Tropical         Cabana          Other         Consolidated
-----------------                      -----------      --------         ------          -----         ------------
                                                                     ($ in 000's)
June 30, 2001:
Revenues                               $184,187        $ 49,808        $ 88,154        $     --         $322,149
Cost of sales                            52,142          15,902          25,384              --           93,428
Restaurant wages and related
  expenses                               57,708          11,613          25,263              --           94,584
Depreciation and amortization            11,565           1,259           3,818           4,427           21,069
Income (loss) from operations             5,636           9,312           8,484          (4,427)          19,005
Capital expenditures, excluding
  acquisitions                           11,361           2,726           4,789           1,046           19,922

                      CARROLS CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


                                       Burger King         Pollo              Taco
Six Months Ended: (continued):         Restaurants        Tropical           Cabana          Other         Consolidated
------------------------------         -----------        --------           ------          -----         ------------
                                                                          ($ in 000's)
June  30, 2000:
Revenues                               $ 184,569        $  45,260         $     --         $     --         $ 229,829
Cost of sales                             51,033           14,893               --               --            65,926
Restaurant wages and related
  expenses                                56,522           10,241               --               --            66,763
Depreciation and amortization              7,713            1,006               --            4,688            13,407
Income (loss) from operations             13,027            8,061               --           (4,688)           16,400
Capital expenditures, excluding
  acquisitions                            14,205            2,935               --              612            17,752

Identifiable Assets:
--------------------

At June 30, 2001                       $ 209,165        $  27,515         $ 67,872         $169,790         $ 474,342
At December 31, 2000                     208,533           26,198           67,035          175,146           476,912


4.   Acquisitions
     ------------

     On December 19, 2000, the Company acquired Taco Cabana, Inc. pursuant to an Agreement and Plan of Merger dated October 6, 2000. On December 18, 2000, Taco Cabana, Inc. shareholders approved the merger of Spur Acquisition Corp. (a wholly owned subsidiary of Carrols Corporation) with and into Taco Cabana, Inc. The total transaction was valued at approximately $154.7 million including the purchase of the 11.9 million outstanding common shares, employee stock options and the assumption of Taco Cabana's outstanding debt, which was approximately $43 million. The Taco Cabana acquisition has been accounted for by the purchase method of accounting. The excess purchase price over net assets acquired is included in intangible assets and is amortized over 20 years using the straight-line method. See Note 6 on New Accounting Pronouncements. The Company entered into a new senior credit facility to finance the Taco Cabana acquisition.

                      CARROLS CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


     The following unaudited proforma results of operations for the six months ended June 30, 2000 assume this acquisition occurred as of the beginning of the period.

                    Revenues                                    $ 313,329,000
                                                                =============
                    Cost of sales                               $  90,792,000
                                                                =============
                    Restaurant wages and related expenses       $  90,073,000
                                                                =============
                    Depreciation and amortization               $  19,653,000
                                                                =============
                    Income from operations                      $  23,596,000
                                                                =============
                    Net Income                                  $   1,341,000
                                                                =============


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

6.   New Accounting Pronouncements
     -----------------------------

     In June 2001, the Financial Accounting Standards Board approved Statements of Financial Accounting Standards No. 141 "Business Combinations" ("SFAS 141") and No. 142 "Goodwill and Other Intangible Assets" ("SFAS 142") which are effective July 1, 2001 and January 1, 2002, respectively, for the Company. SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Under SFAS 142, amortization of goodwill, including goodwill recorded in past business combinations, will discontinue upon adoption of this standard. In addition, goodwill recorded as a result of business combinations completed during the six-month period ending December 31, 2001 will not be amortized. All goodwill and intangible assets will be tested for impairment in accordance with the provisions of the Statement. The Company is currently reviewing the provisions of SFAS 141 and SFAS 142 and assessing the impact of adoption.

                      CARROLS CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


7.   Guarantor Financial Statements
     ------------------------------

     The $170 million senior subordinated notes of the Company are guaranteed by the following subsidiaries of the Company ("Guarantor Subsidiaries"), all of which are wholly owned. These subsidiaries are:


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

     The following supplemental financial information sets forth on a condensed consolidating basis, consolidating balance sheets, statements of operations and statements of cash flows for the Parent Company only, Guarantor Subsidiaries and for the Company as of June 2001 and December 2000 and for the three-month and six-month periods ended June 30, 2001 and 2000. Debt and goodwill allocated to subsidiaries are presented on an accounting "push-down" basis.

                      CARROLS CORPORATION AND SUBSIDIARIES
                           CONSOLIDATING BALANCE SHEET
                                  June 30, 2001
                                   (unaudited)

                                                            Parent               Guarantor             Combined
                                                         Company Only          Subsidiaries              Total
                                                         -------------         -------------         -------------
                               ASSETS
Current Assets:
    Cash and cash equivalents                            $   1,226,000         $     391,000         $   1,617,000
    Trade and other receivables                                216,000             1,383,000             1,599,000
    Inventories                                              3,374,000             1,244,000             4,618,000
    Prepaid rent                                             1,660,000             1,100,000             2,760,000
    Prepaid expenses and other current assets                1,273,000             2,778,000             4,051,000
    Refundable income taxes                                   (555,000)            1,834,000             1,279,000
    Deferred income taxes                                    5,984,000                    --             5,984,000
                                                         -------------         -------------         -------------
Total current assets                                        13,178,000             8,730,000            21,908,000

Property and equipment, net                                109,230,000            99,736,000           208,966,000
Franchise rights, net                                       97,127,000                    --            97,127,000
Intangible assets, net                                       1,470,000           123,476,000           124,946,000
Investment in and advances to (from) subsidiaries          199,439,000          (199,439,000)                   --
Deferred income taxes                                         (632,000)            9,694,000             9,062,000
Other assets                                                 9,551,000             2,782,000            12,333,000
                                                         -------------         -------------         -------------
                                                         $ 429,363,000         $  44,979,000         $ 474,342,000
                                                         =============         =============         =============

                LIABILITIES AND STOCKHOLDER'S EQUITY
Current Liabilities:
    Accounts payable                                     $   8,379,000         $   4,871,000         $  13,250,000
    Accrued interest                                         1,626,000                    --             1,626,000
    Accrued payroll, related taxes and benefits              7,725,000             4,571,000            12,296,000
    Accrued acquisition costs                                  345,000                67,000               412,000
    Other liabilities                                        6,942,000             5,721,000            12,663,000
    Current portion of long-term debt                        8,652,000               254,000             8,906,000
                                                         -------------         -------------         -------------
Total current liabilities                                   33,669,000            15,484,000            49,153,000

Long-term debt, net of current portion                     366,233,000             1,326,000           367,559,000
Deferred income, sale/leaseback of real estate               4,026,000                    --             4,026,000
Accrued postretirement benefits                              2,188,000                    --             2,188,000
Other liabilities                                           14,649,000            17,424,000            32,073,000
                                                         -------------         -------------         -------------
Total liabilities                                          420,765,000            34,234,000           454,999,000

Stockholders equity                                          8,598,000            10,745,000            19,343,000
                                                         -------------         -------------         -------------
                                                         $ 429,363,000         $  44,979,000         $ 474,342,000
                                                         =============         =============         =============

                      CARROLS CORPORATION AND SUBSIDIARIES
                           CONSOLIDATING BALANCE SHEET
                                December 31, 2000


                                                          Parent               Guarantor             Combined
                                                       Company Only          Subsidiaries              Total
                                                       -------------         -------------         -------------
                          ASSETS
Current Assets:
    Cash and cash equivalents                          $     785,000         $   1,927,000         $   2,712,000
    Trade and other receivables                              207,000             1,705,000             1,912,000
    Inventories                                            4,521,000             1,396,000             5,917,000
    Prepaid rent                                           1,200,000             1,084,000             2,284,000
    Prepaid expenses and other current assets              1,311,000             2,811,000             4,122,000
    Refundable income taxes                                   91,000             2,514,000             2,605,000
    Deferred income taxes                                  5,984,000             2,467,000             8,451,000
                                                       -------------         -------------         -------------
Total current assets                                      14,099,000            13,904,000            28,003,000
                                                       -------------         -------------         -------------

Property and equipment, net                              105,704,000            97,580,000           203,284,000
Franchise rights, net                                     98,931,000                    --            98,931,000
Intangible assets, net                                     1,503,000           125,914,000           127,417,000
Investment in and advances to (from) subsidiaries        208,860,000          (208,860,000)                   --
Deferred income taxes                                     (3,406,000)            9,812,000             6,406,000
Other assets                                              10,275,000             2,596,000            12,871,000
                                                       -------------         -------------         -------------
                                                       $ 435,966,000         $  40,946,000         $ 476,912,000
                                                       =============         =============         =============

          LIABILITIES AND STOCKHOLDER'S EQUITY
Current Liabilities:
    Accounts payable                                   $   8,883,000         $   4,486,000         $  13,369,000
    Accrued interest                                       2,247,000                    --             2,247,000
    Accrued payroll, related taxes and benefits            7,711,000             4,760,000            12,471,000
    Accrued acquisition costs                              4,470,000             1,142,000             5,612,000
    Other liabilities                                      6,098,000             6,006,000            12,104,000
    Current portion of long-term debt                      7,902,000               241,000             8,143,000
                                                       -------------         -------------         -------------
Total current liabilities                                 37,311,000            16,635,000            53,946,000

Long-term debt, net of current portion                   361,538,000             1,457,000           362,995,000
Deferred income, sale/leaseback of real estate             4,171,000                    --             4,171,000
Accrued postretirement benefits                            2,117,000                    --             2,117,000
Other liabilities                                         16,220,000            18,444,000            34,664,000
                                                       -------------         -------------         -------------
Total liabilities                                        421,357,000            36,536,000           457,893,000

Stockholder's equity                                      14,609,000             4,410,000            19,019,000
                                                       -------------         -------------         -------------
                                                       $ 435,966,000         $  40,946,000         $ 476,912,000
                                                       =============         =============         =============

                      CARROLS CORPORATION AND SUBSIDIARIES
                      CONSOLIDATING STATEMENT OF OPERATIONS
                        Three Months Ended June 30, 2001
                                   (unaudited)


                                                            Parent             Guarantor            Combined
                                                         Company Only         Subsidiaries            Total
                                                         ------------         ------------        ------------
Revenues:
    Restaurant sales                                     $ 95,948,000         $ 70,682,000        $166,630,000
    Franchise fees and royalty revenues                            --              407,000             407,000
                                                         ------------         ------------        ------------
    Total revenues                                         95,948,000           71,089,000         167,037,000


Costs and expenses:
    Cost of sales                                          26,570,000           21,409,000          47,979,000
    Restaurant wages and related expenses                  29,442,000           18,912,000          48,354,000
    Other restaurant operating expenses                    19,962,000           11,856,000          31,818,000
    Advertising expense                                     4,121,000            2,776,000           6,897,000
    General and administrative                              4,629,000            3,558,000           8,187,000
    Depreciation and amortization                           6,643,000            4,056,000          10,699,000
                                                         ------------         ------------        ------------

    Total operating expenses                               91,367,000           62,567,000         153,934,000
                                                         ------------         ------------        ------------

Income from operations                                      4,581,000            8,522,000          13,103,000
    Interest expense                                        8,274,000               99,000           8,373,000
    Intercompany allocations                               (1,737,000)           1,737,000                  --
                                                         ------------         ------------        ------------

Income (loss) before income taxes                          (1,956,000)           6,686,000           4,730,000
    Provision (benefit) for income taxes                       (5,000)           2,879,000           2,874,000
                                                         ------------         ------------        ------------

Net income (loss)                                        $ (1,951,000)        $  3,807,000        $  1,856,000
                                                         ============         ============        ============

                      CARROLS CORPORATION AND SUBSIDIARIES
                      CONSOLIDATING STATEMENT OF OPERATIONS
                        Three Months Ended June 30, 2000
                                   (unaudited)


                                                             Parent              Guarantor            Combined
                                                          Company Only          Subsidiaries            Total
                                                         -------------         -------------        -------------
Revenues:
    Restaurant sales                                     $  97,532,000         $  22,319,000        $ 119,851,000
    Franchise fees and royalty revenues                             --               228,000              228,000
                                                         -------------         -------------        -------------

    Total revenues                                          97,532,000            22,547,000          120,079,000

Costs and expenses:
    Cost of sales                                           27,037,000             7,477,000           34,514,000
    Restaurant wages and related expenses                   28,746,000             5,281,000           34,027,000
    Other restaurant operating expenses                     19,270,000             3,127,000           22,397,000
    Advertising expense                                      4,932,000             1,101,000            6,033,000
    General and administrative                               4,925,000             1,332,000            6,257,000
    Depreciation and amortization                            5,740,000               985,000            6,725,000
    Other income                                            (1,365,000)                   --           (1,365,000)
                                                         -------------         -------------        -------------

    Total operating expenses                                89,285,000            19,303,000          108,588,000
                                                         -------------         -------------        -------------

Income from operations                                       8,247,000             3,244,000           11,491,000
    Interest expense                                         5,785,000                    --            5,785,000
    Intercompany allocations                                (1,737,000)            1,737,000                   --
                                                         -------------         -------------        -------------

Income before income taxes                                   4,199,000             1,507,000            5,706,000
    Provision for income taxes                               1,892,000               678,000            2,570,000
                                                         -------------         -------------        -------------

Net income                                               $   2,307,000         $     829,000        $   3,136,000
                                                         =============         =============        =============

                      CARROLS CORPORATION AND SUBSIDIARIES
                      CONSOLIDATING STATEMENT OF OPERATIONS
                         Six Months Ended June 30, 2001
                                   (unaudited)


                                                            Parent               Guarantor            Combined
                                                         Company Only           Subsidiaries            Total
                                                         -------------         -------------        -------------
Revenues:
    Restaurant sales                                     $ 184,187,000         $ 137,174,000        $ 321,361,000
    Franchise fees and royalty revenues                             --               788,000              788,000
                                                         -------------         -------------        -------------
    Total revenues                                         184,187,000           137,962,000          322,149,000

Costs and expenses:
    Cost of sales                                           52,142,000            41,286,000           93,428,000
    Restaurant wages and related expenses                   57,708,000            36,876,000           94,584,000
    Other restaurant operating expenses                     39,742,000            23,300,000           63,042,000
    Advertising expense                                      7,578,000             5,799,000           13,377,000
    General and administrative                               9,816,000             7,828,000           17,644,000
    Depreciation and amortization                           13,088,000             7,981,000           21,069,000
                                                         -------------         -------------        -------------
    Total operating expenses                               180,074,000           123,070,000          303,144,000
                                                         -------------         -------------        -------------

Income from operations                                       4,113,000            14,892,000           19,005,000
    Interest expense                                        17,271,000               277,000           17,548,000
    Intercompany allocations                                (3,474,000)            3,474,000                   --
                                                         -------------         -------------        -------------

Income (loss) before income taxes                           (9,684,000)           11,141,000            1,457,000
    Provision (benefit) for income taxes                    (3,673,000)            4,806,000            1,133,000
                                                         -------------         -------------        -------------

Net income (loss)                                        $  (6,011,000)        $   6,335,000        $     324,000
                                                         =============         =============        =============

                      CARROLS CORPORATION AND SUBSIDIARIES
                      CONSOLIDATING STATEMENT OF OPERATIONS
                         Six Months Ended June 30, 2000
                                   (unaudited)


                                                            Parent              Guarantor             Combined
                                                         Company Only          Subsidiaries             Total
                                                         -------------         -------------        -------------
Revenues:
    Restaurant sales                                     $ 184,569,000         $  44,804,000        $ 229,373,000
    Franchise fees and royalty revenues                             --               456,000              456,000
                                                         -------------         -------------        -------------
    Total revenues                                         184,569,000            45,260,000          229,829,000

Costs and expenses:
    Cost of sales                                           51,033,000            14,893,000           65,926,000
    Restaurant wages and related expenses                   56,522,000            10,241,000           66,763,000
    Other restaurant operating expenses                     38,698,000             6,180,000           44,878,000
    Advertising expense                                      9,162,000             2,226,000           11,388,000
    General and administrative                               9,779,000             2,653,000           12,432,000
    Depreciation and amortization                           11,414,000             1,993,000           13,407,000
    Other income                                            (1,365,000)                   --           (1,365,000)
                                                         -------------         -------------        -------------

    Total operating expenses                               175,243,000            38,186,000          213,429,000
                                                         -------------         -------------        -------------

Income from operations                                       9,326,000             7,074,000           16,400,000
    Interest expense                                        11,625,000                    --           11,625,000
    Intercompany allocations                                (3,474,000)            3,474,000                   --
                                                         -------------         -------------        -------------

Income before income taxes                                   1,175,000             3,600,000            4,775,000
    Provision for income taxes                                 533,000             1,619,000            2,152,000
                                                         -------------         -------------        -------------

Net income                                               $     642,000         $   1,981,000        $   2,623,000
                                                         =============         =============        =============

                      CARROLS CORPORATION AND SUBSIDIARIES
                      CONSOLIDATING STATEMENT OF CASH FLOWS
                         Six Months Ended June 30, 2001
                                   (unaudited)


                                                                     Parent              Guarantor            Combined
                                                                  Company Only          Subsidiaries            Total
                                                                  -------------         ------------         ------------
Cash flows provided from operating activities:
    Net income (loss)                                              $ (6,011,000)        $  6,335,000         $    324,000
    Adjustments to reconcile net income (loss) to net cash
        provided by operating activities:
        Depreciation and amortization                                13,088,000            7,981,000           21,069,000
        Deferred income taxes                                        (2,774,000)           2,585,000             (189,000)
        Changes in operating assets and liabilities                   4,275,000          (10,392,000)          (6,117,000)
                                                                   ------------         ------------         ------------

Net cash provided from operating activities                           8,578,000            6,509,000           15,087,000
                                                                   ------------         ------------         ------------

Cash flow used for investing activities:
    Capital expenditures:
       New restaurant development                                    (1,462,000)          (5,561,000)          (7,023,000)
       Restaurant remodeling                                         (6,473,000)                  --           (6,473,000)
       Corporate and restaurant information systems                    (404,000)            (129,000)            (533,000)
       Other capital expenditures                                    (3,652,000)          (2,241,000)          (5,893,000)
       Acquisition of restaurants                                    (1,612,000)                  --           (1,612,000)
    Proceeds from dispositions of property and equipment                 21,000                3,000               24,000
                                                                   ------------         ------------         ------------

Net cash used for investing activities                              (13,582,000)          (7,928,000)         (21,510,000)
                                                                   ------------         ------------         ------------

Cash flows provided from (used for) financing activities:
    Proceeds from revolving credit facility, net                      8,500,000                   --            8,500,000
    Proceeds from other notes payable, net                              585,000                   --              585,000
    Principal payments on term loans                                 (3,500,000)                  --           (3,500,000)
    Principal payments on capital leases                               (140,000)            (117,000)            (257,000)
                                                                   ------------         ------------         ------------

Net cash provided from (used for) financing activities                5,445,000             (117,000)           5,328,000
                                                                   ------------         ------------         ------------

Net increase (decrease) in cash and cash equivalents                    441,000           (1,536,000)          (1,095,000)
Cash and cash equivalents, beginning of year                            785,000            1,927,000            2,712,000
                                                                   ------------         ------------         ------------

Cash and cash equivalents, end of year                             $  1,226,000         $    391,000         $  1,617,000
                                                                   ============         ============         ============

                      CARROLS CORPORATION AND SUBSIDIARIES
                     CONSOLIDATING STATEMENT OF CASH FLOWS
                         Six Months Ended June 30, 2000
                                  (unaudited)



                                                                            Parent              Guarantor            Combined
                                                                         Company Only         Subsidiaries             Total
                                                                         ------------         ------------         ------------
Cash flows provided from operating activities:
    Net income                                                           $    642,000         $  1,981,000         $  2,623,000
    Adjustments to reconcile net income to net cash
        provided from operating activities:
         Depreciation and amortization                                     11,414,000            1,993,000           13,407,000
         Deferred income taxes                                              1,500,000                   --            1,500,000
    Changes in operating assets and liabilities                             3,803,000           (1,077,000)           2,726,000
                                                                         ------------         ------------         ------------

Net cash provided from operating activities                                17,359,000            2,897,000           20,526,000
                                                                         ------------         ------------         ------------

Cash flow used for used for investing activities:
  Capital expenditures:
       New restaurant development                                          (1,889,000)          (2,247,000)          (4,136,000)
       Restaurant remodeling                                               (5,659,000)                  --           (5,659,000)
       Corporate and restaurant information systems                        (3,375,000)            (284,000)          (3,659,000)
       Other capital expenditures                                          (3,845,000)            (453,000)          (4,298,000)
  Proceeds from dispositions of property and equipment                          6,000                   --                6,000
                                                                         ------------         ------------         ------------

Net cash used for investing activities                                    (14,762,000)          (2,984,000)         (17,746,000)
                                                                         ------------         ------------         ------------

Cash flows used for financing activities:
    Payments on revolving credit facility, net                               (700,000)                  --             (700,000)
    Proceeds from other notes payable, net                                  1,382,000                   --            1,382,000
    Principal payments on term loans                                       (2,000,000)                  --           (2,000,000)
    Principal payments on capital leases                                     (131,000)                  --             (131,000)
                                                                         ------------         ------------         ------------

Net cash used for financing activities                                     (1,449,000)                  --           (1,449,000)
                                                                         ------------         ------------         ------------
Net increase (decrease) in cash and cash equivalents                        1,148,000              (87,000)           1,061,000
Cash and cash equivalents, beginning of year                                  468,000            1,433,000            1,901,000
                                                                         ------------         ------------         ------------

Cash and cash equivalents, end of year                                   $  1,616,000         $  1,346,000         $  2,962,000
                                                                         ============         ============         ============


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


Overview
--------

We are one of the largest restaurant companies in the U. S. operating 529 restaurants in 17 states. We are the second largest Burger King franchisee in the world and have operated Burger King restaurants since 1976. We have also expanded our restaurant operations during the past three years through the acquisition of Pollo Tropical, Inc. and Taco Cabana Inc., two regional quick-casual Hispanic restaurant chains.

As of June 30, 2001, we operated 358 Burger King restaurants located in 13 Northeastern, Midwestern and Southeastern states. We have increased through acquisition and construction the number of Burger King restaurants we operate by 54% since the end of 1996. Since June 30, 2000 we have opened four new Burger King restaurants and closed three under-performing Burger King restaurants. In the second quarter of 2001 we also acquired three Burger King restaurants.

In July 1998 we acquired Pollo Tropical Inc. Since the acquisition we have expanded this concept almost 40% by building 14 new restaurants. At June 30, 2001 we owned and operated 50 Pollo Tropical restaurants in Florida and franchised 24 Pollo Tropical restaurants, primarily in Puerto Rico. Since June 30, 2000, we have opened four new Pollo Tropical restaurants and reopened a Pollo Tropical restaurant that was closed due to a fire in the first quarter of 2000.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
               OF OPERATIONS AND FINANCIAL CONDITION  (continued)



On December 19, 2000 we acquired Taco Cabana, Inc., a restaurant chain featuring Tex-Mex style food. At June 30, 2001 we owned and operated 121 Taco Cabana restaurants located in Texas, Oklahoma and Arizona and franchised ten Taco Cabana restaurants. Since our acquisition, we have opened five new Taco Cabana restaurants and closed one under-performing Taco Cabana restaurant.

Results of Operations
---------------------

Three Months Ended June 30, 2001 Compared to Three Months Ended June 30, 2000.

The following table sets forth, for the three months ended June 30, 2001 and 2000, selected operating results as a percentage of restaurant sales:


                                                               2001             2000
                                                              -----            -----
Restaurant sales:
   Burger King                                                 57.6%            81.4%
   Pollo Tropical                                              14.9             18.6
   Taco Cabana                                                 27.5                -
                                                              -----            -----
                                                              100.0            100.0
Costs and expenses:
   Cost of sales                                               28.8             28.8
   Restaurant wages and related expenses                       29.0             28.4
   Other restaurant expenses including advertising             23.2             23.7
   General and administrative                                   4.9              5.2
   Depreciation and amortization                                6.4              5.6
   Other income                                                   -             (1.1)
                                                              -----            -----

Income from restaurant operations                               7.7%             9.4%
                                                              =====            =====

Restaurant Sales
----------------

Total restaurant sales for the three months ended June 30, 2001 increased 38.9% to $166.6 million from $119.9 million in the second quarter of 2000 due primarily to the acquisition of Taco Cabana Inc. in the fourth quarter of 2000. Taco Cabana restaurant sales were $45.8 million in the second quarter of 2001. Burger King restaurant sales in the second quarter decreased $1.6 million, or 1.6%, over 2000 due to a second quarter comparable Burger King restaurant sales decrease of 2.2%. This decrease was offset slightly by the net addition of four restaurants since the end of the second quarter of 2000. Pollo Tropical restaurant sales increased $2.6 million in the second quarter of 2001 or 11.5%, compared to 2000. This increase was due to the opening of five additional restaurants in the twelve months ended June 30, 2000 and a 2.1% increase in sales at comparable Pollo Tropical restaurants in the second quarter of 2001.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
               OF OPERATIONS AND FINANCIAL CONDITION (continued)



Operating Costs and Expenses
----------------------------

Cost of sales (food and paper costs), as a percentage of total restaurant sales, were 28.8% in both the second quarter of 2001 and 2000. Burger King cost of sales, as a percentage of Burger King restaurant sales, were 27.7% in both the second quarter of 2001 and 2000. Higher promotional sales discounts and a 9.1% increase in beef costs in the second quarter of 2001 at our Burger King restaurants were offset by favorable product mix changes, higher supplier rebates and the effects of menu price increases in the third quarter of 2000. Pollo Tropical cost of sales, as a percentage of Pollo Tropical restaurant sales, decreased to 32.5% in the second quarter of 2001 compared to 33.5% in 2000 due to a decrease in our contracted chicken prices from last year. Taco Cabana cost of sales, as a percentage of Taco Cabana restaurant sales, was 29.1% in the second quarter of 2001. The inclusion of Taco Cabana in 2001 caused costs of sales, as a percentage of total restaurant sales, to increase 0.1% compared to the second quarter of 2000.

Restaurant wages and related expenses, as a percentage of total restaurant sales, increased to 29.0% in the second quarter of 2001 from 28.4% in the second quarter of 2000. Burger King restaurant wages and related expenses, as a percentage of Burger King restaurant sales, increased to 30.7% in the second quarter of 2001 from 29.5% in 2000. This increase was due to the effect of lower Burger King sales volumes in the second quarter of 2001 on fixed labor costs and to higher restaurant level incentives related to attainment of cost and inventory control objectives in the second quarter of 2001. A 3.3% increase in the average productive hourly labor rate in the second quarter of 2001 at our Burger King restaurants was offset by restaurant labor efficiencies and, to a lesser extent, the effect of menu price increases in the third quarter of 2000. Pollo Tropical restaurant wages and related expenses, as a percentage of Pollo Tropical restaurant sales, decreased slightly to 23.6% in 2001 from 23.7% in 2000. This decrease was due primarily to lower medical plan costs for Pollo Tropical in the second quarter of 2001 offset in part by a 1.9% increase in the average productive hourly labor rate in the second quarter of 2001 compared to 2000. Pollo Tropical incurred $300,000 of costs associated with the transition to a new medical plan carrier in the second quarter of 2000. Taco Cabana restaurant wages and related expenses, as a percentage of Taco Cabana restaurant sales, were 28.5% in the second quarter of 2001. The inclusion of Taco Cabana in 2001 caused restaurant wages and related expenses, as a percentage of total restaurant sales, to decrease 0.2% from the second quarter of 2000.

Other restaurant operating expenses, including advertising, as a percentage of total restaurant sales, decreased to 23.3% in the second quarter of 2001 from 23.7% in the second quarter of 2000. Burger King other restaurant operating expenses, as a percentage of Burger King restaurant sales, increased to 25.1% in the second quarter of 2001 from 24.8% in the second quarter of 2000. This increase for our Burger King restaurants was due to the effect of lower sales volumes in the second quarter of 2001 on fixed costs and increases in utility costs in 2001, offset by reductions in local advertising expenditures in 2001. Other restaurant operating expenses at our Pollo Tropical restaurants decreased to 17.4% of Pollo Tropical restaurant sales in the second quarter of 2001 from 18.9% in the second quarter of 2000.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
               OF OPERATIONS AND FINANCIAL CONDITION (continued)



This decrease was due to lower advertising expenditures in 2001, related to the timing of promotions, partially offset by higher utility costs in 2001. Other restaurant operating expenses, including advertising, at our Taco Cabana restaurants in the second quarter of 2001 was 22.5%, as a percentage of Taco Cabana restaurant sales. The inclusion of Taco Cabana in 2001 caused other restaurant operating expenses, as a percentage of total restaurant sales, to decrease 0.3% from the second quarter of 2000.

General and administrative expenses, as a percentage of total restaurant sales, decreased to 4.9% in the second quarter of 2001 from 5.2% in the second quarter of 2000. This decrease was due primarily to lower administrative bonus levels in the second quarter of 2001. General and administrative expenses in the second quarter of 2001 increased $1.9 million over the second quarter of 2000 due to administrative functions included as part of the December 2000 acquisition of Taco Cabana.

Other income of $1,365,000 in the second quarter of 2000 was a result of the Company ending its supply agreement with Ameriserve Food Distribution, Inc. This income represented the remaining unrecognized portion of contractual payments previously received and deferred at the inception of the agreement.

Earnings before interest, taxes, depreciation and amortization, other income and non-cash extraordinary items ("EBITDA") increased to $23.8 million in the second quarter of 2001 from $16.9 million in the second quarter of 2000. As a percentage of total revenues, EBITDA margins increased from 14.0% in the second quarter of 2000 to 14.2% in the second quarter of 2001 as a result of the factors discussed above.

Depreciation and amortization increased $4.0 million in the second quarter of 2001 from the second quarter of 2000, of which $2.9 million of the increase is due to the Company's acquisition of Taco Cabana in December 2000. The remaining increase is due to our capital expenditures, excluding acquisitions, of $38.3 million since the end of the second quarter of 2000.

Interest expense increased $2.6 million to $8.4 million in the second quarter of 2001 from $5.8 million, in the second quarter of 2000, due to the acquisition of Taco Cabana in December 2000. We subsequently sold 25 fee owned properties for $29.4 million in a sale/leaseback transaction in 2000, and used the proceeds from the sale to reduce the debt incurred for the acquisition.

The provision for income taxes for the second quarter of 2001 was derived using an estimated effective income tax rate for 2001 of 77.8%. This rate is higher than the Federal statutory tax rate due to state franchise taxes and non-deductible amortization of franchise rights and certain other intangible assets. Our estimated effective income tax rate for 2001 is higher than our effective tax rate for the year ended December 31, 2000 of 50.7% due to the increase in the non-deductible amortization of intangible assets resulting from our acquisition of Taco Cabana in December 2000.

As a result of the foregoing, net income for the second quarter of 2001 was $1,856,000 compared to $3,136,000 in the second quarter of 2000.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
               OF OPERATIONS AND FINANCIAL CONDITION (continued)



Six Months Ended June 30, 2001 Compared to Six Months Ended June 30, 2000.

The following table sets forth, for the six months ended June 30, 2001 and 2000, selected operating results as a percentage of restaurant sales:


                                                               2001             2000
                                                              -----            -----
Restaurant sales:
   Burger King                                                 57.3%            80.5%
   Pollo Tropical                                              15.3             19.5
   Taco Cabana                                                 27.4                -
                                                              -----            -----
                                                              100.0            100.0
Costs and expenses:
   Cost of sales                                               29.1             28.7
   Restaurant wages and related expenses                       29.4             29.1
   Other restaurant expenses including advertising             23.8             24.5
   General and administrative                                   5.5              5.4
   Depreciation and amortization                                6.5              5.8
   Other income                                                   -              (.6)
                                                              -----            -----

Income from restaurant operations                               5.7%             7.1%
                                                              =====            =====


Restaurant Sales
----------------

Total restaurant sales for the six months ended June 30, 2001 increased 40.1% to $321.4 million from $229.4 million in 2000 due primarily to the acquisition of Taco Cabana Inc. in the fourth quarter of 2000. Taco Cabana restaurant sales were $88.0 million for the six months ended June 30, 2001. Burger King restaurant sales decreased $0.4 million to $184.2 million for the six months ended June 30, 2001 due to a 0.7% decrease in comparable sales at our Burger King restaurants for the six months ended June 30, 2001. Pollo Tropical sales increased $4.4 million in the first six months of 2001 or 9.8%, compared to 2000. This increase was due to the opening of five additional restaurants in the twelve months ended June 30, 2000 and a 1.1% increase in sales at comparable Pollo Tropical restaurants in the first six months of 2001.

Operating Costs and Expenses
----------------------------

Cost of sales (food and paper costs), as a percentage of total restaurant sales, were 29.1% for the first six months in 2001 compared to 28.7% for the first six months of 2000. Burger King cost of sales, as a percentage of Burger King restaurant sales, increased to 28.3% in 2001 from to 27.6% in 2000. This increase was due to higher discounting of food associated with promotional activities in 2001, a 7.8% increase in beef costs in the first six months of 2001 and lower supplier rebates in the first six months of 2001. These factors were partially offset by improvements in food costs achieved by the implementation of new inventory control systems last year in our Burger King restaurants and the effects of menu price increases in the third

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
               OF OPERATIONS AND FINANCIAL CONDITION (continued)



quarter of 2000. Pollo Tropical cost of sales, as a percentage of Pollo Tropical restaurant sales, decreased to 32.3% in the first six months of 2001 from 33.2% in 2000 due to lower commodity costs, including a decrease in our contracted chicken prices from last year. Taco Cabana cost of sales, as a percentage of Taco Cabana restaurant sales, was 28.9% for the first six months of 2001. The inclusion of Taco Cabana in 2001 caused cost of sales, as a percentage of total restaurant sales, to decrease 0.1% compared to the first six months of 2000.

Restaurant wages and related expenses, as a percentage of total restaurant sales, were 29.4% in the first six months of 2001 compared to 29.1% in 2000. Burger King restaurant wages and related expenses, as a percentage of Burger King restaurant sales, increased to 31.3% in the first six months of 2001 from 30.6% in 2000. This increase was due primarily to the effect of lower Burger King sales volumes on fixed labor costs in the first six months of 2001 and, to a lesser extent, higher restaurant level incentives in 2001 related to the attainment of cost and inventory control objectives. These factors were offset slightly by the effect of menu price increases in the third quarter of 2000. Pollo Tropical restaurant wages and related expenses, as a percentage of Pollo Tropical restaurant sales, increased to 23.6% in the first six months of 2001 from 22.9% in 2000. This increase was due to an increase in workers compensation costs and a 2.1% increase in the average productive hourly labor rate in the first six months of 2001. Taco Cabana restaurant wages and related expenses, as a percentage of Taco Cabana restaurant sales, were 28.7% in the first six months of 2001. The inclusion of Taco Cabana in 2001 caused restaurant wages and related expenses, as a percentage of total restaurant sales, to decrease 0.3% compared to the first six months of 2000.

Other restaurant operating expenses, including advertising, as a percentage of total restaurant sales, decreased to 23.8% in the first six months of 2001 from 24.5% in 2000. Burger King other restaurant operating expenses, as a percentage of Burger King restaurant sales, decreased to 25.7% in the first six months of 2001 from 25.9% in 2000. This decrease was due to reductions in local advertising expenditures in the first six months of 2001 offset in part by an increase in utility costs in 2001, as a percentage of Burger King restaurant sales, of 0.6%. Other restaurant operating expenses at our Pollo Tropical restaurants decreased to 18.6% of Pollo Tropical restaurant sales in the first six months of 2001 from 18.8% in 2000. This decrease was due to lower advertising expenditures in 2001 related to the timing of promotions offset in part by an increase in utility costs in 2001, as a percentage of Pollo Tropical restaurant sales of, 0.7%. Other restaurant operating expenses, including advertising, at our Taco Cabana restaurants in the first six months of 2001 were 22.7% as a percentage of Taco Cabana restaurant sales. The inclusion of Taco Cabana in 2001 caused other restaurant operating expenses, as a percentage of total restaurant sales, to decrease 0.4% compared to the first six months of 2000.

Other income of $1,365,000 in the first six months of 2000 was a result of the Company ending its supply agreement with Ameriserve Food Distribution, Inc. This income represented the remaining unrecognized portion of contractual payments previously received and deferred at the inception of the agreement.

General and administrative expenses, as a percentage of total restaurant sales, increased slightly to 5.5% in the first six months of 2001 from 5.4% in 2000. General and administrative expenses in the first six months of 2001 increased $5.2 million over the first six months of 2000 due to administrative functions included as part of the December 2000 acquisition of Taco Cabana.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
               OF OPERATIONS AND FINANCIAL CONDITION (continued)



Earnings before interest, taxes, depreciation and amortization, non-cash extraordinary items and other income ("EBITDA") increased to $40.1 million in the first six months of 2001 from $28.4 million in the first six months of 2000. As a percentage of total revenues, EBITDA margins were 12.5% in the first six months of 2001 compared to 13.0% in 2000 as a result of the factors discussed above.

Depreciation and amortization increased $7.7 million in the first six months of 2001 from the first six months of 2000, of which $5.8 million is due to the Company's acquisition of Taco Cabana in December 2000. The remaining increase is due to our capital expenditures, excluding acquisitions, of $38.3 million since the end of the second quarter of 2000.

Interest expense increased $5.9 million to $17.5 million in the first six months of 2001, from $11.6 million in the second quarter of 2000 due to the acquisition of Taco Cabana in December 2000. We subsequently sold 25 fee owned properties for $29.4 million in a sale/leaseback transaction in 2000, and used the proceeds from the sale to reduce the debt incurred for the acquisition.

The provision for income taxes for the first six months of 2001 was derived using an estimated effective income tax rate for 2001 of 77.8%. This rate is higher than the Federal statutory tax rate due to state franchise taxes and non-deductible amortization of franchise rights and certain other intangible assets. Our estimated effective income tax rate for 2001 is higher than our effective tax rate for the year ended December 31, 2000 of 50.7% due to the increase in the non-deductible amortization of intangible assets resulting from our acquisition of Taco Cabana in December 2000.

As a result of the foregoing, net income for the first six months of 2001 was $324,000 compared to $2,623,000 in the first six months of 2000.

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

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
               OF OPERATIONS AND FINANCIAL CONDITION (continued)



Our operations in the first six months of 2001 generated approximately $15.1 million in cash, compared with $20.3 million in the first six months of 2000.

Capital expenditures represent a major investment of cash for us, and totaled, excluding acquisitions, $19.9 million and $17.8 million in the first six months of 2001 and 2000, respectively. Expenditures for new restaurant development were $7.0 million and $4.1 million in the first six months of 2001 and 2000, respectively.

In 2001, we anticipate total capital expenditures of approximately $48 million to $50 million, excluding acquisitions. These amounts include approximately $20 million for the construction of new restaurants and related real estate applicable to our three restaurant concepts as follows: $6 million to $7 million for Burger King, $8 million to 9 million for Taco Cabana and $4.5 million for Pollo Tropical. Also included in anticipated 2001 capital expenditures is approximately $12 million for remodeling existing Burger King restaurants and approximately $5 million to $6 million of expenditures related to Burger King transformation initiatives. These initiatives require franchisees to invest in certain upgrades to their restaurants, including signage, a new drive-thru package and improvements to the kitchen. In 2000 we received $19.8 million from a fund established by the Coca-Cola Company and Dr. Pepper/Seven-Up, Inc. to be used in connection with these transformation initiatives. Other anticipated restaurant level capital expenditures in 2001 for ongoing reinvestment in our three concepts total approximately $10 million; with approximately $5 million applicable to Burger King, $3 million for Taco Cabana and $2 million for Pollo Tropical.

At June 30, 2001, we had total indebtedness of $376.5 million comprised of $170.0 million of unsecured 9.5% Senior Subordinated Notes due 2008, total borrowings under our senior credit facility of $200.6 million and other debt of $5.9 million. Our senior credit facility provides for a $70 million term loan A facility, an $80 million term loan B facility and a $100 million revolving credit facility. At June 30, 2001 $146.5 was outstanding under the term loan A and B facilities and $41.2 million was available for borrowings under our revolving credit facility, after reserving $4.7 million for letters of credit guaranteed by the facility.

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

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
               OF OPERATIONS AND FINANCIAL CONDITION (continued)



Inflation
---------

The inflationary factors that have historically affected our results of operations include increases in food and paper costs, labor and other operating expenses. Wages paid in our restaurants are impacted by changes in the Federal or state minimum hourly wage rates, and accordingly, changes in those rates directly affect our cost of labor. We and the restaurant industry typically attempt to offset the effect of inflation, at least in part, through periodic menu price increases and various cost reduction programs. However, no assurance can be given that we will be able to offset such inflationary cost increases in the future.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There were no material changes from the information presented in Item 7A of the Company's Annual Report on Form 10-K for the year ended December 31, 2000 with respect to the Company's market risk sensitive instruments.

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

          a. None

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

                                  CARROLS CORPORATION
                                  968 James Street
                                  Syracuse, New York 13203
                                  (Registrant)


Date:  August 15, 2001            /s/  Alan Vituli
                                     ------------------------------------
                                                  (Signature)
                                     Alan Vituli
                                     Chairman and Chief Executive Officer



Date:  August  15, 2001           /s/  Paul R. Flanders
                                     -------------------------------------
                                                  (Signature)
                                     Paul R. Flanders
                                     Vice President - Finance (Principal
                                     Financial Officer and Principal
                                     Accounting Officer)