Form 10-Q
period 2001-09-30
CARROLS CORP
filed 2001-11-14
CIK 17927

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

     For  the quarterly period ended September 30, 2001

                                       or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  X   No____
                                       ---

Common stock, par value $1.00, outstanding at November 9, 2001: 10 shares

================================================================================

================================================================================

                                     PART I

ITEM 1 - FINANCIAL INFORMATION

                      CARROLS CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                               September 30,           December 31,
ASSETS                                                             2001                    2000
------                                                         -------------           -------------
                                                                (unaudited)
Current assets:
   Cash and cash equivalents                                   $   1,564,000           $   2,712,000
   Trade and other receivables                                     1,552,000               1,912,000
   Inventories                                                     4,765,000               5,917,000
   Prepaid rent                                                    2,094,000               2,284,000
   Prepaid expenses and other current assets                       4,420,000               4,122,000
   Refundable income taxes                                           759,000               2,605,000
   Deferred income taxes                                           5,984,000               8,451,000
                                                               -------------           -------------

          Total current assets                                    21,138,000              28,003,000

Property and equipment, at cost less accumulated
   depreciation of $118,791,000 and $97,968,000,
   respectively                                                  214,208,000             203,284,000

Franchise rights, at cost less accumulated
   amortization of $42,139,000 and $38,539,000,
   respectively                                                   96,028,000              98,931,000

Intangible assets, at cost less accumulated
   amortization of $8,810,000 and $5,004,000,
   respectively                                                  123,822,000             127,417,000

Deferred income taxes                                              7,784,000               6,406,000

Other assets                                                      11,815,000              12,871,000
                                                               -------------           -------------

Total assets                                                   $ 474,795,000           $ 476,912,000
                                                               =============           =============

The accompanying notes are an integral part of these financial statements.

                      CARROLS CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (continued)

                                                                September 30,             December 31,
LIABILITIES and STOCKHOLDER'S EQUITY                                2001                     2000
------------------------------------                            -------------            --------------
                                                                 (unaudited)
Current liabilities:
   Accounts payable                                             $  13,570,000            $   13,369,000
   Accrued interest                                                 5,462,000                 2,247,000
   Accrued payroll, related taxes and benefits                     12,742,000                12,471,000
   Accrued acquisition costs                                          366,000                 5,612,000
   Other liabilities                                               13,484,000                12,104,000
   Current portion of long-term debt                                9,287,000                 8,143,000
                                                                -------------            --------------

          Total current liabilities                                54,911,000                53,946,000

Long-term debt, net of current portion                            362,368,000               362,995,000
Deferred income - sale/leaseback of real estate                     3,954,000                 4,171,000
Accrued postretirement benefits                                     2,236,000                 2,117,000
Other liabilities and deferred income                              31,563,000                34,664,000
                                                                -------------            --------------

          Total liabilities                                       455,032,000               457,893,000

Stockholder's equity:
   Common stock, par value $1; authorized 1,000 shares,
     issued and outstanding - 10 shares                                    10                        10
   Additional paid-in capital                                     24,,484,990                24,484,990
   Accumulated deficit                                             (4,722,000)               (5,466,000)
                                                                -------------            --------------
          Total stockholder's equity                               19,763,000                19,019,000
                                                                -------------            --------------

Total liabilities and stockholder's equity                      $ 474,795,000            $  476,912,000
                                                                =============            ==============

The accompanying notes are an integral part of these financial statements.

                      CARROLS CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 THREE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

                                                             2001                  2000
                                                         -------------        --------------
                                                                    (unaudited)
Revenues:
   Restaurant sales                                      $ 170,132,000        $  115,920,000
   Franchise fees and royalty revenues                         399,000               255,000
                                                         -------------        --------------
          Total revenues                                   170,531,000           116,175,000

Costs and expenses:
   Cost of sales                                            50,524,000            32,793,000
   Restaurant wages and related expenses                    48,998,000            33,605,000
   Other restaurant operating expenses                      32,718,000            23,152,000
   Advertising expense                                       8,176,000             4,540,000
   General and administrative                                8,714,000             6,417,000
   Depreciation and amortization                            10,971,000             6,949,000
                                                         -------------        --------------
          Total operating expenses                         160,101,000           107,456,000
                                                         -------------        --------------

Income from operations                                      10,430,000             8,719,000

   Interest expense                                          8,046,000             5,770,000
                                                         -------------        --------------

Income before income taxes                                   2,384,000             2,949,000

   Provision for income taxes                                1,964,000             1,672,000
                                                         -------------        --------------

Net income                                               $     420,000        $    1,277,000
                                                         =============        ==============

The accompanying notes are an integral part of these financial statements.

                      CARROLS CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  NINE MONTHS ENDED SEPTEMBER 30, 2001 and 2000

                                                    2001             2000
                                               -------------    --------------
                                                         (unaudited)

Revenues:
   Restaurant sales                            $ 491,493,000    $  345,293,000
   Franchise fees and royalty revenues             1,187,000           711,000
                                               -------------    --------------
          Total revenues                         492,680,000       346,004,000

Costs and expenses:
   Cost of sales                                 143,952,000        98,719,000
   Restaurant wages and related expenses         143,582,000       100,368,000
   Other restaurant operating expenses            95,760,000        68,030,000
   Advertising expense                            21,553,000        15,928,000
   General and administrative                     26,358,000        18,849,000
   Depreciation and amortization                  32,040,000        20,356,000
   Other income (Note 5)                                  --        (1,365,000)
                                               -------------    --------------

          Total operating expenses               463,245,000      320,885,000
                                               -------------    --------------

Income from operations                            29,435,000        25,119,000

   Interest expense                               25,594,000        17,395,000
                                               -------------    --------------

Income before income taxes                         3,841,000         7,724,000

   Provision for income taxes                      3,097,000         3,824,000
                                               -------------    --------------

Net income                                     $     744,000    $    3,900,000
                                               =============    ==============



The accompanying notes are an integral part of these financial statements.

                      CARROLS CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  NINE MONTHS ENDED SEPTEMBER 30, 2001 and 2000

                                                                             2001          2000
                                                                        ------------   ------------
                                                                                (unaudited)

Cash flows provided from operating activities:
   Net income                                                           $    744,000   $  3,900,000
   Adjustments to reconcile net income to net cash provided
      from operating activities:
         Depreciation and amortization                                    32,040,000     20,356,000
         Deferred income taxes                                             1,089,000      2,998,000
         Change in operating assets and liabilities                         (477,000)    12,261,000
                                                                        ------------   ------------

          Net cash provided from operating activities                     33,396,000     39,515,000
                                                                        ------------   ------------
Cash flows used for investing activities:
   Capital expenditures:
      New restaurant development                                         (11,964,000)    (8,519,000)
      Restaurant remodeling                                              (10,212,000)    (8,034,000)
      Other restaurant expenditures                                       (9,596,000)    (5,197,000)
      Corporate and restaurant information systems                          (904,000)    (5,158,000)
      Other capital expenditures                                            (800,000)      (448,000)
      Acquisition of restaurants                                          (1,612,000)            --
   Proceeds from dispositions of property and equipment                       26,000          7,000
                                                                        ------------   ------------

          Net cash used for investing activities                         (35,062,000)   (27,349,000)
                                                                        ------------   ------------
Cash flows provided from (used for) financing activities:
   Proceeds (payments) on revolving credit facility, net                   5,800,000    (10,700,000)
   Proceeds from other notes payable, net                                    358,000      1,322,000
   Principal payments on term loans                                       (5,250,000)    (3,000,000)
   Principal payments on capital leases                                     (390,000)      (194,000)
                                                                        ------------   ------------

          Net cash provided from (used for) financing activities             518,000    (12,572,000)
                                                                        ------------   ------------

Decrease in cash and cash equivalents                                     (1,148,000)      (406,000)

Cash and cash equivalents, beginning of period                             2,712,000      1,901,000
                                                                        ------------   ------------

Cash and cash equivalents, end of period                                $  1,564,000   $  1,495,000
                                                                        ============   ============


The accompanying notes are an integral part of these financial statements.

                      CARROLS CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       Statement of Management
         -----------------------

         The accompanying unaudited consolidated financial statements as of September 30, 2001 and 2000 and for the three and nine months then ended have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission and do not include all of the information and the footnotes required by accounting principles generally accepted in the United States of America for complete statements. In the opinion of management, all normal and recurring adjustments necessary for a fair presentation of such financial statements have been included.

         The results of operations for the three and nine months ended September 30, 2001 and 2000 are not necessarily indicative of the results to be expected for the full year.

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

2.       Income Taxes
         ------------

         The income tax provision for the nine months ended September 30, 2001 and 2000 was comprised of the following:

                                           2001           2000
                                        -----------    -----------

            Current                     $ 2,008,000    $   826,000
            Deferred                      1,089,000      2,998,000
                                        -----------    -----------
                                        $ 3,097,000    $ 3,824,000
                                        ===========    ===========

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

3.       Business Segment Information
         ----------------------------

         The Company is engaged in the quick-service restaurant industry, with three restaurant concepts: Burger King operating as a franchisee, Pollo Tropical and Taco Cabana, both Company owned concepts. The Company's Burger King restaurants are all located in the United States, primarily in the Northeast, Southeast and Midwest. Pollo Tropical is a regional quick-service restaurant chain featuring grilled marinated chicken and authentic "made from scratch" side dishes with restaurants located in south and central Florida. Taco Cabana is a regional quick-service restaurant chain featuring Mexican style food, including flame-grilled beef and chicken fajitas, quesadillas and other Tex-Mex dishes with restaurants located in Texas, Oklahoma and Arizona.

         Segment information as of and for the three month and nine month period ended September 30, 2000 includes Burger King restaurants and Pollo Tropical but excludes Taco Cabana, Inc. which was acquired on December 19, 2000. For 2001, segment information includes Burger King, Pollo Tropical and Taco Cabana. The "Other" column includes corporate related items not allocated to reportable segments and for income from operations, principally corporate depreciation and amortization. Other identifiable assets consist primarily of intangible assets.

                      CARROLS CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

                                                Burger King       Pollo          Taco                       Consoli-
         Three Months Ended:                    Restaurants     Tropical        Cabana          Other        dated
         ------------------                     -----------     --------        ------          -----        -----
                                                                             ($ in 000's)
         September 30, 2001:
         Revenues                               $  99,432       $ 24,315       $ 46,784      $     --     $ 170,531
         Cost of sales                             28,936          7,786         13,802            --        50,524
         Restaurant wages and related
           expenses                                29,769          5,949         13,280            --        48,998
         Depreciation and amortization              6,178            698          1,818         2,277        10,971
         Income (loss) from operations              4,657          4,211          3,839        (2,277)       10,430
         Capital expenditures, excluding
           acquisitions                             8,769          3,598          2,152           647        15,166

         September  30, 2000:
         Revenues                               $  94,066       $ 22,109       $     --      $     --     $ 116,175
         Cost of sales                             25,536          7,257             --            --        32,793
         Restaurant wages and related
           expenses                                28,522          5,083             --            --        33,605
         Depreciation and amortization              5,402            523             --         1,024         6,949
         Income (loss) from operations              5,382          4,361             --        (1,024)        8,719
         Capital expenditures, excluding
           acquisitions                             6,097          3,135             --           372         9,604

                                                Burger King       Pollo          Taco                       Consoli-
         Nine Months Ended:                     Restaurants     Tropical        Cabana          Other        dated
         -----------------                      -----------     --------        ------          -----        -----
         September 30, 2001:
         Revenues                               $ 283,619       $ 74,123       $134,938      $     --     $ 492,680
         Cost of sales                             81,078         23,688         39,186            --       143,952
         Restaurant wages and related
           expenses                                87,477         17,562         38,543            --       143,582
         Depreciation and amortization             17,743          1,957          5,636         6,704        32,040
         Income (loss) from operations             10,293         13,523         12,323        (6,704)       29,435
         Capital expenditures, excluding
           acquisitions                            18,518          6,324          6,941         1,693        33,476

                      CARROLS CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

                                                       Burger King     Pollo        Taco
         Nine Months Ended (continued):                Restaurants    Tropical     Cabana        Other       Consolidated
         ------------------------------                -----------    --------     ------        -----       ------------
                                                                                ($ in 000's)
         September  30, 2000:
         Revenues                                       $ 278,635    $ 67,369     $   --       $    --       $  346,004
         Cost of sales                                     76,569      22,150         --            --           98,719
         Restaurant wages and related
           expenses                                        85,044      15,324         --            --          100,368
         Depreciation and amortization                     15,778       1,529         --         3,049           20,356
         Income (loss) from operations                     15,746      12,422         --        (3,049)          25,119
         Capital expenditures, excluding
           acquisitions                                    20,302       6,070         --           984           27,356

         Identifiable Assets:
         --------------------

         At September 30, 2001                            210,788      31,152     67,869       164,986          474,795
         At December 31, 2000                             208,533      26,198     67,035       175,146          476,912

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

                      CARROLS CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

         The following unaudited proforma results of operations for the nine months ended September 30, 2000 assume this acquisition occurred as of the beginning of the period.

                 Revenues                                     $474,195,000
                                                              ============
                 Cost of sales                                $137,180,000
                                                              ============
                 Restaurant wages and related expenses        $136,257,000
                                                              ============
                 Depreciation and amortization                $ 29,759,000
                                                              ============
                 Income from operations                       $ 36,123,000
                                                              ============
                 Net income                                   $  2,214,000
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

6.       New Accounting Pronouncements
         -----------------------------

         In June 2001, the Financial Accounting Standards Board ("FASB") approved Statements of Financial Accounting Standards No. 141 "Business Combinations" ("SFAS 141") and No. 142 "Goodwill and Other Intangible Assets" ("SFAS 142") which are effective July 1, 2001 and January 1, 2002, respectively, for the Company. SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Under SFAS 142, amortization of goodwill, including goodwill recorded in past business combinations, will discontinue upon adoption of this standard. In addition, goodwill recorded as a result of business combinations completed during the six-month period ending December 31, 2001 will not be amortized. All goodwill and intangible assets will be tested for impairment in accordance with the provisions of the Statement. The Company is currently reviewing the provisions of SFAS 142 and assessing the impact of adoption.

         In October 2001, FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 provides guidance on the accounting for long-lived assets to be held and used for assets to be disposed of through sale or other means. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The Company is currently reviewing the provisions of SFAS No. 144 and assessing the impact of adoption.

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

         The following supplemental financial information sets forth on a condensed consolidating basis, consolidating balance sheets, statements of operations and statements of cash flows for the Parent Company only, Guarantor Subsidiaries and for the Company as of September 2001 and December 2000 and for the three-month and nine-month periods ended September 30, 2001 and 2000. Debt and goodwill allocated to subsidiaries are presented on an accounting "push-down" basis.

                      CARROLS CORPORATION AND SUBSIDIARIES
                           CONSOLIDATING BALANCE SHEET
                               September 30, 2001
                                   (unaudited)

                                                          Parent         Guarantor          Combined
                                                       Company Only     Subsidiaries         Total
                                                       ------------     ------------         -----
                                         ASSETS
Current Assets:
  Cash and cash equivalents                           $       668,000  $      896,000  $     1,564,000
  Trade and other receivables                                 198,000       1,354,000        1,552,000
  Inventories                                               3,513,000       1,252,000        4,765,000
  Prepaid rent                                              1,235,000         859,000        2,094,000
  Prepaid expenses and other current assets                 1,769,000       2,651,000        4,420,000
  Refundable income taxes                                  (1,097,000)      1,856,000          759,000
  Deferred income taxes                                     5,984,000              --        5,984,000
                                                      ---------------  --------------  ---------------
Total current assets                                       12,270,000       8,868,000       21,138,000

Property and equipment, net                               111,994,000     102,214,000      214,208,000
Franchise rights, net                                      96,028,000              --       96,028,000
Intangible assets, net                                      1,595,000     122,227,000      123,822,000
Intercompany receivable (payable)                         196,489,000    (196,489,000)              --
Deferred income taxes                                        (632,000)      8,416,000        7,784,000
Other assets                                                9,266,000       2,549,000       11,815,000
                                                      ---------------  --------------  ---------------
Total Assets                                          $   427,010,000  $   47,785,000  $   474,795,000
                                                      ===============  ==============  ===============

                           LIABILITIES AND STOCKHOLDER'S EQUITY
Current Liabilities:
  Accounts payable                                    $     8,619,000  $    4,951,000  $    13,570,000
  Accrued interest                                          5,462,000              --        5,462,000
  Accrued payroll, related taxes and benefits               7,875,000       4,867,000       12,742,000
  Accrued acquisition costs                                   327,000          39,000          366,000
  Other liabilities                                         7,003,000       6,481,000       13,484,000
  Current portion of long-term debt                         9,027,000         260,000        9,287,000
                                                      ---------------  --------------  ---------------
Total current liabilities                                  38,313,000      16,598,000       54,911,000

Long-term debt, net of current portion                    361,110,000       1,258,000      362,368,000
Deferred income, sale/leaseback of real estate              3,954,000              --        3,954,000
Accrued postretirement benefits                             2,236,000              --        2,236,000
Other liabilities                                          14,880,000      16,683,000       31,563,000
                                                      ---------------  --------------  ---------------
Total liabilities                                         420,493,000      34,539,000      455,032,000

Stockholder's equity                                        6,517,000      13,246,000       19,763,000
                                                      ---------------  --------------  ---------------
                                                      $   427,010,000  $   47,785,000  $   474,795,000
                                                      ===============  ==============  ===============

                      CARROLS CORPORATION AND SUBSIDIARIES
                           CONSOLIDATING BALANCE SHEET
                                December 31, 2000

                                                          Parent         Guarantor          Combined
                                                       Company Only     Subsidiaries         Total
                                                       ------------     ------------         -----
                                         ASSETS
Current Assets:
  Cash and cash equivalents                           $       785,000  $    1,927,000  $     2,712,000
  Trade and other receivables                                 207,000       1,705,000        1,912,000
  Inventories                                               4,521,000       1,396,000        5,917,000
  Prepaid rent                                              1,200,000       1,084,000        2,284,000
  Prepaid expenses and other current assets                 1,311,000       2,811,000        4,122,000
  Refundable income taxes                                      91,000       2,514,000        2,605,000
  Deferred income taxes                                     5,984,000       2,467,000        8,451,000
                                                      ---------------  --------------  ---------------
Total current assets                                       14,099,000      13,904,000       28,003,000

Property and equipment, net                               105,704,000      97,580,000      203,284,000
Franchise rights, net                                      98,931,000              --       98,931,000
Intangible assets, net                                      1,503,000     125,914,000      127,417,000
Investment in and advances to (from) subsidiaries         208,860,000    (208,860,000)              --
Deferred income taxes                                      (3,406,000)      9,812,000        6,406,000
Other assets                                               10,275,000       2,596,000       12,871,000
                                                      ---------------  --------------  ---------------
                                                      $   435,966,000  $   40,946,000  $   476,912,000
                                                      ===============  ==============  ===============

                           LIABILITIES AND STOCKHOLDER'S EQUITY
Current Liabilities:
  Accounts payable                                    $     8,883,000  $    4,486,000  $    13,369,000
  Accrued interest                                          2,247,000              --        2,247,000
  Accrued payroll, related taxes and benefits               7,711,000       4,760,000       12,471,000
  Accrued acquisition costs                                 4,470,000       1,142,000        5,612,000
  Other liabilities                                         6,098,000       6,006,000       12,104,000
  Current portion of long-term debt                         7,902,000         241,000        8,143,000
                                                      ---------------  --------------  ---------------
Total current liabilities                                  37,311,000      16,635,000       53,946,000

Long-term debt, net of current portion                    361,538,000       1,457,000      362,995,000
Deferred income, sale/leaseback of real estate              4,171,000              --        4,171,000
Accrued postretirement benefits                             2,117,000              --        2,117,000
Other liabilities                                          16,220,000      18,444,000       34,664,000
                                                      ---------------  --------------  ---------------
Total liabilities                                         421,357,000      36,536,000      457,893,000

Stockholder's equity                                       14,609,000       4,410,000       19,019,000
                                                      ---------------  --------------  ---------------
                                                      $   435,966,000  $   40,946,000  $   476,912,000
                                                      ===============  ==============  ===============

                      CARROLS CORPORATION AND SUBSIDIARIES
                      CONSOLIDATING STATEMENT OF OPERATIONS
                      Three Months Ended September 30, 2001
                                   (unaudited)

                                                             Parent        Guarantor        Combined
                                                          Company Only    Subsidiaries        Total
                                                          ------------    ------------        -----
Revenues:
  Restaurant sales                                       $   99,432,000  $   70,700,000  $  170,132,000
  Franchise royalty revenues and franchise fees                      --         399,000         399,000
                                                         --------------  --------------  --------------

  Total revenues                                             99,432,000      71,099,000     170,531,000

Costs and expenses:
  Cost of sales                                              28,936,000      21,588,000      50,524,000
  Restaurant wages and related expenses                      29,769,000      19,229,000      48,998,000
  Other restaurant operating expenses                        20,445,000      12,273,000      32,718,000
  Advertising expense                                         4,429,000       3,747,000       8,176,000
  General and administrative                                  5,018,000       3,696,000       8,714,000
  Depreciation and amortization                               6,946,000       4,025,000      10,971,000
                                                         --------------  --------------  --------------

  Total operating expenses                                   95,543,000      64,558,000     160,101,000
                                                         --------------  --------------  --------------

Income from operations                                        3,889,000       6,541,000      10,430,000
  Interest expense                                            7,880,000         166,000       8,046,000
  Intercompany allocations                                   (1,737,000)      1,737,000              --
                                                         --------------  --------------  --------------

Income (loss) before income taxes                            (2,254,000)      4,638,000       2,384,000
  Provision (benefit) for income taxes                         (173,000)      2,137,000       1,964,000
                                                         --------------  --------------  --------------

Net income (loss)                                        $   (2,081,000) $    2,501,000  $      420,000
                                                         ==============  ==============  ==============

                      CARROLS CORPORATION AND SUBSIDIARIES
                      CONSOLIDATING STATEMENT OF OPERATIONS
                      Three Months Ended September 30, 2000
                                   (unaudited)

                                                          Parent        Guarantor        Combined
                                                       Company Only    Subsidiaries        Total
                                                       ------------    ------------        -----
Revenues:
  Restaurant sales                                    $   94,066,000  $   21,854,000  $  115,920,000
  Franchise royalty revenues and franchise fees                   --         255,000         255,000
                                                      --------------  --------------  --------------

  Total revenues                                          94,066,000      22,109,000     116,175,000

Costs and expenses:
  Cost of sales                                           25,536,000       7,257,000      32,793,000
  Restaurant wages and related expenses                   28,522,000       5,083,000      33,605,000
  Other restaurant operating expenses                     20,129,000       3,023,000      23,152,000
  Advertising expense                                      3,884,000         656,000       4,540,000
  General and administrative                               5,211,000       1,206,000       6,417,000
  Depreciation and amortization                            5,947,000       1,002,000       6,949,000
                                                      --------------  --------------  --------------

  Total operating expenses                                89,229,000      18,227,000     107,456,000
                                                      --------------  --------------  --------------

Income from operations                                     4,837,000       3,882,000       8,719,000
  Interest expense                                         5,770,000              --       5,770,000
  Intercompany allocations                                (1,737,000)      1,737,000              --
                                                      --------------  --------------  --------------

Income before income taxes                                   804,000       2,145,000       2,949,000
  Provision for income taxes                                 444,000       1,228,000       1,672,000
                                                      --------------  --------------  --------------

Net income                                            $      360,000  $      917,000  $    1,277,000
                                                      ==============  ==============  ==============

                      CARROLS CORPORATION AND SUBSIDIARIES
                      CONSOLIDATING STATEMENT OF OPERATIONS
                      Nine Months Ended September 30, 2001
                                   (unaudited)

                                                                     Parent          Guarantor         Combined
                                                                   Company Only     Subsidiaries         Total
                                                                   ------------     ------------         -----
         Revenues:
             Restaurant sales                                     $ 283,619,000     $ 207,874,000    $ 491,493,000
             Franchise royalty revenue and franchise fees                    --         1,187,000        1,187,000
                                                                  -------------     -------------    -------------

             Total revenues                                         283,619,000       209,061,000      492,680,000

         Costs and expenses:
             Cost of sales                                           81,078,000        62,874,000      143,952,000
             Restaurant wages and related expenses                   87,477,000        56,105,000      143,582,000
             Other restaurant operating expenses                     60,187,000        35,573,000       95,760,000
             Advertising expense                                     12,007,000         9,546,000       21,553,000
             General and administrative                              14,834,000        11,524,000       26,358,000
             Depreciation and amortization                           20,034,000        12,006,000       32,040,000
                                                                  -------------     -------------    -------------

             Total operating expenses                               275,617,000       187,628,000      463,245,000
                                                                  -------------     -------------    -------------

         Income from operations                                       8,002,000        21,433,000       29,435,000
             Interest expense                                        25,151,000           443,000       25,594,000
             Intercompany allocations                                (5,211,000)        5,211,000               --
                                                                  -------------     -------------    -------------

         Income (loss) before income taxes                         (11,938,000)        15,779,000        3,841,000
             Provision (benefit) for income taxes                   (3,846,000)         6,943,000        3,097,000
                                                                  ------------      -------------    -------------

         Net income (loss)                                        $ (8,092,000)     $   8,836,000    $     744,000
                                                                  ============      =============    =============

                      CARROLS CORPORATION AND SUBSIDIARIES
                      CONSOLIDATING STATEMENT OF OPERATIONS
                      Nine Months Ended September 30, 2000
                                   (unaudited)

                                                                      Parent         Guarantor         Combined
                                                                   Company Only     Subsidiaries         Total
                                                                   ------------     ------------         -----
         Revenues:
             Restaurant sales                                     $ 278,635,000     $  66,658,000    $ 345,293,000
             Franchise royalty revenues and franchise fees                   --           711,000          711,000
                                                                  -------------     -------------    -------------

             Total revenues                                         278,635,000        67,369,000      346,004,000

         Costs and expenses:
             Cost of sales                                           76,569,000        22,150,000       98,719,000
             Restaurant wages and related expenses                   85,044,000        15,324,000      100,368,000
             Other restaurant operating expenses                     58,827,000         9,203,000       68,030,000
             Advertising expense                                     13,046,000         2,882,000       15,928,000
             General and administrative                              14,990,000         3,859,000       18,849,000
             Depreciation and amortization                           17,361,000         2,995,000       20,356,000
             Other income                                            (1,365,000)               --       (1,365,000)
                                                                  -------------     -------------    -------------

             Total operating expenses                               264,472,000        56,413,000      320,885,000
                                                                  -------------     -------------    -------------

         Income from operations                                      14,163,000        10,956,000       25,119,000
             Interest expense                                        17,395,000                --       17,395,000
             Intercompany allocations                                (5,211,000)        5,211,000               --
                                                                  -------------     -------------    -------------

         Income before income taxes                                   1,979,000         5,745,000        7,724,000
             Provision for income taxes                                 977,000         2,847,000        3,824,000
                                                                  -------------     -------------    -------------

         Net income                                               $   1,002,000     $   2,898,000    $   3,900,000
                                                                  =============     =============    =============

                      CARROLS CORPORATION AND SUBSIDIARIES
                      CONSOLIDATING STATEMENT OF CASH FLOWS
                        Nine Months Ended September, 2001
                                   (unaudited)

                                                                        Parent          Guarantor         Combined
                                                                    Company Only       Subsidiaries         Total
Cash flows provided from operating activities:
    Net income (loss)                                               $ (8,092,000)     $  8,836,000      $   744,000
    Adjustments to reconcile net income (loss) to net cash
        provided by operating activities:
          Depreciation and amortization                               20,034,000        12,006,000       32,040,000
          Deferred income taxes                                       (2,774,000)        3,863,000        1,089,000
    Changes in operating assets and liabilities                       11,354,000       (11,831,000)        (477,000)
                                                                    ------------      ------------      -----------

Net cash provided from operating activities                           20,522,000        12,874,000       33,396,000
                                                                    ------------      ------------      -----------
Cash flow used for investing activities:
    Capital expenditures:
        New restaurant development                                    (2,753,000)       (9,211,000)     (11,964,000)
        Restaurant remodeling                                         (9,609,000)         (603,000)     (10,212,000)
        Other restaurant expenditures                                 (6,143,000)       (3,453,000)      (9,596,000)
        Corporate and restaurant information systems                    (633,000)         (271,000)        (904,000)
        Other capital expenditures                                      (428,000)         (372,000)        (800,000)
        Acquisition of restaurants                                    (1,612,000)               --       (1,612,000)
    Proceeds from dispositions of property and equipment                  21,000             5,000           26,000
                                                                    ------------      ------------      -----------

Net cash used for investing activities                               (21,157,000)      (13,905,000)     (35,062,000)
                                                                    ------------      ------------      -----------
Cash flows provided from financing activities:
    Proceeds on revolving credit facility, net                         5,800,000                --        5,800,000
    Proceeds on other notes payable, net                                 358,000                --          358,000
    Principal payments on term loans                                  (5,250,000)               --       (5,250,000)
    Principal payments on capital leases                                (390,000)               --         (390,000)
                                                                    ------------      ------------      -----------

Net cash provided from financing activities                              518,000                --          518,000
                                                                    ------------      ------------      -----------

Net decrease in cash and cash equivalents                               (117,000)       (1,031,000)      (1,148,000)
Cash and cash equivalents, beginning of year                             785,000         1,927,000        2,712,000
                                                                    ------------      ------------      -----------

Cash and cash equivalents, end of year                              $    668,000      $    896,000      $ 1,564,000
                                                                    ============      ============      ===========

                      CARROLS CORPORATION AND SUBSIDIARIES
                      CONSOLIDATING STATEMENT OF CASH FLOWS
                      Nine Months Ended September 30, 2000
                                   (unaudited)


                                                                           Parent       Guarantor         Combined
                                                                        Company Only   Subsidiaries         Total
                                                                        ------------   ------------         -----
Cash flows provided from operating activities:
    Net income                                                         $   1,002,000   $  2,898,000     $   3,900,000
    Adjustments to reconcile net income (loss) to net cash
        provided from operating activities:
          Depreciation and amortization                                   17,361,000      2,995,000        20,356,000
          Deferred income taxes                                            2,998,000             --         2,998,000
    Changes in operating assets and liabilities                           12,075,000        186,000        12,261,000
                                                                       -------------   ------------     -------------

Net cash provided from operating activities                               33,436,000      6,079,000        39,515,000
                                                                       -------------   ------------     -------------

Cash flow used for investing activities:
    Capital expenditures:
        New restaurant development                                        (3,391,000)    (5,128,000)       (8,519,000)
        Restaurant remodeling                                             (8,034,000)            --        (8,034,000)
        Other restaurant expenditures                                     (4,601,000)      (596,000)       (5,197,000)
        Corporate and restaurant information systems                      (4,812,000)      (346,000)       (5,158,000)
        Other capital expenditures                                          (394,000)       (54,000)         (448,000)
    Proceeds from dispositions of property and equipment                       7,000             --             7,000
                                                                       -------------   ------------     -------------

Net cash used for investing activities                                   (21,225,000)    (6,124,000)      (27,349,000)
                                                                       -------------   ------------     -------------

Cash flows used for financing activities:
    Proceeds (payments) on revolving credit facility, net                (10,700,000)            --       (10,700,000)
    Proceeds (payments) from other notes payable, net                      1,322,000             --         1,322,000
    Principal payments on term loans                                      (3,000,000)            --        (3,000,000)
    Principal payments on capital leases                                    (194,000)            --          (194,000)
                                                                       -------------   ------------     -------------

Net cash used for financing activities                                   (12,572,000)            --       (12,572,000)
                                                                       -------------   ------------     -------------
Net decrease in cash and cash equivalents                                   (361,000)       (45,000)         (406,000)
Cash and cash equivalents, beginning of year                                 468,000      1,433,000         1,901,000
                                                                       -------------  -------------     -------------

Cash and cash equivalents, end of year                                 $     107,000  $   1,388,000     $   1,495,000
                                                                       =============  =============     =============

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Certain statements included in this "Management's Discussion and Analysis of Results of Operations and Financial Condition" and elsewhere in this Quarterly Report on Form 10-Q which are not statements of historical fact are intended to be, and are hereby identified as, "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Without limiting the foregoing, the words "believe," "anticipate," "plan," "expect," "estimate," "intend," and other similar expressions are intended to identify forward-looking statements. The Company cautions readers that forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievement expressed or implied by such forward-looking statements. Such factors include, among others, the following: the success or failure of the Company in implementing its current business and operational strategies; successful integration and management of recently acquired businesses; availability, terms and access to capital and customary trade credit; general economic and business conditions; competition; changes in the Company's business strategy; labor relations; the outcome of pending or yet-to-be instituted legal proceedings; labor and employee benefit costs; and availability and terms of necessary or desirable financing or refinancing.

Overview
--------

We are one of the largest restaurant companies in the U. S. operating 531 restaurants in 17 states. We are the second largest Burger King franchisee in the world and have operated Burger King restaurants since 1976. We have also expanded our restaurant operations during the past three years through the acquisition of Pollo Tropical, Inc. and Taco Cabana Inc., two regional quick-casual Hispanic restaurant chains.

As of September 30, 2001, we operated 359 Burger King restaurants located in 13 Northeastern, Midwestern and Southeastern states. We have increased through acquisition and construction the number of Burger King restaurants we operate by 55% since the end of 1996. Since September 30, 2000 we have opened four new Burger King restaurants, acquired three Burger King restaurants and closed two under-performing Burger King restaurants.

In July 1998 we acquired Pollo Tropical, Inc. Since the acquisition we have expanded this concept by over 40% by building 15 new restaurants. At September 30, 2001 we owned and operated 51 Pollo Tropical restaurants in Florida and franchised 25 Pollo Tropical restaurants, of which 18 are located in Puerto Rico. Since September 30, 2000, we have opened five new Pollo Tropical restaurants and reopened a Pollo Tropical restaurant that was closed due to a fire in the first quarter of 2000.

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                OF OPERATIONS AND FINANCIAL CONDITION (continued)

On December 19, 2000 we acquired Taco Cabana, Inc., a restaurant chain featuring Tex-Mex style food, for a total purchase price of approximately $154.7 million. At September 30, 2001 we owned and operated 121 Taco Cabana restaurants located in Texas, Oklahoma and Arizona and franchised ten Taco Cabana restaurants. Since the acquisition, we have opened five new Taco Cabana restaurants and closed one under-performing Taco Cabana restaurant.

Results of Operations
---------------------

Three Months Ended September 30, 2001 Compared to Three Months Ended September 30, 2000.

         The following table sets forth, for the three months ended September 30, 2001 and 2000, selected operating results as a percentage of restaurant sales:

                                                            2001        2000
                                                            ----        ----
Restaurant sales:
   Burger King                                              58.5%       81.1%
   Pollo Tropical                                           14.1        18.9
   Taco Cabana                                              27.4           -
                                                           -----       -----
                                                           100.0       100.0
Costs and expenses:
   Cost of sales                                            29.7        28.3
   Restaurant wages and related expenses                    28.8        29.0
   Other restaurant expenses including advertising          24.0        23.9
   General and administrative                                5.1         5.5
   Depreciation and amortization                             6.4         6.0

Income from restaurant operations                            6.1         7.5

Restaurant Sales
----------------

Total restaurant sales for the three months ended September 30, 2001 increased 46.8% to $170.1 million from $115.9 million in the third quarter of 2000 due primarily to the acquisition of Taco Cabana Inc. in the fourth quarter of 2000 which added restaurant sales of $46.7 million in the third quarter of 2001. Burger King restaurant sales in the third quarter of 2001 increased $5.4 million, or 5.7%, over the prior year due to a comparable Burger King restaurant sales increase of 4.2%. This increase was also due to the net addition of five Burger King restaurants since the end of the third quarter of 2000. Pollo Tropical restaurant sales increased $2.2 million in the third quarter of 2001 or 9.9%, compared to 2000. This increase was due primarily to the opening of six additional restaurants since the end of the third quarter of 2000. Sales at comparable Pollo Tropical restaurants in the third quarter of 2001 decreased 0.1%. Sales trends at our Pollo Tropical restaurants have been negatively impacted subsequent to the tragedy on September 11, 2001.

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                OF OPERATIONS AND FINANCIAL CONDITION (continued)

Operating Costs and Expenses
----------------------------

Cost of sales (food and paper costs), as a percentage of total restaurant sales, increased from 28.3% in the third quarter of 2000 to 29.7% in the third quarter of 2001. Burger King cost of sales, as a percentage of Burger King restaurant sales, increased from 27.1% in the third quarter of 2000 to 29.1% in the third quarter of 2001. Higher promotional sales discounts at our Burger King restaurants, a 15.5% increase in beef commodity prices and lower supplier rebates in the third quarter of 2001 were partially offset by the effects of menu price increases since the third quarter of 2000. The impact of higher beef commodity costs was substantially offset by a reduction in the size of the Burger King regular hamburger patty. Pollo Tropical cost of sales, as a percentage of Pollo Tropical restaurant sales, decreased to 32.4% in the third quarter of 2001 from 33.2% in the third quarter of 2000 due to a decrease in contracted chicken prices from the prior year, partially offset by lower supplier rebates in 2001. Taco Cabana cost of sales, as a percentage of Taco Cabana restaurant sales, was 29.6% in the third quarter of 2001.

Restaurant wages and related expenses, as a percentage of total restaurant sales, decreased to 28.8% in the third quarter of 2001 from 29.0% in the third quarter of 2000. Burger King restaurant wages and related expenses, as a percentage of Burger King restaurant sales, decreased to 29.9% in the third quarter of 2001 from 30.3% in the third quarter of 2000. This decrease was due to the effect of higher Burger King sales volumes in the third quarter of 2001 on fixed labor costs and increased restaurant labor efficiencies. These factors were partially offset by higher restaurant level incentives related to attainment of cost and inventory control objectives and a 2.3% increase in the average productive hourly labor rate in the third quarter of 2001 at our Burger King restaurants. Pollo Tropical restaurant wages and related expenses, as a percentage of Pollo Tropical restaurant sales, increased from 23.3% in the third quarter of 2000 to 24.8% in the third quarter of 2001. This increase was due primarily to higher workers compensation insurance costs in 2001, labor incurred in conjunction with the rollout of our inventory systems to Pollo Tropical and a 2.1% increase in the average productive hourly labor rate. Taco Cabana restaurant wages and related expenses, as a percentage of Taco Cabana restaurant sales, were 28.5% in the third quarter of 2001. The inclusion of Taco Cabana in 2001 caused restaurant wages and related expenses, as a percentage of total restaurant sales, to decrease 0.1% from the third quarter of 2000.

Other restaurant operating expenses, including advertising, as a percentage of total restaurant sales, increased slightly from 23.9% in the third quarter of 2000 to 24.0% in the third quarter of 2001. Burger King other restaurant operating expenses, as a percentage of Burger King restaurant sales, decreased to 25.0% in the third quarter of 2001 from 25.5% in the third quarter of 2000. The decrease in the third quarter of 2001 for our Burger King restaurants was due to the effect of higher sales volumes on fixed occupancy and operating costs, as well as lower utility costs in 2001. These factors were partially offset by an increase in local Burger King advertising expenditures in the third quarter of 2001 compared to the third quarter of 2000. Other restaurant operating expenses, including advertising, at our Pollo Tropical restaurants, as a percentage of Pollo Tropical restaurant sales, increased from 16.9% in the third quarter of 2000 to 18.6% in the third quarter of 2001.

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                OF OPERATIONS AND FINANCIAL CONDITION (continued)

This increase was due in part to higher advertising expenditures in the third quarter of 2001 related to the timing of promotions, higher utility costs and the effect of increases in operating costs on flat comparable restaurant sales in the third quarter of 2001. Other restaurant operating expenses, including advertising, at our Taco Cabana restaurants in the third quarter of 2001 were 24.8%, as a percentage of Taco Cabana restaurant sales. Advertising expenditures at our Taco Cabana restaurants, as a percentage of Taco Cabana restaurant sales, were 6.4% in the third quarter of 2001 compared to 4.4% in the second quarter of 2001 due to an increased level of television advertising in the third quarter. We do not anticipate that Taco Cabana advertising expenditures, as a percentage of Taco Cabana sales, will be at this level in the future. The inclusion of Taco Cabana in 2001 caused other restaurant operating expenses, as a percentage of total restaurant sales, to increase 0.3% from the third quarter of 2000.

General and administrative expenses, as a percentage of total restaurant sales, decreased to 5.1% in the third quarter of 2001 from 5.5% in the third quarter of 2000. This decrease was due in part to higher sales volumes in the third quarter of 2001 at our Burger King restaurants, cost reductions and lower administrative bonus levels in the third quarter of 2001 compared to the third quarter of 2000. General and administrative expenses in the third quarter of 2001 increased $2.3 million over the third quarter of 2000 due to administrative functions included as part of the December 2000 acquisition of Taco Cabana.

Earnings before interest, taxes, depreciation and amortization, other income and non-cash extraordinary items ("EBITDA") increased to $21.4 million in the third quarter of 2001 from $15.7 million in the third quarter of 2000. As a percentage of total revenues, EBITDA margins decreased to 12.5% in the third quarter of 2001 from 13.5% in the third quarter of 2000 as a result of the factors discussed above.

Depreciation and amortization increased $4.0 million in the third quarter of 2001 from the third quarter of 2000, of which $2.8 million of the increase is due to the Company's acquisition of Taco Cabana in December 2000. The remaining increase is due to our capital expenditures, excluding acquisitions, of $42.3 million since the end of the third quarter of 2000.

Interest expense increased $2.3 million to $8.0 million in the third quarter of 2001 from $5.8 million in the third quarter of 2000, due to the acquisition of Taco Cabana in December 2000.

The provision for income taxes for the third quarter of 2001 was derived using an estimated annual effective income tax rate for 2001 of 80.6%. This rate is significantly higher than the Federal statutory tax rate due to the level of non-deductible amortization of franchise rights and certain other intangible assets, relative to our pretax income, and state franchise taxes. Our estimated annual effective income tax rate for 2001 is higher than our effective tax rate for the year ended December 31, 2000 of 50.7% due to the increase in the non-deductible amortization of intangible assets resulting from our acquisition of Taco Cabana in December 2000.

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                OF OPERATIONS AND FINANCIAL CONDITION (continued)

As a result of the foregoing, net income for the third quarter of 2001 was $420,000 compared to $1,277,000 in the third quarter of 2000.

Nine Months Ended September 30, 2001 Compared to Nine Months Ended September 30, 2000.

The following table sets forth, for the nine months ended September 30, 2001 and 2000, selected operating results as a percentage of restaurant sales:

                                                          2001        2000
                                                          ----        ----
Restaurant sales:
   Burger King                                            57.7%       80.7%
   Pollo Tropical                                         14.9        19.3
   Taco Cabana                                            27.4           -
                                                         -----       -----
                                                         100.0       100.0

Costs and expenses:
   Cost of sales                                          29.3        28.6
   Restaurant wages and related expenses                  29.2        29.1
   Other restaurant expenses including advertising        23.9        24.3
   General and administrative                              5.4         5.5
   Depreciation and amortization                           6.5         5.9
   Other income                                              -         (.4)

Income from restaurant operations                          6.0         7.3


Restaurant Sales
----------------

Total restaurant sales for the nine months ended September 30, 2001 increased 42.3% to $491.5 million from $345.3 million in 2000 due primarily to the acquisition of Taco Cabana Inc. in the fourth quarter of 2000 which added restaurant sales of $134.7 million for the nine months ended September 30, 2001. Burger King restaurant sales increased $5.0 million to $283.6 million for the nine months ended September 30, 2001 due to a 0.9% increase in comparable sales at our Burger King restaurants and the net addition of five Burger King restaurants in the twelve months ended September 30, 2001. Pollo Tropical sales increased $6.6 million in the first nine months of 2001 or 9.9%, compared to 2000. This increase was due to the opening of six additional restaurants in the twelve months ended September 30, 2001 and an increase of 0.7% in sales at comparable Pollo Tropical restaurants in the first nine months of 2001.

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                OF OPERATIONS AND FINANCIAL CONDITION (continued)

Operating Costs and Expenses
----------------------------

Cost of sales (food and paper costs), as a percentage of total restaurant sales, increased from 28.6% in the first nine months in 2000 to 29.3% in the first nine months of 2001. Burger King cost of sales, as a percentage of Burger King restaurant sales, increased from 27.5% in the first nine months of 2000 to 28.6% in the first nine months of 2001. This increase was due to higher promotional sales discounts, a 9.8% increase in beef commodity prices and lower supplier rebates in the first nine months of 2001. The impact of higher beef costs was substantially offset by a reduction in the size of the Burger King regular hamburger patty. These factors were also partially offset by improvements in food costs achieved by the implementation of new inventory control systems last year in our Burger King restaurants and the effects of menu price increases since the third quarter of 2000. Pollo Tropical cost of sales, as a percentage of Pollo Tropical restaurant sales, decreased to 32.4% in the first nine months of 2001 from 33.2% in the first nine months of 2000 due to lower commodity costs, including a decrease in our contracted chicken prices in 2001. Taco Cabana cost of sales, as a percentage of Taco Cabana restaurant sales, was 29.1% for the first nine months of 2001. The inclusion of Taco Cabana in 2001 caused cost of sales, as a percentage of total restaurant sales, to decrease 0.1% compared to the first nine months of 2000.

Restaurant wages and related expenses, as a percentage of total restaurant sales, increased slightly from 29.1% in the first nine months of 2000 to 29.2% in the first nine months of 2001. Burger King restaurant wages and related expenses, as a percentage of Burger King restaurant sales, increased from 30.5% in the first nine months of 2001 from 30.8% in the first nine months of 2000. The increase for our Burger King restaurants was due primarily to higher restaurant level incentives in 2001 related to the attainment of cost and inventory control objectives and the effect of labor rate increases on a comparable restaurant sales increase of 0.9% in 2001. These factors were offset slightly by the effect of menu price increases since the third quarter of 2000. Pollo Tropical restaurant wages and related expenses, as a percentage of Pollo Tropical restaurant sales, increased from 23.0% in the first nine months of 2001 to 24.0% in the first nine months of 2001. This increase was due to an increase in workers compensation costs in 2001 and the effect of labor rate increases on a comparable restaurant sales increase of 0.7% in 2001. Taco Cabana restaurant wages and related expenses, as a percentage of Taco Cabana restaurant sales, were 28.6% in the first nine months of 2001. The inclusion of Taco Cabana in 2001 caused restaurant wages and related expenses, as a percentage of total restaurant sales, to decrease 0.2% compared to the first nine months of 2000.

Other restaurant operating expenses, including advertising, as a percentage of total restaurant sales, decreased to 23.9% in the first nine months of 2001 from 24.3% in the first nine months of 2000. Burger King other restaurant operating expenses, including advertising, as a percentage of Burger King restaurant sales, decreased to 25.5% in the first nine months of 2001 from 25.8% in the first nine months of 2000. This decrease was due to reductions in local advertising expenditures in the first nine months of 2001 offset in part by an increase in utility costs in 2001, as a percentage of Burger King restaurant sales, of 0.2%. Other restaurant operating expenses, including advertising, at our Pollo Tropical restaurants increased, as a percentage of Pollo Tropical restaurant sales, from 18.1% in the first nine months of 2000 to 18.6% in the first nine months of 2001. This increase was due to higher utility costs in 2001 and the effect of increases in operating costs on a 0.7% comparable restaurant sales

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                OF OPERATIONS AND FINANCIAL CONDITION (continued)

increase in 2001, offset in part by lower advertising expenditures in 2001 related to the timing of promotions. Other restaurant operating expenses, including advertising, at our Taco Cabana restaurants in the first nine months of 2001 were 23.4% as a percentage of Taco Cabana restaurant sales. The inclusion of Taco Cabana in 2001 caused other restaurant operating expenses, as a percentage of total restaurant sales, to decrease 0.2% compared to the first nine months of 2000.

Other income of $1,365,000 in the first nine months of 2000 was a result of the Company ending its supply agreement with Ameriserve Food Distribution, Inc. This income represented the remaining unrecognized portion of contractual payments previously received and deferred at the inception of the agreement.

General and administrative expenses, as a percentage of total restaurant sales, decreased to 5.4% in the first nine months of 2001 from 5.5% in the first nine months of 2000. General and administrative expenses in the first nine months of 2001 increased $7.5 million over the first nine months of 2000 due to administrative functions included as part of the December 2000 acquisition of Taco Cabana.

Earnings before interest, taxes, depreciation and amortization, non-cash extraordinary items and other income ("EBITDA") increased to $61.5 million in the first nine months of 2001 from $44.1 million in the first nine months of 2000. As a percentage of total revenues, EBITDA margins were 12.5% in the first nine months of 2001 compared to 12.7% in 2000 as a result of the factors discussed above.

Depreciation and amortization increased $11.7 million in the first nine months of 2001 from the first nine months of 2000, of which $8.6 million is due to the Company's acquisition of Taco Cabana in December 2000. The remaining increase is due to our capital expenditures, excluding acquisitions, of $42.3 million since the end of the third quarter of 2000.

Interest expense increased $8.2 million to $25.6 million in the first nine months of 2001, from $17.4 million in the first nine months of 2000 due to the acquisition of Taco Cabana in December 2000.

    The provision for income taxes for the first nine months of 2001 was derived using an estimated annual effective income tax rate for 2001 of 80.6%. This rate is significantly higher than the Federal statutory tax rate due to the level of non-deductible amortization of franchise rights and certain other intangible assets, relative to our pretax income, and state franchise taxes. Our estimated effective income tax rate for 2001 is higher than our effective tax rate for the year ended December 31, 2000 of 50.7% due to the increase in the non-deductible amortization of intangible assets resulting from our acquisition of Taco Cabana in December 2000.

As a result of the foregoing, net income for the first nine months of 2001 was $744,000 compared to $3,900,000 in the first nine months of 2000.

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

On December 19, 2000 we acquired Taco Cabana, Inc. for approximately $154.7 million. We subsequently sold 25 fee owned properties for $29.4 million in a sale/leaseback transaction in December 2000, and used the proceeds from the sale to reduce the debt incurred for the acquisition.

Our operations in the first nine months of 2001 generated approximately $33.4 million in cash, compared with $39.5 million in the first nine months of 2000.

Capital expenditures represent a major investment of cash for us and, excluding acquisitions, were $33.5 million and $27.4 million in the first nine months of 2001 and 2000, respectively. Expenditures for new restaurant development were $12.0 million and $8.5 million in the first nine months of 2001 and 2000, respectively.

In 2001, we anticipate total capital expenditures of approximately $47 million to $48 million. These amounts include approximately $16 million for the construction of new restaurants and related real estate applicable to our three restaurant concepts as follows: $4 million for Burger King, $5 million for Taco Cabana and $7 million for Pollo Tropical. Also included in 2001 capital expenditures is approximately $11 million for remodeling existing Burger King restaurants and approximately $7 million of expenditures related to Burger King transformation initiatives. These initiatives require franchisees to invest in certain upgrades to their restaurants, including signage, a new drive-thru package and improvements to the kitchen. In 2000 we received $19.8 million from a fund established by the Coca-Cola Company and Dr. Pepper/Seven-Up, Inc. to be used in connection with these transformation initiatives. Other anticipated restaurant level capital expenditures in 2001 for ongoing reinvestment in our three concepts total approximately $12 million; with approximately $5.5 million applicable to Burger King, $4 million for Taco Cabana and $2.5 million for Pollo Tropical.

At September 30, 2001, we had total indebtedness of $371.7 million comprised of $170.0 million of unsecured 9.5% Senior Subordinated Notes due 2008, total borrowings under our senior credit facility of $196.2 million and other debt of $5.5 million. Our senior credit facility provides for a term

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                OF OPERATIONS AND FINANCIAL CONDITION (continued)

loan A facility, a term loan B facility and a $100 million revolving credit facility. At September 30, 2001, $144.8 was outstanding under the term loan A and B facilities and $43.9 million was available for borrowings under our revolving credit facility, after reserving $4.7 million for letters of credit guaranteed by the facility.

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

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

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

              Exhibit No.
              -----------

              3.3 Certificate of Amendment to the Restated Certificate of Incorporation of Carrols Holdings Corporation.

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

                                        CARROLS CORPORATION
                                        968 James Street
                                        Syracuse, New York 13203
                                        (Registrant)


Date: November 14, 2001                 /s/ Alan Vituli
                                        -----------------------------------
                                                          (Signature)
                                        Alan Vituli
                                        Chairman and Chief Executive Officer




Date: November 14, 2001                 /s/ Paul R. Flanders
                                        -----------------------------------
                                                     (Signature)
                                        Paul R. Flanders
                                        Vice President - Finance (Principal
                                        Financial Officer  and Principal
                                        Accounting Officer)