Form 10-K405
period 2001-12-31
CARROLS CORP
filed 2002-04-01
CIK 17927

================================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-K

               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                    For Fiscal Year Ended December 31, 2001

                        Commission File Number: 0-25629

                               -----------------

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

                   91/2% SENIOR SUBORDINATED NOTES DUE 2008

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

================================================================================

   The Company uses a 52-53 week fiscal year ending on the Sunday closest to December 31. All references herein to the fiscal years ended January 2, 2000, December 31, 2000 and December 30, 2001 will hereinafter be referred to as the fiscal years ended December 31, 1999, 2000 and 2001, respectively.

                                    PART I

   This 2001 Annual Report on Form 10-K contains statements which constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Those statements include statements regarding the intent, belief or current expectations of the Registrant and its management team. Investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements. Such risks and uncertainties include, among other things, competitive conditions, economic and regulatory factors, general economic conditions, fluctuations in commodity prices, availability of restaurant supply and distribution of product, liquidity of major distributors, labor and employee benefit costs, the outcome of pending or yet-to-be instituted legal proceedings, the ability of the Registrant to manage its growth and successfully implement its business strategy, the availability and terms of necessary or desirable financing or refinancing and other risks and uncertainties that are discussed herein.

ITEM 1.  BUSINESS

Overview

  Who We Are

   We are one of the largest restaurant companies in the U.S. operating 529 restaurants in 16 states. We are the second largest Burger King(R) franchisee in the world and have operated Burger King restaurants since 1976. We currently operate 361 Burger King restaurants located in 13 Northeastern, Midwestern and Southeastern states. We also operate two regional Hispanic restaurant chains, Taco Cabana and Pollo Tropical, which operate or franchise more than 200 restaurants.

   We have acquired and constructed Burger King restaurants resulting in a 55% increase in the number of restaurants we operate since the end of fiscal 1996. We have also enhanced the quality of operations and have increased our Burger King restaurant sales from $295.4 million in 1997 to $380.9 million in 2001.

   We have also expanded our operations during the past four years through the acquisition of two regional quick-casual Hispanic restaurant chains. In 1998 we acquired Pollo Tropical Inc., a restaurant chain featuring grilled marinated chicken and authentic "made from scratch" side dishes, for a cash purchase price of approximately $95 million. Since the acquisition we have expanded this concept by over 50% by opening 18 new Pollo Tropical restaurants. We currently have 54 company owned Pollo Tropical restaurants in Florida and franchise 26 Pollo Tropical restaurants, primarily in Puerto Rico. Total Pollo Tropical revenues from Company operated restaurants were $96.4 million in 2001.

   In December 2000 we acquired Taco Cabana Inc., a restaurant chain featuring Tex-Mex style food including flame-grilled beef and chicken fajitas, quesadillas, and fresh flour tortillas, for a total purchase price of approximately $155 million. We currently have 114 company owned Taco Cabana restaurants located in Texas and Oklahoma and 10 franchised Taco Cabana restaurants. In the fourth quarter of 2001 the Company decided to close its seven restaurants in the Phoenix, Arizona market which it completed in the first quarter of 2002. See Note 6 to the Consolidated Financial Statements in
Item 14. Total Taco Cabana revenues were $177.4 million in 2001.

   Due primarily to our acquisitions as well as the construction of new restaurants over the past five years, our total revenues have increased from $295.4 million in 1997 to $656.3 million in 2001. During this time frame our total EBITDA (earnings before interest, income taxes, depreciation, amortization and other income and expense) has increased over 250% from $32.5 million in 1997 to $82.7 million in 2001.

  The Industry

   We operate restaurants in the quick-service restaurant industry which includes hamburgers, pizza, chicken, various types of sandwiches, Mexican and other ethnic foods. Our Burger King restaurants operate in the hamburger segment of this industry. Our Hispanic brands, Taco Cabana and Pollo Tropical, are part of the quick-casual segment which combines the convenience of quick-serve restaurants with the menu variety, use of fresh ingredients and food quality of casual dining.

   The National Restaurant Association estimates that sales at quick-serve restaurants will increase 3.7% in 2002 and reach approximately $115.2 billion. According to Technomic Information Services, sales in this segment grew at a compound rate of 4.7% between 1995 and 2000 and are projected to increase at a compound rate of 5.8% between 2000 and 2005 including an increase of 4.1% in the hamburger segment. This growth reflects consumers' increasing desire for a convenient, reasonably priced restaurant experience. In addition, consumer need for meals prepared outside of the home, including takeout, has increased significantly over the past several years as a result of the greater numbers of working women and single parent families.

   Our Hispanic brands are also affected by other factors including the growing U.S. Hispanic population and increasing consumer demand for variety and ethnic foods. According to the U.S. Census Bureau, growth of the Hispanic population is projected to outpace overall population growth and increase from 11.8% of the total population in 2000 to 18.2% by 2025.

  Burger King

   Burger King is the second largest quick-service hamburger restaurant chain in the world, with approximately 11,400 restaurants throughout the U.S. and in 57 foreign countries. In fiscal 2001, Burger King Corporation ("BKC") reported worldwide sales of approximately $11.2 billion including $8.7 billion from its restaurants in the U.S. Burger King restaurants are quick-service restaurants of distinctive design which feature flame-broiled hamburgers and serve several widely known, trademarked products, the most popular being the WHOPPER(R) sandwich.

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

   Pollo Tropical opened its first company-owned restaurant in 1988 in Miami and its first international franchised restaurant in 1995 in Puerto Rico. As of December 31, 2001, we owned and operated 53 Pollo Tropical restaurants, all located in south and central Florida, and we franchised 26 Pollo Tropical restaurants, 18 of which are located in Puerto Rico, three each in Ecuador and El Salvador and one location each in Aruba and Miami. For the year ended December 31, 2001, Pollo Tropical's average restaurant sales were approximately $1.93 million, which we believe is among the highest in the quick-service restaurant industry.

  Taco Cabana

   Acquired in December 2000, our Taco Cabana restaurants feature fresh, premium quality Tex-Mex and traditional Mexican style food. Menu items include flame-grilled beef and chicken fajitas, quesadillas, traditional Mexican and American breakfasts, other Tex-Mex dishes and fresh-made flour tortillas. Many of Taco Cabana's menu items are "sharing" foods designed for families and large groups. Unlike many of its competitors, most menu items are made fresh daily in each of our Taco Cabana restaurants. Taco Cabana restaurants also offer a variety of beverage choices, including margaritas and beer.

   Taco Cabana pioneered the Mexican patio cafe concept with its first restaurant in 1978 and of the 114 restaurants we currently operate, 106 are located in Texas. For the year ended December 31, 2001, Taco Cabana's average restaurant sales were approximately $1.5 million.

   Our acquisitions of Taco Cabana and Pollo Tropical have provided the opportunity to:

  .   broaden our opportunities to build additional restaurants;

  . expand our geographic presence including areas with high population growth;

  .   diversify our revenue base;

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

   Burger King--Since the formation of BKC in 1954, the Burger King brand has become one of the most recognized brands in the restaurant industry. BKC spends between 4% and 5% of total system sales on advertising per year (approximately $2.3 billion over the past five years) to sustain and increase this high brand awareness. Strong brand recognition coupled with the quality and value of the food and convenience of its restaurants, has provided growth for the Burger King system.

   Our Hispanic Brands--Pollo Tropical is one of the most highly recognized quick-service restaurant brands in their core markets of south and central Florida. Taco Cabana is also a highly recognized brand particularly in its Texas core markets. Of the 114 Taco Cabana restaurants we currently operate, a total of 100 restaurants are concentrated in four major markets: San Antonio, Houston, Dallas/Fort Worth and Austin. We believe that the following factors have led to the success of both of these concepts:

  .   strong brand awareness in their respective markets;

  .   high quality freshly prepared food;

  .   high frequency of visits and loyalty among our Hispanic customers; and

  . strategic positioning of the menu to capitalize on the growing consumer preference for variety including ethnic foods.

   Stable Cash Flows. We believe that the stability of our operating cash flow is due to the proven success of our restaurant concepts and our consistent focus on restaurant operations. During the past five years, our restaurant level EBITDA (EBITDA before general and administrative expenses) margins for our Burger King restaurants ranged between 14.5% and 16.5% and averaged 15.7%. Over the same five year period, restaurant level EBITDA margins for our Pollo Tropical restaurants have ranged between 24.4% and 25.8% and averaged 25.1%. In 2001 the restaurant level EBITDA margin for our Taco Cabana restaurants was 18.4%. Aggregate cash flow from total Company operations has increased from $19.9 million in 1997 to $46.4 million in 2001. We believe that the stability and diversification of our cash flows provide us with adequate liquidity to meet our cash flow requirements and to achieve additional growth.

   Diversified Locations and Restaurant Concepts. Our Burger King restaurants are geographically dispersed over 13 states in the Northeast, Southeast and Great Lakes regions. Our acquisitions of Pollo Tropical with its restaurants in Florida, the Caribbean and Central and South America and Taco Cabana with its restaurants in Texas and Oklahoma have further expanded our geographic presence. We believe that multiple concepts operating in diverse geographic areas enable us to capitalize on regions that have rapidly growing populations and to further reduce our dependence on the economic performance of any one particular region or restaurant concept.

   Experienced Management Team with a Significant Equity Stake. Our senior management team, headed by Chairman and Chief Executive Officer Alan Vituli and President and Chief Operating Officer Daniel T. Accordino, has a long and successful history of developing, acquiring and operating quick-service restaurants. Under their leadership and direction, we have become the second largest Burger King franchisee in the world. Mr. Accordino oversees all Company operations. For our Burger King restaurants he leads a team of four regional operating directors who have an average of 27 years of restaurant industry experience and 50 district managers who have an average of 17 years of restaurant management experience in the Burger King system. In addition, Nicholas A. Castaldo, President and Chief Operating Officer of our Pollo Tropical Division, has over 20 years experience in the restaurant industry. Our management owns (on a diluted basis) approximately 12% of Carrols Holdings Corporation (Carrols Holdings), which owns 100% of our stock. Our regional and district managers also hold options to acquire equity in Carrols Holdings.

   Until March 27, 2002 we had employment agreements with Mr. Vituli and Mr. Accordino. Mr Vituli and Mr. Accordino are currently in discussions with our Compensation Committee of the Board of Directors with respect to entering into new employment agreements. See Item 11 Executive Compensation--Description of Employment Agreements on page 36.

Business Strategy

   Our business strategy is to continue to increase revenues and cash flow through the construction of new restaurants, selective acquisitions and to increase operating efficiencies. Based on our historical performance, we believe that this business strategy represents a low-risk growth plan. Our strategy is based on the following components:

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

   Develop Additional Restaurants in Existing Markets. We believe that our existing markets will continue to provide opportunities for the development of new restaurants. We look to develop restaurants in those of our markets that we believe are underpenetrated and where the demographic characteristics are favorable for the development of new restaurants. Our own staffs of real estate and construction professionals conduct our new restaurant development. Before developing a new restaurant, we conduct an extensive site selection and evaluation process that includes in-depth demographic, market and financial analysis. By selectively increasing the number of restaurants we operate in a particular market, we can effectively leverage our management, corporate infrastructure and local marketing while increasing brand awareness.

   Selectively Acquire Burger King Restaurants. The Burger King system is highly fragmented in the U.S., with approximately 7,700 Burger King restaurants being operated by approximately 1,600 franchisees. We expect to continue to be a buyer of Burger King restaurants and we believe that opportunities for selective acquisitions will continue in both existing and new geographic markets as smaller franchisees seek liquidity through the sale of their restaurants. As the second largest Burger King franchisee with a demonstrated ability to effectively integrate acquisitions, we believe that we are better positioned to capitalize on potential acquisitions than many other Burger King franchisees. We believe that by acquiring additional Burger King restaurants, we can achieve operating efficiencies from our ability to improve controls over restaurant food costs, more efficiently utilize labor, and achieve increased economies of scale by leveraging our corporate infrastructure and control systems.

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

   Consistently Provide Superior Customer Satisfaction. Our operations are focused on achieving a high level of customer satisfaction through quick, accurate and high-quality customer service. BKC and we have uniform operating standards and specifications relating to the following:

  .   quality;

  .   preparation and selection of menu items;

  .   maintenance and cleanliness; and

  .   employee conduct.

We closely supervise the operation of all of our restaurants to help ensure that standards and policies are followed and that product quality, customer service and cleanliness of the restaurants are maintained at high levels.

Overview of Restaurant Concepts

  Burger King Restaurants

   "Have It Your Way"(R) service, flame-broiling, generous portions and competitive prices characterize the Burger King system marketing strategy. Burger King restaurants feature flame-broiled hamburgers, the most popular of which is the WHOPPER(R) sandwich. The WHOPPER is a large, flame-broiled hamburger on a toasted bun garnished with a combination of mayonnaise, lettuce, onions, pickles and tomatoes. The basic menu of all Burger King restaurants consists of hamburgers, cheeseburgers, chicken and fish sandwiches, breakfast items, french fried potatoes, onion rings, salads, shakes, desserts, soft drinks, milk and coffee. In addition, promotional menu items are introduced periodically for limited periods. BKC continually seeks to develop new products as it endeavors to enhance the menu and service of Burger King restaurants.

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

   Our Burger King restaurants consist of one of several building types with various seating capacities. BKC's traditional restaurant contains approximately 2,800 to 3,200 square feet with seating capacity for 90 to 100 customers, has drive-thru service windows, and has adjacent parking areas. At December 31, 2001, 344 of our 359 Burger King restaurants were freestanding.

  Pollo Tropical Restaurants

   Pollo Tropical restaurants combine high quality, distinctive taste and an inviting tropical setting with the convenience and value pricing of quick-service restaurants. Pollo Tropical restaurants offer a unique selection of food items reflecting tropical and Caribbean influences and feature grilled fresh chicken marinated in a proprietary blend of tropical fruit juices and spices. Chicken is grilled in view of customers on large, custom, open-flame grills. Over time Pollo Tropical has broadened its selection by introducing additional menu items such as "island" pork, a line of "TropiChops(R)" (a bowl containing rice, black beans, chicken or pork), grilled steak served with our distinctive "Chimichurri" sauce and grilled fish which was introduced in early 2002. We also feature an array of distinctive and popular side dishes, including black beans and rice, yucatan fries and sweet plantains, as well as more traditional menu items such as french fries, corn, and tossed and caesar salads. We also offer freshly prepared tropical desserts, such as flan and tres leches.

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

  Taco Cabana

   Taco Cabana restaurants combine generous portions of fresh, premium quality Tex-Mex and traditional Mexican style food with the convenience and value pricing of quick-service restaurants. The restaurants provide interior, semi-enclosed and patio dining areas with a festive Mexican theme. Menu items include flame-grilled beef and chicken fajitas served on sizzling iron skillets, "Chicken Flameante"(TM) (a marinated rotisserie chicken), quesadillas, traditional Mexican and American breakfasts, other Tex-Mex dishes and fresh, hot flour tortillas. The menu items offered at our Taco Cabana restaurants are prepared at that restaurant from fresh meat and produce ingredients delivered by suppliers to most restaurants three times each week. Taco Cabana is committed to differentiating itself from other quick service competitors by utilizing fresh, high quality ingredients as well as the preparation of most items "from scratch". In order to simplify operations and provide a more consistent product, Taco Cabana also uses a number of pre-prepared items.

   In the third quarter of 2001 we introduced grilled chicken on a test basis in our Tulsa, Oklahoma market. As a result of the success of that test, we will begin installing additional grills in 2002 to allow for the introduction of grilled chicken in all our Taco Cabana restaurants over the next three years.

   Taco Cabana restaurants average approximately 3,200 square feet (exclusive of the exterior dining area) and provide seating for approximately 80 customers, with additional patio seating for approximately 50 customers. Taco Cabana restaurants are typically distinctive in appearance, conveying a Mexican theme and permitting easy identification by passing motorists. Substantially all of Taco Cabana's restaurants have been re-imaged over the past four years. The new prototype features rounded fronts, as well as Southwest accents such as a clay tile roof, heavy wood beams and a trellis that shades the patio area, and add the use of bright colors outside and inside, including colored tiles, doors, windows and awnings. Corrugated metal wall panels, aged wood finishes and distressed stainless steel counter tops are featured inside, all of which are intended to replicate an old Mexican cafe.

   Taco Cabana's interior restaurant design features display cooking that enables customers to observe fresh fajitas cooking on a grill, a machine making fresh, hot flour tortillas and the preparation of other food items. Upon entry, the customer places an order selected from an overhead menu board, proceeds down a service line to where the order is picked up, and then passes a Salsa Bar en route to the dining area. The distinctive Salsa Bar offers Taco Cabana customers freshly prepared, authentic Tex-Mex ingredients such as Salsa de Fuego (made with charred peppers and tomatoes,) pico de gallo and salsa (all "made from scratch" throughout the day at each restaurant), cilantro, pickled jalapeno slices, crisp chopped onions, and fresh sliced limes. According to the season, time of day and personal preference, our customers can choose to dine in the restaurant's brightly colored and festive interior dining area or in either the semi-enclosed or outdoor patio areas.

   We operate our Taco Cabana restaurants to enable customers to dine-in or take-out, as they choose. In most cases, the restaurants also provide the convenience of drive-thru windows which, in the aggregate, accounted for 46.3% of its restaurant sales for the year ended December 31, 2001. A majority of our Taco Cabana restaurants are open 24 hours a day. This strategy is continually evaluated for economic viability on a restaurant by restaurant basis.

Restaurant Economics

  Burger King Restaurants

   For fiscal 2001, our Burger King restaurants generated average sales of $1,079,000 and average restaurant level EBITDA of $171,000. Drive-thru sales contributed 59.1% of all restaurant sales. In all but 15 locations, which are primarily in malls, our Burger King restaurants have a drive-thru window. Percentages of total sales by day part were as follows for the year ended December 31, 2001:

          Breakfast........................................      14.4%
          Lunch............................................      33.4%
          Dinner...........................................      27.0%
          Late Afternoon & Late Night Snacks............... Remainder

   The average sales transaction was $4.22 in 2001.

   The cost of the franchise fee, equipment, seating, signage and other interior costs of a standard new Burger King restaurant is approximately $365,000 (excluding the cost of the land, building, and site improvements). The cost of land generally ranges from $350,000 to $500,000. The cost of building and site improvements generally ranges from $525,000 to $600,000. We typically lease the real estate associated with our Burger King restaurants.

  Pollo Tropical Restaurants

   For the year ended December 31, 2001, our Pollo Tropical restaurants generated average sales of $1,929,000 and average restaurant level EBITDA of $471,000. Pollo Tropical restaurant sales are well balanced by method of service and by day part. For 2001, drive-thru sales contributed 38.0% of restaurant sales and take-out sales accounted for 22.4% of total sales. Percentages of total sales by day part are as follows:

            Lunch............................................ 45.9%
            Dinner........................................... 54.1%

      The average sales transaction was $8.11 in 2001.

   The cost of equipment, seating, signage and other interior costs of a standard new Pollo Tropical restaurant are approximately $350,000 (excluding the cost of the land, building, and site improvements). The cost of land generally ranges from $550,000 to $700,000. The cost of building and site improvements generally ranges from $650,000 to $725,000. We generally lease the real estate associated with our Pollo Tropical restaurants.

  Taco Cabana Restaurants

   For the year ended December 31, 2001, our Taco Cabana restaurants generated average restaurant sales of $1,478,000 and average restaurant level EBITDA of $272,000.

   The majority of our Taco Cabana restaurants are open 24 hours a day. Sales at the restaurants are balanced by day part. Percentages of total sales by day part are as follows:

          Breakfast........................................   14.7%
          Lunch............................................   22.4%
          Dinner...........................................   24.1%
          Late Night (9pm to 12am).........................   16.4%
          Other (2pm to 5pm and 12am to 6am)............... Remainder

   The average sales transaction was $6.63 in 2001.

   The cost of equipment, seating, signage and other interior costs of a standard new Taco Cabana restaurant total approximately $460,000 (excluding the cost of the land, building and site improvements). The cost of the land generally ranges from $600,000 to $750,000. The cost of building and site improvements generally ranges from $550,000 to $650,000. We will typically lease the real estate associated with our Taco Cabana restaurants.

Restaurant Locations

   The following table sets forth the locations of the 359 Burger King restaurants we operated at December 31, 2001.

                                                              Total
         State                                             Restaurants
         -----                                             -----------
         Connecticut......................................       1
         Indiana..........................................       5
         Kentucky.........................................      10
         Maine............................................       5
         Massachusetts....................................       2
         Michigan.........................................      27
         New Jersey.......................................       2
         New York.........................................     153
         North Carolina...................................      39
         Ohio.............................................      79
         Pennsylvania.....................................      13
         South Carolina...................................      22
         Vermont..........................................       1
                                                               ---
            Total.........................................     359
                                                               ===

   As of December 31, 2001, we owned and operated 53 Pollo Tropical restaurants, all located in Florida. In addition, of our 26 franchised Pollo Tropical restaurants, 18 are located in Puerto Rico, Ecuador and El Salvador each have three locations and Aruba and Miami each have one location.

   As of December 31, 2001, we owned and operated 120 Taco Cabana restaurants and franchised 10 Taco Cabana restaurants located in the following states:

                                                Owned   Franchised Total
                                                -----   ---------- -----
        Texas..................................  106         6      112
        Oklahoma...............................    8        --        8
        Arizona................................    6(a)     --        6
        New Mexico.............................   --         2        2
        Georgia................................   --         1        1
        Indiana................................   --         1        1
                                                 ---        --      ---
          Total................................  120        10      130
                                                 ===        ==      ===

--------
(a) These restaurants were closed in February 2002.

Operations

  Management Structure

   We conduct substantially all of our executive management, finance, marketing and operations support functions from our corporate headquarters in Syracuse, New York, our Pollo Tropical headquarters in Miami, Florida or our Taco Cabana headquarters in San Antonio, Texas. Our Burger King operations are overseen by four regional directors with an average of 27 years of restaurant industry experience, two of whom are vice presidents. Fifty district supervisors, that have an average of 17 years of restaurant management experience in the Burger King system, support the regional directors. The management structure for Pollo Tropical consists of a Vice President of Operations who is supported by six district supervisors. The management structure of Taco Cabana consists of an Executive Vice President of Operations, who has over 25 years of restaurant experience, and two regional vice presidents supported by 16 district supervisors.

   For each of our brands, a district supervisor is responsible for the direct oversight of the day-to-day operations of an average of seven restaurants. Typically, district supervisors have previously served as restaurant managers at one of our restaurants. Both regional directors and district supervisors are compensated with a fixed salary plus an incentive bonus based upon the performance of the restaurants under their supervision. Typically, our restaurants are staffed with hourly employees who are supervised by a salaried manager and two or three salaried assistant managers.

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

  Management Information Systems

   We believe that our management information systems, which are more sophisticated than systems typically utilized by smaller Burger King franchisees and other small quick-service restaurant operators, provide us with the ability to more efficiently manage our restaurants and to ensure consistent application of operating controls throughout the chain. Our size also affords us the ability to maintain an in-house staff of information and restaurant systems professionals dedicated to continuously enhancing our existing systems. In addition, these capabilities allow us to integrate newly acquired restaurants and to leverage our investments in information technology over a large base of restaurants.

   Both our Burger King and Taco Cabana restaurants employ state-of-the-art, touch-screen point-of-sale (POS) systems that are designed to facilitate accuracy and speed of order taking. These systems are user-friendly, require limited cashier training and improve speed-of-service through the use of conversational order-taking techniques. The POS systems are integrated with PC-based applications at the restaurant that are designed to facilitate financial and management control of our restaurant operations.

   Our restaurant systems provide daily tracking and reporting of traffic counts, menu item sales, labor and food data, and other key operating information for each restaurant. We electronically communicate with our restaurants on a daily basis enabling us to collect this information for use in our corporate management systems. Our Corporate and divisional administrative headquarters house client/server-based systems that support all of our accounting, operating and reporting systems. We also operate a 24-hour, 7-day help desk at our corporate headquarters that enables us to provide systems and operational support to our Burger King restaurant operations as required. Among other things, our restaurant information systems provide us with the ability to:

  . monitor labor utilization and sales trends on a real-time basis at each restaurant enabling the store manager to effectively manage to established labor standards on a timely basis;

  . minimize shrinkage using restaurant-level inventory management and centralized standard costing systems;

  . analyze sales and product mix data to help restaurant management personnel forecast production levels;

  .   monitor day-part drive-thru speed of service at each of our restaurants.

  . systematically communicate human resource and payroll data to our administrative offices for efficient centralized management of labor costing and payroll processing;

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

   In order to obtain a successor franchise agreement with BKC, a franchisee is typically required to make capital improvements to the Burger King restaurant to bring the Burger King restaurant up to BKC's then-current design standards. The required capital improvements will vary widely depending upon the magnitude of the required changes and the degree to which we have made interim changes to the restaurant. Our average remodeling costs for the 67 restaurants we have remodeled in the past two years was approximately $365,000. We have four franchise agreements expiring in 2002, and one each in 2003 and 2004.

   We believe that we have a good relationship with BKC and that we will satisfy BKC's normal successor franchise agreement policies. Accordingly, we believe that successor franchise agreements with BKC will be granted on a timely basis by BKC at the expiration of our existing franchise agreements with BKC. Historically, BKC has granted each of our requests for a successor franchise agreement for our restaurants. We cannot assure you, however, that BKC will continue to grant each of our requests for successor franchise agreements.

   In addition to the initial franchise fee, we generally pay a monthly royalty of 3 1/2% of the gross revenues from our Burger King restaurants to BKC on our existing restaurants. We also contribute a minimum of 4% of restaurant sales from our Burger King restaurants to fund BKC's national and regional advertising. BKC engages in substantial national advertising and promotional activities and other efforts to maintain and enhance the Burger King brand. We supplement BKC's marketing with local advertising and promotional campaigns. See "Business--Advertising and Promotion."

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

  Franchise Fee Changes and Early Successor Program

   On July 1, 2000, BKC increased its royalty and franchise fees for most new restaurants. The franchise fee for new restaurants increased from $40,000 to $50,000 for a 20-year agreement and the royalty rate increased from 31/2% of sales to 41/2% of sales, after a transitional period. For franchise agreements entered into during the transitional period, the royalty rate will be 4% of sales for the first 10 years and 41/2% of sales for the balance of the term.

   For new restaurants, the transitional period is from July 1, 2000 through June 30, 2003. As of July 1, 2003, the royalty rate will become 41/2% of sales for the full term of new restaurant franchise agreements. As of July 1, 2001, existing restaurants that renew their franchise agreements will pay a royalty of 41/2% of sales for the full term of the renewed agreement. The advertising contribution will remain at 4% of sales. The royalty rates for existing franchise agreements are not affected by these changes until the time of renewal.

   BKC offered a voluntary program to encourage franchisees to accelerate the renewal of their franchise agreements. Franchisees that elected to participate in the Early Successor Incentive Program were required to make capital improvements in their restaurants to bring them up to BKC's current design image. Franchise agreements entered into under this program contain special provisions regarding the royalty rates including a reduction in the royalty for a period of time.

   For commitments made prior to July 1, 2000 to renew franchise agreements under BKC's Fiscal 2000 early successor program, the renewal franchise fee remained at $40,000. The royalty rate under this program remains at 31/2% through March 31, 2002, at which time it will then be reduced to 23/4% for the following five-year period. The royalty rate reverts back to 31/2% effective April 1, 2007 for the remainder of any of the initial franchise term, and then increases to 41/2% for the balance of the new agreement.

   For commitments made between July 1, 2000 and June 30, 2001 to renew franchise agreements under BKC's Fiscal 2001 early successor program, the renewal franchise fee increased to $50,000. The royalty rate will remain at 31/2% through September 30, 2002, at which time it will be reduced to 3% for a three-year period. The royalty rate reverts back to 31/2% effective October 1, 2005 for the remainder of any of the initial franchise term, and then increases to 41/2% for the balance of the new agreement. The capital improvements required in conjunction with the successor franchise renewal under this program must be completed by June 30, 2002.

   After evaluating the applicable royalty reductions and the acceleration of the required capital improvements, we elected to renew 48 franchise agreements under BKC's early successor programs. The Company's total Burger King remodeling expenditures, which include expenditures for these early successor programs, was $20.2 million in 2001, $12.7 million in 2000 and $9.8 million in 1999.

  Transformation Initiatives

   Over the past two years BKC has instituted initiatives to encourage and facilitate franchisees' investment in certain upgrades to their restaurants. These transformation initiatives include the installation of new signage with the new Burger King logos, a new drive-thru equipment package, and where necessary, expenditures for painting, parking lot maintenance and landscaping. In addition BKC has defined enhancements to the kitchen including a new high-speed toaster, improved product holding units and a new self-loading broiler capable of cooking at different speeds and temperatures facilitating the preparation of a wider variety of menu items. By an amendment to our franchise agreements, we committed:

  .   to install the new signage in substantially all of our restaurants;

  . to "spruce up" our restaurants in 2000 to the extent necessary, including painting, parking lot sealing/striping, and landscaping;

  . to install the new drive-thru package which includes new menu boards, an order confirmation unit and improved speaker system; and

  . to roll-out and install the new kitchen initiatives as approved and mandated by BKC which currently include improved toasting and holding equipment (Phase I initiatives) and a new broiler (Phase II initiatives).

   BKC also arranged for the Coca-Cola Company and Dr. Pepper/Seven-Up, Inc. to make funds available to franchisees to be used in connection with the transformation initiatives. By agreeing to make the investments associated with the transformation initiatives, we received $56,000 per restaurant in 2000, or approximately $19.8 million in the aggregate, from the fund established by Coca-Cola and Dr. Pepper. We also received $1.6 million from this fund on a supplemental basis in 2001 pertaining to completing the drive-thru package.

   At the end of 2001 we had completed the drive-thru upgrades in approximately 80% of our Burger King restaurants, were two-thirds complete with the Phase I Kitchen upgrades and 20% complete with respect to new signage.

   We have made a total of $9.0 million of expenditures related to these activities over the past two years. We currently anticipate expenditures of $7.5 million in 2002 and between $4.5 million and $5.0 million in 2003 to complete these initiatives.

Pollo Tropical Franchise Operations

   At December 31, 2001 Pollo Tropical had five franchisees operating a total of 26 Pollo Tropical restaurants located in Puerto Rico, Ecuador, Aruba, El Salvador and Miami. While our existing franchisees may open new restaurants from time to time, we are not actively expanding our franchising operations at the present time.

   Our standard franchise agreement under which we franchise Pollo Tropical restaurants to independent restaurant operators has a 15-year term (with one 15-year renewal option). It provides for an initial payment by the franchisee of a portion of all franchise fees upon signing of the area development and franchise agreements, with the remainder due before the opening of the franchisee's Pollo Tropical restaurants. The franchisee also pays a continuing royalty, based upon gross sales. The terms and conditions of these franchise agreements will vary depending upon a number of factors, including:

  .   the experience and resources of the franchisee;

  .   the size and density of the covered territory;

  .   the number of units to be developed;

  .   the schedule for development;

  .   capital requirements; and

  .   fee and royalty arrangements.

   All franchisees are required to operate their restaurants in compliance with certain methods, standards and specifications developed by Pollo Tropical regarding such matters as menu items, recipes, food preparation, materials, supplies, services, fixtures, furnishings, decor and signs. The franchisees have discretion to determine the prices to be charged to customers. In addition, all franchisees are required to purchase substantially all food, ingredients, supplies and materials from suppliers approved by us.

Taco Cabana Franchise Operations

   As of December 31, 2001, Taco Cabana had five franchisees operating a total of 10 Taco Cabana restaurants. Taco Cabana did not enter into any new franchise agreements during 2001 and does not currently anticipate entering into any new franchise agreements during 2002.

Advertising and Promotion

   The efficiency and quality of advertising and promotional programs can significantly affect quick-service restaurant businesses. We believe that one of the major advantages of being a Burger King franchisee is the value of the extensive regional and national advertising and promotional programs conducted by BKC. In addition to the benefits derived from BKC's advertising spending, we supplement BKC's advertising and promotional activities with local advertising and promotions, including the purchase of additional television, radio and print advertising. Our concentration of restaurants in many of our markets permits us to leverage advertising in those markets. We also utilize promotional programs, such as combination value meals and discounted prices, targeted to our customers, in order to create a flexible and directed marketing program.

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

   We believe that brand awareness for our Pollo Tropical restaurants is extremely high because of the concentration of our restaurants in the south Florida markets. Pollo Tropical restaurants are clustered in target markets which maximizes the effectiveness of our advertising efforts. Pollo Tropical advertises in both English and Spanish media throughout the year, including television, radio and print advertising. Pollo Tropical also has marketed at the individual restaurant level through special price offerings and unique promotional and public relations programs. Pollo Tropical spent approximately 3.7%, 3.9%, and 4.0% of restaurant sales on advertising in 2001, 2000, and 1999, respectively.

   Taco Cabana utilizes an integrated, multi-level marketing approach that includes periodic chain-wide promotions, direct mail, in-store promotions, local store marketing and other strategies, including the use of radio advertising in its major markets. In 2001 television advertising was also utilized as well as combination value meals, and, to a lesser extent, discounted prices. As a percentage of restaurant sales, Taco Cabana's advertising expenditures were approximately 5.1% in 2001 and approximately 3.8% in 2000 and 1999. The increase in advertising expenditures in 2001, as a percentage of restaurant sales, was due to the use of television advertising which had not been done for several years. We anticipate that Taco Cabana's advertising expenditures will decrease to 4% to 4.5% of restaurant sales in 2002 .

Supplies and Distribution

   We are a member of a national purchasing cooperative created for the Burger King system known as Restaurant Services, Inc. Restaurant Services Inc. is a non-profit independent cooperative which acts as the purchasing agent for approved distributors to the system and serves to negotiate the lowest cost for the Burger King system. We use our purchasing power to negotiate directly with certain other vendors, to obtain favorable pricing and terms for supplying our restaurants.

   For our Burger King restaurants, we are required to purchase all of our foodstuffs, paper goods and packaging materials from BKC-approved suppliers. We may purchase non-food items such as kitchen utensils, equipment maintenance tools and other supplies from any suitable source provided that such items meet BKC product uniformity standards. All BKC-approved suppliers are required to purchase foodstuffs and supplies from BKC-approved manufacturers and purveyors. BKC is responsible for monitoring quality control and supervision of these manufacturers and conducts regular visits to observe the preparation of foodstuffs, and to run various tests to ensure that only high quality foodstuffs are sold to BKC-approved suppliers. In addition, BKC coordinates and supervises audits of approved suppliers and distributors to determine continuing product specification compliance and to ensure that manufacturing plant and distribution center standards are met.

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

   For our Pollo Tropical and Taco Cabana restaurants, we have negotiated directly with local and national suppliers for the purchase of food and beverage products and supplies to ensure consistent quality and freshness and to obtain competitive prices. Pollo Tropical and Taco Cabana restaurant's food and supplies are ordered from approved suppliers and are shipped directly to the restaurants. Both brands are responsible for monitoring quality control and supervision of these suppliers and conduct inspections to observe the preparation and quality of products purchased. For our Taco Cabana restaurants, SYGMA Network, Inc. (SYGMA) serves as the primary distributor of food and beverage products and supplies. SYGMA purchases, warehouses and distributes products for these restaurants under a distribution service agreement that expires on August 9, 2003.

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

   We also operate in accordance with quality assurance and health standards set by Federal, state and local governmental laws and regulations. These standards include food preparation rules regarding, among other things, minimum cooking times and temperatures, maximum time standards for holding prepared food, food handling guidelines and cleanliness. To maintain these standards, we conduct unscheduled inspections of our restaurants. In addition, restaurant managers conduct internal inspections for taste, quality, cleanliness and food safety on a regular basis.

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

   A significant number of our food service personnel are paid at rates related to the Federal minimum wage and, accordingly, increases in the minimum wage have increased wage rates at our restaurants in the past.

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

   Taco Cabana is subject to state "dram-shop" laws in the states in which it operates. Dram-shop laws provide a person injured by an intoxicated person the right to recover damages from an establishment that wrongfully served alcoholic beverages to the intoxicated person. We have specific insurance that covers claims arising under dram-shop laws.

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

Competition

   The quick-service and quick-casual restaurant industries are highly competitive with respect to price, service, location and food quality. In each of our markets, our restaurants compete with a large number of national and regional restaurant chains, as well as locally owned restaurants, offering low and medium-priced fare. Convenience stores, delicatessens and food counters in grocery stores; cafeterias and other purveyors of moderately priced and quickly prepared foods also compete with us.

   We believe that:

  .   product quality and taste;

  .   brand recognition;

  .   convenience of location;

  .   speed of service;

  .   menu variety;

  .   price; and

  .   ambiance

are the most important competitive factors in the quick-service restaurant industry and that our three concepts effectively compete in each category.

   With respect to our Burger King restaurants, which are part of the quick-service hamburger segment, our largest competitors are McDonald's and Wendy's. According to publicly available information, as of December 31, 2000, McDonald's U.S. operations comprised 12,804 restaurants and had U.S. systemwide sales for the year ended December 31, 2000 of $19.6 billion. As of December 31, 2000, Wendy's U.S. operations comprised 5,095 restaurants and had total U.S. systemwide sales for the year ended December 31, 2000 of $5.8 billion.

   In addition to quick-service hamburger restaurant chains, Pollo Tropical's competitors include national and regional chicken-based concepts, such as Boston Market and KFC, as well as other types of quick-service restaurants.

   Taco Cabana's restaurants compete both with quick-service operators, including those in the quick-serve Mexican segment such as Taco Bell, and traditional casual dining Mexican restaurants. We believe that Taco Cabana's combination of freshly prepared food, distinctive ambiance and superior service help to distinguish Taco Cabana restaurants from quick-service operators, while Taco Cabana's price-value relationship enables it to compete favorably with more expensive casual dining Mexican restaurants.

Employees

   At December 31, 2001, we employed approximately 16,100 persons of whom approximately 370 were supervisory and administrative personnel and 15,730 were restaurant operating personnel. None of our employees are covered by collective bargaining agreements. We believe that our relations with our employees are good.

ITEM 2. PROPERTIES

   At December 31, 2001 we owned or leased the following restaurant properties:

                                         Owned    Leased   Leased
                                         Land;    Land;    Land;
                                         Owned    Owned    Leased
                                        Building Building Building Total
                                        -------- -------- -------- -----
Restaurants--operating(a)..............    51       66      415(b)  532
Restaurants under construction.........     8        2      --       10
Excess properties:
  Leased to others.....................    --       --        4       4
  Available for sale or lease(b).......     2       --        6       8
                                           --       --      ---     ---
Total restaurant properties............    61       68      425     554
                                           ==       ==      ===     ===

--------
(a) Includes six Taco Cabana restaurants closed in February 2002 in the Phoenix, Arizona market.
(b) Includes 15 restaurants located in mall shopping centers.

   As of December 31, 2001 we leased 93% of our Burger King restaurant locations, 87% of our Pollo Tropical restaurant locations and 85% of our Taco Cabana restaurant locations. We typically enter into leases (including options to renew) from 20 to 40 years. The average remaining term for all leases, excluding options, is approximately 20 years. Generally, we have been able to renew leases, upon or prior to their expiration, at the prevailing market rates.

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

ITEM 3. LEGAL PROCEEDINGS

   On November 16, 1998, the Equal Employment Opportunity Commission ("EEOC") filed suit in the United States District Court for the Northern District of New York, under Title VII of the Civil Rights Act of 1964, as amended, against the Company. The complaint alleges that the Company has engaged in a pattern and practice of unlawful discrimination, harassment and retaliation against former and current female employees of the Company over the course of many years. At present the EEOC has identified approximately 400 individuals it believes represent the class of claimants; however, that number may increase as the litigation progresses. The EEOC is seeking monetary and injunctive relief from the Company.

   The case is in the later stages of written discovery. It is too early to make an evaluation of the likelihood of an unfavorable outcome or estimate of the amount or range of potential loss. Consequently it is not possible to predict what adverse impact, if any, this case could have on the Company's financial condition. We intend to contest the case vigorously and believe it is without merit.

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

   There were no cash dividends paid during fiscal 2001, 2000 and 1999.

ITEM 6.  SELECTED FINANCIAL DATA

   The selected historical financial information presented below at the end of and for each of the fiscal years ended December 31, 1997, 1998, 1999, 2000 and 2001 have been derived from the Carrols' audited consolidated financial statements. Our acquisition of Pollo Tropical was completed in July 1998 and, as a result, Carrols' audited financial statements as of and for the year ended December 31, 1998 include the results of operations for Pollo Tropical since July 10, 1998. Our acquisition of Taco Cabana was completed in December 2000 and, as a result, Carrols' audited financial statements as of and for the year ended December 31, 2000 include the results of operations for Taco Cabana since December 20, 2000. The following selected financial information should be read in conjunction with Carrols' Consolidated Financial Statements and accompanying Notes as of December 31, 2001 and 2000 and for the fiscal years ended December 31, 2001, 2000 and 1999 in Item 14 and Management's Discussion and Analysis of Financial Condition and Results of Operations in Item 7.

                                                           Year Ended December 31,
                                             --------------------------------------------------
                                               1997     1998(1)     1999      2000       2001
                                             --------  ---------  --------  ---------  --------
                                                           (Dollars in thousands)
Statement of Operations Data:
   Restaurant sales......................... $295,436  $ 416,190  $455,440  $ 465,862  $654,710
   Franchise royalty revenues and fees......       --        395     1,039      1,039     1,579
                                             --------  ---------  --------  ---------  --------
       Total revenues.......................  295,436    416,585   456,479    466,901   656,289
   Costs and expenses:......................
   Cost of sales............................   85,542    122,620   137,279    132,646   189,947
   Restaurant wages and related expenses....   89,447    121,732   134,125    135,787   192,214
   Other restaurant operating expenses......   61,691     82,710    89,093     91,595   127,181
   Advertising expense......................   13,122     18,615    20,618     20,554    28,830
   General and administrative...............   13,121     19,219    23,102     26,403    35,393
   Depreciation and amortization............   15,102     20,005    23,898     28,856    43,495
   Other expense (income ) (2)..............       --         --        --     (1,365)    8,841
                                             --------  ---------  --------  ---------  --------
       Total operating expenses.............  278,025    384,901   428,115    434,476   625,901
                                             --------  ---------  --------  ---------  --------
Income from operations......................   17,411     31,684    28,364     32,425    30,388
Refinancing expenses........................       --      1,639        --         --        --
Interest expense............................   14,598     21,068    22,386     23,666    32,988
                                             --------  ---------  --------  ---------  --------
Income (loss) before income taxes and
  extraordinary loss........................    2,813      8,977     5,978      8,759    (2,600)
Provision for income taxes..................      655      4,847     3,826      4,441     1,364
                                             --------  ---------  --------  ---------  --------
Income (loss) before extraordinary loss.....    2,158      4,130     2,152      4,318    (3,964)
Extraordinary loss on extinguishment of
  debt, net of tax benefit..................       --      3,701     1,099        350        --
                                             --------  ---------  --------  ---------  --------
Net income (loss)........................... $  2,158  $     429  $  1,053  $   3,968  $ (3,964)
                                             ========  =========  ========  =========  ========

Balance Sheet Data (At Period End):
Total assets................................ $215,328  $ 318,810  $320,027  $ 476,912  $474,003
Working capital deficiency..................  (18,293)   (10,633)  (21,696)   (25,943)  (33,198)
Total long-term debt(3).....................  160,287    261,522   253,494    371,138   373,644
Stockholder's equity........................   17,447     13,998    15,051     19,019    15,055

Other Financial Data:
EBITDA(4)................................... $ 32,513  $  45,411  $ 52,262  $  59,916  $ 80,936
Adjusted EBITDA(5)..........................   32,513     51,689    52,262     59,916    82,724
Adjusted EBITDA margin......................     11.0%      12.4%     11.4%      12.8%     12.6%
Cash provided from operating activities.....   19,940     23,273    38,173     49,720    46,435
Cash used for investing activities..........  (95,383)  (126,504)  (48,935)  (190,818)  (49,156)
Cash provided from financing activities.....   76,381    107,756     5,886    141,909     2,414
Capital expenditures, excluding acquisitions   18,210     33,295    45,332     36,157    47,575

                                                         Year Ended December 31,
                                               -----------------------------------------
                                                1997    1998(1)  1999     2000     2001
                                               ------   ------- ------   ------   ------
                                                         (Dollars in thousands)

Operating Statistics:
Total number of restaurants...................    335      383     397      521      532
Burger King:
   Number of restaurants (at end of period)...    335      343     352      355      359
   Average number of restaurants..............    280      339     344      352      353
   Average annual sales per restaurant........ $1,055   $1,124  $1,082   $1,055   $1,079
   Percentage change in comparable restaurant
     sales(1).................................   (1.4)%    6.2%   (2.5)%   (2.5)%    1.3%
Pollo Tropical (6):
   Number of restaurants (at end of period)...     36       40      45       49       53
   Average number of restaurants..............     35       37      42       46       50
   Average annual sales per restaurant........ $1,861   $1,985  $1,952   $1,951    1,929
   Percentage change in comparable restaurant
     sales (1)................................    4.2%     7.8%    0.7%     1.7%    (0.3)%
Taco Cabana (6):
   Number of restaurants (at end of period)...     98      102     109      117      120
   Average number of restaurants..............    107      101     106      113      120
   Average annual sales per restaurant........ $1,220   $1,402  $1,487   $1,510   $1,478
   Percentage change in comparable
     restaurant sales (1).....................   (2.5)%    6.3%    5.5%     3.4%     1.6%

--------
(1) The year ended December 31, 1998 included 53 weeks; all other years presented include 52 weeks. The percentage change in comparable restaurant sales for the year ended December 31, 1998 has been calculated using a comparable number of weeks from the prior year. The percentage change in comparable Burger King restaurant sales using the actual number of weeks in the year ended December 31, 1998 was 7.9%. The percentage change in comparable restaurant sales is calculated using only those restaurants that have been open since the beginning of the earliest period being compared. (12 months in the case of Burger King and 18 months for Pollo Tropical and Taco Cabana.)
(2) Other income in 2000 was from the recognition of previously deferred contractual payments received from Ameriserve Food Distribution, Inc. which were recognized upon termination of the related supply agreement in 2000. Other expense in 2001 resulted from the closure of seven Taco Cabana restaurants in the Phoenix, Arizona market and the discontinuance of restaurant development in that market. See Note 6 to the Consolidated Financial Statements in Item 14.
(3) Includes capital lease obligations and other debt, which was $5.1 million at December 31, 2001.
(4) EBITDA is defined as income before interest, income taxes, depreciation and amortization, non-cash extraordinary items and non-cash other income and expense. EBITDA is presented because we believe it is a useful financial indicator for measuring a company's ability to service and/or incur indebtedness. However, EBITDA should not be considered as an alternative to net income as a measure of operating results or to cash flows as a measure of liquidity in accordance with generally accepted accounting principles.
(5) Adjusted EBITDA is defined as EBITDA plus refinancing expenses of $1,639,000 in 1998, the redemption premium of $4,639,000 associated with the retirement of debt in 1998 and other expense of $1,788,000 in 2001 related to the closure of seven Taco Cabana restaurants.
(6) Pollo Tropical was acquired in July 1998 and Taco Cabana was acquired in December 2000. Average restaurants, average sales and comparable sales data for periods prior to the respective acquisition are presented for informational purposes only.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Overview

   We are one of the largest restaurant companies in the U. S. currently operating 529 restaurants in 16 states. We are the second largest Burger King franchisee in the world, and have operated Burger King restaurants since 1976. As of December 31, 2001, we operated 359 Burger King restaurants located in 13 Northeastern, Midwestern and Southeastern states. We also operate two regional Hispanic restaurant chains, Taco Cabana and Pollo Tropical, which operate or franchise more than 200 restaurants.

   We have acquired and constructed additional Burger King restaurants resulting in a 55% increase in the number of Burger King restaurants we operate since the end of fiscal 1996. Burger King restaurant sales have grown from $295.4 million in 1997 to $380.9 million in 2001.

   We have also expanded our operations during the past four years through the acquisition of two regional quick-casual Hispanic restaurant chains. In July 1998, we acquired Pollo Tropical Inc., a restaurant chain featuring grilled marinated chicken and authentic "made from scratch" side dishes. Since the acquisition we have opened 18 new Pollo Tropical restaurants and at December 31, 2001 we had 53 company owned Pollo Tropical restaurants in Florida and 26 franchised Pollo Tropical restaurants, 18 of which are in Puerto Rico.

   In December 2000 we acquired Taco Cabana Inc., a restaurant chain featuring Tex-Mex style food including flame-grilled beef and chicken fajitas, quesadillas, and fresh flour tortillas. As of December 31, 2001 we had 120 company owned Taco Cabana restaurants located primarily in Texas and 10 franchised Taco Cabana restaurants. When we acquired Taco Cabana, there was considerable momentum on an expansion into the Phoenix, Arizona market. While we believe that this could ultimately be a successful expansion market, this market was extremely under-penetrated and our seven Taco Cabana restaurants in Phoenix were not likely to achieve acceptable performance in the near-term without aggressive expansion. Therefore, in the fourth quarter of 2001, we decided to close our seven restaurants in the Phoenix, Arizona market and discontinue restaurant development underway in that market. One Taco Cabana restaurant in Phoenix was closed in December 2001 and our six remaining Taco Cabana restaurants in the Phoenix, Arizona market were closed in the first quarter of 2002. This decision resulted in a charge to other expense of $8.8 million in the fourth quarter of 2001, representing $7.1 million in asset impairments, primarily leasehold improvements, and $1.7 million in future occupancy and other exit costs. The anticipated cash outlays pertaining to these costs, to be funded by operations, are $1.1 million in 2002 with the remainder in 2003. See Note 6 to the Consolidated Financial Statements in Item
14. Due to our acquisition of Taco Cabana on December 19, 2000 our results for the year ended December 31, 2000 include the operations of Taco Cabana from December 20, 2000.

   We use a 52-53 week fiscal year ending on the Sunday closest to December 31. The years ended December 31, 2001, 2000 and 1999 each contains 52 weeks.

Significant Accounting Policies

   Financial Reporting Release No. 60, which was released by the Securities and Exchange Commission in December 2001, requires all companies to include a discussion of critical accounting policies or methods used in the preparation of financial statements. Note 1 of the consolidated financial statements, included elsewhere in this Form 10-K, includes a summary of the significant accounting policies and methods used in the preparation of our consolidated financial statements. The following is a brief discussion of the more significant accounting policies and methods used by the Company.

   The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make assumptions and estimates that can have a material impact on our results of operations. Sales recognition at company operated restaurants is straightforward as customers pay for products at the time of sale and inventory turns over very quickly. Payments to vendors for products sold in the restaurants are generally settled within 30 days. The earnings reporting process is covered by our system of internal controls, and generally does not require significant management estimates and judgments. However, estimates and judgments are inherent in the assessment and recording of insurance liabilities, accrued occupancy costs, legal obligations and income taxes. While we apply our judgment based on assumptions believed to be reasonable under the circumstances, actual results could vary from these assumptions. It is possible that materially different amounts would be reported using different assumptions.

   We make estimates of accrued occupancy costs pertaining to closed restaurant locations on an ongoing basis. These estimates require assessment and continuous evaluation of a number of factors such as the remaining contractual period under our lease obligations, the amount of sublease income, if any, we are able to realize on a particular property and estimates of other costs such as property taxes. Differences between actual future events and prior estimates could result in adjustments to these accrued costs.

   We are self-insured for most workers' compensation, general liability and medical insurance claims. We record insurance liabilities based on historical and industry trends, which are continually monitored, and adjust accruals as warranted by changing circumstances. Since there are many estimates and assumptions involved in recording these insurance liabilities, differences between actual future events and prior estimates and assumptions could result in adjustments to these liabilities.

   In the normal course of business, we must make estimates of potential future legal obligations and liabilities, which require the use of management's judgment. Management may also use outside legal advice to assist in the estimating process. However, the ultimate outcome of various legal issues could be different than management estimates, and adjustments to income could be required.

   We record income tax liabilities utilizing known obligations and estimates of potential obligations. We are required to record a valuation allowance if the value of estimated deferred tax assets are different from those recorded. This would include making estimates and judgments on future taxable income, the consideration of feasible tax planning strategies and existing facts and circumstances. When the amount of deferred tax assets to be realized is different from that recorded, the asset balance and income statement would reflect the change in the period such determination is made.

Results of Operations

   The following table sets forth, for fiscal years 1999, 2000 and 2001, selected operating results of Carrols as a percentage of total restaurant sales:

                                                       Year Ended December 31,
                                                       ----------------------
                                                        1999    2000    2001
                                                       -----   -----    -----
   Restaurants sales:
      Burger King.....................................  81.8%    79.7%   60.5%
      Pollo Tropical..................................  18.2%    19.1%   13.9%
      Taco Cabana.....................................    --      1.2%   25.6%
                                                       -----   -----    -----
   Total restaurant sales............................. 100.0%   100.0%  100.0%
   Costs and expenses:
      Cost of sales...................................  30.1%    28.5%   29.0%
      Restaurant wages and related expenses...........  29.4%    29.1%   29.4%
      Other restaurant expenses including advertising.  24.1%    24.1%   23.8%
      General and administrative......................   5.1%     5.7%    5.4%
      Depreciation and amortization...................   5.2%     6.2%    6.6%
      Other expense (income)..........................    --      (.3)%   1.4%
                                                       -----   -----    -----
   Income from restaurant operations..................   6.1%     6.7%    4.4%
                                                       =====   =====    =====

Fiscal 2001 Compared to Fiscal 2000

   We acquired three Burger King restaurants and opened two new Burger King restaurants in 2001. We also opened four new Pollo Tropical restaurants and five new Taco Cabana restaurants in 2001. In 2001 we also closed one underperforming Burger King restaurant and one underperforming Taco Cabana restaurant, in addition to our activities pertaining to the Phoenix, Arizona market discussed above. The results of operations for Taco Cabana from December 20, 2000 are included in our consolidated operating results for 2000. Taco Cabana had restaurant sales for this period of $5.6 million, pretax income of $.5 million and EBITDA of $.9 million.

   Restaurant Sales. Total revenues for the year ended December 31, 2001 increased 40.6% to $656.3 million from $466.9 million in 2000 due primarily to the acquisition of Taco Cabana Inc. in the fourth quarter of 2000 which added restaurant sales of $177.4 million for the year ended December 31, 2001. Burger King restaurant sales increased $9.5 million to $380.9 million for the year ended December 31, 2001 due in part to a 1.3% increase in sales at our comparable Burger King restaurants (those units operating for the entirety of the compared periods) and the net addition of seven Burger King restaurants in 2001 and 2000. Sales at our comparable Burger King restaurants increased 3.2% in the fourth quarter of 2001. Pollo Tropical sales increased $7.5 million for the year ended December 31, 2001, or 8.4%, compared to 2000. This increase was due to the opening of eight Pollo Tropical restaurants during the year ended December 31, 2001 and 2000. Sales trends at our Pollo Tropical restaurants were negatively impacted following the tragedy on September 11, 2001 and its effect on the tourism industry and the Florida economy. Sales at our comparable Pollo Tropical restaurants decreased 3.8% in the fourth quarter of 2001 and 0.3% for the year ended December 31, 2001.

   Operating Costs and Expenses. Cost of sales (food and paper costs), as a percentage of total restaurant sales, increased from 28.5% in 2000 to 29.0% in 2001. Burger King cost of sales, as a percentage of Burger King restaurant sales, increased from 27.3% in 2000 to 28.1% in 2001 due to higher promotional sales discounts, a 10.5% increase in beef commodity prices and lower supplier rebates in 2001. The impact of higher beef costs was substantially offset by a slight reduction in the size of the Burger King regular hamburger patty. These factors were also partially offset by improvements in food costs achieved by the implementation of new inventory control systems last year in our Burger King restaurants and the effects of menu price increases in 2001 and the fourth quarter of 2000. Pollo Tropical cost of sales, as a percentage of Pollo Tropical restaurant sales, decreased to 32.2% in 2001 from 33.2% in 2000 due primarily to lower commodity costs, including a decrease in our contracted chicken prices in 2001. Taco Cabana cost of sales, as a percentage of Taco Cabana restaurant sales, was 29.2% for the year ended December 31, 2001. The inclusion of Taco Cabana, acquired in December 2000, caused total cost of sales, as a percentage of total restaurant sales, to decrease 0.1% compared to the year ended December 31, 2000.

   Restaurant wages and related expenses, as a percentage of total restaurant sales, increased from 29.1% in 2000 to 29.4% in 2001. Burger King restaurant wages and related expenses, as a percentage of Burger King restaurant sales, increased from 30.5% in 2000 to 30.7% in 2001. The increase for our Burger King restaurants was due primarily to higher restaurant level incentives in 2001 related to the attainment of cost and inventory control objectives and the effect of labor rate increases on a comparable Burger King restaurant sales increase of 1.3% in 2001. These factors were offset slightly by the effect of menu price increases in 2001 and the fourth quarter of 2000. Pollo Tropical restaurant wages and related expenses, as a percentage of Pollo Tropical restaurant sales, increased from 23.5% in 2000 to 24.8% in 2001. This increase was due to an increase in workers compensation costs in 2001 and the effect of a comparable restaurant sales decrease of 0.3% in 2001 on fixed labor costs and labor rate increases. These Pollo Tropical increases in 2001 over 2000 were offset in part by lower medical insurance costs in 2001 compared to 2000. Taco Cabana restaurant wages and related expenses, as a percentage of Taco Cabana restaurant sales, were 28.8% for the year ended December 31, 2001. The inclusion of Taco Cabana in 2001 caused total restaurant wages and related expenses, as a percentage of total restaurant sales, to decrease 0.2% compared to the year ended December 31, 2000.

   Other restaurant operating expenses, including advertising, as a percentage of total restaurant sales, decreased to 23.8% in 2001 from 24.1% in 2000. Burger King other restaurant operating expenses, including advertising, as a percentage of Burger King restaurant sales, decreased to 25.3% in 2001 from 25.7% in 2000. This decrease was due to reductions in local advertising expenditures in 2001 offset in part by an increase in utility costs in 2001, as a percentage of Burger King restaurant sales, of 0.1%. Other restaurant operating expenses, including advertising, at our Pollo Tropical restaurants increased, as a percentage of Pollo Tropical restaurant sales, from 17.7% in 2000 to 18.5% in 2001. This increase was due to an increase in utility costs in 2001, as a percentage of Pollo Tropical restaurant sales, of 0.5% and the effect of increases in operating costs on a 0.3% comparable restaurant sales decrease in 2001, offset in part by lower advertising expenditures in 2001. Other restaurant operating expenses, including advertising, at our Taco Cabana restaurants for the year ended December 31, 2001 were 23.6%, as a percentage of Taco Cabana restaurant sales. The inclusion of Taco Cabana in 2001 caused total other restaurant operating expenses, as a percentage of total restaurant sales, to decrease 0.1% compared to the year ended December 31, 2000.

   General and administrative expenses, as a percentage of total restaurant sales, decreased to 5.4% in 2001 from 5.7% in 2000 due in part to lower administrative bonus levels. General and administrative expenses in 2001 increased $9.0 million over 2000 due to administrative functions included as part of the December 2000 acquisition of Taco Cabana.

   EBITDA. Earnings before interest, taxes, depreciation and amortization, non-cash extraordinary items and other income and expense ("EBITDA") increased to $82.7 million in 2001 from $59.9 million in 2000. As a percentage of total revenues, EBITDA margins were 12.6% in 2001 compared to 12.8% in 2000 as a result of the factors discussed above.

   Other Expense. Other expense in 2001 of $8.8 million is the result of management's decision to close seven Taco Cabana restaurants in its Phoenix, Arizona market and discontinue restaurant development underway in that market. See Note 6 to the Consolidated Financial Statements in Item 14.

   Depreciation and Amortization. Depreciation and amortization increased $14.6 million in 2001 compared to 2000, of which $11.4 million is due to the Company's acquisition of Taco Cabana in December 2000. The remaining increase is due to our Burger King and Pollo Tropical capital expenditures of $76.5 million since the beginning of 2000.

   Interest Expense. Interest expense increased $9.3 million to $33.0 million in 2001 from $23.7 million in 2000 due to the acquisition of Taco Cabana in December 2000. Lower interest rates in 2001 on our LIBOR based debt caused our average weighted interest rate on all debt to decrease to 8.5% in 2001 from 9.4% in 2000.

   Income Taxes. The provision for income taxes for the year ended December 31, 2001 of $1.4 million is due to the level of non-deductible amortization of franchise rights and certain other intangible assets, relative to our pretax loss, and state franchise taxes not based on income. Our effective income tax rate for 2001 of 52.5% is higher than our effective tax rate for the year ended December 31, 2000 of 50.7% due to the increase in the non-deductible amortization of intangible assets resulting from our acquisition of Taco Cabana in December 2000.

   Net Income (Loss). As a result of the foregoing, the Company had a net loss of $3,964,000 for the year ended December 31, 2001 compared to net income of $3,968,000 for the year ended December 31, 2000. Net income in 2000 includes an extraordinary loss of $350,000, which is net of income taxes, for the write-off of unamortized debt issue costs related to the refinancing of our senior credit facility in 2000.

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

   Operating Costs and Expenses. Cost of sales (food and paper costs), as a percentage of total restaurant sales, decreased to 28.5% in 2000 from 30.1% in 1999. Burger King cost of sales, as a percentage of Burger King sales, decreased from 29.1% in 1999 to 27.3% in 2000 and Pollo Tropical cost of sales, as a percentage of Pollo Tropical sales, decreased from 34.8% in 1999 to 33.2% in 2000. These decreases, in part, are due to improvements in our food cost management systems and related investments in restaurant information systems. They also reflect menu price increases since the third quarter of 1999 at our Burger King restaurants and menu price increases in the first quarter of 2000 of approximately 1% at our Pollo Tropical restaurants. These decreases are also due to higher supplier rebates for both Burger King and Pollo Tropical, including the amortization of rebates received in 2000 from our soft drink suppliers, and due to favorable commodity costs, particularly chicken, for Pollo Tropical. These factors were offset, in part, by an increase in beef costs at our Burger King restaurants in 2000.

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

   General and administrative expenses, as a percentage of total restaurant sales, increased from 5.1% in 1999 to 5.7% in 2000. This increase is due in part to lower sales volumes in our Burger King restaurants in 2000, increased levels of information systems support associated with the installation of restaurant point-of-sale systems and increases in management incentives.

   EBITDA. EBITDA increased from $52.3 million in 1999 to $59.9 million in 2000. As a percentage of total revenues, EBITDA increased from 11.4% in 1999 to 12.8% in 2000 as a result of the factors discussed above.

   Other Income. Other income of $1,365,000 in 2000 was a result of the Company ending its supply agreement with Ameriserve Food Distribution, Inc. This income represented the remaining unrecognized portion of contractual payments previously received and deferred at the inception of the agreement.

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

  .   restaurant operations are substantially conducted on a cash basis;

  .   rapid turnover results in a limited investment in inventories; and

  . cash from sales is usually received before related accounts for food, supplies and payroll become due.

   Our cash requirements arise primarily from:

  .   the need to finance the opening and equipping of new restaurants;

  .   ongoing capital reinvestment in our existing restaurants;

  .   the acquisition of restaurants; and

  .   servicing our debt.

   Our 2001 operations generated approximately $46.4 million in cash, compared to $49.7 million during 2000 and $38.2 million in 1999.

   Our capital expenditures included the acquisitions of Taco Cabana for $154.7 million in December 2000 and Pollo Tropical in July 1998 for approximately $95 million. We also acquired three Burger King restaurants in 2001 and six Burger King restaurants in 1999 for a total of $5.4 million.

   Capital expenditures represent a major investment of cash for us and totaled, excluding acquisitions, $47.6 million in 2001, $36.2 million in 2000 and $45.3 million in 1999. Expenditures for new restaurant development were $14.5 million in 2001, $11.3 million in 2000 and $14.1 million in 1999. These expenditures included construction costs and related equipment for 17 new Burger King restaurants and 14 new Pollo Tropical restaurants opened in the past three years. These expenditures in 2001 also included construction costs and related equipment for five new Taco Cabana restaurants.

   Our capital expenditures also include remodeling costs and capital maintenance projects for the ongoing reinvestment and enhancement of our restaurants. Remodeling expenditures for our Burger King restaurants have totaled $42.7 million since the beginning of 1999. These expenditures have been made to enhance the operations of our Burger King restaurants, reinvest in properties associated with the renewal of franchises, including 48 restaurants where we elected to renew their franchise agreements under Burger King Corporation's early successor program, and for expenditures related to Burger King transformation initiatives, which include new signage, drive-thru improvements and kitchen initiatives. See Transformation Initiatives on page 14.

   In 2000, we completed the installation of restaurant point-of sale and management systems for our Burger King restaurants, which began in 1999. In 1999, we substantially completed the upgrade of corporate information and decision support systems for our Burger King restaurants. These projects resulted in incremental capital investments that totaled $5.7 million and $11.9 million in 2000 and 1999, respectively.

   In December 2000, we generated $29.5 million from the sale and leaseback of 25 Taco Cabana restaurant properties. The proceeds were used to reduce the debt associated with the Taco Cabana acquisition. During 1999, we generated $14.8 million from the sale and leaseback of eight Burger King restaurant properties and five Pollo Tropical restaurant properties. The proceeds from the 1999 transaction were used to reduce outstanding debt.

   At December 31, 2001, we had total outstanding borrowings of $373.6 million comprised of the $170.0 million principal amount of outstanding senior subordinated notes, borrowings under our senior credit facility of $198.5 million and other debt, including capital leases, of $5.1 million.

   On December 19, 2000, we entered into a new senior credit facility with JP Morgan Chase Bank, as agent and lender, and a syndicate of other lenders. This new facility was used to finance the acquisition of Taco Cabana and to refinance outstanding borrowings under our previous credit facility. The new facility provides for total borrowings of $250 million and consists of a $100 million revolving credit facility (including a standby letter of credit facility for up to $10 million), a $70 million term loan A facility and an $80 million term loan B facility. At December 31, 2001, $143 million was outstanding on the term A and B facilities. At December 31, 2001, $37.1 million was available for borrowings under our revolving credit facility, after reserving $7.4 million for letters of credit guaranteed by the facility.

   The revolving credit and the term loan A facilities expire on December 31, 2005, however the revolving credit facility is eligible for a one-year extension upon request and unanimous approval of the lenders. The term loan B facility expires on December 31, 2007. The term loan A facility is repayable in increasing quarterly installments through September 30, 2005 with a final payment of $24.6 million due December 31, 2005. The term loan B facility is repayable in increasing quarterly installments through September 30, 2007 with a final payment of $13.8 million due December 31, 2007. Principal repayments required in 2001 under the term A and B facilities totaled $7.0 million. Borrowings under our credit facility bear interest, at our option, of either:

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

   In 2002, we anticipate total capital expenditures of approximately $58 million to $62 million, excluding the cost of any acquisitions that we may make. These expenditures include approximately $21 million to $25 million for the construction of new restaurants and related real estate applicable to our three restaurant concepts as follows: $4 million to $5 million for Burger King; $10 million to $12 million for Taco Cabana and $7 million to

$8 million for Pollo Tropical. Also included in 2002 capital expenditures is approximately $15 million for remodeling existing Burger King restaurants and approximately $7.5 million for expenditures related to Burger King transformation initiatives. Other anticipated restaurant level capital expenditures in 2002 for ongoing reinvestment in our three concepts total approximately $13 million; with approximately $4 million applicable to our Burger King restaurants, $7.5 million for Taco Cabana and $1.5 million for Pollo Tropical. Taco Cabana 2002 expenditures include approximately $4 million of expenditures pertaining to the installation of additional grills in our Taco Cabana restaurants to facilitate the introduction of grilled chicken.

   Interest payments under our senior subordinated notes and other existing debt obligations represent significant liquidity requirements for us. We believe that cash generated from our operations and availability under our revolving credit facility will provide sufficient cash availability to cover our working capital needs, capital expenditures, planned development and debt service requirements for fiscal 2002.

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

   To the extent applicable, see Notes 1 and 5 to the Financial Statements.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

   The Index to Financial statements attached hereto is set forth in Item 14.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

   There have been no changes in or disagreements with the Company's independent accountants on accounting or financial disclosures.

                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

   The following table sets forth information about our directors, executive officers and other named officers:

           Name          Age            Position with the Company
           ----          ---            -------------------------
   Alan Vituli.......... 60  Chairman of the Board and Chief Executive Office
   Daniel T. Accordino.. 51  President, Chief Operating Officer and Director
   Paul R. Flanders..... 45  Vice President--Finance and Treasurer
   Joseph A. Zirkman.... 41  Vice President, General Counsel and Secretary
   Timothy J. LaLonde... 45  Vice President--Controller
   Nicholas A. Castaldo. 50  President and Chief Operating Officer--Pollo
                             Tropical
   Benjamin D. Chereskin 43  Director
   James M. Conlon...... 34  Director
   David J. Mathies, Jr. 54  Director
   Robin P. Selati...... 35  Director
   Clayton E. Wilhite... 56  Director

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

   Daniel T. Accordino has been President, Chief Operating Officer and a Director since February 1993. Before that, Mr. Accordino served as Executive Vice President--Operations from December 1986 and as Senior Vice President from April 1984. From 1979 to April 1984 he was Vice President responsible for restaurant operations, having previously served as our Assistant Director of Restaurant Operations. Mr. Accordino has been an employee of the Company since 1972.

   Paul R. Flanders has been Vice President--Finance and Treasurer since April 1997. Before joining us, he was Vice President--Corporate Controller of Fay's Incorporated, a retailing chain, from 1989 to 1997, and Vice President--Corporate Controller for Computer Consoles, Inc., a computer systems manufacturer, from 1982 to 1989. Mr. Flanders was also associated with the accounting firm of Touche Ross & Co. from 1977 to 1982.

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

   Benjamin D. Chereskin has served as a Director since March 1997. Mr. Chereskin is a Managing Director of Madison Dearborn Partners, LLC, a private equity firm, and co-founded the firm in 1993. Before that, Mr. Chereskin was with First Chicago Venture Capital for nine years. Mr. Chereskin also serves on the Board of Directors of Cornerstone Brands, Inc.; Tuesday Morning Corporation; NWL Holdings, Inc.; Family Christian Stores, Inc.; and Auto DAQ.

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

   David J. Mathies, Jr. has served as a Director since 1996. Mr. Mathies presently consults for Dilmun Investments, Inc., an investment advisory firm, on a part-time basis. Previously he served as President of Dilmun Investments, Inc. from 1988 to February 2002. From 1971 to 1988, he was employed by Mellon Bank, as head of their Pension Management Group, providing investment management services to middle market clients.

   Robin P. Selati has served as a Director since March 1997. Mr. Selati is a Managing Director of Madison Dearborn Partners, LLC, a private equity firm, and joined the firm in 1993. Before 1993, Mr. Selati was associated with Alex Brown & Sons Incorporated in the consumer/retail investment banking group. Mr. Selati also serves on the Board of Directors of Peter Piper, Inc., Tuesday Morning Corporation; NWL Holdings, Inc.; Beverages & More, Inc.; Family Christian Stores, Inc.; and Ruth's Chris Steak House, Inc.

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

ITEM 11.  EXECUTIVE COMPENSATION

   The following tables set forth certain information for the fiscal years ended December 31, 2001, 2000 and 1999 for our Chief Executive Officer and our next four most highly compensated executive officers who were serving as executive officers at December 31, 2001 and whose annual compensation exceeded $100,000. Stock option data refers to the stock options of Holdings.

                          SUMMARY COMPENSATION TABLE

                                                                           Long-Term
                                                                          Compensation
                                                                          ------------
                                                    Annual Compensation    Securities
                                                   ----------------------  Underlying
Name and Principal Position                        Year  Salary  Bonus(a)  Options(#)
---------------------------                        ---- -------- -------- ------------
Alan Vituli....................................... 2001 $500,004       --       --
 Chairman of the Board and Chief Executive Officer 2000  475,008 $498,758       --
                                                   1999  450,000       --       --
Daniel T. Accordino............................... 2001 $380,004       --       --
 President, Chief Operating Officer and Director   2000  360,000 $324,000       --
                                                   1999  340,000       --       --
Nicholas A. Castaldo.............................. 2001 $330,000       --
 President and Chief Operating Officer,            2000  315,000 $121,276       --
 Pollo Tropical Division                           1999  300,000  300,000       --
Paul R. Flanders.................................. 2001 $181,500       --    1,000
 Vice President, Finance and Treasurer             2000  162,500 $121,875      325
                                                   1999  152,503       --      300
Joseph A. Zirkman................................. 2001 $148,632       --    1,000
 Vice President, General Counsel and Secretary     2000  154,000 $115,500      300
                                                   1999  140,000       --      272

--------
(a) We provide bonus compensation to executive officers based on an individual's achievement of certain specified objectives and our achievement of specified increases in stockholder value. Under the Company's executive bonus plans, bonuses earned above certain specified percentages of each executive's compensation are subject to deferral to be paid out in the three succeeding years provided that stockholder value (division stockholder value in the case of Mr. Castaldo) is at least equal to what it was in the year that the bonus was earned. Of the bonus earned in 2000 by Mr. Vituli, Mr. Accordino, Mr. Flanders and Mr. Zirkman, $120,177, $108,000, $40,625 and $38,500, respectively, was subject to deferral. Mr. Castaldo's 2000 bonus was not subject to any deferral; $150,000 of his 1999 bonus was subject to deferral.

                                            Option Grants in Last Fiscal Year
                                        ----------------------------------------- -
                                                                                  Potential Realizable
                                                   % of Total                       Value at Assumed
                                        Number of   Options   Exercise            Annual Rates of Stock
                                        Securities  Granted    Price                Appreciation for
                                        Underlying     to      (Price                Option Term (b)
                                         Options   Employees    per    Expiration    ---------------
Name                                    Granted(a)  in 2001    Share)     Date        5%        10%
----                                    ----------  -------    ------     ----        --        ---
Paul R. Flanders.......................   1,000       17.0%   $113.00  12/31/2011 $71,065    $180,093
Joseph A. Zirkman......................   1,000       17.0%   $113.00  12/31/2011  71,065     180,093

--------
(a) Stock option grants were granted under the 1996 Long-Term Incentive Plan. These options become exercisable at the rate of 25% per year beginning on December 31, 2001.
(b) Potential realizable value is based on an assumption that the price of Holdings' common shares appreciates at 5% and 10% annually (compounded) from the date of grant until the end of the option term. These calculations are based on requirements promulgated by the Commission and are not intended to forecast possible future appreciation of the stock price.

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

Description of Plans

   Employee Retirement Plan. We offer our Burger King Division and corporate salaried employees the option to participate in the Carrols Corporation Retirement Savings Plan, which as amended April 1, 1999, offers both a post-tax savings option and a savings option pursuant to section 401(k) of the Internal Revenue Code. Participating employees may contribute up to 18% of their salary annually to either savings option, subject to certain limitations. In accordance with the plan, we match up to $1,040 of an employee's mandatory contributions by contributing $0.50 for each dollar contributed by the employee. Employees are fully vested in their own contributions; employees become vested in our contributions beginning in the fourth year of service and are fully vested after seven years of service or upon retirement at age 65 with five years service, death, or permanent or total disability. If any of the foregoing events occurs, benefits may be paid out in a single cash lump sum or in periodic installments over not more than the employee's assumed life expectancy. The employee's contributions may be withdrawn at any time, subject to restrictions on future contributions. Our matching contributions may be withdrawn under certain conditions of financial necessity or hardship as defined in the plan. Our contributions to the plan totaled $327,000, $344,000 and $245,000 for the years ended December 31, 2001, 2000 and 1999, respectively.

   Pollo Tropical 401(k) Savings Plan. Pollo Tropical has an employee savings plan pursuant to Section 401(k) of the Internal Revenue Code. All employees who are age 21 or older and who have been credited with at least 1,000 hours of service within twelve consecutive months are eligible to participate in the plan. Employees may elect to contribute an amount not to exceed the amount permitted under the Internal Revenue Code. We make discretionary matching contributions, which are allocated to participants based on the participant's eligible deferrals during the plan year. Employees are fully vested in their contributions. Our contributions vest at a rate of 33% for each complete year of service. Our contributions to this 401(k) plan totaled $24,000, $39,000 and $29,000 for the years ended December 31, 2001, 2000 and 1999, respectively.

   Taco Cabana 401(k) Savings Plan. Under the Taco Cabana Savings and Retirement Plan, all employees who are age 21 or older and who have been credited with at least 1,000 hours of service within 12 consecutive months are eligible to participate in the plan. Employees may contribute up to 15% of their salary on a pre-tax basis, and may self-direct contributions to various investment options. During 2000, the plan was modified to include a contribution equal to $.25 for every $1.00 contributed to the plan up to 3% of an employee's salary. Contributions vest at a rate of 20% per year over 5 years. Our contributions to this 401(k) plan totaled $33,000 in 2001.

   The Company is in the process of merging the three 401(k) plans described above and expects this to be completed in 2002.

   Bonus Plans. We have cash bonus plans designed to promote and reward excellent performance by providing employees with incentive compensation. Key senior management executives of each operating division can be eligible for bonuses equal to varying percentages of their respective annual salaries determined by our performance as well as the division's performance.

   Long-Term Incentive Plans. Carrols Holdings Corporation maintains several long-term incentive plans as follows:

                                                                          Number of
                                                                           Options
                                                                          Authorized
                                                                          ----------
Carrols Holdings Corporation 1996 Long-Term Incentive Plan...............  111,250
Carrols Holdings Corporation 1998 Directors' Stock Option Plan...........   10,000
Carrols Holdings Corporation 1998 Pollo Tropical Long-Term Incentive Plan  100,000
Carrols Holdings Corporation 2001 Taco Cabana Long-Term Incentive Plan...  500,000

   These plans are designed to advance our interests and the interests of Holdings by providing an additional incentive to attract, retain and motivate qualified and competent persons through the encouragement of stock ownership or stock appreciation rights in Holdings. Under the terms of these plans, we may grant awards such as "Incentive Stock Options" (as defined under Section 422 of the Internal Revenue Code), nonqualified stock options, stock appreciation rights, restricted stock, performance shares and performance units and other stock-based awards to certain of our employees, including executive officers, and our subsidiaries' officers and employees. Eligibility under the 1998 Directors' Plan is limited to non-employee Directors of our Board. Directors that are our employees or employees of Holdings, Madison Dearborn Capital Partners or BIB Holdings, or any of their respective affiliates are not eligible under this plan.

   The 1996 Long-Term Incentive Plan and the 1998 Directors' Stock permits the Compensation Committee of the Board of Directors of Holdings to grant, from time to time, options to purchase shares of Holdings' Carrols class of common stock. The 1998 Pollo Tropical plan provides for the granting of options to purchase shares of Holdings' Pollo Tropical class of common stock and the 2001 Taco Cabana plan provides for the granting of options to purchase shares of Holdings' Taco Cabana class of common stock.

   The vesting periods for options and the expiration dates for exercisability of options granted under these plans are determined by Holdings' Compensation Committee; however, the exercise period for an option granted may not exceed ten years from the date of the grant. Holdings' Compensation Committee determines the option exercise price per share of any option granted; however, the option price per share of an option intended to qualify as an Incentive Stock Option shall not be less than the fair market value of the applicable class of Holdings' common stock on the date such option is granted. Payment of such option exercise price shall be made:

   (1) in cash;

   (2) by delivering shares of Holdings' common stock already owned by the holder of such options;

   (3) by delivering a promissory note;

   (4) by a combination of any of the foregoing, in accordance with the terms of the particular plan, the applicable stock option agreement and any applicable guidelines of Holdings' Compensation Committee in effect at the time; or

   (5) by any other means approved by Holdings' Compensation Committee.

   If the holder of an option issued pursuant to these plans elects to pay the exercise price of such option by delivering a promissory note, such promissory note may be either:

   (1) unsecured and fully recourse against the holder of such option; or

   (2) nonrecourse with respect to payment of the principal amount, recourse with respect to the payment of interest, and secured by the shares of Holdings' common stock being purchased by such exercise and by other assets having a fair market value equal to not less than 40% of the exercise price of such option. In either event, such note shall mature on the fifth anniversary of the date of the note and bear interest at the rate provided under Section 1274(d) of the Internal Revenue Code of 1986, as amended from time to time.

   Pursuant to these plans, in the event of a Change of Control (as defined in the respective plan) any and all options issued and outstanding will vest and become exercisable in full on the date of such Change of Control. Under the terms of the 1998 Pollo Tropical plan a change of control includes both a change of control of Holdings or a sale of the Pollo Tropical Group. Under the terms of the 2001 Taco Cabana plan a change of control includes both a change of control of Holdings or a sale of the Taco Cabana Group.

   As soon as practicable but no later than thirty days before such Change of Control, Holdings' Compensation Committee shall notify any holder of an option granted under the respective plan of such Change of Control. Further, upon a Change of Control that qualifies as an Approved Sale (as defined in the respective plan) in which the outstanding Holdings' common stock is converted or exchanged for or becomes a right to receive any cash, property or securities other than Illiquid Consideration (as defined in the respective plan),

   (1) each option granted under the respective plan shall become exercisable solely for the amount of such cash, property or securities that the holder of such option would have been entitled to had such option been exercised immediately prior to such event;

   (2) the holder of such option shall be given an opportunity to either:

      (a) exercise such option prior to the consummation of the Approved Sale and participate in such sale as a holder of the respective class of common stock; or

      (b) upon consummation of the Approved Sale, receive in exchange for such option consideration equal to the amount determined by multiplying:

          (x) the same amount of consideration per share received by the holders in connection with the Approved Sale less the exercise price per share of such option by

          (y) the number of shares of common stock represented by such option;
              and

   (3) to the extent such option is not exercised prior to or simultaneous with such Approved Sale, any such option shall be canceled.

Description of Employment Agreements

   Vituli and Accordino Employment Agreements. Until March 27, 2002, we had employment agreements with Alan Vituli, Chairman of the Board and Chief Executive Officer, and with Daniel T. Accordino, President and Chief Operating Officer. Mr. Vituli and Mr. Accordino have provided notice to us that they have elected to not automatically renew these as provided for in the employment agreements. Both Mr. Vituli and Mr. Accordino are still employed by us and receiving the base salary that was in effect at the time that the employment contracts ended. Mr. Vituli and Mr. Accordino are currently in discussions with our Compensation Committee of the Board of Directors with respect to entering into new agreements. We believe that these discussions will be concluded in the near future and that new employment agreements will be put in place, however we cannot be assured that such discussions will in fact be successfully concluded. Since these executive officers have substantial experience in the quick-service restaurant business in general and have extensive knowledge of Carrols' business in particular, the loss of one or both of these executive officers could have a material adverse effect on the Company.

   Vituli Employment Agreement. On March 27, 1997, in connection with the investment by Madison Dearborn Capital Partners, L.P. and Madison Dearborn Capital Partners II, L.P., we entered into a Second Amended and Restated Employment Agreement with Alan Vituli, which amended and restated an Amended and Restated Employment Agreement dated April 3, 1996 between us and Mr. Vituli. Pursuant to the amended employment agreement, Mr. Vituli continued to serve as our Chairman of the Board and Chief Executive Officer. The amended employment agreement was for an initial term of four years, commencing on March 27, 1997 and was subject to automatic renewals for successive one-year terms unless either we or Mr. Vituli elected not to renew by giving written notice to the other at least 90 days before a scheduled expiration date. Mr. Vituli provided us notice that he elected to not automatically renew his employment agreement and is presently in discussions with us regarding entering into a new agreement. Pursuant to the amended employment agreement, Mr. Vituli received a base salary of $400,000 for the first year of the term, which amount increased annually by $25,000 on each January 1. Pursuant to the amended employment agreement, Mr. Vituli participates in our Executive Bonus Plan and any of our stock option plans applicable to executive employees. The amended employment agreement also required that we be responsible for maintaining the premium payments on a split-dollar life insurance policy on the life of Mr. Vituli providing a death benefit of $1.5 million payable to an irrevocable trust designated by Mr. Vituli. The amended employment agreement provided that if Mr. Vituli's employment was terminated without Cause (as defined in the amended employment agreement) following a Change of Control (as defined in the amended employment agreement),

   (1) Mr. Vituli would receive a cash payment in the amount equal to 2.99 times his Five Year Compensation Average (as defined in the amended employment agreement) if such Change of Control occurred during the first two years of the initial term of the amended employment agreement; and

   (2) a cash lump sum equal to his salary during the previous 12 months if terminated thereafter. The amended employment agreement included non-competition and non-solicitation provisions effective during the term of the amended employment agreement and for two years following its termination.

   Accordino Employment Agreement. On March 27, 1997, in connection with the investment by Madison Dearborn Capital Partners, L.P. and Madison Dearborn Capital Partners II, L.P., we entered into a Second Amended and Restated Employment Agreement with Daniel T. Accordino, which amended and restated an Amended and Restated Employment Agreement dated April 3, 1996 between us and Mr. Accordino. Pursuant to the amended employment agreement, Mr. Accordino continued to serve as our President and Chief Operating Officer. The amended employment agreement was for an initial term of four years, commencing on March 27, 1997 and was subject to automatic renewals for successive one-year terms unless either we or Mr. Accordino elected not to renew by giving written notice to the other at least 90 days before a scheduled expiration date. Mr. Accordino provided us notice that he elected to not automatically renew his employment agreement and is presently in discussions with us regarding entering into a new agreement. Pursuant to the amended employment agreement, Mr. Accordino received a base salary of $300,000 for the first year of the term, which amount increased annually by $20,000 on each January 1. Pursuant to the amended employment agreement, Mr. Accordino participates in our Executive Bonus Plan and any of stock option plans applicable to executive employees. The amended employment agreement also required that we be responsible for maintaining the premium payments on a split-dollar life insurance policy on the life of Mr. Accordino providing a death benefit of $1.0 million payable to an irrevocable trust designated by Mr. Accordino. The amended employment agreement provided that if Mr. Accordino's employment was terminated without Cause (as defined in the amended employment agreement) following a Change of Control (as defined in the amended employment agreement),

   (1) Mr. Accordino would receive a cash payment in the amount equal to 2.99 times his Five Year Compensation Average (as defined in the amended employment agreement) if such change of control occurred during the first two years of the agreement; and

   (2) a cash lump sum equal to his salary during the previous 12 months if terminated thereafter. The agreement included non-competition and non-solicitation provisions effective during the term of the amended employment agreement and for two years following its termination.

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

Option Agreements Pursuant to the 1996 Long-term Incentive Plan

   Vituli and Accordino Plan Option Agreements. On December 30, 1996, pursuant to the Securities Purchase Agreement dated as of March 6, 1996 among Holdings, the stockholders of Holdings, BIB Holdings and us, Holdings granted to Mr. Vituli and Mr. Accordino, under the 1996 Long-Term Incentive Plan, options to purchase 43,350 and 28,900 shares of Holdings' common stock, respectively. On January 22, 1997, Mr. Vituli contributed his options to the Vituli Family Trust for the benefit of his children.

   In connection with the investment by Madison Dearborn Capital Partners, L.P. and Madison Dearborn Capital Partners II, L.P. in 1997, Holdings granted options to purchase 43,350 and 28,900 shares of Holdings' common stock under the 1996 Long-Term Incentive Plan at an exercise price of $101.7646 per share in exchange for the options held by the Vituli Family Trust and Mr. Accordino, respectively. These options have a term of ten years from the date of grant and became exercisable at varying rates through December 31, 2000 at which time they became fully vested.

Other Option Agreements

   Non-Plan Option Agreements. In connection with the investment by Madison Dearborn Partners, L.P. and Madison Dearborn Capital Partners II, L.P. in 1997, Holdings granted to Mr. Vituli, Mr. Accordino and Mr. Zirkman nonqualified stock options to purchase 29,480, 2,579 and 368 shares, respectively, of Holdings' Carrols common stock at an exercise price of $101.7646 per share. The options have a term of ten years from the date of grant and become exercisable in five equal parts on the five consecutive anniversaries of the date of grant. These options have substantially the same terms as options issued under the 1996 Long-Term Incentive Plan with respect to: (1) the method of payment of the exercise price of the option; and, (2) the effect of a Change of Control (as defined in the 1996 Long-Term Incentive Plan).

   Castaldo Option Agreement. In conjunction with Mr. Castaldo's employment agreement Holdings granted Mr. Castaldo a nonqualified stock option to purchase 50,000 shares of Holdings' Pollo Tropical class of common stock under the 1998 Pollo Tropical Long-Term Incentive Plan. The option:

    1) has a term of ten years from the date of grant;

    2) became exercisable:

      (a) on July 19, 1999 with regard to 20,000 shares of Holdings' Pollo Tropical common stock at an exercise price of $77.50 per share; and

      (b) on July 19, 2000 with regard to 7,500 shares of Holdings' Pollo Tropical common stock at an exercise price of $88.80 per share;

      (c) on July 19, 2001 with regard to 7,500 shares of Holdings' Pollo Tropical common stock at an exercise price of $102.90 per share; and

    3) will become exercisable:

      (a) on July 19, 2002 with regard to 7,500 shares of Holdings' Pollo Tropical common stock at an exercise price of $119.50 per share; and

      (b) on July 19, 2003 with regard to 7,500 shares of Holdings' Pollo Tropical common stock at an exercise price of $137.00 per share.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

   The following tables set forth the number and percentage of shares of our voting stock and Holdings' voting common stock beneficially owned, as of March 15, 2002, by:

   (1) all persons known by us to be the beneficial owners of more than 5% of the shares of such voting common stock;

   (2) each of our directors who owns shares of such voting common stock;

   (3) each of our executive officers included in the Summary Compensation Table above; and

   (4) all of our executive officers and directors as a group.

                                                              Shares Beneficially
                                                                     Owned
                                                              ------------------
                                                               Number  Percentage
                                                              -------  ----------
Stockholders of Carrols Corporation:
   Carrols Holdings Corporation..............................      10      100%
   968 James Street
   Syracuse, New York 13203

                                                                 Carrols Class    Pollo Tropical Class
                                                              ------------------  -------------------
                                                               Number  Percentage  Number   Percentage
                                                              -------  ---------- ------    ----------
Stockholders of Carrols Holdings Corporation(a):
   BIB Holdings (Bermuda) Ltd.(b)............................ 566,667     44.4%
   c/o Dilmun Investments
   Metro Center
   One Station Place
   Stamford, CT 06902
   Madison Dearborn Capital Partners, L.P.................... 283,333     22.2%
   Three First National Plaza
   Suite 3800
   Chicago, IL 60602
   Madison Dearborn Capital Partners II, L.P................. 283,334     22.2%
   (Same address as Madison Dearborn Capital Partners, L.P.)
   Executive Officers and Directors:
   Alan Vituli(c)............................................  82,657      6.5%
   Daniel T. Accordino.......................................  32,339      2.5%
   Nicholas A. Castaldo......................................      --       --    35,000       3.5%
   Paul R. Flanders..........................................   2,245        *
   Joseph A. Zirkman.........................................   2,637        *
   Clayton E. Wilhite........................................   1,750        *
   Directors and executive officers of Carrols...............
   as a group (11 persons)................................... 122,707      9.6%   35,000       3.5%

--------
 *  Less than one percent.
(a) The number of shares shown in the table includes stock options which are currently exercisable or exercisable within 60 days to purchase: 72,830 shares held by Mr. Vituli; 31,479 shares held by Mr. Accordino; 35,000 held by Mr. Castaldo; 2,637 shares held by Mr. Flanders; 2,122 shares held by Mr. Zirkman; and 1,750 shares held by Mr. Wilhite.
(b) These 566,667 shares of Holdings' common stock were previously owned by Atlantic Restaurants, Inc. which was formed to effect the acquisition of the company in 1996. Atlantic Restaurants, Inc., which was a wholly-owned subsidiary of BIB Holdings, was merged into BIB Holdings on February 10, 1999.
(c) Includes 43,350 vested stock options contributed to and held by the Vituli Family Trust.

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

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)  Financial Statements

                                                                Page
                                                                ----
    CARROLS CORPORATION AND SUBSIDIARIES
       Opinion of Independent Certified Public Accountants..... F-1
       Financial Statements:
           Consolidated Balance Sheets......................... F-2
           Consolidated Statements of Operations............... F-3
           Consolidated Statements of Stockholder's Equity..... F-4
           Consolidated Statements of Cash Flows............... F-5
           Notes to Consolidated Financial Statements.......... F-6 to F-31

(b)  Financial Statement Schedules

                Schedule            Description            Page
                --------            -----------            ----
                   II    Valuation and Qualifying Accounts F-32

   Schedules other than those listed are omitted for the reason that they are not required, not applicable, or the required information is shown in the financial statements or notes thereto.

   Separate financial statements of the Company are not filed for the reasons that (1) consolidated statements of the Company and its consolidated subsidiaries are filed and (2) the Company is primarily an operating Company and all subsidiaries included in the consolidated financial statements filed are wholly-owned.

(a) (3)  Exhibits

                                 EXHIBIT INDEX

Exhibit
Number                                           Description
------                                           -----------

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

    3.1 Restated By-laws (incorporated by reference to Exhibit 3.(3)(b) to Carrols Corporation's 1986
          Annual Report on Form 10-K)

    3.3 Certificate of Amendment to the Restated Certificate of Incorporation of Carrols Holdings
          Corporation (incorporated by reference to Exhibit 3.3 to Carrols Corporation's September 30,
          2001 Quarterly Report on Form 10-Q)

    4.1 Indenture, dated as of November 24, 1998, between Carrols Corporation, the Guarantors named therein and IBJ Schroder Bank & Trust Company, as Trustee (incorporated by reference to
          Exhibit 4.1 to Carrols Corporation's Form S-4 filed February 2, 1999)

Exhibit
Number                                               Description
------                                               -----------

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

     4.4 First Supplement to Indenture dated as of December 19, 2000 (incorporated by reference to Exhibit
           4.4 to Carrols Corporation's March 31, 2001 Quarterly Report on Form 10-Q)

     4.5 Form of Stockholders Agreement by and among Carrols Holdings Corporation, Madison Dearborn
           Capital Partners, L.P., Madison Dearborn Capital Partners II, L.P., Atlantic Restaurants, Inc.,
           Alan Vituli, Daniel T. Accordino and Joseph A. Zirkman (incorporated by reference to Exhibit
           10.23 to Carrols Corporation's 1996 Annual Report on Form 10-K)

     4.6 Form of Registration Agreement by and among Carrols Holdings Corporation, Atlantic Restaurants,
           Inc., Madison Dearborn Capital Partners, L.P., Madison Dearborn Capital Partners II, L.P., Alan
           Vituli, Daniel T. Accordino and Joseph A. Zirkman (incorporated by reference to Exhibit 10.24 to Carrols Corporation's 1996 Annual Report on Form 10-K)

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

Exhibit
Number                                                       Description
------                                                       -----------

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

(1)10.20       Carrols Holdings Corporation 1998 Directors' Stock Option Plan (incorporated by reference to
                 Exhibit 10.29 to Carrols Corporation's Form S-4 filed February 2, 1999)

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

(1)10.23       Carrols Corporation Retirement Savings Plan dated April 1, 1999 (incorporated by reference to
                 Exhibit 10.29 to Carrols Corporation's 1999 Annual Report on Form 10-K)

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

(2)10.25       Carrols Holdings Corporation 2001 Taco Cabana Long-Term Incentive Plan

    21.1       List of Subsidiaries (incorporated by reference to Exhibit 21.1 to Carrols Corporation's 2000
                 Annual Report on Form 10-K)

--------
(1) Management contract or compensatory plan or arrangement identified pursuant to this report.
(2) Filed herewith.

(b)  Reports on Form 8-K

   No current reports on Form 8-K were filed during the quarter ended December 31, 2001.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholder of Carrols Corporation:

   In our opinion, the consolidated financial statements listed in the index appearing under Item 14, page 41, present fairly, in all material respects, the financial position of Carrols Corporation and its subsidiaries at December 30, 2001 and December 31, 2000 and the results of their operations and their cash flows for each of the three years in the period ended December 30, 2001 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 14, page 41, present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/  PRICEWATERHOUSECOOPERS LLP

Syracuse, New York
February 21, 2002

                     CARROLS CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                          December 31, 2001 and 2000

                                                ASSETS
                                                                                   2001          2000
                                                                               ------------  ------------
Current assets:
   Cash and cash equivalents.................................................. $  2,405,000  $  2,712,000
   Trade and other receivables, net of reserves of $128,000 and $130,000,
     respectively.............................................................    1,741,000     1,912,000
   Inventories................................................................    5,094,000     5,917,000
   Prepaid rent...............................................................    2,115,000     2,284,000
   Prepaid expenses and other current assets..................................    4,262,000     4,122,000
   Refundable income taxes....................................................    1,133,000     2,605,000
   Deferred income taxes (Note 7).............................................    6,797,000     8,451,000
                                                                               ------------  ------------
       Total current assets...................................................   23,547,000    28,003,000
                                                                               ------------  ------------
Property and equipment, at cost less accumulated depreciation and amortization
  of $124,744,000 and $97,968,000, respectively (Note 2)......................  213,346,000   203,284,000
Franchise rights, at cost less accumulated amortization of $43,341,000 and
  $38,539,000, respectively...................................................   94,844,000    98,931,000
Intangible assets, at cost less accumulated amortization of $10,056,000 and
  $5,004,000, respectively (Note 2)...........................................  122,433,000   127,417,000
Deferred income taxes (Note 7)................................................    8,384,000     6,406,000
Other assets..................................................................   11,449,000    12,871,000
                                                                               ------------  ------------
Total assets.................................................................. $474,003,000  $476,912,000
                                                                               ============  ============

                                    LIABILITIES AND STOCKHOLDER'S EQUITY

Current liabilities:
   Accounts payable........................................................... $ 16,620,000  $ 13,369,000
   Accrued interest...........................................................    1,518,000     2,247,000
   Accrued payroll, related taxes and benefits................................   12,872,000    12,471,000
   Accrued acquisition costs..................................................      354,000     5,612,000
   Other liabilities..........................................................   15,352,000    12,104,000
   Current portion of long-term debt (Notes 4 and 5)..........................   10,029,000     8,143,000
                                                                               ------------  ------------
       Total current liabilities..............................................   56,745,000    53,946,000
Long-term debt, net of current portion (Notes 4 and 5)........................  363,615,000   362,995,000
Deferred income--sale/leaseback of real estate (Note 4).......................    3,881,000     4,171,000
Accrued postretirement benefits (Note 12).....................................    2,310,000     2,117,000
Other liabilities (Note 3)....................................................   32,397,000    34,664,000
                                                                               ------------  ------------
Total liabilities.............................................................  458,948,000   457,893,000
Commitments and contingencies (Notes 4 and 10)
Stockholder's equity (Note 8):
   Common stock, par value $1; authorized 1,000 shares, issued and
     outstanding--10 shares...................................................           10            10
   Additional paid-in capital.................................................   24,484,990    24,484,990
   Accumulated deficit........................................................   (9,430,000)   (5,466,000)
                                                                               ------------  ------------
       Total stockholder's equity.............................................   15,055,000    19,019,000
                                                                               ------------  ------------
Total liabilities and stockholder's equity.................................... $474,003,000  $476,912,000
                                                                               ============  ============

  The accompanying notes are an integral part of these financial statements.

                     CARROLS CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                 Years Ended December 31, 2001, 2000 and 1999

                                                                     2001          2000          1999
                                                                 ------------  ------------  ------------
Revenues:
   Restaurant sales............................................. $654,710,000  $465,862,000  $455,440,000
   Franchise royalty revenues and fees..........................    1,579,000     1,039,000     1,039,000
                                                                 ------------  ------------  ------------
       Total revenues...........................................  656,289,000   466,901,000   456,479,000
                                                                 ------------  ------------  ------------
Costs and expenses:
   Cost of sales................................................  189,947,000   132,646,000   137,279,000
   Restaurant wages and related expenses........................  192,214,000   135,787,000   134,125,000
   Other restaurant operating expenses..........................  127,181,000    91,595,000    89,093,000
   Advertising expense..........................................   28,830,000    20,554,000    20,618,000
   General and administrative...................................   35,393,000    26,403,000    23,102,000
   Depreciation and amortization................................   43,495,000    28,856,000    23,898,000
   Other expense (income) (Note 6)..............................    8,841,000    (1,365,000)           --
                                                                 ------------  ------------  ------------
       Total operating expenses.................................  625,901,000   434,476,000   428,115,000
                                                                 ------------  ------------  ------------
Income from operations..........................................   30,388,000    32,425,000    28,364,000
Interest expense................................................   32,988,000    23,666,000    22,386,000
                                                                 ------------  ------------  ------------
Income (loss) before income taxes and extraordinary loss........   (2,600,000)    8,759,000     5,978,000
Provision for income taxes (Note 7).............................    1,364,000     4,441,000     3,826,000
                                                                 ------------  ------------  ------------
Net income (loss) before extraordinary loss.....................   (3,964,000)    4,318,000     2,152,000
Extraordinary loss on extinguishment of debt, net of tax benefit
  (Note 5)......................................................           --       350,000     1,099,000
                                                                 ------------  ------------  ------------
Net income (loss)............................................... $ (3,964,000) $  3,968,000  $  1,053,000
                                                                 ============  ============  ============


  The accompanying notes are an integral part of these financial statements.

                     CARROLS CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY

                 Years Ended December 31, 2001, 2000 and 1999

                                      Additional                    Total
                               Common  Paid-In-   Accumulated   Stockholder's
                               Stock   Capital      Deficit        Equity
                               ------ ----------- ------------  -------------
  Balance at January 1, 1999..  $10    24,484,990  (10,487,000)   13,998,000
     Net income...............   --            --    1,053,000     1,053,000
                                ---   ----------- ------------   -----------
  Balance at December 31, 1999  $10    24,484,990   (9,434,000)   15,051,000
     Net income...............   --            --    3,968,000     3,968,000
                                ---   ----------- ------------   -----------
  Balance at December 31, 2000  $10   $24,484,990 $ (5,466,000)  $19,019,000
     Net loss.................   --           ---   (3,964,000)   (3,964,000)
                                ---   ----------- ------------   -----------
  Balance at December 31, 2001  $10   $24,484,990 $ (9,430,000)  $15,055,000
                                ===   =========== ============   ===========





      The accompanying notes are an integral part of these financial statements.

                     CARROLS CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                 Years Ended December 31, 2001, 2000 and 1999

                                                                    2001          2000           1999
                                                                ------------  -------------  ------------
Cash flows provided from operating activities:
Net income (loss).............................................. $ (3,964,000) $   3,968,000  $  1,053,000
Adjustments to reconcile net income (loss) to net cash provided from operating activities:
   Loss on disposal of property and equipment..................      390,000             --       102,000
   Depreciation and amortization...............................   43,495,000     28,856,000    23,898,000
   Other expense (Note 6)......................................    7,053,000             --            --
   Extraordinary loss on extinguishment of debt, net of tax....           --        350,000     1,099,000
   Deferred income taxes.......................................     (599,000)     2,922,000     1,675,000
Changes in operating assets and liabilities:
   Refundable income taxes.....................................    1,522,000        816,000     4,632,000
   Accounts payable............................................    3,251,000     (9,071,000)    8,183,000
   Accrued payroll, related taxes and benefits.................      214,000      1,843,000    (2,123,000)
   Accrued acquisition costs...................................   (5,534,000)     5,612,000            --
   Other liabilities--current..................................    2,194,000        339,000      (851,000)
   Accrued interest............................................     (729,000)       327,000       (92,000)
   Other liabilities--long-term................................   (1,549,000)    14,852,000     1,953,000
   Other.......................................................      691,000     (1,094,000)   (1,356,000)
                                                                ------------  -------------  ------------
Net cash provided from operating activities....................   46,435,000     49,720,000    38,173,000
                                                                ------------  -------------  ------------
Cash flow used for investing activities:
Capital expenditures:
   Purchase of Taco Cabana, Inc. net of cash acquired..........           --   (154,668,000)           --
   New restaurant development..................................  (14,525,000)   (11,328,000)  (14,085,000)
   Restaurant remodeling.......................................  (21,895,000)   (10,957,000)   (9,795,000)
   Corporate and restaurant information systems................   (1,452,000)    (5,663,000)  (11,883,000)
   Other capital expenditures..................................   (9,703,000)    (8,209,000)   (9,569,000)
   Acquisition of Burger King restaurants......................   (1,612,000)            --    (3,833,000)
Proceeds from dispositions of property and equipment...........       31,000          7,000       230,000
                                                                ------------  -------------  ------------
Net cash used for investing activities......................... $(49,156,000) $(190,818,000) $(48,935,000)
                                                                ------------  -------------  ------------
Cash flows provided from financing activities:
   Proceeds (payments) on revolving credit facility, net....... $  9,900,000  $  11,500,000  $ (4,519,000)
   Proceeds from term loans....................................           --    150,000,000            --
   Principal payments on term loans............................   (7,000,000)    (3,000,000)   (3,000,000)
   Retirement of term loans....................................           --    (44,000,000)           --
   Proceeds (payments) from other notes payable, net...........      127,000      1,703,000      (185,000)
   Principal payments on capital leases........................     (524,000)      (257,000)     (324,000)
   Proceeds from sale-leaseback transactions...................           --     29,523,000    14,800,000
   Financing costs associated with issuance of debt............      (89,000)    (3,560,000)     (886,000)
                                                                ------------  -------------  ------------
Net cash provided from financing activities....................    2,414,000    141,909,000     5,886,000
                                                                ------------  -------------  ------------
Net increase (decrease) in cash and cash equivalents...........     (307,000)       811,000    (4,876,000)
Cash and cash equivalents, beginning of year...................    2,712,000      1,901,000     6,777,000
                                                                ------------  -------------  ------------
Cash and cash equivalents, end of year......................... $  2,405,000  $   2,712,000  $  1,901,000
                                                                ============  =============  ============
Supplemental disclosures:
   Interest paid on debt....................................... $ 33,717,000  $  23,339,000  $ 22,739,000
   Income taxes paid, net of refunds........................... $  1,230,000  $   1,294,000  $  1,594,000

  The accompanying notes are an integral part of these financial statements.

                     CARROLS CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 Years Ended December 31, 2001, 2000 and 1999

1.  Summary of Significant Accounting Policies

   Basis of Consolidation. The consolidated financial statements include the accounts of Carrols Corporation and its subsidiaries (the "Company"). All significant intercompany transactions have been eliminated in consolidation. The Company is a wholly-owned subsidiary of Carrols Holdings Corporation ("Holdings").

   At December 31, 2001 the Company operated, as franchisee, 359 quick-service restaurants under the trade name "Burger King" in thirteen Northeastern, Midwestern and Southeastern states. At December 31, 2001 the Company also owned and operated 53 Pollo Tropical restaurants located in Florida and franchised 26 Pollo Tropical restaurants in Puerto Rico, Ecuador, Aruba, El Salvador and Florida. As described in Note 13, during 2000 the Company purchased Taco Cabana, Inc. ("Taco Cabana"). At December 31, 2001, the Company owned and operated 120 Taco Cabana restaurants located in Texas, Oklahoma and Arizona and franchised 10 restaurants in Texas, New Mexico, Georgia and Indiana.

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

   Property and Equipment. Property and equipment are recorded at cost. Depreciation and amortization is provided using the straight-line method over the following estimated useful lives:

  Building and improvements..... 5 to 30 years
  Leasehold improvements........ Remaining life of lease including renewal options or life of asset whichever is shorter
  Equipment..................... 3 to 15 years
  Computer hardware and software 3 to 7 years
  Capital leases................ Remaining life of lease

   Burger King Franchise Rights. Fees for initial franchises and renewals are amortized using the straight-line method over the term of the agreement, generally twenty years. Acquisition costs allocated to franchise rights are amortized using the straight-line method, principally over the remaining lives of the acquired leases including renewal options, but not in excess of 40 years.

   Intangible Assets. Intangible assets consist of the excess purchase price over net assets acquired, beneficial leases and trademarks. The excess purchase price over net assets acquired and trademarks are amortized using the straight-line method over 40 years with the exception of the excess cost over fair value associated with the acquisition of Taco Cabana, Inc. which is amortized over 20 years. Beneficial leases and unfavorable leases are amortized using the straight-line method over the lives of the leases including renewal options, but not in excess of 40 years.

   In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") 141, Business Combinations, and SFAS 142, Goodwill and Other Intangible Assets, which supercede Accounting Principles Board Opinion 16, Business Combinations and Opinion 17, Intangible Assets. SFAS 141 requires that all business combinations be accounted for under the purchase method. The statement further requires separate recognition of intangible assets that meet certain criterion, as defined in

                     CARROLS CORPORATION AND SUBSIDIARIES

                 Years Ended December 31, 2001, 2000 and 1999

the statement. This statement applies to all business combinations initiated after June 30, 2001. Under SFAS 142, goodwill and intangible assets with indefinite lives are no longer amortized, but are to be tested at least annually for impairment. Separable intangible assets with defined lives will continue to be amortized over their useful lives. The provisions of SFAS 142 will apply to goodwill and intangible assets acquired before and after the statement's effective date. SFAS 142 allows up to six months from the date of adoption to complete Step 1 of the transitional goodwill impairment test. Step 1 requires the comparison of the fair value of a reporting unit to its carrying value (using amounts measured as of the beginning of the year of adoption) to determine whether there is an indicated transitional goodwill impairment. If a reporting unit's fair value is below its carrying value, the Company will need to complete Step 2 of the transitional goodwill impairment test by the end of fiscal 2002. Step 2 requires the calculation of an "implied" fair value for a reporting unit's goodwill. If the implied fair value of the reporting unit's goodwill is less than its recorded goodwill, a transitional goodwill impairment charge is recognized and reported as a cumulative effect of a change in accounting principle. The provisions of SFAS 142 are required to be adopted by the first quarter of 2002. We are currently evaluating the effect that such adoption will have on our results of operations and financial position.

   Long-Lived Assets. The Company assesses the recoverability of property and equipment, franchise rights and intangible assets by determining whether the amortization of these assets, over their respective remaining lives, can be recovered through undiscounted future operating cash flows. Impairment is reviewed whenever events or changes in circumstances indicate the carrying amounts of these assets may not be fully recoverable. In June 2001, the FASB issued SFAS 143, Accounting for Asset Retirement Obligations. This new standard requires entities to recognize the fair value of an asset retirement obligation in the period which it is incurred if a reasonable estimate of fair value can be made. The provisions of SFAS 143 are effective for fiscal years beginning after June 15, 2002. We have not yet determined the impact, if any, of the adoption of SFAS 143.

   In August 2001, the FASB issued SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets. This new standard supersedes SFAS 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. SFAS 144 requires that all long-lived assets be measured at the lower of the carrying amount or fair value less cost to sell. The provisions of SFAS 144 are effective for fiscal years beginning after December 15, 2001. We have not yet determined the impact, if any, of the adoption of SFAS 144.

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

                     CARROLS CORPORATION AND SUBSIDIARIES

                 Years Ended December 31, 2001, 2000 and 1999

Losses are accrued based upon the Company's estimates of the aggregate liability for claims based on Company experience and certain actuarial methods used to measure such estimates.

   Fair Value of Financial Instruments. The following methods were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate the fair value:

  . Current Assets and Liabilities. The carrying value of cash and cash equivalents and accrued liabilities approximates fair value because of the short maturity of those instruments.

  . Senior Subordinated Notes. The fair values of outstanding senior subordinated notes and senior notes are based on quoted market prices. The fair values at December 31, 2001 and 2000 are approximately $166,175,000 and $110,075,000, respectively.

  . Revolving and Term Loan Facilities. Rates currently available to the Company for debt with similar terms and remaining maturities are used to estimate fair value. The recorded amounts, as of December 31, 2001 and 2000, approximated fair value.

   Stock-Based Compensation. Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," (SFAS 123) permits entities to recognize as an expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS 123 also allowed entities to continue to apply the provisions of APB 25 and provide pro forma net income disclosures for employee stock option grants as if the fair-value-based method defined in SFAS 123 has been applied. The Company has elected to continue applying the provisions of APB 25 and provide the pro forma disclosure provisions of SFAS 123.

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

   Fiscal Year. The Company uses a 52-53 week fiscal year ending on the Sunday closest to December 31. The financial statements included herein are as of December 30, 2001 and December 31, 2000. All references herein to the fiscal years (52 weeks) ended January 2, 2000, December 31, 2000 and December 30, 2001 will be referred to as the fiscal years ended December 31, 1999, 2000 and 2001, respectively.

   Reclassifications. Certain amounts for prior years have been reclassified to conform to the current year presentation.

                     CARROLS CORPORATION AND SUBSIDIARIES

                 Years Ended December 31, 2001, 2000 and 1999


2.  Property and Equipment and Intangible Assets

   Property and equipment at December 31, net of accumulated depreciation and amortization, consist of the following:

                                                     2001           2000
                                                 -------------  ------------
  Land.......................................... $  28,245,000  $ 22,943,000
  Buildings and improvements....................    44,442,000    40,576,000
  Leasehold improvements........................    97,752,000    89,888,000
  Equipment.....................................   153,245,000   133,438,000
  Capital leases................................    14,406,000    14,407,000
                                                 -------------  ------------
                                                   338,090,000   301,252,000
  Less accumulated depreciation and amortization  (124,744,000)  (97,968,000)
                                                 -------------  ------------
                                                 $ 213,346,000  $203,284,000
                                                 =============  ============

   Depreciation expense for the years ended December 31, 2001, 2000 and 1999 was $30,890,000, $19,855,000 and $15,314,000, respectively.

   Intangible assets at December 31, net of accumulated amortization, consist of the following:

                                                      2001         2000
                                                  ------------ ------------
     Goodwill.................................... $121,335,000 $126,228,000
     Trademarks..................................      242,000      452,000
     Other.......................................      856,000      737,000
                                                  ------------ ------------
                                                  $122,433,000 $127,417,000
                                                  ============ ============

   Amortization expense of intangible assets for the years ended December 31, 2001, 2000 and 1999 was $5,048,000, $1,808,000 and $1,710,000, respectively.

3.  Other Liabilities, Long-Term

   Other liabilities, long-term, at December 31, consist of the following:

                                                      2001        2000
                                                   ----------- -----------
      Unearned purchase discounts................. $15,571,000 $16,530,000
      Accrued occupancy costs.....................  10,566,000  12,410,000
      Other.......................................   6,260,000   5,724,000
                                                   ----------- -----------
                                                   $32,397,000 $34,664,000
                                                   =========== ===========

   Unearned purchase discounts are amortized as a reduction of cost of sales either over the life of the supplier contract or the estimated purchase commitment period. In 2000, Burger King Corporation arranged for the Coca-Cola Company and Dr. Pepper/Seven-Up, Inc. to provide funding to franchisees in connection with Burger King's transformation initiatives. The Company received approximately $19.8 million in 2000 and $1.6 million in 2001 under this arrangement with these suppliers. The total amount of these purchase discounts amortized for the years ended December 31, 2001 and 2000 was $2,014,000 and $1,977,000, respectively.

                     CARROLS CORPORATION AND SUBSIDIARIES

                 Years Ended December 31, 2001, 2000 and 1999


   Accrued occupancy costs include obligations pertaining to closed restaurant locations, contingent rent and accruals to expense operating lease rental payments on a straight-line basis over the lease term.

4.  Leases

   The Company utilizes land and buildings in its operations under various lease agreements. These leases generally contain an initial term of twenty years and, in most cases, contain renewal options. The rent payable under such leases includes a minimum rent provision and, in some cases, includes a percentage of sales provision. In addition, most leases require payment of property taxes, insurance and utilities.

   Deferred gains have been recorded as a result of sale/leaseback transactions and are being amortized over the lives of the related leases. These related leases have been classified as operating leases and generally contain a twenty-year initial term with renewal options.

   Minimum rent commitments under capital and non-cancelable operating leases at December 31, 2001 were as follows:

   Years Ending                                       Capital     Operating
   ------------                                      ----------  ------------
   2002............................................. $  826,000  $ 34,638,000
   2003.............................................    684,000    33,721,000
   2004.............................................    555,000    32,662,000
   2005.............................................    534,000    30,806,000
   2006.............................................    438,000    27,664,000
   Thereafter.......................................    533,000   170,513,000
                                                     ----------  ------------
   Total minimum lease payments..................... $3,570,000  $330,004,000
                                                                 ============
     Less amount representing interest..............   (937,000)
                                                     ----------
   Total obligations under capital leases...........  2,633,000
     Less current portion...........................   (551,000)
                                                     ----------
   Long-term obligations under capital leases....... $2,082,000
                                                     ==========

   Accumulated amortization pertaining to capital lease assets at December 31, 2001 and 2000 was $12,027,000 and $11,393,000, respectively.

   Total rent expense on operating leases, including percentage rent on both operating and capital leases, for the past three fiscal years was as follows:

                                                     2001        2000        1999
                                                  ----------- ----------- -----------
Minimum rent on real property.................... $36,847,000 $27,213,000 $25,775,000
Additional rent based on a percentage of sales...   3,682,000   3,113,000   3,901,000
Equipment rent...................................     255,000      42,000     226,000
                                                  ----------- ----------- -----------
                                                  $40,784,000 $30,368,000 $29,902,000
                                                  =========== =========== ===========

                     CARROLS CORPORATION AND SUBSIDIARIES

                 Years Ended December 31, 2001, 2000 and 1999


5.  Long-Term Debt

   Long-term debt at December 31 consisted of:

                                                   2001          2000
                                               ------------  ------------
      Collateralized:
         Revolving credit facility............ $ 55,500,000  $ 45,600,000
         Term loan A facility.................   64,000,000    70,000,000
         Term loan B facility.................   79,000,000    80,000,000
         Other notes payable..................    2,511,000     2,383,000
      Unsecured 9.5% senior subordinated notes  170,000,000   170,000,000
      Capital leases..........................    2,633,000     3,155,000
                                               ------------  ------------
                                                373,644,000   371,138,000
      Less current portion....................  (10,029,000)   (8,143,000)
                                               ------------  ------------
                                               $363,615,000  $362,995,000
                                               ============  ============

  Senior Credit Facility:

   On December 19, 2000, the Company entered into a senior credit facility with JP Morgan Chase Bank, as agent and lender, and other lenders as parties thereto. This senior credit facility was used to finance the acquisition of Taco Cabana, Inc. and to refinance outstanding amounts under the Company's previous credit facility. The facility provides for total borrowings of $250 million and consists of a $100 million revolving credit facility (including a standby letter of credit facility for up to $10 million), a $70 million term loan A facility and an $80 million term loan B facility.

   Borrowings under the revolving credit facility may be used to finance permitted acquisitions and new store development, or for working capital and general corporate purposes. The average weighted interest rate on outstanding borrowings under our revolving credit facility at December 31, 2001 and 2000 was 5.3% and 10.0%, respectively. After reserving $7,410,000 for letters of credit guaranteed by the facility, $37,090,000 is available for borrowings under the revolving credit facility.

   Borrowings under the senior credit facility bear interest at a per annum rate, at the Company's option, of either:

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

   The revolving credit facility and the term loan A facility expire on December 31, 2005. However, the revolving credit facility is eligible for a one-year extension based upon request and unanimous approval of the lenders. The term loan B facility expires on December 31, 2007. Amounts under the term loan A facility are repayable as follows:

    1) an aggregate of $7.5 million payable in four quarterly installments in 2002;

    2) an aggregate of $10.0 million payable in four quarterly installments in 2003;

    3) an aggregate of $12.5 million payable in four quarterly installments in 2004;

                     CARROLS CORPORATION AND SUBSIDIARIES

                 Years Ended December 31, 2001, 2000 and 1999


    4) an aggregate of $9.4 million payable in three quarterly installments in 2005; and

    5) a final payment of $24.6 million payable upon the term loan A facility's maturity on December 31, 2005.

   Amounts under the term loan B facility are repayable as follows:

    1) an aggregate of $1.0 million payable in four quarterly installments for each year in 2002 through 2005;

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

   In connection with the Company's refinancing of its senior credit facilities in 2000 and 1999, the Company has recognized extraordinary losses of $350,000 in 2000 (net of a $225,000 income tax benefit) and $1,099,000 in 1999 (net of a $726,000 income tax benefit). These losses represent the write-off of unamortized debt issue costs related to the previously existing senior credit facility.

  Senior Subordinated Notes:

   The Company also has $170 million of unsecured senior subordinated notes. The senior subordinated notes bear interest at a rate of 9.5% payable semi-annually on June 1 and December 1 and mature on December 1, 2008. The notes are redeemable at the option of the Company in whole or in part on or after December 1, 2003 at a price of 104.75% of the principal amount if redeemed before December 1, 2004, 103.167% of the principal amount if redeemed after December 1, 2004 but before December 1, 2005, 101.583% of the principal amount if redeemed after December 1, 2005 but before December 1, 2006 and at 100% of the principal amount after December 1, 2006.

   Restrictive covenants under the senior subordinated notes and the senior credit facility include limitations with respect to the Company's ability to issue additional debt, incur liens, sell or acquire assets or businesses, pay dividends and make certain investments. In addition, the senior credit facility requires the Company to meet certain financial ratio tests.

  Other Notes Payable:

   The Company, as required by Burger King Corporation, purchased frozen Coke machines in 2001 and 2000 for all of its Burger King restaurants. The Company has financed these purchases under an arrangement with Burger King Corporation and Coca-Cola Financial. These notes are generally for a 39-month term and bear interest at annual interest rates ranging from 8.2% to 9.5%. At December 31, 2001 and 2000, these notes totaled $1,942,000 and $1,816,000, respectively.

                     CARROLS CORPORATION AND SUBSIDIARIES

                 Years Ended December 31, 2001, 2000 and 1999


   At December 31, 2001, principal payments required on all long-term debt are as follows:

           2002........................................ $ 10,029,000
           2003........................................   12,300,000
           2004........................................   14,022,000
           2005........................................   90,911,000
           2006........................................   35,360,000
           Thereafter..................................  211,022,000
                                                        ------------
                                                        $373,644,000
                                                        ============

   The average weighted interest rate on all debt for the years ended December 31, 2001, 2000 and 1999 was 8.5%, 9.4% and 8.9%, respectively.

6.  Other Expense/Income

   During the fourth quarter of 2001, management made the decision to close seven Taco Cabana restaurants in the Phoenix, Arizona market and discontinue restaurant development underway in that market. This decision resulted in a charge to other expense of $8.8 million in the fourth quarter, representing $7.1 million in asset impairments, primarily leasehold improvements, and $1.7. million in future occupancy costs and other costs associated with ongoing exit activities estimated to be incurred over a two-year period. The Company closed one restaurant in December 2001 and the remaining six restaurants in February 2002. For the year ended December 30, 2001, these seven restaurants had net sales of $3.9 million and losses before interest, income taxes, depreciation and amortization of $1.0 million.

   During 2000, the Company ended its supply agreement with Ameriserve Food Distribution, Inc. and recognized $1,365,000 in other income representing the remaining unrecognized portion of contractual payments previously received and deferred at the inception of the agreement.

                     CARROLS CORPORATION AND SUBSIDIARIES

                 Years Ended December 31, 2001, 2000 and 1999


7.  Income Taxes

   The income tax provision was comprised of the following for the years ended December 31:

                                                 2001        2000       1999
                                              ----------  ---------- ----------
 Current:
    Federal.................................. $  493,000  $  121,000 $  288,000
    Foreign..................................    283,000     260,000    239,000
    State....................................    912,000     848,000    744,000
                                              ----------  ---------- ----------
                                               1,688,000   1,229,000  1,271,000
                                              ----------  ---------- ----------
 Deferred (prepaid):
    Federal..................................    (76,000)  2,784,000  2,188,000
    State....................................   (248,000)    428,000    367,000
                                              ----------  ---------- ----------
                                                (324,000)  3,212,000  2,555,000
                                              ----------  ---------- ----------
                                              $1,364,000  $4,441,000 $3,826,000
                                              ==========  ========== ==========

   The components of deferred income tax assets and liabilities at December 31, are as follows:

                                                         2001         2000
                                                      -----------  -----------
 Current deferred tax assets:
    Accounts receivable and other reserves........... $   319,000  $   238,000
    Accrued vacation benefits........................   1,248,000    1,083,000
    Other non-deductible accruals....................   1,708,000    1,564,000
    Net operating loss carryforwards.................   3,522,000    5,425,000
    Other............................................          --      141,000
                                                      -----------  -----------
        Total current deferred tax assets............   6,797,000    8,451,000
                                                      -----------  -----------
 Long term deferred tax assets/(liabilities):
    Deferred income on sale/leaseback of real estate.   1,486,000    1,666,000
    Postretirement benefit expenses..................     884,000      845,000
    Property and equipment depreciation..............  (7,610,000)  (7,221,000)
    Net operating loss carryforwards.................   4,161,000    3,819,000
    Amortization of intangible assets................  (3,567,000)  (3,448,000)
    Non-deductible occupancy costs...................   5,988,000    6,642,000
    Tax credit carryforwards.........................   4,773,000    3,926,000
    Unearned purchase discounts......................   1,599,000           --
    Other............................................     670,000      177,000
                                                      -----------  -----------
        Total long-term net deferred tax assets......   8,384,000    6,406,000
                                                      -----------  -----------
        Total net deferred tax assets................ $15,181,000  $14,857,000
                                                      ===========  ===========

   The Company has net operating loss carryforwards for income tax purposes of approximately $18.5 million at December 31, 2001. The net operating loss carryforwards expire in varying amounts beginning in 2004 through 2019. The Company is generally limited, for Federal income tax purposes, to an annual utilization of net operating losses of $10.7 million. The Company has net operating losses of approximately $15.4 million available to be utilized in 2002 due to this limit not being fully utilized in prior years. In addition, the Company has

                     CARROLS CORPORATION AND SUBSIDIARIES

                 Years Ended December 31, 2001, 2000 and 1999

available Federal alternative minimum tax credit carryforwards with no expiration date and other Federal tax credit carryforwards which begin to expire in 2018.

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

   A reconciliation of the statutory federal income tax rate to the effective tax rates for the years ended December 31, is as follows:

                                                  2001               2000              1999
                                           -----------------   ----------------  ---------------
Statutory federal income tax rate......... $ (884,000) (34.0)% $2,978,000  34.0% $2,034,000 34.0%
State income taxes, net of Federal benefit   (356,000) (13.7)     569,000   6.5     526,000  8.8
Nondeductible expenses....................  2,299,000   88.4    1,003,000  11.4     956,000 16.0
Foreign taxes.............................    284,000   10.9      172,000   2.0     158,000  2.6
Miscellaneous.............................     21,000    0.9     (281,000) (3.2)    152,000  2.6
                                           ----------  -----   ----------  ----  ---------- ----
                                           $1,364,000   52.5%  $4,441,000  50.7% $3,826,000 64.0%
                                           ==========  =====   ==========  ====  ========== ====

   Nondeductible expenses consist primarily of amortization of certain franchise rights and other intangibles.

8.  Stockholder's Equity

  The Company

   The Company has 1,000 shares of common stock authorized of which 10 shares are issued and outstanding. The Company is 100% owned by Holdings. Dividends on the Company's common stock are restricted to amounts permitted by various loan agreements and the indenture entered into with respect to the senior subordinated notes.

  Holdings

   During 1999, Holdings amended its Restated Certificate of Incorporation and its stockholders approved and adopted the following actions: (1) 7,250 shares of Holdings' Class A 10% Cumulative Redeemable Preferred Stock which were authorized but unissued, were canceled; (2) Holdings' authorized common stock was increased from 3,000,000 shares to 5,000,000 shares; and, (3) 100,000 shares of Preferred Stock, par value $0.01, were authorized. In 2001, Holdings further amended its Restated Certificate of Incorporation and its stockholders approved and adopted a resolution to increase Holdings' authorized common stock from 5,000,000 shares to 7,000,000 shares.

   Holdings' common stock was designated to consist of three series comprised of 3,000,000 shares of Carrols Stock, par value $0.01 per share, 2,000,000 shares of Pollo Tropical Stock, par value $0.01 per share, and 2,000,000 shares of Taco Cabana Stock, par value $0.01 per share. In 1999, the existing common stock of Holdings was redesignated, on a share for share basis, for shares of the Carrols class of common stock. The holders of the Carrols Stock will have exclusive voting rights; no holders of the Pollo Tropical Stock or the Taco Cabana Stock will have voting rights, except as may be required pursuant to Delaware law.

   The Pollo Tropical and Taco Cabana classes of Holdings' stock are considered tracking stocks, which is a class of stock intended to track the separate performance of the Company's Pollo Tropical division and Taco Cabana division respectively. This tracking stock was adopted as a separate series of equity securities in order to

                     CARROLS CORPORATION AND SUBSIDIARIES

                 Years Ended December 31, 2001, 2000 and 1999

provide a framework for structuring employee incentive plans and to tie such incentives to the business results and performance of those divisions.

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

   The number of shares of Taco Cabana stock that initially represents 100% of the common stockholders' equity in Holdings attributable to the Taco Cabana Group was established at 10,000,000 shares by the Board of Directors. Of the 10,000,000 shares that are issuable, none have been issued, and 500,000 have been reserved for grants under the 2001 Taco Cabana Long-Term Incentive Plan, which is a Holdings stock option plan.

   The Carrols class of Holdings' stock consists of the interest of Holdings in all of its assets, liabilities and businesses, other than the assets, liabilities and businesses attributed to the Pollo Tropical Group or Taco Cabana Group. Until the issuance of any Pollo Tropical or Taco Cabana Stock, the rights, preferences and liabilities of the Pollo Tropical and Taco Cabana Stock will be retained by Holdings. To the extent that less than 100% of the authorized shares of Pollo Tropical or Taco Cabana Stock are issued, the rights, preferences, assets and liabilities of the shares not issued remain with Holdings and its existing Carrols class stockholders.

   Of the 7,000,000 common shares authorized, 1,144,144 shares of Holdings' Carrols common stock are issued and outstanding.

  Stock Options for Carrols Class Stock

   In 1996, Holdings adopted a stock option plan entitled the 1996 Long-Term Incentive Plan ("1996 Plan") and authorized a total of 106,250 shares to be granted at prices ranging from $101.76 to $140.00 per share. The number of shares reserved and authorized under this plan was increased to 111,250 in 2001. Options under this plan generally vest over a four-year period. In 1998, Holdings adopted the 1998 Directors' Stock Option Plan ("1998 Directors' Plan") authorizing to grant up to 10,000 options to non-employee Directors. Options under this plan are exercisable over four years. In addition, in conjunction with the 1997 sale of Holdings common stock to Madison Dearborn, additional options not part of the 1996 Plan for 32,427 shares at a price of $101.76 were granted with vesting over a five-year period. As a result of the adoption of the Pollo Tropical tracking stock, the stock options under these plans were redesignated as options of Holdings' Carrols class common stock.

  Stock Options for Pollo Tropical Tracking Stock

   Holdings has also adopted the 1998 Pollo Tropical Long-Term Incentive Plan ("1998 Pollo Plan") authorizing to grant up to 100,000 shares of Holdings' Pollo Tropical class of common stock. Options under this plan generally vest over a five-year period.

  Stock Options for Taco Cabana Tracking Stock

   Holdings has also adopted the 2001 Taco Cabana Long-Term Incentive Plan ("2001 Taco Plan") authorizing to grant up to 500,000 shares of Holdings' Taco Cabana class of common stock. Options under this plan generally vest over a five-year period.

                     CARROLS CORPORATION AND SUBSIDIARIES

                 Years Ended December 31, 2001, 2000 and 1999


   A summary of all option activity under Holdings' stock option plans for the years ended December 31, 2001, 2000 and 1999 is as follows:

                                 NonPlan           Directors  Pollo     Taco
                                 Options 1996 Plan   Plan     Plan      Plan
                                 ------- --------- --------- -------  --------
Outstanding at December 31, 1998  32,427   95,765     2,000   70,000
   Granted......................      --    6,245       500    6,250
   Canceled.....................      --   (3,587)   (1,000)      --
                                 ------- --------   -------  -------
Outstanding at December 31, 1999  32,427   98,423     1,500   76,250
   Granted......................      --    7,590       500    5,750
   Canceled.....................      --   (1,315)       --       --
                                 ------- --------   -------  -------
Outstanding at December 31, 2000  32,427  104,698     2,000   82,000        --
   Granted......................      --    5,880       500       --   201,000
   Canceled.....................      --   (1,399)       --   (3,750)   (6,000)
                                 ------- --------   -------  -------  --------
Outstanding at December 31, 2001  32,427  109,179     2,500   78,250   195,000
Grant Prices:
   1999......................... $    -- $ 126.00   $126.00  $109.00  $     --
   2000.........................      --   124.00    124.00   127.00        --
   2001.........................      --   113.00    113.00       --     11.50
Average Option Price:
   At December 31, 1999......... $101.76 $ 106.28   $115.33  $ 93.68  $     --
   At December 31, 2000.........  101.76   107.37    117.50    95.73        --
   At December 31, 2001.........  101.76   107.51    116.60    96.60     11.50
Options Exercisable:
   At December 31, 1999.........  12,972   68,057       625   24,000        --
   At December 31, 2000.........  19,457   94,275     1,125   36,750        --
   At December 31, 2001.........  25,943   99,678     1,750   48,550    39,000

   Had compensation cost been determined based upon the fair value of the stock options at grant date consistent with the method of SFAS 123, the Company's pro-forma net income (loss) would have been ($4,269,000), $3,511,000 and $534,000 for the years ended December 31, 2001, 2000 and 1999, respectively.

   The fair value of each option grant was estimated using the minimum value option pricing model with the following weighted-average assumptions:

                                                     2001     2000     1999
                                                    -------  -------  -------
  Risk-free interest rate..........................    4.99%    6.26%    5.51%
  Annual dividend yield............................       0%       0%       0%
  Expected life.................................... 5 years  5 years  5 years

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

                     CARROLS CORPORATION AND SUBSIDIARIES

                 Years Ended December 31, 2001, 2000 and 1999

authentic "made from scratch" side dishes. Pollo Tropical's core markets are located in south and central Florida. Taco Cabana is a regional quick-service restaurant chain featuring Mexican style food, including, flame-grilled beef and chicken fajitas, quesadillas and other Tex-Mex dishes. Taco Cabana's core markets are primarily in Texas.

   For 1999, segment information includes both Burger King and Pollo Tropical for the full year. For 2000, segment information includes both Burger King and Pollo Tropical for the full year and Taco Cabana for the period December 20, 2000 through December 31, 2000. For 2001, segment information includes all three concepts for the full year. The "Other" column includes corporate related items not allocated to reportable segments and for income from operations, principally corporate depreciation and amortization. Other identifiable assets consist primarily of franchise rights and intangible assets. Non-operating expenses, comprised of interest expense, interest income, and refinancing expenses and the extraordinary loss are corporate related items and therefore have not been allocated to the reportable segments.

                                                 Burger
                                                  King      Pollo     Taco
                                               Restaurants Tropical  Cabana   Other    Consolidated
                                               ----------- -------- -------- --------  ------------
                                                                   ($ in 000's)
Year Ended December 31, 2001:
Revenues......................................  $380,875   $97,611  $177,803 $     --    $656,289
Cost of sales.................................   107,054    31,048    51,845       --     189,947
Restaurant wages and related expenses.........   117,115    23,961    51,138       --     192,214
Depreciation and amortization.................    24,186     2,882     7,447    8,980      43,495
Other expense.................................        --        --     8,841       --       8,841
Income from operations........................    15,583    16,741     7,044   (8,980)     30,388
Identifiable assets...........................   215,249    31,668    60,776  166,310     474,003
Capital expenditures, excluding acquisitions..    28,992     8,352     8,401    1,830      47,575

Year Ended December 31, 2000:
Revenues......................................  $371,335   $90,004  $  5,562 $     --    $466,901
Cost of sales.................................   101,520    29,533     1,593       --     132,646
Restaurant wages and related expenses.........   113,215    20,950     1,622       --     135,787
Depreciation and amortization.................    22,057     2,129       255    4,415      28,856
Income from operations........................    19,848    16,372       620   (4,415)     32,425
Identifiable assets...........................   208,533    26,198    67,035  175,146     476,912
Capital expenditures, excluding acquisitions..    27,359     7,577        --    1,221      36,157

Year Ended December 31, 1999:
Revenues......................................   372,689    83,790        --       --     456,479
Cost of sales.................................   108,489    28,790        --       --     137,279
Restaurant wages and related expenses.........   114,935    19,190        --       --     134,125
Depreciation and amortization.................    18,404     1,948        --    3,546      23,898
Income from operations........................    17,451    14,459        --   (3,546)     28,364
Identifiable assets...........................   207,172    21,599        --   91,256     320,027
Capital expenditures, excluding acquisitions..    32,159     9,522        --    3,651      45,332

                     CARROLS CORPORATION AND SUBSIDIARIES

                 Years Ended December 31, 2001, 2000 and 1999

10.  Contingencies

   On November 16, 1998, the Equal Employment Opportunity Commission ("EEOC") filed suit in the United States District Court for the Northern District of New York, under Title VII of the Civil Rights Act of 1964, as amended, against the Company. The complaint alleges that the Company has engaged in a pattern and practice of unlawful discrimination, harassment and retaliation against former and current female employees of the Company over the course of many years. At present the EEOC had identified approximately 400 individuals it believes represent the class of claimants; however, that number may increase as the litigation progresses. The EEOC is seeking monetary and injunctive relief from the Company.

   The case is in the later stages of written discovery. It is too early to make an evaluation of the likelihood of an unfavorable outcome and or estimate the amount or range of potential loss. Consequently it is not possible to predict what adverse impact, if any, this case could have on the Company's financial condition. The Company is contesting the case vigorously and believes it is without merit.

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

   In 1999, the Carrols Corporation Retirement Savings Plan was amended. Under this amendment, the plan was modified to include a savings option pursuant to section 401(k) of the Internal Revenue Code in addition to a post tax savings option. Under the amended plan, participating employees may contribute up to 18% of their salary annually to either of the savings options, subject to other limitations. The Company's contributions, which begin to vest after three years and fully vest after seven years of service, are equal to 50% of the employee's contributions to a maximum Company contribution of $520 annually. The employees have various investment options available under a trust established by the plan. The plan expense, including Company contributions, was $327,000, $344,000 and $245,000 for the years ended December 31, 2001, 2000 and 1999, respectively.

   Under the Pollo Tropical 401(k) Retirement Plan, all employees who are age 21 or older and who have been credited with at least 1,000 hours of service within 12 consecutive months are eligible to participate in the 401K Plan. Employees may contribute up to 15% of their salary on a pre-tax basis, and may self-direct contributions to various investment options. The Company makes discretionary matching contributions, which are allocated to participants based on the participant's eligible deferrals during the plan year. Company contributions vest at a rate of 33% for each year of service. Company contributions to this plan totaled, $24,000, $39,000 and $29,000, for the years ended December 31, 2001, 2000 and 1999, respectively.

   Under the Taco Cabana Savings and Retirement Plan, all employees who are age 21 or older and who have been credited with at least 1,000 hours of service within 12 consecutive months are eligible to participate in the plan. Employees may contribute up to 15% of their salary on a pre-tax basis, and may self-direct contributions to various investment options. During 2000, the plan was modified to include a Company contribution equal to $.25 for every $1.00 contributed to the plan up to 3% of an employee's salary. Company contributions vest at a

                     CARROLS CORPORATION AND SUBSIDIARIES

                 Years Ended December 31, 2001, 2000 and 1999

rate of 20% per year over 5 years. Company contributions to this plan totaled $33,000 for the year ended December 31, 2001.

12.  Postretirement Benefits

   The Company provides postretirement medical and life insurance benefits covering substantially all Burger King administrative and restaurant management salaried employees. The following is the plan status and accumulated postretirement benefit obligation (APBO) at December 31, 2001 and 2000:

                                                         2001        2000
                                                      ----------  ----------
   Change in benefit obligation:
      Benefit obligation at beginning of the year.... $1,901,000  $1,683,000
      Service cost...................................    167,000     142,000
      Interest cost..................................    147,000     125,000
      Plan participant's contributions...............      2,000       2,000
      Amendments, curtailments, special terminations.    (87,000)         --
      Actuarial loss.................................    649,000       4,000
      Benefits paid..................................    (69,000)    (55,000)
                                                      ----------  ----------
      Benefit obligation at end of the year..........  2,710,000   1,901,000
   Change in plan assets:
      Fair value of plan assets at end of year.......         --          --
                                                      ----------  ----------
      Funded status..................................  2,710,000   1,901,000
      Unrecognized prior service cost................    193,000     136,000
      Unrecognized actuarial net (loss) gain.........   (593,000)     80,000
                                                      ----------  ----------
      Accrued benefit cost........................... $2,310,000  $2,117,000
                                                      ==========  ==========
   Weighted average assumptions as of December 31:
      Discount rate..................................       7.25%       7.50%
                                                      ==========  ==========

   For measurement purposes, the annual rates of increase are assumed to be 9.5% for medical benefits and 14% for prescriptions drug benefits beginning in 2002 and decreasing gradually to 5% in 2010, and remaining at that level thereafter.

                                                      2001      2000      1999
                                                    --------  --------  --------
Components of net periodic benefit cost:
   Service cost.................................... $167,000  $142,000  $141,000
   Interest cost...................................  147,000   125,000   115,000
   Amortization of gains and losses................       --        --     4,000
   Amortization of unrecognized prior service cost.  (30,000)  (24,000)  (24,000)
                                                    --------  --------  --------
Net periodic postretirement benefit cost........... $284,000  $243,000  $236,000
                                                    ========  ========  ========

                     CARROLS CORPORATION AND SUBSIDIARIES

                 Years Ended December 31, 2001, 2000 and 1999


   Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A 1% change in the health care cost trend rates would have the following effects:

                                                          Increase Decrease
                                                          -------- ---------
  Effect on total of service and interest cost components $ 65,000 $ (52,000)
  Effect on postretirement benefit obligation............  482,000  (393,000)

13.  Acquisitions

   On December 19, 2000, the Company acquired Taco Cabana, Inc. The total transaction was valued at approximately $154.7 million including the purchase of the 11.9 million outstanding common shares, employee stock options and the assumption of Taco Cabana's outstanding debt which was approximately $43 million. The Taco Cabana acquisition has been accounted for by the purchase method of accounting and, accordingly, the results of operations of Taco Cabana from December 20, 2000 are included in the accompanying consolidated financial statements. The excess purchase price over net assets acquired is included in intangible assets and is amortized over 20 years using the straight-line method. The Company entered into its current senior credit facility in 2000, as described in Note 5, to finance the Taco Cabana acquisition.

   The following, unaudited proforma results of operations for the periods presented below assume this acquisition occurred as of the beginning of the respective periods presented:

                                                     Year Ended December 31,
                                                    -------------------------
                                                        2000         1999
                                                    ------------ ------------
                                                           (unaudited)
  Revenues......................................... $632,030,000 $614,368,000
                                                    ============ ============
  Cost of sales.................................... $181,853,000 $184,818,000
                                                    ============ ============
  Restaurant wages and related expenses............ $182,444,000 $177,840,000
                                                    ============ ============
  Depreciation and amortization.................... $ 41,051,000 $ 36,165,000
                                                    ============ ============
  Income from operations........................... $ 46,205,000 $ 41,541,000
                                                    ============ ============
  Net income before extraordinary items............ $  6,792,000 $  3,646,000
                                                    ============ ============

   The preceding, unaudited proforma financial information is not necessarily indicative of the operating results that would have occurred if the acquisition had been consummated as of the beginning of the periods presented, nor are they necessarily indicative of future operating results. The Company subsequently sold 25 fee owned Taco Cabana properties in a sale/leaseback transaction, the proceeds from which were $29.5 million. The proceeds, which were received in December 2000, were used to reduce the debt incurred for the acquisition. The proforma effects of that transaction have not been included in these proforma statements.

                     CARROLS CORPORATION AND SUBSIDIARIES

                 Years Ended December 31, 2001, 2000 and 1999


   Assets acquired and liabilities assumed in the Taco Cabana acquisition were as follows:

           Accounts receivable........................ $    901,000
           Inventory..................................      971,000
           Prepaid expenses...........................    2,483,000
           Refundable income taxes....................    2,514,000
           Deferred income taxes, current.............    2,700,000
           Property and equipment.....................   96,807,000
           Intangible assets including goodwill.......   66,802,000
           Deferred income taxes, long-term...........    9,812,000
           Other non-current assets...................      756,000
           Accounts payable...........................   (3,095,000)
           Accrued payroll, related taxes and benefits   (3,361,000)
           Other current liabilities..................   (5,704,000)
           Accrued occupancy costs....................  (14,907,000)
           Other liabilities, long-term...............   (2,011,000)
                                                       ------------
                                                       $154,668,000
                                                       ============

14.  Guarantor Financial Statements

   The $170 million senior subordinated notes of the Company are guaranteed by certain of the Company's subsidiaries ("Guarantor Subsidiaries"), all of which are wholly-owned by the Company. These subsidiaries are:

      Carrols Realty Holdings
      Carrols Realty I Corp.
      Carrols Realty II Corp.
      Carrols J.G. Corp.
      Quanta Advertising Corp.
      Pollo Franchise, Inc.
      Pollo Operations, Inc.
      Taco Cabana, Inc.
      TP Acquisition Corp.
      T.C. Management, Inc.
      Taco Cabana Management, Inc.
      Get Real, Inc.
      Texas Taco Cabana, L.P.

   The following supplemental financial information sets forth on a condensed consolidating basis, consolidating balance sheets, statements of operations and statements of cash flows for the Parent Company only, Guarantor Subsidiaries and for the Company as of December 31, 2001 and 2000 and for the years ended December 31, 2001, 2000 and 1999.

                     CARROLS CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                          CONSOLIDATING BALANCE SHEET

                               December 31, 2001


                                                         Parent
                                                         Company     Guarantor       Combined
                                                          Only      Subsidiaries      Total
                                                       ------------ -------------  ------------
                     ASSETS
Current assets:
   Cash and cash equivalents.......................... $    921,000 $   1,484,000  $  2,405,000
   Trade and other receivables........................      423,000     1,318,000     1.741,000
   Inventories........................................    3,572,000     1,522,000     5,094,000
   Prepaid rent.......................................    1,260,000       855,000     2,115,000
   Prepaid expenses and other current assets..........    1,435,000     2,827,000     4,262,000
   Refundable income taxes............................    1,133,000            --     1,133,000
   Deferred income taxes..............................    6,797,000            --     6,797,000
                                                       ------------ -------------  ------------
       Total current assets...........................   15,541,000     8,006,000    23,547,000
                                                       ------------ -------------  ------------
Property and equipment, net...........................  117,186,000    96,160,000   213,346,000
Franchise rights, net.................................   94,844,000            --    94,844,000
Intangible assets, net................................    1,568,000   120,865,000   122,433,000
Intercompany receivable (payable).....................  181,226,000  (181,226,000)           --
Deferred income taxes.................................    8,384,000            --     8,384,000
Other assets..........................................    8,849,000     2,600,000    11,449,000
                                                       ------------ -------------  ------------
       Total assets................................... $427,598,000 $  46,405,000  $474,003,000
                                                       ============ =============  ============

      LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
   Accounts payable................................... $ 10,118,000 $   6,502,000  $ 16,620,000
   Accrued interest...................................    1,518,000            --     1,518,000
   Accrued payroll, related taxes and benefits........    8,278,000     4,594,000    12,872,000
   Accrued acquisition costs..........................      177,000       177,000       354,000
   Other liabilities..................................    6,614,000     8,738,000    15,352,000
   Current portion of long-term debt..................    9,762,000       267,000    10,029,000
                                                       ------------ -------------  ------------
       Total current liabilities......................   36,467,000    20,278,000    56,745,000
Long-term debt, net of current portion................  362,426,000     1,189,000   363,615,000
Deferred income, sale/leaseback of real estate........    3,881,000            --     3,881,000
Accrued postretirement benefits.......................    2,310,000            --     2,310,000
Other liabilities.....................................   16,705,000    15,692,000    32,397,000
                                                       ------------ -------------  ------------
       Total liabilities..............................  421,789,000    37,159,000   458,948,000
Stockholder's equity..................................    5,809,000     9,246,000    15,055,000
                                                       ------------ -------------  ------------
       Total liabilities and stockholder's equity..... $427,598,000 $  46,405,000  $474,003,000
                                                       ============ =============  ============

                     CARROLS CORPORATION AND SUBSIDIARIES

                          CONSOLIDATING BALANCE SHEET

                               December 31, 2000

                                                          Parent      Guarantor       Combined
                                                       Company Only  Subsidiaries      Total
                                                       ------------  -------------  ------------
                     ASSETS
Current assets:
   Cash and cash equivalents.......................... $    785,000  $   1,927,000  $  2,712,000
   Trade and other receivables........................      207,000      1,705,000     1,912,000
   Inventories........................................    4,521,000      1,396,000     5,917,000
   Prepaid rent.......................................    1,200,000      1,084,000     2,284,000
   Prepaid expenses and other current assets..........    1,311,000      2,811,000     4,122,000
   Refundable income taxes............................       91,000      2,514,000     2,605,000
   Deferred income taxes..............................    5,984,000      2,467,000     8,451,000
                                                       ------------  -------------  ------------
       Total current assets...........................   14,099,000     13,904,000    28,003,000
                                                       ------------  -------------  ------------

Property and equipment, net...........................  105,704,000     97,580,000   203,284,000
Franchise rights, net.................................   98,931,000             --    98,931,000
Intangible assets, net................................    1,503,000    125,914,000   127,417,000
Intercompany receivable (payable).....................  208,860,000   (208,860,000)           --
Deferred income taxes.................................   (3,406,000)     9,812,000     6,406,000
Other assets..........................................   10,275,000      2,596,000    12,871,000
                                                       ------------  -------------  ------------
       Total assets................................... $435,966,000  $  40,946,000  $476,912,000
                                                       ============  =============  ============

      LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
   Accounts payable................................... $  8,883,000  $   4,486,000  $ 13,369,000
   Accrued interest...................................    2,247,000             --     2,247,000
   Accrued payroll, related taxes and benefits........    7,711,000      4,760,000    12,471,000
   Accrued acquisition costs..........................    4,470,000      1,142,000     5,612,000
   Other liabilities..................................    6,098,000      6,006,000    12,104,000
   Current portion of long-term debt..................    7,902,000        241,000     8,143,000
                                                       ------------  -------------  ------------
       Total current liabilities......................   37,311,000     16,635,000    53,946,000

Long-term debt, net of current portion................  361,538,000      1,457,000   362,995,000
Deferred income, sale/leaseback of real estate........    4,171,000             --     4,171,000
Accrued postretirement benefits.......................    2,117,000             --     2,117,000
Other liabilities.....................................   16,220,000     18,444,000    34,664,000
                                                       ------------  -------------  ------------
       Total liabilities..............................  421,357,000     36,536,000   457,893,000

Stockholder's equity..................................   14,609,000      4,410,000    19,019,000
                                                       ------------  -------------  ------------
       Total liabilities and stockholder's equity..... $435,966,000  $  40,946,000  $476,912,000
                                                       ============  =============  ============

                     CARROLS CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENT OF OPERATIONS

                         Year Ended December 31, 2001

                                             Parent      Guarantor     Combined
                                          Company Only  Subsidiaries    Total
                                          ------------  ------------ ------------
Revenues:
   Restaurant sales...................... $380,875,000  $273,835,000 $654,710,000
   Franchise royalty revenues and fees...           --     1,579,000    1,579,000
                                          ------------  ------------ ------------
       Total revenues....................  380,875,000   275,414,000  656,289,000
                                          ------------  ------------ ------------
Costs and expenses:
   Cost of sales.........................  107,054,000    82,893,000  189,947,000
   Restaurant wages and related expenses.  117,115,000    75,099,000  192,214,000
   Other restaurant operating expenses...   80,119,000    47,062,000  127,181,000
   Advertising expense...................   16,236,000    12,594,000   28,830,000
   General and administrative............   20,582,000    14,811,000   35,393,000
   Depreciation and amortization.........   27,264,000    16,231,000   43,495,000
   Other expense.........................           --     8,841,000    8,841,000
                                          ------------  ------------ ------------
       Total operating expenses..........  368,370,000   257,531,000  625,901,000
                                          ------------  ------------ ------------
Income from operations...................   12,505,000    17,883,000   30,388,000
   Interest expense......................   32,406,000       582,000   32,988,000
   Intercompany allocations..............   (6,947,000)    6,947,000           --
                                          ------------  ------------ ------------
Income (loss) before income taxes........  (12,954,000)   10,354,000   (2,600,000)
   Provision (benefit) for income taxes..   (4,154,000)    5,518,000    1,364,000
                                          ------------  ------------ ------------
Net income (loss)........................ $ (8,800,000) $  4,836,000 $ (3,964,000)
                                          ============  ============ ============

                     CARROLS CORPORATION AND SUBSIDIARIES

                     CONSOLIDATING STATEMENT OF OPERATIONS

                         Year Ended December 31, 2000

                                                                   Parent
                                                                   Company      Guarantor     Combined
                                                                    Only       Subsidiaries    Total
                                                                 ------------  ------------ ------------
Revenues:
   Restaurant sales............................................. $371,335,000  $94,527,000  $465,862,000
   Franchise royalty revenues and fees..........................           --    1,039,000     1,039,000
                                                                 ------------  -----------  ------------
       Total revenues...........................................  371,335,000   95,566,000   466,901,000
                                                                 ------------  -----------  ------------
Costs and expenses:
   Cost of sales................................................  101,520,000   31,126,000   132,646,000
   Restaurant wages and related expenses........................  113,216,000   22,571,000   135,787,000
   Other restaurant operating expenses..........................   78,444,000   13,151,000    91,595,000
   Advertising expense..........................................   16,854,000    3,700,000    20,554,000
   General and administrative...................................   20,764,000    5,639,000    26,403,000
   Depreciation and amortization................................   24,446,000    4,410,000    28,856,000
   Other income.................................................   (1,365,000)          --    (1,365,000)
                                                                 ------------  -----------  ------------
       Total operating expenses.................................  353,879,000   80,597,000   434,476,000
                                                                 ------------  -----------  ------------
Income from operations..........................................   17,456,000   14,969,000    32,425,000
   Interest expense.............................................   23,666,000           --    23,666,000
   Intercompany allocations.....................................   (6,950,000)   6,950,000            --
                                                                 ------------  -----------  ------------
Income before income taxes and extraordinary loss...............      740,000    8,019,000     8,759,000
Provision for income taxes......................................      389,000    4,052,000     4,441,000
                                                                 ------------  -----------  ------------
Income before extraordinary loss................................      351,000    3,967,000     4,318,000
Extraordinary loss on extinguishment of debt, net of tax benefit      350,000           --       350,000
                                                                 ------------  -----------  ------------
Net income...................................................... $      1,000  $ 3,967,000  $  3,968,000
                                                                 ============  ===========  ============

                     CARROLS CORPORATION AND SUBSIDIARIES

                     CONSOLIDATING STATEMENT OF OPERATIONS

                         Year Ended December 31, 1999

                                                                   Parent
                                                                   Company      Guarantor     Combined
                                                                    Only       Subsidiaries    Total
                                                                 ------------  ------------ ------------
Revenues:
   Restaurant sales............................................. $372,689,000  $82,751,000  $455,440,000
   Franchise royalty revenues and fees..........................           --    1,039,000     1,039,000
                                                                 ------------  -----------  ------------
       Total revenues...........................................  372,689,000   83,790,000   456,479,000
                                                                 ------------  -----------  ------------
Costs and expenses:
   Cost of sales................................................  108,489,000   28,790,000   137,279,000
   Restaurant wages and related expenses........................  114,935,000   19,190,000   134,125,000
   Other restaurant operating expenses..........................   77,839,000   11,254,000    89,093,000
   Advertising expense..........................................   17,285,000    3,333,000    20,618,000
   General and administrative...................................   18,286,000    4,816,000    23,102,000
   Depreciation and amortization................................   20,043,000    3,855,000    23,898,000
                                                                 ------------  -----------  ------------
       Total operating expenses.................................  356,877,000   71,238,000   428,115,000
                                                                 ------------  -----------  ------------
Income from operations..........................................   15,812,000   12,552,000    28,364,000
   Interest expense.............................................   22,386,000           --    22,386,000
   Intercompany allocations.....................................   (7,362,000)   7,362,000            --
                                                                 ------------  -----------  ------------
Income before income taxes and extraordinary loss...............      788,000    5,190,000     5,978,000
Provision for income taxes......................................    1,810,000    2,016,000     3,826,000
                                                                 ------------  -----------  ------------
Income (loss) before extraordinary loss.........................   (1,022,000)   3,174,000     2,152,000
Extraordinary loss on extinguishment of debt, net of tax benefit    1,099,000           --     1,099,000
                                                                 ------------  -----------  ------------
Net income (loss)............................................... $ (2,121,000) $ 3,174,000  $  1,053,000
                                                                 ============  ===========  ============

                     CARROLS CORPORATION AND SUBSIDIARIES

                     CONSOLIDATING STATEMENT OF CASH FLOWS

                         Year Ended December 31, 2001

                                                             Parent
                                                             Company      Guarantor      Combined
                                                              Only       Subsidiaries     Total
                                                           ------------  ------------  ------------
Cash flows provided from operating activities:
   Net income (loss)...................................... $ (8,800,000) $  4,836,000  $ (3,964,000)
   Adjustments to reconcile net income (loss) to net cash
     provided from operating activities:
       Loss on disposal of property and equipment.........           --       390,000       390,000
       Other expense (Note 6).............................           --     7,053,000     7,053,000
       Depreciation and amortization......................   27,264,000    16,231,000    43,495,000
       Deferred income taxes..............................     (599,000)           --      (599,000)
   Changes in operating assets and liabilities............   11,184,000   (11,124,000)       60,000
                                                           ------------  ------------  ------------
Net cash provided from operating activities...............   29,049,000    17,386,000    46,435,000
                                                           ------------  ------------  ------------
Cash flow used for investing activities:
   Capital expenditures:
       New restaurant development.........................   (3,163,000)  (11,362,000)  (14,525,000)
       Restaurant remodeling..............................  (21,895,000)           --   (21,895,000)
       Corporate and restaurant information systems.......   (1,007,000)     (445,000)   (1,452,000)
       Other capital expenditures.........................   (3,923,000)   (5,780,000)   (9,703,000)
       Acquisition of restaurants.........................   (1,612,000)           --    (1,612,000)
   Proceeds from dispositions of property and equipment...       31,000            --        31,000
                                                           ------------  ------------  ------------
Net cash used for investing activities....................  (31,569,000)  (17,587,000)  (49,156,000)
                                                           ------------  ------------  ------------
Cash flows provided from (used for) financing activities:
   Proceeds on revolving credit facility, net.............    9,900,000            --     9,900,000
   Principal payments and retirements of term loans.......   (7,000,000)           --    (7,000,000)
   Proceeds from other notes payable, net.................      127,000            --       127,000
   Principal payments on capital leases...................     (282,000)     (242,000)     (524,000)
   Financing costs associated with issuance of debt.......      (89,000)           --       (89,000)
                                                           ------------  ------------  ------------
Net cash provided from (used for) financing activities....    2,656,000      (242,000)    2,414,000
                                                           ------------  ------------  ------------
Net decrease in cash and cash equivalents.................      136,000      (443,000)     (307,000)
Cash and cash equivalents, beginning of year..............      785,000     1,927,000     2,712,000
                                                           ------------  ------------  ------------
Cash and cash equivalents, end of year.................... $    921,000  $  1,484,000  $  2,405,000
                                                           ============  ============  ============

                     CARROLS CORPORATION AND SUBSIDIARIES

                     CONSOLIDATING STATEMENT OF CASH FLOWS

                         Year Ended December 31, 2000

                                                                  Parent
                                                                  Company      Guarantor     Combined
                                                                   Only       Subsidiaries    Total
                                                               -------------  ------------ -------------
Cash flows provided from operating activities:
   Net income................................................. $       1,000  $ 3,967,000  $   3,968,000
   Adjustments to reconcile net income to net cash provided
     from operating activities:
       Depreciation and amortization..........................    24,446,000    4,410,000     28,856,000
       Extraordinary loss on extinguishment of debt,
        net of tax............................................       350,000           --        350,000
       Deferred income taxes..................................     2,689,000      233,000      2,922,000
       Changes in operating assets and liabilities............    13,754,000     (130,000)    13,624,000
                                                               -------------  -----------  -------------
Net cash provided from operating activities...................    41,240,000    8,480,000     49,720,000
                                                               -------------  -----------  -------------
Cash flow used for investing activities:
   Capital expenditures:
       Purchase of Taco Cabana, Inc. net of cash acquired.....  (154,668,000)          --   (154,668,000)
       New restaurant development.............................    (4,610,000)  (6,718,000)   (11,328,000)
       Restaurant remodeling..................................   (10,957,000)          --    (10,957,000)
       Corporate and restaurant information systems...........    (5,266,000)    (397,000)    (5,663,000)
       Other capital expenditures.............................    (7,338,000)    (871,000)    (8,209,000)
   Proceeds from dispositions of property and equipment.......         7,000           --          7,000
                                                               -------------  -----------  -------------
Net cash used for investing activities........................  (182,832,000)  (7,986,000)  (190,818,000)
                                                               -------------  -----------  -------------
Cash flows provided from financing activities:
   Proceeds on revolving credit facility, net.................    11,500,000           --     11,500,000
   Proceeds from term loans...................................   150,000,000           --    150,000,000
   Payments on term loans.....................................    (3,000,000)          --     (3,000,000)
   Retirement of term loans...................................   (44,000,000)          --    (44,000,000)
   Proceeds from other notes payable, net.....................     1,703,000           --      1,703,000
   Principal payments on capital leases.......................      (257,000)          --       (257,000)
   Proceeds from sale-leaseback transactions..................    29,523,000           --     29,523,000
   Financing costs associated with issuance of debt...........    (3,560,000)          --     (3,560,000)
                                                               -------------  -----------  -------------
Net cash provided from financing activities...................   141,909,000           --    141,909,000
                                                               -------------  -----------  -------------
Net increase in cash and cash equivalents.....................       317,000      494,000        811,000
Cash and cash equivalents, beginning of year..................       468,000    1,433,000      1,901,000
                                                               -------------  -----------  -------------
Cash and cash equivalents, end of year........................ $     785,000  $ 1,927,000  $   2,712,000
                                                               =============  ===========  =============

                     CARROLS CORPORATION AND SUBSIDIARIES

                     CONSOLIDATING STATEMENT OF CASH FLOWS

                         Year Ended December 31, 1999

                                                                       Parent
                                                                       Company      Guarantor      Combined
                                                                        Only       Subsidiaries     Total
                                                                     ------------  ------------  ------------
Cash flows provided from operating activities:
   Net income (loss)................................................ $ (2,121,000) $  3,174,000  $  1,053,000
   Adjustments to reconcile net income to net cash
     Provided from operating activities:
       Loss (gain) on disposal of property and equipment............      102,000            --       102,000
       Depreciation and amortization................................   20,043,000     3,855,000    23,898,000
       Extraordinary loss on extinguishment of debt, net of tax.....    1,099,000            --     1,099,000
       Deferred income taxes........................................   (1,482,000)    3,157,000     1,675,000
   Changes in operating assets and liabilities......................    9,551,000       795,000    10,346,000
                                                                     ------------  ------------  ------------
Net cash provided from operating activities.........................   27,192,000    10,981,000    38,173,000
                                                                     ------------  ------------  ------------
Cash flow used for investing activities
   Capital expenditures:
       New restaurant development...................................   (9,194,000)   (4,891,000)  (14,085,000)
       Restaurant remodeling........................................   (9,795,000)           --    (9,795,000)
       Corporate and restaurant information systems.................  (10,845,000)   (1,038,000)  (11,883,000)
       Other capital expenditures...................................   (5,119,000)   (4,450,000)   (9,569,000)
       Acquisition of Burger King restaurants.......................   (3,833,000)           --    (3,833,000)
Proceeds from dispositions of property and equipment................      230,000            --       230,000
                                                                     ------------  ------------  ------------
Net cash used for investing activities..............................  (38,556,000)  (10,379,000)  (48,935,000)
                                                                     ------------  ------------  ------------
Cash flows provided from financing activities:
   Payments on revolving credit facility, net.......................   (4,519,000)           --    (4,519,000)
   Principal payments on term loans.................................   (3,000,000)           --    (3,000,000)
   Principal payment on other notes payable, net....................     (185,000)           --      (185,000)
   Principal payments on capital leases.............................     (324,000)           --      (324,000)
   Proceeds from sale/leaseback transactions........................   14,800,000            --    14,800,000
   Financing costs associated with issuance of debt.................     (886,000)           --      (886,000)
                                                                     ------------  ------------  ------------
Net cash provided from financing activities.........................    5,886,000            --     5,886,000
                                                                     ------------  ------------  ------------
Net increase (decrease) in cash and cash equivalents................   (5,478,000)      602,000    (4,876,000)
Cash and cash equivalents, beginning of year........................    5,946,000       831,000     6,777,000
                                                                     ------------  ------------  ------------
Cash and cash equivalents, end of year.............................. $    468,000  $  1,433,000  $  1,901,000
                                                                     ============  ============  ============

                     CARROLS CORPORATION AND SUBSIDIARIES

                 Years Ended December 31, 2001, 2000 and 1999


Note 15.  Selected Quarterly Financial Data (Unaudited) (in 000's)

                                                                 Quarter Ended
                                                  ------------------------------------------
     2001                                         March 31  June 30  September 30 December 31
     ----                                         --------  -------- ------------ -----------
 Total revenues.................................. $155,112  $167,037   $170,531    $163,609
 Gross profit (1)................................   25,729    31,989     30,115      30,284
 Income (loss) before extraordinary loss (2).....   (1,532)    1,856        420      (4,708)
 Net income (loss) (2)...........................   (1,532)    1,856        420      (4,708)

                                                                 Quarter Ended
                                                  ------------------------------------------
     2000                                         March 31  June 30  September 30 December 31
     ----                                         --------  -------- ------------ -----------
 Total revenues.................................. $109,751  $120,079   $116,175    $120,896
 Gross profit (1)................................   17,765    23,108     22,085      23,361
 Income (loss) before extraordinary loss.........     (513)    3,136      1,277         418
 Net income (loss)...............................     (513)    3,136      1,277          68

--------
(1) Gross profit is defined as total revenues less cost of sales, restaurant wages, other operating and advertising expenses.
(2) Fourth quarter of 2001 includes a charge to other expense of $8.8 million to close seven Taco Cabana restaurants in its Phoenix, Arizona market and discontinue restaurant development underway in that market.

                     CARROLS CORPORATION AND SUBSIDIARIES

                SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

                 Years Ended December 31, 2000, 1999 and 1998

Col. A                                               Col. B     Col. C       Col. D         Col. E
------                                             ---------- ----------   ----------     ----------
                                                   Balance at Charged to                  Balance at
                                                   Beginning  Costs and                     End of
Description                                        of Period   Expenses    Deductions       Period
-----------                                        ---------- ----------   ----------     ----------
Year ended December 31, 2001:
   Reserve for doubtful trade accounts receivable.  $130,000   $ 31,000    $ (33,000) (c)  $128,000
   Reserve for note receivable (a)................   238,000         --           --        238,000
   Reserve for inventory (b)......................   150,000     12,000      (80,000)        82,000

Year ended December 31, 2000:
   Reserve for doubtful trade accounts receivable.    53,000     14,000      (43,000) (c)   130,000
                                                                106,000(d)
   Reserve for note receivable (a)................   238,000         --           --        238,000
   Reserve for inventory (b)......................   293,000     42,000     (185,000)       150,000

Year ended December 31, 1999:
   Reserve for doubtful trade accounts receivable.    93,000         --      (40,000) (c)    53,000
   Reserve for note receivable (a)................   238,000         --           --        238,000
   Reserve for inventory (b)......................    78,000    286,000      (71,000)       293,000

--------
(a) Included in other assets.

(b) Included in inventory.

(c) Represents write-offs of accounts.

(d) Represents reserves acquired in the 2000 Taco Cabana acquisition.

                                  SIGNATURES

   Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the first day of April 2002.

                                               CARROLS CORPORATION

                                               By:       /s/  ALAN VITULI
                                                   -----------------------------
                                                            Alan Vituli
                                                   Chairman and Chief Executive
                                                              Officer

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

          Signature                             Title                 Date
          ---------                             -----                 ----

      /S/  ALAN VITULI              Director, Chairman and Chief  April 1, 2002
-----------------------------         Executive Officer
          Alan Vituli                 (Principal Executive
                                      Officer)

  /S/  DANIEL T. ACCORDINO          Director, President and Chief April 1, 2002
-----------------------------         Operating Officer
      Daniel T. Accordino

 /S/  BENJAMIN D. CHERESKIN         Director                      April 1, 2002
-----------------------------
     Benjamin D. Chereskin

    /S/  JAMES M. CONLON            Director                      April 1, 2002
-----------------------------
        James M. Conlon

 /S/  DAVID J. MATHIES, JR.         Director                      April 1, 2002
-----------------------------
     David J. Mathies, Jr.

    /S/  ROBIN P. SELATI            Director                      April 1, 2002
-----------------------------
        Robin P. Selati

   /S/  CLAYTON E. WILHITE          Director                      April 1, 2002
-----------------------------
       Clayton E. Wilhite

    /S/  PAUL R. FLANDERS           Vice President--Finance and   April 1, 2002
-----------------------------         Treasurer (Principal
        Paul R. Flanders              Financial Officer and
                                      Principal Accounting
                                      Officer)

   /S/  TIMOTHY J. LALONDE          Vice President--Controller    April 1, 2002
-----------------------------
       Timothy J. LaLonde