Form 10-Q
period 2002-03-31
CARROLS CORP
filed 2002-05-15
CIK 17927

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q


[X] Quarterly report pursuant to section 13 or 15 (d) of the Securities Exchange Act of 1934

     For  the quarterly period ended March 31, 2002

                                       or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[ ]

Common stock, par value $1.00, outstanding at May 11, 2002: 10 shares

                                     PART I

ITEM 1 - FINANCIAL INFORMATION

                      CARROLS CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                            (in thousands of dollars)

                                                      March 31,    December 31,
ASSETS                                                  2002          2001
------                                               -----------   ------------
                                                     (unaudited)
Current assets:
   Cash and cash equivalents                          $  2,551      $  2,405
   Trade and other receivables, net of reserves of
      $128 at each date                                  1,568         1,741
   Inventories                                           4,868         5,094
   Prepaid rent                                          2,086         2,115
   Prepaid expenses and other current assets             4,487         4,262
   Refundable income taxes                               1,509         1,133
   Deferred income taxes                                 6,797         6,797
                                                      --------      --------

      Total current assets                              23,866        23,547

Property and equipment, at cost less accumulated
   depreciation of  $131,957 and $124,744,
   respectively                                        213,710       213,346

Franchise rights, at cost less accumulated
   amortization of $44,542 and $43,341,
   respectively                                         93,644        94,844

Intangible assets, at cost less accumulated
   Amortization of $10,031 and $10,056,
   Respectively                                        122,420       122,433

Deferred income taxes                                    7,651         8,384

Other assets                                            11,052        11,449
                                                      --------      --------

Total assets                                          $472,343      $474,003
                                                      ========      ========

The accompanying notes are an integral part of these financial statements.

                      CARROLS CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (continued)
                            (in thousands of dollars)

                                                           March 31,    December 31,
LIABILITIES and STOCKHOLDER'S EQUITY                         2002           2001
------------------------------------                      -----------   ------------
                                                          (unaudited)
Current liabilities:
   Accounts payable                                        $ 12,165       $ 16,620
   Accrued interest                                           5,535          1,518
   Accrued payroll, related taxes and benefits               12,857         12,872
   Other liabilities                                         15,011         15,706
   Current portion of long-term debt                         10,627         10,029
                                                           --------       --------

         Total current liabilities                           56,195         56,745

Long-term debt, net of current portion                      362,411        363,615
Deferred income - sale/leaseback of real estate               4,091          3,881
Accrued postretirement benefits                               2,388          2,310
Other liabilities                                            31,469         32,397
                                                           --------       --------

Total liabilities                                           456,554        458,948

Stockholder's equity:
   Common stock, par value $1; authorized 1,000 shares,
     issued and outstanding - 10 shares                          --             --
   Additional paid-in capital                                24,485         24,485
   Accumulated deficit                                       (8,696)        (9,430)
                                                           --------       --------
         Total stockholder's equity                          15,789         15,055
                                                           --------       --------

Total liabilities and stockholder's equity                 $472,343       $474,003
                                                           ========       ========

The accompanying notes are an integral part of these financial statements.

                      CARROLS CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    THREE MONTHS ENDED MARCH 31,2002 AND 2001
                            (in thousands of dollars)

                                                             2002        2001
                                                           --------    --------
                                                               (unaudited)
Revenues:
   Restaurant sales                                        $157,437    $154,731
   Franchise fees and royalty revenues                          370         381
                                                           --------    --------
      Total revenues                                        157,807     155,112

Costs and expenses:
   Cost of sales                                             43,853      45,449
   Restaurant wages and related expenses                     47,588      46,230
   Other restaurant operating expenses                       31,736      31,224
   Advertising expense                                        6,888       6,480
   General and administrative                                 9,601       9,457
   Depreciation and amortization                              9,919      10,370
                                                           --------    --------
      Total operating expenses                              149,585     149,210
                                                           --------    --------

Income from operations                                        8,222       5,902

   Interest expense                                           7,031       9,175
                                                           --------    --------

Income (loss) before income taxes                             1,191      (3,273)

   Provision (benefit) for income tax                           455      (1,741)
                                                           --------    --------

Net income (loss)                                          $    736    $ (1,532)
                                                           ========    ========

The accompanying notes are an integral part of these financial statements.

                      CARROLS CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                   THREE MONTHS ENDED MARCH 31, 2002 AND 2001
                            (in thousands of dollars)

                                                              2002       2001
                                                            --------   --------
                                                                (unaudited)
Cash flows provided from operating activities:
   Net income (loss)                                        $    736   $ (1,532)
   Adjustments to reconcile net income (loss) to net cash
      provided from operating activities:
      Loss on disposal of property and equipment                  32         --
      Depreciation and amortization                            9,919     10,370
      Deferred income taxes                                      733     (1,687)
      Change in operating assets and liabilities              (2,502)    (4,169)
                                                            --------   --------

         Net cash provided from operating activities           8,918      2,982
                                                            --------   --------

Cash flows used for investing activities:
   Capital expenditures:
      New restaurant development                              (3,197)    (3,816)
      Restaurant remodeling                                   (3,296)    (3,229)
      Other restaurant expenditures                           (1,586)    (3,154)
      Corporate and information systems                         (251)      (519)
                                                            --------   --------
         Total capital expenditures                           (8,330)   (10,718)
   Properties purchased for sale-leaseback                      (929)        --
   Proceeds from sales of property and equipment                  --         10
                                                            --------   --------

         Net cash used for investing activities               (9,259)   (10,708)
                                                            --------   --------

Cash flows provided from financing activities:
   Proceeds from revolving credit facility, net                 1,900      7,300
   Proceeds (payments) on other notes payable, net              (237)       787
   Principal payments on term loans                           (2,125)    (1,750)
   Principal payments on capital leases
                                                                (144)      (128)
   Proceeds from sale-leaseback transactions                   1,093         --
                                                            --------   --------

         Net cash provided from  financing activities            487      6,209
                                                            --------   --------

Increase (decrease) in cash and cash equivalents                 146     (1,517)
Cash and cash equivalents, beginning of period                 2,405      2,712
                                                            --------   --------

Cash and cash equivalents, end of period                    $  2,551   $  1,195
                                                            ========   ========

The accompanying notes are an integral part of these financial statements.

                      CARROLS CORPORATION AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.   Statement of Management
     -----------------------

     The accompanying unaudited consolidated financial statements for the three months ended March 31, 2002 and 2001 have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission and do not include all of the information and the footnotes required by accounting principles generally accepted in the United States of America for complete statements. In the opinion of management, all normal and recurring adjustments necessary for a fair presentation of such financial statements have been included.

     The results of operations for the three months ended March 31, 2002 and 2001 are not necessarily indicative of the results to be expected for the full year.

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

     These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2001 contained in our 2001 Annual Report on Form 10-K. The December 31, 2001 balance sheet data is derived from these audited financial statements.

2.   Income Taxes
     ------------

     The income tax provision for the three months ended March 31, 2002 and 2001 was comprised of the following (in thousands):

                        2002      2001
                       ------   --------
     Current           $(278)   $   (54)
     Deferred            733     (1,687)
                       -----    -------
                       $ 455    $(1,741)
                       =====    =======

                      CARROLS CORPORATION AND SUBSIDIARIES
       NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

     For 2002, the difference between the expected tax benefit, resulting from application of the federal statutory income tax rate to pretax income, and the reported income tax provision results principally from state taxes and non-deductible amortization of certain franchise rights. For 2001, this difference is due to the same factors as well as the amortization of non-deductible goodwill.

3.   Business Segment Information
     ----------------------------

     The Company is engaged in the quick-service restaurant industry, with three restaurant concepts: Burger King operating as a franchisee, Pollo Tropical and Taco Cabana, both Company owned concepts. The Company's Burger King restaurants are all located in the United States, primarily in the Northeast, Southeast and Midwest. Pollo Tropical is a regional quick-service restaurant chain featuring grilled marinated chicken and authentic "made from scratch" side dishes. Pollo Tropical's restaurants are located in south and central Florida. Taco Cabana is a regional quick-service restaurant chain featuring Mexican style food, including flame-grilled beef and chicken fajitas, quesadillas and other Tex-Mex dishes. Taco Cabana's restaurants are located in Texas and Oklahoma.

     The "Other" column includes corporate related items not allocated to reportable segments and for income from operations, principally corporate depreciation and amortization. Other identifiable assets consist primarily of intangible assets.

                      CARROLS CORPORATION AND SUBSIDIARIES
       NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

                                                Burger     Pollo      Taco
                                                 King     Tropical   Cabana     Other     Consolidated
                                               --------   --------   -------   --------   ------------
Three Months Ended (in thousands of dollars):
---------------------------------------------

March 31, 2002:
Revenues                                       $ 90,509    $25,054   $42,244   $     --     $157,807
Cost of sales                                    23,914      7,623    12,316         --       43,853
Restaurant wages and related expenses            28,978      6,144    12,466         --       47,588
Depreciation and amortization                     6,399        788     1,691      1,041        9,919
Income (loss) from operations                     1,097      4,261     3,905     (1,041)       8,222
Capital expenditures, excluding acquisitions      4,773        707     2,599        251        8,330

March 31, 2001:
Revenues                                       $ 88,239    $24,605   $42,268   $     --     $155,112
Cost of sales                                    25,573      7,816    12,060         --       45,449
Restaurant wages and related expenses            28,266      5,745    12,219         --       46,230
Depreciation and amortization                     5,686        590     1,895      2,199       10,370
Income (loss) from operations                       288      4,244     3,569     (2,199)       5,902
Capital expenditures, excluding acquisitions      5,614      1,591     3,040        519       10,718

Identifiable Assets:
At March 31, 2002                              $214,197    $31,605   $61,606   $164,935     $472,343
At December 31, 2001                            215,249     31,668    60,776    166,310      474,003

4. Other Expense
   -------------

   During the fourth quarter of 2001, management made the decision to close seven Taco Cabana restaurants in the Phoenix, Arizona market and discontinue restaurant development underway in that market. This decision resulted in a charge to other expense of $8.8 million in the fourth quarter, representing $7.1 million in asset impairments, primarily leasehold improvements, and $1.7 million in future occupancy costs and other ongoing exit activities estimated to be incurred over a two-year period. The
   Company closed one restaurant in December 2001 and the remaining six restaurants in February 2002. During the first quarter of 2002, the Company paid $0.4 million in lease liabilities for the closed restaurants and the remaining lease liability reserve balance at March 31, 2002 was $0.6 million. An additional $0.1 million has been spent against the other exit costs reserve balance resulting in a March 31, 2002 reserve balance of $0.6 million.

                      CARROLS CORPORATION AND SUBSIDIARIES
       NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

5.   New Accounting Pronouncements
     -----------------------------

     In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS 142, Goodwill and Other Intangible Assets, which supercedes Accounting Principles Board Opinion 17, Intangible Assets. Under SFAS 142, goodwill and intangible assets with indefinite lives are no longer amortized, effective January 1, 2002, but are to be tested at least annually for impairment. Separable intangible assets with defined lives will continue to be amortized over their useful lives. Amortization expense of goodwill, which is no longer amortized effective January 1, 2002, was $1,255,000 for the quarter ended March 31, 2001.

     SFAS 142 also requires the Company to complete Step 1 of a transitional goodwill impairment test by June 30, 2002. Step 1 requires the comparison of the fair value of a reporting unit to its carrying value at January 1, 2002 to determine whether there is an indicated transitional goodwill impairment. If a reporting unit's fair value is below its carrying value, the Company will need to complete Step 2 of the transitional goodwill impairment test by the end of fiscal 2002 which requires the calculation of an "implied" fair value for a reporting unit's goodwill. If the implied fair value of the reporting unit's goodwill is less than its recorded goodwill, a transitional goodwill impairment charge is recognized and reported as a cumulative effect of a change in accounting principle. We are currently evaluating impairment under Step 1 of the transitional goodwill impairment test and the effect, if any, on our results of operations and financial position.

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

     In August 2001, the FASB issued SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which supersedes SFAS 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. SFAS 144 requires that all long-lived assets be measured at the lower of the carrying amount or fair value less cost to sell. The provisions of SFAS 144 are effective for fiscal years beginning after December 15, 2001. The adoption of SFAS 144 had no impact on our results of operations or our financial position.

                      CARROLS CORPORATION AND SUBSIDIARIES
       NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

6.   Guarantor Financial Statements
     ------------------------------

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

     The following supplemental financial information sets forth on a condensed consolidating basis, consolidating balance sheets, statements of operations and statements of cash flows for the Parent Company only, Guarantor Subsidiaries and for the Company as of March 31, 2002 and December 31, 2001 and for the three-month periods ended March 31, 2002 and 2001. Debt and goodwill allocated to subsidiaries are presented on an accounting "push-down" basis.

                      CARROLS CORPORATION AND SUBSIDIARIES
       NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                           CONSOLIDATING BALANCE SHEET
                                 March 31, 2002
                            (in thousands of dollars)
                                   (unaudited)

                                                   Parent
                                                   Company     Guarantor    Combined
                                                    Only     Subsidiaries    Total
                                                  --------   ------------   --------
                          ASSETS
Current Assets:
    Cash and cash equivalents                     $  1,614    $     937     $  2,551
    Trade and other receivables, net                   195        1,373        1,568
    Inventories                                      3,401        1,467        4,868
    Prepaid rent                                     1,262          824        2,086
    Prepaid expenses and other current assets        1,466        3,021        4,487
    Refundable income taxes                          1,509           --        1,509
    Deferred income taxes                            6,797           --        6,797
                                                  --------    ---------     --------
        Total current assets                        16,244        7,622       23,866
                                                  --------    ---------     --------

Property and equipment, net                        116,912       96,798      213,710
Franchise rights, net                               93,644           --       93,644
Intangible assets, net                               1,559      120,861      122,420
Intercompany receivable (payable)                  181,018     (181,018)          --
Deferred income taxes                                7,651           --        7,651
Other assets                                         8,594        2,458       11,052
                                                  --------    ---------     --------
Total assets                                      $425,622    $  46,721     $472,343
                                                  ========    =========     ========

           LIABILITIES AND STOCKHOLDER'S EQUITY
Current Liabilities:
    Accounts payable                              $  7,028    $   5,137     $ 12,165
    Accrued interest                                 5,535           --        5,535
    Accrued payroll, related taxes and benefits      7,979        4,878       12,857
    Other liabilities                                7,757        7,254       15,011
    Current portion of long-term debt               10,351          276       10,627
                                                  --------    ---------     --------
        Total current liabilities                   38,650       17,545       56,195

Long-term debt, net of current portion             361,295        1,116      362,411
Deferred income, sale/leaseback of real estate       4,091           --        4,091
Accrued postretirement benefits                      2,388           --        2,388
Other liabilities                                   16,539       14,930       31,469
                                                  --------    ---------     --------
Total liabilities                                  422,963       33,591      456,554

Stockholder's equity                                 2,659       13,130       15,789
                                                  --------    ---------     --------
Total liabilities and stockholder's equity        $425,622    $  46,721     $472,343
                                                  ========    =========     ========

                      CARROLS CORPORATION AND SUBSIDIARIES
       NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                           CONSOLIDATING BALANCE SHEET
                                December 31, 2001
                            (in thousands of dollars)

                                                  Parent
                                                  Company      Guarantor    Combined
                                                   Only      Subsidiaries    Total
                                                  --------   ------------   --------
                          ASSETS
                          ------
Current Assets:
    Cash and cash equivalents                     $    921     $   1,484    $  2,405
    Trade and other receivables, net                   423         1,318       1,741
    Inventories                                      3,572         1,522       5,094
    Prepaid rent                                     1,260           855       2,115
    Prepaid expenses and other current assets        1,435         2,827       4,262
    Refundable income taxes                          1,133            --       1,133
    Deferred income taxes                            6,797            --       6,797
                                                  --------     ---------    --------
        Total current assets                        15,541         8,006      23,547
                                                  --------     ---------    --------

Property and equipment, net                        117,186        96,160     213,346
Franchise rights, net                               94,844            --      94,844
Intangible assets, net                               1,568       120,865     122,433
Intercompany receivable (payable)                  181,226      (181,226)         --
Deferred income taxes                                8,384            --       8,384
Other assets                                         8,849         2,600      11,449
                                                  --------     ---------    --------
Total assets                                      $427,598     $  46,405    $474,003
                                                  ========     =========    ========

           LIABILITIES AND STOCKHOLDER'S EQUITY
           ------------------------------------
Current Liabilities:
    Accounts payable                              $ 10,118     $   6,502    $ 16,620
    Accrued interest                                 1,518            --       1,518
    Accrued payroll, related taxes and benefits      8,278         4,594      12,872
    Other liabilities                                6,791         8,915      15,706
    Current portion of long-term debt                9,762           267      10,029
                                                  --------     ---------    --------
        Total current liabilities                   36,467        20,278      56,745

Long-term debt, net of current portion             362,426         1,189     363,615
Deferred income, sale/leaseback of real estate       3,881            --       3,881
Accrued postretirement benefits                      2,310            --       2,310
Other liabilities                                   16,705        15,692      32,397
                                                  --------     ---------    --------
Total liabilities                                  421,789        37,159     458,948

Stockholder's equity                                 5,809         9,246      15,055
                                                  --------     ---------    --------
Total liabilities and stockholder's equity        $427,598     $  46,405    $474,003
                                                  ========     =========    ========

                      CARROLS CORPORATION AND SUBSIDIARIES
       NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                      CONSOLIDATING STATEMENT OF OPERATIONS
                        Three Months Ended March 31, 2002
                            (in thousands of dollars)
                                   (unaudited)

                                                    Parent
                                                    Company    Guarantor     Combined
                                                     Only     Subsidiaries    Total
                                                    -------   ------------   --------
Revenues:
    Restaurant sales                                $90,509      $66,928     $157,437
    Franchise fees and royalty revenues                  --          370          370
                                                    -------      -------     --------

        Total revenues                               90,509       67,298      157,807
                                                    -------      -------     --------

Costs and expenses:
    Cost of sales                                    23,914       19,939       43,853
    Restaurant wages and related expenses            28,978       18,610       47,588
    Other restaurant operating expenses              20,159       11,577       31,736
    Advertising expense                               4,001        2,887        6,888
    General and administrative                        5,961        3,640        9,601
    Depreciation and amortization                     7,188        2,731        9,919
                                                    -------      -------     --------

        Total operating expenses                     90,201       59,384      149,585
                                                    -------      -------     --------

Income from operations                                  308        7,914        8,222
    Interest expense                                  6,946           85        7,031
    Intercompany allocations                         (1,736)       1,736           --
                                                    -------      -------     --------

Income (loss) before income taxes                    (4,902)       6,093        1,191
    Provision (benefit) for income taxes             (1,754)       2,209          455
                                                    -------      -------     --------

Net income (loss)                                   $(3,148)     $ 3,884     $    736
                                                    =======      =======     ========

                      CARROLS CORPORATION AND SUBSIDIARIES
       NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                      CONSOLIDATING STATEMENT OF OPERATIONS
                        Three Months Ended March 31, 2001
                            (in thousands of dollars)
                                   (unaudited)

                                                    Parent
                                                    Company     Guarantor     Combined
                                                     Only      Subsidiaries    Total
                                                    -------    ------------   --------
Revenues:
    Restaurant sales                                $88,239       $66,492     $154,731
    Franchise fees and royalty revenues                  --           381          381
                                                    -------       -------     --------

        Total revenues                               88,239        66,873      155,112
                                                    -------       -------     --------

Costs and expenses:
    Cost of sales                                    25,573        19,876       45,449
    Restaurant wages and related expenses            28,266        17,964       46,230
    Other restaurant operating expenses              19,779        11,445       31,224
    Advertising expense                               3,458         3,022        6,480
    General and administrative                        5,187         4,270        9,457
    Depreciation and amortization                     6,444         3,926       10,370
                                                    -------       -------     --------

        Total operating expenses                     88,707        60,503      149,210
                                                    -------       -------     --------

Income (loss) from operations                          (468)        6,370        5,902
    Interest expense                                  8,997           178        9,175
    Intercompany allocations                         (1,737)        1,737           --
                                                    -------       -------     --------

Income (loss) before income taxes                    (7,728)        4,455       (3,273)
    Provision (benefit) for income taxes             (3,668)        1,927       (1,741)
                                                    -------       -------     --------

Net income (loss)                                   $(4,060)      $ 2,528     $ (1,532)
                                                    =======       =======     ========

                      CARROLS CORPORATION AND SUBSIDIARIES
       NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                      CONSOLIDATING STATEMENT OF CASH FLOWS
                        Three Months Ended March 31, 2002
                            (in thousands of dollars)
                                   (unaudited)

                                                             Parent
                                                             Company     Guarantor     Combined
                                                              Only      Subsidiaries    Total
                                                             -------    ------------   --------
Cash flows provided from operating activities:
    Net income (loss)                                        $(3,148)     $ 3,884      $   736
    Adjustments to reconcile net income (loss) to net cash
        provided from operating activities:
         Loss on disposal of property and equipment         8           24           32
         Depreciation and amortization                         7,188        2,731        9,919
         Deferred income taxes                                   733           --          733
    Changes in operating assets and liabilities                1,174       (3,676)      (2,502)
                                                             -------      -------      -------

Net cash provided from operating activities                    5,955        2,963        8,918
                                                             -------      -------      -------

Cash flow used for investing activities:
    Capital expenditures:
       New restaurant development                             (1,179)      (2,018)      (3,197)
       Restaurant remodeling                                  (2,941)        (355)      (3,296)
       Other restaurant expenditures                            (653)        (933)      (1,586)
       Corporate and information systems                        (111)        (140)        (251)
                                                             -------      -------      -------
          Total capital expenditures                          (4,884)      (3,446)      (8,330)
    Purchased properties for sale/leaseback                     (929)          --         (929)
                                                             -------      -------      -------

Net cash used for investing activities                        (5,813)      (3,446)      (9,259)
                                                             -------      -------      -------

Cash flows provided from (used for) financing activities:
    Proceeds from revolving credit facility, net               1,900           --        1,900
    Principal payments on term loans                          (2,125)          --       (2,125)
    Payments on other notes payable, net                        (237)          --         (237)
    Principal payments on capital leases                         (80)         (64)        (144)
    Proceeds from sale/leaseback transactions                  1,093           --        1,093
                                                             -------      -------      -------

Net cash provided from (used for) financing activities           551          (64)         487
                                                             -------      -------      -------

Net increase (decrease) in cash and cash equivalents             693         (547)         146
Cash and cash equivalents, beginning of year                     921        1,484        2,405
                                                             -------      -------      -------

Cash and cash equivalents, end of year                       $ 1,614      $   937      $ 2,551
                                                             =======      =======      =======

                      CONSOLIDATING STATEMENT OF CASH FLOWS
       NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                        Three Months Ended March 31, 2001
                           (in thousands of dollars)
                                   (unaudited)

                                                             Parent
                                                             Company      Guarantor    Combined
                                                              Only      Subsidiaries    Total
                                                             -------    ------------   --------
Cash flows provided from (used for) operating activities:
    Net income (loss)                                        $(4,060)     $ 2,528      $ (1,532)
    Adjustments to reconcile net income (loss) to net cash
        provided from (used for) operating activities:
         Depreciation and amortization                         6,444        3,926        10,370
         Deferred income taxes                                (2,689)       1,002        (1,687)
        Changes in operating assets and liabilities             (300)      (3,869)       (4,169)
                                                             -------      -------      --------

Net cash provided from (used for) operating activities          (605)       3,587         2,982
                                                             -------      -------      --------

Cash flow used for investing activities:
    Capital expenditures:
       New restaurant development                               (212)      (3,604)       (3,816)
       Restaurant remodeling                                  (3,229)          --        (3,229)
       Other restaurant expenditures                          (2,117)      (1,027)       (3,144)
       Corporate and information systems                        (262)        (257)         (519)
                                                             -------      -------      --------
           Total capital expenditures                         (5,820)      (4,888)      (10,708)
                                                             -------      -------      --------

Net cash used for investing activities                        (5,820)      (4,888)      (10,708)
                                                             -------      -------      --------

Cash flows provided from (used for) financing activities:
    Proceeds from on revolving credit facility, net            7,300           --         7,300
    Proceeds from other notes payable, net                       787           --           787
    Principal payments on term loans                          (1,750)          --        (1,750)
    Principal payments on capital leases                         (70)         (58)         (128)
                                                             -------      -------      --------

Net cash provided from (used for) financing activities         6,267          (58)        6,209
                                                             -------      -------      --------

Net decrease in cash and cash equivalents                       (158)      (1,359)       (1,517)
Cash and cash equivalents, beginning of year                     785        1,927         2,712
                                                             -------      -------      --------

Cash and cash equivalents, end of year                       $   627      $   568      $  1,195
                                                             =======      =======      ========

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION


Certain statements included in this "Management's Discussion and Analysis of Results of Operations and Financial Condition" and elsewhere in this Quarterly Report on Form 10-Q which are not statements of historical fact are intended to be, and are hereby identified as, "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Without limiting the foregoing, the words "believe," "anticipate," "plan," "expect," "estimate," "intend," and other similar expressions are intended to identify forward-looking statements. The Company cautions readers that forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievement expressed or implied by such forward-looking statements. Such factors include, among others, the following: the success or failure of the Company in implementing its current business and operational strategies; availability, terms and access to capital and customary trade credit; general economic and business conditions; competition; changes in the Company's business strategy; labor relations; the outcome of pending or yet-to-be instituted legal proceedings; and labor and employee benefit costs.

Overview
--------

We are one of the largest restaurant companies in the U. S. operating 528 restaurants in 16 states at March 31, 2002. We are the second largest Burger King franchisee in the world, and have operated Burger King restaurants since 1976. We also operate two regional Hispanic restaurant chains, Taco Cabana and Pollo Tropical, which operate or franchise more than 200 restaurants.

As of March 31, 2002, we operated 361 Burger King restaurants located in 13 Northeastern, Midwestern and Southeastern states. Since March 31, 2001 we have opened four new Burger King restaurants and acquired three Burger King restaurants.

We have expanded our operations during the past four years through the acquisition of two regional quick-casual Hispanic restaurant chains. In 1998, we acquired Pollo Tropical Inc., a restaurant chain featuring grilled marinated chicken and authentic "made from scratch" side dishes. Since the acquisition we have opened 18 new Pollo Tropical restaurants and at March 31, 2002 we had 54 company owned Pollo Tropical restaurants in Florida and 26 franchised Pollo Tropical restaurants, 18 of which are in Puerto Rico. Since March 31, 2001 we opened four new Pollo Tropical restaurants.

In December 2000 we acquired Taco Cabana Inc., a restaurant chain featuring Tex-Mex style food including flame-grilled beef and chicken fajitas, quesadillas, and fresh flour tortillas. As of March 31, 2002 we had 113 company owned Taco Cabana restaurants located primarily in Texas and 10 franchised Taco Cabana restaurants.

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                OF OPERATIONS AND FINANCIAL CONDITION (continued)

In the fourth quarter of 2001, we decided to close seven restaurants in the Phoenix, Arizona market and discontinue restaurant development underway in that market. One Taco Cabana restaurant in Phoenix was closed in December 2001 and the six remaining Taco Cabana restaurants in the Phoenix, Arizona market were closed in the first quarter of 2002. Since March 31, 2001, we have opened three new Taco Cabana restaurants and closed three under-performing Taco Cabana restaurants.

We use a 52-53 week fiscal year ending on the Sunday closest to December 31.

Significant Accounting Policies
-------------------------------

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

We are essentially self-insured, subject to certain loss aggregates, for most workers' compensation, general liability and medical insurance claims. We record insurance liabilities based on historical and industry trends, which are continually monitored, and adjust accruals as warranted by changing circumstances. Since there are many estimates and assumptions involved in recording these insurance liabilities, differences between actual future events

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                OF OPERATIONS AND FINANCIAL CONDITION (continued)

and prior estimates and assumptions could result in adjustments to these liabilities.

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

Results of Operations
---------------------

Three Months Ended March 31, 2002 Compared to Three Months Ended March 31, 2001.

         The following table sets forth, for the three months ended March 31, 2002 and 2001, selected operating results as a percentage of restaurant sales:


                                                                                 2002          2001
                                                                                 ----          ----
          Restaurant sales:
             Burger King                                                         57.5%         57.0%
             Pollo Tropical                                                      15.7%         15.7%
             Taco Cabana                                                         26.8%         27.3%
                                                                                 -----         -----
                                                                                  100%          100%
          Costs and expenses:
             Cost of sales                                                       27.9%         29.3%
             Restaurant wages and related expenses                               30.2%         29.9%
             Other restaurant expenses including advertising                     24.5%         24.4%
             General and administrative                                           6.1%          6.1%
             Depreciation and amortization                                        6.3%          6.7%
                                                                                  ----          ----

          Income from restaurant operations                                       5.0%          3.6%
                                                                                  ====          ====

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                OF OPERATIONS AND FINANCIAL CONDITION (continued)

Restaurant Sales
----------------

Total restaurant sales for first quarter of 2002 increased to $157.4 million from $154.7 million in the first quarter of 2001. Burger King restaurant sales increased $2.3 million, or 2.6%, to $90.5 million in the first quarter of 2002 due to the net addition of seven Burger King restaurants in the twelve months ended March 31, 2002 and an increase in comparable restaurant sales of 0.4% in the first quarter of 2002. Pollo Tropical restaurant sales increased $0.5 million, or 2.0%, in the first quarter of 2002 to $24.8 million due primarily to the opening of four Pollo Tropical restaurants in the twelve months ended March 31, 2002. Sales at our comparable Pollo Tropical restaurants however declined 5.8% for the first quarter of 2002 due to the decline in tourism in our Florida markets since the September 11 tragedy. Taco Cabana restaurant sales were $42.1 million in the first quarter of 2002 compared to $42.2 million in 2001. Sales at our comparable Taco Cabana restaurants increased 1.5% in the first quarter of 2002, however were offset in part by the closure of six restaurants in the Phoenix, Arizona market in February 2002.

Operating Costs and Expenses
----------------------------

Cost of sales (food and paper costs), as a percentage of total restaurant sales, decreased to 27.9% in the first quarter of 2002 from 29.3% in the first quarter of 2001. Burger King cost of sales, as a percentage of Burger King restaurant sales, decreased to 26.4% in the first quarter of 2002 from 29.0% in the first quarter of 2001 due primarily to significantly lower promotional sales discounts in the first quarter of 2002 compared to 2001 and, to a lesser extent, the effects of menu price increases in the second and fourth quarter of 2001. A 3% increase in beef commodity prices in the first quarter of 2002 was partially offset by a slight reduction in the size of the Burger King regular hamburger patty. Pollo Tropical cost of sales, as a percentage of Pollo Tropical restaurant sales, decreased to 30.8% in the first quarter of 2002 from 32.2% in the first quarter of 2001 due to lower chicken costs in the first quarter of 2002 and the effect of menu price increases at the beginning of 2002. Taco Cabana cost of sales, as a percentage of Taco Cabana restaurant sales, increased to 29.2% in the first quarter of 2002 from 28.6% in the first quarter of 2001 due to higher beef and produce commodity prices and slightly higher promotional sales discounts in the first quarter of 2002.

Restaurant wages and related expenses, as a percentage of total restaurant sales, increased to 30.2% in the first quarter of 2002 from 29.9% in the first quarter of 2001. Burger King restaurant wages and related expenses, as a percentage of Burger King restaurant sales, was 32.0% in both in the first quarter of 2002 and 2001. Pollo Tropical restaurant wages and related expenses, as a percentage of Pollo Tropical restaurant sales, increased to 24.8% in the first quarter of 2002 from 23.6% in the first quarter of 2001 due to the effect of lower sales volumes on fixed labor costs. Taco

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                OF OPERATIONS AND FINANCIAL CONDITION (continued)

Cabana restaurant wages and related expenses, as a percentage of Taco Cabana restaurant sales increased to 29.6% in the first quarter of 2002 from 29.0% in the first quarter of 2001 due primarily to a 3.6% increase in productive labor rates in the first quarter of 2002.

Other restaurant operating expenses, including advertising, as a percentage of total restaurant sales, increased slightly to 24.5% in the first quarter of 2002 from 24.4% in the first quarter of 2001. Burger King other restaurant operating expenses, including advertising, as a percentage of Burger King restaurant sales, increased to 26.7% in the first quarter of 2002 from 26.3% in the first quarter of 2001 due to increases in local advertising expenditures in 2002 offset in part by lower utility costs. Pollo Tropical other restaurant operating expenses, including advertising, as a percentage of Pollo Tropical restaurant sales, decreased to 19.7% in the first quarter of 2002 from 20.2% in the first quarter of 2001 due to higher advertising costs in 2001 related to the timing of promotions and decreased utility costs in 2002. These factors were partially offset by the effect of lower sales volumes on fixed costs. Taco Cabana other restaurant operating expenses, including advertising, as a percentage of Taco Cabana restaurant sales decreased to 22.7% in the first quarter of 2002 from 22.9% in the first quarter of 2001 due to lower utility costs partially offset by higher advertising expenditures in 2002.

As a percentage of total restaurant sales, general and administrative expenses were 6.1% in both the first quarter of 2002 and 2001. General and administrative expenses increased $0.1 million to $9.6 million in the first quarter of 2002 due primarily to increased administrative bonus levels.

Earnings before interest, taxes, depreciation and amortization and non-cash extraordinary items ("EBITDA") increased to $18.1 million in the first quarter of 2002 from $16.3 million in the first quarter of 2001. As a percentage of total revenues, EBITDA margins increased to 11.5% in the first quarter of 2002 from 10.5% in the first quarter of 2001 as a result of the factors discussed above.

SFAS No. 142, Goodwill and Other Intangible Assets, was adopted in 2002. SFAS No. 142 eliminated the amortization of goodwill beginning January 1, 2002. Goodwill amortization expense was $1.3 million for the quarter ended March 31, 2001. Excluding the effect of SFAS No. 142, depreciation and amortization increased $0.8 million due to our capital expenditures, excluding acquisitions, of $45.2 million since the end of the first quarter of 2001.

Interest expense decreased $2.2 million to $7.0 million in the first quarter of 2002 from $9.2 million in the first quarter of 2001 due to lower effective interest rates on our debt. The average weighted interest rates on all debt for the quarters ended March 31, 2002 and 2001 were 7.3% and 9.5%, respectively.

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                OF OPERATIONS AND FINANCIAL CONDITION (continued)

The provision for income taxes in the first quarter of 2002 was derived using an estimated effective annual income tax rate for 2002 of 38.2%. This rate is higher than the Federal statutory tax rate of 35% due to state franchise taxes and non-deductible amortization of certain franchise rights. This rate is lower than our effective annual income tax rate for 2001 due to the elimination of the amortization of non-deductible goodwill under SFAS No. 142, Goodwill and Other Intangible Assets, effective January 1, 2002.

As a result of the foregoing, net income for the first quarter of 2002 was $736,000 as compared to a net loss of $1,532,000 in the first quarter of 2001.

Liquidity and Capital Resources
-------------------------------

We do not have significant receivables or inventory and receive trade credit based upon negotiated terms in purchasing food products and other supplies. We are able to operate with a substantial working capital deficit because:

..     restaurant operations are substantially conducted on a cash basis;
..     rapid turnover results in a limited investment in inventories; and
..     cash from sales is usually received before related liabilities for food, supplies and payroll become due.

Our cash requirements arise primarily from:

..     the need to finance the opening and equipping of new restaurants;
..     ongoing capital reinvestment in our existing restaurants;
..     the acquisition of restaurants; and
..     servicing our debt.

Our operations in the first quarter of 2002 generated $8.9 million in cash, compared with $3.0 million in the first quarter of 2001.

Capital expenditures represent a major investment of cash for us and were $8.3 million and $10.7 million in the first quarter of 2002 and 2001, respectively. Expenditures for new restaurant development were $3.2 million and $3.8 million in the first quarter of 2002 and 2001, respectively. Our capital expenditures also include remodeling costs and capital maintenance projects for the ongoing reinvestment and enhancement of our restaurants which totaled $4.9 million and $6.4 million in the first quarter of 2002 and 2001, respectively.

We also completed the sale and leaseback of one Burger King property which was purchased in the first quarter of 2002.

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                OF OPERATIONS AND FINANCIAL CONDITION (continued)

In 2002, we anticipate total capital expenditures of approximately $58 million to $62 million, excluding the cost of any acquisitions that we may make. These expenditures include approximately $21 million to $25 million for the construction of new restaurants and related real estate applicable to our three restaurant concepts as follows: $4 million to $5 million for Burger King; $10 million to $12 million for Taco Cabana and $7 million to $8 million for Pollo Tropical. Also included in 2002 capital expenditures is approximately $18 million for remodeling existing Burger King restaurants and approximately $5 million for expenditures related to Burger King transformation initiatives, which include new signage, drive-thru improvements and kitches initiatives. Other anticipated restaurant level capital expenditures in 2002 for ongoing reinvestment in our three concepts total approximately $13 million; with approximately $4 million applicable to our Burger King restaurants, $7.5 million for Taco Cabana and $1.5 million for Pollo Tropical. Taco Cabana 2002 expenditures include approximately $4 million of expenditures pertaining to the installation of additional grills in our Taco Cabana restaurants to facilitate the introduction of grilled chicken.

At March 31, 2002, we had total indebtedness of $373.0 million comprised of $170.0 million of unsecured 9.5% Senior Subordinated Notes due 2008, total borrowings under our senior credit facility of $198.3 million and other debt of $4.7 million. Our senior credit facility provides for a $70 million term loan A facility, a $80 million term loan B facility and a $100 million revolving credit facility. At March 31, 2002, $140.9 million was outstanding under the term loan A and B facilities and $35.2 was available for borrowings under our revolving credit facility, after reserving $7.4 million for letters of credit guaranteed by the facility.

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

            Exhibit No.
            -----------

            10.26 Carrols Corporation and Subsidiaries Deferred Compensation Plan dated January 1, 2002.

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

                                     CARROLS CORPORATION
                                     968 James Street
                                     Syracuse, New York 13203
                                     (Registrant)


Date:  May 15, 2002                  /s/
                                        ----------------------------------------
                                                  (Signature)

                                     Alan Vituli
                                     Chairman and Chief Executive Officer

Date:  May 15, 2002
                                     /s/
                                        ----------------------------------------
                                                  (Signature)

                                     Paul R. Flanders
                                     Vice President-Finance (Principal Financial
                                     Officer and Principal Accounting Officer)