Form 10-Q
period 2002-06-30
CARROLS CORP
filed 2002-08-14
CIK 17927

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒	Quarterly report pursuant to section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2002

or

☐	Transition report pursuant to section 13 or 15 (d) of the Securities Exchange Act of 1934

Commission File Number
0-25629

CARROLS CORPORATION
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	16-0958146 (I.R.S. Employer Identification Number)

968 James Street Syracuse, New York (Address of principal executive offices)	13203 (Zip Code)

Registrant’s telephone number including area code: (315) 424-0513

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒     No  ☐

Common stock, par value $1.00, outstanding at August 12, 2002:    10 shares

PART I

ITEM 1—FINANCIAL INFORMATION

CARROLS CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands of dollars)

ASSETS	June 30, 2002	December 31, 2001
	(unaudited)
Current assets:
Cash and cash equivalents	$2,727	$2,405
Trade and other receivables, net of reserves of $128 at each date	1,351	1,741
Inventories	4,844	5,094
Prepaid rent	2,087	2,115
Prepaid expenses and other current assets	4,426	4,262
Refundable income taxes	—	1,133
Deferred income taxes	6,797	6,797

Total current assets	22,232	23,547
Property and equipment, at cost less accumulated depreciation of $137,293 and $124,744, respectively	217,849	213,346
Franchise rights, at cost less accumulated amortization of $45,585 and $43,341, respectively	92,685	94,844
Intangible assets, at cost less accumulated amortization of $10,048 and $10,056, respectively	122,415	122,433
Deferred income taxes	6,255	8,384
Other assets	10,950	11,449

Total assets	$472,386	$474,003

The accompanying notes are an integral part of these financial statements.

CARROLS CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (continued)
(in thousands of dollars)

LIABILITIES and STOCKHOLDER’S EQUITY	June 30, 2002	December 31, 2001
	(unaudited)
Current liabilities:
Accounts payable	$13,169	$16,620
Accrued interest	1,327	1,518
Accrued payroll, related taxes and benefits	14,521	12,872
Accrued income taxes	1,111	—
Other liabilities	16,246	15,706
Current portion of long-term debt	11,223	10,029

Total current liabilities	57,597	56,745
Long-term debt, net of current portion	355,004	363,615
Deferred income—sale/leaseback of real estate	4,948	3,881
Accrued postretirement benefits	2,465	2,310
Other liabilities	31,273	32,397

Total liabilities	451,287	458,948
Stockholder’s equity:
Common stock, par value $1; authorized 1,000 shares, issued and outstanding – 10 shares	—	—
Additional paid-in capital	24,485	24,485
Accumulated deficit	(3,386)	(9,430)

Total stockholder’s equity	21,099	15,055

Total liabilities and stockholder’s equity	$472,386	$474,003

The accompanying notes are an integral part of these financial statements.

CARROLS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
THREE MONTHS ENDED JUNE 30, 2002 AND 2001
(in thousands of dollars)

	2002	2001
	(unaudited)
Revenues:
Restaurant sales	$173,025	$166,630
Franchise fees and royalty revenues	348	407

Total revenues	173,373	167,037
Costs and expenses:
Cost of sales	48,405	47,979
Restaurant wages and related expenses	50,209	48,354
Other restaurant operating expenses	32,472	31,818
Advertising expense	7,165	6,897
General and administrative	9,682	8,187
Depreciation and amortization	9,877	10,699

Total operating expenses	157,810	153,934

Income from operations	15,563	13,103
Interest expense	6,952	8,373

Income before income taxes	8,611	4,730
Provision for income taxes	3,306	2,874

Net income	$5,305	$1,856

The accompanying notes are an integral part of these financial statements.

CARROLS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
SIX MONTHS ENDED JUNE 30, 2002 AND 2001
(in thousands of dollars)

	2002	2001
	(unaudited)
Revenues:
Restaurant sales	$330,462	$321,361
Franchise fees and royalty revenues	718	788

Total revenues	331,180	322,149
Costs and expenses:
Cost of sales	92,258	93,428
Restaurant wages and related expenses	97,797	94,584
Other restaurant operating expenses	64,208	63,042
Advertising expense	14,053	13,377
General and administrative	19,283	17,644
Depreciation and amortization	19,796	21,069

Total operating expenses	307,395	303,144

Income from operations	23,785	19,005
Interest expense	13,983	17,548

Income before income taxes	9,802	1,457
Provision for income taxes	3,761	1,133

Net income	$6,041	$324

The accompanying notes are an integral part of these financial statements.

CARROLS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2002 AND 2001
(in thousands of dollars)

	2002	2001
	(unaudited)
Cash flows provided from operating activities:
Net income	$6,041	$324
Adjustments to reconcile net income to net cash provided from operating activities:
Loss on disposal of property and equipment	32	—
Depreciation and amortization	19,796	21,069
Deferred income taxes	2,129	(189)
Change in operating assets and liabilities	(709)	(6,117)

Net cash provided from operating activities	27,289	15,087

Cash flows used for investing activities:
Capital expenditures:
New restaurant development	(9,893)	(7,023)
Restaurant remodeling	(8,239)	(6,473)
Other restaurant expenditures	(4,987)	(5,299)
Corporate and information systems	(588)	(1,127)
Acquisition of restaurants	—	(1,612)

Total capital expenditures	(23,707)	(21,534)
Properties purchased for sale-leaseback	(925)	—
Proceeds from sales of property and equipment	2	24

Net cash used for investing activities	(24,630)	(21,510)

Cash flows provided from (used for) financing activities:
Proceeds (payments) on revolving credit facility, net	(2,400)	8,500
Proceeds (payments) on other notes payable, net	(479)	585
Principal payments on term loans	(4,250)	(3,500)
Principal payments on capital leases	(288)	(257)
Proceeds from sale-leaseback transactions	5,080	—

Net cash provided from (used for) financing activities	(2,337)	5,328

Increase (decrease) in cash and cash equivalents	322	(1,095)
Cash and cash equivalents, beginning of period	2,405	2,712

Cash and cash equivalents, end of period	$2,727	$1,617

The accompanying notes are an integral part of these financial statements.

CARROLS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.    Statement of Management

The accompanying unaudited consolidated financial statements as of June 30, 2002 and for the three and six months ended June 30, 2002 and 2001 have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission and do not include all of the information and the footnotes required by accounting principles generally accepted in the United States of America for complete statements. In the opinion of management, all normal and recurring adjustments necessary for a fair presentation of such financial statements have been included.

The results of operations for the three and six months ended June 30, 2002 and 2001 are not necessarily indicative of the results to be expected for the full year.

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

The consolidated financial statements include the accounts of Carrols Corporation and its majority owned subsidiaries (“Carrols” or the “Company”). All material intercompany balances, transactions and profits have been eliminated.

These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2001 contained in our 2001 Annual Report on Form 10-K. The December 31, 2001 balance sheet data is derived from these audited financial statements.

2.    Intangible Assets

Intangible assets, net of accumulated amortization, consist of the following (in thousands):

	June 30, 2002	December 31, 2001
Goodwill	$121,335	$121,335
Trademarks	238	242
Other	832	866

	$122,415	$122,433

Amortization expense of goodwill, which is no longer amortized effective January 1, 2002, was $1,228,000 and $2,483,000 for the three and six months ended June 30, 2001.

CARROLS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

3.    Income Taxes

The income tax provision for the six months ended June 30, 2002 and 2001 was comprised of the following (in thousands):

	2002	2001
Current	$1,632	$1,322
Deferred	2,129	(189)

	$3,761	$1,133

For 2002, the difference between the expected tax provision, resulting from application of the federal statutory income tax rate to pretax income, and the reported income tax provision results principally from state taxes and non-deductible amortization of certain franchise rights. For 2001, this difference is due to the same factors as well as the amortization of non-deductible goodwill.

4.    Business Segment Information

The Company is engaged in the quick-service restaurant industry, with three restaurant concepts: Burger King operating as a franchisee, Pollo Tropical and Taco Cabana, both Company owned concepts. The Company’s Burger King restaurants are all located in the United States, primarily in the Northeast, Southeast and Midwest. Pollo Tropical is a regional quick-service restaurant chain featuring grilled marinated chicken and authentic “made from scratch” side dishes. Pollo Tropical’s company-owned restaurants are located in south and central Florida. Taco Cabana is a regional quick-service restaurant chain featuring Mexican style food, including flame-grilled beef and chicken fajitas, quesadillas and other Tex-Mex dishes. Taco Cabana’s company-owned restaurants are located in Texas and Oklahoma.

The “Other” column includes corporate related items not allocated to reportable segments, principally corporate depreciation and amortization. Other identifiable assets consist primarily of intangible assets.

CARROLS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Burger King	Pollo Tropical	Taco Cabana	Other	Consolidated
Three Months Ended (dollars in thousands):

June 30, 2002:
Revenues	$102,283	$25,352	$45,738	$—	$173,373
Cost of sales	27,237	7,648	13,520	—	48,405
Restaurant wages and related expenses	30,946	6,376	12,887	—	50,209
Depreciation and amortization	6,404	753	1,668	1,052	9,877
Income (loss) from operations	6,647	4,808	5,160	(1,052)	15,563
Capital expenditures, excluding acquisitions	6,116	5,018	3,906	337	15,377

June 30, 2001:
Revenues	$95,948	$25,203	$45,886	$—	$167,037
Cost of sales	26,569	8,086	13,324	—	47,979
Restaurant wages and related expenses	29,442	5,868	13,044	—	48,354
Depreciation and amortization	5,879	669	1,923	2,228	10,699
Income (loss) from operations	5,348	5,068	4,915	(2,228)	13,103
Capital expenditures, excluding acquisitions	5,770	1,135	1,749	550	9,204

Six Months Ended (dollars in thousands):

June 30, 2002:
Revenues	$192,792	$50,406	$87,982	$—	$331,180
Cost of sales	51,151	15,271	25,836	—	92,258
Restaurant wages and related expenses	59,924	12,520	25,353	—	97,797
Depreciation and amortization	12,803	1,541	3,359	2,093	19,796
Income (loss) from operations	7,744	9,069	9,065	(2,093)	23,785
Capital expenditures, excluding acquisitions	10,889	5,725	6,505	588	23,707

June 30, 2001:
Revenues	$184,187	$49,808	$88,154	$—	$322,149
Cost of sales	52,142	15,902	25,384	—	93,428
Restaurant wages and related expenses	57,708	11,613	25,263	—	94,584
Depreciation and amortization	11,565	1,259	3,818	4,427	21,069
Income (loss) from operations	5,636	9,312	8,484	(4,427)	19,005
Capital expenditures, excluding acquisitions	11,361	2,726	4,789	1,046	19,922

Identifiable Assets:
At June 30, 2002	$211,451	$35,884	$63,855	$161,196	$472,386
At December 31, 2001	215,249	31,668	60,776	166,310	474,003

CARROLS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

5.    Other Expense

During the fourth quarter of 2001, management made the decision to close seven Taco Cabana restaurants in the Phoenix, Arizona market and discontinue restaurant development underway in that market. This decision resulted in a charge to other expense of $8.8 million in the fourth quarter, representing $7.1 million in asset impairments, primarily leasehold improvements, and $1.7 million in future occupancy costs and other ongoing exit activities estimated to be incurred over a two-year period. The Company closed one restaurant in December 2001 and the remaining six restaurants in February 2002. During the six months ended June 30, 2002, the Company paid $0.4 million respectively, in lease liabilities for the closed restaurants and the remaining lease liability at June 30, 2002 was $0.6 million. The Company has also paid $0.3 million in the six months ended June 30, 2002 of other exit costs resulting in a June 30, 2002 reserve balance of $0.4 million.

6.    New Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS 142, “Goodwill and Other Intangible Assets”, which supercedes Accounting Principles Board Opinion 17, “Intangible Assets”. Under SFAS 142, goodwill and intangible assets with indefinite lives are no longer amortized, effective January 1, 2002, but are to be tested at least annually for impairment. Separable intangible assets with defined lives will continue to be amortized over their useful lives.

SFAS 142 also required the Company to complete Step 1 of a transitional goodwill impairment test by June 30, 2002. Step 1 required the comparison of the fair value of a reporting unit to its carrying value at January 1, 2002 to determine whether there is an indicated transitional goodwill impairment. Our evaluation of impairment under Step 1 of the transitional goodwill impairment test indicated that our reporting units’ fair values are above their carrying values at January 1, 2002, and that there is no transitional goodwill impairment charge required.

In June 2001, the FASB issued SFAS 143, “Accounting for Asset Retirement Obligations”. This new standard requires entities to recognize the fair value of an asset retirement obligation in the period which it is incurred if a reasonable estimate of fair value can be made. The provisions of SFAS 143 are effective for fiscal years beginning after June 15, 2002. We have not yet determined the impact, if any, of the adoption of SFAS 143.

CARROLS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In July 2002, the FASB issued SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities,” which nullifies Emerging Issues Task Force Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” The provisions of SFAS 146 are effective for exit or disposal activities initiated after December 31, 2002. Previously issued financial statements can not be restated under SFAS 146.

7.    Guarantor Financial Statements

The $170 million senior subordinated notes of the Company are guaranteed by certain of the Company’s subsidiaries (“Guarantor Subsidiaries”), all of which are wholly-owned by the Company. These subsidiaries are:

Carrols Realty Holdings
Carrols Realty I Corp.
Carrols Realty II Corp.
Carrols J.G. Corp.
Quanta Advertising Corp.
Pollo Franchise, Inc.
Pollo Operations, Inc.
Taco Cabana, Inc.
TP Acquisition Corp.
T.C. Management, Inc.
Taco Cabana Management, Inc.
Get Real, Inc.
Texas Taco Cabana, L.P.

Carrols Realty Holdings

The following supplemental financial information sets forth on a consolidating basis, balance sheets, statements of operations and statements of cash flows for the Parent Company (Carrols Corporation) only, Guarantor Subsidiaries and for the Company as of June 30, 2002 and December 31, 2001 and for the three-month and six-month periods ended June 30, 2002 and 2001. Debt and goodwill allocated to subsidiaries are presented on an accounting “push-down” basis.

CARROLS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
CONSOLIDATING BALANCE SHEET
June 30, 2002
(in thousands of dollars)
(unaudited)

	Parent Company Only	Guarantor Subsidiaries	Combined Total
ASSETS
Current Assets:
Cash and cash equivalents	$1,502	$1,225	$2,727
Trade and other receivables, net	239	1,112	1,351
Inventories	3,360	1,484	4,844
Prepaid rent	1,253	834	2,087
Prepaid expenses and other current assets	1,697	2,729	4,426
Deferred income taxes	6,797	—	6,797

Total current assets	14,848	7,384	22,232

Property and equipment, net	118,149	99,700	217,849
Franchise rights, net	92,685	—	92,685
Intangible assets, net	1,548	120,867	122,415
Intercompany receivable (payable)	177,714	(177,714)	—
Deferred income taxes	6,255	—	6,255
Other assets	8,460	2,490	10,950

Total assets	$419,659	$52,727	$472,386

LIABILITIES AND STOCKHOLDER’S EQUITY
Current Liabilities:
Accounts payable	$7,805	$5,364	$13,169
Accrued interest	1,327	—	1,327
Accrued payroll, related taxes and benefits	9,353	5,168	14,521
Other liabilities	8,024	8,222	16,246
Accrued income taxes	1,111	—	1,111
Current portion of long-term debt	10,937	286	11,223

Total current liabilities	38,557	19,040	57,597
Long-term debt, net of current portion	353,964	1,040	355,004
Deferred income, sale/leaseback of real estate	4,948	—	4,948
Accrued postretirement benefits	2,465	—	2,465
Other liabilities	16,827	14,446	31,273

Total liabilities	416,761	34,526	451,287
Stockholder’s equity	2,898	18,201	21,099

Total liabilities and stockholder’s equity	$419,659	$52,727	$472,386

CARROLS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
CONSOLIDATING BALANCE SHEET
December 31, 2001
(in thousands of dollars)

	Parent Company Only	Guarantor Subsidiaries	Combined Total
ASSETS
Current Assets:
Cash and cash equivalents	$921	$1,484	$2,405
Trade and other receivables, net	423	1,318	1,741
Inventories	3,572	1,522	5,094
Prepaid rent	1,260	855	2,115
Prepaid expenses and other current assets	1,435	2,827	4,262
Refundable income taxes	1,133	—	1,133
Deferred income taxes	6,797	—	6,797

Total current assets	15,541	8,006	23,547

Property and equipment, net	117,186	96,160	213,346
Franchise rights, net	94,844	—	94,844
Intangible assets, net	1,568	120,865	122,433
Intercompany receivable (payable)	181,226	(181,226)	—
Deferred income taxes	8,384	—	8,384
Other assets	8,849	2,600	11,449

Total assets	$427,598	$46,405	$474,003

LIABILITIES AND STOCKHOLDER’S EQUITY
Current Liabilities:
Accounts payable	$10,118	$6,502	$16,620
Accrued interest	1,518	—	1,518
Accrued payroll, related taxes and benefits	8,278	4,594	12,872
Other liabilities	6,791	8,915	15,706
Current portion of long-term debt	9,762	267	10,029

Total current liabilities	36,467	20,278	56,745
Long-term debt, net of current portion	362,426	1,189	363,615
Deferred income, sale/leaseback of real estate	3,881	—	3,881
Accrued postretirement benefits	2,310	—	2,310
Other liabilities	16,705	15,692	32,397

Total liabilities	421,789	37,159	458,948
Stockholder’s equity	5,809	9,246	15,055

Total liabilities and stockholder’s equity	$427,598	$46,405	$474,003

CARROLS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
CONSOLIDATING STATEMENT OF OPERATIONS
Three Months Ended June 30, 2002
(in thousands of dollars)
(unaudited)

	Parent Company Only	Guarantor Subsidiaries	Combined Total
Revenues:
Restaurant sales	$102,283	$70,742	$173,025
Franchise fees and royalty revenues	—	348	348

Total revenues	102,283	71,090	173,373

Costs and expenses:
Cost of sales	27,237	21,168	48,405
Restaurant wages and related expenses	30,946	19,263	50,209
Other restaurant operating expenses	20,496	11,976	32,472
Advertising expense	4,393	2,772	7,165
General and administrative	6,160	3,522	9,682
Depreciation and amortization	7,199	2,678	9,877

Total operating expenses	96,431	61,379	157,810

Income from operations	5,852	9,711	15,563
Interest expense	6,873	79	6,952
Intercompany allocations	(1,736)	1,736	—

Income before income taxes	715	7,896	8,611
Provision for income taxes	476	2,830	3,306

Net income	$239	$5,066	$5,305

CARROLS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
CONSOLIDATING STATEMENT OF OPERATIONS
Three Months Ended June 30, 2001
(in thousands of dollars)
(unaudited)

	Parent Company Only	Guarantor Subsidiaries	Combined Total
Revenues:
Restaurant sales	$95,948	$70,682	$166,630
Franchise fees and royalty revenues	—	407	407

Total revenues	95,948	71,089	167,037

Costs and expenses:
Cost of sales	26,570	21,409	47,979
Restaurant wages and related expenses	29,442	18,912	48,354
Other restaurant operating expenses	19,962	11,856	31,818
Advertising expense	4,121	2,776	6,897
General and administrative	4,629	3,558	8,187
Depreciation and amortization	6,643	4,056	10,699

Total operating expenses	91,367	62,567	153,934

Income from operations	4,581	8,522	13,103
Interest expense	8,274	99	8,373
Intercompany allocations	(1,737)	1,737	—

Income (loss) before income taxes	(1,956)	6,686	4,730
Provision (benefit) for income taxes	(5)	2,879	2,874

Net income (loss)	$(1,951)	$3,807	$1,856

CARROLS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
CONSOLIDATING STATEMENT OF OPERATIONS
Six Months Ended June 30, 2002
(in thousands of dollars)
(unaudited)

	Parent Company Only	Guarantor Subsidiaries	Combined Total
Revenues:
Restaurant sales	$192,792	$137,670	$330,462
Franchise fees and royalty revenues	—	718	718

Total revenues	192,792	138,388	331,180

Costs and expenses:
Cost of sales	51,151	41,107	92,258
Restaurant wages and related expenses	59,924	37,873	97,797
Other restaurant operating expenses	40,655	23,553	64,208
Advertising expense	8,394	5,659	14,053
General and administrative	12,121	7,162	19,283
Depreciation and amortization	14,387	5,409	19,796

Total operating expenses	186,632	120,763	307,395

Income from operations	6,160	17,625	23,785
Interest expense	13,819	164	13,983
Intercompany allocations	(3,472)	3,472	—

Income (loss) before income taxes	(4,187)	13,989	9,802
Provision (benefit) for income taxes	(1,278)	5,039	3,761

Net income (loss)	$(2,909)	$8,950	$6,041

CARROLS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
CONSOLIDATING STATEMENT OF OPERATIONS
Six Months Ended June 30, 2001
(in thousands of dollars)
(unaudited)

	Parent Company Only	Guarantor Subsidiaries	Combined Total
Revenues:
Restaurant sales	$184,187	$137,174	$321,361
Franchise fees and royalty revenues	—	788	788

Total revenues	184,187	137,962	322,149

Costs and expenses:
Cost of sales	52,142	41,286	93,428
Restaurant wages and related expenses	57,708	36,876	94,584
Other restaurant operating expenses	39,742	23,300	63,042
Advertising expense	7,578	5,799	13,377
General and administrative	9,816	7,828	17,644
Depreciation and amortization	13,088	7,981	21,069

Total operating expenses	180,074	123,070	303,144

Income from operations	4,113	14,892	19,005
Interest expense	17,271	277	17,548
Intercompany allocations	(3,474)	3,474	—

Income (loss) before income taxes	(9,684)	11,141	1,457
Provision (benefit) for income taxes	(3,673)	4,806	1,133

Net income (loss)	$(6,011)	$6,335	$324

CARROLS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
CONSOLIDATING STATEMENT OF CASH FLOWS
Six Months Ended June 30, 2002
(in thousands of dollars)
(unaudited)

	Parent Company Only	Guarantor Subsidiaries	Combined Total
Cash flows provided from operating activities:
Net income (loss)	$(2,909)	$8,950	$6,041
Adjustments to reconcile net income (loss) to net cash provided from operating activities:
Loss on disposal of property and equipment	8	24	32
Depreciation and amortization	14,387	5,409	19,796
Deferred income taxes	2,129	—	2,129
Changes in operating assets and liabilities	1,312	(2,021)	(709)

Net cash provided from operating activities	14,927	12,362	27,289

Cash flow used for investing activities:
Capital expenditures:
New restaurant development	(1,547)	(8,346)	(9,893)
Restaurant remodeling	(6,573)	(1,666)	(8,239)
Corporate and information systems	(325)	(263)	(588)
Other restaurant expenditures	(2,769)	(2,218)	(4,987)

Total capital expenditures	(11,214)	(12,493)	(23,707)
Purchased properties for sale/leaseback	(925)	—	(925)
Proceeds from sales of property and equipment	2	—	2

Net cash used for investing activities	(12,137)	(12,493)	(24,630)

Cash flows used for financing activities:
Payments on revolving credit facility, net	(2,400)	—	(2,400)
Principal payments on term loans	(4,250)	—	(4,250)
Payments on other notes payable, net	(479)	—	(479)
Principal payments on capital leases	(160)	(128)	(288)
Proceeds from sale/leaseback transactions	5,080	—	5,080

Net cash used for financing activities	(2,209)	(128)	(2,337)

Net increase (decrease) in cash and cash equivalents	581	(259)	322
Cash and cash equivalents, beginning of year	921	1,484	2,405

Cash and cash equivalents, end of period	$1,502	$1,225	$2,727

CONSOLIDATING STATEMENT OF CASH FLOWS
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
Six Months Ended June 30, 2001
(in thousands of dollars)
(unaudited)

	Parent Company Only	Guarantor Subsidiaries	Combined Total
Cash flows provided from operating activities:
Net income (loss)	$(6,011)	$6,335	$324
Adjustments to reconcile net income (loss) to net cash provided from operating activities:
Depreciation and amortization	13,088	7,981	21,069
Deferred income taxes	(2,774)	2,585	(189)
Changes in operating assets and liabilities	4,275	(10,392)	(6,117)

Net cash provided from operating activities	8,578	6,509	15,087

Cash flow used for investing activities:
Capital expenditures:
New restaurant development	(1,462)	(5,561)	(7,023)
Restaurant remodeling	(6,473)	—	(6,473)
Corporate and restaurant information systems	(404)	(129)	(533)
Other capital expenditures	(3,652)	(2,241)	(5,893)
Acquisition of restaurants	(1,612)	—	(1,612)
Proceeds from dispositions of property and equipment	21	3	24

Net cash used for investing activities	(13,582)	(7,928)	(21,510)

Cash flows provided from (used for) financing activities:
Proceeds from revolving credit facility, net	8,500	—	8,500
Proceeds from other notes payable, net	585	—	585
Principal payments on term loans	(3,500)	—	(3,500)
Principal payments on capital leases	(140)	(117)	(257)

Net cash provided from (used for) financing activities	5,445	(117)	5,328

Net increase (decrease) in cash and cash equivalents	441	(1,536)	(1,095)
Cash and cash equivalents, beginning of year	785	1,927	2,712

Cash and cash equivalents, end of period	$1,226	$391	$1,617

ITEM 2—MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Certain statements included in this “Management’s Discussion and Analysis of Results of Operations and Financial Condition” and elsewhere in this Quarterly Report on Form 10-Q which are not statements of historical fact are intended to be, and are hereby identified as, “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Without limiting the foregoing, the words “believe,” “anticipate,” “plan,” “expect,” “estimate,” “intend,” and other similar expressions are intended to identify forward-looking statements. The Company cautions readers that forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievement expressed or implied by such forward-looking statements. Such factors include, among others, the following: the success or failure of the Company or Burger King Corporation in implementing its current business and operational strategies; availability, terms and access to capital and customary trade credit; general economic and business conditions; competition; changes in the Company’s business strategy; labor relations; the outcome of pending or yet-to-be instituted legal proceedings; labor and employee benefit costs; and availability and terms of necessary or desirable financing or refinancing.

Overview

We are one of the largest restaurant companies in the U. S. operating 527 restaurants in 16 states at June 30, 2002. We are the largest Burger King franchisee in the world, and have operated Burger King restaurants since 1976. We also operate two regional Hispanic restaurant chains, Taco Cabana and Pollo Tropical, which operate or franchise more than 200 restaurants.

As of June 30, 2002, we operated 359 Burger King restaurants located in 13 Northeastern, Midwestern and Southeastern states. Since June 30, 2001 we have opened three additional Burger King restaurants and closed two under-performing Burger King restaurants.

We have expanded our operations during the past four years through the acquisition of two regional quick-casual Hispanic restaurant chains. In 1998, we acquired Pollo Tropical Inc., a restaurant chain featuring grilled marinated chicken and authentic “made from scratch” side dishes. Since the acquisition we have opened 18 new Pollo Tropical restaurants and at June 30, 2002 we had 54 company owned Pollo Tropical restaurants in Florida and 26 franchised Pollo Tropical restaurants, 18 of which are in Puerto Rico. Since June 30, 2001 we have opened four new Pollo Tropical restaurants.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS AND FINANCIAL CONDITION (Continued)

In December 2000 we acquired Taco Cabana Inc., a restaurant chain featuring Tex-Mex style food including flame-grilled beef and chicken fajitas, quesadillas, and fresh flour tortillas. As of June 30, 2002 we had 114 company owned Taco Cabana restaurants located primarily in Texas and 10 franchised Taco Cabana restaurants. In the fourth quarter of 2001, we decided to close seven restaurants in the Phoenix, Arizona market and discontinue restaurant development underway in that market. One Taco Cabana restaurant in Phoenix was closed in December 2001 and the six remaining Taco Cabana restaurants were closed in the first quarter of 2002. In addition since June 30, 2001, we have opened two new Taco Cabana restaurants and closed two under-performing Taco Cabana restaurants.

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

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make assumptions and estimates that can have a material impact on our results of operations. Sales recognition at company operated restaurants is straightforward as customers pay for products at the time of sale and inventory turns over very quickly. Payments to vendors for products sold in the restaurants are generally settled within 30 days. The earnings reporting process is governed by our system of internal controls, and generally does not require significant management estimates and judgments. However, estimates and judgments are inherent in the assessment and recording of insurance liabilities, accrued occupancy costs, legal obligations, income taxes and the valuation of goodwill for impairment. While we base our judgments using assumptions believed to be reasonable under the circumstances, actual results could vary from these assumptions. It is possible that materially different amounts would be reported using different assumptions.

We are essentially self-insured, subject to certain limits for both specific and aggregate losses for most workers’ compensation, general liability and medical insurance claims. We record and monitor insurance liabilities based on our historical trends and industry factors, as appropriate, and adjust accruals as warranted by changing circumstances. Since there are many estimates and assumptions involved in recording these insurance liabilities, differences between actual future events and prior estimates and assumptions could result in adjustments to these liabilities.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS AND FINANCIAL CONDITION (Continued)

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

In the normal course of business, we must make estimates of potential future legal obligations and liabilities, which require the use of management’s judgment. Management may also use outside legal advice to assist in the estimating process. However, the ultimate outcome of various legal issues could be different than management estimates, and adjustments to income could be required.

We record income tax liabilities utilizing known obligations and estimates of potential obligations. We are required to record a valuation allowance if the value of estimated deferred tax assets are different from those recorded. This includes making estimates and judgments on future taxable income, the consideration of feasible tax planning strategies and existing facts and circumstances. When the amount of deferred tax assets to be realized is different from that recorded, the asset balance and income statement would reflect the change in the period such determination is made.

Beginning in 2002 we must evaluate our recorded goodwill for impairment under SFAS 142, “Goodwill and Other Intangible Assets”, on an annual basis. This annual evaluation will require us to make estimates and assumptions regarding the fair value of our reporting units. These estimates may differ from actual future events.

Recent Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS 142, “Goodwill and Other Intangible Assets”, which supercedes Accounting Principles Board Opinion 17, “Intangible Assets”. Under SFAS 142, goodwill and intangible assets with indefinite lives are no longer amortized, effective January 1, 2002, but are to be tested at least annually for impairment. Separable intangible assets with defined lives will continue to be amortized over their useful lives. Amortization expense of goodwill was $1,228,000 and $2,483,000 for the three and six months ended June 30, 2001.

SFAS 142 also required the Company to complete Step 1 of a transitional goodwill impairment test by June 30, 2002. Step 1 required the comparison of the fair value of a reporting unit to its carrying value at January 1, 2002 to determine whether there is an indicated transitional goodwill impairment. Our evaluation of impairment under Step 1 of the transitional goodwill impairment test indicated that our reporting units’ fair values are above their carrying values at January 1, 2002 and there is no transitional goodwill impairment charge required.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS
OF OPERATIONS AND FINANCIAL CONDITION (continued)

In June 2001, the FASB issued SFAS 143, “Accounting for Asset Retirement Obligations”. This new standard requires entities to recognize the fair value of an asset retirement obligation in the period which it is incurred if a reasonable estimate of fair value can be made. The provisions of SFAS 143 are effective for fiscal years beginning after June 15, 2002. We have not yet determined the impact, if any, of the adoption of SFAS 143.

In July 2002, the FASB issued SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities,” which nullifies Emerging Issues Task Force Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” The provisions of SFAS 146 are effective for exit or disposal activities initiated after December 31, 2002. Previously issued financial statements can not be restated under SFAS 146.

Results of Operations

Three Months Ended June 30, 2002 Compared to Three Months Ended June 30, 2001.

The following table sets forth, for the three months ended June 30, 2002 and 2001, selected operating results as a percentage of restaurant sales:

	2002	2001
Restaurant sales:
Burger King	59.1%	57.6%
Pollo Tropical	14.5	14.9
Taco Cabana	26.4	27.5

	100.0	100.0
Costs and expenses:
Cost of sales	28.0	28.8
Restaurant wages and related expenses	29.0	29.0
Other restaurant expenses including advertising	22.9	23.2
General and administrative	5.6	4.9
Depreciation and amortization	5.7	6.4

Income from restaurant operations	8.8%	7.7%

MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS
OF OPERATIONS AND FINANCIAL CONDITION (continued)

Restaurant Sales

Total restaurant sales for the second quarter of 2002 increased 3.8% to $173.0 million from $166.6 million in the second quarter of 2001. Burger King restaurant sales increased $6.3 million, or 6.6%, to $102.3 million in the second quarter of 2002 due primarily to a sales increase at our comparable Burger King restaurants of 4.9% and the net addition of five Burger King restaurants since the end of the first quarter of 2001 including three Burger King restaurants acquired near the end of the second quarter of 2001. Pollo Tropical restaurant sales increased $0.2 million, or 0.9%, to $25.1 million in the second quarter of 2002 due to the opening of four additional restaurants since the end of the second quarter of 2001. Sales at our comparable Pollo Tropical restaurants in the second quarter of 2002, however, decreased 5.4% due to the economic effects of declining tourism in our Florida markets since the September 11 tragedy. Taco Cabana restaurant sales were $45.6 million in the second quarter of 2002 compared to $45.8 million in 2001. A sales increase at our comparable Taco Cabana restaurants of 3.2% in the second quarter of 2002 was offset by the closure of seven restaurants in the Phoenix, Arizona market, primarily in the first quarter of 2002.

Operating Costs and Expenses

Cost of sales (food and paper costs), as a percentage of total restaurant sales, decreased to 28.0% in the second quarter of 2002 from 28.8% in 2001. Burger King cost of sales, as a percentage of Burger King restaurant sales, decreased to 26.6% in the second quarter of 2002 from 27.7% in the second quarter of 2001. This decrease was due to significantly lower promotional sales discounts in the second quarter of 2002 compared to 2001, and to a lesser extent, the effects of menu price increases in the fourth quarter of 2001, the slight reduction in size of the Burger King regular hamburger patty and a 3.5% decrease in beef commodity prices in the second quarter of 2002. Pollo Tropical cost of sales, as a percentage of Pollo Tropical restaurant sales, decreased to 30.5% in the second quarter of 2002 compared to 32.5% in 2001 due to lower chicken costs in 2002 and menu price increases at the beginning of 2002. Taco Cabana cost of sales, as a percentage of Taco Cabana restaurant sales, increased to 29.6% in the second quarter of 2002 from 29.1% in 2001 due to higher contracted beef costs in 2002, higher produce commodity prices and slightly higher promotional sales discounts in the second quarter of 2002, none of which were offset by menu price increases in 2002.

Restaurant wages and related expenses, as a percentage of total restaurant sales, were 29.0% in both the second quarters of 2002 and 2001. Burger King restaurant wages and related expenses, as a percentage of Burger King restaurant sales, decreased to 30.3% in the second quarter of 2002 from 30.7% in 2001 due to the effects of higher Burger King sales volumes in the second quarter of 2002 on fixed labor costs and menu price increases in the fourth quarter of 2001. Pollo Tropical restaurant wages and related expenses, as a percentage of Pollo Tropical restaurant sales, increased to 25.3% in the second quarter of 2002 from 23.6% in 2001 due to the effect of lower sales volumes on fixed labor costs and higher medical plan costs in the second quarter of 2002, offset partially by menu price increases at the beginning of 2002. Taco Cabana restaurant wages and related expenses, as a percentage of Taco

MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS
OF OPERATIONS AND FINANCIAL CONDITION (continued)

Cabana restaurant sales, decreased to 28.2% in the second quarter of 2002 from 28.5% in 2001 due to closing seven low sales volume restaurants in the Phoenix, Arizona market, primarily in the first quarter of 2002, partially offset by a 2.7% increase in productive labor rates in the second quarter of 2002.

Other restaurant operating expenses (which includes advertising) as a percentage of total restaurant sales, decreased to 22.9% in the second quarter of 2002 from 23.2% in 2001. Burger King other restaurant operating expenses, as a percentage of Burger King restaurant sales, decreased to 24.3% in the second quarter of 2002 from 25.1% in the second quarter of 2001 due to the effect of higher sales volumes on fixed costs and lower utility costs. Pollo Tropical other restaurant operating expenses, as a percentage of Pollo Tropical restaurant sales, increased to 18.9% in the second quarter of 2002 from 17.0% in 2001 due to the effect of lower sales volumes on fixed costs and an insurance gain of $0.2 million in the second quarter of 2001. Taco Cabana other restaurant operating expenses, as a percentage of Taco Cabana restaurant sales, decreased to 21.9% in the second quarter of 2002 from 22.5% in 2001 due primarily to lower utility costs.

General and administrative expenses increased $1.5 million in the second quarter of 2002 compared to the second quarter of 2001 due primarily to higher administrative bonus levels in the second quarter of 2002. As a percentage of total restaurant sales, general and administrative expenses increased to 5.6% in the second quarter of 2002 from 4.9% in the second quarter of 2001.

Earnings before interest, taxes and depreciation and amortization (“EBITDA”) increased 6.9% to $25.4 million in the second quarter of 2002 from $23.8 million in the second quarter of 2001. As a percentage of total revenues, EBITDA margins increased to 14.7% in the second quarter of 2002 from 14.2% in 2001 as a result of the factors discussed above.

Depreciation and amortization decreased $0.8 million in the second quarter of 2002 from the second quarter of 2001 due to the elimination of goodwill amortization under SFAS 142 beginning January 1, 2002. Goodwill amortization was $1.2 million in the second quarter of 2001. This decrease was partially offset by additional depreciation from our capital expenditures of $51.4 million since the end of the second quarter of 2001.

Interest expense decreased $1.4 million to $7.0 million in the second quarter of 2002 from $8.4 million in 2001 due primarily to lower effective interest rates on our debt, and, to a lesser extent, lower average debt balances in 2002. The average effective interest rate on all debt was 7.4% for the second quarter of 2002 compared to 8.8% in the second quarter of 2001.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS
OF OPERATIONS AND FINANCIAL CONDITION (continued)

The provision for income taxes for the second quarter of 2002 was derived using an estimated effective income tax rate for 2002 of 38.4%. This rate is higher than the Federal statutory tax rate of 35% due to state franchise taxes and non-deductible amortization of certain franchise rights. This rate is lower than our effective income tax for 2001 due to the elimination of the amortization of non-deductible goodwill under SFAS 142 effective January 1, 2002.

As a result of the foregoing, net income for the second quarter of 2002 increased to $5.3 million from $1.9 million in the second quarter of 2001.

Six Months Ended June 30, 2002 Compared to Six Months Ended June 30, 2001.

The following table sets forth, for the six months ended June 30, 2002 and 2001, selected operating results as a percentage of restaurant sales:

	2002	2001
Restaurant sales:
Burger King	58.3%	57.3%
Pollo Tropical	15.1	15.3
Taco Cabana	26.6	27.4

	100.0	100.0
Costs and expenses:
Cost of sales	27.9	29.1
Restaurant wages and related expenses	29.6	29.4
Other restaurant expenses including advertising	23.7	23.8
General and administrative	5.8	5.5
Depreciation and amortization	6.0	6.5

Income from restaurant operations	7.0%	5.7%

Restaurant Sales

Total restaurant sales for the first six months of 2002 increased 2.8% to $330.5 million from $321.4 million in 2001. Burger King restaurant sales increased $8.6 million, or 4.7%, to $192.8 million in the first six months of 2002 from $184.2 million in 2001. This increase was due to a sales increase at our comparable Burger King restaurants of 2.4% for the first six months of 2002 and the net addition of four Burger King restaurants since the beginning of 2001 including three Burger King restaurants acquired near the end of the second quarter of 2001. Pollo Tropical restaurant sales increased $0.7 million, or 1.4%, to $49.9 million in the first six months 2002 due to the opening of four additional restaurants since the end of the second quarter of 2001. Sales at our comparable Pollo Tropical restaurants in the first six months of 2002, however, declined 5.6% due to the economic effects of declining tourism

MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS
OF OPERATIONS AND FINANCIAL CONDITION (continued)

in our Florida markets since the September 11 tragedy. Taco Cabana restaurant sales were $87.8 million in the first six months of 2002 compared to $88.0 million in the first six months of 2001. A sales increase at our comparable Taco Cabana restaurants of 2.4% in the first six months of 2002 was offset by the closure of seven restaurants in the Phoenix, Arizona market, primarily in the first quarter of 2002.

Operating Costs and Expenses

Cost of sales (food and paper costs), as a percentage of total restaurant sales, decreased to 27.9% in the first six months in 2002 from 29.1% in 2001. Burger King cost of sales, as a percentage of Burger King restaurant sales, decreased to 26.5% in the first six months of 2002 from 28.3% in 2001. This decrease was due to significantly lower promotional sales discounts in the first six months of 2002 compared to 2001, and to a lesser extent, the effects of menu price increases in 2001 and the slight reduction in size of the Burger King regular hamburger patty in the fourth quarter of 2001. Pollo Tropical cost of sales, as a percentage of Pollo Tropical restaurant sales, decreased to 30.6% in the first six months of 2002 from 32.3% in 2001 due to lower chicken costs in 2002 and the effect of menu price increases at the beginning of 2002. Taco Cabana cost of sales, as a percentage of Taco Cabana restaurant sales, increased to 29.4% in the first six months of 2002 from 28.9% in 2001 due to higher contracted beef costs and slightly higher promotional sales discounts in 2002, none of which were offset by menu price increases in 2002.

Restaurant wages and related expenses, as a percentage of total restaurant sales, increased to 29.6% in the first six months of 2002 from 29.4% in 2001. Burger King restaurant wages and related expenses, as a percentage of Burger King restaurant sales, decreased to 31.1% in the first six months of 2002 from 31.3% in 2001. This decrease was due to the effects of higher Burger King sales volumes in the first six months of 2002 on fixed labor costs and menu price increases in 2001, offset partially by higher restaurant level incentives in 2002. Pollo Tropical restaurant wages and related expenses, as a percentage of Pollo Tropical restaurant sales, increased to 25.1% in the first six months of 2002 from 23.6% in 2001 due to the effect of lower sales volumes on fixed labor costs. Taco Cabana restaurant wages and related expenses, as a percentage of Taco Cabana restaurant sales, increased to 28.9% in the first six months of 2002 from 28.7% in 2001 due primarily to a 3.1% increase in productive labor rates in 2002.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS
OF OPERATIONS AND FINANCIAL CONDITION (continued)

Other restaurant operating expenses (which includes advertising) as a percentage of total restaurant sales, decreased slightly to 23.7 % in the first six months of 2002 from 23.8% in 2001. Burger King other restaurant operating expenses, as a percentage of Burger King restaurant sales, decreased to 25.4% in the first six months of 2002 from 25.7% in 2001 due to lower utility costs partially offset by an increase in local advertising expenditures. Pollo Tropical other restaurant operating expenses, as a percentage of Pollo Tropical restaurant sales, increased to 19.4% in the first six months of 2002 from 18.5% in 2001. This increase was due to the effect of lower sales volumes in 2002 on fixed costs and an insurance gain of $0.4 million in the first six months of 2001, partially offset by lower utility costs and lower advertising expenditures in 2002. Taco Cabana other restaurant operating expenses, as a percentage of Taco Cabana restaurant sales, decreased to 22.3% in the first six months of 2002 from 22.8% in 2001 due primarily to lower utility costs in 2002.

General and administrative expenses, increased $1.6 million in the first six months of 2002 compared to the first six months of 2001 due primarily to higher administrative bonus levels in 2002. As a percentage of total restaurant sales, general and administrative expenses increased to 5.8% in the first six months of 2002 from 5.5% in 2001.

Earnings before interest, taxes and depreciation and amortization (“EBITDA”) increased 8.8% to $43.6 million in the first six months of 2002 from $40.1 million in 2001. As a percentage of total revenues, EBITDA margins increased to 13.2% in the first six months of 2002 compared to 12.4% in 2001 as a result of the factors discussed above.

Depreciation and amortization decreased $1.3 million in the first six months of 2002 from the first six months of 2001 due to the elimination of goodwill amortization under SFAS 142 beginning January 1, 2002. Goodwill amortization was $2.5 million in the first six months of 2001. This decrease was partially offset by additional depreciation from our capital expenditures of $51.4 million since the end of the second quarter of 2001.

Interest expense decreased $3.5 million to $14.0 million in the first six months of 2002 from $17.5 million in 2001 due primarily to lower effective interest rates on our debt, and, to a lesser extent, lower average debt balances in 2002. The average effective interest rate on all debt was 7.3% for the first six months of 2002 compared to 9.1% in the first six months of 2001.

The provision for income taxes for the first six months of 2002 was derived using an estimated effective income tax rate for 2002 of 38.4%. This rate is higher than the Federal statutory tax rate of 35% due to state franchise taxes and non-deductible amortization of certain franchise rights. This rate is lower than our effective income tax rate for 2001 due to the elimination of the amortization of non-deductible goodwill under SFAS 142 effective January 1, 2002.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS
OF OPERATIONS AND FINANCIAL CONDITION (continued)

As a result of the foregoing, net income increased $5.7 million to $6.0 million for the first six months of 2002 from $0.3 million in 2001.

Liquidity and Capital Resources

We do not have significant receivables or inventory and receive trade credit based upon negotiated terms in purchasing food products and other supplies. We are able to operate with a substantial working capital deficit because:

•	restaurant operations are primarily conducted on a cash basis;
•	rapid turnover results in a limited investment in inventories; and
•	cash from sales is usually received before related accounts for food, supplies and payroll become due.

Our cash requirements arise primarily from:

•	the need to finance the opening and equipping of new restaurants;
•	ongoing capital reinvestment in our existing restaurants;
•	the acquisition of restaurants; and
•	servicing our debt.

Our operations in the first six months of 2002 generated approximately $27.3 million in cash, compared with $15.1 million in the first six months of 2001.

In the first six months of 2002 we sold five fee owned properties for $5.1 million in sale/leaseback transactions and used the proceeds from these sales to reduce debt.

Our capital expenditures are a major investment of cash, and excluding acquisitions totaled $23.7 million and $19.9 million in the first six months of 2002 and 2001, respectively. Expenditures for new restaurant development were $9.9 million and $7.0 million in the first six months of 2002 and 2001, respectively. Our capital expenditures also include remodeling costs and capital maintenance projects for the ongoing reinvestment and enhancement of our restaurants and totaled $13.2 million and $11.8 million in the first six months of 2002 and 2001, respectively.

In 2002, we anticipate total capital expenditures of approximately $60 million to $62 million, excluding the cost of any acquisitions that we may make. These amounts include approximately $24 million to $26 million for the construction of new restaurants and related real estate applicable to our three restaurant concepts as follows: $5 million for Burger King, $13 million to $14 million for Taco Cabana and $6 million to $7 million for Pollo Tropical. Also included in anticipated 2002 capital expenditures is approximately $17 million for remodeling existing Burger King restaurants and

MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS
OF OPERATIONS AND FINANCIAL CONDITION (continued)

approximately $5 million for expenditures related to Burger King transformation initiatives, which include new signage and drive-thru and kitchen improvements. Other anticipated 2002 capital expenditures for ongoing reinvestment in our restaurants total approximately $13 million; with approximately $4 million applicable to our Burger King restaurants, $1.5 million for Pollo Tropical and $7.5 million for Taco Cabana, which includes $4 million for the installation of additional grills to facilitate the introduction of grilled chicken in our Taco Cabana restaurants.

At June 30, 2002, we had total indebtedness of $366.2 million comprised of $170.0 million of unsecured 9.5% Senior Subordinated Notes due 2008, total borrowings under our senior credit facility of $191.9 million and other debt of $4.3 million. Our senior credit facility provides for a $70 million term loan A facility, an $80 million term loan B facility and a $100 million revolving credit facility. At June 30, 2002, $138.8 was outstanding under the term loan A and B facilities and $39.3 million was available for borrowings under our revolving credit facility, after reserving $7.6 million for letters of credit guaranteed by the facility.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

On November 16, 1998, the Equal Employment Opportunity Commission (“EEOC”) filed suit in the United States District Court for the Northern District of New York (the “Court”), under Title VII of the Civil Rights Act of 1964, as amended, against the Company. The complaint alleges that the Company has engaged in a pattern and practice of unlawful discrimination, harassment and retaliation against former and current female employees of the Company over the course of many years. At present, the EEOC has identified approximately 400 individuals it believes represent the class of claimants. The EEOC is seeking monetary and injunctive relief from the Company.

On June 18, 2002, we served the EEOC with a Motion for Summary Judgment (the “Motion”). The EEOC responded on July 23, 2002 by opposing the Motion and serving a Cross Motion on the Company for a continuance in order to conduct additional discovery for the purpose of further responding to the Motion. The briefing on the Motion and Cross Motion should be completed by the beginning of the fourth quarter, at which time the Motion and Cross Motion will be filed with the Court for determination.

It is not possible to predict whether we will prevail on the Motion which, subject to possible appeals by the EEOC, would effectively end the case. If we do not prevail on the Motion, there will likely be additional discovery and the case will proceed to trial. It is too early to make an evaluation of the likelihood of an unfavorable outcome or estimate of the amount or range of potential loss. Consequently, it is not possible to predict what adverse impact, if any, this case could have on the Company’s financial condition. We intend to continue to contest the case vigorously and believe it is without merit.

Item 2. Changes in Securities and Use of Proceeds

None

Item 3. Default Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

None

Item 6. Exhibits and Reports on Form 8K

a. The following exhibits are filed as part of this report.

Exhibit No.
10.27	Extension of Employment Agreement dated March 27, 2002 by and between Carrols Corporation and Alan Vituli.
10.28	Extension of Employment Agreement dated March 27, 2002 by and between Carrols Corporation and Daniel T. Accordino.
99.1	Certificate Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated August 14, 2002 by Alan Vituli.
99.2	Certificate Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated August 14, 2002 by Paul R. Flanders.

b. There were no reports on Form 8-K filed during the reported quarter.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CARROLS CORPORATION 968 James Street Syracuse, New York 13203 (Registrant)
Date: August 14, 2002	/s/ Alan Vituli (Signature) Alan Vituli Chairman and Chief Executive Officer

Date: August 14, 2002	/s/ Paul R. Flanders (Signature) Paul R. Flanders Vice President – Finance (Chief Financial Officer)