Form 10-Q
period 2002-09-30
CARROLS CORP
filed 2002-11-13
CIK 17927

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2002

or

☐	Transition report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

Commission File Number
0-25629

CARROLS CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	16-0958146
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

968 James Street Syracuse, New York	13203
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number including area code: (315) 424-0513

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12(b)-2 of The Exchange Act). Yes ☐  No ☒

Common stock, par value $1.00, outstanding at November 11, 2002: 10 shares

PART I

ITEM 1—FINANCIAL INFORMATION

CARROLS CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands of dollars)

	September 30, 2002	December 31, 2001
	(unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$1,796	$2,405
Trade and other receivables, net of reserves of $128 at each date	1,168	1,741
Inventories	4,757	5,094
Prepaid rent	2,083	2,115
Prepaid expenses and other current assets	4,002	4,262
Refundable income taxes	122	1,133
Deferred income taxes	6,797	6,797

Total current assets	20,725	23,547
Property and equipment, at cost less accumulated depreciation of $142,987 and $124,744, respectively	224,808	213,346
Franchise rights, at cost less accumulated amortization of $46,704 and $43,341, respectively	91,660	94,844
Intangible assets, at cost less accumulated amortization of $10,052 and $10,056, respectively	122,394	122,433
Deferred income taxes	3,844	8,384
Other assets	10,488	11,449

Total assets	$473,919	$474,003

The accompanying notes are an integral part of these financial statements.

CARROLS CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (continued)
(in thousands of dollars)

	September 30, 2002	December 31, 2001
	(unaudited)
LIABILITIES and STOCKHOLDER’S EQUITY

Current liabilities:
Accounts payable	$13,617	$16,620
Accrued interest	5,451	1,518
Accrued payroll, related taxes and benefits	15,011	12,872
Other liabilities	16,090	15,706
Current portion of long-term debt	11,828	10,029

Total current liabilities	61,997	56,745
Long-term debt, net of current portion	349,788	363,615
Deferred income—sale/leaseback of real estate	4,847	3,881
Accrued postretirement benefits	2,537	2,310
Other liabilities	30,467	32,397

Total liabilities	449,636	458,948
Stockholder’s equity:
Common stock, par value $1; authorized 1,000 shares, issued and outstanding—10 shares	—	—
Additional paid-in capital	24,485	24,485
Accumulated deficit	(202)	(9,430)

Total stockholder’s equity	24,283	15,055

Total liabilities and stockholder’s equity	$473,919	$474,003

The accompanying notes are an integral part of these financial statements.

CARROLS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
THREE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
(in thousands of dollars)

	2002	2001
	(unaudited)

Revenues:
Restaurant sales	$167,196	$170,132
Franchise fees and royalty revenues	384	399

Total revenues	167,580	170,531
Costs and expenses:
Cost of sales	46,571	50,524
Restaurant wages and related expenses	49,904	48,998
Other restaurant operating expenses	32,467	32,718
Advertising expense	7,915	8,176
General and administrative	8,921	8,714
Depreciation and amortization	9,980	10,971

Total operating expenses	155,758	160,101

Income from operations	11,822	10,430
Interest expense	6,839	8,046

Income before income taxes	4,983	2,384
Provision for income taxes	1,793	1,964

Net income	$3,190	$420

The accompanying notes are an integral part of these financial statements.

CARROLS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
(in thousands of dollars)

	2002	2001
	(unaudited)
Revenues:
Restaurant sales	$497,658	$491,493
Franchise fees and royalty revenues	1,102	1,187

Total revenues	498,760	492,680
Costs and expenses:
Cost of sales	138,829	143,952
Restaurant wages and related expenses	147,701	143,582
Other restaurant operating expenses	96,675	95,760
Advertising expense	21,968	21,553
General and administrative	28,204	26,358
Depreciation and amortization	29,776	32,040

Total operating expenses	463,153	463,245

Income from operations	35,607	29,435
Interest expense	20,822	25,594

Income before income taxes	14,785	3,841
Provision for income taxes	5,554	3,097

Net income	$9,231	$744

The accompanying notes are an integral part of these financial statements.

CARROLS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
(in thousands of dollars)

	2002	2001
	(unaudited)
Cash flows provided from operating activities:
Net income	$9,231	$744
Adjustments to reconcile net income to net cash provided from operating activities:
Depreciation and amortization	29,776	32,040
Deferred income taxes	4,540	1,089
Change in operating assets and liabilities	2,684	(477)
Loss on disposal of property and equipment	35	—

Net cash provided from operating activities	46,266	33,396

Cash flows used for investing activities:
Capital expenditures:
New restaurant development	(19,219)	(13,764)
Restaurant remodeling	(11,198)	(10,435)
Other restaurant expenditures	(7,456)	(7,573)
Corporate and information systems	(1,124)	(1,704)
Acquisition of restaurants	—	(1,612)

Total capital expenditures	(38,997)	(35,088)
Properties purchased for sale-leaseback	(925)	—
Proceeds from sales of property and equipment	9	26

Net cash used for investing activities	(39,913)	(35,062)

Cash flows provided from (used for) financing activities:
Proceeds (payments) on revolving credit facility, net	(4,500)	5,800
Proceeds (payments) on other notes payable, net	(726)	358
Principal payments on term loans	(6,375)	(5,250)
Principal payments on capital leases	(427)	(390)
Proceeds from sale-leaseback transactions	5,066	—

Net cash provided from (used for) financing activities	(6,962)	518

Decrease in cash and cash equivalents	(609)	(1,148)
Cash and cash equivalents, beginning of period	2,405	2,712

Cash and cash equivalents, end of period	$1,796	$1,564

The accompanying notes are an integral part of these financial statements.

CARROLS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.	Statement of Management

The accompanying unaudited consolidated financial statements as of September 30, 2002 and for the three and nine months ended September 30, 2002 and 2001 have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission and do not include all of the information and the footnotes required by accounting principles generally accepted in the United States of America for complete statements. In the opinion of management, all normal and recurring adjustments necessary for a fair presentation of such financial statements have been included.

The results of operations for the three and nine months ended September 30, 2002 and 2001 are not necessarily indicative of the results to be expected for the full year.

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

The consolidated financial statements include the accounts of Carrols Corporation and its subsidiaries (“Carrols” or the “Company”). All material intercompany balances, transactions and profits have been eliminated.

These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2001 contained in our 2001 Annual Report on Form 10-K. The December 31, 2001 balance sheet data is derived from these audited financial statements.

2.	Intangible Assets

Intangible assets, net of accumulated amortization, consist of the following (in thousands):

	September 30, 2002	December 31, 2001
Goodwill	$121,335	$121,335
Trademarks	232	242
Other	827	866

	$122,394	$122,433

Amortization expense of goodwill, which is no longer amortized effective January 1, 2002, was $1,241,000 and $3,724,000 for the three and nine months ended September 30, 2001, respectively.

3.	Income Taxes

The income tax provision for the nine months ended September 30, 2002 and 2001 was comprised of the following (in thousands):

	2002	2001
Current	$1,014	$2,008
Deferred	4,540	1,089

	$5,554	$3,097

CARROLS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

	Burger King	Pollo Tropical	Taco Cabana	Other	Consolidated
Three Months Ended (dollars in thousands):
September 30, 2002:
Revenues	$95,986	$25,824	$45,770	$—	$167,580
Cost of sales	25,351	7,859	13,361	—	46,571
Restaurant wages and related expenses	30,063	6,880	12,961	—	49,904
Depreciation and amortization	6,380	815	1,558	1,227	9,980
Income (loss) from operations	4,475	3,867	4,707	(1,227)	11,822
Capital expenditures, excluding acquisitions	6,993	2,674	5,087	536	15,290

September 30, 2001:
Revenues	$99,432	$24,315	$46,784	$—	$170,531
Cost of sales	28,936	7,786	13,802	—	50,524
Restaurant wages and related expenses	29,769	5,949	13,280	—	48,998
Depreciation and amortization	6,178	698	1,818	2,277	10,971
Income (loss) from operations	4,657	4,211	3,839	(2,277)	10,430
Capital expenditures, excluding acquisitions	8,769	3,598	2,152	647	15,166

CARROLS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Burger King	Pollo Tropical	Taco Cabana	Other	Consolidated
Nine Months Ended (dollars in thousands):
September 30, 2002:
Revenues	$288,778	$76,230	$133,752	$—	$498,760
Cost of sales	76,502	23,130	39,197	—	138,829
Restaurant wages and related expenses	89,987	19,400	38,314	—	147,701
Depreciation and amortization	19,183	2,356	4,917	3,320	29,776
Income (loss) from operations	12,219	12,936	13,772	(3,320)	35,607
Capital expenditures, excluding acquisitions	17,882	8,399	11,592	1,124	38,997

September 30, 2001:
Revenues	$283,619	$74,123	$134,938	$—	$492,680
Cost of sales	81,078	23,688	39,186	—	143,952
Restaurant wages and related expenses	87,477	17,562	38,543	—	143,582
Depreciation and amortization	17,743	1,957	5,636	6,704	32,040
Income (loss) from operations	10,293	13,523	12,323	(6,704)	29,435
Capital expenditures, excluding acquisitions	18,518	6,324	6,941	1,693	33,476
Identifiable Assets:
At September 30, 2002	$211,586	$37,820	$67,275	$157,238	$473,919
At December 31, 2001	215,249	31,668	60,776	166,310	474,003

5.	Other Expense

During the fourth quarter of 2001, management made the decision to close seven Taco Cabana restaurants in the Phoenix, Arizona market and discontinue restaurant development underway in that market. This decision resulted in a charge to other expense of $8.8 million in the fourth quarter, representing $7.1 million in asset impairments, primarily leasehold improvements, and $1.7 million in future occupancy costs and other ongoing exit activities estimated to be incurred over a two-year period. The Company closed one restaurant in December 2001 and the remaining six restaurants in February 2002. During the nine months ended September 30, 2002, the Company paid $0.5 million in lease liabilities for the closed restaurants and the remaining lease liability at September 30, 2002 was $0.5 million. The Company has also paid $0.4 million in the nine months ended September 30, 2002 pertaining to other exit costs resulting in a September 30, 2002 reserve balance of $0.3 million.

6.	New Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS 142, “Goodwill and Other Intangible Assets,” which supercedes Accounting Principles Board Opinion 17, “Intangible Assets.” Under SFAS 142, goodwill and intangible assets with indefinite lives are no longer amortized, effective January 1, 2002, but are to be tested at least annually for impairment. The Company will perform its impairment evaluation annually at December 31. Separable intangible assets with defined lives will continue to be amortized over their useful lives.

CARROLS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

In June 2001, the FASB issued SFAS 143, “Accounting for Asset Retirement Obligations.” This new standard requires entities to recognize the fair value of an asset retirement obligation in the period which it is incurred if a reasonable estimate of fair value can be made. The provisions of SFAS 143 are effective for fiscal years beginning after June 15, 2002. We have determined the impact of adopting SFAS 143 to be immaterial on the Company’s financial statements.

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

Carrols Realty Holdings
Carrols Realty I Corp.
Carrols Realty II Corp.
Carrols J.G. Corp.
Quanta Advertising Corp.
Pollo Franchise, Inc.
Pollo Operations, Inc.
Taco Cabana, Inc.
TP Acquisition Corp.
T.C. Management, Inc.
Taco Cabana Management, Inc.
Get Real, Inc.

Texas Taco Cabana, L.P.

The following supplemental financial information sets forth on a consolidating basis, balance sheets, statements of operations and statements of cash flows for the Parent Company (Carrols Corporation) only, Guarantor Subsidiaries and for the Company as of September 30, 2002 and December 31, 2001 and for the three-month and nine-month periods ended September 30, 2002 and 2001. Debt and goodwill allocated to subsidiaries are presented on an “push-down” accounting basis.

CARROLS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
CONSOLIDATING BALANCE SHEET
September 30, 2002
(in thousands of dollars)
(unaudited)

	Parent Company Only	Guarantor Subsidiaries	Combined Total
ASSETS

Current Assets:
Cash and cash equivalents	$1,363	$433	$1,796
Trade and other receivables, net	232	936	1,168
Inventories	3,370	1,387	4,757
Prepaid rent	1,258	825	2,083
Prepaid expenses and other current assets	1,196	2,806	4,002
Refundable income taxes	122	—	122
Deferred income taxes	6,797	—	6,797

Total current assets	14,338	6,387	20,725

Property and equipment, net	116,369	108,439	224,808
Franchise rights, net	91,660	—	91,660
Intangible assets, net	1,535	120,859	122,394
Intercompany receivable (payable)	180,498	(180,498)	—
Deferred income taxes	3,844	—	3,844
Other assets	7,988	2,500	10,488

Total assets	$416,232	$57,687	$473,919

LIABILITIES AND STOCKHOLDER’S EQUITY

Current Liabilities:
Accounts payable	$7,441	$6,176	$13,617
Accrued interest	5,451	—	5,451
Accrued payroll, related taxes and benefits	9,612	5,399	15,011
Other liabilities	7,444	8,646	16,090
Current portion of long-term debt	11,530	298	11,828

Total current liabilities	41,478	20,519	61,997
Long-term debt, net of current portion	348,827	961	349,788
Deferred income, sale/leaseback of real estate	4,847	—	4,847
Accrued postretirement benefits	2,537	—	2,537
Other liabilities	16,519	13,948	30,467

Total liabilities	414,208	35,428	449,636
Stockholder’s equity	2,024	22,259	24,283

Total liabilities and stockholder’s equity	$416,232	$57,687	$473,919

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

CARROLS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
CONSOLIDATING STATEMENT OF OPERATIONS
Three Months Ended September 30, 2002
(in thousands of dollars)
(unaudited)

	Parent Company Only	Guarantor Subsidiaries	Combined Total
Revenues:
Restaurant sales	$95,986	$71,210	$167,196
Franchise fees and royalty revenues	—	384	384

Total revenues	95,986	71,594	167,580

Costs and expenses:
Cost of sales	25,351	21,220	46,571
Restaurant wages and related expenses	30,063	19,841	49,904
Other restaurant operating expenses	20,247	12,220	32,467
Advertising expense	4,337	3,578	7,915
General and administrative	5,133	3,788	8,921
Depreciation and amortization	7,176	2,804	9,980

Total operating expenses	92,307	63,451	155,758

Income from operations	3,679	8,143	11,822
Interest expense	6,763	76	6,839
Intercompany allocations	(1,736)	1,736	—

Income (loss) before income taxes	(1,348)	6,331	4,983
Provision (benefit) for income taxes	(475)	2,268	1,793

Net income (loss)	$(873)	$4,063	$3,190

CARROLS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
CONSOLIDATING STATEMENT OF OPERATIONS
Three Months Ended September 30, 2001
(in thousands of dollars)
(unaudited)

	Parent Company Only	Guarantor Subsidiaries	Combined Total
Revenues:
Restaurant sales	$99,432	$70,700	$170,132
Franchise fees and royalty revenues	—	399	399

Total revenues	99,432	71,099	170,531

Costs and expenses:
Cost of sales	28,936	21,588	50,524
Restaurant wages and related expenses	29,769	19,229	48,998
Other restaurant operating expenses	20,445	12,273	32,718
Advertising expense	4,429	3,747	8,176
General and administrative	5,018	3,696	8,714
Depreciation and amortization	6,946	4,025	10,971

Total operating expenses	95,543	64,558	160,101

Income from operations	3,889	6,541	10,430
Interest expense	7,880	166	8,046
Intercompany allocations	(1,737)	1,737	—

Income (loss) before income taxes	(2,254)	4,638	2,384
Provision (benefit) for income taxes	(173)	2,137	1,964

Net income (loss)	$(2,081)	$2,501	$420

CARROLS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
CONSOLIDATING STATEMENT OF OPERATIONS
Nine Months Ended September 30, 2002
(in thousands of dollars)
(unaudited)

	Parent Company Only	Guarantor Subsidiaries	Combined Total
Revenues:
Restaurant sales	$288,778	$208,880	$497,658
Franchise fees and royalty revenues	—	1,102	1,102

Total revenues	288,778	209,982	498,760

Costs and expenses:
Cost of sales	76,502	62,327	138,829
Restaurant wages and related expenses	89,987	57,714	147,701
Other restaurant operating expenses	60,902	35,773	96,675
Advertising expense	12,731	9,237	21,968
General and administrative	17,254	10,950	28,204
Depreciation and amortization	21,563	8,213	29,776

Total operating expenses	278,939	184,214	463,153

Income from operations	9,839	25,768	35,607
Interest expense	20,582	240	20,822
Intercompany allocations	(5,208)	5,208	—

Income (loss) before income taxes	(5,535)	20,320	14,785
Provision (benefit) for income taxes	(1,753)	7,307	5,554

Net income (loss)	$(3,782)	$13,013	$9,231

CARROLS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
CONSOLIDATING STATEMENT OF OPERATIONS
Nine Months Ended September 30, 2001
(in thousands of dollars)
(unaudited)

	Parent Company Only	Guarantor Subsidiaries	Combined Total
Revenues:
Restaurant sales	$283,619	$207,874	$491,493
Franchise fees and royalty revenues	—	1,187	1,187

Total revenues	283,619	209,061	492,680

Costs and expenses:
Cost of sales	81,078	62,874	143,952
Restaurant wages and related expenses	87,477	56,105	143,582
Other restaurant operating expenses	60,187	35,573	95,760
Advertising expense	12,007	9,546	21,533
General and administrative	14,834	11,524	26,358
Depreciation and amortization	20,034	12,006	32,040

Total operating expenses	275,617	187,628	463,245

Income from operations	8,002	21,433	29,435
Interest expense	25,151	443	25,594
Intercompany allocations	(5,211)	5,211	—

Income (loss) before income taxes	(11,938)	15,779	3,841
Provision (benefit) for income taxes	(3,846)	6,943	3,097

Net income (loss)	$(8,092)	$8,836	$744

CARROLS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
CONSOLIDATING STATEMENT OF CASH FLOWS
Nine Months Ended September 30, 2002
(in thousands of dollars)
(unaudited)

	Parent Company Only	Guarantor Subsidiaries	Combined Total
Cash flows provided from operating activities:
Net income (loss)	$(3,782)	$13,013	$9,231
Adjustments to reconcile net income (loss) to net cash provided from operating activities:
Loss on disposal of property and equipment	11	24	35
Depreciation and amortization	21,563	8,213	29,776
Deferred income taxes	4,540	—	4,540
Changes in operating assets and liabilities	4,202	(1,518)	2,684

Net cash provided from operating activities	26,534	19,732	46,266

Cash flow used for investing activities:
Capital expenditures:
New restaurant development	(5,888)	(13,331)	(19,219)
Restaurant remodeling	(7,918)	(3,280)	(11,198)
Corporate and information systems	(530)	(594)	(1,124)
Other restaurant expenditures	(4,076)	(3,380)	(7,456)

Total capital expenditures	(18,412)	(20,585)	(38,997)
Purchased properties for sale/leaseback	(925)	—	(925)
Proceeds from sales of property and equipment	9	—	9

Net cash used for investing activities	(19,328)	(20,585)	(39,913)

Cash flows used for financing activities:
Payments on revolving credit facility, net	(4,500)	—	(4,500)
Principal payments on term loans	(6,375)	—	(6,375)
Payments on other notes payable, net	(726)	—	(726)
Principal payments on capital leases	(229)	(198)	(427)
Proceeds from sale/leaseback transactions	5,066	—	5,066

Net cash used for financing activities	(6,764)	(198)	(6,962)

Net increase (decrease) in cash and cash equivalents	442	(1,051)	(609)
Cash and cash equivalents, beginning of year	921	1,484	2,405

Cash and cash equivalents, end of period	$1,363	$433	$1,796

CONSOLIDATING STATEMENT OF CASH FLOWS
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Nine Months Ended September 30, 2001
(in thousands of dollars)
(unaudited)

	Parent Company Only	Guarantor Subsidiaries	Combined Total
Cash flows provided from operating activities:
Net income (loss)	$(8,092)	$8,836	$744
Adjustments to reconcile net income (loss) to net cash provided from operating activities:
Depreciation and amortization	20,034	12,006	32,040
Deferred income taxes	(2,774)	3,863	1,089
Changes in operating assets and liabilities	11,354	(11,831)	(477)

Net cash provided from operating activities	20,522	12,874	33,396

Cash flow used for investing activities:
Capital expenditures:
New restaurant development	(4,553)	(9,211)	(13,764)
Restaurant remodeling	(9,832)	603	(10,435)
Corporate and information systems	(1,061)	(643)	(1,704)
Other restaurant expenditures	(4,120)	(3,453)	(7,573)
Acquisition of restaurants	(1,612)	—	(1,612)
Proceeds from dispositions of property and equipment	21	5	26

Net cash used for investing activities	(21,157)	(13,905)	(35,062)

Cash flows provided from financing activities:
Proceeds from revolving credit facility, net	5,800	—	5,800
Proceeds from other notes payable, net	358	—	358
Principal payments on term loans	(5,250)	—	(5,250)
Principal payments on capital leases	(390)	—	(390)

Net cash provided from financing activities	518	—	518

Net decrease in cash and cash equivalents	(117)	(1,031)	(1,148)
Cash and cash equivalents, beginning of year	785	1,927	2,712

Cash and cash equivalents, end of period	$668	$896	$1,564

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

Overview

We are one of the largest restaurant companies in the U. S. operating 530 restaurants in 16 states at September 30, 2002. We are the largest Burger King franchisee, and have operated Burger King restaurants since 1976. We also operate two regional Hispanic restaurant chains, Taco Cabana and Pollo Tropical, which operate or franchise more than 200 restaurants.

As of September 30, 2002, we operated 358 Burger King restaurants located in 13 Northeastern, Midwestern and Southeastern states. Since September 30, 2001 we have opened six additional Burger King restaurants and closed seven Burger King restaurants.

We have expanded our operations during the past four years through the acquisition of two regional quick-casual Hispanic restaurant chains. In 1998, we acquired Pollo Tropical Inc., a restaurant chain featuring grilled marinated chicken and authentic “made from scratch” side dishes. Since the acquisition we have opened 22 new Pollo Tropical restaurants and at September 30, 2002 we had 58 company owned Pollo Tropical restaurants in Florida and 23 franchised Pollo Tropical restaurants, 18 of which are in Puerto Rico.

In December 2000, we acquired Taco Cabana Inc., a restaurant chain featuring Tex-Mex style food including flame-grilled beef and chicken fajitas, quesadillas and fresh flour tortillas. As of September 30, 2002 we had 114 company owned Taco Cabana restaurants located primarily in Texas and 10 franchised Taco Cabana restaurants. In the fourth quarter of 2001, we decided to close seven restaurants in the Phoenix, Arizona market and discontinue restaurant development underway in that market. One Taco Cabana restaurant in Phoenix was closed in December 2001 and the six remaining Taco Cabana restaurants were closed in the first quarter of 2002. In addition since September 30, 2001, we have opened three new Taco Cabana restaurants and closed three under-performing Taco Cabana restaurants.

We use a 52-53 week fiscal year ending on the Sunday closest to December 31.

Significant Accounting Policies

Financial Reporting Release No. 60, which was released by the Securities and Exchange Commission in December 2001, proposes that all companies include a discussion of critical accounting policies or methods used in the preparation of financial statements. The following is a brief discussion of the more significant accounting policies and methods used by the Company.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS AND FINANCIAL CONDITION—(Continued)

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make assumptions and estimates that can have a material impact on our results of operations. Sales recognition at company-operated restaurants is straightforward as customers pay for products at the time of sale and inventory turns over very quickly. Payments to vendors for products sold in the restaurants are generally settled within 30 days. The earnings reporting process is governed by our system of internal controls, and generally does not require significant management estimates and judgments. However, estimates and judgments are inherent in the assessment and recording of insurance liabilities, accrued occupancy costs, legal obligations, income taxes and the valuation of goodwill for impairment. While we base our judgments using assumptions believed to be reasonable under the circumstances, actual results could vary from these assumptions. It is possible that materially different amounts would be reported using different assumptions.

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

We make estimates of accrued occupancy costs pertaining to closed restaurant locations on an ongoing basis. These estimates require assessment and continuous evaluation of a number of factors such as the remaining contractual period under our lease obligations, the amount of sublease income, if any; we are able to realize on a particular property and estimates of other costs such as property taxes. Differences between actual future events and prior estimates could result in adjustments to these accrued costs.

In the normal course of business, we must make estimates of potential future legal obligations and liabilities, which require the use of management’s judgment. Management may also consult with outside legal counsel to assist in the estimating process. However, the ultimate outcome of various legal issues could be different than management estimates, and adjustments to income could be required.

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

We must evaluate our recorded goodwill for impairment under SFAS 142, “Goodwill and Other Intangible Assets,” on an annual basis. This annual evaluation requires us to make estimates and assumptions regarding the fair value of our reporting units. These estimates may differ from actual future events.

Recent Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS 142, “Goodwill and Other Intangible Assets,” which replaces Accounting Principles Board Opinion 17, “Intangible Assets.” Under SFAS 142, goodwill and intangible assets with indefinite lives are no longer amortized, effective January 1, 2002, but are to be tested at least annually for impairment. Separable intangible assets with defined lives will continue to be amortized over their useful lives. Amortization expense of goodwill was $1,241,000 and $3,724,000 for the three and nine months ended September 30, 2001, respectively.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS AND FINANCIAL CONDITION—(Continued)

SFAS 142 also required the Company to complete Step 1 of a transitional goodwill impairment test by June 30, 2002. Step 1 required the comparison of the fair value of a reporting unit to its carrying value at January 1, 2002 to determine whether there is an indicated transitional goodwill impairment. Our evaluation of impairment under Step 1 of the transitional goodwill impairment test indicated that our reporting units’ fair values are above their carrying values at January 1, 2002 and there is no transitional goodwill impairment charge required. On an ongoing basis, the Company has elected to conduct its annual impairment review of goodwill and intangible assets as of December 31.

In June 2001, the FASB issued SFAS 143, “Accounting for Asset Retirement Obligations.” This new standard, effective in 2003 requires entities to recognize the fair value of an asset retirement obligation in the period that it is incurred if a reasonable estimate of fair value can be made. The provisions of SFAS 143 are effective for fiscal years beginning after June 15, 2002. The adoption of SFAS 143 will have no material impact on our financial statements.

In July 2002, the FASB issued SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities,” which nullifies Emerging Issues Task Force Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” The provisions of SFAS 146 are effective for exit or disposal activities initiated after December 31, 2002. Previously issued financial statements cannot be restated under SFAS 146.

Results of Operations

Three Months Ended September 30, 2002 Compared to Three Months Ended September 30, 2001.

The following table sets forth, for the three months ended September 30, 2002 and 2001, selected operating results as a
percentage	of restaurant sales:

	2002	2001
Restaurant sales:
Burger King	57.4%	58.5%
Pollo Tropical	15.3	14.1
Taco Cabana	27.3	27.4

	100.0	100.0
Costs and expenses:
Cost of sales	27.9	29.7
Restaurant wages and related expenses	29.8	28.8
Other restaurant expenses including advertising	24.2	24.0
General and administrative	5.3	5.1
Depreciation and amortization	6.0	6.4

Income from restaurant operations	6.8%	5.9%

Restaurant Sales

Total restaurant sales for the third quarter decreased 1.7% to $167.2 million in 2002 from $170.1 million in 2001. Burger King restaurant sales in the third quarter decreased $3.4 million to $96.0 million in 2002 due primarily to a sales decrease of 3.6% at our comparable Burger King restaurants (those restaurants operating for the entirety of both periods). This decrease was due in part to decreased Burger King promotional activities in the third quarter of 2002 compared to 2001. Pollo Tropical restaurant sales increased $1.5 million, or 6.4%, to $25.6 million in the third quarter of 2002 due to the opening of seven additional restaurants since the end of the third quarter of 2001. Sales at our comparable Pollo Tropical restaurants in the third quarter of 2002, however, decreased 3.8% due to the economic effects of declining tourism in our

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS AND FINANCIAL CONDITION—(Continued)

Orlando and South Florida markets. Taco Cabana restaurant sales in the third quarter decreased $1.0 million to $45.7 million in 2002 from $46.7 million in 2001. This decrease was due to a slight sales decrease of 0.3% at our comparable Taco Cabana restaurants in the third quarter of 2002 and the closure of seven restaurants in the Phoenix, Arizona market, primarily in the first quarter of 2002.

Operating Costs and Expenses

Cost of sales (food and paper costs), as a percentage of total restaurant sales, decreased to 27.9% in the third quarter of 2002 from 29.7% in 2001. Burger King cost of sales, as a percentage of Burger King restaurant sales, decreased to 26.4% in the third quarter of 2002 from 29.1% in 2001. This decrease was due to significantly lower promotional sales discounts in the third quarter of 2002 compared to 2001, and to a lesser extent, the effects of menu price increases in the fourth quarter of 2001, the slight reduction in size of the Burger King regular hamburger patty and a 7.8% decrease in beef commodity prices in the third quarter of 2002. Pollo Tropical cost of sales, as a percentage of Pollo Tropical restaurant sales, decreased to 30.7% in the third quarter of 2002 from 32.4% in 2001 due to lower chicken breast costs in 2002 and menu price increases at the beginning of 2002. Taco Cabana cost of sales, as a percentage of Taco Cabana restaurant sales, decreased to 29.3% in the third quarter of 2002 from 29.6% in 2001 due to lower cheese costs and slightly lower promotional sales discounts in the third quarter of 2002, partially offset by higher contracted beef costs in 2002.

Restaurant wages and related expenses, as a percentage of total restaurant sales, increased to 29.8% in the third quarter of 2002 from 28.8% in 2001. Burger King restaurant wages and related expenses, as a percentage of Burger King restaurant sales, increased to 31.3% in the third quarter of 2002 from 29.9% in 2001 due to the effects of lower Burger King sales volumes in the third quarter of 2002 on fixed labor costs. Pollo Tropical restaurant wages and related expenses, as a percentage of Pollo Tropical restaurant sales, increased to 26.8% in the third quarter of 2002 from 24.8% in 2001 due to the effect of lower sales volumes in the third quarter of 2002 on fixed labor costs and, to a lesser extent, higher workers compensation and medical insurance costs in the third quarter of 2002, offset partially by menu price increases at the beginning of 2002. Taco Cabana restaurant wages and related expenses, as a percentage of Taco Cabana restaurant sales, decreased slightly to 28.4% in the third quarter of 2002 from 28.5% in 2001 due to closing seven low sales volume restaurants in the Phoenix, Arizona market, primarily in the first quarter of 2002.

Other restaurant operating expenses (which includes advertising) as a percentage of total restaurant sales, increased to 24.2% in the third quarter of 2002 from 24.0% in 2001. Burger King other restaurant operating expenses, as a percentage of Burger King restaurant sales, increased to 25.7% in the third quarter of 2002 from 25.0% in 2001 due to the effect of lower sales volumes on fixed costs and higher utility costs, due to hot weather in the third quarter of 2002 in our Burger King markets. Pollo Tropical other restaurant operating expenses, as a percentage of Pollo Tropical restaurant sales, increased to 19.9% in the third quarter of 2002 from 18.5% in 2001 due to the effect of lower comparable restaurant sales volumes on fixed costs, the timing of advertising expenses in 2002 and higher maintenance expenses related to enhancing our restaurants. Taco Cabana other restaurant operating expenses, as a percentage of Taco Cabana restaurant sales, decreased to 23.5% in the third quarter of 2002 from 24.7% in 2001 due primarily to lower advertising costs in 2002 related to the timing of promotions and lower utility costs.

General and administrative expenses, as a percentage of total restaurant sales, increased to 5.3% in the third quarter of 2002 from 5.1% in 2001 due, in part, to the effect of lower Burger King sales volumes in the third quarter of 2002.

Earnings before interest, taxes and depreciation and amortization (“EBITDA”) increased to $21.8 million in the third quarter of 2002 from $21.4 million in 2001. As a percentage of total revenues, EBITDA margins increased to 13.0% in the third quarter of 2002 from 12.5% in 2001 as a result of the factors discussed above.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS AND FINANCIAL CONDITION—(Continued)

Depreciation and amortization decreased $1.0 million in the third quarter of 2002 from the third quarter of 2001 due to the elimination of goodwill amortization under SFAS 142 beginning January 1, 2002. Goodwill amortization was $1.2 million in the third quarter of 2001. This decrease was offset by additional depreciation from our capital expenditures of $53.1 million since the end of the third quarter of 2001.

Interest expense decreased $1.2 million to $6.8 million in the third quarter of 2002 from $8.0 million in 2001 due primarily to lower effective interest rates on our debt, and, to a lesser extent, lower average debt balances in the third quarter of 2002. The average effective interest rate on all debt was 7.3% for the third quarter of 2002 compared to 8.3% in the third quarter of 2001.

The provision for income taxes for the third quarter of 2002 was derived using an estimated effective income tax rate for 2002 of 37.6%. This rate is higher than the Federal statutory tax rate of 35% due to state franchise taxes and non-deductible amortization of certain franchise rights. This rate is lower than our effective income tax rate for 2001 due to the elimination of the amortization of non-deductible goodwill under SFAS 142 effective January 1, 2002.

As a result of the foregoing, net income for the third quarter of 2002 increased to $3.2 million from $0.4 million in the third quarter of 2001.

Nine Months Ended September 30, 2002 Compared to Nine Months Ended September 30, 2001.

The following table sets forth, for the nine months ended September 30, 2002 and 2001, selected operating results as a percentage of restaurant sales:

	2002	2001
Restaurant sales:
Burger King	58.0%	57.7%
Pollo Tropical	15.2	14.9
Taco Cabana	26.8	27.4

	100.0	100.0
Costs and expenses:
Cost of sales	27.9	29.3
Restaurant wages and related expenses	29.7	29.2
Other restaurant expenses including advertising	23.8	23.9
General and administrative	5.7	5.4
Depreciation and amortization	6.0	6.5

Income from restaurant operations	6.9%	5.7%

Restaurant Sales

Total restaurant sales for the first nine months of 2002 increased $6.2 million to $497.7 million from $491.5 million in 2001. Burger King restaurant sales increased $5.2 million, or 1.8%, to $288.8 million in the first nine months of 2002 from $283.6 million in 2001. This increase was due to a sales increase at our comparable Burger King restaurants of 0.3% for the first nine months of 2002 and an increase of four average Burger King restaurants open in 2002. Pollo Tropical restaurant sales increased $2.2 million, or 3.0%, to $75.4 million in the first nine months 2002 due to the opening of seven additional restaurants since the end of the third quarter of 2001. Sales at our comparable Pollo Tropical restaurants in the first nine months of 2002, however, declined 5.0% due to the economic effects of declining tourism in our Florida markets since the September 11 tragedy. Taco Cabana restaurant sales decreased to $133.4 million in the first nine months of 2002 from $134.7 million in 2001. A sales increase at our comparable Taco Cabana restaurants of 1.2% in the first nine months of 2002 was offset by the closure of seven restaurants in the Phoenix, Arizona market, primarily in the first quarter of 2002.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS AND FINANCIAL CONDITION—(Continued)

Operating Costs and Expenses

Cost of sales (food and paper costs), as a percentage of total restaurant sales, decreased to 27.9% in the first nine months of 2002 from 29.3% in 2001. Burger King cost of sales, as a percentage of Burger King restaurant sales, decreased to 26.5% in the first nine months of 2002 from 28.6% in 2001. This decrease was due to significantly lower promotional sales discounts in the first nine months of 2002 compared to 2001, and to a lesser extent, the effects of menu price increases in 2001 and the slight reduction in size of the Burger King regular hamburger patty in the fourth quarter of 2001. Pollo Tropical cost of sales, as a percentage of Pollo Tropical restaurant sales, decreased to 30.7% in the first nine months of 2002 from 32.4% in 2001 due to lower chicken breast costs in 2002 and the effect of menu price increases at the beginning of 2002. Taco Cabana cost of sales, as a percentage of Taco Cabana restaurant sales, increased to 29.4% in the first nine months of 2002 from 29.1% in 2001 due to higher contracted beef costs and slightly higher promotional sales discounts in 2002, none of which were offset by menu price increases in 2002.

Restaurant wages and related expenses, as a percentage of total restaurant sales, increased to 29.7% in the first nine months of 2002 from 29.2% in 2001. Burger King restaurant wages and related expenses, as a percentage of Burger King restaurant sales, increased to 31.2% in the first nine months of 2002 from 30.8% in 2001 due to higher state unemployment tax rates and higher restaurant level incentives in 2002, offset in part by menu price increases in 2001. Pollo Tropical restaurant wages and related expenses, as a percentage of Pollo Tropical restaurant sales, increased to 25.7% in the first nine months of 2002 from 24.0% in 2001 due to the effect of lower sales volumes on fixed labor costs and higher workers compensation and medical insurance costs. Taco Cabana restaurant wages and related expenses, as a percentage of Taco Cabana restaurant sales, increased slightly to 28.7% in the first nine months of 2002 from 28.6% in 2001 due primarily to labor rate increases.

Other restaurant operating expenses (which includes advertising) as a percentage of total restaurant sales, decreased slightly to 23.8% in the first nine months of 2002 from 23.9% in 2001. Burger King other restaurant operating expenses, as a percentage of Burger King restaurant sales, decreased slightly to 25.4% in the first nine months of 2002 from 25.5% in 2001 due to lower utility costs partially offset by an increase in local advertising expenditures. Pollo Tropical other restaurant operating expenses, as a percentage of Pollo Tropical restaurant sales, increased to 19.6% in the first nine months of 2002 from 18.6% in 2001. This increase was due to the effect of lower comparable restaurant sales volumes in 2002 on fixed costs, higher maintenance expenses related to enhancing our restaurants in 2002 and an insurance gain of $0.4 million in 2001, partially offset by lower utility costs in 2002. Taco Cabana other restaurant operating expenses, as a percentage of Taco Cabana restaurant sales, decreased to 22.7% in the first nine months of 2002 from 23.3% in 2001 due primarily to lower utility costs in 2002 and lower advertising costs due to the timing of promotions.

General and administrative expenses, increased $1.8 million in the first nine months of 2002 compared to 2001 due primarily to higher administrative bonus levels in 2002. As a percentage of total restaurant sales, general and administrative expenses increased to 5.7% in the first nine months of 2002 from 5.5% in 2001.

Earnings before interest, taxes and depreciation and amortization (“EBITDA”) increased 6.4% to $65.4 million in the first nine months of 2002 from $61.5 million in 2001. As a percentage of total revenues, EBITDA margins increased to 13.1% in the first nine months of 2002 compared to 12.5% in 2001 as a result of the factors discussed above.

Depreciation and amortization decreased $2.3 million in the first nine months of 2002 compared to 2001 due to the elimination of goodwill amortization under SFAS 142 beginning January 1, 2002. Goodwill amortization was $3.7 million in the first nine months of 2001. This decrease was partially offset by additional depreciation from our capital expenditures of $53.1 million since the end of the third quarter of 2001.

Interest expense decreased $4.8 million to $20.8 million in the first nine months of 2002 from $25.6 million in 2001 due primarily to lower effective interest rates on our debt, and, to a lesser extent, lower average debt balances in 2002. The average effective interest rate on all debt was 7.3% for the first nine months of 2002 compared to 8.8% in the first nine months of 2001.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS AND FINANCIAL CONDITION—(Continued)

The provision for income taxes for the first nine months of 2002 was derived using an estimated effective income tax rate for 2002 of 37.6%. This rate is higher than the Federal statutory tax rate of 35% due to state franchise taxes and non-deductible amortization of certain franchise rights. This rate is lower than our effective income tax rate for 2001 due to the elimination of the amortization of non-deductible goodwill under SFAS 142 effective January 1, 2002.

As a result of the foregoing, net income increased $8.5 million to $9.2 million for the first nine months of 2002 from $0.7 million in 2001.

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

Our operations in the first nine months of 2002 generated approximately $46.3 million in cash, compared with $33.4 million in the first nine months of 2001.

In the first nine months of 2002 we sold five fee owned properties for $5.1 million in sale/leaseback transactions and used the proceeds from these sales to reduce debt.

Our capital expenditures are a major investment of cash, and excluding acquisitions, totaled $39.0 million and $33.5 million in the first nine months of 2002 and 2001, respectively. Expenditures for new restaurant development were $19.2 million and $13.8 million in the first nine months of 2002 and 2001, respectively. Our capital expenditures also include remodeling costs and capital maintenance projects for the ongoing reinvestment and enhancement of our restaurants and totaled $18.7 million and $18.0 million in the first nine months of 2002 and 2001, respectively.

In 2002, we anticipate total capital expenditures of approximately $55 million to $60 million, including approximately $26 million to $28 million for the construction of new restaurants and related real estate applicable to our three restaurant concepts as follows: $8 million to $9 million for Burger King, $11 million to $12 million for Taco Cabana and $7 million for Pollo Tropical. Also included in anticipated 2002 capital expenditures is approximately $11 million to $12 million for remodeling existing Burger King restaurants and approximately $3 million to $4 million for expenditures related to Burger King transformation initiatives, which include new signage and drive-thru and kitchen improvements. Other anticipated 2002 capital expenditures for ongoing reinvestment in our restaurants total approximately $12 million to $13 million; with approximately $4 million applicable to our Burger King restaurants, $2 million to $3 million for Pollo Tropical and $6 million for Taco Cabana, which includes $3.5 million to $4 million for the remodeling of our Taco Cabana restaurants in Austin, Texas including the installation of additional grills related to the introduction of grilled chicken.

At September 30, 2002, we had total indebtedness of $361.6 million comprised of $170.0 million of unsecured 9.5% Senior Subordinated Notes due 2008, total borrowings under our senior credit facility of $187.6 million and other debt of $4.0 million. Our senior credit facility provides for a $70 million term loan A facility, an $80 million term loan B facility and a $100 million

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS AND FINANCIAL CONDITION—(Continued)

revolving credit facility. At September 30, 2002, $136.6 was outstanding under the term loan A and B facilities and $41.8 million was available for borrowings under our revolving credit facility, after reserving $7.2 million for letters of credit guaranteed by the facility.

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

ITEM 3—QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

There were no material changes from the information presented in Item 7A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2001 with respect to the Company’s market risk sensitive instruments.

ITEM 4—CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Exchange Act, within the 90 days prior to the filing date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective. There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls, nor any significant deficiencies or material weaknesses in such controls requiring corrective actions, subsequent to the date of their evaluation.

PART II—OTHER INFORMATION

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

Exhibit No.

10.29	Carrols Corporation Retirement Savings Plan dated July 1, 2002.

10.30	Addendum incorporating EGTRRA Compliance Amendment to Carrols Corporation Retirement Savings Plan dated September 12, 2002.

99.1	Certificate Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated November 13, 2002 by Alan Vituli.

99.2	Certificate Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated November 13, 2002 by Paul R. Flanders.

b. There were no reports on Form 8-K filed during the reported quarter.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CARROLS CORPORATION
968 James Street
Syracuse, New York 13203
(Registrant)

Date: November 13, 2002	/S/ ALAN VITULI (Signature)

Alan Vituli Chairman and Chief Executive Officer

Date: November 13, 2002	/S/ PAUL R. FLANDERS (Signature)

Paul R. Flanders Vice President—Finance (Chief Financial Officer)

CERTIFICATIONS

I, Alan Vituli, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Carrols Corporation;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.
The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002	/S/ ALAN VITULI

Alan Vituli Chairman and Chief Executive Officer

CERTIFICATIONS

I, Paul R. Flanders, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Carrols Corporation;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.
The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002	/S/ PAUL R. FLANDERS

Paul R. Flanders Vice President—Finance (Chief Financial Officer)