Form 10-K
period 2002-12-31
CARROLS CORP
filed 2003-03-31
CIK 17927

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For Fiscal Year Ended December 31, 2002

Commission File Number: 0-25629

CARROLS CORPORATION

(Exact name of Registrant as specified in its charter)

Delaware	16-0958146
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

968 James Street Syracuse, New York (Address of principal executive office)	13203 (Zip Code)

Registrant’s telephone number, including area code: (315) 424-0513

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

9 ½% SENIOR SUBORDINATED NOTES DUE 2008

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act)  Yes  ☐  No  ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant: No voting stock is held by non-affiliates.

The number of shares of the registrant’s common stock outstanding as of March 26, 2003 is 10.

The Company uses a 52-53 week fiscal year ending on the Sunday closest to December 31. All references herein to the fiscal years ended December 31, 2000, December 30, 2001 and December 29, 2002 will hereinafter be referred to as the fiscal years ended December 31, 2000, 2001 and 2002, respectively.

PART I

This 2002 Annual Report on Form 10-K contains statements which constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Those statements include statements regarding the intent, belief or current expectations of the Company and its management team. Investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements. Such risks and uncertainties include, among other things, competitive conditions, economic and regulatory factors, general economic conditions, fluctuations in commodity prices, availability of restaurant supply and distribution of product, liquidity of major distributors, labor and employee benefit costs, the outcome of pending or yet-to-be instituted legal proceedings, the ability of the Company to manage its growth and successfully implement its business strategy, the availability and terms of necessary or desirable financing or refinancing and other risks and uncertainties that are discussed herein.

ITEM 1.    BUSINESS

Overview

Who We Are

We are one of the largest restaurant companies in the U.S. operating 529 restaurants in 16 states as of December 31, 2002. We are the largest Burger King® franchisee in the world and have operated Burger King restaurants since 1976. At December 31, 2002 we operated 355 Burger King restaurants located in 13 Northeastern, Midwestern and Southeastern states. Our Burger King restaurant sales were $380.1 million in 2002, or 58% of total sales.

We have expanded and diversified our operations during the past five years with the acquisition of two regional Hispanic restaurant chains. Our Hispanic restaurant brands, which include Taco Cabana and Pollo Tropical, collectively operate or franchise more than 200 restaurants. In 1998 we acquired Pollo Tropical Inc., a restaurant chain featuring grilled marinated chicken and authentic “made from scratch” side dishes, for a cash purchase price of approximately $95 million. Since the acquisition we have expanded this concept by over 60% by opening 22 new Pollo Tropical restaurants. At December 31, 2002 we operated 58 company owned Pollo Tropical restaurants in Florida and franchised 24 Pollo Tropical restaurants, 19 of which are in Puerto Rico. Total Pollo Tropical revenues from Company operated restaurants were $100.4 million in 2002.

In December 2000 we acquired Taco Cabana Inc., a restaurant chain featuring Mexican style food including flame-grilled beef and chicken fajitas, quesadillas, and fresh flour tortillas, for a total purchase price of approximately $155 million. At December 31, 2002 we operated 116 company owned Taco Cabana restaurants located in Texas and Oklahoma and franchised ten Taco Cabana restaurants. Since the acquisition we have opened 13 new Taco Cabana restaurants and have closed twelve restaurants, including seven restaurants in the Phoenix, Arizona market. Total Taco Cabana revenues from Company operated restaurants were $175.0 million in 2002.

Due primarily to our Hispanic restaurant acquisitions as well as the construction of new restaurants over the past five years, our total revenues have increased 57.7% from $416.6 million in 1998 to $657.0 million in 2002. During this time frame our total EBITDA (earnings before interest, income taxes, depreciation, amortization and other income and expense) has increased 88% from $45.4 million in 1998 to $85.4 million in 2002.

The Industry

We operate restaurants in the quick-service restaurant industry, which includes hamburgers, pizza, chicken, various types of sandwiches, Mexican and other ethnic foods. Our Burger King restaurants operate in the hamburger segment of this industry. Our Hispanic brands, Taco Cabana and Pollo Tropical, are part of the quick-casual segment, which combines the convenience of quick-serve restaurants with the menu variety, use of fresh ingredients and food quality of casual dining.

The National Restaurant Association estimates that sales at quick-service restaurants will approximate $130.1 billion in 2002. According to Technomic Information Services, sales in this segment grew at a compound rate of 4.7% between 1996 and 2001 and are projected to increase at a compound rate of 4.6% between 2001 and 2006 including an increase of 3.5% in the hamburger segment. This growth reflects consumers’ desire for a convenient, reasonably priced restaurant experience. In addition, consumer need for meals prepared outside of the home, including takeout, has increased significantly over the past several years as a result of the greater numbers of working women and single parent families.

Our Hispanic brands are affected by additional factors including the growing U.S. Hispanic population and increasing consumer demand for variety and ethnic foods. According to the U.S. Census Bureau, growth of the Hispanic population is projected to outpace overall population growth and increase from 11.8% of the total population in 2000 to 18.2% by 2025.

Burger King

Burger King Corporation “BKC” is the second largest quick-service hamburger restaurant chain in the world. At June 30, 2002 there were approximately 11,400 total restaurants in 56 countries worldwide, including approximately 8,200 throughout the United States. Burger King restaurants are quick-service restaurants of distinctive design that feature flame-broiled hamburgers and serve several widely known, trademarked products, the most popular being the WHOPPER® sandwich.

We believe that the primary competitive advantages of Burger King restaurants are:

•	brand recognition;

•	convenience of location;

•	speed of service;

•	quality; and

•	price.

Pollo Tropical

We operate and franchise Pollo Tropical quick-casual restaurants featuring fresh grilled chicken marinated in a proprietary blend of tropical fruit juices and spices and authentic “made from scratch” side dishes. The menu emphasizes freshness and quality with a focus on flavorful chicken served “hot off the grill.” Pollo Tropical restaurants combine high quality, distinctive menu items and an inviting tropical setting with the convenience and value of quick-service restaurants.

Pollo Tropical opened its first company-owned restaurant in 1988 in Miami and its first international franchised restaurant in 1995 in Puerto Rico. As of December 31, 2002, we owned and operated 58 restaurants all located in south and central Florida under the trade names Pollo Tropical (South Florida) and TropiGrill (Central Florida). We also franchised 24 Pollo Tropical restaurants, 19 of which are located in Puerto Rico, three in Ecuador and one location each in Aruba and Miami. For the year ended December 31, 2002, Pollo Tropical’s average restaurant sales were approximately $1.81 million, which we believe is among the highest in the quick-service restaurant industry.

Taco Cabana

Our Taco Cabana restaurants feature fresh, premium quality Tex-Mex and traditional Mexican style food. Menu items include flame-grilled beef and chicken fajitas, quesadillas, traditional Mexican and American breakfasts, other Tex-Mex dishes and fresh-made flour tortillas. Many of Taco Cabana’s menu items are “sharing” foods designed for families and large groups. Unlike many of its competitors, most menu items are made fresh daily in each of our Taco Cabana restaurants. Taco Cabana restaurants also offer a variety of beverage choices including margaritas and beer.

Taco Cabana pioneered the Mexican patio café concept with its first restaurant in San Antonio, Texas in 1978 and of the 116 restaurants we operated at December 31, 2002, 109 are located in Texas. For the year ended December 31, 2002, Taco Cabana’s average restaurant sales were approximately $1,536,000.

Our acquisitions of Taco Cabana and Pollo Tropical have allowed us to:

•	increase our opportunities to build additional restaurants;

•	expand our geographic presence into areas with high population growth;

•	diversify our revenue base;

•	enhance our overall operating margins and cash flow; and

•	capitalize on the significant growth of the Hispanic population in the United States.

Competitive Strengths

We attribute our success in the quick-service restaurant industry to the following competitive strengths:

Largest Burger King Franchisee—We are the largest Burger King franchisee in the world. We believe that our leadership position, together with our experienced management team, effective management information systems, and an extensive infrastructure enable us to enhance restaurant margins and overall performance and allow us to operate more efficiently than most other Burger King franchisees. These strengths also enable us to continue to develop new restaurants and evaluate attractive opportunities to acquire additional Burger King restaurants.

Strong Brand Names—We believe all of our restaurant concepts are highly recognized brands in their market areas.

Burger King—Since the formation of BKC in 1954, the Burger King brand has become one of the most recognized brands in the restaurant industry. BKC spends between 4% and 5% of total system sales on advertising per year (approximately $2.3 billion over the past five years) to sustain and increase this high brand awareness. Strong brand recognition, coupled with the quality and value of the food and convenience of its restaurants, has provided growth for the Burger King system.

Our Hispanic Brands—Pollo Tropical is one of the most highly recognized quick-service restaurant brands in its core markets of south and central Florida. Taco Cabana is also a highly recognized brand particularly in its Texas core markets. Of the 116 Taco Cabana restaurants we currently operate, a total of 104 restaurants are concentrated in four major markets: San Antonio, Houston, Dallas/Fort Worth and Austin. We believe that the following factors have led to the success of both of these concepts:

•	strong brand awareness in their respective core markets;

•	high quality, freshly prepared food;

•	high frequency of visits and loyalty among their core customers; and

•	strategic positioning of the menu to capitalize on the growing consumer preference for variety including ethnic foods.

Stable Cash Flows—We believe that the stability of our operating cash flow is due to the proven success of our restaurant concepts and our consistent focus on restaurant operations. Over the past five years, our restaurant level EBITDA (EBITDA before general and administrative expenses) margins for our Burger King restaurants ranged between 14.5% and 16.5% and averaged 15.9%. Over the same period, restaurant level EBITDA margins for our Pollo Tropical restaurants have ranged between 23.8% and 26.7% and averaged 25.4%. For 2001 and 2002 the restaurant level EBITDA margin for our Taco Cabana restaurants averaged 19.0%. Aggregate cash flow from total Company operations has increased from $23.3 million in 1998 to $54.2 million in 2002. We believe that the stability and diversification of our cash flows provide us with adequate liquidity to meet our cash flow requirements and to achieve additional growth.

Diversified Locations and Restaurant Concepts—Our Burger King restaurants are geographically dispersed over 13 states in the Northeast, Southeast and Great Lakes regions. Our acquisitions of Pollo Tropical with its restaurants in Florida, the Caribbean and South America and Taco Cabana with its restaurants in Texas and Oklahoma have further expanded our geographic presence. We believe that multiple concepts operating in diverse geographic areas enable us to capitalize on regions that have rapidly growing populations and to further reduce our dependence on the economic performance of any one particular region or restaurant concept.

Experienced Management Team with a Significant Equity Stake—Our senior management team, headed by Chairman and Chief Executive Officer Alan Vituli and President and Chief Operating Officer Daniel T. Accordino, has a long and successful history of developing, acquiring and operating quick-service restaurants. Under their leadership and direction, we have become the largest Burger King franchisee in the world and successfully acquired and integrated two Hispanic brands. Mr. Accordino oversees all Company operations. Our management team owns (on a diluted basis) approximately 16% of Carrols Holdings Corporation (Carrols Holdings), which owns 100% of our stock.

Business Strategy

Our business strategy is to continue to increase revenues and cash flow through the construction of new restaurants, selective acquisitions and to increase operating efficiencies. Based on our historical performance, we believe that this business strategy represents a low-risk growth plan. Our strategy is based on the following components:

Leverage Brand Names—We realize significant benefits as a Burger King franchisee and owner of the Pollo Tropical and Taco Cabana restaurant concepts. These benefits are the result of the following:

•	widespread recognition of the Burger King brand;

•	the size and penetration of BKC’s advertising;

•	strong recognition of the Pollo Tropical and Taco Cabana brands in their core markets; and

•	ability to manage brand awareness and product development for our Hispanic brands.

We believe that all three of our brands provide opportunities to expand our restaurant operations both within and outside our existing geographic markets.

Develop Additional Restaurants in Existing Markets—We believe that many of our existing markets will continue to provide opportunities for the development of new restaurants. We look to develop restaurants in those of our markets that we believe are underpenetrated and where the demographic characteristics are favorable for the development of new restaurants. Our own staffs of real estate and construction professionals conduct our new restaurant development. Before developing a new restaurant, we conduct an extensive site selection and evaluation process that includes in-depth demographic, market and financial analysis. By selectively increasing the number of restaurants we operate in a particular market, we can increase brand awareness and effectively leverage our restaurant management oversight, corporate infrastructure and local marketing expenditures.

Achieve Operating Efficiencies—We maintain a disciplined commitment to increasing the profitability of our existing restaurants. Our large base of restaurants, management structure and management information systems enable us to optimize operating efficiencies for our restaurants. We are able to control restaurant labor and food costs through the use of our sophisticated management information and point-of-sale systems as well as more effectively manage our restaurant operations and ensure consistent application of operating controls. Our size enables us to realize benefits from improved bargaining power for purchasing and cost management initiatives. We believe these factors provide the basis for increased unit and Company profitability.

Consistently Provide Superior Customer Satisfaction—Our operations are focused on achieving a high level of customer satisfaction through quick, accurate and high-quality customer service. We have uniform operating standards and specifications for each of our brands relating to the following:

•	quality;

•	preparation and selection of menu items;

•	maintenance and cleanliness; and

•	employee conduct.

We closely supervise the operation of all of our restaurants to help ensure that standards and policies are followed and that product quality, customer service and cleanliness of the restaurants are maintained at high levels.

Selectively Acquire Burger King Restaurants—The Burger King franchise system is highly fragmented in the U.S., with approximately 7,600 Burger King restaurants being operated by approximately 1,600 franchisees at June 30, 2002. We believe that opportunities for selective acquisitions will continue in both existing and new geographic markets as franchisees seek liquidity through the sale of their restaurants. As the largest Burger King franchisee with a demonstrated ability to effectively integrate acquisitions, we believe that we are better positioned to capitalize on potential acquisitions than most other Burger King franchisees. We also believe that the acquisition of additional Burger King restaurants could result in operating efficiencies from our proven abilities to improve controls over restaurant food costs, efficiently utilize labor, and achieve increased economies of scale by leveraging our infrastructure and control systems.

Overview of Restaurant Concepts

Burger King Restaurants

“Have It Your Way”® service, flame broiling, generous portions and competitive prices characterize the Burger King system marketing strategy. Burger King restaurants feature flame-broiled hamburgers, the most popular of which is the WHOPPER® sandwich. The WHOPPER is a large, flame-broiled hamburger on a toasted bun garnished with a combination of mayonnaise, lettuce, onions, pickles and tomatoes. The basic menu of all Burger King restaurants consists of hamburgers, cheeseburgers, chicken and fish sandwiches, breakfast items, french fried potatoes, onion rings, salads, shakes, desserts, soft drinks, milk and coffee. In addition, promotional menu items are introduced periodically for limited periods. BKC continually seeks to develop new products as it endeavors to enhance the menu and service of Burger King restaurants.

Our Burger King restaurants are typically open seven days per week with minimum operating hours from 6:00 AM to 11:00 PM. Burger King restaurants are quick-service restaurants of distinctive design and are generally located in high-traffic areas throughout the U.S. We believe that the primary competitive advantages of Burger King restaurants are:

•	brand recognition;

•	convenience of location;

•	speed of service;

•	quality; and

•	price.

Burger King restaurants appeal to a broad spectrum of consumers, with multiple day-part meal segments that appeal to different groups of consumers.

Our Burger King restaurants consist of one of several building types with various seating capacities. BKC’s traditional freestanding restaurant contains approximately 2,800 to 3,200 square feet with seating capacity for 90 to 100 customers, has drive-thru service windows, and has adjacent parking areas. At December 31, 2002, 343 of our 355 Burger King restaurants were freestanding.

Pollo Tropical Restaurants

Pollo Tropical restaurants combine high quality, distinctive taste and an inviting tropical setting with the convenience and value pricing of quick-service restaurants. Pollo Tropical restaurants offer a unique selection of food items reflecting tropical and Caribbean influences and feature grilled fresh chicken marinated in a proprietary blend of tropical fruit juices and spices. Chicken is grilled in view of customers on large, custom, open-flame grills. Over time Pollo Tropical has broadened its selection by introducing additional menu items such as roast pork, a line of “TropiChops®” (a bowl containing rice, black beans, chicken or pork) and grilled ribs that feature a selection of barbeque sauces. We also feature an array of distinctive and popular side dishes, including black beans and rice, yucatan fries and sweet plantains, as well as more traditional menu items such as french fries, corn and tossed and caesar salads. We also offer freshly prepared tropical desserts, such as flan and tres leches.

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

Our Pollo Tropical restaurants typically provide seating for 80 to 100 customers and provide drive-thru service. All of our Pollo Tropical restaurants are free-standing buildings except for four locations contained within strip shopping centers and one street-level storefront location in an office building. Our typical freestanding Pollo Tropical restaurant ranges between 2,800 and 3,200 square feet in size.

Taco Cabana

Taco Cabana restaurants combine generous portions of fresh, premium quality Tex-Mex and traditional Mexican style food with the convenience and value pricing of quick-service restaurants. The restaurants provide interior, semi-enclosed and patio dining areas with a festive Mexican theme. Menu items include flame-grilled beef and chicken fajitas served on sizzling iron skillets, quesadillas, traditional Mexican and American breakfasts, other Tex-Mex dishes and fresh, hot flour tortillas. The menu items offered at our Taco Cabana restaurants are prepared at that restaurant from fresh meat and produce ingredients delivered by suppliers to most restaurants three times each week. Taco Cabana is committed to differentiating itself from other quick service competitors by utilizing fresh, high quality ingredients as well as the preparation of most items “from scratch”. In order to simplify operations and provide a more consistent product, Taco Cabana also uses a number of pre-prepared items.

Taco Cabana restaurants average approximately 3,200 square feet (exclusive of the exterior dining area) and provide seating for approximately 80 customers, with additional outside patio seating for approximately 50 customers. Taco Cabana restaurants are typically distinctive in appearance, conveying a Mexican theme and permitting easy identification by passing motorists. Substantially all of Taco Cabana’s restaurants have been converted or re-imaged over the past five years. Our Taco Cabana restaurants feature rounded fronts, as well as Southwest accents such as a clay tile roof, heavy wood beams and a trellis that shades the patio area, and the use of bright colors outside and inside, including colored tiles, doors, windows and awnings. Corrugated metal wall panels, aged wood finishes and distressed stainless steel counter tops are featured inside.

Taco Cabana’s interior restaurant design features display cooking that enables customers to observe fresh fajitas cooking on a grill, a machine making fresh, hot flour tortillas and the preparation of other food items. Upon entry, the customer places an order selected from an overhead menu board, proceeds down a service line to where the order is picked up, and then passes a Salsa Bar en route to the dining area. The distinctive Salsa Bar offers Taco Cabana customers freshly prepared, authentic Tex-Mex ingredients such as Salsa de Fuego (made with charred peppers and tomatoes), pico de gallo and salsa (all “made from scratch” throughout the day at each restaurant), cilantro, pickled jalapeno slices, crisp chopped onions and fresh sliced limes. Depending on the season, time of day and personal preference, our customers can choose to dine in the restaurant’s brightly colored and festive interior dining area or in either the semi-enclosed or outdoor patio areas.

Our Taco Cabana restaurants provide the convenience of drive-thru windows as well as the ability for customers to dine-in or take-out, as they choose. A majority of our Taco Cabana restaurants are open 24 hours a day. Our hours of operation are continually evaluated for economic viability on a market and individual restaurant basis.

Restaurant Economics

Burger King Restaurants

For the year ended December 31, 2002, our Burger King restaurants generated average sales of $1,068,000 and average restaurant level EBITDA of $176,000. Drive-thru sales contributed 60.5% of all restaurant sales. In all but 15 locations, which are primarily in malls, our Burger King restaurants have a drive-thru window. Percentages of total sales by day part were as follows for the year ended December 31, 2002:

Breakfast	14.3%
Lunch	33.4%
Dinner	27.1%
Late Afternoon & Late Night Snacks	Remainder

The average sales transaction was $4.46 in 2002.

The cost of the franchise fee, equipment, seating, signage and other interior costs of a standard new Burger King restaurant is approximately $385,000 (excluding the cost of the land, building, and site improvements). The cost of land generally ranges from $400,000 to $525,000. The cost of building and site improvements generally ranges from $550,000 to $625,000. We typically lease the real estate associated with our Burger King restaurants.

Pollo Tropical Restaurants

For the year ended December 31, 2002, our Pollo Tropical restaurants generated average sales of $1,807,000 and average restaurant level EBITDA of $430,000. Pollo Tropical restaurant sales are well balanced by method of service and by day part. For 2002, drive-thru sales contributed 40.3% of restaurant sales and take-out sales accounted for 20.6% of total sales. Percentages of total sales by day part are as follows:

Lunch	46.7%
Dinner	53.3%

The average sales transaction was $8.11 in 2002.

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

Taco Cabana Restaurants

For the year ended December 31, 2002, our Taco Cabana restaurants generated average restaurant sales of $1,536,000 and average restaurant level EBITDA of $300,000. Drive-thru sales contributed 45.6% of all restaurant sales.

The majority of our Taco Cabana restaurants are open 24 hours a day. Sales at the restaurants are balanced by day part. Percentages of total sales by day part are as follows:

Breakfast	15.8%
Lunch	22.4%
Dinner	24.5%
Late Night (9pm to 12am)	15.0%
Other (2pm to 5pm and 12am to 6am)	Remainder

The average sales transaction was $6.65 in 2002.

The cost of equipment, seating, signage and other interior costs of a standard new Taco Cabana restaurant total approximately $410,000 (excluding the cost of the land, building and site improvements). The cost of the land generally ranges from $600,000 to $750,000. The cost of building and site improvements generally ranges from $700,000 to $850,000. We will typically lease the real estate associated with our Taco Cabana restaurants.

Restaurant Locations

The following table sets forth the locations of the 355 Burger King restaurants we operated at December 31, 2002:

State	Total Restaurants
Connecticut	1
Indiana	5
Kentucky	10
Maine	5
Massachusetts	2
Michigan	27
New Jersey	2
New York	147
North Carolina	40
Ohio	82
Pennsylvania	12
South Carolina	21
Vermont	1

Total	355

As of December 31, 2002, we owned and operated 58 Pollo Tropical restaurants, all located in Florida. In addition, of our 24 franchised Pollo Tropical restaurants, 19 are located in Puerto Rico, three are located in Ecuador and Aruba and Miami each have one location.

As of December 31, 2002, we owned and operated 116 Taco Cabana restaurants and franchised 10 Taco Cabana restaurants located in the following states:

	Owned	Franchised	Total
Texas	109	6	115
Oklahoma	7	—	7
New Mexico	—	2	2
Georgia	—	1	1
Indiana	—	1	1

Total	116	10	126

Operations

Management Structure

We conduct substantially all of our executive management, finance, marketing and operations support functions from our corporate headquarters in Syracuse, New York, our Pollo Tropical headquarters in Miami, Florida or our Taco Cabana headquarters in San Antonio, Texas. Our Burger King operations are overseen by four Regional Vice Presidents with an average of 28 years of restaurant industry experience. Fifty district supervisors that have an average of 18 years of restaurant management experience in the Burger King system support the Regional Vice presidents. The management structure for Pollo Tropical consists of a President, who has over 20 years experience in the restaurant industry, and a Vice President of Operations supported by seven district supervisors. The management structure of Taco Cabana consists of an Executive Vice President of Operations, who has over 25 years of restaurant experience, and two Regional Vice Presidents supported by 15 district supervisors.

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

Training

We maintain a comprehensive training and development program for all of our personnel and provide both classroom and in-restaurant training for our salaried and hourly personnel. The program emphasizes system-wide operating procedures, food preparation methods and customer service standards for each of the concepts. In addition, BKC’s training and development programs are also available to us.

Management Information Systems

We believe that our management information systems, which are more sophisticated than systems typically utilized by smaller Burger King franchisees and other small quick-service restaurant operators, provide us with the ability to more efficiently manage our restaurants and to ensure consistent application of operating controls throughout our three concepts. Our size also affords us the ability to maintain an in-house staff of information and restaurant systems professionals dedicated to continuously enhancing our systems. In addition, these capabilities allow us to integrate newly developed or acquired restaurants and to leverage our investments in information technology over a large base of restaurants.

Our restaurants generally employ touch-screen point-of-sale (POS) systems that are designed to facilitate accuracy and speed of order taking. These systems are user-friendly, require limited cashier training and improve speed-of-service through the use of conversational order-taking techniques. The POS systems are integrated with PC-based applications at the restaurant that are designed to facilitate financial and management control of our restaurant operations.

Our restaurant systems provide daily tracking and reporting of traffic counts, menu item sales, labor and food data, and other key operating information for each restaurant. We electronically communicate with our restaurants on a daily basis enabling us to collect this information for use in our corporate management systems. Our Corporate and divisional administrative headquarters house client/server-based systems that support all of our accounting, operating and reporting systems. We also operate a 24-hour, 7-day help desk at our corporate headquarters that enables us to provide systems and operational support to our restaurant operations as required. Among other things, our restaurant information systems provide us with the ability to:

•	monitor labor utilization and sales trends on a real-time basis at each restaurant enabling the store manager to effectively manage to established labor standards on a timely basis;

•	minimize shrinkage using restaurant-level inventory management and centralized standard costing systems;

•	analyze sales and product mix data to help restaurant management personnel forecast production levels;

•	monitor day-part drive-thru speed of service at each of our restaurants;

•	systematically communicate human resource and payroll data to our administrative offices for efficient centralized management of labor costing and payroll processing;

•	employ centralized control over price, menu and inventory management activities at the restaurant utilizing the remote access capabilities of our systems;

•	take advantage of electronic commerce including our ability to place orders with suppliers and to integrate detailed invoice, receiving and product data with our inventory and accounting systems; and

•	provide analyses, reporting and tools to enable all levels of management to review a wide-range of financial and operating data.

Information from our systems is available daily to the restaurant manager, who is expected to react quickly to trends or situations in his or her restaurant. Our district supervisors also receive daily information for all restaurants under their control and have access to key operating data on a remote basis using our corporate intranet and laptop computers. Management personnel at all levels, from the restaurant manager through senior management, monitor key restaurant performance indicators.

Site Selection

We believe that the location of our restaurants is a critical component of each restaurant’s success. We evaluate potential new development sites on many critical criteria including accessibility, visibility, costs, surrounding traffic patterns, competition and demographic characteristics. Our senior management determines the acceptability of all acquisition prospects and new development sites, based upon analyses prepared by our real estate professionals and operations personnel.

Burger King Franchise Agreements

Each of our Burger King restaurants operates under a separate franchise agreement with Burger King Corporation. Our franchise agreements with BKC require, among other things, that all restaurants be of standardized design and be operated in a prescribed manner, including utilization of the standard Burger King menu. Our franchise agreements with BKC generally provide for an initial term of 20 years and currently have an initial fee of $50,000. BKC may grant a successor franchise agreement (renewal) for an additional 20-year term, provided the restaurant meets the then-current BKC operating standards. The successor BKC franchise agreement fee is currently $50,000. Our franchise agreements with BKC are non-cancelable except for failure to abide by their terms. We are not in default under our franchise agreements with BKC.

In order to obtain a successor franchise agreement with BKC, a franchisee is typically required to make capital improvements to the restaurant to bring it up to BKC’s then-current design standards. The required capital improvements will vary widely depending upon the magnitude of the required changes and the degree to which we have made interim changes to the restaurant. We have one franchise agreement expiring in 2003, seven agreements expiring in 2004 and 26 franchise agreements expiring in 2005.

We believe that we will be able to satisfy BKC’s normal successor franchise agreement policies. Accordingly, we believe that successor franchise agreements with BKC will be granted on a timely basis by BKC at the expiration of our existing franchise agreements with BKC. Historically, BKC has granted all of our requests for successor franchise agreements. We cannot assure you, however, that BKC will continue to grant each of our requests for successor franchise agreements.

In addition to the initial franchise fee, we generally pay a monthly royalty of 3 1/2% of the gross revenues from our Burger King restaurants to BKC on our existing restaurants. We also contribute a minimum of 4% of restaurant sales from our Burger King restaurants to fund BKC’s national and regional advertising. BKC engages in substantial national and regional advertising and promotional activities and other efforts to maintain and enhance the Burger King brand. We supplement BKC’s marketing with local advertising and promotional campaigns. See “Business—Advertising and Promotion.”

Our franchise agreements with BKC do not give us exclusive rights to operate a Burger King restaurant in any defined territory. Although we believe that BKC generally seeks to ensure that newly granted franchises do not materially adversely affect the operations of existing Burger King restaurants, there is no assurance that a franchise given by BKC to a third party will not adversely affect any single Burger King restaurant that we operate.

We are required to obtain BKC’s consent before we acquire or develop new Burger King restaurants. BKC also has the right of first refusal to purchase any Burger King restaurant that is being offered for sale by a franchisee. To date, BKC has approved all of our acquisitions of Burger King restaurants, except for two instances when it exercised its right of first refusal.

Franchise Fee Changes and Early Successor Program

On July 1, 2000, BKC increased its royalty and franchise fees for most new restaurants. The franchise fee for new restaurants increased from $40,000 to $50,000 for a 20-year agreement and the royalty rate increased from 3 1/2% of sales to 4 1/2% of sales, after a transitional period. For franchise agreements entered into during the transitional period, the royalty rate is 4% of sales for the first 10 years and 4 1/2% of sales for the balance of the term.

For new restaurants, the transitional period is from July 1, 2000 through June 30, 2003. As of July 1, 2003, the royalty rate will become 4 1/2% of sales for the full term of new restaurant franchise agreements. As of July 1, 2001, existing restaurants that renew their franchise agreements will pay a royalty of 4 1/2% of sales for the full term of the renewed agreement. The advertising contribution remained at 4% of sales. The royalty rates for existing franchise agreements are not affected by these changes until the time of renewal.

BKC offered a voluntary program to encourage franchisees to accelerate the renewal of their franchise agreements. Franchisees that elected to participate in the Early Successor Incentive Program were required to make capital improvements in their restaurants to bring them up to BKC’s current design image. Franchise agreements entered into under this program contain special provisions regarding the royalty rates including a reduction in the royalty for a period of time.

For commitments made prior to July 1, 2000 to renew franchise agreements under BKC’s Fiscal 2000 early successor program, the renewal franchise fee remained at $40,000. The royalty rate under this program remained at 3½% through March 31, 2002, at which time it was reduced to 2 3/4% for the following five-year period. The royalty rate reverts back to 3 1/2% effective April 1, 2007 for the remainder of any of the initial franchise term, and then increases to 4 1/2% for the balance of the new agreement.

For commitments made between July 1, 2000 and June 30, 2001 to renew franchise agreements under BKC’s Fiscal 2001 early successor program, the renewal franchise fee increased to $50,000. The royalty rate remained at 3 1/2% through September 30, 2002, at which time it was reduced to 3% for a three-year period. The royalty rate reverts back to 3 1/2% effective October 1, 2005 for the remainder of any of the initial franchise term, and then increases to 4 1/2% for the balance of the new agreement.

After evaluating the applicable royalty reductions and the acceleration of the required capital improvements, we elected to renew 48 franchise agreements under BKC’s early successor programs. The Company’s capital expenditures related to these renewals were substantially complete at December 31, 2002. Burger King royalties, as a percentage of restaurant sales, decreased to 3.4% in 2002 from 3.5% in 2001 and are anticipated to be 3.4% in 2003 as a result of our renewals under these programs.

Transformation Initiatives

Over the past three years BKC has instituted initiatives to encourage and facilitate franchisees’ investment in certain upgrades to their restaurants. These transformation initiatives include the installation of new signage with the new Burger King logos, a new drive-thru equipment package, and where necessary, expenditures for painting, parking lot maintenance and landscaping. In addition, BKC has defined enhancements to the kitchen including a new high-speed toaster, improved product holding units and a new self-loading broiler capable of cooking at different speeds and temperatures facilitating the preparation of a wider variety of menu items. By an amendment to our franchise agreements, we committed:

•	to install the new signage in substantially all of our restaurants;

•	to “spruce up” our restaurants in 2000 to the extent necessary, including painting, parking lot sealing/striping, and landscaping;

•	to install the new drive-thru package, which includes new menu boards, an order confirmation unit and an improved speaker system; and

•	to roll-out and install the new kitchen initiatives as approved and mandated by BKC which currently include improved toasting and holding equipment (Phase I initiatives) and a new broiler (Phase II initiatives).

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

At the end of 2002, we had completed the drive-thru upgrades and Phase I kitchen upgrades and were approximately 85% complete with respect to the installation of new signage. Expenditures related to these activities over the past three years were $12.1 million. We currently anticipate expenditures of $.8 million in 2003 to complete the new signage. Phase II kitchen initiatives (installation of a new broiler) have not yet been mandated by BKC.

Pollo Tropical Franchise Operations

At December 31, 2002 Pollo Tropical had four franchisees operating a total of 24 Pollo Tropical restaurants located in Puerto Rico, Ecuador, Aruba and Miami. While our existing franchisees may open new restaurants from time to time, we are not actively expanding our franchise operations at the present time.

Our standard franchise agreement under which we franchise Pollo Tropical restaurants to independent restaurant operators has a 15-year term (with one 15-year renewal option). It provides for an initial payment by the franchisee of a portion of all franchise fees upon signing of the area development and franchise agreements, with the remainder due before the opening of the franchisee’s Pollo Tropical restaurants. The franchisee also pays a continuing royalty, based upon a specified percentage of gross sales. The terms and conditions of these franchise agreements will vary depending upon a number of factors, including:

•	the experience and resources of the franchisee;

•	the size and density of the development area;

•	the number of units to be developed;

•	the schedule for development;

•	capital requirements; and

•	fee and royalty arrangements.

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

Taco Cabana Franchise Operations

As of December 31, 2002, Taco Cabana had five franchisees operating a total of 10 Taco Cabana restaurants. Taco Cabana did not enter into any new franchise agreements during 2002 and we are not actively expanding our franchise operations at the present time.

Advertising and Promotion

The efficiency and quality of advertising and promotional programs can significantly affect quick-service restaurant businesses. We believe that one of the major advantages of being a Burger King franchisee is the value of the extensive regional and national advertising and promotional programs conducted by BKC. In addition to the benefits derived from BKC’s advertising spending, we supplement BKC’s advertising and promotional activities with local advertising and promotions, including the purchase of additional television, radio and print advertising. Our concentration of restaurants in many of our markets permits us to leverage advertising in those markets. We also utilize promotional programs, such as combination value meals and discounted prices, targeted to our customers, in order to create a flexible and directed marketing program.

We are generally required to contribute 4% of gross revenues from restaurant operations to an advertising fund utilized by BKC for its advertising, promotional programs and public relations activities. BKC’s advertising programs consist of national campaigns supplemented by local advertising. BKC’s advertising campaigns are generally carried on television, radio and in circulated print media (national and regional newspapers and magazines).

We believe that brand awareness for our Pollo Tropical restaurants is extremely high because of the concentration of our restaurants in the south Florida markets. The market concentration of Pollo Tropical restaurants allows us to maximize the effectiveness of our advertising efforts. Pollo Tropical advertises in both English and Spanish media throughout the year, including television, radio and print advertising. Pollo Tropical also has marketed at the individual restaurant level through special price offerings and unique promotional and public relations programs. Pollo Tropical spent approximately 3.6%, 3.7% and 3.9% of restaurant sales on advertising in 2002, 2001 and 2000, respectively. We anticipate our 2003 Pollo Tropical advertising expenditures to be at a comparable level, as a percentage of restaurant sales.

Taco Cabana utilizes an integrated, multi-level marketing approach that includes periodic chain-wide promotions, direct mail, in-store promotions, local store marketing and other strategies, including the use of radio and television advertising in its major markets. Beginning in 2001 combination value meals were also utilized, and to a lesser extent, discounted prices. As a percentage of restaurant sales, Taco Cabana’s advertising expenditures were approximately 4.3% in 2002, 5.1% in 2001 and 3.8% in 2000. Advertising expenditures, as a percentage of restaurant sales, have increased from fiscal 2000 levels due to the use of television advertising, which had not been done for several years. We anticipate our Taco Cabana advertising expenditures to be between 4.0% to 4.5% in 2003.

Supplies and Distribution

We are a member of a national purchasing cooperative created for the Burger King system known as Restaurant Services, Inc. Restaurant Services Inc. is a non-profit independent cooperative which acts as the purchasing agent for approved distributors to the Burger King system and serves to negotiate the lowest cost for the system. We use our purchasing power to negotiate directly with certain other vendors, to obtain favorable pricing and terms for supplying our restaurants.

For our Burger King restaurants, we are required to purchase all of our foodstuffs, paper goods and packaging materials from BKC-approved suppliers. We currently utilize four suppliers to supply our restaurants the majority of their foodstuffs in various geographical areas. We may purchase non-food items such as kitchen utensils, equipment maintenance tools and other supplies from any suitable source provided that such items meet BKC product uniformity standards. All BKC-approved suppliers are required to purchase foodstuffs and supplies from BKC-approved manufacturers and purveyors. BKC is responsible for monitoring quality control and supervision of these manufacturers and conducts regular visits to observe the preparation of foodstuffs, and to run various tests to ensure that only high quality foodstuffs are sold to BKC-approved suppliers. In addition, BKC coordinates and supervises audits of approved suppliers and distributors to determine continuing product specification compliance and to ensure that manufacturing plant and distribution center standards are met.

For our Pollo Tropical and Taco Cabana restaurants, we have negotiated directly with local and national suppliers for the purchase of food and beverage products and supplies to ensure consistent quality and freshness and to obtain competitive prices. Pollo Tropical and Taco Cabana restaurant’s food and supplies are ordered from approved suppliers and are shipped directly to the restaurants. Both brands are responsible for monitoring quality control and supervision of these suppliers and conduct inspections to observe the preparation and quality of products purchased. For our Taco Cabana restaurants, SYGMA Network, Inc. (SYGMA) serves as the primary distributor of food and beverage products and supplies. SYGMA purchases, warehouses and distributes products for these restaurants under a distribution service agreement that expires December 31, 2005.

If a significant disruption in service or supply by any of our suppliers were to occur, it could create disruptions in the operations of our restaurants, which could have a material adverse effect on us.

Quality Assurance

At each of our three brands we focus our operations on achieving a high level of customer satisfaction with speed, order accuracy and quality of service that is closely monitored. Our senior management and restaurant management staff are principally responsible for ensuring compliance with our operating policies, and with respect to our Burger King restaurants, BKC’s required operating procedures as well. We have uniform operating standards and specifications relating to the quality, preparation and selection of menu items, maintenance and cleanliness of the premises and employee conduct. In order to help maintain compliance with these operating standards and specifications, we distribute to our restaurant operations management team detailed reports measuring compliance with various customer service standards and objectives.

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

Trademarks

Taco Cabana has registered its principal Taco Cabana logo and design with the United States Patent and Trademark Office on the Principal Register as a service mark for its restaurant services. It also has secured or has applied for state and Federal registrations of several other advertising or promotional marks, including variations of its principal mark, and has applied for registrations in foreign countries of its principal mark and several other marks.

Pollo Tropical has registered its principal trademarks for “Pollo Tropical®,” “TropiGrill®” and “TropiChops®” in the United States and presently has applications pending or registrations granted in various foreign countries in which it conducts business or may conduct business through its franchise system. In certain foreign countries, Pollo Tropical has been involved in trademark opposition proceedings to defend its rights to register certain trademarks. We intend to protect both Taco Cabana and Pollo Tropical trademarks by appropriate legal action whenever necessary.

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

We are subject to the Federal Fair Labor Standards Act and various state laws governing such matters as:

•	minimum wage requirements;

•	overtime; and

•	other working conditions and citizenship requirements.

A significant number of our food service personnel are paid at rates related to the Federal minimum wage and, accordingly, increases in the minimum wage have increased wage rates at our restaurants in the past.

We are also subject to various Federal, state and local environmental laws, rules and regulations. We believe that we conduct our operations in substantial compliance with applicable environmental laws and regulations. None of the applicable environmental laws or regulations has had a material adverse effect on our operations or financial condition.

Taco Cabana is subject to state “dram-shop” laws in the states in which it operates. Dram-shop laws provide a person injured by an intoxicated person the right to recover damages from an establishment that wrongfully served alcoholic beverages to the intoxicated person. We have specific insurance that covers claims arising under dram-shop laws.

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

Competition

The quick-service and quick-casual restaurant industries are highly competitive with respect to price, service, location and food quality. In each of our markets, our restaurants compete with a large number of national and regional restaurant chains, as well as locally owned restaurants, offering low and medium-priced fare. Convenience stores, delicatessens and food counters in grocery stores, cafeterias and other purveyors of moderately priced and quickly prepared foods also compete with us.

We believe that:

•	product quality and taste;

•	brand recognition;

•	convenience of location;

•	speed of service;

•	menu variety;

•	price; and

•	ambiance

are the most important competitive factors in the quick-service restaurant industry and that our three concepts effectively compete in each category.

With respect to our Burger King restaurants, which are part of the quick-service hamburger segment, our largest competitors are McDonald’s and Wendy’s. According to publicly available information, as of December 31, 2001, McDonald’s U.S. operations comprised 13,099 restaurants and had U.S. systemwide sales for the year ended December 31, 2000 of $20.1 billion. As of December 31, 2001, Wendy’s U.S. operations comprised 5,315 restaurants and had total U.S. systemwide sales for the year ended December 31, 2001 of $6.2 billion.

In addition to quick-service hamburger restaurant chains, Pollo Tropical’s competitors include national and regional chicken-based concepts, such as Boston Market and KFC, as well as other types of quick-service restaurants.

Taco Cabana’s restaurants compete both with quick-service operators, including those in the quick-serve Mexican segment such as Taco Bell, and traditional casual dining Mexican restaurants. We believe that Taco Cabana’s combination of freshly prepared food, distinctive ambiance and superior service help to distinguish Taco Cabana restaurants from quick-service operators, while Taco Cabana’s price-value relationship enables it to compete favorably with more expensive casual dining Mexican restaurants.

Employees

At December 31, 2002, we employed approximately 16,100 persons of whom approximately 400 were supervisory and administrative personnel and 15,700 were restaurant operating personnel. None of our employees are covered by collective bargaining agreements. We believe that our relations with our employees are good.

ITEM 2.    PROPERTIES

At December 31, 2002 we owned or leased the following restaurant properties:

	Owned Land; Owned Building	Leased Land; Owned Building	Leased Land; Leased Building		Total
Restaurants—operating(a)	52	61	416	(a)	532
Restaurants under construction	2	—	2		4
Excess properties:
Leased to others	—	—	2		2
Available for sale or lease	5	5	—		10

Total restaurant properties	59	66	420		545

(a)	Includes 14 restaurants located in mall shopping centers.

As of December 31, 2002 we leased 92% of our Burger King restaurant locations, 86% of our Pollo Tropical restaurant locations and 85% of our Taco Cabana restaurant locations. We typically enter into leases (including options to renew) from 20 to 40 years. The average remaining term for all leases, excluding options, is approximately 20 years. Generally, we have been able to renew leases, upon or prior to their expiration, at the prevailing market rates.

Most of our Burger King restaurant leases are coterminous with the related franchise agreements. We believe that we generally will be able to renew, at commercially reasonable rates, the leases whose terms expire prior to the subject Burger King franchise agreements.

Most leases require us, as lessee, to pay utility and water charges and real estate taxes. Certain leases also require contingent rentals based upon a percentage of gross sales that exceed specified minimums. In some of our mall locations, we are also required to pay certain other charges such as a prorata share of the mall’s common area maintenance costs, insurance and security costs.

In addition to the restaurant locations set forth under “Business-Restaurant Locations,” we own a building with approximately 25,300 square feet at 968 James Street, Syracuse, New York, which houses our executive offices and most of our administrative operations for our Burger King restaurants. We lease five small regional offices that support the management of our Burger King restaurants. We also lease 13,449 square feet at 7300 North Kendall Drive, 8th Floor, Miami, Florida, which houses most of our administrative operations for our Pollo Tropical restaurants. In addition, we lease approximately 17,700 square feet of office space at 8918 Tesoro Drive, Suite 200, San Antonio, Texas, which houses most of our administrative operations for our Taco Cabana restaurants.

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

On June 18, 2002, we served the EEOC with a Motion for Summary Judgment (the “Motion”). The EEOC responded on July 23, 2002 by opposing the Motion and serving a Cross Motion on us for a continuance in order to conduct additional discovery for the purpose of further responding to the Motion. On November 20, 2002, the court denied the Motion, but granted us the right to re-file the Motion after completion of additional limited discovery by the EEOC and remanded the case to the Magistrate to resolve open discovery issues and establish discovery deadlines. On February 18, 2003 the Magistrate ordered that the EEOC was entitled to additional limited discovery, to be completed by May 14, 2003, after which time we will re-file our Motion. It is anticipated that the briefing on the re-filed Motion should be completed during the fourth quarter of 2003, at which time the Motion will be filed with the Court for determination.

It is not possible to predict whether we will prevail on the Motion which, subject to possible appeals by the EEOC, would effectively end the case. If we do not prevail on the Motion, there will likely be additional discovery and the case will proceed to trial. It is too early to make an evaluation of the likelihood of an unfavorable outcome or estimate of the amount or range of potential loss. Consequently, it is not possible to predict what adverse impact, if any, this case could have on our financial condition. We intend to continue to contest the case vigorously and believe it is without merit.

We are a party to various other litigation matters incidental to the conduct of our business. We do not believe that the outcome of any of these matters will have a material adverse effect on our financial condition or results of operations and cash flows.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

PART II

ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

There is no established trading market for the Company’s capital stock. Carrols Holdings Corporation owns 10 shares of common stock of the Company (representing 100% of the capital stock of the Company).

There were no cash dividends paid during fiscal 2002, 2001 and 2000. The Company has no present intention to declare or pay cash dividends on its shares in the foreseeable future.

ITEM 6.    SELECTED FINANCIAL DATA

The selected historical financial information presented below at the end of and for each of the fiscal years ended December 31, 1998, 1999, 2000, 2001 and 2002 have been derived from the Carrols’ audited consolidated financial statements. Our acquisition of Pollo Tropical was completed in July 1998 and, as a result, Carrols’ audited financial statements as of and for the year ended December 31, 1998 include the results of operations for Pollo Tropical since July 10, 1998. Our acquisition of Taco Cabana was completed in December 2000 and, as a result, Carrols’ audited financial statements as of and for the year ended December 31, 2000 include the results of operations for Taco Cabana since December 20, 2000. The following selected financial information should be read in conjunction with Carrols’ Consolidated Financial Statements and accompanying Notes as of December 31, 2002 and 2001 and for the fiscal years ended December 31, 2002, 2001 and 2000 in Item 14 and Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7.

	Year Ended December 31,
	1998(1)	1999	2000	2001	2002
	(Dollars in thousands)
Statement of Operations Data:
Restaurant sales	$416,190	$455,440	$465,862	$654,710	$655,545
Franchise royalty revenues and fees	395	1,039	1,039	1,579	1,482

Total revenues	416,585	456,479	466,901	656,289	657,027
Costs and expenses:
Cost of sales	122,620	137,279	132,646	189,947	183,976
Restaurant wages and related expenses	121,732	134,125	135,787	192,214	195,391
Other restaurant operating expenses	82,710	89,093	91,595	127,181	127,625
Advertising expense	18,615	20,618	20,554	28,830	28,041
General and administrative	19,219	23,102	26,403	35,393	36,610
Depreciation and amortization	20,005	23,898	28,856	43,495	39,580
Other expense (income)(2)	—	—	(1,365)	8,841	—

Total operating expenses	384,901	428,115	434,476	625,901	611,223

Income from operations	31,684	28,364	32,425	30,388	45,804
Refinancing expenses	1,639	—	—	—	—
Interest expense	21,068	22,386	23,666	32,988	27,532

Income (loss) before income taxes and extraordinary loss	8,977	5,978	8,759	(2,600)	18,272
Provision for income taxes	4,847	3,826	4,441	1,364	6,668

Income (loss) before extraordinary loss	4,130	2,152	4,318	(3,964)	11,604
Extraordinary loss on extinguishment of debt, net of tax benefit	3,701	1,099	350	—	—

Net income (loss)	$429	$1,053	$3,968	$(3,964)	$11,604

	Year Ended December 31,
	1998(1)	1999		2000	2001	2002
	(Dollars in thousands)
Balance Sheet Data (At Period End):
Total assets	$318,810	$320,027		$476,912	$474,003	$473,577
Working capital deficiency	(10,633)	(21,696)		(25,943)	(33,198)	(32,958)
Total long-term debt(3)	261,522	253,494		371,138	373,644	360,914
Stockholder’s equity	13,998	15,051		19,019	15,055	26,659
Other Financial Data:
EBITDA(4)	$45,411	$52,262		$59,916	$80,936	$85,384
Adjusted EBITDA(5)	51,689	52,262		59,916	82,724	85,384
Adjusted EBITDA margin	12.4%	11.4%		12.8%	12.6%	13.0%
Cash provided from operating activities	23,273	38,173		49,720	46,435	54,195
Cash used for investing activities	(126,504)	(48,935)		(190,818)	(49,156)	(55,071)
Cash provided from financing activities	107,756	5,886		141,909	2,414	1,009
Capital expenditures, excluding acquisitions	33,295	45,332		36,157	47,575	54,155
Operating Statistics:
Total number of restaurants	383	397		521	532	529
Burger King:
Number of restaurants (at end of period)	343	352		355	359	355
Average number of restaurants	339	344		352	353	356
Average annual sales per restaurant	$1,124	$1,082		$1,055	$1,079	$1,068
Percentage change in comparable restaurant sales(1)	6.2%	(2.5	) %	(2.5)%	1.3%	(1.3)%
Pollo Tropical(6):
Number of restaurants (at end of period)	40	45		49	53	58
Average number of restaurants	37	42		46	50	56
Average annual sales per restaurant	$1,985	$1,952		$1,951	$1,929	$1,807
Percentage change in comparable restaurant sales(1)	7.8%	0.7%		1.7%	(0.3)%	(4.2)%
Taco Cabana(6):
Number of restaurants (at end of period)	102	109		117	120	116
Average number of restaurants	101	106		113	120	115
Average annual sales per restaurant	$1,402	$1,487		$1,510	$1,478	$1,536
Percentage change in comparable restaurant sales(1)	6.3%	5.5%		3.4%	1.6%	(0.2)%

(1)	The year ended December 31, 1998 included 53 weeks; all other years presented include 52 weeks. The percentage change in comparable restaurant sales for the year ended December 31, 1998 has been calculated using a comparable number of weeks from the prior year. The percentage change in comparable Burger King restaurant sales using the actual number of weeks in the year ended December 31, 1998 was 7.9%. The percentage change in comparable restaurant sales is calculated using only those restaurants that have been open since the beginning of the earliest period being compared. (12 months in the case of Burger King and 18 months for Pollo Tropical and Taco Cabana.)
(2)	Other income in 2000 was from the recognition of previously deferred contractual payments received from Ameriserve Food Distribution, Inc. which were recognized upon termination of the related supply agreement in 2000. Other expense in 2001 resulted from the closure of seven Taco Cabana restaurants in the Phoenix, Arizona market and the discontinuance of restaurant development in that market. See Note 6 to the Consolidated Financial Statements in Item 14.

(3)	Includes capital lease obligations and other debt, which was $3.6 million at December 31, 2002.
(4)	EBITDA is defined as income before interest, income taxes, depreciation and amortization, non-cash extraordinary items and non-cash other income and expense. EBITDA is presented because we believe it is a useful financial indicator for measuring a company’s ability to service and/or incur indebtedness. However, EBITDA should not be considered as an alternative to net income as a measure of operating results or to cash flows as a measure of liquidity in accordance with generally accepted accounting principles.
(5)	Adjusted EBITDA is defined as EBITDA plus refinancing expenses of $1,639,000 in 1998, the redemption premium of $4,639,000 associated with the retirement of debt in 1998 and other expense of $1,788,000 in 2001 related to the closure of seven Taco Cabana restaurants.
(6)	Pollo Tropical was acquired in July 1998 and Taco Cabana was acquired in December 2000. Average restaurants, average sales and comparable sales data for periods prior to the respective acquisition are presented for informational purposes only.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Overview

We are one of the largest restaurant companies in the U.S. operating 529 restaurants in 16 states as of December 31, 2002. We are the largest Burger King franchisee in the world, and have operated Burger King restaurants since 1976. At December 31, 2002, we operated 355 Burger King restaurants located in 13 Northeastern, Midwestern and Southeastern states. Our Burger King restaurant sales were $380.1 million in 2002, or 58% of total sales.

We have expanded and diversified our operations during the past five years with the acquisition of two regional Hispanic restaurant chains. Our Hispanic restaurant brands, which include Taco Cabana and Pollo Tropical, collectively operate or franchise more than 200 restaurants. In 1998, we acquired Pollo Tropical Inc., a restaurant chain featuring grilled marinated chicken and authentic “made from scratch” side dishes, for a cash purchase price of approximately $95 million. Since the acquisition we have expanded this concept by over 60% by opening 22 new Pollo Tropical restaurants. At December 31, 2002, we operated 58 company owned Pollo Tropical restaurants in Florida and franchised 24 Pollo Tropical restaurants, 19 of which are in Puerto Rico. Total Pollo Tropical revenues from Company operated restaurants were $100.4 million in 2002.

In December 2000, we acquired Taco Cabana Inc., a restaurant chain featuring Mexican style food including flame-grilled beef and chicken fajitas, quesadillas, and fresh flour tortillas, for a total purchase price of approximately $155 million. At December 31, 2002, we operated 116 company owned Taco Cabana restaurants located in Texas and Oklahoma and franchised ten Taco Cabana restaurants. Since the acquisition we have opened 11 new Taco Cabana restaurants and have closed twelve restaurants, including seven restaurants in the Phoenix, Arizona market. In the fourth quarter of 2001, we decided to close our seven restaurants in the Phoenix, Arizona market and discontinue restaurant development underway in that market. One Taco Cabana restaurant in Phoenix was closed in December 2001 and our six remaining Taco Cabana restaurants in the Phoenix, Arizona market were closed in the first quarter of 2002. This decision resulted in a charge to other expense of $8.8 million in the fourth quarter of 2001; representing $7.1 million in asset impairments, primarily leasehold improvements, and $1.7 million in future occupancy and other exit costs. Total Taco Cabana revenues from Company operated restaurants were $175.0 million in 2002. Due to our acquisition of Taco Cabana on December 19, 2000 our results for the year ended December 31, 2000 include the operations of Taco Cabana from December 20, 2000.

We use a 52-53 week fiscal year ending on the Sunday closest to December 31. All references herein to the fiscal years ended December 31, 2000, December 30, 2001 and December 29, 2002 will be referred to as the fiscal years ended December 31, 2000, 2001 and 2002, respectively. The fiscal years ended December 31, 2002, 2001 and 2000 each contains 52 weeks.

Significant Accounting Policies

Financial Reporting Release No. 60 requires all companies to include a discussion of critical accounting policies or methods used in the preparation of financial statements. Note 1 of the consolidated financial statements, included elsewhere in this Form 10-K, includes a summary of the significant accounting policies and methods used in the preparation of our consolidated financial statements. The following is a brief discussion of the more significant accounting policies and methods used by the Company.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make assumptions and estimates that can have a material impact on our results of operations. Sales recognition at company operated restaurants is straightforward as customers pay for products at the time of sale and inventory turns over very quickly. Payments to vendors for products sold in the restaurants are generally settled within 30 days. The earnings reporting process is covered by our system of internal controls, and generally does not require significant management estimates and judgments. However, estimates and judgments are inherent in the assessment and recording of accrued occupancy costs, insurance liabilities, legal obligations, income taxes and the valuation of goodwill for impairment. While we apply our judgment based on assumptions believed to be reasonable under the circumstances, actual results could vary from these assumptions. It is possible that materially different amounts would be reported using different assumptions.

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

We are self-insured for most workers’ compensation, general liability and medical insurance claims. We record insurance liabilities based on historical and industry trends, which are continually monitored, and adjust accruals as warranted by changing circumstances. Since there are many estimates and assumptions involved in recording these insurance liabilities, differences between actual future events and prior estimates and assumptions could result in adjustments to these liabilities.

In the normal course of business, we must make estimates of potential future legal obligations and liabilities, which require the use of management’s judgment. Management may also use outside legal advice to assist in the estimating process. However, the ultimate outcome of various legal issues could be different than management estimates and adjustments to income could be required.

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

We must evaluate our recorded goodwill for impairment under SFAS 142 “Goodwill and Other Intangible Assets” on an annual basis. This annual evaluation requires us to make estimates and assumptions regarding the fair value of our reporting units. These estimates may differ from actual future events.

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

SFAS 142 also required the Company to complete Step 1 of a transitional goodwill impairment test by June 30, 2002. Step 1 required the comparison of the fair value of a reporting unit to its carrying value at January 1, 2002 to determine whether there is a transitional goodwill impairment. Our evaluation of impairment under Step 1 of the transitional goodwill impairment test indicated that our reporting units’ fair values were above their carrying values at January 1, 2002 and there was no transitional goodwill impairment charge required. On an ongoing basis, the Company has elected to conduct its annual impairment review of goodwill and intangible assets at December 31. Our review at December 31, 2002 indicated there has been no goodwill impairment as of that date.

In June 2001, the FASB issued SFAS 143, “Accounting for Asset Retirement Obligations.” This new standard, effective in 2003, requires entities to recognize the fair value of an asset retirement obligation in the period that it is incurred if a reasonable estimate of fair value can be made. The provisions of SFAS 143 are effective for fiscal years beginning after June 15, 2002. The adoption of SFAS 143 will have no material impact on our financial statements.

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

Results of Operations

The following table sets forth, for fiscal years 2000, 2001 and 2002, selected operating results of Carrols as a percentage of total restaurant sales:

	Year Ended December 31,
	2000	2001	2002
Restaurants sales:
Burger King	79.7%	60.5%	58.0%
Pollo Tropical	19.1%	13.9%	15.3%
Taco Cabana	1.2%	25.6%	26.7%

Total restaurant sales	100.0%	100.0%	100.0%

Costs and expenses:
Cost of sales	28.5%	29.0%	28.1%
Restaurant wages and related expenses	29.1%	29.4%	29.8%
Other restaurant expenses including advertising	24.1%	23.8%	23.7%
General and administrative	5.7%	5.4%	5.6%
Depreciation and amortization	6.2%	6.6%	6.0%
Other expense (income)	(.3)%	1.4%	—

Income from restaurant operations	6.7%	4.4%	6.8%

Fiscal 2002 Compared to Fiscal 2001

In 2002 we opened ten new Burger King restaurants, five new Pollo Tropical restaurants and six new Taco Cabana restaurants. We also closed 14 Burger King restaurants, including five restaurants that were relocated to new locations, and ten underperforming Taco Cabana restaurants, six of which were in the Phoenix, Arizona market.

Restaurant Sales—Total revenues increased to $657.0 million in 2002 from $656.3 million in 2001; total restaurant sales for 2002 were $655.5 million compared to $654.7 million in 2001. Burger King restaurant sales decreased slightly to $380.1 million in 2002 from $380.9 million in 2001 due to a sales decrease at our comparable Burger King restaurants of 1.3%. Pollo Tropical restaurant sales increased $4.0 million, or 4.2%, to $100.4 million in 2002 due to the opening of nine additional restaurants in 2002 and 2001. Sales at our comparable Pollo Tropical restaurants in 2002, however, declined 4.2% due primarily to the economic effects of reduced tourism in our Florida markets since the September 11 attacks. Taco Cabana restaurant sales decreased to $175.0 million in 2002 from $177.4 million in 2001 due to the closing of our Phoenix, Arizona restaurants. Sales at our comparable Taco Cabana restaurants decreased 0.2% in 2002.

Operating Costs and Expenses—Cost of sales (food and paper costs), as a percentage of total restaurant sales, decreased to 28.1% in 2002 from 29.0% in 2001. Burger King cost of sales, as a percentage of Burger King restaurant sales, decreased to 26.8% in 2002 from 28.1% in 2001. This decrease was due to lower promotional sales discounts in 2002 compared to 2001, lower beef costs, and to a lesser extent, the effects of menu price increases in 2001 and the slight reduction in the size of the Burger King regular hamburger patty in the fourth quarter of 2001. Pollo Tropical cost of sales, as a percentage of Pollo Tropical restaurant sales, decreased to 30.7% in 2002 from 32.2% in 2001 due to lower chicken breast costs in 2002 and the effect of menu price increases at the beginning of 2002. Taco Cabana cost of sales, as a percentage of Taco Cabana restaurant sales, increased slightly to 29.3% in 2002 from 29.2% in 2001 due to higher contracted beef costs which were not offset by menu price increases in 2002.

Restaurant wages and related expenses, as a percentage of total restaurant sales, increased to 29.8% in 2002 from 29.4% in 2001. Burger King restaurant wages and related expenses, as a percentage of Burger King restaurant sales, increased to 31.2% in 2002 from 30.7% in 2001 due to the effect of lower sales volumes on fixed labor costs and higher state unemployment tax rates offset, in part, by menu price increases in 2001. Pollo Tropical restaurant wages and related expenses, as a percentage of Pollo Tropical restaurant sales, increased to 26.4% in 2002 from 24.8% in 2001 due to the effect of lower sales volumes on fixed labor costs and higher workers compensation and medical insurance costs. Taco Cabana restaurant wages and related expenses, as a percentage of Taco Cabana restaurant sales, decreased slightly to 28.7% in 2002 from 28.8% in 2001 due to labor efficiencies and from the closing of seven lower volume restaurants in the Phoenix, Arizona market.

Other restaurant operating expenses (which includes advertising) as a percentage of total restaurant sales, decreased slightly to 23.7% in 2002 from 23.8% in 2001. Burger King other restaurant operating expenses, as a percentage of Burger King restaurant sales, increased slightly to 25.5% in 2002 from 25.4% in 2001 due to an increase in local advertising expenditures. Pollo Tropical other restaurant operating expenses, as a percentage of Pollo Tropical restaurant sales, increased to 19.2% in 2002 from 18.5% in 2001. This increase was due to the effect of lower comparable restaurant sales volumes in 2002 on fixed costs, higher maintenance expenses to enhance our restaurants in 2002 and an insurance gain of $0.4 million in 2001, partially offset by lower utility costs in 2002. Taco Cabana other restaurant operating expenses, as a percentage of Taco Cabana restaurant sales, decreased to 22.5% in 2002 from 23.5% in 2001 due primarily to lower utility and advertising costs, offset in part by higher maintenance expenses in 2002 to enhance our restaurants.

General and administrative expenses increased $1.2 million in 2002 compared to 2001 due primarily to higher administrative bonus levels in 2002. As a percentage of total restaurant sales, general and administrative expenses increased to 5.6% in 2002 from 5.4% in 2001.

Adjusted EBITDA—Earnings before interest, income taxes, depreciation and amortization, extraordinary items and other income and expense (“Adjusted EBITDA”) increased 3.2% to $85.4 million in 2002 from $82.7 million in 2001. As a percentage of total revenues, Adjusted EBITDA margins increased to 13.0% in 2002 compared to 12.6% in 2001 as a result of the factors discussed above.

Depreciation and Amortization—Depreciation and amortization in 2002 was $39.6 million, a decrease of $3.9 million compared to 2001 due to the elimination of goodwill amortization under SFAS 142 beginning January 1, 2002. Goodwill amortization was $5.0 million in 2001. This decrease was partially offset by additional depreciation resulting from our capital expenditures, including restaurant acquisitions, of $103.3 million since the beginning of 2001.

Interest Expense—Interest expense decreased $5.5 million to $27.5 million in 2002 from $33.0 million in 2001 due primarily to lower interest rates on our floating rate debt, and to a lesser extent, lower average debt balances in 2002. The average effective interest rate on all debt was 7.3% for 2002 compared to 8.5% for 2001.

Income Taxes—The provision for income taxes for 2002 of $6.7 million was derived using an effective income tax rate of 36.5%. This rate is higher than the Federal statutory tax rate of 34% due to state and foreign taxes and the non-deductible amortization of certain franchise rights. This rate is lower than our effective income tax rate for 2001 due to the elimination of the amortization of non-deductible goodwill under SFAS 142 effective January 1, 2002.

Net Income—As a result of the foregoing, net income was $11.6 million in 2002 compared to a net loss of $4.0 million in 2001. Net income in 2001 included a non-recurring pre-tax charge of $8.8 million related to the closing of seven Taco Cabana restaurants in the Phoenix, Arizona market.

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

Restaurant Sales—Total revenues for the year ended December 31, 2001 increased 40.6% to $656.3 million from $466.9 million in 2000 due primarily to the acquisition of Taco Cabana Inc. in the fourth quarter of 2000 which added restaurant sales of $177.4 million for the year ended December 31, 2001. Burger King restaurant sales increased $9.5 million to $380.9 million for the year ended December 31, 2001 due in part to a 1.3% increase in sales at our comparable Burger King restaurants (those units operating for the entirety of the compared periods) and the net addition of seven Burger King restaurants in 2001 and 2000. Sales at our comparable Burger King restaurants increased 3.2% in the fourth quarter of 2001. Pollo Tropical sales increased $7.5 million for the year ended December 31, 2001, or 8.4%, compared to 2000. This increase was due to the opening of eight Pollo Tropical restaurants during the year ended December 31, 2001 and 2000. Sales trends at our Pollo Tropical restaurants were negatively impacted following the tragedy on September 11, 2001 and its effect on the tourism industry and the Florida economy. Sales at our comparable Pollo Tropical restaurants decreased 3.8% in the fourth quarter of 2001 and 0.3% for the year ended December 31, 2001.

Operating Costs and Expenses—Cost of sales (food and paper costs), as a percentage of total restaurant sales, increased from 28.5% in 2000 to 29.0% in 2001. Burger King cost of sales, as a percentage of Burger King restaurant sales, increased from 27.3% in 2000 to 28.1% in 2001 due to higher promotional sales discounts, a 10.5% increase in beef commodity prices and lower supplier rebates in 2001. The impact of higher beef costs was substantially offset by a slight reduction in the size of the Burger King regular hamburger patty. These factors were also partially offset by improvements in food costs achieved by the implementation of new inventory control systems last year in our Burger King restaurants and the effects of menu price increases in 2001 and the fourth quarter of 2000. Pollo Tropical cost of sales, as a percentage of Pollo Tropical restaurant sales, decreased to 32.2% in 2001 from 33.2% in 2000 due primarily to lower commodity costs, including a decrease in our contracted chicken prices in 2001. Taco Cabana cost of sales, as a percentage of Taco Cabana restaurant sales, was 29.2% for the year ended December 31, 2001. The inclusion of Taco Cabana, acquired in December 2000, caused total cost of sales, as a percentage of total restaurant sales, to decrease 0.1% compared to the year ended December 31, 2000.

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

Adjusted EBITDA—Earnings before interest, income taxes, depreciation and amortization, extraordinary items and other income and expense (“Adjusted EBITDA”) increased to $82.7 million in 2001 from $59.9 million in 2000. As a percentage of total revenues, EBITDA margins were 12.6% in 2001 compared to 12.8% in 2000 as a result of the factors discussed above.

Other Expense—Other expense in 2001 of $8.8 million is the result of management’s decision to close seven Taco Cabana restaurants in its Phoenix, Arizona market and discontinue restaurant development underway in that market. See Note 6 to the Consolidated Financial Statements in Item 14.

Depreciation and Amortization—Depreciation and amortization increased $14.6 million in 2001 compared to 2000, of which $11.4 million is due to the Company’s acquisition of Taco Cabana in December 2000. The remaining increase is due to our Burger King and Pollo Tropical capital expenditures of $76.5 million since the beginning of 2000.

Interest Expense—Interest expense increased $9.3 million to $33.0 million in 2001 from $23.7 million in 2000 due to the acquisition of Taco Cabana in December 2000. Lower interest rates in 2001 on our LIBOR based debt caused our average weighted interest rate on all debt to decrease to 8.5% in 2001 from 9.4% in 2000.

Income Taxes—The provision for income taxes for the year ended December 31, 2001 of $1.4 million is due to the level of non-deductible amortization of franchise rights and certain other intangible assets, relative to our pretax loss, and state franchise taxes not based on income. Our effective income tax rate for 2001 of 52.5% is higher than our effective tax rate for the year ended December 31, 2000 of 50.7% due to the increase in the non-deductible amortization of intangible assets resulting from our acquisition of Taco Cabana in December 2000.

Net Income (Loss)—As a result of the foregoing, the Company had a net loss of $3,964,000 for the year ended December 31, 2001 compared to net income of $3,968,000 for the year ended December 31, 2000. Net income in 2000 includes an extraordinary loss of $350,000, which is net of income taxes, for the write-off of unamortized debt issue costs related to the refinancing of our senior credit facility in 2000.

Liquidity and Capital Resources

We do not have significant receivables or inventory and receive trade credit based upon negotiated terms in purchasing food products and other supplies. We are able to operate with a substantial working capital deficit because:

•	restaurant operations are primarily conducted on a cash basis;

•	rapid turnover results in a limited investment in inventories; and

•	cash from sales is usually received before related accounts for food, supplies and payroll become due.

Our cash requirements arise primarily from:

•	the need to finance the opening and equipping of new restaurants;

•	ongoing capital reinvestment in our existing restaurants; and

•	servicing our debt.

Our 2002 operations generated approximately $54.2 million in cash, compared to $46.4 million in 2001 and $49.7 million in 2000.

Over the past three years our capital expenditures have included the acquisition of Taco Cabana for $154.7 million in December 2000 and three Burger King restaurants in 2001 for $1.6 million.

Our capital expenditures are a major investment of cash, and excluding acquisitions, totaled $54.2 million in 2002, $47.6 million in 2001 and $36.2 million in 2000. Expenditures for new restaurant development were $27.5 million in 2002, $14.5 million in 2001 and $11.9 million in 2000. These expenditures included construction costs and related equipment for 20 new Burger King restaurants and 14 new Pollo Tropical restaurants opened in the past three years. These expenditures in 2002 and 2001 also included construction costs and related equipment for eleven new Taco Cabana restaurants.

Our capital expenditures for remodeling and capital maintenance projects for the ongoing reinvestment and enhancement of our restaurants totaled $25.3 million in 2002, $31.6 million in 2001 and $18.6 million in 2000. Burger King remodeling costs totaled $9.5 million in 2002, $12.9 million in 2001 and $11.6 million in 2000. These amounts included expenditures associated with the renewal of Burger King franchises, including 48 restaurants where we elected to renew their franchise agreements under Burger King Corporation’s Early Successor Program. See Franchise Fee Changes and Early Successor Program on page 12. Expenditures related to Burger King transformation initiatives, which include new signage, drive-thru improvements and kitchen initiatives were $3.2 million, $7.3 million and $1.7 million in 2002, 2001 and 2000, respectively. See Transformation Initiatives on page 13. Our expenditures related to the Burger King Early Successor Program were substantially complete at December 31, 2002. We anticipate approximately $0.8 million of expenditures to complete the Burger King transformation initiatives in 2003.

In 2000, we completed the installation of restaurant point-of sale and management information systems for our Burger King restaurants, which began in 1999. These projects resulted in incremental capital investments of $5.7 million in 2000.

In 2002, we sold 12 fee owned properties for $13.7 million in sale/leaseback transactions and used the proceeds from these sales to reduce debt. In December 2000, we generated $29.5 million from the sale and leaseback of 25 Taco Cabana restaurant properties. The proceeds were used to reduce the debt associated with the Taco Cabana acquisition.

At December 31, 2002, we had total outstanding borrowings of $360.9 million comprised of $170.0 million of unsecured 9.5% Senior Subordinated Notes due 2008, total borrowings under our senior credit facility of $187.3 million and other debt, including capital leases, of $3.6 million.

In December 2000, we entered into a new senior credit facility with JP Morgan Chase Bank, as agent and lender, and a syndicate of other lenders. This credit facility was used to finance the acquisition of Taco Cabana and to refinance outstanding borrowings under our previous credit facility. The current facility provides for total borrowings of $250 million consisting of a $100 million revolving credit facility (including a standby letter of credit facility for up to $10 million), a $70 million term loan A facility and an $80 million term loan B facility. At December 31, 2002, $134.5 million was outstanding on the term A and B facilities and $38.1 million was available for borrowings under our revolving credit facility, after reserving $9.1 million for letters of credit guaranteed by the facility.

The revolving credit and the term loan A facilities expire on December 31, 2005, however the revolving credit facility is eligible for a one-year extension upon request and unanimous approval of the lenders. The term loan B facility expires on December 31, 2007. The term loan A facility is repayable in increasing quarterly installments through September 30, 2005 with a final payment of $24.6 million due December 31, 2005. The term loan B facility is repayable in increasing quarterly installments through September 30, 2007 with a final payment of $13.8 million due December 31, 2007. Principal repayments required in 2003 under the term A and B facilities total $11.0 million. Borrowings under our senior credit facility bear interest, at our option, of either:

(1)  the greater of the prime rate, or the Federal Funds rate plus 0.5%, plus a margin ranging from 0.5% to 1.75% for the revolving credit facility and the term loan A facility, based on debt to cash flow ratios, and at a fixed margin of 2.5% for the term loan B facility; or,

(2)  LIBOR plus a margin ranging from 2% to 3.25% for the revolving credit facility and the term loan A facility, based on debt to cash flow ratios, and at a fixed margin of 4% for the term loan B facility.

Both the senior subordinated notes and the senior credit facility contain certain restrictive covenants, including limitations on certain restricted payments and dividends. The senior credit facility also requires maintaining certain financial ratios.

In 2003, we anticipate total capital expenditures of approximately $40 million to $50 million. These expenditures include approximately $25 million to $30 million for the construction of new restaurants and related real estate applicable to our three restaurant concepts. We anticipate total capital expenditures in 2003 to remodel our existing restaurants to be approximately $6 million to $8 million with amounts applicable to our three restaurant concepts as follows: $3 million to $4 million for Burger King; $2 million to $3 million for Taco Cabana and $1 million for Pollo Tropical. Capital maintenance expenditures related to the ongoing reinvestment in our three restaurant concepts are anticipated to approximate $10 million; with approximately  $4 million applicable to Burger King, approximately $3 million for Taco Cabana and approximately $3 million for Pollo Tropical.

Interest payments under our senior subordinated notes and other existing debt obligations represent significant liquidity requirements for us. We believe that cash generated from our operations and availability under our revolving credit facility will provide sufficient cash availability to cover our working capital needs, capital expenditures, planned development and debt service requirements for fiscal 2003.

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

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

To the extent applicable, see Notes 1 and 5 to the Financial Statements.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Index to Financial Statements attached hereto is set forth in Item 15.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no changes in or disagreements with the Company’s independent accountants on accounting or financial disclosures.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth information about our directors, executive officers and other named officers:

Name	Age	Position with the Company
Alan Vituli	61	Chairman of the Board and Chief Executive Officer
Daniel T. Accordino	52	President, Chief Operating Officer and Director
Paul R. Flanders	46	Vice President—Chief Financial Officer
Joseph A. Zirkman	42	Vice President, General Counsel and Secretary
Timothy J. LaLonde	46	Vice President—Controller
Nicholas A. Castaldo	51	President and Chief Operating Officer—Pollo Tropical
Michael A. Biviano	45	Executive Vice President—Taco Cabana
John W. Haywood	39	Chief Concept Officer—Hispanic Brands
Benjamin D. Chereskin	44	Director
Ahmed Nazir	37	Director
Robin P. Selati	36	Director
Clayton E. Wilhite	57	Director

Certain biographical information regarding our directors, executive officers and other officers is set forth below:

Alan Vituli has been Chairman of the Board since 1986 and Chief Executive Officer since March 1992. He is also a Director and Chairman of the Board of Carrols Holdings. Between 1983 and 1985, Mr. Vituli was employed by Smith Barney, Harris Upham & Co., Inc. as a Senior Vice President responsible for real estate transactions. From 1966 until joining Smith Barney, Mr. Vituli was associated with the accounting firm of Coopers & Lybrand, first as an employee and for the last ten years as a partner. Among the positions held by Mr. Vituli at Coopers & Lybrand was National Director of Mergers and Acquisitions. Before joining Coopers & Lybrand, Mr. Vituli was employed in a family-owned restaurant business. From 1993 through our acquisition of Pollo Tropical, Mr. Vituli served on the Board of Directors of Pollo Tropical.

Daniel T. Accordino has been President, Chief Operating Officer and a Director since February 1993. Before that, Mr. Accordino served as Executive Vice President—Operations from December 1986 and as Senior Vice President from April 1984. From 1979 to April 1984 he was Vice President responsible for restaurant operations, having previously served as our Assistant Director of Restaurant Operations. Mr. Accordino has been an employee of the Company since 1972.

Paul R. Flanders has been Vice President and Chief Financial Officer since April 1997. Before joining us, he was Vice President-Corporate Controller of Fay’s Incorporated, a retailing chain, from 1989 to 1997, and Vice President-Corporate Controller for Computer Consoles, Inc., a computer systems manufacturer, from 1982 to 1989. Mr. Flanders was also associated with the accounting firm of Touche Ross & Co. from 1977 to 1982.

Joseph A. Zirkman became Vice President and General Counsel in January 1993. He was appointed Secretary in February 1993. Before joining us, Mr. Zirkman was an associate with the New York City law firm of Baer Marks & Upham beginning in 1986.

Timothy J. LaLonde has been Vice President-Controller since July 1997. Before joining us, he was a controller at Fay’s Incorporated, a retailing chain, from 1992 to 1997. Before that he was a Senior Audit Manager with the accounting firm of Deloitte & Touche LLP, where he was employed since 1978.

Nicholas A. Castaldo has been the President and Chief Operating Officer of the Pollo Tropical Division since our acquisition of Pollo Tropical, Inc. in July 1998. At that time, Mr. Castaldo had been the President of Pollo Tropical, Inc. since October 1995 and its Chief Operating Officer since November 1, 1996. Before joining Pollo Tropical and since August 1993, Mr. Castaldo was employed as Vice President of Marketing for Denny’s Inc., a restaurant company. From 1986 to 1993, Mr. Castaldo was employed by S&A Restaurant Corp., which includes Steak & Ale and Bennigan’s restaurant chains, and ultimately served as Senior Vice President of Marketing and Business Development. Mr. Castaldo’s career also includes management positions at Burger King, Citicorp, and Clairol Inc.

Michael A. Biviano has been Executive Vice President of the Taco Cabana Division since January 2002. Prior to that he was Vice President—Regional Director of Operations for our Burger King restaurants since 1989, having served as a district supervisor since 1983. Mr. Biviano has been an employee of the Company since 1973.

John W. Haywood joined the Company in January 2003 as Chief Concept Officer—Hispanic Brands. Prior to joining us he was an independent consultant for HHC, Inc., a firm he founded in 1999 that provided strategic and senior management support for hospitality companies. During this time Mr. Haywood served as contract Chief Executive Officer of Don Shula’s Steak Houses L.P. and contract Vice President of Operations for Cookexpress, a joint venture with Omaha Steaks, Inc. Mr. Haywood has seventeen years experience in the restaurant industry including employment with Jerrico, Inc. from 1986 to 1990 where he managed the development of Fazolis, a quick-casual Italian concept.

Benjamin D. Chereskin has served as a Director since March 1997. Mr. Chereskin is a Managing Director of Madison Dearborn Partners, LLC, a private equity firm, and co-founded the firm in 1993. Before that, Mr. Chereskin was with First Chicago Venture Capital for nine years. Mr. Chereskin also serves on the Board of Directors of Cornerstone Brands, Inc.; Tuesday Morning Corporation; NWL Holdings, Inc.; and Family Christian Stores, Inc.

Ahmed Nazir has served as a Director since February 2003. Mr. Nazir has been Managing Director-Merchant Banking Middle East for Bahrain International Bank (“BIB”) since 1999, with overall responsibility for BIB’s merchant banking and corporate finance activities in the Middle East. Prior to that he was Senior Manager-Corporate Finance for SIB Financial Advisory Services from 1996 to 1999, responsible for managing corporate finance transactions including mergers and acquisitions and debt and equity transactions.

Robin P. Selati has served as a Director since March 1997. Mr. Selati is a Managing Director of Madison Dearborn Partners, LLC, a private equity firm, and joined the firm in 1993. Before 1993, Mr. Selati was associated with Alex Brown & Sons Incorporated in the consumer/retail investment banking group. Mr. Selati also serves on the Board of Directors of Peter Piper, Inc., Tuesday Morning Corporation; NWL Holdings, Inc.; Beverages & More, Inc.; Family Christian Stores, Inc.; and Ruth’s Chris Steak House, Inc.

Clayton E. Wilhite has served as a Director since July 1997. Since January 1998, Mr. Wilhite has been with CFI Group, Inc., has been its Managing Partner since May 1998, and has served on its Board of Directors since September 1998. CFI Group, Inc. is an international management consulting firm specializing in measuring customer satisfaction. Between 1996 and 1998, he was the Chairman of Thurloe Holdings, L.L.C. Before 1996, Mr. Wilhite was with the advertising firm of D’Arcy Masius Benton & Bowles, Inc. having served as its Vice Chairman from 1995 to 1996, as President of DMB&B/North America from 1988 to 1995, and as Chairman and Managing Director of DMB&B/St. Louis from 1985 to 1988. From August 1996 through our acquisition of Pollo Tropical, Mr. Wilhite served on the Board of Directors of Pollo Tropical, Inc.

All directors hold office until the next annual meeting of stockholders or until their successors have been elected and qualified. Our executive officers are chosen by the Board and serve at its discretion. All of our directors also serve as directors of Carrols Holdings.

ITEM 11.	EXECUTIVE COMPENSATION

The following tables set forth certain information for the fiscal years ended December 31, 2002, 2001 and 2000 for our Chief Executive Officer and our next four most highly compensated executive officers who were serving as executive officers at December 31, 2002 and whose annual compensation exceeded $100,000. Stock option data refers to the stock options of Carrols Holdings.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Annual Compensation			Long-Term Compensation Securities Underlying Options(#)	Other Compensation(b)
	Year	Salary	Bonus(a)
Alan Vituli Chairman of the Board and Chief Executive Officer	2002 2001 2000	$525,000 500,004 475,008	$551,250 — 498,758	39,045 — —	$17,000 17,000 17,000

Daniel T. Accordino President, Chief Operating Officer and Director	2002 2001 2000	$400,008 380,004 360,000	$360,007 — 324,000	26,030 — —	$7,125 7,125 7,125

Nicholas A. Castaldo President and Chief Operating Officer, Pollo Tropical Division	2002 2001 2000	$347,288 330,000 315,000	— — $121,276	— — —	— — —

Paul R. Flanders Vice President, Chief Financial Officer and Treasurer	2002 2001 2000	$200,004 181,500 162,500	$180,004 — 121,875	1,900 1,000 325	— — —

Joseph A. Zirkman Vice President, General Counsel and Secretary	2002 2001 2000	$200,004 148,632 154,000	$180,004 — 115,500	1,900 1,000 300	— — —

(a)	We provide bonus compensation to executive officers based on an individual’s achievement of certain specified objectives and our achievement of specified increases in stockholder value. Of the bonuses earned in 2000 by Mr. Vituli, Mr. Accordino, Mr. Flanders and Mr. Zirkman, $120,177, $108,000, $40,625 and $38,500, respectively, was subject to deferral, one-third to be paid in each of the three succeeding years provided that stockholder value is at least equal to what it was in the year that the bonus was earned. At March 15, 2003, two-thirds of the aforementioned amounts have been paid.
(b)	Represents the premiums paid by the Company for split-dollar life insurance policies whereby Mr. Vituli and Mr. Accordino have designated beneficiaries.

	Option Grants in Last Fiscal Year Individual Grants				Potential Realizable Value at Assumed Annual Rates of Stock Appreciation for Option Term(b)
Name	Number of Securities Underlying Options Granted(a)	% of Total Options Granted to Employees in 2002	Exercise Price (Price per Share)	Expiration Date
					5%	10%
Alan Vituli	39,045	40.5%	$113.00	12/31/2012	$2,774,538	$7,031,614
Daniel T. Accordino	26,030	27.0%	113.00	12/31/2012	1,849,692	4,687,743
Paul R. Flanders	1,900	2.0%	113.00	12/31/2012	135,014	342,171
Joseph A. Zirkman	1,900	2.0%	113.00	12/31/2012	135,014	342,171

(a)	Stock option grants were granted under the 1996 Long-Term Incentive Plan. The options granted to Mr. Vituli and to Mr. Accordino vested and became exercisable immediately at the date of grant. Options granted to Mr. Flanders and Mr. Zirkman become exercisable at the rate of 25% per year beginning on December 31, 2002.
(b)	Potential realizable value is based on an assumption that the price of Carrols Holdings’ common shares appreciates at 5% and 10% annually (compounded) from the date of grant until the end of the option term. These calculations are based on requirements promulgated by the Commission and are not intended to forecast possible future appreciation of the stock price.

Compensation Committee Interlocks and Insider Participation

During the last fiscal year, no executive officer of ours served as a director of or member of a compensation committee of any entity for which any of the persons serving on our Board of Directors or on the Compensation Committee of the Board of Directors is an executive officer. The Compensation Committee is comprised of Messrs. Chereskin and Wilhite.

Board of Directors

Directors’ Compensation.    Directors who are our employees do not receive any additional compensation for serving as directors. Directors who are not our employees receive a fee of $15,000 per annum. All directors are reimbursed for all reasonable expenses they incur while acting as directors, including as members of any committee of the Board of Directors.

Liability Limitation.    As permitted under the Delaware General Corporation Law, our Restated Certificate of Incorporation provides that a director will not be personally liable to us or our stockholders for monetary damages for breach of a fiduciary duty owed to us or our stockholders. By its terms and in accordance with the laws of the State of Delaware, however, this provision does not eliminate or limit the liability of any of our directors:

•	for any breach of the director’s duty of loyalty to us or our stockholders;

•	for an act or omission not in good faith or involving intentional misconduct or a knowing violation of law;

•	for any transaction from which the director derived an improper personal benefit; or

•	for an improper declaration of dividends or purchase or redemption of our securities.

Indemnification.    Our Restated Certificate of Incorporation provides that we will indemnify our directors and officers to the fullest extent permitted by Delaware law.

Description of Plans

Employee Retirement Plan.    Prior to July 1, 2002, we offered three retirement plans, a savings plan for salaried Burger King employees (the “Carrols Corporation Retirement Savings Plan”), a 401(k) plan for Pollo Tropical employees (the “Pollo Tropical 401(k) Plan”) and a 401(k) plan for Taco Cabana employees (the “Taco Cabana Plan”).

Effective July 1, 2002, the Carrols Corporation Retirement Savings Plan was restated and the Pollo Tropical 401(k) Plan and the Taco Cabana Plan merged into the Carrols Corporation Retirement Savings Plan. Under the restated plan, our contributions begin to vest after one year and fully vest after five years of service. A year of service is defined as a plan year during which an employee completes at least 1,000 hours of service. Our contributions are equal to 50% of the employee’s contribution to a maximum contribution of $520 annually. The plan includes a savings option pursuant to section 401(k) of the Internal Revenue Code in addition to a post tax savings option. Participating employees may contribute up to 18% of their salary annually to either of the savings options, subject to other limitations. The employees have various investment options available under a trust established by the plan. The employee’s contributions may be withdrawn at any time, subject to restrictions on future contributions. Our matching contributions may be withdrawn under certain conditions of financial necessity or hardship as defined in the plan. Our contributions to the Carrols Corporation Retirement Savings Plan totaled $468,000, $327,000 and $344,000 for the years ended December 31, 2002, 2001 and 2000, respectively.

Pollo Tropical 401(k) Savings Plan.    Under the Pollo Tropical 401(k) Plan, all employees who were age 21 or older and who had been credited with at least 1,000 hours of service within 12 consecutive months were eligible to participate in the plan. Employees could contribute up to 15% of their salary on a pre-tax basis and could self-direct contributions to various investment options. We made discretionary matching contributions, which were allocated to participants based on the participant’s eligible deferrals during the plan year. Our contributions vested at a rate of 33% for each year of service. Our contributions to the Pollo Tropical 401(k) Plan totaled $21,000, $24,000 and $39,000 for the years ended December 31, 2002, 2001 and 2000, respectively.

Taco Cabana 401(k) Savings Plan.    Under the Taco Cabana 401(k) Plan, all employees who were age 21 or older and who had been credited with at least 1,000 hours of service within 12 consecutive months were eligible to participate in the plan. Employees could contribute up to 15% of their salary on a pre-tax basis and could self-direct contributions to various investment options. During 2000, the plan was modified to include a contribution equal to $0.25 for every $1.00 contributed to the plan up to 3% of an employee’s salary. Our contributions vested at a rate of 20% for each year of service. Our contributions to the Taco Cabana 401(k) Plan totaled $2,000 and $33,000 for the years ended December 31, 2002 and 2001, respectively.

Bonus Plans.    We have cash bonus plans designed to promote and reward excellent performance by providing employees with incentive compensation. Key senior management executives of each operating division can be eligible for bonuses equal to varying percentages of their respective annual salaries determined by our performance as well as the division’s performance.

Long-Term Incentive Plans.    Carrols Holdings maintains several long-term incentive plans. These plans and the number of options authorized as of February 15, 2003 were as follows:

Carrols Holdings Corporation 1996 Long-Term Incentive Plan	189,325
Carrols Holdings Corporation 1998 Directors’ Stock Option Plan	10,000
Carrols Holdings Corporation 1998 Pollo Tropical Long-Term Incentive Plan	100,000
Carrols Holdings Corporation 2001 Taco Cabana Long-Term Incentive Plan	500,000

These plans are designed to advance our interests and the interests of Carrols Holdings by providing an additional incentive to attract, retain and motivate qualified and competent persons through the encouragement of stock ownership or stock appreciation rights in Carrols Holdings. Under the terms of these plans, we may grant awards such as “Incentive Stock Options” (as defined under Section 422 of the Internal Revenue Code), nonqualified stock options, stock appreciation rights, restricted stock, performance shares and performance units and other stock-based awards to certain of our employees, including executive officers, and our subsidiaries’ officers and employees. Eligibility under the 1998 Directors’ Stock Option Plan is limited to non-employee Directors of our Board. Directors that are our employees or employees of Carrols Holdings, Madison Dearborn Capital Partners or BIB Holdings, or any of their respective affiliates are not eligible under this plan.

The 1996 Long-Term Incentive Plan and the 1998 Directors’ Stock Option Plan permit the Compensation Committee of the Board of Directors of Carrols Holdings to grant, from time to time, options to purchase shares of Carrols Holdings’ Company class of common stock. The 1998 Pollo Tropical Long-Term Incentive Plan provides for the granting of options to purchase shares of Carrols Holdings’ Pollo Tropical class of common stock and the 2001 Taco Cabana Long-Term Incentive Plan provides for the granting of options to purchase shares of Carrols Holdings’ Taco Cabana class of common stock.

The vesting periods for options and the expiration dates for exercisability of options granted under these plans are determined by Carrols Holdings’ Compensation Committee; however, the exercise period for an option granted may not exceed ten years from the date of the grant. On February 26, 2003 the Carrols Holdings’ Compensation Committee extended the expiration date to February 29, 2012 for all options granted prior to March 1, 2002 under the 1996 Long-Term Incentive Plan for all Named Executive Officers and certain other officers of the Company. The Carrols Holdings’ Compensation Committee determines the option exercise price per share of any option granted; however, the option price per share of an option intended to qualify as an Incentive Stock Option shall not be less than the fair market value of the applicable class of Carrols Holdings’ common stock on the date such option is granted. Payment of such option exercise price shall be made:

(1)  in cash;

(2)  by delivering shares of Carrols Holdings’ common stock already owned by the holder of such options;

(3)  by delivering a promissory note (except in the case of executive officers and directors);

(4)  by a combination of any of the foregoing, in accordance with the terms of the particular plan, the applicable stock option agreement and any applicable guidelines of Carrols Holdings’ Compensation Committee in effect at the time; or

(5)  by any other means approved by Carrols Holdings’ Compensation Committee.

If the holder of an option issued pursuant to these plans (other than executive officers or directors) elects to pay the exercise price of such option by delivering a promissory note, such promissory note may be either:

(1)  unsecured and fully recourse against the holder of such option; or

(2)  nonrecourse with respect to payment of the principal amount, recourse with respect to the payment of interest, and secured by the shares of Carrols Holdings’ common stock being purchased by such exercise and by other assets having a fair market value equal to not less than 40% of the exercise price of such option. In either event, such note shall mature on the fifth anniversary of the date of the note and bear interest at the rate provided under Section 1274(d) of the Internal Revenue Code of 1986, as amended from time to time.

Pursuant to these plans, in the event of a Change of Control (as defined in the respective plan) any and all options issued and outstanding will vest and become exercisable in full on the date of such Change of Control. Under the terms of the 1998 Pollo Tropical Long-Term Incentive Plan, a change of control includes both a change of control of Carrols Holdings or a sale of the Pollo Tropical Group. Under the terms of the 2001 Taco Cabana Long-Term Incentive Plan, a change of control includes both a change of control of Carrols Holdings or a sale of the Taco Cabana Group.

As soon as practicable but no later than thirty days before such Change of Control, Carrols Holdings’ Compensation Committee shall notify any holder of an option granted under the respective plan of such Change of Control. Further, upon a Change of Control that qualifies as an Approved Sale (as defined in the respective plan) in which the outstanding Carrols Holdings’ common stock is converted or exchanged for or becomes a right to receive any cash, property or securities other than Illiquid Consideration (as defined in the respective plan),

(1)  each option granted under the respective plan shall become exercisable solely for the amount of such cash, property or securities that the holder of such option would have been entitled to had such option been exercised immediately prior to such event;

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

Description of Employment Agreements

Vituli Employment Agreement.    Effective March 27, 2002, we entered into an Extension of Employment Agreement with Alan Vituli which extended the term of an Employment Agreement dated March 27, 1997 between us and Mr. Vituli upon the same terms and conditions as previously set forth in the employment agreement. Pursuant to the employment agreement, which now expires September 30, 2004, Mr. Vituli will continue to serve as our Chairman of the Board and Chief Executive Officer. The employment agreement is subject to automatic renewals for successive one-year terms unless either we or Mr. Vituli elect not to renew by giving written notice to the other at least 90 days before a scheduled expiration date. The employment agreement provides that Mr. Vituli receive a base salary, which was $550,000 when the agreement was extended, and provides that such amount be increased annually by at least $25,000 on each January 1. Pursuant to the employment agreement, Mr. Vituli participates in our Executive Bonus Plan and any of our stock option plans applicable to executive employees. The employment agreement also requires us to maintain the premium payments on a split-dollar life insurance policy on the life of Mr. Vituli providing a death benefit of $1.5 million payable to an irrevocable trust designated by Mr. Vituli. The employment agreement also provides that if Mr. Vituli’s employment is terminated without Cause (as defined in the employment agreement) following a Change of Control (as defined in the employment agreement), Mr. Vituli will receive a cash lump sum equal to his salary during the previous 12 months. The employment agreement includes non-competition and non-solicitation provisions effective during the term of the employment agreement and for two years following its termination.

Accordino Employment Agreement.    Effective March 27, 2002, we entered into an Extension of Employment Agreement with Daniel T. Accordino which extended the term of an Employment Agreement dated March 27, 1997 between us and Mr. Accordino upon the same terms and conditions as previously set forth in the employment agreement. Pursuant to the employment agreement, which now expires September 30, 2004, Mr. Accordino will continue to serve as our President and Chief Operating Officer. The employment agreement is subject to automatic renewals for successive one-year terms unless either we or Mr. Accordino elect not to renew by giving written notice to the other at least 90 days before a scheduled expiration date. The employment agreement provides that Mr. Accordino receive a base salary, which was $420,000 when the agreement was extended, and provides that such amount be increased annually by at least $20,000 on each January 1. Pursuant to the employment agreement, Mr. Accordino participates in our Executive Bonus Plan and any of our stock option plans applicable to executive employees. The employment agreement also requires us to maintain the premium payments on a split-dollar life insurance policy on the life of Mr. Accordino providing a death benefit of $1.0 million payable to an irrevocable trust designated by Mr. Accordino. The employment agreement also provides that if Mr. Accordino’s employment is terminated without Cause (as defined in the employment agreement) following a Change of Control (as defined in the employment agreement), Mr. Accordino will receive a cash lump sum equal to his salary during the previous 12 months. The employment agreement includes non-competition and non-solicitation provisions effective during the term of the employment agreement and for two years following its termination.

Castaldo Employment Agreement.    Effective July 20, 1998, in connection with our acquisition of Pollo Tropical, we entered into an Amended and Restated Employment Agreement with Nicholas A. Castaldo, which amended and restated an Employment Agreement dated September 19, 1995, as amended May 5, 1997, between Pollo Tropical and Mr. Castaldo. Pursuant to the amended agreement, Mr. Castaldo serves as the President and Chief Operating Officer of our Pollo Tropical Division. The agreement is for an initial term commencing on July 20, 1998 and ending September 30, 2003, and will be subject to renewal for up to two additional one-year periods at our option, exercisable by giving written notice to Mr. Castaldo by no later than July 31, 2003 or 2004, as applicable. Pursuant to the agreement, Mr. Castaldo receives a base salary of $300,000 per year during the term, which amount increases on each January 1st during the term by at least 5% subject to additional increases that may be authorized by our Board of Directors. Pursuant to the agreement, Mr. Castaldo is eligible to receive an annual bonus of up to 100% of his base salary (of which not more than 50% may be subject to deferral provisions in our Executive Bonus Plan (as defined in the agreement)), which bonus will be payable in accordance with our Executive Bonus Plan and is based solely upon the achievement by Mr. Castaldo of certain corporate and individual performance standards during the relevant period as reasonably established by us with Mr. Castaldo. Pursuant to the agreement, Mr. Castaldo was granted non-qualified options to purchase 5% of Holdings’ Pollo Tropical common stock pursuant to the 1998 Pollo Tropical Long-Term Incentive Plan.

Mr. Castaldo’s agreement provides that if Mr. Castaldo’s employment is terminated by us without Cause (as defined in the agreement) or by Mr. Castaldo for Good Reason (as defined in the agreement), or if the term of the agreement expires, then Mr. Castaldo is entitled to the following payments and benefits:

(1)  An amount equal to the greater of:

(a)  Mr. Castaldo’s base salary then in effect, from the date on which his employment is terminated or expires under the terms of the agreement until 12 months after such termination date; or

(b)  Mr. Castaldo’s base salary from such termination date through the end of the initial term. The foregoing will be payable as follows: a lump sum equal to one year’s then current base salary payable within ten days of such termination date and the balance, if any, payable in 24 equal monthly installments;

(2)  Mr. Castaldo’s stock options granted under the Option Agreement (as defined in the agreement) shall vest as set forth in and in accordance with the terms and provisions of the Option Agreement;

(3)  Mr. Castaldo’s health and medical insurance benefits will be continued at our expense through the date which is 24 months following the termination date; and

(4)  any portion of bonus that was deferred under the Pollo Tropical Executive Bonus Plan will be payable in a lump sum within ten days of the termination date.

Mr. Castaldo’s agreement includes non-competition and non-solicitation provisions effective during the term of the agreement and for two years following its termination.

Option Agreements

Vituli and Accordino Option Agreements Pursuant to the 1996 Long-Term Incentive Plan.     In March 1997, Holdings granted options to purchase 43,350 and 28,900 shares of Holdings’ Carrols class of common stock under the 1996 Long-Term Incentive Plan at an exercise price of $101.7646 per share in exchange for options then held by the Vituli Family Trust and by Mr. Accordino, respectively. These options had a term of ten years from the date of grant and became exercisable at varying rates through December 31, 2000 at which time they became fully vested. On March 1, 2002, the expiration date for these options was extended to February 29, 2012.

On March 1, 2002, Holdings granted to Mr. Vituli and Mr. Accordino, under the 1996 Long-Term Incentive Plan, options to purchase 39,045 and 26,030 shares of Holdings’ Carrols class of common stock, respectively. These options have a term of ten years from the date of grant, an exercise price of $113.00 per share and were immediately exercisable when issued.

Non-Plan Option Agreements.    In March 1997, Holdings granted to Mr. Vituli, Mr. Accordino and Mr. Zirkman nonqualified stock options to purchase 29,480, 2,579 and 368 shares, respectively, of Holdings’ Carrols common stock at an exercise price of $101.7646 per share. The options had a term of ten years from the date of grant and became exercisable on the five consecutive anniversaries of the date of grant. On March 1, 2002, the expiration date for these options was extended to February 29, 2012. These options have substantially the same terms as options issued under the 1996 Long-Term Incentive Plan with respect to: (1) the method of payment of the exercise price of the option; and, (2) the effect of a Change of Control (as defined in the 1996 Long-Term Incentive Plan).

Castaldo Option Agreement.    In conjunction with Mr. Castaldo’s employment agreement Holdings granted Mr. Castaldo a nonqualified stock option to purchase 50,000 shares of Holdings’ Pollo Tropical class of common stock under the 1998 Pollo Tropical Long-Term Incentive Plan. The option has a term of ten years from the date of grant becoming exercisable as follows:

(1)  20,000 shares on July 19, 1999 at an exercise price of $77.50 per share;

(2)  7,500 shares on July 19, 2000 at an exercise price of $88.80 per share;

(3)  7,500 shares on July 19, 2001 at an exercise price of $102.90 per share;

(4)  7,500 shares on July 19, 2002 at an exercise price of $119.50 per share; and,

(5)  7,500 shares on July 19, 2003 at an exercise price of $137.00 per share.

Other Agreements

Change of Control Agreement.    On December 27, 2002, we entered into a Change of Control Agreement with two of our Named Executive Officers, Paul R. Flanders and Joseph A. Zirkman, and four other officers of the Company (the “Employees”). The Change of Control Agreement provides that if within one year of a Change of Control (as defined in the Change of Control Agreement) of either Carrols Holdings or the Company, or an Employee’s employment is terminated by us without Cause (as defined in the Change of Control Agreement) or by the Employee for Good Reason (as defined in the Change of Control Agreement), then such Employee shall be entitled to receive (a) a lump sum payment in the amount of one year’s salary at the then current rate, (b) a prorated bonus payment through the date of termination and in accordance with the Executive Bonus Plan then in effect and (c) continued coverage under our welfare and benefits plans for such Employee and his dependents for a period of up to one year or sooner if such benefits are provided to the Employee by a new employer. The payments and benefits due under the Change of Control Agreement cannot be reduced by any compensation earned by Employee or any benefits provided to the Employee as a result of employment by another employer or otherwise. The payments are also not subject to any set-off, counterclaim, recoupment, defense or other right that we may have against the Employee.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following tables set forth the number and percentage of shares of our voting stock and Carrols Holdings’ voting common stock beneficially owned, as of February 15, 2003, by:

(1)  all persons known by us to be the beneficial owners of more than 5% of the shares of such voting common stock;

(2)  each of our directors who owns shares of such voting common stock;

(3)  each of our executive officers included in the Summary Compensation Table above; and

(4)  all of our executive officers and directors as a group.

	Shares Beneficially Owned
	Number	Percentage
Stockholders of Carrols Corporation:
Carrols Holdings Corporation	10	100%
968 James Street Syracuse, New York 13203

	Carrols Class		Pollo Tropical Class		Taco Cabana Class
	Number	Percentage	Number	Percentage	Number	Percentage
Stockholders of Carrols Holdings Corporation(a):
BIB Holdings (Bermuda) Ltd.(b)	566,667	42.0%
c/o Dilmun Investments, Inc. 84 West Park Place Stamford, CT 06901

Madison Dearborn Capital Partners, L.P.	283,333	21.0%
Three First National Plaza Suite 3800 Chicago, IL 60602

Madison Dearborn Capital Partners II, L.P.	283,334	21.0%
(Same address as Madison Dearborn Capital Partners, L.P.)

Executive Officers and Directors:
Alan Vituli(c)	121,702	9.0%
Daniel T. Accordino	58,369	4.3%
Nicholas A. Castaldo	—	—	42,500	4.4%
Paul R. Flanders	3,519.3%
Joseph A. Zirkman	3,113.3%
Michael A. Biviano	—	—	—	—	10,000	0.1%
Clayton E. Wilhite	2,250.2%
Directors and executive officers of Carrols as a group (12 persons)	190,225	14.1%	42,500	4.4%	10,000	0.1%

(a)	The number of shares shown in the table includes stock options which are currently exercisable or exercisable within 60 days to purchase: 111,875 shares held by Mr. Vituli; 57,509 shares held by Mr. Accordino; 42,500 held by Mr. Castaldo; 3,519 shares held by Mr. Flanders; 2,990 shares held by Mr. Zirkman; and 2,250 shares held by Mr. Wilhite.
(b)	These 566,667 shares of Holdings’ common stock were previously owned by Atlantic Restaurants, Inc. which was formed to effect the acquisition of the company in 1996. Atlantic Restaurants, Inc., which was a wholly-owned subsidiary of BIB Holdings, was merged into BIB Holdings on February 10, 1999.
(c)	Includes 111,875 vested stock options contributed to and held by the Vituli Family Trust.

Equity Compensation Plan Information

The following table provides information, as of December 31, 2002, with respect to all of Carrols Holdings’ compensation plans under which equity securities of Carrols Holdings are authorized for issuance:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance
Equity compensation plans approved by security holders:
1996 Long-Term Incentive Plan	180,103	$109.65	9,222
1998 Directors’ Stock Option Plan	3,000	$116.00	7,000
1998 Pollo Tropical Long-Term Incentive Plan	84,075	$101.66	15,925
2001 Taco Cabanas Long-Term Incentive Plan	306,000	$11.92	194,000

Subtotal	573,178	$56.34	226,147
Equity compensation plans not approved by security holders	—	—	—

Total	573,178	$56.34	226,147

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Stockholders Agreement.    On March 27, 1997, in connection with the investment by Madison Dearborn Capital Partners, L.P. and Madison Dearborn Capital Partners II, L.P., all holders of Carrols Holdings’ voting common stock entered into a Stockholders Agreement. The agreement provides that all holders of Carrols Holdings’ voting common stock will vote their common stock in order to cause the following individuals to be elected to the Board of Directors of Carrols Holdings and each of its subsidiaries (including us):

(a)  three representatives designated collectively by Madison Dearborn Capital Partners, L.P. and Madison Dearborn;

(b)  three representatives designated by BIB Holdings; and

(c)  two representatives designated by Mr. Vituli as long as Mr. Vituli is our Chief Executive Officer, subject in each case to adjustment if the percentage holdings of each decreases below a certain threshold.

In addition, the agreement provides for certain limitations on the ability of holders of Carrols Holdings’ common stock to sell, transfer, assign, pledge or otherwise dispose of their common stock. The agreement contains covenants requiring us to obtain the prior consent of Madison Dearborn Capital Partners, L.P., Madison Dearborn Capital Partners II, L.P., and BIB Holdings before taking certain actions including the redemption, purchase or other acquisition of Carrols Holdings’ capital budget approved by Carrols Holdings’ Board of Directors for that year or the entry into the ownership, active management or operation of any business other than Burger King franchise restaurants.

Registration Rights Agreement.    On March 27, 1997, in connection with the investment by Madison Dearborn Capital Partners, L.P. and Madison Dearborn Capital Partners II, L.P., those entities, BIB Holdings, Alan Vituli, Daniel T. Accordino and Joseph A. Zirkman entered into a registration agreement with Carrols Holdings. The registration agreement provides for demand and piggyback rights with respect to Carrols Holdings’ common stock. The Madison Dearborn Capital Partners, L.P. and Madison Dearborn Capital Partners II, L.P. or BIB Holdings may demand registration under the Securities Act of all or any portion of their shares of Carrols Holdings’ common stock or options for shares of Carrols Holdings’ common stock (the “Registrable Securities”), provided that:

(1)  in the case of the first demand registration, Madison Dearborn Capital Partners, L.P., and Madison Dearborn Capital Partners II, L.P. and BIB Holdings must consent to a demand registration unless Carrols Holdings has completed a registered public offering of the Carrols Holdings’ common stock; and

(2)  all demand registrations on Form S-1 must be underwritten.

Madison Dearborn Capital Partners, L.P. and Madison Dearborn Capital Partners II, L.P., collectively, and BIB Holdings are each entitled to request:

(1)  three demand registrations on Form S-1 in which Carrols Holdings will pay all registration expenses, provided that the offering value of the Registrable Securities is at least $15 million; and

(2)  an unlimited number of demand registrations on Form S-3 in which Carrols Holdings will pay all registration expenses, provided that the offering value of the Registrable Securities is at least $5 million with an underwritten offering equal to at least $10 million.

Whenever Carrols Holdings proposes to register any of its securities (other than pursuant to a demand registration) and the registration form may be used for the registration of Registrable Securities, Carrols Holdings shall give prompt written notice to all holders of Registrable Securities of its intention to effect such a registration and shall include in such registration all Registrable Securities to which Carrols Holdings has received written requests for inclusion in such registration within 20 days after receipt of Carrols Holdings’ notice. Carrols Holdings shall pay the registration expenses of the holders of Registrable Securities in all such piggyback registrations. The Registration Agreement contains typical “cut back” provisions in connection with both demand registrations and piggyback registrations. We will provide the holders of the Registrable Securities with typical indemnification in the event of certain misstatements or omissions made in connection with both demand registrations and piggyback registrations.

ITEM 14.	CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Exchange Act, within the 90 days prior to the filing date of this report, the Company’s Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective. There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls, nor any significant deficiencies or material weaknesses in such controls requiring corrective actions, subsequent to the date of their evaluation.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)  Financial Statements

Page
CARROLS CORPORATION AND SUBSIDIARIES
Opinion of Independent Certified Public Accountants	F-1
Financial Statements:
Consolidated Balance Sheets	F-2
Consolidated Statements of Operations	F-3
Consolidated Statements of Stockholder’s Equity	F-4
Consolidated Statements of Cash Flows	F-5 to F-6
Notes to Consolidated Financial Statements	F-7 to F-31

(b)  Financial Statement Schedules

Schedule	Description	Page
II	Valuation and Qualifying Accounts	F-32

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

2.1

Agreement and Plan of Merger dated June 3, 1998 by and between Carrols Corporation and Pollo Tropical, Inc. (incorporated by reference to Exhibit (c)(1) to the Tender Offer Statement on Schedule 14 (d)(1) dated July 3, 1998)

2.2

Agreement and Plan of Merger among Carrols Corporation, Spur Acquisition Corp. and Taco Cabana, Inc. dated October 6, 2000 (incorporated by reference to Exhibit 2.2 to Carrols Corporation’s Form 8-K filed October 11, 2000).

3.1	Restated By-laws (incorporated by reference to Exhibit 3.(3)(b) to Carrols Corporation’s 1986 Annual Report on Form 10-K)

3.3

Certificate of Amendment to the Restated Certificate of Incorporation of Carrols Holdings Corporation (incorporated by reference to Exhibit 3.3 to Carrols Corporation’s September 30, 2001 Quarterly Report on Form 10-Q)

4.1

Indenture, dated as of November 24, 1998, between Carrols Corporation, the Guarantors named therein and IBJ Schroder Bank & Trust Company, as Trustee (incorporated by reference to Exhibit 4.1 to Carrols Corporation’s Form S-4 filed February 2, 1999)

4.2

Exchange and Registration Rights Agreement, dated as of November 24, 1998, among Carrols Corporation and Chase Securities Inc. and NationsBanc Montgomery Securities LLC (incorporated by reference to Exhibit 4.2 to Carrols Corporation’s Form S-4 filed on February 2, 1999)

4.3	Form of 9 1/2% Senior Subordinated Note due 2008 (incorporated by reference to Exhibit 4.3 to Carrols Corporation’s Form S-4 filed February 2, 1999)

4.4	First Supplement to Indenture dated as of December 19, 2000 (incorporated by reference to Exhibit 4.4 to Carrols Corporation’s March 31, 2001 Quarterly Report on Form 10-Q)

4.5

Form of Stockholders Agreement by and among Carrols Holdings Corporation, Madison Dearborn Capital Partners, L.P., Madison Dearborn Capital Partners II, L.P., Atlantic Restaurants, Inc., Alan Vituli, Daniel T. Accordino and Joseph A. Zirkman (incorporated by reference to Exhibit 10.23 to Carrols Corporation’s 1996 Annual Report on Form 10-K)

4.6

Form of Registration Agreement by and among Carrols Holdings Corporation, Atlantic Restaurants, Inc., Madison Dearborn Capital Partners, L.P., Madison Dearborn Capital Partners II, L.P., Alan Vituli, Daniel T. Accordino and Joseph A. Zirkman (incorporated by reference to Exhibit 10.24 to Carrols Corporation’s 1996 Annual Report on Form 10-K)

10.1

Stock Purchase Agreement dated as of February 25, 1997 by and among Madison Dearborn Capital Partners, L.P., Madison Dearborn Capital Partners II, L.P., Atlantic Restaurants, Inc. and Carrols Holdings Corporation (incorporated by reference to Exhibit 10.12 to Carrols Corporation’s 1996 Annual Report on Form 10-K)

(1)10.2

Amended and Restated Employment Agreement dated as of July 20, 1998 by and between Carrols Corporation and Nicholas A. Castaldo (incorporated by reference to Exhibit 10.11 to Carrols Corporation’s Form S-4 filed February 2, 1999)

(1)10.3	Carrols Corporation 1996 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.20 to Carrols Corporation’s 1996 Annual Report on Form 10-K)

(1)10.4

Stock Option Agreement dated as of December 30, 1996 by and between Carrols Corporation and Alan Vituli (incorporated by reference to Exhibit 10.21 to Carrols Corporation’s 1996 Annual Report on Form 10-K)

Exhibit Number	Description

(1)10.5

Stock Option Agreement dated as of December 30, 1996 by and between Carrols Corporation and Daniel T. Accordino (incorporated by reference to Exhibit 10.22 to Carrols Corporation’s 1996 Annual Report on Form 10-K)

(1)10.8

Form of Second Amended and Restated Employment Agreement dated March 27, 1997 by and between Carrols Corporation and Alan Vituli (incorporated by reference to Exhibit 10.25 to Carrols Corporation’s 1996 Annual Report on Form 10-K)

(1)10.9

Form of Second Amended and Restated Employment Agreement dated March 27, 1997 by and between Carrols Corporation and Daniel T. Accordino (incorporated by reference to Exhibit 10.26 to Carrols Corporation’s 1996 Annual Report on Form 10-K)

(1)10.10	Form of Carrols Holdings Corporation 1996 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.27 to Carrols Corporation’s 1996 Annual Report on Form 10-K)

(1)10.11	Form of Stock Option Agreement by and between Carrols Holdings Corporation and Alan Vituli (incorporated by reference to Exhibit 10.28 to Carrols Corporation’s 1996 Annual Report on Form 10-K)

(1)10.12	Form of Stock Option Agreement by and between Carrols Holdings Corporation and Daniel T. Accordino (incorporated by reference to Exhibit 10.29 to Carrols Corporation’s 1996 Annual Report on Form 10-K)

(1)10.13

Form of Unvested Stock Option Agreement by and between Carrols Holdings Corporation and Alan Vituli (incorporated by reference to Exhibit 10.30 to Carrols Corporation’s 1996 Annual Report on Form 10-K)

(1)10.14

Form of Unvested Stock Option Agreement by and between Carrols Holdings Corporation and Daniel T. Accordino (incorporated by reference to Exhibit 10.31 to Carrols Corporation’s 1996 Annual Report on Form 10-K)

(1)10.15

Form of Unvested Stock Option Agreement by and between Carrols Holdings Corporation and Joseph A. Zirkman (incorporated by reference to Exhibit 10.32 to Carrols Corporation’s 1996 Annual Report on Form 10-K)

10.16

First Amendment to the Stock Purchase Agreement dated March 27, 1997 by and among Carrols Holdings Corporation, Atlantic Restaurants, Inc., Madison Dearborn Capital Partners, L.P. and Madison Dearborn Capital Partners II, L.P. (incorporated by reference to Exhibit 10.38 to Carrols Corporation’s current report on Form 8-K filed March 27, 1997)

10.17

Purchase and Sale Agreement dated as of January 15, 1997 by and between Carrols Corporation, as Purchaser, Omega Services, Inc. as Seller and Mr. Harold W. Hobgood as Omega’s Agent (incorporated by reference to Exhibit 10.39 to Carrols Corporation’s current report on
Form 8-K filed March 27, 1997)

10.18

Purchase and Sale Agreement dated as of January 15, 1997 by and between Carrols Corporation, as Purchaser, Omega Services, Inc. as Seller and Mr. Harold W. Hobgood as Omega’s Agent (incorporated by reference to Exhibit 10.40 to Carrols Corporation’s current report on Form 8-K filed March 27, 1997)

10.19

Purchase Agreement dated as of July 7, 1997 among Carrols Corporation, as Purchaser, and the individuals and trusts listed on Exhibit A attached thereto, as Sellers, the individuals and entities listed on Exhibit B attached thereto, as Affiliated Real Property Owners, and Richard D. Fors, Jr. and Charles J. Mund, as the Seller’s representatives (incorporated by reference to Exhibit 10.41 to Carrols Corporation’s current report on Form 8-K filed August 20, 1997)

(1)10.20	Carrols Holdings Corporation 1998 Directors’ Stock Option Plan (incorporated by reference to Exhibit 10.29 to Carrols Corporation Form S-4 filed February 2, 1999)

Exhibit Number	Description

10.21

Supply Agreement between AmeriServe Food Distribution, Inc. and Carrols Corporation dated January 31, 1999 (incorporated by reference to Exhibit 10.31 to Carrols Corporation’s June 30, 1999 Quarterly Report on Form 10-Q)

(1)10.22	Carrols Holdings Corporation 1998 Pollo Tropical Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to Carrols Corporation’s September 30, 1999 Quarterly Report on Form 10-Q)

(1)10.23	Carrols Corporation Retirement Savings Plan dated April 1, 1999 (incorporated by reference to Exhibit 10.29 to Carrols Corporation’s 1999 Annual Report on Form 10-K)

10.24

Loan Agreement dated as of December 19, 2000 among Carrols Corporation, The Chase Manhattan Bank, Bank of America, N.A., Suntrust Bank, Atlanta, Manufacturers and Traders Trust Company, and the other lenders now or hereafter parties hereto (incorporated by reference to Exhibit 10.30 to Carrols Corporation’s Form 8-K filed January 3, 2001)

(1)10.25	Carrols Holdings Corporation 2001 Taco Cabana Long-Term Incentive Plan

(1)10.26	Carrols Corporation and Subsidiaries Deferred Compensation Plan dated January 1, 2002 (incorporated by reference to Exhibit 10.26 to Carrols Corporation’s March 31, 2002 Quarterly Report on Form 10-Q)

(1)10.27

Extension of Employment Agreement dated March 27, 2002 by and between Carrols Corporation and Alan Vituli (incorporated by reference to Exhibit 10.27 to Carrols Corporation’s June 30, 2002 Quarterly Report on Form 10-Q)

(1)10.28

Extension of Employment Agreement dated March 27, 2002 by and between Carrols Corporation and Daniel T. Accordino (incorporated by reference to Exhibit 10.28 to Carrols Corporation’s June 30, 2002 Quarterly Report on Form 10-Q)

(1)10.29	Carrols Corporation Retirement Savings plan July 1, 2002 Restatement (incorporated by reference to Exhibit 10.29 to Carrols Corporation’s September 29, 2002 Quarterly Report on Form 10-Q)

(1)10.30

Addendum incorporating EGTRRA Compliance Amendment to Carrols Corporation Retirement Savings Plan dated September 12, 2002 (incorporated by reference to Exhibit 10.30 to Carrols Corporation’s September 29, 2002 Quarterly Report on Form 10-Q)

(1)(2)10.31	Carrols Corporation Change of Control Agreement dated December 27, 2002

(1)(2)10.32	Extension of Stock Option Awards dated March 1, 2002 by and between Carrols Holdings Corporation and Alan Vituli

(1)(2)10.33	Extension of Stock Option Awards dated March 1, 2002 by and between Carrols Holdings Corporation and Daniel T. Accordino

(1)(2)10.34	Extension of Stock Option Awards dated March 1, 2002 by and between Carrols Holdings Corporation and Paul Flanders

(1)(2)10.35	Extension of Stock Option Awards dated March 1, 2002 by and between Carrols Holdings Corporation and Joseph Zirkman

(1)(2)10.36	Extension of Stock Option Awards dated March 1, 2002 by and between Carrols Holdings Corporation and Timothy LaLonde

(1)(2)10.37	Extension of Stock Option Awards dated March 1, 2002 by and between Carrols Holdings Corporation and Michael Biviano

(2)21.1	List of Subsidiaries

Exhibit Number	Description

(2)99.1	Certificate Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated March 31, 2003 by Alan Vituli

(2)99.2	Certificate Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated March 31, 2003 by Paul R. Flanders

(1)	Management contract or compensatory plan or arrangement identified pursuant to this report.
(2)	Filed herewith.

(b)  Reports on Form 8-K

No current reports on Form 8-K were filed during the quarter ended December 29, 2002.

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholder

of Carrols Corporation:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a), page 43, present fairly, in all material respects, the financial position of Carrols Corporation and its subsidiaries at December 29, 2002 and December 30, 2001 and the results of their operations and their cash flows for each of the three years in the period ended December 29, 2002 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(b), page 43, presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 1 to the consolidated financial statements, in 2002, upon the adoption of Financial Accounting Standards Board Statement No. 142, “Goodwill and Other Intangible Assets,” the Company ceased recording amortization of goodwill as of the beginning of the year.

/s/    PRICEWATERHOUSECOOPERS LLP

Syracuse, New York

February 14, 2003

CARROLS CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

December 31, 2002 and 2001

(in thousands of dollars)

	2002	2001
ASSETS
Current assets:
Cash and cash equivalents	$2,538	$2,405
Trade and other receivables, net of reserves of $128 and $128, respectively	1,306	1,741
Inventories	5,240	5,094
Prepaid rent	2,227	2,115
Prepaid expenses and other current assets	4,382	4,262
Refundable income taxes	1,253	1,133
Deferred income taxes (Note 7)	9,454	6,797

Total current assets	26,400	23,547

Property and equipment, at cost less accumulated depreciation and amortization of $146,782 and $124,744, respectively (Note 2)	223,790	213,346
Franchise rights, at cost less accumulated amortization of $47,109 and $43,341, respectively	90,620	94,844
Intangible assets, at cost less accumulated amortization of $10,062 and $10,056, respectively (Note 2)	122,378	122,433
Deferred income taxes (Note 7)	—	8,384
Other assets	10,389	11,449

Total assets	$473,577	$474,003

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Accounts payable	$16,099	$16,620
Accrued interest	1,415	1,518
Accrued payroll, related taxes and benefits	15,130	12,872
Other liabilities	14,415	15,706
Current portion of long-term debt (Notes 4 and 5)	12,299	10,029

Total current liabilities	59,358	56,745
Long-term debt, net of current portion (Notes 4 and 5)	348,615	363,615
Deferred income—sale/leaseback of real estate (Note 4)	5,887	3,881
Accrued postretirement benefits (Note 12)	2,585	2,310
Deferred income taxes (Note 7)	901	—
Other liabilities (Note 3)	29,572	32,397

Total liabilities	446,918	458,948

Commitments and contingencies (Notes 4 and 10)

Stockholder’s equity (Note 8):
Common stock, par value $1; authorized 1,000 shares, issued and outstanding —10 shares	—	—
Additional paid-in capital	24,485	24,485
Accumulated earnings (deficit)	2,174	(9,430)

Total stockholder’s equity	26,659	15,055

Total liabilities and stockholder’s equity	$473,577	$474,003

The accompanying notes are an integral part of these financial statements.

CARROLS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

Years Ended December 31, 2002, 2001 and 2000

(in thousands of dollars)

	2002	2001	2000
Revenues:
Restaurant sales	$655,545	$654,710	$465,862
Franchise royalty revenues and fees	1,482	1,579	1,039

Total revenues	657,027	656,289	466,901

Costs and expenses:
Cost of sales	183,976	189,947	132,646
Restaurant wages and related expenses	195,391	192,214	135,787
Other restaurant operating expenses	127,625	127,181	91,595
Advertising expense	28,041	28,830	20,554
General and administrative	36,610	35,393	26,403
Depreciation and amortization	39,580	43,495	28,856
Other expense (income) (Note 6)	—	8,841	(1,365)

Total operating expenses	611,223	625,901	434,476

Income from operations	45,804	30,388	32,425
Interest expense	27,532	32,988	23,666

Income (loss) before income taxes and extraordinary loss	18,272	(2,600)	8,759
Provision for income taxes (Note 7)	6,668	1,364	4,441

Net income (loss) before extraordinary loss	11,604	(3,964)	4,318
Extraordinary loss on extinguishment of debt, net of tax benefit (Note 5)	—	—	350

Net income (loss)	$11,604	$(3,964)	$3,968

The accompanying notes are an integral part of these financial statements.

CARROLS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDER’S EQUITY

Years Ended December 31, 2002, 2001 and 2000

(in thousands of dollars)

	Common Stock	Additional Paid-In-Capital	Accumulated (Deficit) Earnings	Total Stockholder’s Equity
Balance at December 31, 1999	$—	$24,485	$(9,434)	$15,051
Net income		—	3,968	3,968

Balance at December 31, 2000	—	24,485	(5,466)	19,019
Net loss	—	—	(3,964)	(3,964)

Balance at December 31, 2001	—	24,485	(9,430)	15,055
Net income	—	—	11,604	11,604

Balance at December 31, 2002	$—	$24,485	$2,174	$26,659

The accompanying notes are an integral part of these financial statements.

CARROLS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, 2002, 2001 and 2000

(in thousands of dollars)

	2002	2001	2000
Cash flows provided from operating activities:
Net income (loss)	$11,604	$(3,964)	$3,968
Adjustments to reconcile net income (loss) to net cash provided from operating activities:
Loss on disposal of property and equipment	24	390	—
Depreciation and amortization	39,580	43,495	28,856
Other expense (Note 6)	—	7,053	—
Extraordinary loss on extinguishment of debt, net of tax	—	—	350
Deferred income taxes	6,628	(599)	2,922
Changes in operating assets and liabilities:
Refundable income taxes	153	1,522	816
Accounts payable	(521)	3,251	(9,071)
Accrued payroll, related taxes and benefits	2,143	214	1,843
Accrued acquisition costs	(78)	(5,534)	5,612
Other liabilities—current	(450)	2,194	339
Accrued interest	(103)	(729)	327
Other liabilities—long-term	(4,379)	(1,549)	14,852
Other	(406)	691	(1,094)

Net cash provided from operating activities	54,195	46,435	49,720

Cash flow used for investing activities:
Capital expenditures:
New restaurant development	(27,465)	(14,525)	(11,928)
Restaurant remodeling	(16,254)	(21,895)	(10,357)
Other restaurant expenditures	(9,018)	(9,703)	(8,209)
Corporate and restaurant information systems	(1,418)	(1,452)	(5,663)
Acquisition of Burger King restaurants	—	(1,612)	—
Purchase of Taco Cabana, Inc. net of cash acquired	—	—	(154,668)

Total capital expenditures	(54,155)	(49,187)	(190,825)
Properties purchased for sale-leaseback	(925)	—	—
Proceeds from dispositions of property and equipment	9	31	7

Net cash used for investing activities	$(55,071)	$(49,156)	$(190,818)

The accompanying notes are an integral part of these financial statements.

CARROLS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)

Years Ended December 31, 2002, 2001 and 2000

(in thousands of dollars)

	2002	2001	2000
Cash flows provided from financing activities:
Proceeds (payments) on revolving credit facility, net	$(2,700)	$9,900	$11,500
Proceeds from term loans	—	—	150,000
Principal payments on term loans	(8,500)	(7,000)	(3,000)
Retirement of term loans	—	—	(44,000)
Proceeds (payments) from other notes payable, net	(978)	127	1,703
Principal payments on capital leases	(551)	(524)	(257)
Proceeds from sale-leaseback transactions	13,738	—	29,523
Financing costs associated with issuance of debt	—	(89)	(3,560)

Net cash provided from financing activities	1,009	2,414	141,909

Net increase (decrease) in cash and cash equivalents	133	(307)	811
Cash and cash equivalents, beginning of year	2,405	2,712	1,901

Cash and cash equivalents, end of year	$2,538	$2,405	$2,712

Supplemental disclosures:
Interest paid on debt	$27,635	$33,717	$23,339
Income taxes paid, net of refunds	$1,494	$1,230	$1,294

The accompanying notes are an integral part of these financial statements.

CARROLS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2002, 2001 and 2000

(in thousands of dollars)

1.    Summary of Significant Accounting Policies

Basis of Consolidation.    The consolidated financial statements include the accounts of Carrols Corporation and its subsidiaries (the “Company”). All significant intercompany transactions have been eliminated in consolidation. The Company is a wholly-owned subsidiary of Carrols Holdings Corporation (“Holdings”).

At December 31, 2002, the Company operated, as franchisee, 355 quick-service restaurants under the trade name “Burger King” in thirteen Northeastern, Midwestern and Southeastern states. At December 31, 2002, the Company also owned and operated 58 Pollo Tropical restaurants located in Florida and franchised 24 Pollo Tropical restaurants in Puerto Rico, Ecuador, Aruba and Florida. As described in Note 13, during 2000 the Company purchased Taco Cabana, Inc. (“Taco Cabana”). At December 31, 2002, the Company owned and operated 116 Taco Cabana restaurants located primarily in Texas and franchised 10 restaurants in Texas, New Mexico, Georgia and Indiana.

Cash and Cash Equivalents.    The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents.

Inventories.    Inventories are stated at the lower of cost (first-in, first-out) or market. Inventories are primarily comprised of food and paper.

Property and Equipment.    The Company capitalizes all direct costs incurred to construct its restaurants. Upon opening, these costs are depreciated and charged to expense based upon their property classification. Property and equipment are recorded at cost. Repair and maintenance activities are expensed as incurred. Depreciation and amortization is provided using the straight-line method over the following estimated useful lives:

Buildings and improvements	5 to 30 years
Leasehold improvements	Remaining life of lease including renewal options or life of asset whichever is shorter
Equipment.	3 to 15 years
Computer hardware and software	3 to 7 years
Capital leases	Remaining life of lease

Burger King Franchise Rights.    Fees for initial franchises and renewals are amortized using the straight-line method over the term of the agreement, generally twenty years. Acquisition costs allocated to franchise rights are amortized using the straight-line method, principally over the remaining lives of the acquired leases, including renewal options, but not in excess of 40 years.

Intangible Assets.    Intangible assets consist of the excess purchase price over net assets acquired, beneficial leases, unfavorable leases and trademarks. Beneficial leases and unfavorable leases are amortized using the straight-line method over the lives of the leases including renewal options, but not in excess of 40 years. Trademarks are amortized using the straight-line method over 40 years. Prior to January 1, 2002, the excess purchase price over net assets acquired and trademarks was amortized using the straight-line method over 40 years with the exception of the excess cost over fair value associated with the acquisition of Taco Cabana, Inc. which was amortized over 20 years.

As of January 1, 2002, the Company adopted SFAS 142, “Goodwill and Other Intangible Assets,” which supercedes Accounting Principles Board Opinion 17, “Intangible Assets.” Under SFAS 142, goodwill and intangible assets with indefinite lives are no longer amortized, effective January 1, 2002, but are to be tested at least annually for impairment. The Company performs its impairment evaluation annually at December 31. Separable intangible assets with defined lives will continue to be amortized over their useful lives.

CARROLS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2002, 2001 and 2000

(in thousands of dollars)

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

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” long-lived assets are reviewed for impairment annually and whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company reviews its long-lived assets for impairment at the restaurant level. If an indicator of impairment exists for any of the assets, an estimate of undiscounted future cash flows produced by each restaurant is compared to that restaurant’s carrying value. If an asset is determined to be impaired, the loss is measured by the excess of the carrying amount of the asset over its fair value. For the years ended December 31, 2002, 2001 and 2000, impairment charges, which pertained solely to our Burger King restaurants, totaled $1,033, $578 and $135, respectively.

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

Deferred Financing Costs.    Financing costs, that are included in other assets and were incurred in obtaining long-term debt are capitalized and amortized over the life of the related debt on an effective interest basis for costs associated with the Company’s unsecured senior subordinated notes and on a straight-line basis for costs associated with the Company’s senior credit facility.

Franchise Fees associated with Pollo Tropical and Taco Cabana restaurants.    Franchise fees are typically collected upon execution of an area development and/or franchise agreement. Franchise fees are initially recorded as deferred revenue and are recognized in earnings when the franchised restaurants are opened, or upon forfeiture of such fees by the franchisees pursuant to the terms of the franchise development agreements.

Restaurant Revenue Recognition.    Restaurant sales are recognized on a cash basis.

Royalty Revenues associated with Pollo Tropical and Taco Cabana restaurants.    Royalty revenues are based on a percent of gross sales and are recorded as income when earned.

Income Taxes.    The Company and its subsidiaries file a consolidated federal income tax return.

Advertising Costs.    All advertising costs are expensed as incurred.

Self Insurance.    The Company is generally self-insured for workers compensation, general liability and medical insurance. The Company maintains stop loss coverage for both individual and aggregate claim amounts. Losses are accrued based upon the Company’s estimates of the aggregate liability for claims based on Company experience and certain actuarial methods used to measure such estimates.

Fair Value of Financial Instruments.    The following methods were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate the fair value:

•	Current Assets and Liabilities. The carrying value of cash and cash equivalents and accrued liabilities approximates fair value because of the short maturity of those instruments.

CARROLS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2002, 2001 and 2000

(in thousands of dollars)

•	Senior Subordinated Notes. The fair values of outstanding senior subordinated notes and senior notes are based on quoted market prices. The fair values at December 31, 2002 and 2001 are approximately $146.6 million and $166.2 million, respectively.

•	Revolving and Term Loan Facilities. Rates currently available to the Company for debt with similar terms and remaining maturities are used to estimate fair value. The recorded amounts, as of December 31, 2002 and 2001, approximated fair value.

Stock-Based Compensation.    Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” (SFAS 123) permits entities to recognize as an expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS 123 allows entities to continue to apply the provisions of APB 25 and provide pro forma net income disclosures for employee stock option grants as if the fair-value-based method defined in SFAS 123 has been applied. The Company has elected to continue applying the provisions of APB 25 and provide the pro forma disclosure provisions of SFAS 123.

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

Fiscal Year.    The Company uses a 52-53 week fiscal year ending on the Sunday closest to December 31. All references herein to fiscal years (52 weeks) December 31, 2000, December 30, 2001 and December 29, 2002 will be referred to as fiscal years December 31, 2000, 2001 and 2002, respectively.

Reclassifications.    Certain amounts for prior years have been reclassified to conform to the current year presentation.

2.    Property and Equipment and Intangible Assets

Property and equipment at December 31 consist of the following:

	2002	2001
Land	$32,294	$28,245
Buildings and improvements	48,231	44,442
Leasehold improvements	107,663	97,752
Equipment	169,111	153,245
Capital leases	13,273	14,406

	370,572	338,090
Less accumulated depreciation and amortization	(146,782)	(124,744)

	$223,790	$213,346

Capital lease assets pertain to buildings leased for certain restaurant locations. Accumulated amortization pertaining to capital lease assets at December 31, 2002 and 2001 was $11,710 and $12,088, respectively. Depreciation expense for the years ended December 31, 2002, 2001 and 2000 was $32,380, $30,890 and $19,855, respectively.

CARROLS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2002, 2001 and 2000

(in thousands of dollars)

As of January 1, 2002, the Company adopted SFAS 142, “Goodwill and Other Intangible Assets,” which supercedes Accounting Principles Board Opinion 17, “Intangible Assets.” Under SFAS 142, goodwill and intangible assets with indefinite lives are no longer amortized, effective January 1, 2002, but are to be tested at least annually for impairment. Separable intangible assets with defined lives will continue to be amortized over their useful lives. The provisions of SFAS 142 apply to goodwill and intangible assets acquired before and after the statement’s effective date. SFAS 142 required the Company to complete Step 1 of a transitional goodwill impairment test by June 30, 2002. Step 1 required the comparison of the fair value of a reporting unit to its carrying value at January 1, 2002 to determine whether there was an indicated transitional goodwill impairment. Our evaluation of impairment under Step 1 of the transitional goodwill impairment test indicated that our reporting units’ fair values are above their carrying values at January 1, 2002 and that there is no transitional goodwill impairment charge required.

The Company has elected to annually test for goodwill impairment at December 31. In accordance with SFAS 142, the Company has determined its reporting units to be at the operating segment level. The Company’s operating segments include: Burger King, operating as a franchisee, Pollo Tropical and Taco Cabana, both Company owned concepts. At December 31, 2002, using the market multiple method of valuation, the identified reporting units were measured for goodwill impairment by comparing the fair value of the reporting unit goodwill with the carrying amount of the goodwill. The result of this test determined there has been no goodwill impairment.

Provided below is a reconciliation of previously reported financial statement information to proforma amounts that reflect the elimination of goodwill amortization for the comparable annual periods prior to adoption of FAS 142:

	2001	2000
Net income (loss), as previously reported	$(3,964)	$3,968
Add: Goodwill amortization, net of tax	4,966	1,775

Proforma net income	$1,002	$5,743

Intangible assets at December 31 consist of the following:

	2002	2001
Goodwill, net of accumulated amortization of $9,902 and $9,902, respectively	$121,344	$121,344
Trademarks, net of accumulated amortization of $36 and $43, respectively	228	242
Other, net of accumulated amortization of $123 and $106, respectively	806	847

	$122,378	$122,433

Intangible assets at December 31, 2002 and 2001, for Burger King were $1,523 and $1,568, respectively, for Pollo Tropical were $57,383 and $57,399, respectively, and for Taco Cabana were $63,472 and $63,466, respectively.

Amortization expense of intangible assets for the years ended December 31, 2002, 2001 and 2000 was $63, $5,048 and $1,808, respectively.

CARROLS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2002, 2001 and 2000

(in thousands of dollars)

3.    Other Liabilities, Long-Term

Other liabilities, long-term, at December 31, consist of the following:

	2002	2001
Unearned purchase discounts	$13,330	$15,571
Accrued occupancy costs	12,035	10,566
Other	4,207	6,260

	$29,572	$32,397

Unearned purchase discounts are amortized as a reduction of cost of sales either over the life of the supplier contract or the estimated purchase commitment period. In 2000, Burger King Corporation arranged for the Coca-Cola Company and Dr. Pepper/Seven-Up, Inc. to provide funding to franchisees in connection with Burger King’s transformation initiatives. The Company received approximately $19.8 million in 2000 and $1.6 million in 2001 under this arrangement with these suppliers. The total amount of these purchase discounts amortized for the years ended December 31, 2002, 2001 and 2000 was $2.2 million, $2.0 million and $2.0 million, respectively.

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

Minimum rent commitments under capital and non-cancelable operating leases at December 31, 2002 were as follows:

Years Ending	Capital	Operating
2003	$684	$38,320
2004	554	37,556
2005	534	35,435
2006	438	32,652
2007	289	29,558
Thereafter	244	216,958

Total minimum lease payments	2,743	$390,479

Less amount representing interest	(662)

Total obligations under capital leases	2,081
Less current portion	(469)

Long-term obligations under capital leases	$1,612

CARROLS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2002, 2001 and 2000

(in thousands of dollars)

Total rent expense on operating leases, including percentage rent on both operating and capital leases, for the past three fiscal years was as follows:

	2002	2001	2000
Minimum rent on real property	$36,780	$36,847	$27,213
Additional rent based on a percentage of sales	3,166	3,682	3,113
Equipment rent	294	255	42

	$40,240	$40,784	$30,368

5.    Long-Term Debt

Long-term debt at December 31 consisted of:

	2002	2001
Collateralized:
Revolving credit facility	$52,800	$55,500
Term loan A facility	56,500	64,000
Term loan B facility	78,000	79,000
Other notes payable	1,533	2,511
Unsecured 9.5% senior subordinated notes	170,000	170,000
Capital leases	2,081	2,633

	360,914	373,644
Less current portion	(12,299)	(10,029)

	$348,615	$363,615

Senior Credit Facility:

On December 19, 2000, the Company entered into a senior credit facility with JP Morgan Chase Bank, as agent and lender, and other lenders as parties thereto. This senior credit facility was used to finance the acquisition of Taco Cabana, Inc. and to refinance outstanding amounts under the Company’s previous credit facility. The facility provides for total borrowings of $250 million and consists of a $100 million revolving credit facility (including a standby letter of credit facility for up to $10 million), a $70 million term loan A facility and an $80 million term loan B facility.

Borrowings under the revolving credit facility may be used to finance permitted acquisitions and new store development, or for working capital and general corporate purposes. The average weighted interest rate on outstanding borrowings under our revolving credit facility of December 31, 2002 and 2001 was 5.1% and 5.3%, respectively. After reserving $9.1 million for letters of credit guaranteed by the facility, $38.1 million is available for borrowings under the revolving credit facility.

Borrowings under the senior credit facility bear interest at a per annum rate, at the Company’s option, of either:

1)  the greater of the prime rate or the federal funds rate plus .50% plus a margin ranging from .50% to 1.75% for the revolving credit facility and the term loan A facility based on debt to cash flow ratios, and at a fixed margin of 2.5% for the term loan B facility; or

2)  LIBOR plus a margin ranging from 2% to 3.25% for the revolving credit facility and the term loan A facility based on debt to cash flow ratios, and at a fixed margin of 4% for the term loan B facility.

CARROLS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2002, 2001 and 2000

(in thousands of dollars)

The revolving credit facility and the term loan A facility expire on December 31, 2005. However, the revolving credit facility is eligible for a one-year extension based upon request and unanimous approval of the lenders. The term loan B facility expires on December 31, 2007. Amounts under the term loan A facility are repayable as follows:

1)  an aggregate of $10.0 million payable in four quarterly installments in 2003;

2)  an aggregate of $12.5 million payable in four quarterly installments in 2004;

3)  an aggregate of $9.4 million payable in three quarterly installments in 2005; and

4)  a final payment of $24.6 million payable upon the term loan A facility’s maturity on December 31, 2005.

Amounts under the term loan B facility are repayable as follows:

1)  an aggregate of $1.0 million payable in four quarterly installments for each year in 2003 through 2005;

2)  an aggregate of $35.0 million payable in four quarterly installments in 2006;

3)  an aggregate of $26.2 million payable in three quarterly installments in 2007; and

4)  a final payment of $13.8 million payable upon the term loan B facility’s maturity on December 31, 2007.

In general, the Company’s obligations under the senior credit facility are collateralized by all of the Company’s assets, a pledge of the Company’s common stock and the stock of each of the Company’s subsidiaries.

In connection with the Company’s refinancing of its senior credit facilities in 2000, the Company recognized an extraordinary loss of $.35 million (net of a $.2 million income tax benefit). This loss represented the write-off of unamortized debt issue costs related to the previously existing senior credit facility.

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

Restrictive covenants under the senior subordinated notes and the senior credit facility include limitations with respect to the Company’s ability to issue additional debt, incur liens, sell or acquire assets or businesses, pay dividends and make certain investments. In addition, the senior credit facility requires the Company to meet certain financial ratio tests.

Other Notes Payable:

The Company, as required by Burger King Corporation, purchased frozen Coke machines in 2001 and 2000 for all of its Burger King restaurants. The Company has financed these purchases under an arrangement with Burger King Corporation and Coca-Cola Financial. These notes are generally for a 39-month term and bear interest at annual interest rates ranging from 8.2% to 9.5%. At December 31, 2002 and 2001, these notes totaled $964 and $1,942, respectively.

CARROLS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2002, 2001 and 2000

(in thousands of dollars)

At December 31, 2002, principal payments required on all long-term debt are as follows:

2003	$12,299
2004	14,022
2005	88,211
2006	35,360
2007	40,246
Thereafter	170,776

$360,914

The average weighted interest rate on all debt for the years ended December 31, 2002, 2001 and 2000 was 7.3%, 8.5% and 9.4%, respectively.

6.     Other Expense/Income

During the fourth quarter of 2001, management made the decision to close seven Taco Cabana restaurants in the Phoenix, Arizona market and discontinue restaurant development underway in that market. This decision resulted in a charge to other expense of $8.8 million in the fourth quarter of 2001, representing $7.1 million in asset impairments, primarily leasehold improvements, $1.0 million in future occupancy costs and $0.7 million in other ongoing exit activities estimated to be incurred over a two-year period. The Company closed one restaurant in December 2001 and the remaining six restaurants in February 2002. For the years ended December 31, 2002 and 2001, these restaurants had net sales of $0.4 million and $3.9 million, respectively, with losses before interest, income taxes, depreciation and amortization of $0.2 million and $1.0 million, respectively. During the year ended December 31, 2002, the Company paid $0.6 million in lease liabilities for the closed restaurants and the remaining lease liability at December 31, 2002 was $0.4 million. The Company also paid $0.4 million in the year ended December 31, 2002 pertaining to other exit costs resulting in a December 31, 2002 reserve balance of $0.3 million.

During 2000, the Company ended its supply agreement with Ameriserve Food Distribution, Inc. and recognized $1,365 in other income representing the remaining unrecognized portion of contractual payments previously received and deferred at the inception of the agreement.

7.    Income Taxes

The income tax provision was comprised of the following for the years ended December 31:

	2002	2001	2000
Current:
Federal	$(591)	$493	$121
Foreign	272	283	260
State	359	912	848

	40	1,688	1,229

Deferred (prepaid):
Federal	6,672	(76)	2,784
State	(44)	(248)	428

	6,628	(324)	3,212

	$6,668	$1,364	$4,441

CARROLS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2002, 2001 and 2000

(in thousands of dollars)

The components of deferred income tax assets and liabilities at December 31, are as follows:

	2002	2001
Current deferred tax assets:
Accounts receivable and other reserves	$277	$319
Accrued vacation benefits	1,376	1,248
Other accruals	1,990	1,708
Net operating loss carryforwards	5,811	3,522

Total current deferred tax assets	9,454	6,797

Long term deferred tax assets/(liabilities):
Deferred income on sale/leaseback of real estate	1,982	1,486
Postretirement benefit expenses	1,014	884
Property and equipment depreciation	(13,290)	(7,610)
Net operating loss carryforwards	1,519	4,161
Amortization of intangible assets	(4,737)	(3,567)
Occupancy costs	4,936	5,988
Tax credit carryforwards	4,449	4,773
Unearned purchase discounts	2,561	1,599
Other	665	670

Total long-term net deferred tax assets/(liabilities)	(901)	8,384

Total net deferred tax assets	$8,553	$15,181

The Company has net operating loss carryforwards for Federal income tax purposes of approximately $17.1 million at December 31, 2002 that are not limited to their utilization. The net operating loss carryforwards expire in varying amounts beginning in 2007 through 2019. In addition, the Company has available Federal alternative minimum tax credit carryforwards of $2.6 million with no expiration date and Federal Work Opportunity tax credit carryforwards of $1.8 million that begin to expire in 2018.

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

A reconciliation of the statutory federal income tax rate to the effective tax rates for the years ended December 31, is as follows:

	2002		2001		2000
Statutory federal income tax rate	$6,212	34.0%	$(884)	(34.0)%	$2,978	34.0%
State income taxes, net of federal benefit	256	1.4	(356)	(13.7)	569	6.5
Non-deductible expenses	305	1.7	2,299	88.4	1,003	11.4
Foreign taxes	273	1.5	284	10.9	172	2.0
Miscellaneous	(378)	(2.1)	21	0.9	(281)	(3.2)

	$6,668	36.5%	$1,364	52.5%	$4,441	50.7%

CARROLS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2002, 2001 and 2000

(in thousands of dollars)

In 2002 non-deductible expenses consist primarily of the amortization of certain franchise rights. In 2001 and 2000 non-deductible expenses also include the amortization of nondeductible goodwill.

8.    Stockholder’s Equity

The Company.    The Company has 1,000 shares of common stock authorized of which 10 shares are issued and outstanding. The Company is 100% owned by Holdings. Dividends on the Company’s common stock are restricted to amounts permitted by various loan agreements and the indenture entered into with respect to the senior subordinated notes.

Holdings.    Holdings’ Restated Certificate of Incorporation authorizes the following: (1) 7,000,000 shares of common stock; and, (2) 100,000 shares of Preferred Stock, par value $0.01. Holdings’ Restated Certificate of Incorporation was amended in 2001 when its stockholders approved and adopted a resolution that increased Holdings’ authorized common stock from 5,000,000 shares to 7,000,000 shares.

Holdings’ common stock has been designated to consist of three series comprised of 3,000,000 shares of Carrols Stock, par value $0.01 per share, 2,000,000 shares of Pollo Tropical Stock, par value $0.01 per share and 2,000,000 shares of Taco Cabana Stock, par value $0.01 per share. The holders of the Carrols Stock have exclusive voting rights; no holders of the Pollo Tropical Stock or the Taco Cabana Stock will have voting rights, except as may be required pursuant to Delaware law. Of the 7,000,000 common shares authorized, 1,144,144 shares of Holdings’ Carrols class of common stock are issued and outstanding.

The Pollo Tropical and Taco Cabana classes of Holdings’ stock are considered tracking stocks, which is a class of stock intended to track the separate performance of the Company’s Pollo Tropical division and Taco Cabana division, respectively. This tracking stock was adopted as a separate series of equity securities in order to provide a framework for structuring employee incentive plans and to tie such incentives to the business results and performance of those divisions.

The number of shares of Pollo Tropical stock that initially represents 100% of the common stockholders’ equity of Holdings attributable to the Pollo Tropical Group, was established at 1,000,000 shares by the Board of Directors. Of the 1,000,000 shares that are issuable, none have been issued, and 100,000 have been reserved for grants under the 1998 Pollo Tropical Long-Term Incentive Plan, which is a Holdings stock option plan.

The number of shares of Taco Cabana stock that initially represents 100% of the common stockholders’ equity in Holdings attributable to the Taco Cabana Group was established at 10,000,000 shares by the Board of Directors. Of the 10,000,000 shares that are issuable, none have been issued, and 500,000 have been reserved for grants under the 2001 Taco Cabana Long-Term Incentive Plan, which is a Holdings stock option plan.

The Carrols class of Holdings’ stock consists of the interest of Holdings in all of its assets, liabilities and businesses, other than the assets, liabilities and businesses attributed to the Pollo Tropical Group or Taco Cabana Group. Until the issuance of any Pollo Tropical or Taco Cabana Stock, the rights, preferences and liabilities of the Pollo Tropical and Taco Cabana Stock will be retained by Holdings. To the extent that less than 100% of the authorized shares of Pollo Tropical or Taco Cabana Stock are issued, the rights, preferences, assets and liabilities of the shares not issued remain with Holdings and its existing Carrols class stockholders.

Stock Options for Carrols Class Stock.    In 1996, Holdings adopted a stock option plan entitled the 1996 Long-Term Incentive Plan (“1996 Plan”) and authorized a total of 106,250 shares. The number of shares reserved and authorized under this plan was increased to 111,250 in 2001 and to 189,325 in 2002. Options under this plan

CARROLS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2002, 2001 and 2000

(in thousands of dollars)

generally vest over a four-year period. In 1998, Holdings adopted the 1998 Directors’ Stock Option Plan (“1998 Directors’ Plan”) authorizing to grant up to 10,000 options to non-employee Directors. Options under this plan are exercisable over four years. In addition, in conjunction with the 1997 sale of Holdings common stock to Madison Dearborn, additional options not part of the 1996 Plan for 32,427 shares at a price of $101.76 were granted with vesting over a five-year period. As a result of the adoption of the Pollo Tropical tracking stock, the stock options under these plans were redesignated as options of Holdings’ Carrols class common stock. On February 26, 2003, the Carrols Holdings’ Compensation Committee extended the expiration date to February 29, 2012 for the NonPlan options and the 1996 Plan options, granted prior to March 1, 2002, for all executive officers and certain other officers of the Company.

Stock Options for Pollo Tropical Tracking Stock.    Holdings has also adopted the 1998 Pollo Tropical Long-Term Incentive Plan (“1998 Pollo Plan”) authorizing to grant up to 100,000 shares of Holdings’ Pollo Tropical class of common stock. Options under this plan generally vest over a five-year period.

Stock Options for Taco Cabana Tracking Stock.    Holdings has also adopted the 2001 Taco Cabana Long-Term Incentive Plan (“2001 Taco Plan”) authorizing to grant up to 500,000 shares of Holdings’ Taco Cabana class of common stock. Options under this plan generally vest over a five-year period.

A summary of all option activity under Holdings’ stock option plans for the years ended December 31, 2002, 2001 and 2000 was as follows:

	NonPlan Options	1996 Plan	Directors Plan	Pollo Plan	Taco Plan
Outstanding at December 31, 1999	32,427	98,423	1,500	76,250
Granted	—	7,590	500	5,750
Canceled	—	(1,315)	—	—

Outstanding at December 31, 2000	32,427	104,698	2,000	82,000	—
Granted	—	5,880	500	—	201,000
Canceled	—	(1,399)	—	(3,750)	(6,000)

Outstanding at December 31, 2001	32,427	109,179	2,500	78,250	195,000
Granted	—	71,435	500	7,700	132,000
Canceled	—	(511)	—	(1,875)	(21,000)

Outstanding at December 31, 2002	32,427	180,103	3,000	84,075	306,000

Grant Prices (in whole dollars):
2000	$—	$124.00	$124.00	$127.00	$—
2001	—	113.00	113.00	—	11.50
2002	—	113.00	113.00	153.00	12.50
Average Option Price (in whole dollars):
At December 31, 2000	$101.76	$107.37	$117.50	$95.73	$—
At December 31, 2001	101.76	107.51	116.60	96.60	11.50
At December 31, 2002	101.76	109.65	116.00	101.66	11.92
Options Exercisable:
At December 31, 2000	19,457	94,275	1,125	36,750	—
At December 31, 2001	25,943	99,678	1,750	48,550	39,000
At December 31, 2002	32,427	170,725	2,250	62,065	96,600

Had compensation cost been determined based upon the fair value of the stock options at grant date consistent with the method of SFAS 123, the Company’s pro-forma net income (loss) would have been $10,469, ($4,269) and $3,511 for the years ended December 31, 2002, 2001 and 2000, respectively.

CARROLS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2002, 2001 and 2000

(in thousands of dollars)

The fair value of each option grant was estimated using the minimum value option pricing model with the following weighted-average assumptions:

	2002	2001	2000
Risk-free interest rate	4.40%	4.99%	6.26%
Annual dividend yield	0%	0%	0%
Expected life	5 years	5 years	5 years

9.    Business Segment Information

The Company is engaged in the quick-service restaurant industry, with three restaurant concepts: Burger King operating as a franchisee, Pollo Tropical and Taco Cabana, both Company owned concepts. The Company’s Burger King restaurants are all located in the United States, primarily in the Northeast, Southeast and Midwest. Pollo Tropical is a regional quick-service restaurant chain featuring grilled marinated chicken and authentic “made from scratch” side dishes. Pollo Tropical’s core markets are located in south and central Florida. Taco Cabana is a regional quick-service restaurant chain featuring Mexican style food, including, flame-grilled beef and chicken fajitas, quesadillas and other Tex-Mex dishes. Taco Cabana’s core markets are primarily in Texas.

For 2000, segment information includes both Burger King and Pollo Tropical for the full year and Taco Cabana for the period December 20, 2000 through December 31, 2000. For 2001 and 2002, segment information includes all three concepts for the full year. The “Other” column includes corporate related items not allocated to reportable segments and for income from operations, principally corporate depreciation and amortization. Other identifiable assets consist primarily of franchise rights and intangible assets. Non-operating expenses, comprised of interest expense, interest income, and refinancing expenses and the extraordinary loss are corporate related items and therefore have not been allocated to the reportable segments.

	Burger King Restaurants	Pollo Tropical	Taco Cabana	Other	Consolidated
Year Ended December 31, 2002:
Revenues	$380,119	$101,497	$175,411	$—	$657,027
Cost of sales	101,851	30,805	51,320	—	183,976
Restaurant wages and related expenses	118,754	26,497	50,140	—	195,391
Depreciation and amortization	25,277	3,102	6,930	4,271	39,580
Income from operations	14,846	16,804	18,425	(4,271)	45,804
Identifiable assets	213,094	33,117	68,880	158,486	473,577
Capital expenditures, excluding acquisitions	26,731	9,257	16,749	1,418	54,155

Year Ended December 31, 2001:
Revenues	$380,875	$97,611	$177,803	$—	$656,289
Cost of sales	107,054	31,048	51,845	—	189,947
Restaurant wages and related expenses	117,115	23,961	51,138	—	192,214
Depreciation and amortization	24,186	2,882	7,447	8,980	43,495
Other expense	—	—	8,841	—	8,841
Income from operations	15,583	16,741	7,044	(8,980)	30,388
Identifiable assets	215,249	31,668	60,776	166,310	474,003
Capital expenditures, excluding acquisitions	28,992	8,352	8,401	1,830	47,575

CARROLS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2002, 2001 and 2000

(in thousands of dollars)

	Burger King Restaurants	Pollo Tropical	Taco Cabana	Other	Consolidated

Year Ended December 31, 2000:
Revenues	$371,335	$90,004	$5,562	$—	$466,901
Cost of sales	101,520	29,533	1,593	—	132,646
Restaurant wages and related expenses	113,215	20,950	1,622	—	135,787
Depreciation and amortization	22,057	2,129	255	4,415	28,856
Income from operations	19,848	16,372	620	(4,415)	32,425
Identifiable assets	208,533	26,198	67,035	175,146	476,912
Capital expenditures, excluding acquisitions	27,359	7,577	—	1,221	36,157

10.    Contingencies

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

On June 18, 2002, we served the EEOC with a Motion for Summary Judgment (the “Motion”). The EEOC responded on July 23, 2002 by opposing the Motion and serving a Cross Motion on the Company for a continuance in order to conduct additional discovery for the purpose of further responding to the Motion. On November 20, 2002, the court denied the Motion, with the right to re-file the Motion after completion of additional limited discovery by the EEOC and remanded the case to the Magistrate to resolve open discovery issues and establish discovery deadlines. On February 18, 2003 the Magistrate ordered that the EEOC was entitled to additional limited discovery, to be completed by May 14, 2003, after which time the Company will re-file its Motion. It is anticipated that the briefing on the re-filed Motion should be completed during the fourth quarter of 2003, at which time the Motion will be filed with the Court for determination.

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

11.    Retirement Plans

Prior to July 1, 2002, the Company offered three retirement plans, a savings plan for its salaried Burger King employees (the “Carrols Corporation Retirement Savings Plan”) and 401(k) plans for its Pollo Tropical employees (the “Pollo Tropical 401(k) Plan”) and its Taco Cabana employees (the “Taco Cabana Plan”).

Effective July 1, 2002, the Company restated the Carrols Corporation Retirement Savings Plan, and the Pollo Tropical 401(k) Plan and the Taco Cabana Plan merged into the Carrols Corporation Retirement Savings Plan. Under the restated plan, the Company’s contributions begin to vest after one year and fully vest after five years of service. A year of service is defined as a plan year during which an employee completes at least 1,000 hours of service. The Company’s contributions are equal to 50% of the employee’s contribution to a maximum

CARROLS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2002, 2001 and 2000

(in thousands of dollars)

Company contribution of $520 annually. The plan includes a savings option pursuant to section 401(k) of the Internal Revenue Code in addition to a post tax savings option. Participating employees may contribute up to 18% of their salary annually to either of the savings options, subject to other limitations. The employees have various investment options available under a trust established by the plan. The Carrols Corporation Retirement Savings Plan expense, including Company contributions, was $468, $327 and $344 for the years ended December 31, 2002, 2001 and 2000, respectively.

Under the Pollo Tropical 401(k) Plan, all employees who were age 21 or older and who had been credited with at least 1,000 hours of service within 12 consecutive months were eligible to participate in the plan. Employees could contribute up to 15% of their salary on a pre-tax basis, and could self-direct contributions to various investment options. The Company made discretionary matching contributions, which were allocated to participants based on the participant’s eligible deferrals during the plan year. Company contributions vested at a rate of 33% for each year of service. Company contributions to the Pollo Tropical 401(k) Plan totaled $21, $24 and $39 for the years ended December 31, 2002, 2001 and 2000, respectively.

Under the Taco Cabana Plan, all employees who were age 21 or older and who had been credited with at least 1,000 hours of service within 12 consecutive months were eligible to participate in the plan. Employees could contribute up to 15% of their salary on a pre-tax basis and could self-direct contributions to various investment options. During 2000, the plan was modified to include a Company contribution equal to $0.25 for every $1.00 contributed to the plan up to 3% of an employee’s salary. Company contributions vested at a rate of 20% for each year of service. Company contributions to the Taco Cabana Plan totaled $2 and $33 for the years ended December 31, 2002 and 2001, respectively.

12.    Postretirement Benefits

The Company provides postretirement medical and life insurance benefits covering substantially all Burger King administrative and restaurant management salaried employees. The following is the plan status and accumulated postretirement benefit obligation (APBO) at December 31, 2002 and 2001:

	2002	2001
Change in benefit obligation:
Benefit obligation at beginning of the year	$2,710	$1,901
Service cost	223	167
Interest cost	195	147
Plan participant’s contributions	2	2
Amendments, curtailments, special terminations	—	(87)
Actuarial loss	333	649
Benefits paid	(132)	(69)

Benefit obligation at end of the year	3,331	2,710

Change in plan assets:
Fair value of plan assets at end of year	—	—

Funded status	3,331	2,710
Unrecognized prior service cost	163	193
Unrecognized actuarial net (loss) gain	(909)	(593)

Accrued benefit cost	$2,585	$2,310

Weighted average assumptions as of December 31:
Discount rate	6.75%	7.25%

CARROLS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2002, 2001 and 2000

(in thousands of dollars)

For measurement purposes, the annual rates of increase are assumed to be 9% for medical benefits and 13% for prescriptions drug benefits, each decreasing gradually to 5% in 2010, and remaining at that level thereafter.

	2002	2001	2000
Components of net periodic benefit cost:
Service cost	$223	$167	$142
Interest cost	195	147	125
Amortization of gains and losses	18	—	—
Amortization of unrecognized prior service cost	(30)	(30)	(24)

Net periodic postretirement benefit cost	$406	$284	$243

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A 1% change in the health care cost trend rates would have the following effects:

	Increase	Decrease
Effect on total of service and interest cost components	$90	$(72)
Effect on postretirement benefit obligation	608	(495)

13.    Acquisitions

On December 19, 2000, the Company acquired Taco Cabana, Inc. The total transaction was valued at approximately $154.7 million including the purchase of the 11.9 million outstanding common shares, employee stock options and the assumption of Taco Cabana’s outstanding debt which was approximately $43 million. The Taco Cabana acquisition has been accounted for by the purchase method of accounting and, accordingly, the results of operations of Taco Cabana from December 20, 2000 are included in the accompanying consolidated financial statements. The excess purchase price over net assets acquired is included in intangible assets and is amortized over 20 years using the straight-line method. The Company entered into its current senior credit facility in 2000, as described in Note 5, to finance the Taco Cabana acquisition.

The following, unaudited proforma results of operations for the periods presented below assume this acquisition occurred as of the beginning of the respective periods presented:

Year Ended December 31, 2000
(unaudited)
Revenues	$632,030
Cost of sales	181,853
Restaurant wages and related expenses	182,444
Depreciation and amortization	41,051
Income from operations	46,205
Net income before extraordinary items	6,792

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

CARROLS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2002, 2001 and 2000

(in thousands of dollars)

Assets acquired and liabilities assumed in the Taco Cabana acquisition were as follows:

Accounts receivable	$901
Inventory	971
Prepaid expenses	2,483
Refundable income taxes	2,514
Deferred income taxes, current	2,700
Property and equipment	96,807
Intangible assets including goodwill	66,802
Deferred income taxes, long-term	9,812
Other non-current assets	756
Accounts payable	(3,095)
Accrued payroll, related taxes and benefits	(3,361)
Other current liabilities	(5,704)
Accrued occupancy costs	(14,907)
Other liabilities, long-term	(2,011)

$154,668

14.    Guarantor Financial Statements

The $170 million senior subordinated notes of the Company are guaranteed by certain of the Company’s subsidiaries (“Guarantor Subsidiaries”), all of which are wholly-owned by the Company. These subsidiaries are:

Carrols Realty Holdings

Carrols Realty I Corp.

Carrols Realty II Corp.

Carrols J.G. Corp.

Quanta Advertising Corp.

Pollo Franchise, Inc.

Pollo Operations, Inc.

Taco Cabana, Inc.

TP Acquisition Corp.

T.C. Management, Inc.

Taco Cabana Management, Inc.

Get Real, Inc.

Texas Taco Cabana, L.P.

The following supplemental financial information sets forth on a condensed consolidating basis, consolidating balance sheets, statements of operations and statements of cash flows for the Parent Company only, Guarantor Subsidiaries and for the Company as of December 31, 2002 and 2001 and for the years ended December 31, 2002, 2001 and 2000.

CARROLS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONSOLIDATING BALANCE SHEET

December 31, 2002

(in thousands of dollars)

	Parent Company Only	Guarantor Subsidiaries	Combined Total
ASSETS
Current assets:
Cash and cash equivalents	$715	$1,823	$2,538
Trade and other receivables, net	351	955	1,306
Inventories	3,761	1,479	5,240
Prepaid rent	1,229	998	2,227
Prepaid expenses and other current assets	1,539	2,843	4,382
Refundable income taxes	1,253	—	1,253
Deferred income taxes	9,454	—	9,454

Total current assets	18,302	8,098	26,400
Property and equipment, net	119,522	104,268	223,790
Franchise rights, net	90,620	—	90,620
Intangible assets, net	1,523	120,855	122,378
Intercompany receivable (payable)	174,863	(174,863)	—
Other assets	7,832	2,557	10,389

Total assets	$412,662	$60,915	$473,577

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Accounts payable	$10,344	$5,755	$16,099
Accrued interest	1,415	—	1,415
Accrued payroll, related taxes and benefits	10,036	5,094	15,130
Other liabilities	6,498	7,917	14,415
Current portion of long-term debt	12,006	293	12,299

Total current liabilities	40,299	19,059	59,358
Long-term debt, net of current portion	347,720	895	348,615
Deferred income, sale/leaseback of real estate	4,755	1,132	5,887
Accrued postretirement benefits	2,585	—	2,585
Deferred income taxes	901	—	901
Other liabilities	16,486	13,086	29,572

Total liabilities	412,746	34,172	446,918
Stockholder’s equity (deficit)	(84)	26,743	26,659

Total liabilities and stockholder’s equity	$412,662	$60,915	$473,577

CARROLS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONSOLIDATING BALANCE SHEET

December 31, 2001

(in thousands of dollars)

	Parent Company Only	Guarantor Subsidiaries	Combined Total
ASSETS
Current assets:
Cash and cash equivalents	$921	$1,484	$2,405
Trade and other receivables	423	1,318	1,741
Inventories	3,572	1,522	5,094
Prepaid rent	1,260	855	2,115
Prepaid expenses and other current assets	1,435	2,827	4,262
Refundable income taxes	1,133	—	1,133
Deferred income taxes	6,797	—	6,797

Total current assets	15,541	8,006	23,547

Property and equipment, net	117,186	96,160	213,346
Franchise rights, net	94,844	—	94,844
Intangible assets, net	1,568	120,865	122,433
Intercompany receivable (payable)	181,226	(181,226)	—
Deferred income taxes	8,384	—	8,384
Other assets	8,849	2,600	11,449

Total assets	$427,598	$46,405	$474,003

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Accounts payable	$10,118	$6,502	$16,620
Accrued interest	1,518	—	1,518
Accrued payroll, related taxes and benefits	8,278	4,594	12,872
Accrued acquisition costs	177	177	354
Other liabilities	6,614	8,738	15,352
Current portion of long-term debt	9,762	267	10,029

Total current liabilities	36,467	20,278	56,745
Long-term debt, net of current portion	362,426	1,189	363,615
Deferred income, sale/leaseback of real estate	3,881	—	3,881
Accrued postretirement benefits	2,310	—	2,310
Other liabilities	16,705	15,692	32,397

Total liabilities	421,789	37,159	458,948
Stockholder’s equity	5,809	9,246	15,055

Total liabilities and stockholder’s equity	$427,598	$46,405	$474,003

CARROLS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONSOLIDATING STATEMENT OF OPERATIONS

Year Ended December 31, 2002

(in thousands of dollars)

	Parent Company Only	Guarantor Subsidiaries	Combined Total
Revenues:
Restaurant sales	$380,119	$275,426	$655,545
Franchise royalty revenues and fees	—	1,482	1,482

Total revenues	380,119	276,908	657,027

Costs and expenses:
Cost of sales	101,851	82,125	183,976
Restaurant wages and related expenses	118,754	76,637	195,391
Other restaurant operating expenses	80,231	47,394	127,625
Advertising expense	16,831	11,210	28,041
General and administrative	22,329	14,281	36,610
Depreciation and amortization	28,496	11,084	39,580

Total operating expenses	368,492	242,731	611,223

Income from operations	11,627	34,177	45,804
Interest expense	27,230	302	27,532
Intercompany allocations	(6,944)	6,944	—

Income (loss) before income taxes	(8,659)	26,931	18,272
Provision (benefit) for income taxes	(2,766)	9,434	6,668

Net income (loss)	$(5,893)	$17,497	$11,604

CARROLS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONSOLIDATING STATEMENT OF OPERATIONS

Year Ended December 31, 2001

(in thousands of dollars)

	Parent Company Only	Guarantor Subsidiaries	Combined Total
Revenues:
Restaurant sales	$380,875	$273,835	$654,710
Franchise royalty revenues and fees	—	1,579	1,579

Total revenues	380,875	275,414	656,289

Costs and expenses:
Cost of sales	107,054	82,893	189,947
Restaurant wages and related expenses	117,115	75,099	192,214
Other restaurant operating expenses	80,119	47,062	127,181
Advertising expense	16,236	12,594	28,830
General and administrative	20,582	14,811	35,393
Depreciation and amortization	27,264	16,231	43,495
Other expense	—	8,841	8,841

Total operating expenses	368,370	257,531	625,901

Income from operations	12,505	17,883	30,388
Interest expense	32,406	582	32,988
Intercompany allocations	(6,947)	6,947	—

Income (loss) before income taxes	(12,954)	10,354	(2,600)
Provision (benefit) for income taxes	(4,154)	5,518	1,364

Net income (loss)	$(8,800)	$4,836	$(3,964)

CARROLS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONSOLIDATING STATEMENT OF OPERATIONS

Year Ended December 31, 2000

(in thousands of dollars)

	Parent Company Only	Guarantor Subsidiaries	Combined Total
Revenues:
Restaurant sales	$371,335	$94,527	$465,862
Franchise royalty revenues and fees	—	1,039	1,039

Total revenues	371,335	95,566	466,901

Costs and expenses:
Cost of sales	101,520	31,126	132,646
Restaurant wages and related expenses	113,216	22,571	135,787
Other restaurant operating expenses	78,444	13,151	91,595
Advertising expense	16,854	3,700	20,554
General and administrative	20,764	5,639	26,403
Depreciation and amortization	24,446	4,410	28,856
Other income	(1,365)	—	(1,365)

Total operating expenses	353,879	80,597	434,476

Income from operations	17,456	14,969	32,425
Interest expense	23,666	—	23,666
Intercompany allocations	(6,950)	6,950	—

Income before income taxes and extraordinary loss	740	8,019	8,759
Provision for income taxes	389	4,052	4,441

Income before extraordinary loss	351	3,967	4,318
Extraordinary loss on extinguishment of debt, net of tax benefit	350	—	350

Net income	$1	$3,967	$3,968

CARROLS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONSOLIDATING STATEMENT OF CASH FLOWS

Year Ended December 31, 2002

(in thousands of dollars)

	Parent Company Only	Guarantor Subsidiaries	Combined Total
Cash flows provided from operating activities:
Net income (loss)	$(5,893)	$17,497	$11,604
Adjustments to reconcile net income (loss) to net cash provided from operating activities:
Loss on disposal of property and equipment	—	24	24
Depreciation and amortization	28,496	11,084	39,580
Deferred income taxes	6,628	—	6,628
Changes in operating assets and liabilities	5,209	(8,850)	(3,641)

Net cash provided from operating activities	34,440	19,755	54,195

Cash flow used for investing activities:
Capital expenditures:
New restaurant development	(9,113)	(18,352)	(27,465)
Restaurant remodeling	(12,699)	(3,555)	(16,254)
Corporate and information systems	(651)	(767)	(1,418)
Other restaurant expenditures	(4,919)	(4,099)	(9,018)

Total capital expenditures	(27,382)	(26,773)	(54,155)
Purchased properties for sale/leaseback	(925)	—	(925)
Proceeds from dispositions of property and equipment	9	—	9

Net cash used for investing activities	(28,298)	(26,773)	(55,071)

Cash flows provided from (used for) financing activities:
Proceeds on revolving credit facility, net	(2,700)	—	(2,700)
Principal payments on term loans	(8,500)	—	(8,500)
Proceeds on other notes payable, net	(978)	—	(978)
Principal payments on capital leases	(284)	(267)	(551)
Proceeds from sale/leaseback transactions	6,114	7,624	13,738

Net cash provided from (used for) financing activities	(6,348)	7,357	1,009

Net increase (decrease) in cash and cash equivalents	(206)	339	133
Cash and cash equivalents, beginning of year	921	1,484	2,405

Cash and cash equivalents, end of year	$715	$1,823	$2,538

CARROLS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONSOLIDATING STATEMENT OF CASH FLOWS

Year Ended December 31, 2001

(in thousands of dollars)

	Parent Company Only	Guarantor Subsidiaries	Combined Total
Cash flows provided from operating activities:
Net income (loss)	$(8,800)	$4,836	$(3,964)
Adjustments to reconcile net income (loss) to net cash provided from operating activities:
Loss on disposal of property and equipment	—	390	390
Other expense (Note 6)	—	7,053	7,053
Depreciation and amortization	27,264	16,231	43,495
Deferred income taxes	(599)	—	(599)
Changes in operating assets and liabilities	11,184	(11,124)	60

Net cash provided from operating activities	29,049	17,386	46,435

Cash flow used for investing activities:
Capital expenditures:
New restaurant development	(3,163)	(11,362)	(14,525)
Restaurant remodeling	(21,895)	—	(21,895)
Corporate and restaurant information systems	(1,007)	(445)	(1,452)
Other restaurant expenditures	(3,923)	(5,780)	(9,703)
Acquisition of Burger King restaurants	(1,612)	—	(1,612)
Proceeds from dispositions of property and equipment	31	—	31

Net cash used for investing activities	(31,569)	(17,587)	(49,156)

Cash flows provided from (used for) financing activities:
Proceeds on revolving credit facility, net	9,900	—	9,900
Principal payments and retirements of term loans	(7,000)	—	(7,000)
Proceeds from other notes payable, net	127	—	127
Principal payments on capital leases	(282)	(242)	(524)
Financing costs associated with issuance of debt	(89)	—	(89)

Net cash provided from (used for) financing activities	2,656	(242)	2,414

Net increase (decrease) in cash and cash equivalents	136	(443)	(307)
Cash and cash equivalents, beginning of year	785	1,927	2,712

Cash and cash equivalents, end of year	$921	$1,484	$2,405

CARROLS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONSOLIDATING STATEMENT OF CASH FLOWS

Year Ended December 31, 2000

(in thousands of dollars)

	Parent Company Only	Guarantor Subsidiaries	Combined Total
Cash flows provided from operating activities:
Net income	$1	$3,967	$3,968
Adjustments to reconcile net income to net cash provided from operating activities:
Depreciation and amortization	24,446	4,410	28,856
Extraordinary loss on extinguishment of debt, net of tax	350	—	350
Deferred income taxes	2,689	233	2,922
Changes in operating assets and liabilities	13,754	(130)	13,624

Net cash provided from operating activities	41,240	8,480	49,720

Cash flow used for investing activities:
Capital expenditures:
New restaurant development	(5,210)	(6,718)	(11,928)
Restaurant remodeling	(10,357)	—	(10,357)
Corporate and restaurant information systems	(5,266)	(397)	(5,663)
Other restaurant expenditures	(7,338)	(871)	(8,209)
Purchase of Taco Cabana, Inc. net of cash acquired	(154,668)	—	(154,668)
Proceeds from dispositions of property and equipment	7	—	7

Net cash used for investing activities	(182,832)	(7,986)	(190,818)

Cash flows provided from financing activities:
Proceeds on revolving credit facility, net	11,500	—	11,500
Proceeds from term loans	150,000	—	150,000
Payments on term loans	(3,000)	—	(3,000)
Retirement of term loans	(44,000)	—	(44,000)
Proceeds from other notes payable, net	1,703	—	1,703
Principal payments on capital leases	(257)	—	(257)
Proceeds from sale-leaseback transactions	29,523	—	29,523
Financing costs associated with issuance of debt	(3,560)	—	(3,560)

Net cash provided from financing activities	141,909	—	141,909

Net increase in cash and cash equivalents	317	494	811
Cash and cash equivalents, beginning of year	468	1,433	1,901

Cash and cash equivalents, end of year	$785	$1,927	$2,712

CARROLS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2002, 2001 and 2000

(in thousands of dollars)

Note 15.    Selected Quarterly Financial Data (Unaudited)

	Quarter Ended
2002	March 31	June 30	September 30	December 31
Total revenues	$157,807	$173,373	$167,580	$158,267
Gross profit(1)	27,742	35,122	30,723	28,407
Income before extraordinary loss	736	5,305	3,190	2,373
Net income	736	5,305	3,190	2,373

	Quarter Ended
2001	March 31	June 30	September 30	December 31
Total revenues	$155,112	$167,037	$170,531	$163,609
Gross profit(1)	25,729	31,989	30,115	30,284
Income (loss) before extraordinary loss	(1,532)	1,856	420	(4,708)
Net income (loss)(2)	(1,532)	1,856	420	(4,708)

	Quarter Ended
2000	March 31	June 30	September 30	December 31
Total revenues	$109,751	$120,079	$116,175	$120,896
Gross profit(1)	17,765	23,108	22,085	23,361
Income (loss) before extraordinary loss	(513)	3,136	1,277	418
Net income (loss)	(513)	3,136	1,277	68

(1)	Gross profit is defined as total revenues less cost of sales, restaurant wages and related expenses, other restaurant operating and advertising expenses.
(2)	Fourth quarter of 2001 includes a charge to other expense of $8.8 million to close seven Taco Cabana restaurants in its Phoenix, Arizona market and discontinue any further restaurant development in that market.

CARROLS CORPORATION AND SUBSIDIARIES

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

Years Ended December 31, 2002, 2001 and 2000

(in thousands of dollars)

Col. A	Col. B	Col. C		Col. D		Col. E
Description	Balance at Beginning of Period	Charged to Costs and Expenses		Deductions		Balance at End of Period
Year ended December 31, 2002:
Reserve for doubtful trade accounts receivable	$128	$—		$—		$128
Reserve for note receivable(a)	238	—		(238)		—
Reserve for inventory(b)	82	82		(56)		108

Year ended December 31, 2001:
Reserve for doubtful trade accounts receivable	$130	$31		$(33	)(c)	$128
Reserve for note receivable(a)	238	—		—		238
Reserve for inventory(b)	150	12		(80)		82

Year ended December 31, 2000:
Reserve for doubtful trade accounts receivable	53	120	(d)	(43	)(c)	130
Reserve for note receivable(a)	238	—		—		238
Reserve for inventory(b)	293	42		(185)		150

(a)	Included in other assets.
(b)	Included in inventory.
(c)	Represents write-offs of accounts.
(d)	$106 of reserves were acquired in the 2000 Taco Cabana acquisition.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 31st day of March 2003.

CARROLS CORPORATION

By:	/s/ ALAN VITULI
Alan Vituli, Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ ALAN VITULI Alan Vituli	Director, Chairman of the Board and Chief Executive Officer	March 31, 2003

/s/ DANIEL T. ACCORDINO Daniel T. Accordino	President, Chief Operating Officer and Director	March 31, 2003

/s/ PAUL R. FLANDERS Paul R. Flanders	Vice President—Chief Financial Officer and Treasurer	March 31, 2003

/s/ TIMOTHY J. LALONDE Timothy J. LaLonde	Vice President—Controller	March 31, 2003

/s/ BENJAMIN D. CHERESKIN Benjamin D. Chereskin	Director	March 31, 2003

/s/ ROBIN P. SELATI Robin P. Selati	Director	March 31, 2003

/s/ CLAYTON E. WILHITE Clayton E. Wilhite	Director	March 31, 2003

CERTIFICATIONS

I, Alan Vituli, certify that:

1.  I have reviewed this annual report on Form 10-K of Carrols Corporation;

2.  Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.  Based on my knowledge, the financial statements and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.  The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)  evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)  presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.  The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.  The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ ALAN VITULI
Alan Vituli Chairman of the Board and Chief Executive Officer

Date: March 31, 2003

CERTIFICATIONS

I, Paul R. Flanders, certify that:

1.  I have reviewed this annual report on Form 10-K of Carrols Corporation;

2.  Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.  Based on my knowledge, the financial statements and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)  evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)  presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.  The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.  The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ PAUL R. FLANDERS
Paul R. Flanders Vice President—Chief Financial Officer and Treasurer

Date: March 31, 2003