Form 10-Q
period 2003-03-31
CARROLS CORP
filed 2003-05-14
CIK 17927

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, DC 20549

FORM 10-Q

☒ Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2003

or

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

Yes ☒	No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

The number of shares of the registrant’s common stock outstanding as of May 9, 2003 is 10.

PART I

FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

CARROLS CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands of dollars)

	March 31, 2003	December 31, 2002

	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$2,620	$2,538
Trade and other receivables, net of reserves of $128 at each date	1,728	1,306
Inventories	4,838	5,240
Prepaid rent	2,268	2,227
Prepaid expenses and other current assets	4,978	4,382
Refundable income taxes	481	1,253
Deferred income taxes	9,454	9,454

Total current assets	26,367	26,400

Property and equipment, at cost less accumulated depreciation of $151,029 and $146,782, respectively	221,183	223,790
Franchise rights, at cost less accumulated amortization of $48,297 and $47,109, respectively	89,492	90,620
Intangible assets, at cost less accumulated amortization of $10,074 and $10,062, respectively (Note 2)	122,364	122,378
Other assets	9,619	10,389

Total assets	$469,025	$473,577

The accompanying notes are an integral part of these financial statements.

CARROLS CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (continued)
(in thousands of dollars)

	March 31, 2003	December 31, 2002

	(unaudited)
LIABILITIES and STOCKHOLDER’S EQUITY
Current liabilities:
Accounts payable	$16,296	$16,099
Accrued interest	6,161	1,415
Accrued payroll, related taxes and benefits	11,953	15,130
Other liabilities	13,900	14,415
Current portion of long-term debt	12,151	12,299

Total current liabilities	60,461	59,358
Long-term debt, net of current portion	343,784	348,615
Deferred income – sale/leaseback of real estate	6,374	5,887
Accrued postretirement benefits	2,686	2,585
Deferred income taxes	326	901
Other liabilities (Note 4)	29,670	29,572

Total liabilities	443,301	446,918
Stockholder’s equity:
Common stock, par value $1; authorized 1,000 shares, issued and outstanding – 10 shares	—	—
Additional paid-in capital	24,485	24,485
Accumulated earnings	1,239	2,174

Total stockholder’s equity	25,724	26,659

Total liabilities and stockholder’s equity	$469,025	$473,577

The accompanying notes are an integral part of these financial statements.

CARROLS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
THREE MONTHS ENDED MARCH 31, 2003 AND 2002
(in thousands of dollars)

	2003	2002

	(unaudited)
Revenues:
Restaurant sales	$151,902	$157,437
Franchise royalty revenues and fees	338	370

Total revenues	152,240	157,807
Costs and expenses:
Cost of sales	42,434	43,853
Restaurant wages and related expenses	47,044	47,588
Other restaurant operating expenses	31,434	31,736
Advertising expense	7,269	6,888
General and administrative	9,274	9,601
Depreciation and amortization	9,767	9,919

Total operating expenses	147,222	149,585

Income from operations	5,018	8,222
Interest expense	6,525	7,031

Income (loss) before income taxes	(1,507)	1,191
Provision (benefit) for income taxes	(572)	455

Net income (loss)	$(935)	$736

The accompanying notes are an integral part of these financial statements.

CARROLS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 2003 AND 2002
(in thousands of dollars)

	2003	2002

	(unaudited)
Cash flows provided from operating activities:
Net income (loss)	$(935)	$736
Adjustments to reconcile net income (loss) to net cash provided from operating activities:
Loss on disposal of property and equipment	—	32
Depreciation and amortization	9,767	9,919
Deferred income taxes	(575)	733
Change in operating assets and liabilities	947	(2,502)

Net cash provided from operating activities	9,204	8,918

Cash flows used for investing activities:
Capital expenditures:
New restaurant development	(6,774)	(3,939)
Restaurant remodeling	(1,278)	(2,554)
Other restaurant expenditures	(2,206)	(1,586)
Corporate and restaurant information systems	(761)	(251)

Total capital expenditures	(11,019)	(8,330)
Properties purchased for sale-leaseback	—	(929)
Proceeds from sales of non-operating properties	1,964	—

Net cash used for investing activities	(9,055)	(9,259)

Cash flows provided from (used for) financing activities:
Payments (proceeds) on revolving credit facility, net	(4,600)	1,900
Principal payments on term loans	—	(2,125)
Payments on other notes payable	(258)	(237)
Principal payments on capital leases	(121)	(144)
Proceeds from sale-leaseback transactions	4,912	1,093

Net cash provided from (used for) financing activities	(67)	487

Increase in cash and cash equivalents	82	146
Cash and cash equivalents, beginning of period	2,538	2,405

Cash and cash equivalents, end of period	$2,620	$2,551

The accompanying notes are an integral part of these financial statements.

CARROLS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of dollars)

1.	Statement of Management

The accompanying unaudited consolidated financial statements for the three months ended March 31, 2003 and 2002 have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission and do not include all of the information and the footnotes required by accounting principles generally accepted in the United States of America for complete statements.  In the opinion of management, all normal and recurring adjustments necessary for a fair presentation of such financial statements have been included.

The results of operations for the three months ended March 31, 2003 and 2002 are not necessarily indicative of the results to be expected for the full year.

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

These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2002 contained in our 2002 Annual Report on Form 10-K.  The December 31, 2002 balance sheet data is derived from these audited financial statements.

CARROLS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of dollars)

2.	Intangible Assets

Intangible assets, net of accumulated amortization, consisted of the following:

	March 31, 2003	December 31, 2002

Goodwill, net of accumulated amortization of $9,902 and $9,902, respectively	$121,344	$121,344
Trademarks, net of accumulated amortization of $36 and $36, respectively	226	228
Other, net of accumulated amortization of $135 and $123, respectively	794	806

	$122,364	$122,378

Intangible assets at March 31, 2003 and December 31, 2002, for Burger King were $1,510 and $1,523, respectively, for Pollo Tropical were $57,381 and $57,383, respectively, and for Taco Cabana were $63,472 and $63,472, respectively.

Amortization expense of intangible assets for the periods ended March 31, 2003 and 2002 was $15 and $9, respectively.

3.	Income Taxes

The income tax provision (benefit) for the three months ended March 31, 2003 and 2002 was comprised of the following:

	2003	2002

Current	$(1,147)	$(278)
Deferred	575	733

	$(572)	$455

The difference between the expected tax benefit, resulting from application of the federal statutory income tax rate to pretax income, and the reported income tax provision results principally from state taxes and non-deductible amortization of certain franchise rights.

CARROLS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(in thousands of dollars)

4.	Other Liabilities

Other long-term liabilities at March 31, 2003 and December 31, 2002 consisted of the following:

	March 31, 2003	December 31, 2002

Unearned purchase discounts	$12,772	$13,330
Accrued occupancy costs	12,177	12,035
Other	4,721	4,207

	$29,670	$29,572

5.	Stock-Based Compensation

Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” (SFAS 123) permits entities to recognize as an expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS 123 allows entities to continue to apply the provisions of APB 25 and provide pro forma net income disclosures for employee stock option grants as if the fair-value-based method defined in SFAS 123 has been applied. The Company has elected to continue applying the provisions of APB 25 and provide the pro forma disclosure provisions of SFAS 123. Had compensation cost been determined based upon the fair value of the stock options at grant date consistent with the method of SFAS 123, the Company's pro-forma net income (loss) would have been ($1,007) and $559 for the periods ended March 31, 2003 and 2002, respectively.

6.	Business Segment Information

The Company is engaged in the restaurant industry, with three restaurant concepts:  Burger King operating as a franchisee, Pollo Tropical and Taco Cabana, both Company owned concepts.  The Company’s Burger King restaurants are all located in the United States, primarily in the Northeast, Southeast and Midwest.  Pollo Tropical is a regional quick-casual restaurant chain featuring grilled marinated chicken and authentic “made from scratch” side dishes.  Pollo Tropical’s core markets are located in south and central Florida.  Taco Cabana is a regional quick-casual restaurant chain featuring Mexican style food, including flame-grilled beef and chicken fajitas, quesadillas and other Mexican dishes.  Taco Cabana’s core markets are primarily in Texas.

The “Other” column includes corporate related items not allocated to reportable segments and for income from operations, principally corporate depreciation and amortization.  Other identifiable assets consist primarily of franchise rights and intangible assets.  Non-operating expenses, comprised of interest expense and income interest, are corporate related items and therefore have not been allocated to the reportable segments.

CARROLS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(in thousands of dollars)

	Burger King	Pollo Tropical	Taco Cabana	Other	Consolidated

Three Months Ended:
March 31, 2003:
Revenues	$83,942	$26,732	$41,566	$—	$152,240
Cost of sales	22,103	8,270	12,061	—	42,434
Restaurant wages and related expenses	28,142	6,824	12,078	—	47,044
Depreciation and amortization	5,874	999	1,871	1,023	9,767
Income (loss) from operations	(824)	4,157	2,708	(1,023)	5,018
Capital expenditures, excluding acquisitions	3,245	2,774	4,239	761	11,019
March 31, 2002:
Revenues	$90,509	$25,054	$42,244	$—	$157,807
Cost of sales	23,914	7,623	12,316	—	43,853
Restaurant wages and related expenses	28,978	6,144	12,466	—	47,588
Depreciation and amortization	6,399	788	1,691	1,041	9,919
Income (loss) from operations	1,097	4,261	3,905	(1,041)	8,222
Capital expenditures, excluding acquisitions	4,773	707	2,599	251	8,330
Identifiable Assets:
At March 31, 2003	$209,698	$31,519	$69,952	$157,856	$469,025
At December 31, 2002	$213,094	$33,117	$68,880	$158,486	$473,577

7.	Other Expense

During the fourth quarter of 2001, management made the decision to close seven Taco Cabana restaurants in the Phoenix, Arizona market and discontinue restaurant development underway in that market.  This decision resulted in a fourth quarter charge to other expense of $8.8 million in 2001, representing $7.1 million in asset impairments, primarily leasehold improvements, $1.0 million in future occupancy costs and $0.7 million in other ongoing exit activities estimated to be incurred over a two-year period. The Company closed one restaurant in December 2001 and the remaining six restaurants in February 2002.  In the first quarter of 2003, the Company sold certain properties in the Phoenix, Arizona market and recognized a gain of $0.4 million related to these sales.  Additionally, in the first quarter of 2003, the Company increased its estimated lease liabilities for its remaining lease obligations which resulted in an additional expense of $0.4 million.  Through March 31, 2003, the Company has paid $0.7 million in lease liabilities for the closed restaurants and $0.5 million in other exit costs.  At March 31, 2003, the Company had $0.7 million in lease liability reserves and $0.6 million in other exit cost reserves related to these restaurants.

CARROLS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(in thousands of dollars)

8.	Guarantor Financial Statements

The $170 million senior subordinated notes of the Company are guaranteed by certain of the Company’s subsidiaries (“Guarantor Subsidiaries”), all of which are wholly-owned by the Company.  These subsidiaries are:

Carrols Realty Holdings
Carrols Realty I Corp.
Carrols Realty II Corp.
Carrols J.G. Corp.
Quanta Advertising Corp.
Pollo Franchise, Inc.
Pollo Operations, Inc.
Taco Cabana, Inc.
TP Acquisition Corp.
T.C. Management, Inc.
Taco Cabana Management, Inc.
Get Real, Inc.
Texas Taco Cabana, L.P.

The following supplemental financial information sets forth on a condensed consolidating basis, consolidating balance sheets, statements of operations and statements of cash flows for the Parent Company only, Guarantor Subsidiaries and for the Company as of March 31, 2003 and December 31, 2002 and for the three-month periods ended March 31, 2003 and 2002.  Debt and goodwill allocated to subsidiaries are presented on an accounting “push-down” basis.

CARROLS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
CONSOLIDATING BALANCE SHEET
March 31, 2003
(in thousands of dollars)
(unaudited)

	Parent Company Only	Guarantor Subsidiaries	Combined Total

ASSETS
Current Assets:
Cash and cash equivalents	$891	$1,729	$2,620
Trade and other receivables, net	497	1,231	1,728
Inventories	3,346	1,492	4,838
Prepaid rent	1,268	1,000	2,268
Prepaid expenses and other current assets	1,817	3,161	4,978
Refundable income taxes	481	—	481
Deferred income taxes	9,454	—	9,454

Total current assets	17,754	8,613	26,367
Property and equipment, net	117,507	103,676	221,183
Franchise rights, net	89,492	—	89,492
Intangible assets, net	1,510	120,854	122,364
Intercompany receivable (payable)	170,870	(170,870)	—
Other assets	7,462	2,157	9,619

Total assets	$404,595	$64,430	$469,025

LIABILITIES AND STOCKHOLDER’S EQUITY
Current Liabilities:
Accounts payable	$9,453	$6,843	$16,296
Accrued interest	6,161	—	6,161
Accrued payroll, related taxes and benefits	7,198	4,755	11,953
Other liabilities	6,943	6,957	13,900
Current portion of long-term debt	11,871	280	12,151

Total current liabilities	41,626	18,835	60,461
Long-term debt, net of current portion	342,948	836	343,784
Deferred income sale/leaseback of real estate	4,918	1,456	6,374
Accrued postretirement benefits	2,686	—	2,686
Deferred income taxes	326	—	326
Other liabilities	16,453	13,217	29,670

Total liabilities	408,957	34,344	443,301
Stockholder’s equity	(4,362)	30,086	25,724

Total liabilities and stockholder’s equity	$404,595	$64,430	$469,025

CARROLS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
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

CARROLS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
CONSOLIDATING STATEMENT OF OPERATIONS
Three Months Ended March 31, 2003
(in thousands of dollars)
(unaudited)

	Parent Company Only	Guarantor Subsidiaries	Combined Total

Revenues:
Restaurant sales	$83,942	$67,960	$151,902
Franchise royalty revenues and fees	—	338	338

Total revenues	83,942	68,298	152,240

Costs and expenses:
Cost of sales	22,103	20,331	42,434
Restaurant wages and related expenses	28,142	18,902	47,044
Other restaurant operating expenses	19,489	11,945	31,434
Advertising expense	3,899	3,370	7,269
General and administrative	5,569	3,705	9,274
Depreciation and amortization	6,686	3,081	9,767

Total operating expenses	85,888	61,334	147,222

Income (loss) from operations	(1,946)	6,964	5,018
Interest expense	6,466	59	6,525
Intercompany allocations	(1,736)	1,736	—

Income (loss) before income taxes	(6,676)	5,169	(1,507)
Provision (benefit) for income taxes	(2,398)	1,826	(572)

Net income (loss)	$(4,278)	$3,343	$(935)

CARROLS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
CONSOLIDATING STATEMENT OF OPERATIONS
Three Months Ended March 31, 2002
(in thousands of dollars)
(unaudited)

	Parent Company Only	Guarantor Subsidiaries	Combined Total

Revenues:
Restaurant sales	$90,509	$66,928	$157,437
Franchise royalty revenues and fees	—	370	370

Total revenues	90,509	67,298	157,807

Costs and expenses:
Cost of sales	23,914	19,939	43,853
Restaurant wages and related expenses	28,978	18,610	47,588
Other restaurant operating expenses	20,159	11,577	31,736
Advertising expense	4,001	2,887	6,888
General and administrative	5,961	3,640	9,601
Depreciation and amortization	7,188	2,731	9,919

Total operating expenses	90,201	59,384	149,585

Income from operations	308	7,914	8,222
Interest expense	6,946	85	7,031
Intercompany allocations	(1,736)	1,736	—

Income (loss) before income taxes	(4,902)	6,093	1,191
Provision (benefit) for income taxes	(1,754)	2,209	455

Net income (loss)	$(3,148)	$3,884	$736

CARROLS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
CONSOLIDATING STATEMENT OF CASH FLOWS
Three Months Ended March 31, 2003
(in thousands of dollars)
(unaudited)

	Parent Company Only	Guarantor Subsidiaries	Combined Total

Cash flows provided from operating activities:
Net income (loss)	$(4,278)	$3,343	$(935)
Adjustments to reconcile net income (loss) to net cash provided from operating activities:
Depreciation and amortization	6,686	3,081	9,767
Deferred income taxes	(575)	—	(575)
Changes in operating assets and liabilities	6,037	(5,090)	947

Net cash provided from operating activities	7,870	1,334	9,204

Cash flow used for investing activities:
Capital expenditures:
New restaurant development	(1,451)	(5,323)	(6,774)
Restaurant remodeling	(1,251)	(27)	(1,278)
Other restaurant expenditures	(543)	(1,663)	(2,206)
Corporate and restaurant information systems	(618)	(143)	(761)

Total capital expenditures	(3,863)	(7,156)	(11,019)
Proceeds from sales of non-operating properties	—	1,964	1,964

Net cash used for investing activities	(3,863)	(5,192)	(9,055)

Cash flows provided from (used for) financing activities:
Proceeds from revolving credit facility, net	(4,600)	—	(4,600)
Payments on other notes payable	(258)	—	(258)
Principal payments on capital leases	(49)	(72)	(121)
Proceeds from sale/leaseback transactions	1,076	3,836	4,912

Net cash provided from (used for) financing activities	(3,831)	3,764	(67)

Net increase (decrease) in cash and cash equivalents	176	(94)	82
Cash and cash equivalents, beginning of period	715	1,823	2,538

Cash and cash equivalents, end of period	$891	$1,729	$2,620

CARROLS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
CONSOLIDATING STATEMENT OF CASH FLOWS
Three Months Ended March 31, 2002
(in thousands of dollars)
(unaudited)

	Parent Company Only	Guarantor Subsidiaries	Combined Total

Cash flows provided from operating activities:
Net income (loss)	$(3,148)	$3,884	$736
Adjustments to reconcile net income (loss) to net cash provided from operating activities:
Loss on disposal of property and equipment	8	24	32
Depreciation and amortization	7,188	2,731	9,919
Deferred income taxes	733	—	733
Changes in operating assets and liabilities	1,174	(3,676)	(2,502)

Net cash provided from operating activities	5,955	2,963	8,918

Cash flow used for investing activities:
Capital expenditures:
New restaurant development	(1,179)	(2,018)	(3,197)
Restaurant remodeling	(2,941)	(355)	(3,296)
Other restaurant expenditures	(653)	(933)	(1,586)
Corporate and restaurant information systems	(111)	(140)	(251)

Total capital expenditures	(4,884)	(3,446)	(8,330)
Purchased properties for sale/leaseback	(929)	—	(929)

Net cash used for investing activities	(5,813)	(3,446)	(9,259)

Cash flows provided from (used for) financing activities:
Proceeds from revolving credit facility, net	1,900	—	1,900
Principal payments on term loans	(2,125)	—	(2,125)
Payments on other notes payable	(237)	—	(237)
Principal payments on capital leases	(80)	(64)	(144)
Proceeds from sale/leaseback transactions	1,093	—	1,093

Net cash provided from (used for) financing activities	551	(64)	487

Net increase (decrease) in cash and cash equivalents	693	(547)	146
Cash and cash equivalents, beginning of period	921	1,484	2,405

Cash and cash equivalents, end of period	$1,614	$937	$2,551

 ITEM 2  – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

            Certain statements included in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Quarterly Report on Form 10-Q which are not statements of historical fact are intended to be, and are hereby identified as, “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  Without limiting the foregoing, the words “believe,” “anticipate,” “plan,” “expect,” “estimate,” “intend,” and other similar expressions are intended to identify forward-looking statements.  The Company cautions readers that forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievement expressed or implied by such forward-looking statements.  Such factors include, among others, the following: the success or failure of the Company in implementing its current business and operational strategies; availability, terms and access to capital and customary trade credit; availability of restaurant supplies and distribution of product; general economic and business conditions; competition; changes in the Company’s business strategy; labor relations; the outcome of pending or yet-to-be instituted legal proceedings; and labor and employee benefit costs. The Company undertakes no obligation to publicly update any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

Overview

            We are one of the largest restaurant companies in the U. S. operating 531 restaurants in 16 states as of March 31, 2003.  We are the largest Burger King franchisee in the world, and have operated Burger King restaurants since 1976.  At March 31, 2003 we operated 355 Burger King restaurants located in 13 Northeastern, Midwestern and Southeastern states.  Our Burger King restaurant sales were $83.9 million in the first quarter of 2003, or 55.3% of total restaurant sales.

            We have expanded and diversified our operations during the past five years with the acquisition of two regional Hispanic restaurant chains.  Our Hispanic restaurant brands, which include Taco Cabana and Pollo Tropical, collectively operate or franchise more than 200 restaurants. In 1998, we acquired Pollo Tropical Inc., a restaurant chain featuring grilled marinated chicken and authentic “made from scratch” side dishes, for a cash purchase price of approximately $95 million.  Since the acquisition we have expanded this concept by over 60% by opening 23 new Pollo Tropical restaurants. At March 31, 2003, we operated 59 company owned Pollo Tropical restaurants in Florida and franchised 24 Pollo Tropical restaurants, 19 of which are in Puerto Rico. Total Pollo Tropical sales from Company operated restaurants were $26.5 million in the first quarter of 2003.

            In December 2000, we acquired Taco Cabana Inc., a restaurant chain featuring Mexican style food including flame-grilled beef and chicken fajitas, quesadillas, and fresh flour tortillas, for a total purchase price of approximately $155 million.  At March 31, 2003 we operated 117 company owned Taco Cabana restaurants located in Texas and Oklahoma and franchised nine Taco Cabana restaurants.  Since the acquisition we have opened twelve new Taco Cabana restaurants and have closed twelve restaurants, including seven restaurants in the Phoenix, Arizona market, six of which were in the first quarter of 2002. Total Taco Cabana sales from Company operated restaurants were $41.5 million in the first quarter of 2003.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

            We use a 52-53 week fiscal year ending on the Sunday closest to December 31.  All references herein to the fiscal years ended December 30, 2001 and December 29, 2002 will be referred to as the fiscal years ended December 31, 2001 and 2002, respectively.  The fiscal years ended December 31, 2003, 2002 and 2001 each contain 52 weeks. Similarly, all references herein to the quarter ended March 30, 2003 will be referred to as the quarter ended March 31, 2003.

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

            MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

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

We must evaluate our recorded goodwill for impairment under SFAS 142 “Goodwill and Other Intangible Assets” on an ongoing basis. We have elected to conduct our annual impairment review of goodwill and intangible assets at December 31.  Our review at December 31, 2002 indicated there has been no goodwill impairment as of that date.  This annual evaluation requires us to make estimates and assumptions regarding the fair value of our reporting units.  These estimates may differ from actual future events.

Recent Accounting Pronouncements

             In June 2001, the FASB issued SFAS 143, “Accounting for Asset Retirement Obligations.”  This new standard, effective in 2003, requires entities to recognize the fair value of an asset retirement obligation in the period that it is incurred if a reasonable estimate of fair value can be made.  The provisions of SFAS 143 are effective for fiscal years beginning after June 15, 2002. The adoption of SFAS 143 has had no material impact on our financial statements.

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

           The Company has adopted Financial Accounting Standards Board (FASB) Interpretation No. 45, Guarantors Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, an interpretation of FASB Statements No. 5, 57 and 107 and a rescission of FASB Interpretation No. 34 (FIN 45). FIN 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. FIN 45 also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provisions were applicable to guarantees issued or modified after December 31, 2002. The adoption of FIN 45 did not have a material impact on our financial statements for the quarter ended March 31, 2003.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations

Three Months Ended March 31, 2003 Compared to Three Months Ended March 31, 2002.

            The following table sets forth, for the three months ended March 31, 2003 and 2002, selected operating results as a percentage of restaurant sales:

	2003	2002

Restaurant sales:
Burger King	55.3%	57.5%
Pollo Tropical	17.4%	15.7%
Taco Cabana	27.3%	26.8%

	100.0%	100.0%
Costs and expenses:
Cost of sales	27.9%	27.9%
Restaurant wages and related expenses	31.0%	30.2%
Other restaurant expenses including advertising	25.5%	24.5%
General and administrative	6.1%	6.1%
Depreciation and amortization	6.4%	6.3%

Income from restaurant operations	3.1%	5.0%

            Since March 31, 2002 we have opened eight new Burger King restaurants, closed fourteen Burger King restaurants, opened five new Pollo Tropical restaurants, opened six Taco Cabana restaurants and closed two Taco Cabana restaurants.

            Restaurant Sales – Total restaurant sales for the first quarter of 2003 decreased $5.5 million to $151.9 million from $157.4 million in the first quarter of 2002.  Burger King restaurant sales decreased $6.6 million, or 7.3%, to $83.9 million in the first quarter of 2003 due to a decrease in comparable restaurant sales of 7.3%.  This decrease in 2003 was due to reduced customer traffic as well as inclement weather in the Northeast and Great Lakes market areas.  Pollo Tropical restaurant sales increased $1.7 million, or 6.9%, in the first quarter of 2003 to $26.5 million due primarily to the opening of five Pollo Tropical restaurants during the twelve months ended March 31, 2003. Sales at our comparable Pollo Tropical restaurants increased 0.5% in the first quarter of 2003.  Taco Cabana restaurant sales decreased $0.7 million to $41.5 million in the first quarter of 2003 due primarily to a 4.3% decrease at our comparable Taco Cabana restaurants in the first quarter and, to a lesser extent, the closure of six restaurants in the Phoenix, Arizona market in February 2002. These factors were partially offset by the net addition of four Taco Cabana restaurants during the twelve months ended March 31, 2003.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

            Operating Costs and Expenses – Cost of sales (food and paper costs), as a percentage of total restaurant sales, was 27.9% in both the first quarters of 2003 and 2002.  Burger King cost of sales, as a percentage of Burger King restaurant sales, decreased slightly to 26.3% in the first quarter from 26.4% in 2002 due to higher rebates, improvements in restaurant food cost controls and a 4.5% decrease in beef commodity prices, substantially offset by higher promotional sales discounts in 2003.  Pollo Tropical cost of sales, as a percentage of Pollo Tropical restaurant sales, increased to 31.2% in the first quarter from 30.8% in 2002 due primarily to lower gross margins on new menu items introduced since March 31, 2002, partially offset by lower chicken commodity prices in 2003. Taco Cabana cost of sales, as a percentage of Taco Cabana restaurant sales, decreased slightly to 29.1% in the first quarter from 29.2% in 2002 due to lower beef commodity prices and slightly higher promotional sales discounts in 2002.

            Restaurant wages and related expenses, as a percentage of total restaurant sales, increased to 31.0% in the first quarter of 2003 from 30.2% in 2002.  Burger King restaurant wages and related expenses, as a percentage of Burger King restaurant sales, increased to 33.5% in the first quarter from 32.0% in 2002 due to the effects of lower sales volumes on fixed labor costs and higher workers compensation and medical insurance costs.  Pollo Tropical restaurant wages and related expenses, as a percentage of Pollo Tropical restaurant sales, increased to 25.8% in the first quarter from 24.8% in 2002 due to higher workers compensation and medical insurance costs and the effect of increases in fixed labor costs on relatively flat comparable sales volumes.  Taco Cabana restaurant wages and related expenses, as a percentage of Taco Cabana restaurant sales, decreased to 29.1% in the first quarter from 29.6% in 2002 due to labor efficiencies and from the closure of six lower volume Taco Cabana restaurants in the Phoenix, Arizona market in February 2002.

            Other restaurant operating expenses (which includes advertising), as a percentage of total restaurant sales, increased to 25.5% in the first quarter from 24.5% in 2002.  Burger King other restaurant operating expenses, as a percentage of Burger King restaurant sales, increased to 27.9% in the first quarter from 26.7% in 2002 due to higher utility costs, from increases in natural gas prices and inclement weather in our markets, and from the effects of lower sales volumes on fixed costs including occupancy.  Pollo Tropical other restaurant operating expenses, as a percentage of Pollo Tropical restaurant sales, increased to 20.0% in the first quarter from 19.7% in 2002 due to higher utility costs and higher occupancy costs due to the sale/leaseback of three Pollo Tropical properties in the first quarter of 2003.  These factors were offset in part by lower advertising costs related to the deferral of promotional advertising during the war with Iraq.  Taco Cabana other restaurant operating expenses, including advertising, as a percentage of Taco Cabana restaurant sales, increased to 24.1% in the first quarter from 22.7% in 2002 due to higher advertising costs related to the timing of promotions compared to the prior year and higher utility costs.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

            General and administrative expenses, as a percentage of total restaurant sales, were 6.1% in both the first quarters of 2003 and 2002.  General and administrative expenses decreased $0.3 million to $9.3 million in the first quarter of 2003 due primarily to decreased administrative bonus levels.

            EBITDA – Earnings before interest, income taxes, depreciation and amortization (“EBITDA”) decreased to $14.8 million in the first quarter of 2003 from $18.1 million in the first quarter of 2002.  As a percentage of total revenues, EBITDA margins decreased to 9.7% in the first quarter of 2003 from 11.5% in the first quarter of 2002, as a result of the factors discussed above.

            Depreciation and Amortization – Depreciation and amortization expense decreased slightly to $9.8 million in the first quarter of 2003 from $9.9 million in the first quarter of 2002.

            Interest Expense – Interest expense decreased $0.5 million to $6.5 million in the first quarter of 2003 from $7.0 million in the first quarter of 2002 due to lower interest rates on our floating rate debt and lower average debt balances in 2003.  The weighted average interest rate on all debt for the quarters ended March 31, 2003 and 2002 was 7.1% and 7.3%, respectively.

            Income Taxes – The benefit for income taxes for the first quarter of 2003 was derived using an estimated effective annual income tax rate for 2003 of 38.0%.  This rate is higher than the Federal statutory tax rate of 35% due to state franchise taxes and non-deductible amortization of certain franchise rights.

            Net Income (Loss) – As a result of the foregoing, the first quarter of 2003 had a net loss $935,000 compared to net income of $736,000 in the first quarter of 2002.

Reconciliation of Non-GAAP Financial Measures

            EBITDA is presented because we believe it is a useful financial indicator for measuring the ability to service and/or incur indebtedness. However, EBITDA should not be considered as an alternative to net income as a measure of operating results or to cash flows as a measure of liquidity in accordance with generally accepted accounting principles.  A reconciliation of EBITDA to net income (loss) for the quarters ended March 31, 2003 and 2002 is as follows:

	2003	2002

EBITDA	$14,785	$18,141
Less: Depreciation and amortization expense	9,767	9,919
Interest expense	6,525	7,031
Provision (benefit) for income taxes	(572)	455

Net income (loss)	(935)	736

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Liquidity and Capital Resources

            We do not have significant receivables or inventory and receive trade credit based upon negotiated terms in purchasing food products and other supplies.  We are able to operate with a substantial working capital deficit because:

•    restaurant operations are primarily conducted on a cash basis;
•    rapid turnover results in a limited investment in inventories; and
•    cash from sales is usually received before related liabilities for food, supplies and payroll become due.

            Our cash requirements arise primarily from:

•    the need to finance the opening and equipping of new restaurants;
•    ongoing capital reinvestment in our existing restaurants; and
•    servicing our debt.

            Our operations in the first quarter of 2003 generated $9.2 million in cash compared with $8.9 million in the first quarter of 2002.

            Capital expenditures represent a major investment of cash for us and were $11.0 million and $8.3 million in the first quarter of 2003 and 2002, respectively.  Expenditures for new restaurant development were $6.8 million and $3.9 million in the first quarter of 2003 and 2002, respectively.  Our capital expenditures also include remodeling costs and capital maintenance projects for the ongoing reinvestment and enhancement of our restaurants and totaled $4.5 million and $4.1 million in the first quarter of 2003 and 2002, respectively.

            In 2003, we anticipate total capital expenditures of approximately $42 million to $50 million. These expenditures include approximately $25 million to $30 million for the construction of new restaurants and purchase of related real estate applicable to our three restaurant concepts.  We anticipate total capital expenditures in 2003 to remodel existing restaurants to be approximately $6 million to $8 million with amounts applicable to our three restaurant concepts as follows: $3 million to $4 million for Burger King; $2 million to $3 million for Taco Cabana and $1 million for Pollo Tropical.  Capital maintenance expenditures in 2003 for ongoing reinvestment in our three restaurant concepts are anticipated to approximate $10 million to $11 million, with approximately $4 million for our Burger King restaurants,  $3 million for Taco Cabana and $3 million for Pollo Tropical.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

            In the first quarter of 2003, we sold four properties for $4.9 million in sale/leaseback transactions and sold two non-operating properties for $1.9 million.  Proceeds from these sales were used to reduce debt.  In the first quarter of 2002, we also sold one property in a sale/leaseback transaction that was purchased in the first quarter of 2002.

            At March 31, 2003, we had total indebtedness of $355.9 million comprised of $170.0 million of unsecured 9.5% Senior Subordinated Notes due 2008, total borrowings under our senior credit facility of $182.7 million and other debt, including capital leases, of $3.2 million.  Our senior credit facility provides for a $70 million term loan A facility, an $80 million term loan B facility and a $100 million revolving credit facility. At March 31, 2003, $134.5 million was outstanding under the term loan A and B facilities and $42.7 million was available for borrowings under our revolving credit facility, after reserving $9.1 million for letters of credit guaranteed by the facility at that date.  Effective March 31, 2003 our senior credit facility was amended to increase the amount available under the facility for the guarantee of letters of credit from $10 million to $20 million, and at May 14, 2003, $11.4 million for letters of credit were  guaranteed by our senior credit facility.

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

Inflation

            The inflationary factors that have historically affected our results of operations include increases in food and paper costs, labor and other operating expenses.  Wages paid in our restaurants are impacted by changes in the Federal or state minimum hourly wage rates, and accordingly, changes in those rates directly affect our cost of labor. The restaurant industry and we typically attempt to offset the effect of inflation, at least in part, through periodic menu price increases and various cost reduction programs.  However, no assurance can be given that we will be able to offset such inflationary cost increases in the future.

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

            There were no material changes from the information presented in Item 7A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 with respect to the Company’s market risk sensitive instruments.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

ITEM 4 – CONTROLS AND PROCEDURES

            In designing and evaluating the Company's disclosure controls and procedures (as defined in Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934, as amended (the "Exchange Act")), management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurances of achieving the desired control objectives, as ours are designed to do, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

PART II – OTHER INFORMATION

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

            None

Item 3.   Default Upon Senior Securities

            None

Item 4.   Submission of Matters to a Vote of Security Holders

            None

Item 5.   Other Information

            None

Item 6.   Exhibits and Reports on Form 8-K

            (a) The following exhibits are filed as part of this report.

                Exhibit No.

10.38
First Amendment to Loan Agreement dated as of March 31, 2003, by and among Carrols Corporation, JP Morgan Chase Bank, Bank of America, N.A., Suntrust Bank, Manufacturers and Traders Trust, The Northern Trust Company, BSB Bank & Trust Company, and the other lenders now or hereafter parties hereto.

99.1	Certificate Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated May 14, 2003 by Alan Vituli.
99.2	Certificate Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated May 14, 2003 by Paul R. Flanders.

            (b) There were no reports on Form 8-K filed during the reported quarter.

SIGNATURES

            Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CARROLS CORPORATION

Date: May 14, 2003	/s/ Alan Vituli

(Signature)
Alan Vituli
Chairman of the Board and Chief Executive Officer

Date: May 14, 2003	/s/ Paul R. Flanders

(Signature)
Paul R. Flanders
Vice President – Chief Financial Officer and Treasurer

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 14, 2003	/s/ Alan Vituli

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 14, 2003	/s/ Paul R. Flanders

Paul R. Flanders
Vice President – Chief Financial Officer and Treasurer