Form 10-Q
period 2003-06-30
CARROLS CORP
filed 2003-08-13
CIK 17927

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, DC 20549

FORM 10-Q

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2003

or

☐ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

The number of shares of the registrant’s common stock outstanding as of August 11, 2003: 10 shares

PART I

ITEM 1 - FINANCIAL INFORMATION

CARROLS CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands of dollars)

	June 30, 2003	December 31, 2002

	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$2,565	$2,538
Trade and other receivables, net of reserves of $ 128 at each date	1,696	1,306
Inventories	4,942	5,240
Prepaid rent	2,315	2,227
Prepaid expenses and other current assets	4,124	4,382
Refundable income taxes	269	1,253
Deferred income taxes	9,454	9,454

Total current assets	25,365	26,400
Property and equipment, at cost less accumulated depreciation of $154,653 and $146,782, respectively	207,466	223,790
Franchise rights, at cost less accumulated amortization of $48,466 and $47,109, respectively	88,318	90,620
Intangible assets, at cost less accumulated amortization of $10,086 and $10,062, respectively (Note 2)	122,351	122,378
Other assets	8,718	10,389

Total assets	$452,218	$473,577

The accompanying notes are an integral part of these financial statements.

CARROLS CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (continued)
(in thousands of dollars)

	June 30, 2003	December 31, 2002

	(unaudited)
LIABILITIES and STOCKHOLDER’S EQUITY
Current liabilities:
Accounts payable	$14,748	$16,099
Accrued interest	1,842	1,415
Accrued payroll, related taxes and benefits	12,288	15,130
Other liabilities	16,043	14,415
Current portion of long-term debt	15,860	12,299

Total current liabilities	60,781	59,358
Long-term debt, net of current portion	321,173	348,615
Deferred income – sale/leaseback of real estate	8,759	5,887
Accrued postretirement benefits	2,777	2,585
Deferred income taxes	1,726	901
Other liabilities (Note 4)	28,557	29,572

Total liabilities	423,773	446,918
Stockholder’s equity:
Common stock, par value $1; authorized 1,000 shares, issued and outstanding – 10 shares	—	—
Additional paid-in capital	24,485	24,485
Accumulated earnings	3,960	2,174

Total stockholder’s equity	28,445	26,659

Total liabilities and stockholder’s equity	$452,218	$473,577

The accompanying notes are an integral part of these financial statements.

CARROLS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
THREE MONTHS ENDED JUNE 30, 2003 AND 2002
(in thousands of dollars)

	2003	2002

	(unaudited)
Revenues:
Restaurant sales	$165,263	$173,025
Franchise royalty revenues and fees	358	348

Total revenues	165,621	173,373
Costs and expenses:
Cost of sales	45,385	48,405
Restaurant wages and related expenses	49,780	50,424
Other restaurant operating expenses	32,235	32,257
Advertising expense	7,736	7,165
General and administrative	8,938	9,682
Depreciation and amortization	10,466	9,877

Total operating expenses	154,540	157,810

Income from operations	11,081	15,563
Interest expense	6,467	6,952

Income before income taxes	4,614	8,611
Provision for income taxes	1,893	3,306

Net income	$2,721	$5,305

The accompanying notes are an integral part of these financial statements.

CARROLS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
SIX MONTHS ENDED JUNE 30, 2003 AND 2002
(in thousands of dollars)

	2003	2002

	(unaudited)
Revenues:
Restaurant sales	$317,165	$330,462
Franchise royalty revenues and fees	696	718

Total revenues	317,861	331,180
Costs and expenses:
Cost of sales	87,819	92,258
Restaurant wages and related expenses	96,824	98,232
Other restaurant operating expenses	63,669	63,773
Advertising expense	15,005	14,053
General and administrative	18,212	19,283
Depreciation and amortization	20,233	19,796

Total operating expenses	301,762	307,395

Income from operations	16,099	23,785
Interest expense	12,992	13,983

Income before income taxes	3,107	9,802
Provision for income taxes (Note 3)	1,321	3,761

Net income	$1,786	$6,041

The accompanying notes are an integral part of these financial statements.

CARROLS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2003 AND 2002
(in thousands of dollars)

	2003	2002

	(unaudited)
Cash flows provided from operating activities:
Net income	$1,786	$6,041
Adjustments to reconcile net income to net cash provided from operating activities:
Loss on disposal of property and equipment	—	34
Depreciation and amortization	20,233	19,796
Deferred income taxes	825	2,129
Change in operating assets and liabilities	(2,096)	(709)

Net cash provided from operating activities	20,748	27,291

Cash flows used for investing activities:
Capital expenditures:
New restaurant development	(12,170)	(9,893)
Restaurant remodeling	(2,549)	(8,239)
Other restaurant expenditures	(3,822)	(4,987)
Corporate and restaurant information systems	(976)	(588)

Total capital expenditures	(19,517)	(23,707)
Properties purchased for sale-leaseback	—	(925)
Proceeds from sales of non-operating properties	2,670	—

Net cash used for investing activities	(16,847)	(24,632)

Cash flows used for financing activities:
Payments on revolving credit facility, net	(19,800)	(2,400)
Principal payments on term loans	(2,750)	(4,250)
Payments on other notes payable, net	(519)	(479)
Principal payments on capital leases	(244)	(288)
Proceeds from sale-leaseback transactions	19,439	5,080

Net cash used for financing activities	(3,874)	(2,337)

Increase in cash and cash equivalents	27	322
Cash and cash equivalents, beginning of period	2,538	2,405

Cash and cash equivalents, end of period	$2,565	$2,727

The accompanying notes are an integral part of these financial statements.

CARROLS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of dollars)

1.	Statement of Management

The accompanying unaudited consolidated financial statements as of June 30, 2003 and for the three and six months ended June 30, 2003 and 2002 have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission, and do not include all of the information and the footnotes required by accounting principles generally accepted in the United States of America for complete statements.  In the opinion of management, all normal and recurring adjustments necessary for a fair presentation of such financial statements have been included.

The results of operations for the three and six months ended June 30, 2003 and 2002 are not necessarily indicative of the results to be expected for the full year.

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

CARROLS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands of dollars)

2.	Intangible Assets

Intangible assets, net of accumulated amortization, consisted of the following:

	June 30, 2003	December 31, 2002

Goodwill, net of accumulated amortization of $9,902 at both dates	$121,345	$121,345
Trademarks, net of accumulated amortization of $ 36 at both dates	226	228
Other, net of accumulated amortization of $ 148 and $123, respectively	780	805

	$122,351	$122,378

Intangible assets, net of accumulated amortization, applicable to our business segments consisted of the following:

	June 30, 2003	December 31, 2002

Burger King	$1,497	$1,523
Pollo Tropical	57,381	57,383
Taco Cabana	63,473	63,472

	$122,351	$122,378

3.	Income Taxes

The income tax provision for the six months ended June 30, 2003 and 2002 was comprised of the following:

	2003	2002

Current	$496	$1,632
Deferred	825	2,129

	$1,321	$3,761

The difference between the expected tax provision, resulting from application of the federal statutory income tax rate to pretax income, and the reported income tax provision results principally from state taxes and non-deductible amortization of certain franchise rights.

CARROLS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands of dollars)

4.	Other Liabilities

Other long-term liabilities at June 30, 2003 and December 31, 2002 consisted of the following:

	June 30, 2003	December 31, 2002

Unearned purchase discounts	$12,042	$13,330
Accrued occupancy costs	8,545	8,373
Other	7,970	7,869

	$28,557	$29,572

5.	Stock-Based Compensation Disclosures Required by SFAS No. 148

Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” (SFAS 123) permits entities to recognize as an expense over the vesting period the fair value of all stock-based awards on the date of grant.  Alternatively, SFAS 123 allows entities to continue to apply the provisions of Accounting Principles Bulletin No. 25 and provide pro forma net income disclosures for employee stock option grants as if the fair-value-based method defined in SFAS 123 has been applied.  The Company has elected to continue applying the provisions of APB 25 and provide the pro forma disclosure provisions of SFAS 123.  Had compensation cost been determined based upon the fair value of the stock options at grant date consistent with the method of SFAS 123, the Company’s pro-forma net income would have been $1,643 and $5,029 for the six months ended June 30, 2003 and 2002, respectively.

6.	Business Segment Information

The Company is engaged in the restaurant industry, with three restaurant concepts:  Burger King, operating as a franchisee, Pollo Tropical and Taco Cabana, both Company-owned concepts.  The Company’s Burger King restaurants are all located in the United States, primarily in the Northeast, Southeast and Midwest.  Pollo Tropical is a regional quick-casual restaurant chain featuring grilled marinated chicken and authentic “made from scratch” side dishes.  Pollo Tropical’s core markets are located in south and central Florida.  Taco Cabana is a regional quick-casual restaurant chain featuring Mexican style food, including flame-grilled beef and chicken fajitas, quesadillas and other Mexican dishes.  Taco Cabana’s core markets are primarily in Texas.

The “Other” column includes corporate related items not allocated to reportable segments, and for income from operations, principally corporate depreciation and amortization.  Other assets consist primarily of franchise rights and  intangible assets.

CARROLS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(in thousands of dollars)

	Burger King	Pollo Tropical	Taco Cabana	Other	Consolidated

Three Months Ended:
June 30, 2003:
Revenues	$91,783	$27,042	$46,796	$—	$165,621
Cost of sales	23,547	8,135	13,703	—	45,385
Restaurant wages and related expenses	29,107	7,192	13,481	—	49,780
Depreciation and amortization	6,386	1,018	1,994	1,068	10,466
Income (loss) from operations	4,482	3,500	4,167	(1,068)	11,081
Capital expenditures, excluding acquisitions	1,929	945	5,409	215	8,498
June 30, 2002:
Revenues	$102,283	$25,352	$45,738	$—	$173,373
Cost of sales	27,237	7,648	13,520	—	48,405
Restaurant wages and related expenses	30,946	6,376	13,102	—	50,424
Depreciation and amortization	6,404	753	1,668	1,052	9,877
Income (loss) from operations	6,647	4,808	5,160	(1,052)	15,563
Capital expenditures, excluding acquisitions	6,116	5,018	3,906	337	15,377
Six Months Ended:
June 30, 2003:
Revenues	$175,725	$53,774	$88,362	$—	$317,861
Cost of sales	45,650	16,405	25,764	—	87,819
Restaurant wages and related expenses	57,249	14,016	25,559	—	96,824
Depreciation and amortization	12,260	2,017	3,865	2,091	20,233
Income (loss) from operations	3,658	7,657	6,875	(2,091)	16,099
Capital expenditures, excluding acquisitions	5,174	3,719	9,648	976	19,517
June 30, 2002:
Revenues	$192,792	$50,406	$87,982	$—	$331,180
Cost of sales	51,151	15,271	25,836	—	92,258
Restaurant wages and related expenses	59,924	12,520	25,788	—	98,232
Depreciation and amortization	12,803	1,541	3,359	2,093	19,796
Income (loss) from operations	7,744	9,069	9,065	(2,093)	23,785
Capital expenditures, excluding acquisitions	10,889	5,725	6,505	588	23,707
Total Assets :
At June 30, 2003	$200,172	$30,349	$66,351	$155,346	$452,218
At December 31, 2002	$213,094	$33,117	$68,880	$158,486	$473,577

CARROLS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(in thousands of dollars)

7.	Other Expense

During the fourth quarter of 2001, management made the decision to close seven Taco Cabana restaurants in the Phoenix, Arizona market and discontinue restaurant development underway in that market.  This decision resulted in a charge to other expense of $8.8 million in the fourth quarter of 2001, comprised of $7.1 million in asset impairments, primarily leasehold improvements, $1.0 million in future occupancy costs and $0.7 million in other exit costs estimated to be incurred over a two-year period. The Company closed one restaurant in December 2001 and the remaining six restaurants in February 2002.  Through June 30, 2003, the Company has paid $0.8 million in lease liabilities for the closed restaurants and $0.8 million in other exit costs.  At June 30, 2003, the Company had $0.6 million in lease liability reserves and $0.3 million in other exit cost reserves related to these restaurants.

CARROLS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(in thousands of dollars)

8.	Guarantor Financial Statements

The $170 million senior subordinated notes of the Company are guaranteed by certain of the Company’s subsidiaries (“Guarantor Subsidiaries”), all of which are wholly-owned by the Company.  These subsidiaries are:

Carrols Realty Holdings
Carrols Realty I Corp.
Carrols Realty II Corp.
Carrols J.G. Corp.
Quanta Advertising Corp.
Pollo Franchise, Inc.
Pollo Operations, Inc.
Taco Cabana, Inc.
TP Acquisition Corp.
T.C. Management, Inc.
Taco Cabana Management, Inc.
Get Real, Inc.
Texas Taco Cabana, L.P.

The following supplemental financial information sets forth on a condensed consolidating basis, consolidating balance sheets, statements of operations and statements of cash flows for the Parent Company (Carrols Corporation) only, Guarantor Subsidiaries and for the Company as of June 30, 2003 and December 31, 2002 and for the three-month and six-month periods ended June 30, 2003 and 2002.  Debt and goodwill allocated to subsidiaries are presented on an accounting “push-down” basis.

During the quarter ended June 30, 2003, the Parent Company entered into an agreement, retroactive to January 1, 2002, to charge interest to the Guarantor Subsidiaries.  The retroactive interest recorded in the second quarter of 2003 was $14,097.

CARROLS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
CONSOLIDATING BALANCE SHEET
June 30, 2003
(in thousands of dollars)
(unaudited)

	Parent Company Only	Guarantor Subsidiaries	Combined Total

ASSETS
Current Assets:
Cash and cash equivalents	$831	$1,734	$2,565
Trade and other receivables, net	386	1,310	1,696
Inventories	3,427	1,515	4,942
Prepaid rent	1,292	1,023	2,315
Prepaid expenses and other current assets	1,149	2,975	4,124
Refundable income taxes	269	—	269
Deferred income taxes	9,454	—	9,454

Total current assets	16,808	8,557	25,365
Property and equipment, net	111,087	96,379	207,466
Franchise rights, net	88,318	—	88,318
Intangible assets, net	1,498	120,853	122,351
Intercompany receivable (payable)	171,014	(171,014)	—
Other assets	6,801	1,917	8,718

Total assets	$395,526	$56,692	$452,218

LIABILITIES AND STOCKHOLDER’S EQUITY
Current Liabilities:
Accounts payable	$8,791	$5,957	$14,748
Accrued interest	1,842	—	1,842
Accrued payroll, related taxes and benefits	7,443	4,845	12,288
Other liabilities	7,074	8,969	16,043
Current portion of long-term debt	15,596	264	15,860

Total current liabilities	40,746	20,035	60,781
Long-term debt, net of current portion	320,398	775	321,173
Deferred income, sale/leaseback of real estate	5,909	2,850	8,759
Accrued postretirement benefits	2,777	—	2,777
Deferred income taxes	1,726	—	1,726
Other liabilities	15,982	12,575	28,557

Total liabilities	387,538	36,235	423,773
Stockholder’s equity	7,988	20,457	28,445

Total liabilities and stockholder’s equity	$395,526	$56,692	$452,218

CARROLS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
CONSOLIDATING BALANCE SHEET
December 31, 2002
(in thousands of dollars)

	Parent Company Only	Guarantor Subsidiaries	Combined Total

ASSETS
Current Assets:
Cash and cash equivalents	$715	$1,823	$2,538
Trade and other receivables, net	351	955	1,306
Inventories	3,761	1,479	5,240
Prepaid rent	1,229	998	2,227
Prepaid expenses and other current assets	1,539	2,843	4,382
Refundable income taxes	1,253	—	1,253
Deferred income taxes	9,454	—	9,454

Total current assets	18,302	8,098	26,400
Property and equipment, net	119,522	104,268	223,790
Franchise rights, net	90,620	—	90,620
Intangible assets, net	1,523	120,855	122,378
Intercompany receivable (payable)	174,863	(174,863)	—
Other assets	7,832	2,557	10,389

Total assets	$412,662	$60,915	$473,577

LIABILITIES AND STOCKHOLDER’S EQUITY
Current Liabilities:
Accounts payable	$10,344	$5,755	$16,099
Accrued interest	1,415	—	1,415
Accrued payroll, related taxes and benefits	10,036	5,094	15,130
Other liabilities	6,498	7,917	14,415
Current portion of long-term debt	12,006	293	12,299

Total current liabilities	40,299	19,059	59,358
Long-term debt, net of current portion	347,720	895	348,615
Deferred income, sale/leaseback of real estate	4,755	1,132	5,887
Accrued postretirement benefits	2,585	—	2,585
Deferred income taxes	901	—	901
Other liabilities	16,486	13,086	29,572

Total liabilities	412,746	34,172	446,918

Stockholder’s equity	(84)	26,743	26,659

Total liabilities and stockholder's equity	$412,662	$60,915	$473,577

CARROLS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
CONSOLIDATING STATEMENT OF OPERATIONS
Three Months Ended June 30, 2003
(in thousands of dollars)
(unaudited)

	Parent Company Only	Guarantor Subsidiaries	Combined Total

Revenues:
Restaurant sales	$91,783	$73,480	$165,263
Franchise royalty revenues and fees	—	358	358

Total revenues	91,783	73,838	165,621

Costs and expenses:
Cost of sales	23,547	21,838	45,385
Restaurant wages and related expenses	29,107	20,673	49,780
Other restaurant operating expenses	18,923	13,312	32,235
Advertising expense	4,113	3,623	7,736
General and administrative	4,915	4,023	8,938
Depreciation and amortization	7,240	3,226	10,466

Total operating expenses	87,845	66,695	154,540

Income from operations	3,938	7,143	11,081
Interest expense	6,393	74	6,467
Intercompany allocations	(20,391)	20,391	—

Income (loss) before income taxes	17,936	(13,322)	4,614
Provision (benefit) for income taxes	5,586	(3,693)	1,893

Net income (loss)	$12,350	$(9,629)	$2,721

CARROLS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
CONSOLIDATING STATEMENT OF OPERATIONS
Three Months Ended June 30, 2002
(in thousands of dollars)
(unaudited)

	Parent Company Only	Guarantor Subsidiaries	Combined Total

Revenues:
Restaurant sales	$102,283	$70,742	$173,025
Franchise royalty revenues and fees	—	348	348

Total revenues	102,283	71,090	173,373

Costs and expenses:
Cost of sales	27,237	21,168	48,405
Restaurant wages and related expenses	30,946	19,263	50,209
Other restaurant operating expenses	20,496	11,976	32,472
Advertising expense	4,393	2,772	7,165
General and administrative	6,160	3,522	9,682
Depreciation and amortization	7,199	2,678	9,877

Total operating expenses	96,431	61,379	157,810

Income from operations	5,852	9,711	15,563
Interest expense	6,873	79	6,952
Intercompany allocations	(1,736)	1,736	—

Income before income taxes	715	7,896	8,611
Provision for income taxes	476	2,830	3,306

Net income	$239	$5,066	$5,305

CARROLS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
CONSOLIDATING STATEMENT OF OPERATIONS
Six Months Ended June 30, 2003
(in thousands of dollars)
(unaudited)

	Parent Company Only	Guarantor Subsidiaries	Combined Total

Revenues:
Restaurant sales	$175,725	$141,440	$317,165
Franchise royalty revenues and fees	—	696	696

Total revenues	175,725	142,136	317,861

Costs and expenses:
Cost of sales	45,650	42,169	87,819
Restaurant wages and related expenses	57,249	39,575	96,824
Other restaurant operating expenses	38,412	25,257	63,669
Advertising expense	8,012	6,993	15,005
General and administrative	10,484	7,728	18,212
Depreciation and amortization	13,926	6,307	20,233

Total operating expenses	173,733	128,029	301,762

Income from operations	1,992	14,107	16,099
Interest expense	12,859	133	12,992
Intercompany allocations	(22,127)	22,127	—

Income (loss) before income taxes	11,260	(8,153)	3,107
Provision (benefit) for income taxes	3,188	(1,867)	1,321

Net income (loss)	$8,072	$(6,286)	$1,786

CARROLS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
CONSOLIDATING STATEMENT OF OPERATIONS
Six Months Ended June 30, 2002
(in thousands of dollars)
(unaudited)

	Parent Company Only	Guarantor Subsidiaries	Combined Total

Revenues:
Restaurant sales	$192,792	$137,670	$330,462
Franchise royalty revenues and fees	—	718	718

Total revenues	192,792	138,388	331,180

Costs and expenses:
Cost of sales	51,151	41,107	92,258
Restaurant wages and related expenses	59,924	37,873	97,797
Other restaurant operating expenses	40,655	23,553	64,208
Advertising expense	8,394	5,659	14,053
General and administrative	12,121	7,162	19,283
Depreciation and amortization	14,387	5,409	19,796

Total operating expenses	186,632	120,763	307,395

Income from operations	6,160	17,625	23,785
Interest expense	13,819	164	13,983
Intercompany allocations	(3,472)	3,472	—

Income (loss) before income taxes	(4,187)	13,989	9,802
Provision (benefit) for income taxes	(1,278)	5,039	3,761

Net income (loss)	$(2,909)	$8,950	$6,041

CONSOLIDATING STATEMENT OF CASH FLOWS
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
Six Months Ended June 30, 2003
(in thousands of dollars)
(unaudited)

	Parent Company Only	Guarantor Subsidiaries	Combined Total

Cash flows provided from (used for) operating activities:
Net income (loss)	$8,072	$(6,286)	$1,786
Adjustments to reconcile net income (loss) to net cash provided from operating activities:
Depreciation and amortization	13,926	6,307	20,233
Deferred income taxes	825	—	825
Changes in operating assets and liabilities	(653)	(1,443)	(2,096)

Net cash provided from (used for) operating activities	22,170	(1,422)	20,748

Cash flow used for investing activities:
Capital expenditures:
New restaurant development	(1,613)	(10,557)	(12,170)
Restaurant remodeling	(2,402)	(147)	(2,549)
Corporate and restaurant information systems	(774)	(202)	(976)
Other capital expenditures	(1,159)	(2,663)	(3,822)

Total capital expenditures	(5,948)	(13,569)	(19,517)
Proceeds from sales of non-operating properties	—	2,670	2,670

Net cash used for investing activities	(5,948)	(10,899)	(16,847)

Cash flows provided from (used for) financing activities:
Proceeds from revolving credit facility, net	(19,800)	—	(19,800)
Principal payments on term loans	(2,750)	—	(2,750)
Payments on other notes payable, net	(519)	—	(519)
Principal payments on capital leases	(95)	(149)	(244)
Proceeds from sale leaseback transactions	7,058	12,381	19,439

Net cash provided from (used for) financing activities	(16,106)	12,232	(3,874)

Net increase (decrease) in cash and cash equivalents	116	(89)	27
Cash and cash equivalents, beginning of year	715	1,823	2,538

Cash and cash equivalents, end of period	$831	$1,734	$2,565

CARROLS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
CONSOLIDATING STATEMENT OF CASH FLOWS
Six Months Ended June 30, 2002
(in thousands of dollars)
(unaudited)

	Parent Company Only	Guarantor Subsidiaries	Combined Total

Cash flows provided from operating activities:
Net income (loss)	$(2,909)	$8,950	$6,041
Adjustments to reconcile net income (loss) to net cash provided from operating activities:
Loss on disposal of property and equipment	10	24	34
Depreciation and amortization	14,387	5,409	19,796
Deferred income taxes	2,129	—	2,129
Changes in operating assets and liabilities	1,312	(2,021)	(709)

Net cash provided from operating activities	14,929	12,362	27,291

Cash flow used for investing activities:
Capital expenditures:
New restaurant development	(1,547)	(8,346)	(9,893)
Restaurant remodeling	(6,573)	(1,666)	(8,239)
Corporate and information systems	(325)	(263)	(588)
Other restaurant expenditures	(2,769)	(2,218)	(4,987)

Total capital expenditures	(11,214)	(12,493)	(23,707)
Purchased properties for sale/leaseback	(925)	—	(925)

Net cash used for investing activities	(12,139)	(12,493)	(24,632)

Cash flows used for financing activities:
Payments on revolving credit facility, net	(2,400)	—	(2,400)
Principal payments on term loans	(4,250)	—	(4,250)
Payments on other notes payable, net	(479)	—	(479)
Principal payments on capital leases	(160)	(128)	(288)
Proceeds from sale/leaseback transactions	5,080	—	5,080

Net cash used for financing activities	(2,209)	(128)	(2,337)

Net increase (decrease) in cash and cash equivalents	581	(259)	322
Cash and cash equivalents, beginning of year	921	1,484	2,405

Cash and cash equivalents, end of period	$1,502	$1,225	$2,727

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

Overview

We are one of the largest restaurant companies in the U. S. operating 530 restaurants in 16 states at June 30, 2003. We are the largest Burger King franchisee in the world, and have operated Burger King restaurants since 1976. We also operate two regional Hispanic restaurant chains, Taco Cabana and Pollo Tropical, which operate or franchise more than 200 restaurants. At June 30, 2003, we operated 351 Burger King restaurants located in 13 Northeastern, Midwestern and Southeastern states. Our Burger King restaurant sales were $175.7 million in the first six months of 2003, or 55.4% of total restaurant sales.

We have expanded and diversified our operations during the past five years with the acquisition of two regional Hispanic restaurant chains. Our Hispanic restaurant brands, which include Taco Cabana and Pollo Tropical, collectively operate or franchise more than 200 restaurants. In 1998, we acquired Pollo Tropical Inc., a restaurant chain featuring grilled marinated chicken and authentic “made from scratch” side dishes, for a cash purchase price of approximately $95 million. Since the acquisition, we have expanded this concept by over 65% by opening 24 new Pollo Tropical restaurants. At June 30, 2003, we operated 60 company owned Pollo Tropical restaurants in Florida and franchised 23 Pollo Tropical restaurants, 19 of which are in Puerto Rico. Total Pollo Tropical sales from Company operated restaurants were $53.3 million in the first six months of 2003.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

In December 2000, we acquired Taco Cabana Inc., a restaurant chain featuring Mexican style food including flame-grilled beef and chicken fajitas, quesadillas, and fresh flour tortillas, for a total purchase price of approximately $155 million. At June 30, 2003, we operated 119 company owned Taco Cabana restaurants located in Texas and Oklahoma and franchised 10 Taco Cabana restaurants. Since the acquisition we have opened fifteen new Taco Cabana restaurants and have closed thirteen restaurants, including seven restaurants in the Phoenix, Arizona market, of which six were closed in the first quarter of 2002. Total Taco Cabana sales from Company operated restaurants were $88.2 million in the first six months of 2003.

We use a 52-53 week fiscal year ending on the Sunday closest to December 31. All references herein to the fiscal years ended December 30, 2001 and December 29, 2002 will be referred to as the fiscal years ended December 31, 2001 and 2002, respectively. Also, all references herein to the six months ended June 29, 2003 will be referred to as the six months ended June 30, 2003. The fiscal years ended December 31, 2003, 2002 and 2001 each contain 52 weeks.

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

Recent Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS 143, “Accounting for Asset Retirement Obligations.” This new standard, effective for 2003, requires entities to recognize the fair value of an asset retirement obligation in the period that it is incurred if a reasonable estimate of fair value can be made. The adoption of SFAS 143 has had no material impact on our financial statements.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

We have adopted FASB Interpretation No. 45, “Guarantors Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others”, an interpretation of FASB Statements No. 5, 57 and 107 and a rescission of FASB Interpretation No. 34 (“FIN 45”). FIN 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. FIN 45 also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provisions were applicable to guarantees issued or modified after December 31, 2002. The adoption of FIN 45 has had no material impact on our financial statements.

Results of Operations

Three Months Ended June 30, 2003 Compared to Three Months Ended June 30, 2002.

The following table sets forth, for the three months ended June 30, 2003 and 2002, selected operating results as a percentage of total restaurant sales:

	2003	2002
Restaurant sales:
Burger King	55.5%	59.1%
Pollo Tropical	16.2%	14.5%
Taco Cabana	28.3%	26.4%

	100.0%	100.0%

Costs and expenses:
Cost of sales	27.5%	28.0%
Restaurant wages and related expenses	30.1%	29.1%
Other restaurant expenses including advertising	24.2%	22.8%
General and administrative	5.4%	5.6%
Depreciation and amortization	6.3%	5.7%

Income from restaurant operations	6.5%	8.8%

Since June 30, 2002 we have opened eight new Burger King restaurants, closed sixteen Burger King restaurants, opened six new Pollo Tropical restaurants, opened eight Taco Cabana restaurants and closed three Taco Cabana restaurants.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Restaurant Sales – Total restaurant sales for the second quarter of 2003 decreased 4.5% to $165.3 million from $173.0 million in the second quarter of 2002. Burger King restaurant sales decreased $10.5 million, or 10.3%, to $91.8 million in the second quarter of 2003 due primarily to a sales decrease at our comparable Burger King restaurants of 10.5%. This decrease was due primarily to reduced customer traffic relative to promotions in the prior year. Sales at our comparable Burger King restaurants increased 4.9% in the second quarter of 2002. Pollo Tropical restaurant sales increased $1.7 million, or 6.7%, to $26.8 million in the second quarter of 2003 due to the opening of six additional restaurants since the end of the second quarter of 2002. Sales at our comparable Pollo Tropical restaurants in the second quarter of 2003, however, decreased 2.1% reflecting comparable store declines in South Florida of 2.9% due to the cannibalizing effect of our newer restaurants. Comparable Pollo Tropical restaurant sales in Orlando, however, increased 4.3% during the second quarter of 2003. Taco Cabana restaurant sales were $46.7 million in the second quarter of 2003 compared to $45.6 million in 2002. A sales decrease at our comparable Taco Cabana restaurants of 5.5% in the second quarter of 2003 was offset by the net addition of five Taco Cabana restaurants since the end of the second quarter of 2002. Sales at our comparable Taco Cabana restaurants increased 3.2% in the second quarter of 2002.

Operating Costs and Expenses – Cost of sales (food and paper costs), as a percentage of total restaurant sales, decreased to 27.5% in the second quarter of 2003 from 28.0% in 2002. Burger King cost of sales, as a percentage of Burger King restaurant sales, decreased to 25.7% in the second quarter of 2003 from 26.6% in the second quarter of 2002 due to higher rebates, lower chicken commodity prices and to a lesser extent, the effects of menu price increases in the fourth quarter of 2002. Pollo Tropical cost of sales, as a percentage of Pollo Tropical restaurant sales, decreased slightly to 30.4% in the second quarter of 2003 from 30.5% in 2002 due to higher rebates and lower chicken commodity prices in 2003, substantially offset by lower gross margins on new menu items introduced since June 30, 2002. Taco Cabana cost of sales, as a percentage of Taco Cabana restaurant sales, decreased to 29.3% in the second quarter of 2003 from 29.6% in 2002 due to lower beef and cheese commodity prices in 2003 and higher rebates.

Restaurant wages and related expenses, as a percentage of total restaurant sales, increased to 30.1% in the second quarter of 2003 from 29.0% in 2002. Burger King restaurant wages and related expenses, as a percentage of Burger King restaurant sales, increased to 31.7% in the second quarter of 2003 from 30.3% in 2002 due to the effect of lower sales volumes on fixed labor costs and higher workers compensation costs. These factors were partially offset by restaurant productive labor efficiencies in the second quarter of 2003. Pollo Tropical restaurant wages and related expenses, as a percentage of Pollo Tropical restaurant sales, increased to 26.9% in the second quarter of 2003 from 25.3% in 2002 due to the effect of lower sales volumes on fixed labor costs and higher medical insurance costs. Taco Cabana restaurant wages and related expenses, as a percentage of Taco Cabana restaurant sales, increased slightly to 28.9% in the second quarter of 2003 from 28.7% in 2002 due to the effect of lower sales volumes on fixed labor costs offset partially by labor efficiencies in 2003.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Other restaurant operating expenses (which includes advertising) as a percentage of total restaurant sales, increased to 24.2% in the second quarter of 2003 from 22.8% in 2002. Burger King other restaurant operating expenses, as a percentage of Burger King restaurant sales, increased to 25.0% in the second quarter of 2003 from 24.3% in 2002 due to higher utility costs from increases in natural gas prices and the effect of lower sales volumes on fixed costs including occupancy. Pollo Tropical other restaurant operating expenses, as a percentage of Pollo Tropical restaurant sales, increased to 22.0% in the second quarter of 2003 from 18.9% in 2002. This increase was due to higher utility costs, higher advertising costs due to the timing of promotions, higher liability insurance costs, higher occupancy costs due to the sale/leaseback of four Pollo Tropical properties in 2003 and the effect of lower sales volumes on fixed costs. Taco Cabana other restaurant operating expenses, as a percentage of Taco Cabana restaurant sales, increased to 23.7% in the second quarter of 2003 from 21.4% in 2002 due to higher advertising costs, in part to the timing of promotions compared to the prior year, higher utility costs and the effect of lower sales volumes on fixed costs.

General and administrative expenses decreased $0.7 million in the second quarter of 2003 from the second quarter of the prior year, and as a percentage of total restaurant sales, decreased to 5.4% in the second quarter of 2003 from 5.6% in 2002 due to decreased administrative bonus levels.

EBITDA – Earnings before interest, taxes and depreciation and amortization (“EBITDA”) decreased to $21.5 million in the second quarter of 2003 from $25.4 million in the second quarter of 2002. As a percentage of total revenues, EBITDA margins decreased to 13.0% in the second quarter of 2003 from 14.7% in 2002 as a result of the factors discussed above. See Reconciliation of Non-GAAP Financial Measures on page 30.

Depreciation and Amortization – Depreciation and amortization increased $0.6 million in the second quarter of 2003 from 2002 due primarily to additional depreciation from our capital expenditures of $50.0 million since the end of the second quarter of 2002.

Interest Expense – Interest expense decreased $0.5 million to $6.5 million in the second quarter of 2003 due primarily to lower average debt balances in the second quarter of 2003, and to a lesser extent, lower interest rates on our floating rate debt. The average effective interest rate on all debt was 7.1% for the second quarter of 2003 compared to 7.4% in 2002.

Income Taxes – The provision for income taxes for the second quarter of 2003 was derived using an estimated annual effective income tax rate for 2003 of 42.5%. This rate is higher than the Federal statutory tax rate of 35% due to state franchise taxes and non-deductible amortization of certain franchise rights.

Net Income – As a result of the foregoing, net income for the second quarter of 2003 decreased to $2.7 million from $5.3 million in the second quarter of 2002.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Six Months Ended June 30, 2003 Compared to Six Months Ended June 30, 2002.

The following table sets forth, for the six months ended June 30, 2003 and 2002, selected operating results as a percentage of total restaurant sales:

	2003	2002
Restaurant sales:
Burger King	55.4%	58.3%
Pollo Tropical	16.8%	15.1%
Taco Cabana	27.8%	26.6%

	100.0%	100.0%
Costs and expenses:
Cost of sales	27.7%	27.9%
Restaurant wages and related expenses	30.5%	29.7%
Other restaurant expenses including advertising	24.8%	23.6%
General and administrative	5.7%	5.8%
Depreciation and amortization	6.4%	6.0%

Income from restaurant operations	4.9%	7.0%

Restaurant Sales – Total restaurant sales for the first six months of 2003 decreased 4.0% to $317.2 million from $330.5 million in 2002. Burger King restaurant sales decreased $17.1 million, or 8.9%, to $175.7 million in the first six months of 2003 from $192.8 million in 2002 due to a sales decline at our comparable Burger King restaurants of 9.0% for the first six months of 2003. Pollo Tropical restaurant sales increased $3.4 million, or 6.8%, to $53.3 million in the first six months of 2003 due to the opening of six additional restaurants since the end of the second quarter of 2002. Sales at our comparable Pollo Tropical restaurants in the first six months of 2003 decreased 0.8%. Taco Cabana restaurant sales increased slightly to $88.2 million in the first six months of 2003 from $87.8 million in 2002. A sales decrease at our comparable Taco Cabana restaurants of 5.1% in the first six months of 2003 was offset by the net addition of five Taco Cabana restaurants since the end of the second quarter of 2002. Sales at our comparable Taco Cabana restaurants increased 2.4% in the first six months of 2002.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Operating Costs and Expenses – Cost of sales (food and paper costs), as a percentage of total restaurant sales, decreased to 27.7% in the first six months in 2003 from 27.9% in 2002. Burger King cost of sales, as a percentage of Burger King restaurant sales, decreased to 26.0% in the first six months of 2003 from 26.5% in 2002 due to higher rebates and improvements in restaurant food cost controls, offset in part by higher promotional sales discounts in 2003. Pollo Tropical cost of sales, as a percentage of Pollo Tropical restaurant sales, increased to 30.8% in the first six months of 2003 from 30.6% in 2002 due to lower gross margins on new menu items introduced during the last eighteen months, offset in part by higher rebates and lower chicken commodity prices in 2003. Taco Cabana cost of sales, as a percentage of Taco Cabana restaurant sales, decreased to 29.2% in the first six months of 2003 from 29.4% in 2002 due to lower beef and cheese commodity prices in 2003 and higher rebates.

Restaurant wages and related expenses, as a percentage of total restaurant sales, increased to 30.5% in the first six months of 2003 from 29.7% in 2002. Burger King restaurant wages and related expenses, as a percentage of Burger King restaurant sales, increased to 32.6% in the first six months of 2003 from 31.1% in 2002 due to the effect of lower sales volumes on fixed labor costs and higher workers compensation costs. These factors were offset in part by restaurant productive labor efficiencies in the first six months of 2003. Pollo Tropical restaurant wages and related expenses, as a percentage of Pollo Tropical restaurant sales, increased to 26.3% in the first six months of 2003 from 25.1% in 2002 due to the effect of increases in fixed labor costs on slightly lower sales volumes and higher medical insurance costs. Taco Cabana restaurant wages and related expenses, as a percentage of Taco Cabana restaurant sales, decreased to 29.0% in the first six months of 2003 from 29.4% in 2002 due to labor efficiencies in 2003 and the closure of six lower volume Taco Cabana restaurants in the Phoenix, Arizona market in the first quarter of 2002.

Other restaurant operating expenses (which includes advertising), as a percentage of total restaurant sales, increased to 24.8% in the first six months of 2003 from 23.6% in 2002. Burger King other restaurant operating expenses, as a percentage of Burger King restaurant sales, increased to 26.4% in the first six months of 2003 from 25.4% in 2002 due to higher utility costs from increases in natural gas prices and the effect of lower sales volumes on fixed costs including occupancy. Pollo Tropical other restaurant operating expenses, as a percentage of Pollo Tropical restaurant sales, increased to 21.0% in the first six months of 2003 from 19.4% in 2002 due to higher utility costs, higher advertising costs due to the timing of promotions and higher occupancy costs due to the sale/leaseback of four Pollo Tropical properties in 2003. Taco Cabana other restaurant operating expenses, as a percentage of Taco Cabana restaurant sales, increased to 23.8% in the first six months of 2003 from 21.8% in 2002. This increase was due to higher advertising costs, in part to the timing of promotions compared to the prior year, higher utility costs and the effect of lower sales volumes on fixed costs.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

General and administrative expenses decreased $1.1 million to $18.2 million in the first six months of 2003 compared to 2002 due to decreased administrative bonus levels. As a percentage of total restaurant sales, general and administrative expenses decreased slightly to 5.7% in the first six months of 2003 from 5.8% in 2002.

EBITDA – Earnings before interest, taxes and depreciation and amortization (“EBITDA”) decreased to $36.3 million in the first six months of 2003 from $43.6 million in 2002. As a percentage of total revenues, EBITDA margins decreased to 11.5% in the first six months of 2003 compared to 13.2% in 2002 as a result of the factors discussed above. See Reconciliation of Non-GAAP Financial Measures on page 30.

Depreciation and Amortization – Depreciation and amortization increased $0.4 million in the first six months of 2003 from 2002 due to additional depreciation from our capital expenditures of $50.0 million since the end of the second quarter of 2002.

Interest Expense – Interest expense decreased $1.0 million to $13.0 million in the first six months of 2003 from $14.0 million in 2002 due primarily to lower average debt balances in 2003, and to a lesser extent, lower effective interest rates on our floating rate debt. The average effective interest rate on all debt was 7.1% for the first six months of 2003 compared to 7.3% in 2002.

Income Taxes – The provision for income taxes for the first six months of 2002 was derived using an estimated effective income tax rate for 2003 of 42.5%. This rate is higher than the Federal statutory tax rate of 35% due to state franchise taxes and non-deductible amortization of certain franchise rights.

Net Income – As a result of the foregoing, net income decreased to $1.8 million for the first six months of 2003 from $6.0 million in 2002.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Reconciliation of Non-GAAP Financial Measures

EBITDA is presented because we believe it is a useful financial indicator for measuring the ability to service and/or incur indebtedness. However, EBITDA should not be considered as an alternative to net income as a measure of operating results or to cash flows as a measure of liquidity in accordance with generally accepted accounting principles. A reconciliation of EBITDA to net income for the periods discussed above is as follows:

Three months ended June 30:	2003	2002
EBITDA	$21,547	$25,440
Less: Depreciation and amortization expense	10,466	9,877
Interest expense	6,467	6,952
Provision for income taxes	1,893	3,306

Net income	$2,721	$5,305

Six months ended June 30:
EBITDA	$36,332	$43,581
Less: Depreciation and amortization expense	20,233	19,796
Interest expense	12,992	13,983
Provision for income taxes	1,321	3,761

Net income	$1,786	$6,041

Liquidity and Capital Resources

We do not have significant receivables or inventory and receive trade credit based upon negotiated terms in purchasing food products and other supplies. We are able to operate with a substantial working capital deficit because:

•	restaurant operations are primarily conducted on a cash basis;
•	rapid turnover results in a limited investment in inventories; and
•	cash from sales is usually received before related accounts for food, supplies and payroll become due.

Our cash requirements arise primarily from:

•	the need to finance the opening and equipping of new restaurants;
•	ongoing capital reinvestment in our existing restaurants; and
•	servicing our debt

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Our operations in the first six months of 2003 generated approximately $20.7 million in cash, compared with $27.3 million in the first six months of 2002.

In the first six months of 2003, we sold fifteen properties for $19.4 million in sale/leaseback transactions and sold four non-operating properties for $2.7 million. Proceeds from these sales were used to reduce debt. In the first six months of 2002, we sold five properties for $5.1 million in sale/leaseback transactions and used the proceeds from these sales to reduce debt.

Capital expenditures represent a major investment of cash for us and were $19.5 million and $23.7 million in the first six months of 2003 and 2002, respectively. Expenditures for new restaurant development were $12.2 million and $9.9 million in the first six months of 2003 and 2002, respectively. Our capital expenditures also include remodeling costs and capital maintenance projects for the ongoing reinvestment and enhancement of our restaurants and totaled $6.4 million and $13.2 million in the first six months of 2003 and 2002, respectively.

In 2003, we anticipate total capital expenditures of approximately $35 million to $40 million, excluding the cost of any acquisitions that we may make. These amounts include approximately $22 million to $26 million for the construction of new restaurants and related real estate applicable to our three restaurant concepts as follows: $4 million to $5 million for Burger King, $16 million to $18 million for Taco Cabana and $2 million to $3 million for Pollo Tropical. We anticipate capital expenditures to remodel our existing restaurants for our three restaurant concepts to be approximately $3 million to $4 million in 2003. Capital maintenance expenditures in 2003 for ongoing reinvestment in our three restaurant concepts are anticipated to approximate $8 million to $9 million; with approximately $3 million to $4 million applicable to our Burger King restaurants, $2 million for Pollo Tropical and $3 million for Taco Cabana.

At June 30, 2003, we had total indebtedness of $337.0 million comprised of $170.0 million of unsecured 9.5% Senior Subordinated Notes due 2008, total borrowings under our senior credit facility of $164.7 million and other debt, primarily capital leases, of $2.3 million. Our senior credit facility provides for a $70 million term loan A facility, an $80 million term loan B facility and a $100 million revolving credit facility. At June 30, 2003, $131.7 million was outstanding under the term loan A and B facilities and $56.8 million was available for borrowings under our revolving credit facility, after reserving $10.2 million for letters of credit guaranteed by the facility.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

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

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

There were no material changes from the information presented in Item 7A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2002, which is hereby incorporated by reference, with respect to the Company’s market risk sensitive instruments.

ITEM 4 – CONTROLS AND PROCEDURES

In designing and evaluating the Company’s disclosure controls and procedures (as defined in Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurances of achieving the desired control objectives, as ours are designed to do, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. We believe that our disclosure controls and procedures provide such reasonable assurances.

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

On June 18, 2002, we served the EEOC with a Motion for Summary Judgment (the “Motion”). The EEOC responded on July 23, 2002 by opposing the Motion and serving a Cross Motion on us for a continuance in order to conduct additional discovery for the purpose of further responding to the Motion. On November 20, 2002, the court denied the Motion, but granted us the right to re-file the Motion after completion of additional limited discovery by the EEOC and remanded the case to the Magistrate to resolve open discovery issues and establish discovery deadlines. Pursuant to the Magistrate’s orders, depositions are to be completed by October 7, 2003 and our renewed motion is to be filed on or before January 22, 2004. It is anticipated that the briefing on the Motion should be completed in the first quarter of 2004, at which time the Motion will be filed with the Court for determination.

It is not possible to predict whether we will prevail on the Motion, which subject to possible appeals by the EEOC, would effectively end the case. If we do not prevail on the Motion, there will likely be additional discovery and the case will proceed to trial. It is too early to make an evaluation of the likelihood of an unfavorable outcome or estimate of the amount or range of potential loss. Consequently, it is not possible to predict what adverse impact, if any, this case could have on our financial condition or results of operations and cash flows. We intend to continue to contest the case vigorously and believe it is without merit.

We are a party to various other litigation matters incidental to the conduct of our business. We do not believe that the outcome of any of these matters will have a material adverse effect on our financial condition or results of operations and cash flows.

Item 2.    Changes in Securities and Use of Proceeds

None

Item 3.    Default Upon Senior Securities

None

PART II – OTHER INFORMATION – (Continued)

Item 4.    Submission of Matters to a Vote of Security Holders

None

Item 5.    Other Information

None

Item 6.    Exhibits and Reports on Form 8K

a.  The following exhibits are filed as part of this report.

Exhibit No.

31.1	Chief Executive Officer’s Certificate Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer’s Certificate Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Chief Executive Officer’s Certificate Pursuant to U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer’s Certificate Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

b.  Report on Form 8-K

Form 8-K dated May 19, 2003 reporting the Registrant’s results of operations for the first quarter of 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CARROLS CORPORATION

Date: August 13, 2003	/S/ ALAN VITULI (Signature)
Alan Vituli
Chairman of the Board and Chief Executive Officer

Date: August 13, 2003	/S/ PAUL R. FLANDERS (Signature)
Paul R. Flanders
Vice President – Chief Financial Officer and Treasurer