Form 10-Q
period 2003-09-30
CARROLS CORP
filed 2003-11-12
CIK 17927

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2003

or

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

The number of shares of the registrant’s common stock outstanding as of November 10, 2003: 10 shares

PART I

ITEM 1 - FINANCIAL STATEMENTS

CARROLS CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands of dollars)

	September 30, 2003	December 31, 2002
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$3,250	$2,538
Trade and other receivables, net of reserves of $128 at each date	1,560	1,306
Inventories	4,978	5,240
Prepaid rent	2,403	2,227
Prepaid expenses and other current assets	5,194	4,382
Refundable income taxes	193	1,253
Deferred income taxes	9,564	9,454

Total current assets	27,142	26,400

Property and equipment, at cost less accumulated depreciation of $160,906 and $146,782, respectively	193,651	223,790

Franchise rights, at cost less accumulated amortization of $49,608 and $47,109, respectively	87,239	90,620

Intangible assets, at cost less accumulated amortization of $10,099 and $10,061, respectively (Note 3)	122,340	122,378

Other assets	8,024	10,389

Total assets	$438,396	$473,577

The accompanying notes are an integral part of these financial statements.

CARROLS CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (continued)

(in thousands of dollars)

	September 30, 2003	December 31, 2002
	(unaudited)
LIABILITIES and STOCKHOLDER’S EQUITY
Current liabilities:
Accounts payable	$13,048	$16,099
Accrued interest	6,009	1,415
Accrued payroll, related taxes and benefits	12,473	15,130
Other liabilities	16,170	14,415
Current portion of long-term debt	16,249	12,299

Total current liabilities	63,949	59,358

Long-term debt, net of current portion	301,410	348,615
Deferred income – sale/leaseback of real estate	10,663	5,887
Accrued postretirement benefits	2,830	2,585
Deferred income taxes	2,543	901
Other liabilities (Note 5)	27,369	29,572

Total liabilities	408,764	446,918

Stockholder’s equity:
Common stock, par value $1; authorized 1,000 shares, issued and outstanding – 10 shares	—	—
Additional paid-in capital	24,485	24,485
Accumulated earnings	5,147	2,174

Total stockholder’s equity	29,632	26,659

Total liabilities and stockholder’s equity	$438,396	$473,577

The accompanying notes are an integral part of these financial statements.

CARROLS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002

(in thousands of dollars)

(unaudited)

	2003	2002
Revenues:
Restaurant sales	$165,836	$167,196
Franchise royalty revenues and fees	359	384

Total revenues	166,195	167,580

Costs and expenses:
Cost of sales	47,304	46,571
Restaurant wages and related expenses	49,400	50,119
Other restaurant operating expenses	33,276	32,252
Advertising expense	6,261	7,915
General and administrative	10,236	8,921
Depreciation and amortization	11,298	9,980

Total operating expenses	157,775	155,758

Income from operations	8,420	11,822

Interest expense	6,257	6,839

Income before income taxes	2,163	4,983

Provision for income taxes	976	1,793

Net income	$1,187	$3,190

The accompanying notes are an integral part of these financial statements.

CARROLS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002

(in thousands of dollars)

(unaudited)

	2003	2002
Revenues:
Restaurant sales	$483,001	$497,658
Franchise royalty revenues and fees	1,055	1,102

Total revenues	484,056	498,760

Costs and expenses:
Cost of sales	135,123	138,829
Restaurant wages and related expenses	146,224	148,351
Other restaurant operating expenses	96,945	96,025
Advertising expense	21,266	21,968
General and administrative	28,448	28,204
Depreciation and amortization	31,531	29,776

Total operating expenses	459,537	463,153

Income from operations	24,519	35,607

Interest expense	19,249	20,822

Income before income taxes	5,270	14,785

Provision for income taxes (Note 4)	2,297	5,554

Net income	$2,973	$9,231

The accompanying notes are an integral part of these financial statements.

CARROLS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002

(in thousands of dollars)

(unaudited)

	2003	2002
Cash flows provided from operating activities:
Net income	$2,973	$9,231
Adjustments to reconcile net income to net cash provided from operating activities:
Loss on disposal of property and equipment	388	35
Depreciation and amortization	31,531	29,776
Deferred income taxes	1,532	4,540
Change in operating assets and liabilities	(1,204)	2,693

Net cash provided from operating activities	35,220	46,275

Cash flows used for investing activities:
Capital expenditures:
New restaurant development	(16,833)	(19,219)
Restaurant remodeling	(3,133)	(11,198)
Other restaurant expenditures	(5,468)	(7,456)
Corporate and restaurant information systems	(1,187)	(1,124)

Total capital expenditures	(26,621)	(38,997)
Properties purchased for sale-leaseback	(3,149)	(925)
Proceeds from sales of non-operating properties	2,670	—

Net cash used for investing activities	(27,100)	(39,922)

Cash flows used for financing activities:
Payments on revolving credit facility, net	(36,100)	(4,500)
Principal payments on term loans	(5,500)	(6,375)
Payments on other notes payable, net	(716)	(726)
Principal payments on capital leases	(370)	(427)
Proceeds from sale-leaseback transactions	35,278	5,066

Net cash used for financing activities	(7,408)	(6,962)

Increase in cash and cash equivalents	712	(609)
Cash and cash equivalents, beginning of period	2,538	2,405

Cash and cash equivalents, end of period	$3,250	$1,796

The accompanying notes are an integral part of these financial statements.

CARROLS CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands of dollars)

1. Statement of Management

The accompanying unaudited consolidated financial statements as of September 30, 2003 and for the three and nine months ended September 30, 2003 and 2002 have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission, and do not include all of the information and the footnotes required by accounting principles generally accepted in the United States of America for complete statements. In the opinion of management, all normal and recurring adjustments necessary for a fair presentation of such financial statements have been included.

The results of operations for the three and nine months ended September 30, 2003 and 2002 are not necessarily indicative of the results to be expected for the full year.

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

The consolidated financial statements include the accounts of Carrols Corporation and its majority owned subsidiaries (“Carrols” or the “Company”). All material inter-company balances, transactions and profits have been eliminated.

These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2002 contained in our 2002 Annual Report on Form 10-K. The December 31, 2002 balance sheet data is derived from these audited financial statements.

2. Impairment of Long-Lived Assets

The Company reviews its long-lived assets for impairment at the restaurant level on an ongoing basis. If an indicator of impairment exists for any of its restaurants, an estimate of undiscounted future cash flows produced by each restaurant is compared to that restaurant’s carrying value. If an asset is determined to be impaired, an impairment charge is measured by the excess of the carrying amount of the asset over its fair value. For the three-month and nine-month periods ended September 30, 2003 the Company has recorded impairment charges, included in depreciation and amortization, of $37 and $668, respectively, related to its property and equipment for certain of its Burger King restaurants and $1,650 and $1,869, respectively, related to its property and equipment for certain of its Taco Cabana restaurants.

CARROLS CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands of dollars)

3. Intangible Assets

Intangible assets, net of accumulated amortization, consisted of the following:

	September 30, 2003	December 31, 2002
Goodwill, net of accumulated amortization of $9,902 at both dates	$121,345	$121,345
Trademarks, net of accumulated amortization of $36 at both dates	228	228
Other, net of accumulated amortization of $161 and $123, respectively	767	805

	$122,340	$122,378

Intangible assets, net of accumulated amortization, applicable to our business segments consisted of the following:

	September 30, 2003	December 31, 2002
Burger King	$1,485	$1,523
Pollo Tropical	57,382	57,383
Taco Cabana	63,473	63,472

	$122,340	$122,378

4. Income Taxes

The income tax provision for the nine months ended September 30, 2003 and 2002 was comprised of the following:

	2003	2002
Current	$765	$1,014
Deferred	1,532	4,540

	$2,297	$5,554

The difference between the expected tax provision, resulting from application of the federal statutory income tax rate to pretax income, and the reported income tax provision results principally from state taxes and non-deductible amortization of certain franchise rights.

CARROLS CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands of dollars)

5. Other Liabilities

Other long-term liabilities at September 30, 2003 and December 31, 2002 consisted of the following:

	September 30, 2003	December 31, 2002
Unearned purchase discounts	$11,465	$13,330
Accrued occupancy costs	7,869	8,373
Other	8,035	7,869

	$27,369	$29,572

6. Stock-Based Compensation Disclosures Required by SFAS No. 148

Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” “SFAS 123” permits entities to recognize as an expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS 123 allows entities to continue to apply the provisions of Accounting Principles Bulletin No. 25 (“APB 25”) and provide pro forma net income disclosures for employee stock option grants as if the fair-value-based method defined in SFAS 123 has been applied. The Company has elected to continue applying the provisions of APB 25 and provide the pro forma disclosure provisions of SFAS 123. Had compensation cost been determined based upon the fair value of the stock options at grant date consistent with the method of SFAS 123, the Company’s pro-forma net income would have been $2,765 and $8,158 for the nine months ended September 30, 2003 and 2002, respectively.

7. Business Segment Information

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

CARROLS CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(in thousands of dollars)

	Burger King	Pollo Tropical	Taco Cabana	Other	Consolidated
Three Months Ended:

September 30, 2003:
Revenues	$91,153	$27,870	$47,172	$—	$166,195
Cost of sales	24,756	8,381	14,167	—	47,304
Restaurant wages and related expenses	28,918	7,070	13,412	—	49,400
Depreciation and amortization	6,127	720	3,404	1,047	11,298
Income (loss) from operations	3,078	4,099	2,290	(1,047)	8,420
Capital expenditures, excluding acquisitions	1,345	441	5,107	211	7,104

September 30, 2002:
Revenues	$95,986	$25,824	$45,770	$—	$167,580
Cost of sales	25,351	7,859	13,361	—	46,571
Restaurant wages and related expenses	30,063	6,880	13,176	—	50,119
Depreciation and amortization	6,380	815	1,558	1,227	9,980
Income (loss) from operations	4,475	3,867	4,707	(1,227)	11,822
Capital expenditures, excluding acquisitions	6,993	2,674	5,087	536	15,290

Nine Months Ended:

September 30, 2003:
Revenues	$266,878	$81,644	$135,534	$—	$484,056
Cost of sales	70,406	24,786	39,931	—	135,123
Restaurant wages and related expenses	86,167	21,086	38,971	—	146,224
Depreciation and amortization	18,387	2,737	7,269	3,138	31,531
Income (loss) from operations	6,736	11,756	9,165	(3,138)	24,519
Capital expenditures, excluding acquisitions	6,519	4,160	14,755	1,187	26,621

September 30, 2002:
Revenues	$288,778	$76,230	$133,752	$—	$498,760
Cost of sales	76,502	23,130	39,197	—	138,829
Restaurant wages and related expenses	89,987	19,400	38,964	—	148,351
Depreciation and amortization	19,183	2,356	4,917	3,320	29,776
Income (loss) from operations	12,219	12,936	13,772	(3,320)	35,607
Capital expenditures, excluding acquisitions	17,882	8,399	11,592	1,124	38,997

Total Assets :
At September 30, 2003	$193,637	$27,544	$61,311	$155,904	$438,396
At December 31, 2002	$213,094	$33,117	$68,880	$158,486	$473,577

CARROLS CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(in thousands of dollars)

8. Other Expense

During the fourth quarter of 2001, management made the decision to close seven Taco Cabana restaurants in the Phoenix, Arizona market and discontinue restaurant development underway in that market. This decision resulted in a charge to other expense of $8.8 million in the fourth quarter of 2001, comprised of $7.1 million in asset impairments, primarily leasehold improvements, $1.0 million in future occupancy costs and $0.7 million in other exit costs estimated to be incurred over a two-year period. The Company closed one restaurant in December 2001 and the remaining six restaurants in February 2002. Through September 30, 2003, the Company has incurred $0.4 million in net lease costs for the closed restaurants and $0.4 million in net other exit costs. At September 30, 2003, the Company had $0.6 million in lease liability reserves and $0.3 million in other exit cost reserves related to these restaurants.

9. Recent Accounting Pronouncements

In January 2003, the FASB issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities (“FIN 46”). The objective of this interpretation is to provide guidance on how to identify a variable interest entity (VIE) and determine when the assets, liabilities, non-controlling interests and results of operations of a VIE need to be included in a company’s consolidated financial statements. A company that holds variable interests in an entity will need to consolidate the entity if the company’s interest in the VIE is such that the company will absorb a majority of the VIE’s expected losses and/or receive a majority of the entity’s expected residual returns, if they occur. FIN 46 also requires additional disclosures by primary beneficiaries and other significant variable interest holders. As amended by FASB Staff Position No. FIN 46-6, FIN 46 is effective for the Company beginning in the first quarter of 2004. The Company is completing its assessment of this interpretation on the Company’s financial statements. The Company does not believe that this interpretation will have a material impact on its financial statements, if any.

CARROLS CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(in thousands of dollars)

10. Guarantor Financial Statements

The $170 million senior subordinated notes of the Company are guaranteed by certain of the Company’s subsidiaries (“Guarantor Subsidiaries”), all of which are wholly-owned by the Company. These subsidiaries are:

Carrols Realty Holdings

Carrols Realty I Corp.

Carrols Realty II Corp.

Carrols J.G. Corp.

Quanta Advertising Corp.

Pollo Franchise, Inc.

Pollo Operations, Inc.

Taco Cabana, Inc.

TP Acquisition Corp.

T.C. Management, Inc.

Taco Cabana Management, Inc.

Get Real, Inc.

Texas Taco Cabana, L.P.

The following supplemental financial information sets forth on a condensed consolidating basis, consolidating balance sheets, statements of operations and statements of cash flows for the Parent Company (Carrols Corporation) only, Guarantor Subsidiaries and for the Company as of September 30, 2003 and December 31, 2002 and for the three-month and nine-month periods ended September 30, 2003 and 2002. Debt and goodwill allocated to subsidiaries are presented on an accounting “push-down” basis.

During the quarter ended June 30, 2003, the Parent Company entered into an intercompany agreement, retroactive to January 1, 2002, to charge interest to the Guarantor Subsidiaries. The retroactive interest recorded in the second quarter of 2003 was $14,097.

CARROLS CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

CONSOLIDATING BALANCE SHEET

September 30, 2003

(in thousands of dollars)

(unaudited)

	Parent Company Only	Guarantor Subsidiaries	Combined Total
ASSETS
Current Assets:
Cash and cash equivalents	$931	$2,319	$3,250
Trade and other receivables, net	402	1,158	1,560
Inventories	3,348	1,630	4,978
Prepaid rent	1,306	1,097	2,403
Prepaid expenses and other current assets	2,055	3,139	5,194
Refundable income taxes	193	—	193
Deferred income taxes	9,564	—	9,564

Total current assets	17,799	9,343	27,142
Property and equipment, net	103,561	90,090	193,651
Franchise rights, net	87,239	—	87,239
Intangible assets, net	1,485	120,855	122,340
Intercompany receivable (payable)	160,488	(160,488)	—
Other assets	5,954	2,070	8,024

Total assets	$376,526	$61,870	$438,396

LIABILITIES AND STOCKHOLDER’S EQUITY
Current Liabilities:
Accounts payable	$7,109	$5,939	$13,048
Accrued interest	6,009	—	6,009
Accrued payroll, related taxes and benefits	7,312	5,161	12,473
Other liabilities	7,691	8,479	16,170
Current portion of long-term debt	16,008	241	16,249

Total current liabilities	44,129	19,820	63,949

Long-term debt, net of current portion	300,695	715	301,410
Deferred income, sale/leaseback of real estate	5,994	4,669	10,663
Accrued postretirement benefits	2,830	—	2,830
Deferred income taxes	2,543	—	2,543
Other liabilities	15,639	11,730	27,369

Total liabilities	371,830	36,934	408,764

Stockholder’s equity	4,696	24,936	29,632

Total liabilities and stockholder’s equity	$376,526	$61,870	$438,396

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

CARROLS CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

CONSOLIDATING STATEMENT OF OPERATIONS

Three Months Ended September 30, 2003

(in thousands of dollars)

(unaudited)

	Parent Company Only	Guarantor Subsidiaries	Combined Total
Revenues:
Restaurant sales	$91,153	$74,683	$165,836
Franchise royalty revenues and fees	—	359	359

Total revenues	91,153	75,042	166,195
Costs and expenses:
Cost of sales	24,756	22,548	47,304
Restaurant wages and related expenses	28,918	20,482	49,400
Other restaurant operating expenses	19,464	13,812	33,276
Advertising expense	3,580	2,681	6,261
General and administrative	5,230	5,006	10,236
Depreciation and amortization	6,966	4,332	11,298

Total operating expenses	88,914	68,861	157,775

Income from operations	2,239	6,181	8,420
Interest expense	6,211	46	6,257
Intercompany allocations	(2,819)	2,819	—

Income (loss) before income taxes	(1,153)	3,316	2,163
Provision for income taxes	375	601	976

Net income (loss)	$(1,528)	$2,715	$1,187

CARROLS CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

CONSOLIDATING STATEMENT OF OPERATIONS

Three Months Ended September 30, 2002

(in thousands of dollars)

(unaudited)

	Parent Company Only	Guarantor Subsidiaries	Combined Total
Revenues:
Restaurant sales	$95,986	$71,210	$167,196
Franchise royalty revenues and fees	—	384	384

Total revenues	95,986	71,594	167,580
Costs and expenses:
Cost of sales	25,351	21,220	46,571
Restaurant wages and related expenses	30,063	20,056	50,119
Other restaurant operating expenses	20,247	12,005	32,252
Advertising expense	4,337	3,578	7,915
General and administrative	5,133	3,788	8,921
Depreciation and amortization	7,176	2,804	9,980

Total operating expenses	92,307	63,451	155,758

Income from operations	3,679	8,143	11,822
Interest expense	6,763	76	6,839
Intercompany allocations	(1,736)	1,736	—

Income (loss) before income taxes	(1,348)	6,331	4,983
Provision (benefit) for income taxes	(475)	2,268	1,793

Net income (loss)	$(873)	$4,063	$3,190

CARROLS CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

CONSOLIDATING STATEMENT OF OPERATIONS

Nine Months Ended September 30, 2003

(in thousands of dollars)

(unaudited)

	Parent Company Only	Guarantor Subsidiaries	Combined Total
Revenues:
Restaurant sales	$266,878	$216,123	$483,001
Franchise royalty revenues and fees	—	1,055	1,055

Total revenues	266,878	217,178	484,056
Costs and expenses:
Cost of sales	70,406	64,717	135,123
Restaurant wages and related expenses	86,167	60,057	146,224
Other restaurant operating expenses	57,877	39,068	96,945
Advertising expense	11,592	9,674	21,266
General and administrative	15,713	12,735	28,448
Depreciation and amortization	20,892	10,639	31,531

Total operating expenses	262,647	196,890	459,537

Income from operations	4,231	20,288	24,519
Interest expense	19,070	179	19,249
Intercompany allocations	(24,946)	24,946	—

Income (loss) before income taxes	10,107	(4,837)	5,270
Provision (benefit) for income taxes	3,563	(1,266)	2,297

Net income (loss)	$6,544	$(3,571)	$2,973

CARROLS CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

CONSOLIDATING STATEMENT OF OPERATIONS

Nine Months Ended September 30, 2002

(in thousands of dollars)

(unaudited)

	Parent Company Only	Guarantor Subsidiaries	Combined Total
Revenues:
Restaurant sales	$288,778	$208,880	$497,658
Franchise royalty revenues and fees	—	1,102	1,102

Total revenues	288,778	209,982	498,760
Costs and expenses:
Cost of sales	76,502	62,327	138,829
Restaurant wages and related expenses	89,987	58,364	148,351
Other restaurant operating expenses	60,902	35,123	96,025
Advertising expense	12,731	9,237	21,968
General and administrative	17,254	10,950	28,204
Depreciation and amortization	21,563	8,213	29,776

Total operating expenses	278,939	184,214	463,153

Income from operations	9,839	25,768	35,607
Interest expense	20,582	240	20,822
Intercompany allocations	(5,208)	5,208	—

Income (loss) before income taxes	(5,535)	20,320	14,785
Provision (benefit) for income taxes	(1,753)	7,307	5,554

Net income (loss)	$(3,782)	$13,013	$9,231

CARROLS CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

CONSOLIDATING STATEMENT OF CASH FLOWS

Nine Months Ended September 30, 2003

(in thousands of dollars)

(unaudited)

	Parent Company Only	Guarantor Subsidiaries	Combined Total
Cash flows provided from (used for) operating activities:
Net income (loss)	$6,544	$(3,571)	$2,973
Adjustments to reconcile net income (loss) to net cash provided from operating activities:
Loss on disposal of property and equipment	—	388	388
Depreciation and amortization	20,892	10,639	31,531
Deferred income taxes	1,532	—	1,532
Changes in operating assets and liabilities	11,521	(12,725)	(1,204)

Net cash provided from (used for) operating activities	40,489	(5,269)	35,220

Cash flow used for investing activities:
Capital expenditures:
New restaurant development	(1,901)	(14,932)	(16,833)
Restaurant remodeling	(2,986)	(147)	(3,133)
Other restaurant expenditures	(1,632)	(3,836)	(5,468)
Corporate and restaurant information systems	(931)	(256)	(1,187)

Total capital expenditures	(7,450)	(19,171)	(26,621)
Purchased properties for sale/leaseback	—	(3,149)	(3,149)
Proceeds from sales of non-operating properties	—	2,670	2,670

Net cash used for investing activities	(7,450)	(19,650)	(27,100)

Cash flows provided from (used for) financing activities:
Proceeds from revolving credit facility, net	(36,100)	—	(36,100)
Principal payments on term loans	(5,500)	—	(5,500)
Payments on other notes payable, net	(716)	—	(716)
Principal payments on capital leases	(138)	(232)	(370)
Proceeds from sale leaseback transactions	9,631	25,647	35,278

Net cash provided from (used for) financing activities	(32,823)	25,415	(7,408)

Net increase in cash and cash equivalents	216	496	712
Cash and cash equivalents, beginning of year	715	1,823	2,538

Cash and cash equivalents, end of period	$931	$2,319	$3,250

CARROLS CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

CONSOLIDATING STATEMENT OF CASH FLOWS

Nine Months Ended September 30, 2002

(in thousands of dollars)

(unaudited)

	Parent Company Only	Guarantor Subsidiaries	Combined Total
Cash flows provided from operating activities:
Net income (loss)	$(3,782)	$13,013	$9,231
Adjustments to reconcile net income (loss) to net cash provided from operating activities:
Loss on disposal of property and equipment	11	24	35
Depreciation and amortization	21,563	8,213	29,776
Deferred income taxes	4,540	—	4,540
Changes in operating assets and liabilities	4,211	(1,518)	2,693

Net cash provided from operating activities	26,543	19,732	46,275

Cash flow used for investing activities:
Capital expenditures:
New restaurant development	(5,888)	(13,331)	(19,219)
Restaurant remodeling	(7,918)	(3,280)	(11,198)
Other restaurant expenditures	(4,076)	(3,380)	(7,456)
Corporate and restaurant information systems	(530)	(594)	(1,124)

Total capital expenditures	(18,412)	(20,585)	(38,997)
Purchased properties for sale/leaseback	(925)	—	(925)

Net cash used for investing activities	(19,337)	(20,585)	(39,922)

Cash flows used for financing activities:
Payments on revolving credit facility, net	(4,500)	—	(4,500)
Principal payments on term loans	(6,375)	—	(6,375)
Payments on other notes payable, net	(726)	—	(726)
Principal payments on capital leases	(229)	(198)	(427)
Proceeds from sale/leaseback transactions	5,066	—	5,066

Net cash used for financing activities	(6,764)	(198)	(6,962)

Net increase (decrease) in cash and cash equivalents	442	(1,051)	(609)
Cash and cash equivalents, beginning of year	921	1,484	2,405

Cash and cash equivalents, end of period	$1,363	$433	$1,796

ITEM 2 –	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

We are one of the largest restaurant companies in the U. S. operating 532 restaurants in 16 states at September 30, 2003. We are the largest Burger King franchisee in the world, and have operated Burger King restaurants since 1976. We also operate two regional Hispanic restaurant chains, Taco Cabana and Pollo Tropical, which operate or franchise more than 200 restaurants. At September 30, 2003, we operated 351 Burger King restaurants located in 13 Northeastern, Midwestern and Southeastern states. Our Burger King restaurant sales were $266.9 million in the first nine months of 2003, or 55.3% of total restaurant sales.

We have expanded and diversified our operations during the past five years with the acquisition of two regional Hispanic restaurant chains. Our Hispanic restaurant brands, which include Taco Cabana and Pollo Tropical, collectively operate or franchise more than 200 restaurants. In 1998, we acquired Pollo Tropical Inc., a restaurant chain featuring grilled marinated chicken and authentic “made from scratch” side dishes, for a cash purchase price of approximately $95 million. Since the acquisition, we have expanded this concept by over 65% by opening 24 new Pollo Tropical restaurants. At September 30, 2003, we operated 60 company owned Pollo Tropical restaurants in Florida and franchised 24 Pollo Tropical restaurants, 19 of which are in Puerto Rico. Total Pollo Tropical sales from Company operated restaurants were $80.9 million in the first nine months of 2003.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

In December 2000, we acquired Taco Cabana Inc., a restaurant chain featuring Mexican style food including flame-grilled beef and chicken fajitas, quesadillas, and fresh flour tortillas, for a total purchase price of approximately $155 million. At September 30, 2003, we operated 121 company owned Taco Cabana restaurants located in Texas and Oklahoma and franchised 10 Taco Cabana restaurants. Since the acquisition, we have opened eighteen new Taco Cabana restaurants and have closed fourteen restaurants, including seven restaurants in the Phoenix, Arizona market, of which six were closed in the first quarter of 2002. Total Taco Cabana sales from Company operated restaurants were $135.2 million in the first nine months of 2003.

We use a 52-53 week fiscal year ending on the Sunday closest to December 31. All references herein to the fiscal years ended December 30, 2001 and December 29, 2002 will be referred to as the fiscal years ended December 31, 2001 and 2002, respectively. Also, all references herein to the nine months ended September 29, 2002 and the nine months ended September 28, 2003 will be referred to as the nine months ended September 30, 2002 and 2003, respectively. The fiscal years ended December 31, 2003, 2002 and 2001 each contain 52 weeks.

Significant Accounting Policies

Financial Reporting Release No. 60 requires all companies to include a discussion of critical accounting policies or methods used in the preparation of financial statements. The following is a brief discussion of the more significant accounting policies and methods used by the Company.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make assumptions and estimates that can have a material impact on our results of operations. Sales recognition at company-operated restaurants is straightforward as customers pay for products at the time of sale and inventory turns over very quickly. Payments to vendors for products sold in the restaurants are generally settled within 30 days. The earnings reporting process is covered by our system of internal controls, and generally does not require significant management estimates and judgments. However, estimates and judgments are inherent in the assessment and recording of accrued occupancy costs, insurance liabilities, legal obligations, income taxes and the valuation of intangible assets for impairment. While we apply our judgment based on assumptions believed to be reasonable under the circumstances, actual results could vary from these assumptions. It is possible that materially different amounts would be reported using different assumptions.

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

We must evaluate our recorded intangible assets for impairment under Statement of Financial Accounting Standards No. (“SFAS”) 142, “Goodwill and Other Intangible Assets,” on an ongoing basis. We have elected to conduct our annual impairment review of intangible assets at December 31. Our review at December 31, 2002 indicated there has been no impairment as of that date. This annual evaluation requires us to make estimates and assumptions regarding the fair value of our reporting units. These estimates may differ from actual future events.

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

In January 2003, the FASB issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities (“FIN 46”). The objective of this interpretation is to provide guidance on how to identify a variable interest entity (VIE) and determine when the assets, liabilities, non-controlling interests and results of operations of a VIE need to be included in a company’s consolidated financial statements. A company that holds variable interests in an entity will need to consolidate the entity if the company’s interest in the VIE is such that the company will absorb a majority of the VIE’s expected losses and/or receive a majority of the entity’s expected residual returns, if they occur. FIN 46 also requires additional disclosures by primary beneficiaries and other significant variable interest holders. As amended by FASB Staff Position No. FIN 46-6, FIN 46 is effective for the Company beginning in the first quarter of 2004. The Company is completing its assessment of this interpretation on the Company’s financial statements. The Company does not believe that this interpretation will have a material impact on its financial statements, if any.

Results of Operations

Since September 30, 2002 we have opened five new Burger King restaurants, closed eleven Burger King restaurants, opened two new Pollo Tropical restaurants, opened ten Taco Cabana restaurants and closed three Taco Cabana restaurants.

Three Months Ended September 30, 2003 Compared to Three Months Ended September 30, 2002.

The following table sets forth, for the three months ended September 30, 2003 and 2002, selected operating results as a percentage of total restaurant sales:

	2003	2002
Restaurant sales:
Burger King	54.9%	57.4%
Pollo Tropical	16.7%	15.3%
Taco Cabana	28.4%	27.3%

	100.0%	100.0%

Costs and expenses:
Cost of sales	28.5%	27.9%
Restaurant wages and related expenses	29.8%	30.0%
Other restaurant expenses including advertising	23.8%	24.0%
General and administrative	6.2%	5.3%
Depreciation and amortization	6.8%	6.0%

Income from restaurant operations	4.9%	6.8%

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Restaurant Sales - Total restaurant sales for the third quarter of 2003 decreased $1.4 million to $165.8 million from $167.2 million in the third quarter of 2002. Burger King restaurant sales decreased $4.8 million, or 5.0%, to $91.2 million in the third quarter of 2003 due primarily to a sales decrease at our comparable Burger King restaurants of 6.4%. This decrease was due primarily to reduced customer traffic from promotions compared to the prior year. Sales at our comparable Burger King restaurants also decreased 3.6% in the third quarter of 2002. Pollo Tropical restaurant sales increased $2.0 million, or 8.1%, to $27.6 million in the third quarter of 2003 due to the opening of six additional restaurants since the beginning of the third quarter of 2002 and sales increases of 3.3% at our comparable Pollo Tropical restaurants in the third quarter of 2003. Taco Cabana restaurant sales increased 3.1% to $47.1 million in the third quarter of 2003 from $45.7 million in 2002 due to the opening of eleven new restaurants since the beginning of the third quarter of 2002 partially offset by a sales decrease at our comparable Taco Cabana restaurants of 4.8% in the third quarter of 2003.

Operating Costs and Expenses - Cost of sales (food and paper costs), as a percentage of total restaurant sales, increased to 28.5% in the third quarter of 2003 from 27.9% in 2002. Burger King cost of sales, as a percentage of Burger King restaurant sales, increased to 27.2% in the third quarter of 2003 from 26.4% in the third quarter of 2002 due to a 10% increase in beef commodity prices and lower rebates, partially offset by the effects of modest menu price increases in the fourth quarter of 2002. Pollo Tropical cost of sales, as a percentage of Pollo Tropical restaurant sales, decreased to 30.3% in the third quarter of 2003 from 30.7% in 2002 due primarily to lower chicken commodity prices in 2003. Taco Cabana cost of sales, as a percentage of Taco Cabana restaurant sales, increased to 30.1% in the third quarter of 2003 from 29.3% in 2002 due to lower gross margins on promotional menu items and higher cheese commodity prices.

Restaurant wages and related expenses, as a percentage of total restaurant sales, decreased to 29.8% in the third quarter of 2003 from 30.0% in 2002. Burger King restaurant wages and related expenses, as a percentage of Burger King restaurant sales, increased to 31.7% in the third quarter of 2003 from 31.3% in 2002 due to the effect of lower sales volumes on fixed labor costs and higher medical and workers compensation costs. These factors were partially offset by restaurant productive labor efficiencies. Pollo Tropical restaurant wages and related expenses, as a percentage of Pollo Tropical restaurant sales, decreased to 25.5% in the third quarter of 2003 from 26.8% in 2002 due to restaurant labor efficiencies, lower workers compensation costs and the effect of higher sales volumes on fixed labor costs. Taco Cabana restaurant wages and related expenses, as a percentage of Taco Cabana restaurant sales, decreased to 28.5% in the third quarter of 2003 from 28.9% in 2002 due to lower restaurant level bonuses and restaurant labor efficiencies partially offset by the effect of lower sales volumes on fixed labor costs.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Other restaurant operating expenses (which includes advertising) as a percentage of total restaurant sales, decreased to 23.8% in the third quarter of 2003 from 24.0% in 2002. Burger King other restaurant operating expenses, as a percentage of Burger King restaurant sales, decreased to 25.4% in the third quarter of 2003 from 25.7% in 2002 due to lower local advertising expenditures and lower discretionary restaurant operating expenses, partially offset by the effect of lower sales volumes on fixed costs including occupancy. Pollo Tropical other restaurant operating expenses, as a percentage of Pollo Tropical restaurant sales, increased to 20.8% in the third quarter of 2003 from 19.9% in 2002 due to higher utility costs from increases in natural gas prices and higher occupancy costs due to the sale/leaseback of six Pollo Tropical properties in 2003. These were partially offset by lower advertising costs, due to the timing of promotions, and lower restaurant repair and maintenance expenses. Taco Cabana other restaurant operating expenses, as a percentage of Taco Cabana restaurant sales, decreased to 22.8% in the third quarter of 2003 from 23.0% in 2002 due to significantly lower advertising costs as a result of the timing of promotions compared to 2002. This was substantially offset by higher utility costs from increases in natural gas and electricity prices, higher occupancy costs due to the sale/leaseback of twelve Taco Cabana properties in 2003 and the effect of lower sales volumes on fixed costs.

General and administrative expenses increased $1.3 million in the third quarter of 2003, due primarily to non-recurring costs in the third quarter of 2003 which resulted from severance costs related to management changes at Pollo Tropical and the restructuring of an unfavorable Taco Cabana restaurant lease. In addition, the Company recorded a gain on a legal settlement in the third quarter of 2002. As a percentage of total restaurant sales, general and administrative expenses increased to 6.2% in the third quarter of 2003 from 5.3% in 2002.

EBITDA - Earnings before interest, taxes and depreciation and amortization (“EBITDA”) decreased to $19.7 million in the third quarter of 2003 from $21.8 million in the third quarter of 2002. As a percentage of total revenues, EBITDA margins decreased to 11.9% in the third quarter of 2003 from 13.0% in 2002 as a result of the factors discussed above. See Reconciliation of Non-GAAP Financial Measures on page 30.

Depreciation and Amortization - Depreciation and amortization increased $1.3 million in the third quarter of 2003 from 2002 due primarily to impairment charges of $1.7 million related to property and equipment for certain of our Taco Cabana restaurants.

Interest Expense - Interest expense decreased $0.6 million to $6.3 million in the third quarter of 2003 due primarily to lower average debt balances in the third quarter of 2003. The average effective interest rate on all debt was 7.2% for the third quarter of 2003 compared to 7.3% in the third quarter of 2002.

Income Taxes - The provision for income taxes for the third quarter of 2003 was derived using an estimated annual effective income tax rate for 2003 of 43.6%. This rate is higher than the Federal statutory tax rate of 35% due to state franchise taxes and non-deductible amortization of certain franchise rights.

Net Income - As a result of the foregoing, net income for the third quarter of 2003 decreased to $1.2 million from $3.2 million in the third quarter of 2002.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Nine Months Ended September 30, 2003 Compared to Nine Months Ended September 30, 2002.

The following table sets forth, for the nine months ended September 30, 2003 and 2002, selected operating results as a percentage of total restaurant sales:

	2003	2002
Restaurant sales:
Burger King	55.3%	58.0%
Pollo Tropical	16.7%	15.2%
Taco Cabana	28.0%	26.8%

	100.0%	100.0%

Costs and expenses:
Cost of sales	28.0%	27.9%
Restaurant wages and related expenses	30.3%	29.8%
Other restaurant expenses including advertising	24.5%	23.7%
General and administrative	5.9%	5.7%
Depreciation and amortization	6.5%	6.0%

Income from restaurant operations	4.8%	6.9%

Restaurant Sales - Total restaurant sales for the first nine months of 2003 decreased 2.9% to $483.0 million from $497.7 million in 2002. Burger King restaurant sales decreased $21.9 million, or 7.6%, to $266.9 million in the first nine months of 2003 from $288.8 million in 2002 due to a sales decline at our comparable Burger King restaurants of 7.8% for the first nine months of 2003. Pollo Tropical restaurant sales increased $5.5 million, or 7.2%, to $80.9 million in the first nine months of 2003 due primarily to the opening of seven restaurants since the beginning of 2002. Sales at our comparable Pollo Tropical restaurants in the first nine months of 2003 increased 0.6%. Taco Cabana restaurant sales increased to $135.2 million in the first nine months of 2003 from $133.4 million in 2002 due to the opening of thirteen restaurants since the beginning of 2002 partially offset by a sales decrease at our comparable Taco Cabana restaurants of 4.8% in the first nine months of 2003.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Operating Costs and Expenses - Cost of sales (food and paper costs), as a percentage of total restaurant sales, increased slightly to 28.0% in the first nine months of 2003 from 27.9% in 2002. Burger King cost of sales, as a percentage of Burger King restaurant sales, decreased slightly to 26.4% in the first nine months of 2003 from 26.5% in 2002 due to higher rebates, improvements in restaurant food cost controls and the effects of modest menu price increases in the fourth quarter of 2002, partially offset by higher promotional sales discounts in 2003. Pollo Tropical cost of sales, as a percentage of Pollo Tropical restaurant sales, decreased slightly to 30.6% in the first nine months of 2003 from 30.7% in 2002 due to higher rebates and lower chicken commodity prices in 2003 partially offset by lower gross margins on new menu items introduced during the last eighteen months. Taco Cabana cost of sales, as a percentage of Taco Cabana restaurant sales, increased slightly to 29.5% in the first nine months of 2003 from 29.4% in 2002 due to lower gross margins on promotional menu items in the third quarter partially offset by lower beef commodity prices in 2003 and higher rebates.

Restaurant wages and related expenses, as a percentage of total restaurant sales, increased to 30.3% in the first nine months of 2003 from 29.8% in 2002. Burger King restaurant wages and related expenses, as a percentage of Burger King restaurant sales, increased to 32.3% in the first nine months of 2003 from 31.2% in 2002 due to the effect of lower sales volumes on fixed labor costs and higher medical and workers compensation costs partially offset by restaurant productive labor efficiencies in the first nine months of 2003. Pollo Tropical restaurant wages and related expenses, as a percentage of Pollo Tropical restaurant sales, increased to 26.1% in the first nine months of 2003 from 25.7% in 2002 due to the effect of increases in fixed labor costs on basically flat comparable restaurant sales volumes and higher medical insurance costs. Taco Cabana restaurant wages and related expenses, as a percentage of Taco Cabana restaurant sales, decreased to 28.8% in the first nine months of 2003 from 29.2% in 2002 due to restaurant labor efficiencies in 2003 and, to a lesser extent, the closure of six lower volume Taco Cabana restaurants in the Phoenix, Arizona market in the first quarter of 2002.

Other restaurant operating expenses (which includes advertising), as a percentage of total restaurant sales, increased to 24.5% in the first nine months of 2003 from 23.7% in 2002. Burger King other restaurant operating expenses, as a percentage of Burger King restaurant sales, increased to 26.0% in the first nine months of 2003 from 25.4% in 2002 due to higher utility costs from increases in natural gas prices and the effect of lower sales volumes on fixed costs including occupancy. These were partially offset by lower discretionary restaurant operating expenses. Pollo Tropical other restaurant operating expenses, as a percentage of Pollo Tropical restaurant sales, increased to 21.0% in the first nine months of 2003 from 19.6% in 2002 due to higher utility costs and higher occupancy costs due to the sale/leaseback of six Pollo Tropical properties in 2003. Taco Cabana other restaurant operating expenses, as a percentage of Taco Cabana restaurant sales, increased to 23.5% in the first nine months of 2003 from 22.2% in 2002 due to higher utility costs and the effect of lower sales volumes on fixed costs.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

General and administrative expenses increased $0.2 million to $28.4 million in the first nine months of 2003 compared to 2002. As a percentage of total restaurant sales, general and administrative expenses increased to 5.9% in the first nine months of 2003 from 5.7% in 2002.

EBITDA - EBITDA decreased to $56.1 million in the first nine months of 2003 from $65.4 million in 2002. As a percentage of total revenues, EBITDA margins decreased to 11.6% in the first nine months of 2003 compared to 13.1% in 2002 as a result of the factors discussed above. See Reconciliation of Non-GAAP Financial Measures on page 30.

Depreciation and Amortization - Depreciation and amortization increased $1.8 million in the first nine months of 2003 from 2002 due primarily to impairment charges of $.7 million related to property and equipment for certain of our Burger King restaurants and $1.9 million related to property and equipment for certain of our Taco Cabana restaurants.

Interest Expense - Interest expense decreased $1.6 million to $19.2 million in the first nine months of 2003 from $20.8 million in 2002 due primarily to lower average debt balances in 2003, and to a much lesser extent, lower effective interest rates on our floating rate debt. The average effective interest rate on all debt was 7.1% for the first nine months of 2003 compared to 7.3% in 2002.

Income Taxes - The provision for income taxes for the first nine months of 2003 was derived using an estimated effective income tax rate for 2003 of 43.6%. This rate is higher than the Federal statutory tax rate of 35% due to state franchise taxes and non-deductible amortization of certain franchise rights.

Net Income - As a result of the foregoing, net income decreased to $3.0 million for the first nine months of 2003 from $9.2 million in 2002.

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

	2003	2002
Three months ended September 30:
EBITDA	$19,718	$21,802
Less: Depreciation and amortization expense	11,298	9,980
Interest expense	6,257	6,839
Provision for income taxes	976	1,793

Net income	$1,187	$3,190

Nine months ended September 30:
EBITDA	$56,050	$65,383
Less: Depreciation and amortization expense	31,531	29,776
Interest expense	19,249	20,822
Provision for income taxes	2,297	5,554

Net income	$2,973	$9,231

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

Our operations in the first nine months of 2003 generated approximately $35.2 million in cash, compared with $46.3 million in the first nine months of 2002.

In the first nine months of 2003, we sold twenty-six properties for $35.3 million in sale/leaseback transactions and sold four non-operating properties for $2.7 million. Proceeds from these sales were used to reduce debt. In the first nine months of 2002, we sold five properties for $5.1 million in sale/leaseback transactions and used the proceeds from these sales to reduce debt.

Capital expenditures represent a major investment of cash for us and were $26.6 million and $39.0 million in the first nine months of 2003 and 2002, respectively. Expenditures for new restaurant development were $16.8 million and $19.2 million in the first nine months of 2003 and 2002, respectively. Our capital expenditures also include remodeling costs and capital maintenance projects for the ongoing reinvestment and enhancement of our restaurants and totaled $8.6 million and $18.7 million in the first nine months of 2003 and 2002, respectively.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

In 2003, we anticipate total capital expenditures not to exceed $35 million. These amounts include approximately $20 million to $22 million for the construction of new restaurants and related real estate applicable to our three restaurant concepts as follows: $3.5 million for Burger King, $14 million to $16 million for Taco Cabana and $2.5 million for Pollo Tropical. We anticipate capital expenditures to remodel our existing restaurants for our three restaurant concepts to be approximately $3 million to $4 million in 2003. Capital maintenance expenditures in 2003 for ongoing reinvestment in our three restaurant concepts are anticipated to approximate $7 million; with approximately $2 million to $3 million applicable to our Burger King restaurants, $2 million for Pollo Tropical and $2 million to $3 million for Taco Cabana.

At September 30, 2003, we had total indebtedness of $317.7 million comprised of $170.0 million of unsecured 9.5% Senior Subordinated Notes due 2008, total borrowings under our senior credit facility of $145.7 million and other debt, primarily capital leases, of $2.0 million. Our senior credit facility provides for a $70 million term loan A facility, an $80 million term loan B facility and a $100 million revolving credit facility. At September 30, 2003, $129.0 million was outstanding under the term loan A and B facilities and $73.1 million was available for borrowing under our revolving credit facility, after reserving $10.2 million for letters of credit guaranteed by the facility.

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

ITEM 4 – CONTROLS AND PROCEDURES

The Company’s senior management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-14 and 15d-14 under the Securities Exchange Act of 1934 (the “Exchange Act”)) designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

In accordance with Exchange Act Rules 13a-15 and 15d-15, the Company carried out an evaluation, with the participation of the Chief Executive Officer and Chief Financial Officer, as well as other key members of the Company’s management, of the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective, as of the end of the period covered by this report, to provide reasonable assurance that information required to be disclosed in the Company’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 2. Changes in Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

None

Item 6. Exhibits and Reports on Form 8K

a. The following exhibits are filed as part of this report.

Exhibit No.

31.1	Chief Executive Officer’s Certificate Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer’s Certificate Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Chief Executive Officer’s Certificate Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer’s Certificate Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

b. Report on Form 8-K

Form 8-K dated August 19, 2003 reporting the Registrant’s results of operations for the second quarter of 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CARROLS CORPORATION

Date: November 12, 2003	/s/ Alan Vituli
(Signature)
Alan Vituli
Chairman of the Board and Chief Executive Officer

Date: November 12, 2003	/s/ Paul R. Flanders
(Signature)
Paul R. Flanders
Vice President – Chief Financial Officer and Treasurer