Form 10-K
period 2003-12-31
CARROLS CORP
filed 2004-05-06
CIK 17927

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For Fiscal Year Ended December 31, 2003

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

The number of shares of the registrant’s common stock outstanding as of April 30, 2004 is 10.

The Company uses a 52-53 week fiscal year ending on the Sunday closest to December 31. For convenience, all references herein to the fiscal years ended December 30, 2001, December 29, 2002 and December 28, 2003 will hereinafter be referred to as the fiscal years ended December 31, 2001, 2002 and 2003, respectively.

PART I

This 2003 Annual Report on Form 10-K contains statements which constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Those statements include statements regarding the intent, belief or current expectations of the Company and its management team. Investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements. Such risks and uncertainties include, among other things, competitive conditions, economic and regulatory factors, general economic conditions particularly at the retail level, fluctuations in commodity prices, availability of restaurant supply and distribution of product, liquidity of major distributors, labor and employee benefit costs, the outcome of pending or yet-to-be instituted legal proceedings, the ability of the Company to manage its growth and successfully implement its business strategy, environmental conditions and regulations, weather conditions, significant disruptions in service or supply by any of our suppliers, risks associated with the expansion of our business, general risks associated with the food industry, our inability to integrate any businesses we acquire, our borrowing costs and credit ratings, which may be influenced by credit ratings of our competitors, the risk of events similar to these of September 11, 2001 or an outbreak or escalation of any insurrection or armed conflict involving the United States or any other national or international calamity, factors that affect the food industry generally, including recalls if products became adulterated or misbranded, liability if product consumption causes injury, ingredient disclosure and labeling laws and regulations and the possibility that consumers could lose confidence in the safety and quality of certain food products, as well as recent publicity concerning the health implications of obesity and transfatty acids, the availability and terms of necessary or desirable financing or refinancing and other risks and uncertainties that are discussed herein.

We use the terms EBITDA, Adjusted EBITDA, restaurant level EBITDA and EBITDA margins because we believe they are useful financial indicators for measuring the ability to service and/or incur indebtedness. They should not be considered as an alternative to net income as a measure of operating results or to cash flows as a measure of liquidity in accordance with generally accepted accounting principles. These terms are more fully described under Management’s Discussion and Analysis of Financial Condition and Results of Operations. See Reconciliation of Non-GAAP Financial Measures on Page 32.

Restatement

We have restated our financial statements including applicable footnotes for periods ended prior to December 31, 2003 to report real estate transactions for 86 restaurants consummated during 1991 to 2000 as financing transactions under SFAS No. 98 “Accounting for Leases” rather than as sale/leaseback transactions as previously reported. The impact of the restatement is to record on our balance sheets the property and equipment of the restaurants subject to these transactions and record the proceeds from these transactions, (including the gains previously deferred) as a form of debt financing. The restatement also impacted our operating results by increasing the depreciation expense for the property and equipment subject to these transactions and recharacterizing the lease payments previously reported as rent expense for these restaurants as principal repayments and interest expense. There was no impact on sale/leaseback transactions that were consummated in 2002 and 2003.

As a result of the restatement, we were in default related to certain required financial leverage ratios and other covenants under our senior secured credit facility. We have obtained a waiver from our senior secured lenders of any prior non-compliance and defaults resulting from the restatement. In addition, our senior secured credit facility has been amended to exclude all adjustments resulting from this restatement on our financial covenant requirements and to treat on a prospective basis the specified leases as if no restatement or recharacterization has occurred.

The restatement discussed above was due to lease provisions in certain of our sale/leaseback transactions, which in our opinion have minimal commercial impact upon the relevant terms of the lease. We may amend these leases in the future to address these provisions and to qualify them for treatment as operating leases as originally intended. However, no such assurances can be made as to when or whether any or all of such leases will be amended.

See Note 2 to the Consolidated Financial Statements for a complete discussion of the restatement. All previously reported amounts affected by the restatement that appear in this Annual Report on Form 10-K have been restated.

ITEM 1. BUSINESS

Overview

Who We Are

We are one of the largest restaurant companies in the United States operating 532 restaurants in 16 states as of December 31, 2003. We operate three restaurant concepts that provide balance in terms of our revenues and diversification with regard to restaurant concept as well as the geographic location of our restaurants. We are the largest Burger King® franchisee in the world and have operated Burger King restaurants since 1976. We also own and operate two regional Hispanic restaurant companies: Taco Cabana and Pollo Tropical. At December 31, 2003, we operated 351 Burger King restaurants located in 13 Northeastern, Midwestern and Southeastern states. Our Burger King restaurant sales were $353.3 million in 2003, or 55% of our total revenues. Our Hispanic restaurant brands collectively operate or franchise more than 200 restaurants and comprised 45% of 2003 revenues.

In 1998 we acquired Pollo Tropical Inc., a restaurant chain featuring grilled marinated chicken and authentic “made from scratch” side dishes, for a cash purchase price of approximately $95 million. Since the acquisition, we have expanded this concept by over 65% by opening 24 new Pollo Tropical restaurants. At December 31, 2003 we operated 60 company owned Pollo Tropical restaurants in Florida and franchised 24 Pollo Tropical restaurants, 19 of which are in Puerto Rico. Total Pollo Tropical revenues were $110.2 million in 2003.

In December 2000 we acquired Taco Cabana Inc., a restaurant chain featuring Tex-Mex style food including flame-grilled beef and chicken fajitas, quesadillas, and fresh flour tortillas, for a total purchase price of approximately $155 million. At December 31, 2003 we operated 121 company owned Taco Cabana restaurants located in Texas and Oklahoma and franchised nine Taco Cabana restaurants. Since the acquisition we have opened 21 new Taco Cabana restaurants and have closed 15 restaurants, including seven restaurants in the Phoenix, Arizona market. Total Taco Cabana revenues were $181.5 million in 2003.

Due primarily to our acquisition of Taco Cabana in 2000 as well as the construction of new restaurants over the past five years, total revenues for our Hispanic brands have increased from $83.8 million in 1999 to $291.7 million in 2003. During this time frame total Adjusted EBITDA (earnings before interest, income taxes, depreciation, amortization and other income and expense) from our Hispanic brands has increased over 250% from $18.6 million in 1999 to $47.0 million in 2003. See Reconciliation of Non-GAAP Financial Measures on page 32.

We are a Delaware corporation incorporated in 1968.

The Industry

We operate restaurants in the quick-service and quick-casual restaurant industry segments, which include hamburgers, pizza, chicken, various types of sandwiches, Mexican and other ethnic foods. Our Burger King restaurants operate in the hamburger segment of the quick-service restaurant industry. Our Hispanic brands, Taco Cabana and Pollo Tropical, are part of the quick-casual segment, which combines the convenience of quick-service restaurants with the menu variety, use of fresh ingredients and food quality of casual dining.

According to Technomic Information Services (Technomic), the quick-service segment of the restaurant industry had sales of approximately $136.3 billion in 2002. According to Technomic, sales in this segment grew at a compound annual rate of 4.6% between 1997 and 2002 and are projected to increase at a compound annual rate of 4.5% between 2002 and 2007, including an increase of 3.0% in the hamburger segment. We believe that this growth reflects consumers’ desire for a convenient, reasonably priced restaurant experience. In addition, the consumer’s need for meals prepared outside of the home, including takeout, has increased significantly over past historical levels as a result of the greater numbers of working women and single parent families.

Hispanic Brands

Our Hispanic brands will also benefit from additional factors such as the growing baby boomer demand for quick-casual dining and increasing consumer demand for, and acceptance of, variety and ethnic foods. To a lesser extent, we also believe that our Hispanic brands will benefit from the growing U.S. Hispanic population. According to the U.S. Census Bureau, growth of the Hispanic population is projected to outpace overall population growth and increase from 11.8% of the total population in 2000 to 18.2% by 2025.

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

Taco Cabana pioneered the Mexican patio café concept with its first restaurant in San Antonio, Texas in 1978 and of the 121 restaurants we operated at December 31, 2003, 115 are located in Texas. For the year ended December 31, 2003, Taco Cabana’s average restaurant sales were approximately $1.52 million.

Our acquisitions of Taco Cabana and Pollo Tropical have allowed us to:

•	diversify our revenue base;

•	enhance our overall operating margins and cash flow;

•	expand our geographic presence into areas with high population growth;

•	capitalize on the significant growth of the Hispanic population in the United States; and

•	increase our opportunities to build additional restaurants.

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

Pollo Tropical opened its first company-owned restaurant in 1988 in Miami and its first international franchised restaurant in 1995 in Puerto Rico. At December 31, 2003, we owned and operated a total of 60 restaurants, 51 of which are located in south Florida under the trade name Pollo Tropical and nine under the trade name TropiGrill in central Florida. We also franchised 24 Pollo Tropical restaurants, 19 of which are located in Puerto Rico, four in Ecuador and one in Miami. For the year ended December 31, 2003, Pollo Tropical’s average restaurant sales were approximately $1.84 million, which we believe is among the highest in its industry segment.

Burger King

Burger King Corporation (“BKC”) is the second largest quick-service hamburger restaurant chain in the world. According to BKC, at December 31, 2003 there were approximately 11,300 restaurants in 58 countries worldwide, including approximately 7,800 throughout the United States. Total worldwide restaurant sales for the year ended June 30, 2003 were approximately $11.1 billion, of which approximately $7.9 billion were in the United States. Burger King restaurants are quick-service restaurants of distinctive design that feature flame-broiled hamburgers and serve several widely known, trademarked products, the most popular being the WHOPPER® sandwich.

We believe that the primary competitive advantages of Burger King restaurants are:

•	brand recognition;

•	convenience of location;

•	speed of service;

•	quality; and

•	price.

Competitive Strengths

We attribute our success in the quick-casual and quick-service restaurant industry segments to the following competitive strengths:

Strong Brand Names - We believe our restaurant concepts are highly recognized brands in their market areas.

Our Hispanic Brands - Pollo Tropical is one of the most highly recognized quick-casual restaurant brands in its core markets of south and central Florida. Taco Cabana is also a highly recognized quick-casual brand in its core Texas markets. Of the 121 Taco Cabana restaurants we currently operate, a total of 115 restaurants are concentrated in five major markets: San Antonio, Houston, Dallas/Fort Worth, Austin and El Paso. We believe that the following factors have led to the success of both of these concepts:

•	strong brand awareness in their respective core markets;

•	high quality, freshly prepared food;

•	high frequency of visits and loyalty among their core customers; and

•	strategic positioning of the menu to capitalize on the growing consumer preference for variety including ethnic foods.

Burger King - Since the formation of BKC in 1954, the Burger King brand has become one of the most recognized brands in the restaurant industry. BKC spends between 4% and 5% of total system sales on advertising per year (approximately $2.3 billion over the past five years) to sustain and increase this high brand awareness. We believe strong brand recognition, coupled with the quality and value of the food and convenience of its restaurants, provide opportunities for growth for the Burger King brand.

Stable and Diversified Cash Flows - We believe that the stability of our operating cash flows is due to the proven success of our restaurant concepts and our consistent focus on restaurant operations. Over the past five years, our restaurant level EBITDA (Adjusted EBITDA before general and administrative expenses) margins for our Burger King restaurants ranged between 15.3% and 17.5% and averaged 16.6%. Over the same period, restaurant level EBITDA margins for our Pollo Tropical restaurants have ranged between 25.3% and 28.3% and averaged 26.8%. For the past three years the restaurant level EBITDA margins for our Taco Cabana restaurants have ranged between 19.3% and 21.2% and averaged 20.2%. Our aggregate cash flow from operations has increased from $39.1 million in 1999 to $48.2 million in 2003. We believe that the stability and diversification of our cash flows provide us with adequate liquidity to meet our cash flow requirements. See Reconciliation of Non-GAAP Financial Measures on page 32.

Diversified Locations and Restaurant Concepts - Our Burger King restaurants are geographically dispersed over 13 states in the Northeast, Southeast and Great Lakes regions. Our acquisitions of Pollo Tropical, with its restaurants in Florida, and Taco Cabana, with its restaurants in Texas and Oklahoma, have further expanded our geographic presence. We believe that multiple concepts operating in diverse geographic areas enable us to capitalize on regions that have rapidly growing populations and to further reduce our dependence on the economic performance of any one particular region or restaurant concept.

Largest Burger King Franchisee - We are the largest Burger King franchisee in the world. We believe that our leadership position, together with our experienced management team, effective management information systems, and an extensive infrastructure enable us to operate more efficiently and better enhance restaurant margins and overall performance levels than most other Burger King franchisees. These strengths also enable us to continue to develop new restaurants and to selectively acquire additional Burger King restaurants.

Experienced Management Team with a Significant Equity Stake - Our senior management team, headed by Chairman and Chief Executive Officer Alan Vituli and President and Chief Operating Officer Daniel T. Accordino, has a long and successful history of developing, acquiring and operating limited-service restaurants for the Company. Our management team owns (on a diluted basis) approximately 16% of Carrols Holdings Corporation (“Carrols Holdings”), which owns 100% of our stock.

Business Strategy

Our business strategy is to continue to increase revenues and cash flow through the construction of new restaurants, selective acquisitions, improvements in operating efficiencies and enhancements in our marketing and product development activities. Based on our historical performance, we believe that this business strategy represents a low-risk growth plan. Our strategy is based on the following components:

Leverage Strong Brand Names - We realize significant benefits as an owner of the Pollo Tropical and Taco Cabana restaurant concepts and as a Burger King franchisee. These benefits are the result of the following:

•	strong recognition of the Pollo Tropical and Taco Cabana brands in their core markets;

•	ability to manage brand awareness, marketing and product development for our Hispanic brands;

•	widespread recognition of the Burger King brand and flagship WHOPPER® product supported by the amount and penetration of BKC’s advertising; and

•	ability to capitalize on BKC’s research and development and product development capabilities.

Achieve Operating Efficiencies - We maintain a disciplined commitment to increasing the profitability of our existing restaurants. Our large base of restaurants, management structure and management information systems enable us to optimize operating efficiencies for our restaurants. We are able to control restaurant labor and food costs through the use of our sophisticated management information and point-of-sale systems as well as to effectively manage our restaurant operations and ensure consistent application of operating controls. Our size enables us to realize benefits from improved bargaining power for purchasing and cost management initiatives. We believe these factors provide the basis for increased unit and company profitability.

Consistently Provide Superior Customer Satisfaction - Our operations are focused on achieving a high level of customer satisfaction through quick, accurate and high-quality customer service. We have uniform operating standards and restaurant-level objectives in each of our brands for the following areas:

•	food quality;

•	preparation and selection of menu items;

•	speed of service;

•	maintenance and cleanliness; and

•	employee conduct.

We closely supervise the operation of all of our restaurants to help ensure that standards and policies are followed and that product quality, customer service and cleanliness of the restaurants are maintained at high levels. At each of our brands we also employ external services to visit our restaurants on an unannounced basis to measure and evaluate our execution of these operating policies.

Open Additional Restaurants - We believe that many of our existing markets will continue to provide opportunities for the development of new restaurants. We look to develop restaurants in markets we believe are underpenetrated and where the demographic characteristics are favorable for the development of new restaurants. Our staff of real estate and construction professionals are responsible for our new restaurant development. Before developing a new restaurant, we conduct an extensive site selection and evaluation process that includes in-depth demographic, market and financial analysis. By selectively increasing the number of restaurants we operate in a particular market, we can increase brand awareness and effectively leverage our restaurant management oversight, corporate infrastructure and local marketing expenditures.

We believe there may be opportunities to expand our Burger King store units selectively as franchisees seek liquidity through the sale of their restaurants. We believe that selective acquisitions of additional Burger King restaurants could result in operating efficiencies from our proven abilities to improve controls over restaurant food costs, efficiently utilize labor, and achieve increased economies of scale by leveraging our infrastructure and control systems.

Overview of Restaurant Concepts

Burger King Restaurants

“Have It Your Way”® service, flame broiling, generous portions and competitive prices characterize the Burger King system marketing strategy. Our Burger King restaurants feature flame-broiled hamburgers and other sandwiches, the most popular of which is the WHOPPER® sandwich. The WHOPPER is a large, flame-broiled hamburger on a toasted bun garnished with a combination of mayonnaise, lettuce, onions, pickles and tomatoes. The basic menu of all Burger King restaurants consists of hamburgers, cheeseburgers, chicken and fish sandwiches, breakfast items, french fried potatoes, onion rings, salads, shakes, desserts, soft drinks, milk and coffee. In addition, promotional menu items are introduced periodically for limited periods. BKC continually seeks to develop new products as it endeavors to enhance the menu and service of Burger King restaurants.

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

Our Burger King restaurants consist of one of several building types with various seating capacities. BKC’s traditional freestanding restaurant contains approximately 2,800 to 3,200 square feet with seating capacity for 90 to 100 customers, has drive-thru service windows, and has adjacent parking areas. At December 31, 2003, 340 of our 351 Burger King restaurants were freestanding.

Pollo Tropical Restaurants

Pollo Tropical restaurants combine high quality, distinctive taste and an inviting tropical setting with the convenience and value pricing of quick-service restaurants. Pollo Tropical restaurants offer a unique selection of food items reflecting tropical and Caribbean influences and feature grilled fresh chicken marinated in a proprietary blend of tropical fruit juices and spices. Chicken is grilled in view of customers on large, custom, open-flame grills. Over time Pollo Tropical has broadened its selection by introducing additional menu items such as roast pork, a line of “TropiChops®” (a bowl containing rice, black beans, chicken or pork), a line of premium sandwiches and grilled ribs that feature a selection of barbeque sauces. We also feature an array of distinctive and popular side dishes, including black beans and rice, yucatan fries and sweet plantains, as well as more traditional menu items such as french fries, corn and tossed and caesar salads. We also offer uniquely Hispanic tropical desserts, such as flan and tres leches.

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

Our Pollo Tropical restaurants are generally open for lunch, dinner and late night orders seven days per week from 11:00 AM to midnight and offer sit-down dining, counter take-out and drive-thru service to accommodate the varied schedules of families, business people, students and other time-sensitive individuals. Our menu offers a variety of portion sizes to accommodate a single customer, family or large group. Pollo Tropical restaurants also offer an economical catering menu, with special prices and portions to serve parties in excess of 25 people.

Our Pollo Tropical restaurants typically provide seating for 80 to 100 customers and provide drive-thru service. All of our Pollo Tropical restaurants are freestanding buildings except for four locations contained within strip shopping centers and one street-level storefront location in an office building. Our typical freestanding Pollo Tropical restaurant ranges between 2,800 and 3,200 square feet in size.

Taco Cabana

Taco Cabana restaurants combine generous portions of fresh, premium quality Tex-Mex and traditional Mexican style food with the convenience and value pricing of quick-service restaurants. The restaurants provide interior, semi-enclosed and patio dining areas with a festive Mexican theme. Menu items include flame-grilled beef and chicken fajitas served on sizzling iron skillets, quesadillas, traditional Mexican and American breakfasts, other Tex-Mex dishes and fresh, hot flour tortillas. Most of the menu items offered at each of our Taco Cabana restaurants are prepared at each restaurant from fresh meat and produce ingredients delivered by suppliers to the restaurant, usually three times each week. Taco Cabana is committed to differentiating itself from other quick-casual competitors by utilizing fresh, high quality ingredients as well as preparing most items “from scratch”. In order to simplify operations and provide a more consistent product, Taco Cabana also uses a number of pre-prepared items.

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

Restaurant Economics

Burger King Restaurants

For the year ended December 31, 2003, our Burger King restaurants generated average sales of approximately $1,003,000 and average restaurant level EBITDA of approximately $161,000. Drive-thru sales contributed 61.8% of all restaurant sales. In all but 14 locations, which are primarily in malls, our Burger King restaurants have a drive-thru window. Percentages of total sales by day part were as follows for the year ended December 31, 2003:

Breakfast	14.6%
Lunch	33.4%
Dinner	26.9%
Late Afternoon & Late Night	Remainder

The average sales transaction was $4.47 in 2003.

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

Pollo Tropical Restaurants

For the year ended December 31, 2003, our Pollo Tropical restaurants generated average sales of approximately $1,838,000 and average restaurant level EBITDA of approximately $464,000. Pollo Tropical restaurant sales are well balanced by method of service and by day part. For 2003, drive-thru sales contributed 42.2% of restaurant sales and take-out sales accounted for 20.8% of total sales. Percentages of total sales by day part are as follows:

Lunch	45.9%
Dinner and Late Night	54.1%

The average sales transaction was $8.18 in 2003.

The cost of equipment, seating, signage and other interior costs of a standard new Pollo Tropical restaurant are approximately $350,000 (excluding the cost of the land, building, and site improvements). The cost of land generally ranges from $550,000 to $750,000. The cost of building and site improvements generally ranges from $650,000 to $800,000. We generally lease the real estate associated with our Pollo Tropical restaurants.

Taco Cabana Restaurants

For the year ended December 31, 2003, our Taco Cabana restaurants generated average restaurant sales of $1,523,000 and average restaurant level EBITDA of $293,000. Drive-thru sales contributed 46.6% of all restaurant sales.

The majority of our Taco Cabana restaurants are open 24 hours a day. Sales at the restaurants are balanced by day part. Percentages of total sales by day part are as follows:

Breakfast	15.8%
Lunch	22.7%
Dinner	25.3%
Late Night (9pm to Midnight)	14.5%
Other (2pm to 5pm and Midnight to 6am)	Remainder

The average sales transaction was $6.66 in 2003.

The cost of equipment, seating, signage and other interior costs of a standard new Taco Cabana restaurant total approximately $420,000 (excluding the cost of the land, building and site improvements). The cost of the land generally ranges from $650,000 to $800,000. The cost of building and site improvements generally ranges from $750,000 to $850,000. We generally lease the real estate associated with our Taco Cabana restaurants.

Restaurant Locations

The following table sets forth the locations of the 351 Burger King restaurants we operated at December 31, 2003:

State	Total Restaurants
Connecticut	1
Indiana	5
Kentucky	10
Maine	5
Massachusetts	1
Michigan	26
New Jersey	2
New York	145
North Carolina	40
Ohio	82
Pennsylvania	12
South Carolina	21
Vermont	1

Total	351

As of December 31, 2003, we owned and operated 60 Pollo Tropical restaurants, all located in Florida. In addition, of our 24 franchised Pollo Tropical restaurants, 19 are located in Puerto Rico; four are located in Ecuador and one in Miami.

As of December 31, 2003, we owned and operated 121 Taco Cabana restaurants and franchised nine Taco Cabana restaurants located in the following states:

	Owned	Franchised	Total
Texas	115	5	120
Oklahoma	6	—	6
New Mexico	—	2	2
Georgia	—	1	1
Indiana	—	1	1

Total	121	9	130

Operations

Management Structure

We conduct substantially all of our executive management, finance, marketing and operations support functions from our corporate headquarters in Syracuse, New York, our Pollo Tropical headquarters in Miami, Florida and our Taco Cabana headquarters in San Antonio, Texas. Our Burger King operations are overseen by four Regional Directors, three of whom are Vice Presidents, that have an average of 24 years of Burger King restaurant experience. Forty-five district supervisors that have an average of 19 years of restaurant management experience in the Burger King system support the Regional Directors. The management structure for Pollo Tropical consists of an Executive Vice President, who has over 30 years experience in the restaurant industry, and a Vice President of Operations supported by seven district supervisors. The management structure of Taco Cabana consists of an Executive Vice President of Operations, who has over 30 years of restaurant experience, and two Regional Vice Presidents supported by 17 district supervisors.

For each of our brands, a district supervisor is responsible for the direct oversight of the day-to-day operations of an average of approximately seven restaurants. Typically, district supervisors have previously served as restaurant managers at one of our restaurants. Both regional directors and district supervisors are compensated with a fixed salary plus an incentive bonus based upon the performance of the restaurants under their supervision. Typically, our restaurants are staffed with hourly employees who are supervised by a salaried manager and two or three salaried assistant managers.

Training

We maintain a comprehensive training and development program for all of our personnel and provide both classroom and in-restaurant training for our salaried and hourly personnel. The program emphasizes system-wide operating procedures, food preparation methods and customer service standards for each of the concepts. In addition, BKC’s training and development programs are also available to us, as a franchisee.

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

Our restaurant systems provide daily tracking and reporting of traffic counts, menu item sales, labor and food data, and other key operating information for each restaurant. We electronically communicate with our restaurants on a daily basis which enables us to collect this information for use in our corporate management systems. Our Corporate and divisional administrative headquarters house client/server-based systems that support all of our accounting, operating and reporting systems. We also operate a 24-hour, seven-day help desk at our corporate headquarters that enables us to provide systems and operational support to our restaurant operations as required. Among other things, our restaurant information systems provide us with the ability to:

•	monitor labor utilization and sales trends on a real-time basis at each restaurant enabling the store manager to effectively manage to established labor standards on a timely basis;

•	minimize shrinkage using restaurant-level inventory management and centralized standard costing systems;

•	analyze sales and product mix data to help restaurant management personnel forecast production levels;

•	monitor day-part drive-thru speed of service at each of our restaurants;

•	systematically communicate human resource and payroll data to our administrative offices for efficient centralized management of labor costing and payroll processing;

•	employ centralized control over price, menu and inventory management activities at the restaurant utilizing the remote access capabilities of our systems;

•	take advantage of electronic commerce including our ability to place orders with suppliers and to integrate detailed invoice, receiving and product data with our inventory and accounting systems; and

•	provide analyses, reporting and tools to enable all levels of management to review a wide-range of financial and operational data.

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

Site Selection

We believe that the location of our restaurants is a critical component of each restaurant’s success. We evaluate potential new sites on many critical criteria including accessibility, visibility, costs, surrounding traffic patterns, competition and demographic characteristics. Our senior management determines the acceptability of all acquisition prospects and new sites, based upon analyses prepared by our real estate and financial professionals and operations personnel.

Burger King Franchise Agreements

Each of our Burger King restaurants operates under a separate franchise agreement with Burger King Corporation. Our franchise agreements with BKC require, among other things, that all restaurants comply with specified design criteria and be operated in a prescribed manner, including utilization of the standard Burger King menu. Our franchise agreements with BKC generally provide for an initial term of 20 years and currently have an initial fee of $50,000. BKC may grant a successor franchise agreement (renewal) for an additional 20-year term, provided the restaurant meets the current BKC operating and image standards. The successor BKC franchise agreement fee is currently $50,000. BKC may not cancel or terminate our franchise agreements unless we are in default of the terms of the agreements. We are not in default under our franchise agreements with BKC.

In order to obtain a successor franchise agreement with BKC, a franchisee is typically required to make capital improvements to the restaurant to bring it up to BKC’s current design standards. The required capital improvements will vary widely depending upon the magnitude of the required changes and the degree to which we have made interim changes to the restaurant. We have three franchise agreements expiring in 2004, 24 franchise agreements expiring in 2005 and 17 franchise agreements expiring in 2006.

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

In addition to the initial franchise fee, we generally pay to BKC a monthly royalty of 3 1/2% of the gross revenues from our Burger King restaurants. We also contribute a minimum of 4% of restaurant sales from our Burger King restaurants to fund BKC’s national and regional advertising. BKC engages in substantial national and regional advertising and promotional activities and other efforts to maintain and enhance the Burger King brand. We supplement BKC’s marketing with local advertising and promotional campaigns. See “Business—Advertising and Promotion.”

Our franchise agreements with BKC do not give us exclusive rights to operate Burger King restaurants in any defined territory. Although we believe that BKC generally seeks to ensure that newly granted franchises do not materially adversely affect the operations of existing Burger King restaurants, there is no assurance that a franchise given by BKC to a third party will not adversely affect any single Burger King restaurant that we operate.

We are required to obtain BKC’s consent before we acquire existing Burger King restaurants or develop new Burger King restaurants. BKC also has the right of first refusal to purchase any Burger King restaurant that is being offered for sale by a franchisee. To date, BKC has approved all of our acquisitions of Burger King restaurants from other franchisees, except for two instances when it exercised its right of first refusal.

Franchise Fees and Early Successor Program

On July 1, 2000, BKC increased its royalty and franchise fees for most new restaurants. The franchise fee for new restaurants increased from $40,000 to $50,000 for a 20-year agreement and the royalty rate increased from 3 1/2% of sales to 4 1/2% of sales, after a transitional period. For franchise agreements entered into during the transitional period, the royalty rate is 4% of sales for the first 10 years of the agreement and 4 1/2% of sales for the balance of the term.

For new restaurants, the transitional period was from July 1, 2000 through June 30, 2003. As of July 1, 2003, the royalty rate became 4 1/2% of sales for the full term of new restaurant franchise agreements. As of July 1, 2001, existing restaurants that renewed their franchise agreements pay a royalty of 4 1/2% of sales for the full term of the renewed agreement. The advertising contribution remained at 4% of sales. The royalty rates for existing franchise agreements are not affected by these changes until the time of renewal.

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

For commitments made prior to July 1, 2000 to renew franchise agreements under BKC’s Fiscal 2000 Early Successor Incentive Program, the renewal franchise fee remained at $40,000. The royalty rate under this program remained at 3 1/2% through March 31, 2002, at which time it was reduced to 2 3/4% for the following five-year period. The royalty rate reverts back to 3 1/2% effective April 1, 2007 for the remainder of any of the initial franchise term, and then increases to 4 1/2% for the balance of the new agreement.

For commitments made between July 1, 2000 and June 30, 2001 to renew franchise agreements under BKC’s Fiscal 2001 Early Successor Incentive Program, the renewal franchise fee increased to $50,000. The royalty rate remained at 3 1/2% through September 30, 2002, at which time it was reduced to 3% for a three-year period. The royalty rate reverts back to 3 1/2% effective October 1, 2005 for the remainder of any of the initial franchise term, and then increases to 4 1/2% for the balance of the new agreement.

After evaluating the applicable royalty reductions and the acceleration of the required capital improvements, we elected to renew 48 franchise agreements under BKC’s Early Successor Incentive Programs. Our capital expenditures related to these renewals were substantially completed in 2002. Burger King royalties, as a percentage of restaurant sales, decreased to 3.4% in 2003 and 2002 from 3.5% in 2001 and are anticipated to be 3.4% in 2004 as a result of our renewals under these programs.

Transformation Initiatives

Over the past three years BKC has instituted initiatives to encourage and facilitate franchisees’ investment in certain upgrades to their restaurants. These transformation initiatives include the installation of new signage with the new Burger King logos, a new drive-thru equipment package, and where necessary, expenditures for painting, parking lot maintenance and landscaping. In addition, BKC defined enhancements to the kitchen including a new high-speed toaster, improved product holding units and a new self-loading broiler capable of cooking at different speeds and temperatures facilitating the preparation of a wider variety of menu items. By an amendment to our franchise agreements, we have committed:

•	to install the new signage in substantially all of our restaurants;

•	to “spruce up” our restaurants to the extent necessary, including painting, parking lot sealing/striping, and landscaping;

•	to install the new drive-thru package, which includes new menu boards, an order confirmation unit and an improved speaker system; and

•	to roll-out and install the new kitchen initiatives as approved and mandated by BKC which currently include improved toasting and holding equipment (Phase I initiatives) and a new broiler (Phase II initiatives).

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

We had completed all of the initiatives above, with the exception of signage and the Phase II kitchen initiatives, by the end of 2002. We are substantially complete with respect to the installation of new signage as of December 31, 2003. Total expenditures related to these activities over the past four years were $12.8 million. Phase II kitchen initiatives (installation of a new broiler) have not yet been mandated by BKC.

Pollo Tropical Franchise Operations

At December 31, 2003 Pollo Tropical had three franchisees operating a total of 24 Pollo Tropical restaurants located in Puerto Rico, Ecuador and Miami. While our existing franchisees may open new restaurants from time to time, we are not actively expanding our franchise operations at the present time.

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

Taco Cabana Franchise Operations

As of December 31, 2003, Taco Cabana had five franchisees operating a total of nine Taco Cabana restaurants. Taco Cabana did not enter into any new franchise agreements during 2003 and we are not actively expanding our franchise operations at the present time.

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

We believe that brand awareness for our Pollo Tropical restaurants is extremely high because of the concentration of our restaurants in the south Florida markets. The market concentration of Pollo Tropical restaurants allows us to maximize the effectiveness of our advertising efforts. Pollo Tropical advertises in both English and Spanish media throughout the year, including television, radio and print advertising. Pollo Tropical also has marketed at the individual restaurant level through unique promotional and public relations programs. Pollo Tropical spent approximately 3.6%, 3.6% and 3.7% of restaurant sales on advertising in 2003, 2002 and 2001, respectively. We anticipate our 2004 Pollo Tropical advertising expenditures to be near a comparable level, as a percentage of restaurant sales.

Taco Cabana utilizes an integrated, multi-level marketing approach that includes periodic chain-wide promotions, direct mail, in-store promotions, local store marketing and other strategies, including the use of radio and television advertising in its major markets. Combination value meals are also utilized as well as limited time offer menu item promotions. As a percentage of restaurant sales, Taco Cabana’s advertising expenditures were approximately 4.7% in 2003, 4.3% in 2002 and 5.1% in 2001. Advertising expenditures, as a percentage of restaurant sales, increased in 2003 from fiscal 2002 levels, as a percentage of restaurant sales, due to additional promotions in certain markets. We anticipate our Taco Cabana advertising expenditures to range from 4.3% to 4.5% of restaurant sales in 2004.

Supplies and Distribution

We are a member of a national purchasing cooperative created for the Burger King system known as Restaurant Services, Inc. Restaurant Services Inc. is a non-profit independent cooperative that acts as the purchasing agent for approved distributors to the Burger King system and serves to negotiate the lowest cost for the system. We use our purchasing power to negotiate directly with certain other vendors, to obtain favorable pricing and terms for supplying our restaurants.

For our Burger King restaurants, we are required to purchase all of our foodstuffs, paper goods and packaging materials from BKC-approved suppliers. We currently utilize four suppliers to supply our Burger King restaurants with the majority of their foodstuffs in various geographical areas. We may purchase non-food items such as kitchen utensils, equipment maintenance tools and other supplies from any suitable source provided that such items meet BKC product uniformity standards. All BKC-approved suppliers are required to purchase foodstuffs and supplies from BKC-approved manufacturers and purveyors. BKC is responsible for monitoring quality control and supervision of these manufacturers and conducts regular visits to observe the preparation of foodstuffs, and to run various tests to ensure that only high quality foodstuffs are sold to BKC-approved suppliers. In addition, BKC coordinates and supervises audits of approved suppliers and distributors to determine continuing product specification compliance and to ensure that manufacturing plant and distribution center standards are met.

For our Pollo Tropical and Taco Cabana restaurants, we have negotiated directly with local and national suppliers for the purchase of food and beverage products and supplies to ensure consistent quality and freshness and to obtain competitive prices. Pollo Tropical and Taco Cabana restaurants’ food and supplies are ordered from approved suppliers and are shipped directly to the restaurants. Both brands are responsible for monitoring quality control and supervision of these suppliers and conduct inspections to observe the preparation and quality of products purchased. For our Taco Cabana restaurants, SYGMA Network, Inc. (SYGMA) serves as the primary distributor of food and beverage products and supplies. SYGMA purchases, warehouses and distributes products for these restaurants under a distribution service agreement that expires on December 31, 2005. For our Pollo Tropical restaurants, Henry Lee, a division of Gordon Food Service, serves as the primary distributor of food and paper products under an agreement which expires on March 16, 2007.

If a significant disruption in service or supply by any of our suppliers were to occur, it could create disruptions in the operations of our restaurants, which could have a material adverse effect on us.

Quality Assurance

At each of our three concepts we focus our operations on achieving a high level of customer satisfaction with speed, order accuracy and quality of service that is closely monitored. Our senior management and restaurant management staffs are principally responsible for ensuring compliance with our operating policies, and with respect to our Burger King restaurants, BKC’s required operating procedures as well. We have uniform operating standards and specifications relating to the quality, preparation and selection of menu items, maintenance and cleanliness of the premises and employee conduct. In order to help maintain compliance with these operating standards and specifications, we distribute to our restaurant operations management team detailed reports measuring compliance with various customer service standards and objectives.

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

Trademarks

We have registered our principal Taco Cabana logo and design with the United States Patent and Trademark Office on the Principal Register as a service mark for our restaurant services. We also have secured or have applied for state and Federal registrations of several other advertising or promotional marks, including variations of our principal mark, and have applied for registrations in foreign countries of our principal mark and several other marks.

We have registered our principal trademarks for “Pollo Tropical®,” “TropiGrill®” and “TropiChops®” in the United States and presently have applications pending or registrations granted in various foreign countries in which we conduct business or may conduct business through our franchise system. In certain foreign countries, we have been involved in trademark opposition proceedings to defend our rights to register certain trademarks. We intend to protect both Taco Cabana and Pollo Tropical trademarks by appropriate legal action whenever necessary.

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

Competition

The quick-service and quick-casual restaurant industry segments are highly competitive with respect to price, service, location and food quality. In each of our markets, our restaurants compete with a large number of national and regional restaurant chains, as well as locally owned restaurants, offering low and medium-priced fare. Convenience stores, delicatessens and food counters in grocery stores, cafeterias and other purveyors of moderately priced and quickly prepared foods also compete with us.

We believe that:

•	product quality and taste;

•	brand recognition;

•	convenience of location;

•	speed of service;

•	menu variety;

•	price; and

•	ambiance

are the most important competitive factors in the quick-service and quick-casual restaurant industry segments and that our three concepts effectively compete in each category.

With respect to our Burger King restaurants, which are part of the quick-service hamburger segment, our largest competitors are McDonald’s and Wendy’s. According to publicly available information, as of December 31, 2003, McDonald’s U.S. operations comprised approximately 13,700 restaurants and had U.S. systemwide sales for the year ended December 31, 2003 of approximately $22.1 billion. As of December 31, 2002, Wendy’s U.S. operations comprised 5,549 restaurants and had total U.S. systemwide sales for the year ended December 31, 2002 of $7.0 billion.

In addition to quick-service hamburger restaurant chains as well as other types of quick-service and quick-casual restaurants, Pollo Tropical’s competitors include national and regional chicken-based concepts, such as Boston Market and KFC, and regional grilled chicken concepts.

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

Employees

At December 31, 2003, we employed approximately 15,900 persons of whom approximately 400 were administrative personnel and 15,500 were restaurant operating personnel. None of our employees are covered by collective bargaining agreements. We believe that our relations with our employees are good.

ITEM 2. PROPERTIES

At December 31, 2003 we owned or leased the following restaurant properties:

	Owned Land; Owned Building	Leased Land; Owned Building	Leased Land; Leased Building(a)	Total
Restaurants—operating	25	65	442	532
Restaurants under construction	1	2	—	3
Excess properties:
Leased to others	—	—	3	3
Available for sale or lease	2	2	—	4

Total restaurant properties	28	69	445	542

(a)	Includes 15 restaurants located in mall shopping centers.

As of December 31, 2003 we leased 95% of our Burger King restaurant locations, all of our Pollo Tropical restaurant locations and 94% of our Taco Cabana restaurant locations. We typically enter into leases (including options to renew) from 20 to 40 years. The average remaining term for all leases, excluding options, is approximately 20 years. Generally, we have been able to renew leases, upon or prior to their expiration, at the prevailing market rates.

Most of our Burger King restaurant leases are coterminous with the related franchise agreements. We believe that we generally will be able to renew, at commercially reasonable rates, the leases whose terms expire prior to the expiration of that location’s Burger King franchise agreement.

Most leases require us, as lessee, to pay utility and water charges and real estate taxes. Certain leases also require contingent rentals based upon a percentage of gross sales that exceed specified minimums. In some of our mall locations, we are also required to pay certain other charges such as a pro rata share of the mall’s common area maintenance costs, insurance and security costs.

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

ITEM 3. LEGAL PROCEEDINGS

On November 16, 1998, the Equal Employment Opportunity Commission (“EEOC”) filed suit in the United States District Court for the Northern District of New York (the “Court”), under Title VII of the Civil Rights Act of 1964, as amended, against the Company. The complaint alleges that the Company has engaged in a pattern and practice of unlawful discrimination, harassment and retaliation against former and current female employees of the Company over the course of many years. At present, the EEOC has identified approximately 450 individuals it believes represent the class of claimants. The EEOC is seeking monetary and injunctive relief from the Company.

On January 15, 2004, we filed a renewed Motion for Summary Judgment (the “Motion”). The Court held oral argument on the Motion on March 12, 2004 and has taken the Motion under submission. It is not possible to predict whether we will prevail on the Motion, which subject to possible appeals by the EEOC would effectively end the case. If we do not prevail on the Motion, the case will proceed to trial. It is too early to make an evaluation of the likelihood of an unfavorable outcome or estimate of the amount or range of potential loss. Consequently, it is not possible to predict what adverse impact, if any, this case could have on our financial condition or results of operations and cash flows. We intend to continue to contest the case vigorously and believe it is without merit.

We are a party to various other litigation matters incidental to the conduct of our business. We do not believe that the outcome of any of these matters will have a material adverse effect on our financial condition or results of operations and cash flows.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

There is no established trading market for our capital stock. Carrols Holdings owns 10 shares of our common stock (representing 100% of our capital stock).

There were no cash dividends paid during fiscal 2003 and 2002. We have no present intention to declare or pay any cash dividends on shares in the foreseeable future. Certain restrictive covenants contained in agreements governing our long-term indebtedness currently limit our ability to make dividend payments and certain other payments.

ITEM 6. SELECTED FINANCIAL DATA

We have restated our financial statements including applicable footnotes for periods ended prior to December 31, 2003 to report real estate transactions for 86 restaurants consummated during 1991 to 2000 as financing transactions under SFAS No. 98 “Accounting for Leases” rather than as sale/leaseback transactions as previously reported. The impact of the restatement is to record on our balance sheets the property and equipment of the restaurants subject to these transactions and record the proceeds from these transactions, (including the gains previously deferred) as a form of debt financing. The restatement also impacted our operating results by increasing the depreciation expense for the property and equipment subject to these transactions and recharacterizing the lease payments previously reported as rent expense for these restaurants as principal repayments and interest expense. There was no impact on sale/leaseback transactions that were consummated in 2002 and 2003.

As a result of the restatement, we were in default related to certain required financial leverage ratios and other covenants under our senior secured credit facility. We have obtained a waiver from our senior secured lenders of any prior non-compliance and defaults resulting from the restatement. In addition, our senior secured credit facility has been amended to exclude all adjustments resulting from this restatement on our financial covenant requirements and to treat on a prospective basis the specified leases as if no restatement or recharacterization has occurred.

The restatement discussed above was due to lease provisions in certain of our sale/leaseback transactions, which in our opinion have minimal commercial impact upon the relevant terms of the lease. We may amend these leases in the future to address these provisions and to qualify them for treatment as operating leases as originally intended. However, no such assurances can be made as to when or whether any or all of such leases will be amended.

The following summary of selected financial information has been revised to reflect this restatement. See Note 2 to the Consolidated Financial Statements for the restatement adjustments for the years ended 2001 and 2002.

Our acquisition of Taco Cabana was completed in December 2000 and, as a result, our audited financial statements as of and for the year ended December 31, 2000 include the results of operations for Taco Cabana since December 20, 2000. The following restated selected financial information should be read in conjunction with our restated Consolidated Financial Statements and accompanying Notes as of December 31, 2003 and 2002 and for the fiscal years ended December 31, 2003, 2002 and 2001 in Item 15 and Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7.

	Year Ended December 31,
	Restated 1999(1)	Restated 2000(1)	Restated 2001	Restated 2002	2003
	(Dollars in thousands)
Statement of Operations Data:
Restaurant sales	$455,440	$465,862	$654,710	$655,545	$643,579
Franchise royalty revenues and fees	1,039	1,039	1,579	1,482	1,406

Total revenues	456,479	466,901	656,289	657,027	644,985

Costs and expenses:
Cost of sales	137,279	132,646	189,947	183,976	181,182
Restaurant wages and related expenses	134,125	135,787	192,918	196,258	194,315
Restaurant rent expense	24,267	24,187	31,207	30,494	31,383
Other restaurant operating expenses	59,716	61,500	86,435	87,335	89,880
Advertising expense	20,618	20,554	28,830	28,041	27,351
General and administrative	23,102	26,403	35,393	36,610	37,123
Depreciation and amortization	26,499	31,815	47,966	44,051	47,253
Other expense (income) (2)	—	(1,365)	8,841	—	—

Total operating expenses	425,606	431,527	621,537	606,765	608,487

Income from operations	30,873	35,374	34,752	50,262	36,498
Interest expense	26,844	28,696	40,552	34,955	32,363
Loss on extinguishment of debt	1,825	575	—	—	—

Income (loss) before income taxes	2,204	6,103	(5,800)	15,307	4,135
Provision for income taxes	2,342	3,407	274	5,593	1,767

Net income (loss)	$(138)	$2,696	$(6,074)	$9,714	$2,368

	Year Ended December 31,
	Restated 1999(1)	Restated 2000(1)	Restated 2001	Restated 2002	2003
	(Dollars in thousands)
Balance Sheet Data (At Period End):
Total assets	$373,978	$558,971	$552,111	$547,388	$486,874
Working capital deficiency	(22,835)	(24,476)	(34,967)	(34,975)	(40,857)

Senior and senior subordinated debt	251,100	365,600	368,500	357,300	294,100
Capital leases and other debt	2,394	5,538	5,144	3,045	1,732
Financing obligations	60,887	90,004	88,471	86,702	84,685

Total debt	314,381	461,142	462,115	447,047	380,517
Stockholder’s equity	12,266	14,962	8,888	18,602	20,970

Other Financial Data:
EBITDA (3)	$57,372	$65,824	$89,771	$94,313	$83,751
Adjusted EBITDA (4)	57,372	65,824	91,559	94,313	83,751
Adjusted EBITDA margin	12.6%	14.1%	14.0%	14.4%	13.0%
Cash provided from operating activities	$39,076	$50,862	$47,968	$55,965	$48,239
Cash used for investing activities	(48,935)	(190,818)	(49,156)	(55,071)	(29,472)
Cash provided from (used for) financing activities	4,983	140,767	881	(761)	(18,891)
Capital expenditures, excluding acquisitions	45,332	36,157	47,575	54,155	30,244

Operating Statistics:
Total number of restaurants	397	521	532	529	532

Burger King:
Number of restaurants (at end of period)	352	355	359	355	351
Average number of restaurants	344.3	352.1	353.3	355.6	352.2
Average annual sales per restaurant	$1,082	$1,055	$1,078	$1,069	$1,003
Percentage change in comparable restaurant sales (5)	(2.5)%	(2.5)%	1.3%	(1.3)%	(7.2)%

Pollo Tropical:
Number of restaurants (at end of period)	45	49	53	58	60
Average number of restaurants	41.8	45.6	50.4	55.6	59.4
Average annual sales per restaurant	$1,980	$1,951	$1,913	$1,807	$1,838
Percentage change in comparable restaurant sales (5)	0.7%	1.7%	(0.3)%	(4.2)%	2.3%

Taco Cabana (6):
Number of restaurants (at end of period)	109	117	120	116	121
Average number of restaurants	106.0	112.8	120.3	114.6	118.9
Average annual sales per restaurant	$1,487	$1,510	$1,475	$1,527	$1,523
Percentage change in comparable restaurant sales (5)	5.5%	3.4%	1.6%	(0.2)%	(3.0)%

(1)	The restatement adjustments affecting fiscal years 1999, 2000 and the balance sheet and other financial data for 2001 are set forth in the following table (in thousands):

	Year ended December 31,
	1999		2000		2001
	As Previously Reported	As Restated	As Previously Reported	As Restated	As Reported	As Restated
Statement of Operations Data:
Restaurant rent expense	$29,377	$24,267	$30,095	$24,187
Depreciation and amortization	23,898	26,499	28,856	31,815
Total operating expenses	428,115	425,606	434,476	431,527

Income from operations	28,364	30,873	32,425	35,374
Interest expense	22,386	26,844	23,666	28,696

Income before income taxes	4,153	2,204	8,184	6,103
Provision for income taxes	3,100	2,342	4,216	3,407
Net income (loss)	1,053	(138)	3,968	2,696

Balance Sheet Data:
Total assets	$320,027	$373,978	$476,912	$558,971	$473,434	$552,111
Working capital deficiency	(21,696)	(22,835)	(25,943)	(24,476)	(33,198)	(34,967)
Financing obligations	—	60,887	—	90,004	—	88,471
Total debt	253,494	314,381	371,138	461,142	373,644	462,115
Stockholder's equity	15,051	12,266	19,019	14,962	15,055	8,888

Other Financial Data:
EBITDA	$52,262	$57,372	$59,916	$65,824	$80,936	$89,771
Adjusted EBITDA	52,262	57,372	59,916	65,824	82,724	91,559
Adjusted EBITDA margin	11.4%	12.6%	12.8%	14.1%	12.6%	14.0%
Cash provided from operating activities	$38,173	$39,076	$49,720	$50,862	$46,435	$47,968
Cash provided from financing activities	5,886	4,983	141,919	140,767	2,414	881

The restatement adjustments affecting fiscal years 1999, 2000 and 2001 are to record on our balance sheets the property and equipment of the restaurants subject to these transactions and record the proceeds from these transactions, (including the gains previously deferred) as a form of debt financing. The restatement also impacted our operating results by increasing the depreciation expense for the property and equipment subject to these transactions and recharacterizing the lease payments previously reported as rent expense for these restaurants as principal repayments and interest expense. The cumulative effect of these adjustments affecting periods prior to fiscal 1999 are reflected as an increase of $1,594 to our accumulated deficit at December 31, 1998.

(2)	Other income in 2000 was from the recognition of previously deferred contractual payments received from Ameriserve Food Distribution, Inc., which were recognized upon termination of the related supply agreement in 2000. Other expense in 2001 resulted from the closure of seven Taco Cabana restaurants in the Phoenix, Arizona market and the discontinuance of restaurant development in that market. See Note 8 to the Consolidated Financial Statements in Item 15.

(3)	EBITDA is defined as income before interest, income taxes, depreciation and amortization, loss on extinguishment of debt and non-cash other income and expense. EBITDA is presented because we believe it is a useful financial indicator for measuring a company’s ability to service and/or incur indebtedness. However, EBITDA should not be considered as an alternative to net income as a measure of operating results or to cash flows as a measure of liquidity in accordance with generally accepted accounting principles.

(4)	Adjusted EBITDA is defined as EBITDA plus other expense of $1,788,000 in 2001 related to the closure of seven Taco Cabana restaurants. See Reconciliation of Non-GAAP Financial Measures on page 32.

(5)	The percentage change in comparable restaurant sales is calculated using only those restaurants that have been open since the beginning of the earliest period being compared. (12 months in the case of Burger King and 18 months for Pollo Tropical and Taco Cabana.)

(6)	Taco Cabana was acquired in December 2000. Average restaurants, average sales and comparable sales data for periods prior to the respective acquisition are presented for informational purposes only.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Restatement

The Company has restated its financial statements including applicable footnotes for periods ended prior to December 31, 2003 to report real estate transactions for 86 restaurants consummated during 1991 to 2000 as financing transactions under SFAS No. 98 “Accounting for Leases” rather than as sale/leaseback transactions as previously reported. The impact of the restatement is to record on our balance sheets the property and equipment of the restaurants subject to these transactions and record the proceeds from these transactions, (including the gains previously deferred) as a form of debt financing. The restatement also impacted our operating results by increasing the depreciation expense for the property and equipment subject to these transactions and recharacterizing the lease payments previously reported as rent expense for these restaurants as principal repayments and interest expense. There was no impact on sale/leaseback transactions that were consummated in 2002 and 2003.

As a result of the restatement, we were in default related to certain required financial leverage ratios and other covenants under our senior secured credit facility. We have obtained a waiver from our senior secured lenders of any prior non-compliance and defaults resulting from the restatement. In addition, our senior secured credit facility has been amended to exclude all adjustments resulting from this restatement on our financial covenant requirements and to treat on a prospective basis the specified leases as if no restatement or recharacterization has occurred.

The restatement discussed above was due to lease provisions in certain of our sale/leaseback transactions, which in our opinion have minimal commercial impact upon the relevant terms of the lease. We may amend these leases in the future to address these provisions and to qualify them for treatment as operating leases as originally intended. However, no assurances can be made as to when or whether any or all of such leases will be amended.

See Note 2 to the Consolidated Financial Statements for a complete discussion of the restatement. All previously reported amounts that appear in our Management’s Discussion and Analysis of Financial Condition and Results of Operation below have also been restated to report the revised amounts.

Overview

We are one of the largest restaurant companies in the U.S. operating 532 restaurants in 16 states as of December 31, 2003. We operate three restaurant concepts that provide balance in terms of our revenues and diversification with regard to restaurant concept as well as the geographic location of our restaurants. We are the largest Burger King® franchisee in the world and have operated Burger King restaurants since 1976. We also own and operate two regional Hispanic restaurant companies: Taco Cabana and Pollo Tropical. At December 31, 2003, we operated 351 Burger King restaurants located in 13 Northeastern, Midwestern and Southeastern states. Our Burger King restaurant sales were $353.3 million in 2003, or 55% of our total revenues. Our Hispanic restaurant brands collectively operate or franchise more than 200 restaurants and comprised 45% of our 2003 total revenues.

In 1998 we acquired Pollo Tropical Inc., a restaurant chain featuring grilled marinated chicken and authentic “made from scratch” side dishes, for a cash purchase price of approximately $95 million. Since the acquisition, we have expanded this concept by over 65% by opening 24 new Pollo Tropical restaurants. At December 31, 2003, we operated 60 company owned Pollo Tropical restaurants in Florida and franchised 24 Pollo Tropical restaurants, 19 of which are in Puerto Rico. Total Pollo Tropical revenues from company-operated restaurants were $109.2 million in 2003.

In December 2000 we acquired Taco Cabana Inc., a restaurant chain featuring Mexican style food including flame-grilled beef and chicken fajitas, quesadillas, and fresh flour tortillas, for a total purchase price of approximately $155 million. At December 31, 2003 we operated 121 company owned Taco Cabana restaurants located in Texas and Oklahoma and franchised nine Taco Cabana restaurants. Since the acquisition we have opened 21 new Taco Cabana restaurants and have closed 15 restaurants, including seven restaurants in the Phoenix, Arizona market. Total Taco Cabana revenues from company-operated restaurants were $181.1 million in 2003.

We use a 52-53 week fiscal year ending on the Sunday closest to December 31. All references herein to the fiscal years ended December 30, 2001, December 29, 2002 and December 28, 2003 will be referred to as the fiscal years ended December 31, 2001, 2002 and 2003, respectively. The fiscal years ended December 31, 2003, 2002 and 2001 each contain 52 weeks.

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

We must evaluate our recorded intangible assets for impairment under Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets”, on an ongoing basis. We have elected to conduct our annual impairment review of goodwill and other intangible assets at December 31. Our review at December 31, 2003 indicated there has been no impairment as of that date. This annual evaluation requires us to make estimates and assumptions regarding the fair value of our reporting units. These estimates may differ from actual future events.

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

In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities”, an interpretation of Accounting Research Bulletin (“ARB”) No. 51 (“FIN 46”). FIN 46 is intended to clarify the application of the majority voting interest requirement of ARB No. 51, “Consolidated Financial Statements”, to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The controlling financial interest may be achieved through arrangements that do not involve voting interests. A company that holds variable interests in an entity will need to consolidate the variable interest entity (“VIE”) if the company’s interest in the VIE is such that the company will absorb a majority of the VIE’s expected losses and/or receive a majority of the entity’s expected residual returns, if they occur. FIN 46 also requires additional disclosures by primary beneficiaries and other significant variable interest holders. FIN 46 may be applied prospectively with a cumulative-effect adjustment as of the date on which it is first applied or by restating previously issued financial statements for one or more years with a cumulative-effect adjustment as of the beginning of the first year restated. FIN 46 is effective immediately to a VIE created or obtained after January 31, 2003. FIN 46, as amended, became effective for variable interests in a VIE created before February 1, 2003 at December 31, 2003.

FIN 46 has been subsequently modified, clarified and replaced by the issuance of FIN 46R on December 23, 2003. Relative to FIN 46, FIN 46R a) essentially excludes operating businesses from its provisions subject to four conditions, b) states the provisions of FIN 46R are not required to be applied if a company is unable, subject to making an exhaustive effort, to obtain the necessary information, c) includes new definitions and examples of what variable interests are, d) clarifies and changes the definition of a variable interest entity, and e) clarifies and changes the definition and treatment of de facto agents, as that term is defined in FIN 46 and FIN 46R. FIN 46R was issued December 23, 2003 and, for the Company, is effective no later than the end of the first quarter of 2005. The Company is currently reviewing the new provisions of FIN 46R.

In December 2003, the FASB issued SFAS 132R, a revision of SFAS 132, Employers Disclosures about Pensions and Other Postretirement Benefits, an amendment of FASB Statements 87, 88 and 106. SFAS 132R revises employers’ disclosures about pension plans and other postretirement benefit plans. It does not change the measurement or recognition of obligations for those plans. SFAS 132R requires additional separate disclosures about the assets, obligations, cash flows and net periodic benefit cost of defined benefit pension plans and other postretirement benefit plans. The new disclosures are required for our 2003 fiscal year. The expanded disclosures are required on an interim basis as well and will be first required in our first quarter 2004 interim financial statements.

Results of Operations

The following table sets forth, for fiscal years 2003, 2002 and 2001, selected restated operating results of Carrols as a percentage of total restaurant sales:

	Year Ended December 31,
	2003	Restated 2002	Restated 2001
Restaurant sales:
Burger King	54.9%	58.0%	60.5%
Pollo Tropical	17.0%	15.3%	13.9%
Taco Cabana	28.1%	26.7%	25.6%

Total restaurant sales	100.0%	100.0%	100.0%
Costs and expenses:
Cost of sales	28.2%	28.1%	29.0%
Restaurant wages and related expenses	30.2%	29.9%	29.5%
Restaurant rent expense	4.9%	4.7%	4.8%
Other restaurant expenses including advertising	18.2%	17.6%	17.6%
General and administrative	5.8%	5.6%	5.4%
Depreciation and amortization	7.3%	6.7%	7.3%
Other expense	—	—	1.4%

Income from restaurant operations	5.5%	7.4%	5.1%

Fiscal 2003 Compared to Fiscal 2002

In 2003 we opened two new Burger King restaurants, two new Pollo Tropical restaurants and eight new Taco Cabana restaurants. We also closed six Burger King restaurants, including one location where we sold the restaurant property, and closed three Taco Cabana restaurants, including one restaurant temporarily closed due to a fire.

Restaurant Sales - Total restaurant sales for 2003 decreased 1.8% to $643.6 million from $655.6 million in 2002. Burger King restaurant sales decreased 7.1% to $353.3 million in 2003 from $380.1 million in 2002 due to a sales decline at our comparable Burger King restaurants of 7.2% for 2003. This decline in Burger King restaurant sales was due primarily to competitive conditions within the industry combined with unsuccessful system-wide marketing and new product initiatives in 2003. Pollo Tropical restaurant sales increased $8.8 million, or 8.7%, to $109.2 million in 2003 due primarily to the opening of seven new restaurants since the beginning of 2002 and a sales increase of 2.3% at our comparable Pollo Tropical restaurants in 2003. Taco Cabana restaurant sales increased 3.5% to $181.1 million in 2003 from $175.0 million in 2002 due to the opening of fourteen restaurants since the beginning of 2002 partially offset by a sales decrease at our comparable Taco Cabana restaurants of 3.0% in 2003 and the closure of three Taco Cabana restaurants in 2003.

Operating Costs and Expenses - Cost of sales (food and paper costs), as a percentage of total restaurant sales, increased slightly to 28.2% in 2003 from 28.1% in 2002. Burger King cost of sales, as a percentage of Burger King restaurant sales, decreased slightly to 26.7% in 2003 from 26.8% in 2002 due to higher vendor rebates, improvements in restaurant food cost controls and the effects of modest menu price increases in the fourth quarter of 2002, partially offset by higher beef commodity prices in the fourth quarter of 2003. Pollo Tropical cost of sales, as a percentage of Pollo Tropical restaurant sales, decreased to 30.5% in 2003 from 30.7% in 2002 due to lower chicken commodity prices in 2003, higher vendor rebates and improvements in restaurant food cost controls, partially offset by lower gross margins on new menu items introduced during the last eighteen months. Taco Cabana cost of sales, as a percentage of Taco Cabana restaurant sales, increased to 29.6% in 2003 from 29.3% in 2002 due to higher cheese commodity prices and lower gross margins on 2003 promotional menu items, partially offset by lower beef commodity prices in 2003 contracted in the first quarter of 2003.

Restaurant wages and related expenses, as a percentage of total restaurant sales, increased to 30.2% in 2003 from 29.9% in 2002. Burger King restaurant wages and related expenses, as a percentage of Burger King restaurant sales, increased to 32.3% in 2003 from 31.2% in 2002 due to the effect of lower restaurant sales volumes on fixed labor costs and higher medical and workers compensation costs partially offset by restaurant productive labor efficiencies. Pollo Tropical restaurant wages and related expenses, as a percentage of Pollo Tropical restaurant sales, decreased to 25.7% in 2003 from 26.4% in 2002 due to restaurant productive labor efficiencies in the second half of 2003 and the effect of comparable restaurant sales increases on fixed labor costs, offset in part by higher medical insurance costs. Taco Cabana restaurant wages and related expenses, as a percentage of Taco Cabana restaurant sales, decreased slightly to 29.0% in 2003 from 29.1% in 2002 due to restaurant labor efficiencies in 2003 and reductions in restaurant productive labor rates substantially offset by the effect of lower comparable restaurant sales volumes on fixed labor costs.

Other restaurant operating expenses (which includes advertising), as a percentage of total restaurant sales, increased to 18.2% in 2003 from 17.6% in 2002. Burger King other restaurant operating expenses, as a percentage of Burger King restaurant sales, increased to 19.1% in 2003 from 18.7% in 2002 due to higher utility costs from increases in natural gas prices and the effect of lower comparable restaurant sales volumes on fixed costs. These factors were partially offset by lower discretionary restaurant operating expenditures. Pollo Tropical other restaurant operating expenses, as a percentage of Pollo Tropical restaurant sales, increased to 15.5% in 2003 from 14.7% in 2002 due primarily to higher utility costs. Taco Cabana other restaurant operating expenses, as a percentage of Taco Cabana restaurant sales, increased to 18.3% in 2003 from 16.7% in 2002 due primarily to higher utility costs and higher advertising costs.

Restaurant rent expense, as a percentage of total restaurant sales, increased to 4.9% in 2003 from 4.7% in 2002 due to an increase in the number of new Pollo Tropical and Taco Cabana restaurants opened in 2002 and 2003 utilizing leased properties.

General and administrative expenses increased $0.5 million to $37.1 million in 2003 from $36.6 million in 2002. As a percentage of total restaurant sales, general and administrative expenses increased to 5.8% in 2003 from 5.6% in 2002.

Adjusted EBITDA - Earnings before interest, income taxes, depreciation and amortization, loss on extinguishment of debt and other income and expense (“Adjusted EBITDA”) decreased to $83.8 million in 2003 from $94.3 million in 2002. As a percentage of total revenues, Adjusted EBITDA margins decreased to 13.0% in 2003 from 14.4% in 2002 as a result of the factors discussed above. See Reconciliation of Non-GAAP Financial Measures on page 32.

Depreciation and Amortization - Depreciation and amortization increased $3.2 million in 2003 from 2002 due primarily to impairment charges of $.7 million related to property and equipment for certain of our Burger King restaurants and impairment charges of $3.4 million related to property and equipment for certain of our Taco Cabana restaurants.

Interest Expense - Interest expense decreased $2.6 million to $32.4 million in 2003 from $35.0 million in 2002 due primarily to lower average debt balances in 2003, resulting primarily from the use of the net proceeds from our sale/leaseback transactions in 2003 to reduce debt under our senior credit facility and, to a much lesser extent, lower effective interest rates on our floating rate debt. The average effective interest rate on all debt was 7.2% for 2003 compared to 7.3% in 2002.

Income Taxes - The provision for income taxes for 2003 was derived using an estimated effective income tax rate for 2003 of 42.7%. This rate is higher than the Federal statutory tax rate of 34% due primarily to state franchise taxes, foreign taxes and non-deductible amortization of certain franchise rights.

Net Income - As a result of the foregoing, net income was $2.4 million in 2003 compared to $9.7 million in 2002.

Fiscal 2002 Compared to Fiscal 2001

In 2002 we opened ten new Burger King restaurants, five new Pollo Tropical restaurants and six new Taco Cabana restaurants. We also closed 14 Burger King restaurants, including five restaurants that were relocated to new locations, and ten underperforming Taco Cabana restaurants, six of which were in the Phoenix, Arizona market.

Restaurant Sales - Total revenues increased to $657.0 million in 2002 from $656.3 million in 2001; total restaurant sales for 2002 were $655.5 million compared to $654.7 million in 2001. Burger King restaurant sales decreased slightly to $380.1 million in 2002 from $380.9 million in 2001 due to a sales decrease at our comparable Burger King restaurants of 1.3%. Pollo Tropical restaurant sales increased $4.0 million, or 4.2%, to $100.4 million in 2002 due to the opening of nine additional restaurants in 2002 and 2001. Sales at our comparable Pollo Tropical restaurants in 2002, however, declined 4.2% due primarily to the economic effects of reduced tourism in our Florida markets since the September 11 attacks. Taco Cabana restaurant sales decreased to $175.0 million in 2002 from $177.4 million in 2001 due to the closing of our Phoenix, Arizona restaurants. Sales at our comparable Taco Cabana restaurants decreased 0.2% in 2002.

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

Restaurant wages and related expenses, as a percentage of total restaurant sales, increased to 29.9% in 2002 from 29.5% in 2001. Burger King restaurant wages and related expenses, as a percentage of Burger King restaurant sales, increased to 31.2% in 2002 from 30.7% in 2001 due to the effect of lower sales volumes on fixed labor costs and higher state unemployment tax rates offset, in part, by menu price increases in 2001. Pollo Tropical restaurant wages and related expenses, as a percentage of Pollo Tropical restaurant sales, increased to 26.4% in 2002 from 24.8% in 2001 due to the effect of lower sales volumes on fixed labor costs and higher workers compensation and medical insurance costs. Taco Cabana restaurant wages and related expenses, as a percentage of Taco Cabana restaurant sales, were 29.2% in 2002 and 2001.

Other restaurant operating expenses (which includes advertising) as a percentage of total restaurant sales, was 17.6% in both 2002 and 2001. Burger King other restaurant operating expenses, as a percentage of Burger King restaurant sales, increased slightly to 18.7% in 2002 from 18.6% in 2001 due to an increase in local advertising expenditures. Pollo Tropical other restaurant operating expenses, as a percentage of Pollo Tropical restaurant sales, increased to 14.7% in 2002 from 13.7% in 2001. This increase was due to the effect of lower comparable restaurant sales volumes in 2002 on fixed costs, higher maintenance expenses to enhance our restaurants in 2002 and an insurance gain of $0.4 million in 2001, partially offset by lower utility costs in 2002. Taco Cabana other restaurant operating expenses, as a percentage of Taco Cabana restaurant sales, decreased to 16.7% in 2002 from 17.7% in 2001 due primarily to lower utility and advertising costs, offset in part by higher maintenance expenses in 2002 to enhance our restaurants.

Restaurant rent expense, as a percentage of total restaurant sales, decreased slightly to 4.7% in 2002 from 4.8% in 2001.

General and administrative expenses increased $1.2 million in 2002 compared to 2001 due primarily to higher administrative bonus levels in 2002. As a percentage of total restaurant sales, general and administrative expenses increased to 5.6% in 2002 from 5.4% in 2001.

Adjusted EBITDA - Earnings before interest, income taxes, depreciation and amortization, loss on extinguishment of debt and other income and expense (“Adjusted EBITDA”) increased 3.0% to $94.3 million in 2002 from $91.6 million in 2001. As a percentage of total revenues, Adjusted EBITDA margins increased to 14.4% in 2002 compared to 14.0% in 2001 as a result of the factors discussed above. See Reconciliation of Non-GAAP Financial Measures on page 32.

Depreciation and Amortization - Depreciation and amortization in 2002 was $44.1 million, a decrease of $3.9 million compared to 2001 due to the elimination of goodwill amortization under SFAS 142 beginning January 1, 2002. Goodwill amortization was $5.0 million in 2001. This decrease was partially offset by additional depreciation resulting from our capital expenditures, including restaurant acquisitions, of $103.3 million since the beginning of 2001.

Interest Expense - Interest expense decreased $5.6 million to $35.0 million in 2002 from $40.6 million in 2001 due primarily to lower interest rates on our floating rate debt, and to a lesser extent, lower average debt balances in 2002. The average effective interest rate on all debt was 7.3% for 2002 compared to 8.5% for 2001.

Income Taxes - The provision for income taxes for 2002 was derived using an effective income tax rate of 36.5%. This rate is higher than the Federal statutory tax rate of 34% due to state and foreign taxes and the non-deductible amortization of certain franchise rights.

Net Income - As a result of the foregoing, net income was $9.7 million in 2002 compared to a net loss of $6.1 million in 2001. Net income in 2001 included a non-recurring pre-tax charge of $8.8 million related to the closing of seven Taco Cabana restaurants in the Phoenix, Arizona market.

Reconciliation of Non-GAAP Financial Measures (as restated)

Restaurant level EBITDA and Adjusted EBITDA are presented because we believe they are useful financial indicators for measuring the ability to service and/or incur indebtedness. However, they should not be considered as an alternative to net income as a measure of operating results or to cash flows as a measure of liquidity in accordance with generally accepted accounting principles. A reconciliation of Restaurant level EBITDA and Adjusted EBITDA for each of our concepts to net income (loss) for each of the last five years is presented below:

Year Ended December 31, 1999 (as restated):		Burger King	Pollo Tropical	Consolidated
Restaurant level EBITDA		$57,145	$22,290	$79,435
Less (Add): Franchise royalty revenues and fees		—	(1,039)	(1,039)
General and administrative expense		18,286	4,816	23,102

Adjusted EBITDA		$38,859	$18,513	57,372

Less: Depreciation and amortization expense				26,499
Interest expense				26,844
Provision for income taxes				2,342
Loss on extinguishment of debt				1,825

Net loss				$(138)

Year Ended December 31, 2000 (as restated):	Burger King	Pollo Tropical	Taco Cabana(1)	Consolidated
Restaurant level EBITDA	$64,750	$25,197	$1,241	$91,188
Less (Add): Franchise royalty revenues and fees	—	(1,028)	(11)	(1,039)
General and administrative expense	20,764	5,262	377	26,403

Adjusted EBITDA	$43,986	$20,963	$875	65,824

Less (Add): Other income				(1,365	)(2)
Depreciation and amortization expense				31,815
Interest expense				28,696
Provision for income taxes				3,407
Loss on extinguishment of debt				575

Net income				$2,696

Year Ended December 31, 2001 (as restated):	Burger King	Pollo Tropical	Taco Cabana	Consolidated
Restaurant level EBITDA	$63,801	$26,026	$35,546	$125,373
Less (Add): Franchise royalty revenues and fees	—	(1,174)	(405)	(1,579)
General and administrative expense	20,582	5,115	9,696	35,393

Adjusted EBITDA	$43,219	$22,085	$26,255	91,559

Less: Other expense				8,841	(3)
Depreciation and amortization expense				47,966
Interest expense				40,552
Provision for income taxes				274

Net loss				$(6,074)

Year Ended December 31, 2002 (as restated):	Burger King	Pollo Tropical	Taco Cabana	Consolidated
Restaurant level EBITDA	$65,980	$26,375	$37,086	$129,441
Less (Add): Franchise royalty revenues and fees	—	(1,053)	(429)	(1,482)
General and administrative expense	22,329	5,044	9,237	36,610

Adjusted EBITDA	$43,651	$22,384	$28,278	94,313

Less: Depreciation and amortization expense				44,051
Interest expense				34,955
Provision for income taxes				5,593

Net income				$9,714

Year Ended December 31, 2003:	Burger King	Pollo Tropical	Taco Cabana	Consolidated
Restaurant level EBITDA	$56,813	$27,575	$35,080	$119,468
Less (Add): Franchise royalty revenues and fees	—	(993)	(413)	(1,406)
General and administrative expense	20,026	6,015	11,082	37,123

Adjusted EBITDA	$36,787	$22,553	$24,411	83,751

Less: Depreciation and amortization expense				47,253
Interest expense				32,363
Provision for income taxes				1,767

Net income				$2,368

(1)	Taco Cabana was acquired in December 2000.
(2)	Related to income recognized from deferred contractual payments received upon termination of a supply agreement.
(3)	Related to the closure of seven Taco Cabana restaurants in 2001.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements.

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

Our 2003 operations generated approximately $48.2 million in cash, compared with $56.0 million in 2002 and $48.0 million in 2001.

In 2003, we sold 34 restaurant properties in sale/leaseback transactions for net proceeds of $47.6 million. In 2003, we also sold four non-operating properties for net proceeds of $2.7 million and a Burger King operating property for net proceeds of $1.2 million. The net proceeds from these sales were used to reduce outstanding debt. In 2002, we sold 12 restaurant properties for $13.7 million in sale/leaseback transactions and used the net proceeds from these sales to reduce outstanding debt.

In 2004 we anticipate that our level of sale/leaseback transactions to be significantly reduced from 2003 levels, and that the net proceeds of these transactions will range from $10 million to $15 million.

Capital expenditures represent a major investment of cash for us and were, excluding acquisitions, $30.2 million, $54.2 million and $47.6 million in 2003, 2002 and 2001, respectively. Expenditures for new restaurant development were $18.6 million in 2003, $27.5 million in 2002 and $14.5 million in 2001 in connection with the opening of fourteen Burger King restaurants, eleven Pollo Tropical restaurants, and nineteen Taco Cabana restaurants over the past three years. Our capital expenditures also include remodeling costs and capital maintenance projects for the ongoing reinvestment and enhancement of our restaurants that totaled $10.2 million in 2003, $25.3 million in 2002 and $31.6 million in 2001.

In 2004 we anticipate total capital expenditures of approximately $20 million to $25 million. These amounts include approximately $9 million to $13 million for the construction of new restaurants and related real estate applicable to our three restaurant concepts. Capital expenditures for 2004 also include expenditures for ongoing reinvestment in our three restaurant concepts for remodeling costs and capital maintenance expenditures ranging from $8 million to $10 million.

At December 31, 2003, we had total long-term debt of $295.8 million comprised of $170.0 million of unsecured 9.5% Senior Subordinated Notes due 2008, total borrowings under our senior credit facility of $124.1 million and other debt, primarily capital leases, of $1.7 million. Our senior credit facility provides for a $70 million term loan A facility, an $80 million term loan B facility and a $50 million revolving credit facility. At December 31, 2003, $123.5 million was outstanding under the term loan A and B facilities and $39.2 million was available for borrowing under our revolving credit facility, after reserving $10.2 million for letters of credit guaranteed by the facility, subject to meeting certain financial ratio tests required by the senior credit facility.

As a result of the restatement, we were in default related to certain required financial leverage ratios and other covenants under our senior secured credit facility. We have obtained a waiver from our senior secured lenders of any prior non-compliance and defaults resulting from the restatement. In addition, our senior secured credit facility has been amended to exclude all adjustments resulting from this restatement on our financial covenant requirements and to treat on a prospective basis the specified leases as if no restatement of recharacterization has occurred.

Borrowings under the revolving credit facility may be used to finance permitted acquisitions and new store development, or for working capital and general corporate purposes. The average weighted interest rate on outstanding borrowings under our revolving credit facility of December 31, 2003 and 2002 was 4.5% and 5.1%, respectively.

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

The revolving credit facility and the term loan A facility expire on December 31, 2005. However, the revolving credit facility is eligible for a one-year extension based upon request and unanimous approval of the lenders. The term loan B facility expires on December 31, 2007. Amounts under the term loan A facility are repayable as follows:

1)	an aggregate of $12.5 million payable in four quarterly installments in 2004;

2)	an aggregate of $9.4 million payable in three quarterly installments in 2005; and

3)	a final payment of $24.6 million payable upon the term loan A facility’s maturity on December 31, 2005.

Amounts under the term loan B facility are repayable as follows:

1)	an aggregate of $1.0 million payable in four quarterly installments for each of the years 2004 and 2005;

2)	an aggregate of $35.0 million payable in four quarterly installments in 2006;

3)	an aggregate of $26.2 million payable in three quarterly installments in 2007; and

4)	a final payment of $13.8 million payable upon the term loan B facility’s maturity on December 31, 2007.

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

The following table summarizes our contractual obligations and commitments at December 31, 2003 (in thousands):

	Payments due by period
Contractual Obligations	Total	Less than 1 Year	1 – 3 Years	3 – 5 Years	More than 5 Years
Long-term debt obligations	$294,217	$13,617	$70,600	$210,000	$—
Capital lease obligations, including interest (1)	2,059	554	972	403	130
Operating lease obligations	309,814	32,673	60,294	48,759	168,088
Financing obligations	153,678	9,365	19,019	19,733	105,561

Total contractual obligations	$759,768	$56,209	$150,885	$278,895	$273,779

(1)	Includes interest of $444 at December 31, 2003.

Long-term debt obligations: Refer to Note 6 of the Consolidated Financial Statements for details of our long-term debt.

Capital lease and operating lease obligations: Refer to Note 5 of the Consolidated Financial Statements for details of our capital lease and operating lease obligations.

Financing obligations: Refer to Note 7 of the Consolidated Financial Statements for details of our financing obligations.

Inflation

The inflationary factors that have historically affected our results of operations include increases in food and paper costs, labor and other operating expenses. Wages paid in our restaurants are impacted by changes in the Federal and state hourly minimum wage rates. Accordingly, changes in the Federal and state hourly minimum wage rates directly affect our labor cost. The restaurant industry and we typically attempt to offset the effect of inflation, at least in part, through periodic menu price increases and various cost reduction programs. However, no assurance can be given that we will be able to offset such inflationary cost increases in the future.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

Interest Rate Risk

We are exposed to market risk associated with fluctuations in interest rates, primarily limited to our senior credit facility which had outstanding borrowings of $124.1 million at December 31, 2003. Borrowings under our senior credit facility bear interest at a per annum rate, at our option of either:

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

A 1% change in interest rates would have resulted in an increase or decrease in interest expense of approximately $1.6 million for the year ended December 31, 2003.

Commodity Price Risk

We purchase certain products which are affected by commodity prices and are, therefore, subject to price volatility caused by weather, market conditions and other factors which are not considered predictable or within our control. Although many of the products purchased are subject to changes in commodity prices, certain purchasing contracts or pricing arrangements have been negotiated in advance to minimize price volatility. Where possible, we use these types of purchasing techniques to control costs as an alternative to directly managing financial instruments to hedge commodity prices. In many cases, we believe we will be able to address commodity cost increases, which are significant and appear to be long-term in nature by adjusting our menu pricing. However, long-term increases in commodity prices may result in lower restaurant-level operating margins.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Index to Financial Statements attached hereto is set forth in Item 15.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no changes in or disagreements with our independent accountants on accounting or financial disclosures.

ITEM 9A. CONTROLS AND PROCEDURES

Our senior management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d – 15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, with the participation of the Chief Executive Officer and Chief Financial Officer, as well as other key members of our management, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective, as of the end of the period covered by this report, to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

No change occurred in our internal controls concerning financial reporting during our fourth quarter that materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

As discussed elsewhere in this Annual Report on Form 10-K, we have restated our financial statements including applicable footnotes for periods ended prior to December 31, 2003 to report real estate transactions for 86 restaurants consummated during 1991 to 2000 as financing transactions under SFAS No. 98 “Accounting for Leases” rather than as sale/leaseback transactions as previously reported. In order to provide reasonable assurance that any future sale/leaseback transactions that may be entered into by us will be properly accounted for in accordance with generally accepted accounting principles, we have enhanced our internal controls to require an evaluation of applicable lease provisions that could affect, in the context of current interpretive guidance pertaining to the application of generally accepted accounting principles for sale/leaseback transactions, the classification of such transactions.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth information about our directors, executive officers and other named officers:

Name	Age	Position with the Company
Alan Vituli	62	Chairman of the Board and Chief Executive Officer
Daniel T. Accordino	53	President, Chief Operating Officer and Director
Paul R. Flanders	47	Vice President, Chief Financial Officer
Joseph A. Zirkman	43	Vice President, General Counsel and Secretary
Timothy J. LaLonde	47	Vice President, Controller
Michael A. Biviano	46	Executive Vice President - Taco Cabana
John W. Haywood	40	Chief Concept Officer - Hispanic Brands
James E. Tunnessen	48	Executive Vice President - Pollo Tropical
Benjamin D. Chereskin	45	Director
Brian F. Gleason	37	Director
Robin P. Selati	37	Director
Olaseni Adeyemi Sonuga	49	Director
Clayton E. Wilhite	58	Director

Certain biographical information regarding our directors, executive officers and other officers is set forth below:

Alan Vituli has been Chairman of the Board since 1986 and Chief Executive Officer since March 1992. He is also a Director and Chairman of the Board of Carrols Holdings. Between 1983 and 1985, Mr. Vituli was employed by Smith Barney, Harris Upham & Co., Inc. as a Senior Vice President responsible for real estate transactions. From 1966 until joining Smith Barney, Mr. Vituli was associated with the accounting firm of Coopers & Lybrand, first as an employee and for the last ten years as a partner. Among the positions held by Mr. Vituli at Coopers & Lybrand was National Director of Mergers and Acquisitions. Before joining Coopers & Lybrand, Mr. Vituli was employed in a family-owned restaurant business. From 1993 through our acquisition of Pollo Tropical in 1998, Mr. Vituli served on the Board of Directors of Pollo Tropical. Mr. Vituli also serves on the Board of Ruth’s Chris Steak House, Inc.

Daniel T. Accordino has been President, Chief Operating Officer and a Director since February 1993. Before that, Mr. Accordino served as Executive Vice President - Operations from December 1986 and as Senior Vice President from April 1984. From 1979 to April 1984 he was Vice President responsible for restaurant operations, having previously served as our Assistant Director of Restaurant Operations. Mr. Accordino has been an employee of the Company since 1972.

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

Michael A. Biviano has been Executive Vice President of the Taco Cabana Division since January 2002. Prior to that he was Vice President – Regional Director of Operations for our Burger King restaurants since 1989, having served as a district supervisor since 1983. Mr. Biviano has been an employee of the Company since 1973.

John W. Haywood joined the Company in January 2003 as Chief Concept Officer – Hispanic Brands. Prior to joining us, he was an independent consultant at HHC, Inc., a firm he founded in 1999 that provided strategic and senior management support for hospitality companies. During this time, Mr. Haywood served as contract Chief Executive Officer of Don Shula’s Steak Houses L.P. and contract Vice President of Operations for Cookexpress, a joint venture with Omaha Steaks, Inc. Mr. Haywood has seventeen years experience in the restaurant industry including employment with Jerrico, Inc. from 1986 to 1990 where he managed the development of Fazolis, a quick-casual Italian concept.

James Tunnessen has been Executive Vice President of the Pollo Tropical Division since August 2003. Prior to that he was Vice President – Regional Director of Operations for our Burger King restaurants since 1988, having served as a district supervisor from 1979. Mr. Tunnessen has been an employee of the Company since 1972.

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

Brian F. Gleason has served as a Director since October 2003. Mr. Gleason is Managing Director and Executive Vice President of Phoenix Management Services, Inc., a national corporate revitalization advisory firm. Mr. Gleason has been affiliated with Phoenix Management Services since 1996 and serves on its Board of Directors. Prior to that, Mr. Gleason worked in Corporate Finance for Reliance Insurance Company since 1991. Mr. Gleason also serves on the Board of Directors of Thompson Products, Inc; International Intimates, Inc.; and Springfield Service Corp.

Olaseni Adeyemi Sonuga has served as a Director since March 2004. Mr. Sonuga is the Interim Group General Manager of Bahrain International Bank E.C., a Bahraini publicly quoted international investment bank that he became associated with in 2002. Between 1999 and 2002 Mr. Sonuga served as Advisor to the Chairman of Oman Aviation Services Company SAOG, an Omani listed company that owns Oman Air and also provides airport services at all Omani airports. Prior to this he was a Vice President at Taib Bank, a Bahraini listed company since 1997. In the period 1992 to 1997 he was employed as the Business Services Manager of the National Drilling Company of Abu Dhabi, UAE. He began his career as a Chartered Accountant in the UK in 1979 when he joined Touche Ross’s London Office.

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

Audit Committee Financial Expert

The Company’s audit committee is comprised of Robin P. Selati and Clayton E. Wilhite. The Board of Directors has determined that the Company has at least one audit committee financial expert, Robin P. Selati, serving on its audit committee. Mr. Selati is serving on the Board of Directors as a designee of Madison Dearborn Capital Partners, L.P. and Madison Dearborn Capital Partners II, L.P., principal stockholders of Carrols Holdings, in accordance with the Company’s stockholders agreement. See Item 13. “Certain Relationships and Related Transactions” for a description of the Company’s stockholders agreement. Consequently Mr. Selati is not deemed to be an “independent” director as such term is used in the Federal securities laws. Because the Company’s securities are not listed on any national securities exchange or Nasdaq, the Company is not required to have independent members of its Board of Directors or any committee thereof, including its audit committee.

Code of Ethics

The Company has adopted a Code of Ethics that applies to its chief executive officer, chief operating officer, chief financial officer, general counsel, controller and other principal financial accounting and executive employees. The Company’s Code of Ethics is posted on its website at http://www.carrols.com. All amendments and waivers to the Code of Ethics will be disclosed through the website.

ITEM 11. EXECUTIVE COMPENSATION

The following tables set forth certain information for the fiscal years ended December 31, 2003, 2002 and 2001 for our Chief Executive Officer and our next four most highly compensated executive officers who served as executive officers of the Company during the year ended December 31, 2003 and whose annual compensation exceeded $100,000. Stock option data refers to the stock options of Carrols Holdings.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Annual Compensation				Long-Term Compensation Securities Underlying Options(#)(b)	Other Compensation

	Year	Salary	Bonus(a)
Alan Vituli Chairman of the Board and Chief Executive Officer	2003 2002 2001	$550,008 525,000 500,004	$	— 551,250 —	— 39,045 —	$17,000 17,000 17,000	(c) (c) (c)

Daniel T. Accordino President, Chief Operating Officer and Director	2003 2002 2001	$420,000 400,008 380,004	$	— 360,007 —	— 26,030 —	$7,125 7,125 7,125	(c) (c) (c)

Nicholas A. Castaldo President and Chief Operating Officer, Pollo Tropical Division	2003 2002 2001	$284,250 347,288 330,000	$	— — —	— — —	$364,652 — —	(d)

Michael A. Biviano Executive Vice President – Taco Cabana Division	2003 2002 2001	$234,231 215,000 115,008	$	— 92,020 31,282	20,000 50,000 200	— — —

Paul R. Flanders Vice President, Chief Financial Officer and Treasurer	2003 2002 2001	$210,000 200,004 181,500	$	— 180,004 —	500 1,900 1,000	— — —

Joseph A. Zirkman Vice President, General Counsel and Secretary	2003 2002 2001	$210,000 200,004 148,632	$	— 180,004 —	500 1,900 1,000	— — —

(a)	We provide bonus compensation to executive officers based on an individual’s achievement of certain specified objectives and our achievement of specified increases in stockholder value. Of the bonuses earned in 2000 by Mr. Vituli, Mr. Accordino, Mr. Flanders and Mr. Zirkman, $120,177, $108,000, $40,625 and $38,500, respectively, was subject to deferral, one-third to be paid in each of the three succeeding years provided that stockholder value is at least equal to what it was in the year that the bonus was earned. At March 15, 2004, two-thirds of the aforementioned amounts had been paid and the final one-third was forfeited in 2003.
(b)	Stock options for Mr. Vituli, Mr. Accordino, Mr. Flanders and Mr. Zirkman are for shares of Carrols Holdings’ Carrols class of common stock. Stock options in 2002 and 2003 for Mr. Biviano are for shares of Carrols Holdings’ Taco Cabana common stock and in 2001, for shares of Carrols Holdings’ Carrols class of common stock.
(c)	Represents the premiums paid by us prior to July 2003 for split-dollar life insurance policies whereby Mr. Vituli and Mr. Accordino have designated beneficiaries.
(d)	Represents payments to Mr. Castaldo in connection with the termination of his employment agreement in the third quarter of 2003.

	Option Grants in Last Fiscal Year Individual Grants				Potential Realizable Value at Assumed Annual Rates of Stock Appreciation for Option Term (c)

	Number of Securities Underlying Options Granted(a)	% of Total Options Granted to Employees in 2003	Exercise Price (Price per Share)	Expiration Date

Name					5%	10%
Michael A. Biviano(a)	20,000	8.9%	$14.25	12/31/2013	$179,235	$454,217
Paul R. Flanders(b)	500	1.9%	$124.00	12/31/2013	$38,991	$98,812
Joseph A. Zirkman(b)	500	1.9%	$124.00	12/31/2013	$38,991	$98,812

(a)	Stock option grants for Mr. Biviano were granted under the 2001 Taco Cabana Long-Term Incentive Plan. These options which are for Carrols Holdings’ Taco Cabana class of common stock, become exercisable at the rate of 20% per year beginning on December 31, 2003.
(b)	Stock option grants for Mr. Flanders and Mr. Zirkman were granted under the 1996 Long-Term Incentive Plan. These options which are for Carrols Holdings’ Carrols class of common stock, become exercisable at the rate of 25% per year beginning on December 31, 2003.
(c)	Potential realizable value is based on an assumption that the price of common shares appreciates at 5% and 10% annually (compounded) from the date of grant until the end of the option term. These calculations are based on requirements promulgated by the Commission and are not intended to forecast possible future appreciation of the stock price.

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

Liability Limitation. As permitted under the Delaware General Corporation Law, our Restated Certificate of Incorporation provides that a director will not be personally liable to us or our stockholders for monetary damages for breach of a fiduciary duty owed to our stockholders or us. By its terms and in accordance with the laws of the State of Delaware, however, this provision does not eliminate or limit the liability of any of our directors:

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

Description of Plans

Employee Retirement Plan. We offer salaried employees the option to participate in the Carrols Corporation Retirement Savings Plan. Under the plan, our contributions begin to vest after one year and fully vest after five years of service. A year of service is defined as a plan year during which an employee completes at least 1,000 hours of service. Our contributions are equal to 50% of the employee’s contribution to a maximum contribution of $520 annually. The plan includes a pre-tax savings option pursuant to section 401(k) of the Internal Revenue Code in addition to a post-tax savings option. Participating employees may contribute up to 18% of their salary annually to either of the savings options, subject to other limitations. The employees have various investment options available under a trust established by the plan. The employee’s contributions may be withdrawn at any time, subject to restrictions on future contributions. Our matching contributions may be withdrawn by the employee under certain conditions of financial necessity or hardship as defined in the plan. Our contributions to the Carrols Corporation Retirement Savings Plan totaled $471,000, $468,000 and $327,000 for the years ended December 31, 2003, 2002 and 2001, respectively.

Bonus Plans. We have cash bonus plans designed to promote and reward excellent performance by providing employees with incentive compensation. Key senior management executives of each operating division can be eligible for bonuses equal to varying percentages of their respective annual salaries determined by our performance as well as the division’s performance.

Long-Term Incentive Plans. Carrols Holdings maintains several long-term incentive plans. These plans and the number of options authorized as of February 15, 2004 were as follows:

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

The vesting periods for options and the expiration dates for exercisability of options granted under these plans are determined by Carrols Holdings’ Compensation Committee; however, the exercise period for an option granted may not exceed ten years from the date of the grant. On February 26, 2003 the Carrols Holdings’ Compensation Committee extended the expiration date to February 29, 2012 for all options granted prior to March 1, 2002 under the 1996 Long-Term Incentive Plan for all Named Executive Officers and certain other officers of the Company. The Carrols Holdings’ Compensation Committee determines the option exercise price per share of any option granted; however, the option price per share of an option intended to qualify as an Incentive Stock Option shall not be less than the fair market value of the applicable class of Carrols Holdings’ common stock on the date such option is granted. Payment of such option exercise price shall be made:

(1)	in cash;

(2)	by delivering shares of Carrols Holdings’ common stock already owned by the holder of such options and held for a period of at least six months;

(3)	by delivering a promissory note (except in the case of executive officers and directors);

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

Description of Employment Agreements

Vituli Employment Agreement. Effective March 27, 2002, we entered into an Extension of Employment Agreement with Alan Vituli which extended the term of an Employment Agreement dated March 27, 1997 between us and Mr. Vituli upon the same terms and conditions as previously set forth in the employment agreement. Pursuant to the employment agreement, which now expires September 30, 2004, Mr. Vituli will continue to serve as our Chairman of the Board and Chief Executive Officer. The employment agreement is subject to automatic renewals for successive one-year terms unless either Mr. Vituli or we elect not to renew by giving written notice to the other at least 90 days before a scheduled expiration date. The employment agreement provides that Mr. Vituli receive a base salary, which was $550,000 when the agreement was extended, and provides that such amount be increased annually by at least $25,000 on each January 1. Pursuant to the employment agreement, Mr. Vituli participates in our Executive Bonus Plan and any of our stock option plans applicable to executive employees. The employment agreement also requires us to maintain the premium payments on a split-dollar life insurance policy on the life of Mr. Vituli providing a death benefit of $1.5 million payable to an irrevocable trust designated by Mr. Vituli. Beginning in 2004 premium payments of this policy will be funded by the cash surrender value of policy. The employment agreement also provides that if Mr. Vituli’s employment is terminated without Cause (as defined in the employment agreement) following a Change of Control (as defined in the employment agreement), Mr. Vituli will receive a cash lump sum equal to his salary during the previous twelve months. The employment agreement includes non-competition and non-solicitation provisions effective during the term of the employment agreement and for two years following its termination.

Accordino Employment Agreement. Effective March 27, 2002, we entered into an Extension of Employment Agreement with Daniel T. Accordino which extended the term of an Employment Agreement dated March 27, 1997 between us and Mr. Accordino upon the same terms and conditions as previously set forth in the employment agreement. Pursuant to the employment agreement, which now expires September 30, 2004, Mr. Accordino will continue to serve as our President and Chief Operating Officer. The employment agreement is subject to automatic renewals for successive one-year terms unless either Mr. Accordino or we elect not to renew by giving written notice to the other at least 90 days before a scheduled expiration date. The employment agreement provides that Mr. Accordino receive a base salary, which was $420,000 when the agreement was extended, and provides that such amount be increased annually by at least $20,000 on each January 1. Pursuant to the employment agreement, Mr. Accordino participates in our Executive Bonus Plan and any of our stock option plans applicable to executive employees. The employment agreement also requires us to maintain the premium payments on a split-dollar life insurance policy on the life of Mr. Accordino providing a death benefit of $1.0 million payable to an irrevocable trust designated by Mr. Accordino. Beginning in 2004 premium payments of this policy will be funded by the cash surrender value of policy. The employment agreement also provides that if Mr. Accordino’s employment is terminated without Cause (as defined in the employment agreement) following a Change of Control (as defined in the employment agreement), Mr. Accordino will receive a cash lump sum equal to his salary during the previous twelve months. The employment agreement includes non-competition and non-solicitation provisions effective during the term of the employment agreement and for two years following its termination.

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

On March 1, 2002, Holdings granted to Mr. Vituli and Mr. Accordino, under the 1996 Long-Term Incentive Plan, options to purchase 39,045 and 26,030 shares of Carrols Holdings’ Carrols class of common stock, respectively. These options have a term of ten years from the date of grant, an exercise price of $113.00 per share and were immediately exercisable when issued.

Non-Plan Option Agreements. In March 1997, Holdings granted to Mr. Vituli, Mr. Accordino and Mr. Zirkman nonqualified stock options to purchase 29,480, 2,579 and 368 shares, respectively, of Carrols Holdings’ Carrols common stock at an exercise price of $101.7646 per share. The options had a term of ten years from the date of grant and became exercisable on the five consecutive anniversaries of the date of grant. On March 1, 2002, the expiration date for these options was extended to February 29, 2012. These options have substantially the same terms as options issued under the 1996 Long-Term Incentive Plan with respect to: (1) the method of payment of the exercise price of the option; and, (2) the effect of a Change of Control (as defined in the 1996 Long-Term Incentive Plan).

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following tables set forth the number and percentage of shares of our voting stock and Carrols Holdings’ voting common stock (Carrols class of common stock) and nonvoting classes of common stock (Pollo Tropical and Taco Cabana classes of common stock) beneficially owned, as of February 15, 2004, by:

(1)	all persons known by us to be the beneficial owners of more than 5% of the shares of such voting common stock;

(2)	each of our directors who owns shares of such voting common stock;

(3)	each of our executive officers included in the Summary Compensation Table above; and

(4)	all of our executive officers and directors as a group.

	Shares Beneficially Owned
	Number	Percentage
Stockholders of Carrols Corporation:
Carrols Holdings Corporation 968 James Street Syracuse, New York 13203	10	100%

	Carrols Class		Pollo Tropical Class		Taco Cabana Class
	Number	Percentage	Number	Percentage	Number	Percentage
Stockholders of Carrols Holdings Corporation(a):
BIB Holdings (Bermuda) Ltd.(b) c/o Dilmun Investments, Inc. 84 West Park Place Stamford, CT 06901	566,667	41.8%

Madison Dearborn Capital Partners, L.P. Three First National Plaza Suite 3800 Chicago, IL 60602	283,333	20.9%

Madison Dearborn Capital Partners II, L.P. (Same address as Madison Dearborn Capital Partners, L.P.)	283,334	20.9%

Executive Officers and Directors:
Alan Vituli(c)	121,702	9.0%
Daniel T. Accordino	58,369	4.3%
Paul R. Flanders	4,450.3%
Joseph A. Zirkman	4,038.3%
Michael A. Biviano	1,872.1%				24,000	0.3%
James E. Tunnessen	2,085.1%
Clayton E. Wilhite	2,750.2%
Directors and executive officers of Carrols as a group (12 persons)	196,751	14.5%	—	—	24,000	0.3%

(a)	The number of Carrols class shares shown in the table includes stock options which are currently exercisable or exercisable within 60 days to purchase: 111,875 shares held by Mr. Vituli; 57,509 shares held by Mr. Accordino; 4,450 shares held by Mr. Flanders; 3,915 shares held by Mr. Zirkman; 1,872 shares held by Mr. Biviano; and 2,750 shares held by Mr. Wilhite. The number of Taco Cabana class shares for Mr. Biviano includes 24,000 stock options which are currently exercisable or exercisable within 60 days.
(b)	These 566,667 shares of Carrols Holdings’ common stock were previously owned by Atlantic Restaurants, Inc., which was formed to effect the acquisition of the Company in 1996. Atlantic Restaurants, Inc., which was an wholly-owned subsidiary of BIB Holdings, was merged into BIB Holdings on February 10, 1999. BIB Holdings is an wholly-owned subsidiary of Buhrain International Bank, an international financial institution.
(c)	Includes 111,875 vested stock options contributed to and held by the Vituli Family Trust.

Equity Compensation Plan Information

The following table provides information, as of December 31, 2003, with respect to all of Carrols Holdings’ compensation plans under which equity securities of Carrols Holdings are authorized for issuance:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance
Equity compensation plans approved by security holders:
1996 Long-Term Incentive Plan	183,648	$110.00	5,677
1998 Directors’ Stock Option Plan	3,500	$117.14	6,500
1998 Pollo Tropical Long-Term Incentive Plan	90,775	$106.29	9,225
2001 Taco Cabana Long-Term Incentive Plan	334,000	$12.59	166,000
Non-Plan Options	32,427	$101.76	—

Subtotal	644,350	$58.61	187,402

Equity compensation plans not approved by security holders	—	—	—

Total	644,350	$58.61	187,402

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Stockholders Agreement. On March 27, 1997, in connection with the investment by Madison Dearborn Capital Partners, L.P. and Madison Dearborn Capital Partners II, L.P., all holders of Carrols Holdings’ voting common stock entered into a Stockholders Agreement. In general, the agreement (as amended in October 2003) provides that all holders of Carrols Holdings’ voting common stock will vote their common stock in order to cause the following individuals to be elected to the Board of Directors of Carrols Holdings and each of its subsidiaries (including us):

(a)	three representatives designated collectively by Madison Dearborn Capital Partners, L.P. and Madison Dearborn Capital Partners II, L.P., provided that the third designee shall not be entitled to remain on the Board of Directors unless BIB Holdings has three designees serving on the Board of Directors at such time so long as BIB Holdings is entitled to three Board designees at such time subject to adjustment if the percentage holdings of Madison Dearborn Capital Partners, L.P. and Madison Dearborn Capital Partners II, L.P. collectively, decreases below a certain threshold;

(b)	three representatives designated by BIB Holdings, provided that the third designee shall not be entitled to remain on the Board of Directors unless Madison Dearborn has three designees serving on the Board of Directors at such time so long as Madison Dearborn is entitled to three Board designees at such time subject to adjustment if the percentage holdings of BIB Holdings decreases below a certain threshold; and

(c)	two representatives designated by Mr. Vituli as long as Mr. Vituli is our Chief Executive Officer

Currently, Messrs. Chereskin and Selati are serving on the Board of Directors as designees of Madison Dearborn, Messrs. Gleason, Sonuga and Wilhite are serving on the Board of Directors as designees of BIB Holdings and Messrs. Vituli and Accordino are serving on the Board of Directors as designees of Mr. Vituli. Pursuant to the stockholders agreement as currently in effect, Madison Dearborn has the right, at any time, to either cause a third designee to be elected to the Board of Directors or cause the removal of a third BIB Holdings designee from the Board of Directors.

In addition, the agreement provides for certain limitations on the ability of holders of Carrols Holdings’ common stock to sell, transfer, assign, pledge or otherwise dispose of their common stock. The agreement contains covenants requiring us to obtain the prior consent of Madison Dearborn Capital Partners, L.P., Madison Dearborn Capital Partners II, L.P., and BIB Holdings before taking certain actions including the redemption, purchase or other acquisition of Carrols Holdings’ capital stock, changing the capital budget approved by Carrols Holdings’ Board of Directors for that year or the entry into the ownership, active management or operation of any business other than Burger King franchise restaurants.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table summarizes the aggregate fees billed to us by our independent auditor PricewaterhouseCoopers LLP (PWC):

	Year Ended December 31,
	2003	2002
	(In thousands)
Audit Fees (a)	$180	$157
Audit-Related Fees (b)	4	6

Total Audit and Audit Related Fees	184	163
Tax Fees(c)	48	40
All Other Fees (d)	7	23

Total	$239	$226

(a)	Audit fees include services related to the audit of the Company’s annual consolidated financial statements and review of the interim quarterly consolidated financial statements for 2003 and 2002.
(b)	Audit-related fees for 2003 and 2002 were for annual employee benefit plan audits.
(c)	Fees for tax services billed in 2003 and 2002 consisted of $10,000 and $12,000 respectively, for tax compliance and $39,000 and $28,000 respectively, for tax planning and advice.
(d)	Other fees for 2003 and 2002 consisted of billings for actuarial services. PWC no longer provides actuarial services to the Company, effective in the third quarter of 2003.

	Year Ended December 31
	2003	2002
Percentage of Tax Planning and Advice Fees and All Other Fees to Audit Fees, Audit-Related Fees and Tax Compliance Fees	24.1%	29.6%

In considering the nature of the services provided by the independent auditor, the Audit Committee determined that such services are compatible with the provision of independent audit services. The Audit Committee discussed these services with the independent auditor and Company management to determine that they are permitted under the rules and regulations concerning auditor independence promulgated by the Securities and Exchange Commission in connection with the Sarbanes-Oxley Act of 2002.

Pre-Approval Policy

The services performed by the independent auditor in 2003 were pre-approved in accordance with the pre-approval procedures adopted by the Audit Committee at its May 21, 2003 meeting. All requests for audit, audit-related, tax, and other services must be submitted to the Audit Committee for specific pre-approval and cannot commence until such pre-approval has been granted.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) (1) Financial Statements

(a) (2) Financial Statement Schedules

Schedule	Description	Page
II	Valuation and Qualifying Accounts	F-37

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

(a) (3) Exhibits

EXHIBIT INDEX

Exhibit Number	Description

2.1	Agreement and Plan of Merger dated June 3, 1998 by and between Carrols Corporation and Pollo Tropical, Inc. (incorporated by reference to Exhibit (c)(1) to the Tender Offer Statement on Schedule 14 (d)(1) dated July 3, 1998)

2.2	Agreement and Plan of Merger among Carrols Corporation, Spur Acquisition Corp. and Taco Cabana, Inc. dated October 6, 2000 (incorporated by reference to Exhibit 2.2 to Carrols Corporation’s Form 8-K filed October 11, 2000).

3.1	Restated By-laws (incorporated by reference to Exhibit 3.(3)(b) to Carrols Corporation’s 1986 Annual Report on Form 10-K)

3.2	Certificate of Amendment to the Restated Certificate of Incorporation of Carrols Holdings Corporation (incorporated by reference to Exhibit 3.3 to Carrols Corporation’s September 30, 2001 Quarterly Report on Form 10-Q)

4.1	Indenture, dated as of November 24, 1998, between Carrols Corporation, the Guarantors named therein and IBJ Schroder Bank & Trust Company, as Trustee (incorporated by reference to Exhibit 4.1 to Carrols Corporation’s Form S-4 filed February 2, 1999)

4.2	Form of 9 1/2% Senior Subordinated Note due 2008 (incorporated by reference to Exhibit 4.3 to Carrols Corporation’s Form S-4 filed February 2, 1999)

4.3	First Supplement to Indenture dated as of December 19, 2000 (incorporated by reference to Exhibit 4.4 to Carrols Corporation’s March 31, 2001 Quarterly Report on Form 10-Q)

4.4	Form of Stockholders Agreement by and among Carrols Holdings Corporation, Madison Dearborn Capital Partners, L.P., Madison Dearborn Capital Partners II, L.P., Atlantic Restaurants, Inc., Alan Vituli, Daniel T. Accordino and Joseph A. Zirkman (incorporated by reference to Exhibit 10.23 to Carrols Corporation’s 1996 Annual Report on Form 10-K)

4.5	Form of Registration Agreement by and among Carrols Holdings Corporation, Atlantic Restaurants, Inc., Madison Dearborn Capital Partners, L.P., Madison Dearborn Capital Partners II, L.P., Alan Vituli, Daniel T. Accordino and Joseph A. Zirkman (incorporated by reference to Exhibit 10.24 to Carrols Corporation’s 1996 Annual Report on Form 10-K)

(2) 4.6	First Amendment, dated as of October 14, 2003, to Carrols Holdings Corporation Stockholders Agreement

10.1	Stock Purchase Agreement dated as of February 25, 1997 by and among Madison Dearborn Capital Partners, L.P., Madison Dearborn Capital Partners II, L.P., Atlantic Restaurants, Inc. and Carrols Holdings Corporation (incorporated by reference to Exhibit 10.12 to Carrols Corporation’s 1996 Annual Report on Form 10-K)

Exhibit Number	Description

(1) 10.2	Carrols Corporation 1996 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.20 to Carrols Corporation’s 1996 Annual Report on Form 10-K)

(1) 10.3	Stock Option Agreement dated as of December 30, 1996 by and between Carrols Corporation and Alan Vituli (incorporated by reference to Exhibit 10.21 to Carrols Corporation’s 1996 Annual Report on Form 10-K)

(1) 10.4	Stock Option Agreement dated as of December 30, 1996 by and between Carrols Corporation and Daniel T. Accordino (incorporated by reference to Exhibit 10.22 to Carrols Corporation’s 1996 Annual Report on Form 10-K)

(1) 10.5	Form of Second Amended and Restated Employment Agreement dated March 27, 1997 by and between Carrols Corporation and Alan Vituli (incorporated by reference to Exhibit 10.25 to Carrols Corporation’s 1996 Annual Report on Form 10-K)

(1) 10.6	Form of Second Amended and Restated Employment Agreement dated March 27, 1997 by and between Carrols Corporation and Daniel T. Accordino (incorporated by reference to Exhibit 10.26 to Carrols Corporation’s 1996 Annual Report on Form 10-K)

(1) 10.7	Form of Carrols Holdings Corporation 1996 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.27 to Carrols Corporation’s 1996 Annual Report on Form 10-K)

(1) 10.8	Form of Stock Option Agreement by and between Carrols Holdings Corporation and Alan Vituli (incorporated by reference to Exhibit 10.28 to Carrols Corporation’s 1996 Annual Report on Form 10-K)

(1) 10.9	Form of Stock Option Agreement by and between Carrols Holdings Corporation and Daniel T. Accordino (incorporated by reference to Exhibit 10.29 to Carrols Corporation’s 1996 Annual Report on Form 10-K)

(1) 10.10	Form of Unvested Stock Option Agreement by and between Carrols Holdings Corporation and Alan Vituli (incorporated by reference to Exhibit 10.30 to Carrols Corporation’s 1996 Annual Report on Form 10-K)

(1) 10.11	Form of Unvested Stock Option Agreement by and between Carrols Holdings Corporation and Daniel T. Accordino (incorporated by reference to Exhibit 10.31 to Carrols Corporation’s 1996 Annual Report on Form 10-K)

(1) 10.12	Form of Unvested Stock Option Agreement by and between Carrols Holdings Corporation and Joseph A. Zirkman (incorporated by reference to Exhibit 10.32 to Carrols Corporation’s 1996 Annual Report on Form 10-K)

10.13	First Amendment to the Stock Purchase Agreement dated March 27, 1997 by and among Carrols Holdings Corporation, Atlantic Restaurants, Inc., Madison Dearborn Capital Partners, L.P. and Madison Dearborn Capital Partners II, L.P. (incorporated by reference to Exhibit 10.38 to Carrols Corporation’s current report on Form 8-K filed March 27, 1997)

Exhibit Number	Description

10.14	Purchase and Sale Agreement dated as of January 15, 1997 by and between Carrols Corporation, as Purchaser, Omega Services, Inc. as Seller and Mr. Harold W. Hobgood as Omega’s Agent (incorporated by reference to Exhibit 10.39 to Carrols Corporation’s current report on Form 8-K filed March 27, 1997)

10.15	Purchase and Sale Agreement dated as of January 15, 1997 by and between Carrols Corporation, as Purchaser, Omega Services, Inc. as Seller and Mr. Harold W. Hobgood as Omega’s Agent (incorporated by reference to Exhibit 10.40 to Carrols Corporation’s current report on Form 8-K filed March 27, 1997)

10.16	Purchase Agreement dated as of July 7, 1997 among Carrols Corporation, as Purchaser, and the individuals and trusts listed on Exhibit A attached thereto, as Sellers, the individuals and entities listed on Exhibit B attached thereto, as Affiliated Real Property Owners, and Richard D. Fors, Jr. and Charles J. Mund, as the Seller’s representatives (incorporated by reference to Exhibit 10.41 to Carrols Corporation’s current report on Form 8-K filed August 20, 1997)

(1) 10.17	Carrols Holdings Corporation 1998 Directors’ Stock Option Plan (incorporated by reference to Exhibit 10.29 to Carrols Corporation Form S-4 filed February 2, 1999)

(1) 10.18	Carrols Holdings Corporation 1998 Pollo Tropical Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to Carrols Corporation’s September 30, 1999 Quarterly Report on Form 10-Q)

(1) 10.19	Carrols Corporation Retirement Savings Plan dated April 1, 1999 (incorporated by reference to Exhibit 10.29 to Carrols Corporation’s 1999 Annual Report on Form 10-K)

10.20	Loan Agreement dated as of December 19, 2000 among Carrols Corporation, The Chase Manhattan Bank, Bank of America, N.A., Suntrust Bank, Atlanta, Manufacturers and Traders Trust Company, and the other lenders now or hereafter parties hereto (incorporated by reference to Exhibit 10.30 to Carrols Corporation’s Form 8-K filed January 3, 2001)

(1) 10.21	Carrols Holdings Corporation 2001 Taco Cabana Long-Term Incentive Plan

(1) 10.22	Carrols Corporation and Subsidiaries Deferred Compensation Plan dated January 1, 2002 (incorporated by reference to Exhibit 10.26 to Carrols Corporation’s March 31, 2002 Quarterly Report on Form 10-Q)

(1) 10.23	Extension of Employment Agreement dated March 27, 2002 by and between Carrols Corporation and Alan Vituli (incorporated by reference to Exhibit 10.27 to Carrols Corporation’s June 30, 2002 Quarterly Report on Form 10-Q)

(1) 10.24	Extension of Employment Agreement dated March 27, 2002 by and between Carrols Corporation and Daniel T. Accordino (incorporated by reference to Exhibit 10.28 to Carrols Corporation’s June 30, 2002 Quarterly Report on Form 10-Q)

Exhibit Number	Description

(1) 10.25	Carrols Corporation Retirement Savings plan July 1, 2002 Restatement (incorporated by reference to Exhibit 10.29 to Carrols Corporation’s September 29, 2002 Quarterly Report on Form 10-Q)

(1) 10.26	Addendum incorporating EGTRRA Compliance Amendment to Carrols Corporation Retirement Savings Plan dated September 12, 2002 (incorporated by reference to Exhibit 10.30 to Carrols Corporation’s September 29, 2002 Quarterly Report on Form 10-Q)

(1) 10.27	Carrols Corporation Change of Control Agreement dated December 27, 2002

(1) 10.28	Extension of Stock Option Awards dated March 1, 2002 by and between Carrols Holdings Corporation and Alan Vituli

(1) 10.29	Extension of Stock Option Awards dated March 1, 2002 by and between Carrols Holdings Corporation and Daniel T. Accordino

(1) 10.30	Extension of Stock Option Awards dated March 1, 2002 by and between Carrols Holdings Corporation and Paul Flanders

(1) 10.31	Extension of Stock Option Awards dated March 1, 2002 by and between Carrols Holdings Corporation and Joseph Zirkman

(1) 10.32	Extension of Stock Option Awards dated March 1, 2002 by and between Carrols Holdings Corporation and Timothy LaLonde

(1) 10.33	Extension of Stock Option Awards dated March 1, 2002 by and between Carrols Holdings Corporation and Michael Biviano

10.34	First Amendment to Loan Agreement dated as of March 31, 2003, by and among Carrols Corporation, JP Morgan Chase Bank, Bank of America N.A., SunTrust Bank, Manufacturers and Traders Trust, The Northern Trust Company, BSB Bank & Trust Company, and the other lenders now or hereafter parties hereto. (incorporated by reference to Exhibit 10.38 to Carrols Corporation’s March 31, 2003 Quarterly Report on Form 10-Q)

(2) 10.35	First Amendment, dated as of January 1, 2004, to Carrols Corporation Retirement Savings Plan

(2) 10.36	Second Amendment to Loan Agreement dated as of December 31, 2003, by and among Carrols Corporation, JP Morgan Chase Bank, Bank of America N.A., SunTrust Bank, Manufacturers and Traders Trust and the other lenders now or hereafter parties hereto.

(2) 10.37	Carrols Holdings Corporation First Amended and Restated 1998 Pollo Tropical Long-Term Incentive Plan.

(2) 21.1	List of Subsidiaries

(2) 31.1	Chief Executive Officer’s Certificate Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(2) 31.2	Chief Financial Officer’s Certificate Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit Number	Description

(2) 32.1	Chief Executive Officer’s Certificate Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(2) 32.2	Chief Financial Officer’s Certificate Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Management contract or compensatory plan or arrangement identified pursuant to this report.
(2)	Filed herewith.

(b) Reports on Form 8-K

Date Filed or Furnished	Item Number	Description

November 18, 2003	7 and 12	Announced results of operations for the Company’s third fiscal quarter of 2003.

Report of Independent Auditors

To the Board of Directors and Shareholder

of Carrols Corporation:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1), page 50, present fairly, in all material respects, the financial position of Carrols Corporation and its subsidiaries at December 28, 2003 and December 29, 2002 and the results of their operations and their cash flows for each of the three years in the period ended December 28, 2003 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2), page 50, presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 2 to the financial statements, the Company restated previously issued financial statements to account for the sale of certain real estate as financing transactions rather than as sale/leaseback transactions.

/s/ PricewaterhouseCoopers LLP

Syracuse, New York

February 6, 2004 (except for Notes 2 and 7 for which the date is April 30, 2004 and for Note 12 for which the date is March 12, 2004)

CARROLS CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

December 31, 2003 and 2002

(in thousands of dollars)

	2003	Restated Note 2 2002
ASSETS
Current assets:
Cash and cash equivalents	$2,414	$2,538
Trade and other receivables, net of reserves of $94 and $128, respectively	1,280	1,306
Inventories	4,936	5,240
Prepaid rent	2,534	2,227
Prepaid expenses and other current assets	4,043	4,382
Refundable income taxes	—	1,253
Deferred income taxes (Note 9)	6,286	9,454

Total current assets	21,493	26,400
Property and equipment, at cost less accumulated depreciation and amortization of $194,652 and $168,523, respectively (Note 3)	236,353	288,288
Franchise rights, at cost less accumulated amortization of $50,732 and $47,109, respectively	86,148	90,620
Intangible assets, at cost less accumulated amortization of $10,258 and $10,061, respectively (Note 3)	124,844	125,046
Deferred income taxes (Note 9)	8,619	5,321
Other assets	9,417	11,713

Total assets	$486,874	$547,388

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Accounts payable	$17,230	$16,099
Accrued interest	1,549	1,415
Accrued payroll, related taxes and benefits	11,545	15,130
Accrued income taxes payable	836	—
Other liabilities	14,897	14,415
Current portion of long-term debt (Notes 5 and 6)	14,005	12,299
Current portion of financing obligations (Note 7)	2,288	2,017

Total current liabilities	62,350	61,375

Long-term debt, net of current portion (Notes 5 and 6)	281,827	348,046
Financing obligations, net of current portion (Note 7)	82,397	84,685
Deferred income—sale/leaseback of real estate (Note 5)	8,841	2,523
Accrued postretirement benefits (Note 14)	2,962	2,585
Other liabilities (Note 4)	27,527	29,572

Total liabilities	465,904	528,786

Commitments and contingencies (Notes 5 and 12)

Stockholder’s equity (Note 10):
Common stock, par value $1; authorized 1,000 shares, issued and outstanding – 10 shares	—	—
Additional paid-in capital	24,485	24,485
Accumulated deficit	(3,515)	(5,883)

Total stockholder’s equity	20,970	18,602

Total liabilities and stockholder’s equity	$486,874	$547,388

The accompanying notes are an integral part of these financial statements.

CARROLS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

Years Ended December 31, 2003, 2002 and 2001

(in thousands of dollars)

	2003	Restated Note 2 2002	Restated Note 2 2001
Revenues:
Restaurant sales	$643,579	$655,545	$654,710
Franchise royalty revenues and fees	1,406	1,482	1,579

Total revenues	644,985	657,027	656,289

Costs and expenses:
Cost of sales	181,182	183,976	189,947
Restaurant wages and related expenses	194,315	196,258	192,918
Restaurant rent expense	31,383	30,494	31,207
Other restaurant operating expenses	89,880	87,335	86,435
Advertising expense	27,351	28,041	28,830
General and administrative	37,123	36,610	35,393
Depreciation and amortization	47,253	44,051	47,966
Other expense (Note 8)	—	—	8,841

Total operating expenses	608,487	606,765	621,537

Income from operations	36,498	50,262	34,752

Interest expense	32,363	34,955	40,552

Income (loss) before income taxes	4,135	15,307	(5,800)
Provision for income taxes (Note 9)	1,767	5,593	274

Net income (loss)	$2,368	$9,714	$(6,074)

The accompanying notes are an integral part of these financial statements.

CARROLS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDER’S EQUITY

Years Ended December 31, 2003, 2002 and 2001

(in thousands of dollars)

	Common Stock	Additional Paid-In- Capital	Accumulated Deficit	Total Stockholder’s Equity
Balance at December 31, 2000, restated (Note 2)	$—	$24,485	$(9,523)	$14,962
Net loss (restated)	—	—	(6,074)	(6,074)

Balance at December 31, 2001, restated (Note 2)	—	24,485	(15,597)	8,888
Net income (restated)	—	—	9,714	9,714

Balance at December 31, 2002, restated (Note 2)	—	24,485	(5,883)	18,602
Net income	—	—	2,368	2,368

Balance at December 31, 2003	$—	$24,485	$(3,515)	$20,970

The accompanying notes are an integral part of these financial statements.

CARROLS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, 2003, 2002 and 2001

(in thousands of dollars)

	2003	Restated Note 2 2002	Restated Note 2 2001
Cash flows provided from operating activities:
Net income (loss)	$2,368	$9,714	$(6,074)
Adjustments to reconcile net income (loss) to net cash provided from operating activities:
(Gain)/loss on disposal of property and equipment	(386)	24	390
Depreciation and amortization	47,253	44,051	47,966
Other expense (Note 8)	—	—	7,053
Deferred income taxes	(130)	5,553	(1,688)
Changes in operating assets and liabilities:
Refundable income taxes	2,089	153	1,522
Accounts payable	1,131	(521)	3,251
Accrued payroll, related taxes and benefits	(3,585)	2,143	214
Accrued acquisition costs	—	(78)	(5,534)
Other liabilities – current	381	(450)	2,194
Accrued interest	134	(103)	(729)
Other liabilities—long-term	(2,259)	(4,379)	(1,549)
Other	1,243	(143)	952

Net cash provided from operating activities	48,239	55,964	47,968

Cash flow used for investing activities:
Capital expenditures:
New restaurant development	(18,598)	(27,465)	(14,525)
Restaurant remodeling	(3,317)	(16,254)	(21,895)
Other restaurant expenditures	(6,925)	(9,018)	(9,703)
Corporate and restaurant information systems	(1,404)	(1,418)	(1,452)
Acquisition of Burger King restaurants	—	—	(1,612)

Total capital expenditures	(30,244)	(54,155)	(49,187)
Properties purchased for sale-leaseback	(3,149)	(925)	—
Proceeds from dispositions of property and equipment	3,921	9	31

Net cash used for investing activities	$(29,472)	$(55,071)	$(49,156)

The accompanying notes are an integral part of these financial statements.

CARROLS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)

Years Ended December 31, 2003, 2002 and 2001

(in thousands of dollars)

	2003	Restated Note 2 2002	Restated Note 2 2001
Cash flows provided from (used for) financing activities:
Proceeds (payments) on revolving credit facility, net	$(52,200)	$(2,700)	$9,900
Principal payments on term loans	(11,000)	(8,500)	(7,000)
Principal payments on financing obligations	(2,017)	(1,769)	(1,533)
Proceeds (payments) from other notes payable, net	(847)	(978)	127
Principal payments on capital leases	(446)	(551)	(524)
Proceeds from sale-leaseback transactions	47,619	13,738	—
Financing costs associated with issuance of debt	—	—	(89)

Net cash provided from (used for) financing activities	(18,891)	(760)	881

Net increase (decrease) in cash and cash equivalents	(124)	133	(307)
Cash and cash equivalents, beginning of year	2,538	2,405	2,712

Cash and cash equivalents, end of year	$2,414	$2,538	$2,405

Supplemental disclosures:
Interest paid on long-term debt and financing obligations	$32,229	$35,058	$41,281
Income taxes paid (refunded), net	$(195)	$1,494	$1,230

The accompanying notes are an integral part of these financial statements.

CARROLS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2003, 2002 and 2001

(in thousands of dollars)

1. Summary of Significant Accounting Policies

Basis of Consolidation. The consolidated financial statements include the accounts of Carrols Corporation and its subsidiaries (the “Company”). All significant intercompany transactions have been eliminated in consolidation. The Company is a wholly-owned subsidiary of Carrols Holdings Corporation (“Holdings”).

At December 31, 2003, the Company operated, as franchisee, 351 quick-service restaurants under the trade name “Burger King” in thirteen Northeastern, Midwestern and Southeastern states. At December 31, 2003, the Company also owned and operated 60 Pollo Tropical restaurants located in Florida and franchised 24 Pollo Tropical restaurants in Puerto Rico, Ecuador and Florida. At December 31, 2003, the Company owned and operated 121 Taco Cabana restaurants located primarily in Texas and franchised nine restaurants in Texas, New Mexico, Georgia and Indiana.

Cash and Cash Equivalents. The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents.

Inventories. Inventories are stated at the lower of cost (first-in, first-out) or market. Inventories are primarily comprised of food and paper.

Property and Equipment. The Company capitalizes all direct costs incurred to construct and substantially improve its restaurants. These costs are depreciated and charged to expense based upon their property classification when placed in service. Property and equipment are recorded at cost. Repair and maintenance activities are expensed as incurred. Depreciation and amortization is provided using the straight-line method over the following estimated useful lives:

Buildings and improvements	5 to 30 years
Leasehold improvements	Remaining life of lease including renewal options or life of asset whichever is shorter
Equipment	3 to 15 years
Computer hardware and software	3 to 7 years
Capital leases	Remaining life of lease

Burger King Franchise Rights. Fees for initial franchises and renewals are amortized using the straight-line method over the term of the agreement, generally twenty years. Acquisition costs allocated to franchise rights are amortized using the straight-line method, principally over the remaining lives of the acquired leases, including renewal options, but not in excess of 40 years.

Annual amortization expense for all franchise rights is estimated to be $4.6 million in 2004, $4.5 million in 2005, $4.4 million in 2006, $4.3 million in 2007 and $4.1 million in 2008.

CARROLS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2003, 2002 and 2001

(in thousands of dollars)

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

As of January 1, 2002, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” which supercedes Accounting Principles Board (“APB”) Opinion 17, “Intangible Assets.” Under SFAS 142, goodwill and intangible assets with indefinite lives are no longer amortized, effective January 1, 2002, but are to be tested at least annually for impairment. The Company performs its impairment evaluation annually at December 31. Separable intangible assets with defined lives will continue to be amortized over their useful lives.

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

Deferred Financing Costs. Financing costs, that are included in other assets and were incurred in obtaining long-term debt and financing obligations, are capitalized and amortized over the life of the related obligation on an effective interest basis for costs associated with the Company’s unsecured senior subordinated notes and on a straight-line basis for costs associated with the Company’s senior credit facility.

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

CARROLS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2003, 2002 and 2001

(in thousands of dollars)

Restaurant Revenue Recognition. Restaurant sales are recognized at time of sale on substantially a cash basis.

Royalty Revenues associated with Pollo Tropical and Taco Cabana restaurants. Royalty revenues are based on a percent of gross sales and are recorded as income when earned.

Income Taxes. The Company and its subsidiaries file a consolidated federal income tax return.

Advertising Costs. All advertising costs are expensed as incurred.

Self Insurance. The Company is generally self-insured for workers compensation, general liability and medical insurance. The Company maintains stop loss coverage for both individual and aggregate claim amounts. Losses are accrued based upon the Company’s estimates of the aggregate liability for claims based on Company experience and certain actuarial methods used to measure such estimates. The Company does not discount any of its self-insurance obligations.

Fair Value of Financial Instruments. The following methods were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate the fair value:

•	Current Assets and Liabilities. The carrying value of cash and cash equivalents and accrued liabilities approximates fair value because of the short maturity of those instruments.

•	Senior Subordinated Notes. The fair values of outstanding senior subordinated notes are based on quoted market prices. The fair values at December 31, 2003 and 2002 are approximately $174.5 million and $146.6 million, respectively.

•	Revolving and Term Loan Facilities. Rates currently available to the Company for debt with similar terms and remaining maturities are used to estimate fair value. The recorded amounts, as of December 31, 2003 and 2002, approximated fair value.

Stock-Based Compensation. SFAS 123, “Accounting for Stock-Based Compensation,” permits entities to recognize as an expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS 123 allows entities to continue to apply the provisions of APB 25 and provide pro forma net income disclosures for employee stock option grants as if the fair-value-based method defined in SFAS 123 has been applied. In December 2002, the Financial Accounting Standards Board issued SFAS 148, “Accounting for Stock-Based Compensation Transition and Disclosure,” amending SFAS 123. SFAS 148 provides revised methods of transition if a company elects to change to the fair-value-based method of accounting for stock-based compensation. Additionally, SFAS 148 requires disclosure in both annual and interim financial statements about the method of accounting for stock-based compensation and the effect of the method used on

CARROLS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2003, 2002 and 2001

(in thousands of dollars)

reported results. As required, the Company has provided these disclosures in both its annual and interim financial statements. The Company has not elected to change to the fair value-based-method of accounting for stock-based compensation and will continue applying the provisions of APB 25 and provide the pro forma disclosure provisions of SFAS 123.

Recent Accounting Pronouncements. The Company has adopted FASB Interpretation No. 45, “Guarantors Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others” (“FIN 45”), an interpretation of FASB Statements No. 5, 57 and 107 and a rescission of FASB Interpretation No. 34. FIN 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. FIN 45 also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provisions were applicable to guarantees issued or modified after December 31, 2002. The adoption of FIN 45 has had no material impact on our financial statements.

In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”), an interpretation of Accounting Research Bulletin (“ARB”) No. 51. FIN 46 is intended to clarify the application of the majority voting interest requirement of ARB No. 51, “Consolidated Financial Statements”, to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The controlling financial interest may be achieved through arrangements that do not involve voting interests. A company that holds variable interests in an entity will need to consolidate the variable interest entity (“VIE”) if the company’s interest in the VIE is such that the company will absorb a majority of the VIE’s expected losses and/or receive a majority of the entity’s expected residual returns, if they occur. FIN 46 also requires additional disclosures by primary beneficiaries and other significant variable interest holders. FIN 46 may be applied prospectively with a cumulative-effect adjustment as of the date on which it is first applied or by restating previously issued financial statements for one or more years with a cumulative-effect adjustment as of the beginning of the first year restated. FIN 46 is effective immediately to a VIE created or obtained after January 31, 2003. FIN 46, as amended, became effective for variable interests in a VIE created before February 1, 2003 at December 31, 2003.

FIN 46 has been subsequently modified, clarified and replaced by the issuance of FIN 46R on December 23, 2003. Relative to FIN 46, FIN 46R a) essentially excludes operating businesses from its provisions subject to four conditions, b) states the provisions of FIN 46R are not required to be applied if a company is unable, subject to making an exhaustive effort, to obtain the necessary information, c) includes new definitions and examples of what variable interests are, d) clarifies and changes the definition of a variable interest entity, and e) clarifies and changes the definition and treatment of de facto agents, as that term is defined in FIN 46 and FIN 46R. FIN 46R was issued December 23, 2003 and, for the Company, is effective no later than the end of the first quarter of 2005. The Company is currently reviewing the new provisions of FIN 46R.

CARROLS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2003, 2002 and 2001

(in thousands of dollars)

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

Fiscal Year. The Company uses a 52-53 week fiscal year ending on the Sunday closest to December 31. All references herein to fiscal years (52 weeks) December 30, 2001, December 29, 2002 and December 28, 2003 will be referred to as fiscal years December 31, 2001, 2002 and 2003, respectively.

Reclassifications. Certain amounts for prior years have been reclassified to conform to the current year presentation.

2. Restatement of Previously Issued Financial Statements

The Company has restated its financial statements including applicable footnotes for periods ended prior to December 31, 2003 to report real estate transactions for 86 restaurants consummated during 1991 to 2000 as financing transactions under SFAS No. 98 “Accounting for Leases” rather than as sale/leaseback transactions as previously reported. The impact of the restatement is to record on the Company’s balance sheets the property and equipment of the restaurants subject to these transactions and record the proceeds from these transactions, (including the gains previously deferred) as a form of debt financing. The restatement also impacted our operating results by increasing the depreciation expense for the property and equipment subject to these transactions and recharacterizing the lease payments previously reported as rent expense for these restaurants as principal repayments and interest expense. There was no impact on sale/leaseback transactions that were consummated in 2002 and 2003.

As a result of the restatement, the Company was in default related to certain required financial leverage ratios and other covenants under its senior secured credit facility. The Company has obtained a waiver from its senior secured lenders of any prior non-compliance resulting from the restatement. In addition, the Company’s senior credit facility has been amended to exclude all adjustments resulting from this restatement on its financial covenant requirements and to treat on a prospective basis the specified leases as if no restatement or recharacterization has occurred.

The following table sets forth the previously reported amounts and the restated amounts reflected in the accompanying consolidated financial statements:

	December 31, 2002
	As Previously Reported	As Restated
Consolidated Balance Sheet:
Property and equipment, net	$219,686	$288,288
Accumulated depreciation and amortization on property and equipment	146,782	168,523
Deferred income taxes	535	5,321
Other assets	9,820	11,713
Total assets	472,107	547,388

Current portion of financing obligations	—	2,017
Total current liabilities	59,358	61,375
Financing obligations, net of current portion	—	84,685
Deferred income-sale/leaseback of real estate	5,887	2,523
Total liabilities	445,448	528,786

Retained earnings (accumulated deficit)	2,174	(5,883)
Total stockholder's equity	26,659	18,602

Total liabilities and stockholder's equity	472,107	547,388
	Year Ended

	December 31, 2002		December 31, 2001
	As Previously Reported	As Restated	As Previously Reported	As Restated
Consolidated Statement of Operations:
Restaurant rent expense	$39,423	$30,494	$40,042	$31,207
Depreciation and amortization	39,580	44,051	43,495	47,966
Total operating expenses	611,223	606,765	625,901	621,537

Income from operations	45,804	50,262	30,388	34,752
Interest expense	27,532	34,955	32,988	40,552

Income (loss) before income taxes	18,272	15,307	(2,600)	(5,800)
Provision for income taxes	6,668	5,593	1,364	274

Net income (loss)	11,604	9,714	(3,964)	(6,074)

Consolidated Statements of Cash Flows:
Net income (loss)	$11,604	$9,714	$(3,964)	$(6,074)
Depreciation and amortization	39,580	44,051	43,495	47,966
Deferred income taxes	6,628	5,553	(599)	(1,688)
Other	(406)	(143)	691	952
Net cash provided from operating activities	54,195	55,964	46,435	47,968

Principal payments on financing obligations	—	(1,769)	—	(1,533)
Net cash provided from (used for) financing activities	1,009	(760)	2,414	881
Interest paid on long-term debt and financing obligations	27,635	35,058	33,717	41,281

Consolidated Statements of Stockholder's Equity:
	Retained Earnings (Accumulated Deficit)		Total Stockholder's Equity
	As Previously Reported	As Restated	As Previously Reported	As Restated
Balance at December 31, 2000	$(5,466)	$(9,523)	$19,019	$14,962
Net loss	(3,964)	(6,074)	(3,964)	(6,074)

Balance at December 31, 2001	(9,430)	(15,597)	15,055	8,888
Net income	11,604	9,714	11,604	9,714

Balance at December 31, 2002	$2,174	$(5,883)	$26,659	$18,602

The accumulated deficit previously reported at December 31, 2000 of $5,466 has been restated to $9,523, which is an increase of $4,057, to reflect the effect of the restatement adjustments for the periods prior to fiscal 2001. Such cumulative adjustments also had the corresponding effect of increasing property and equipment by $77,303, increasing other assets by $2,135 for the transactional costs associated with the financing obligations, increasing deferred tax assets by $2,620, increasing financing obligations by $90,004 and decreasing deferred income on sale/leaseback of real estate by $3,889.

All previously reported amounts affected by the restatement that appear elsewhere in these footnotes to the consolidated financial statements have also been restated.

3. Property and Equipment and Intangible Assets

Property and equipment at December 31 consist of the following:

	2003	2002 As Restated Note 2
Land	$14,700	$32,294
Buildings and improvements	34,446	48,231
Leasehold improvements	107,463	107,663
Equipment	171,092	165,007
Assets subject to financing obligations	90,343	90,343
Capital leases	12,961	13,273

	431,005	456,811
Less accumulated depreciation and amortization	(194,652)	(168,523)

	$236,353	$288,288

Capital lease assets pertain to buildings leased for certain restaurant locations. Accumulated amortization pertaining to capital lease assets at December 31, 2003 and 2002 was $12,030 and $11,710, respectively. Assets subject to financing obligations pertain to certain land and buildings which have been sold and accounted for as financing transactions. Accumulated depreciation pertaining to assets subject to financing obligations at December 31, 2003 and 2002 was $26,092 and $21,741, respectively. Depreciation expense for the years ended December 31, 2003, 2002 and 2001 was $40,611, $36,851 and $35,361, respectively.

The Company reviews its long-lived assets, excluding goodwill, for impairment at the restaurant level. If an indicator of impairment exists for any of the assets, an estimate of undiscounted future cash flows produced by each restaurant is compared to that restaurants’ carrying value. If an asset is determined to be impaired, the loss is measured by the excess of the carrying amount of the asset over its fair value. For the years ended December 31, 2003, 2002 and 2001, the Company has recorded impairment charges, included in depreciation and amortization, of $706, $1,033 and $578, respectively, related to all of its property and equipment for certain of its operating Burger King restaurants and $3,445, $253 and $0, respectively, related to all of its property and equipment for certain of its operating Taco Cabana restaurants.

CARROLS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2003, 2002 and 2001

(in thousands of dollars)

As of January 1, 2002, the Company adopted SFAS 142, “Goodwill and Other Intangible Assets,” which supercedes APB Opinion 17, “Intangible Assets.” Under SFAS 142, goodwill and intangible assets with indefinite lives are no longer amortized, effective January 1, 2002, but are to be tested at least annually for impairment. Separable intangible assets with defined lives will continue to be amortized over their useful lives. The provisions of SFAS 142 apply to goodwill and intangible assets acquired before and after the statement’s effective date. SFAS 142 required the Company to complete Step 1 of a transitional goodwill impairment test by June 30, 2002. Step 1 required the comparison of the fair value of a reporting unit to its carrying value at January 1, 2002 to determine whether there was an indicated transitional goodwill impairment. Our evaluation of impairment under Step 1 of the transitional goodwill impairment test indicated that our reporting units’ fair values are above their carrying values at January 1, 2002 and that there is no transitional goodwill impairment charge required.

The Company has elected to annually test for goodwill impairment at December 31. In accordance with SFAS 142, the Company has determined its reporting units to be at the operating segment level. The Company’s operating segments include: Burger King, operating as a franchisee, Pollo Tropical and Taco Cabana, both Company owned concepts. At December 31, 2003, using the market multiple method of valuation, the identified reporting units were measured for goodwill impairment by comparing the fair value of the reporting unit goodwill with the carrying amount of the goodwill. The result of this test determined there has been no goodwill impairment.

Provided below is a reconciliation of restated financial statement information to pro forma amounts that reflect the elimination of goodwill amortization for the comparable annual period prior to adoption of SFAS 142, for the year ended December 31:

2001 Note 2
Net income (loss), as restated	$(6,074)
Add: Goodwill amortization, net of tax	4,966

Pro forma net income	$(1,108)

Intangible assets at December 31 consist of the following:

	2003	2002
Goodwill, net of accumulated amortization of $10,053 and $9,902, respectively	$123,861	$124,012
Trademarks, net of accumulated amortization of $36 and $36, respectively	228	228
Other, net of accumulated amortization of $169 and $123, respectively	755	806

	$124,844	$125,046

CARROLS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2003, 2002 and 2001

(in thousands of dollars)

Goodwill for Burger King and Pollo Tropical was $1,450 and $57,154, respectively, at both December 31, 2003 and 2002. Taco Cabana goodwill at December 31, 2003 and 2002 was $65,257 and $65,408, respectively.

Amortization expense of intangible assets for the years ended December 31, 2003, 2002 and 2001 was $201, $63 and $5,048, respectively.

Annual amortization expense for all intangible assets is estimated to be $23 in the year 2004 and $0 in years 2005 through 2008.

4. Other Liabilities, Long-Term

Other liabilities, long-term, at December 31, consist of the following:

	2003	2002
Unearned purchase discounts	$10,888	$13,330
Accrued occupancy costs	8,012	12,035
Other	8,627	4,207

	$27,527	$29,572

Unearned purchase discounts are amortized as a reduction of cost of sales either over the life of the supplier contract or the estimated purchase commitment period. In 2000, Burger King Corporation arranged for the Coca-Cola Company and Dr. Pepper/Seven-Up, Inc. to provide funding to franchisees in connection with Burger King’s transformation initiatives. The Company received approximately $19.8 million in 2000 and $1.6 million in 2001 under this arrangement with these suppliers. The total amount of these purchase discounts amortized for the years ended December 31, 2003, 2002 and 2001 was $2.2 million, $2.2 million and $2.0 million, respectively.

Accrued occupancy costs include obligations pertaining to closed restaurant locations, contingent rent and accruals to expense operating lease rental payments on a straight-line basis over the lease term.

5. Leases

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

Deferred gains have been recorded as a result of certain sale/leaseback transactions and are being amortized over the lives of the related leases. These related leases have been classified as operating leases and generally contain a twenty-year initial term with renewal options.

CARROLS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2003, 2002 and 2001

(in thousands of dollars)

Minimum rent commitments under capital and non-cancelable operating leases at December 31, 2003 were as follows:

Years Ending	Capital	Operating As Restated Note 2
2004	$554	$32,673
2005	534	31,284
2006	438	29,010
2007	289	26,001
2008	114	22,758
Thereafter	130	168,088

Total minimum lease payments	2,059	$309,814

Less amount representing interest	(444)

Total obligations under capital leases	1,615
Less current portion	(388)

Long-term obligations under capital leases	$1,227

Total rent expense on operating leases, including percentage rent on both operating and capital leases, for the past three fiscal years was as follows:

	2003	2002 As Restated Note 2	2001 As Restated Note 2
Minimum rent on real property	$29,395	$27,328	$27,525
Additional rent based on a percentage of sales	1,988	3,166	3,682

Restaurant rent expense	31,383	30,494	31,207

Administrative rent	799	747	767
Equipment rent	373	294	255

	$32,555	$31,535	$32,229

CARROLS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2003, 2002 and 2001

(in thousands of dollars)

6. Long-Term Debt

Long-term debt at December 31 consisted of:

	2003	2002
Collateralized:
Senior Credit Facility:
Revolving credit facility	$600	$52,800
Term loan A facility	46,500	56,500
Term loan B facility	77,000	78,000
Other notes payable	117	964
Unsecured 9.5% senior subordinated notes	170,000	170,000
Capital leases	1,615	2,081

	295,832	360,345
Less current portion	(14,005)	(12,299)

	$281,827	$348,046

Senior Credit Facility:

On December 19, 2000, the Company entered into a senior credit facility with JP Morgan Chase Bank, as agent and lender, and other lenders as parties thereto. This senior credit facility was used to finance the acquisition of Taco Cabana, Inc. and to refinance outstanding amounts under the Company’s previous credit facility. The facility provides for total borrowings of $200 million and consists of a $50 million revolving credit facility (including a standby letter of credit facility for up to $20 million), a $70 million term loan A facility and an $80 million term loan B facility.

Borrowings under the revolving credit facility may be used to finance permitted acquisitions and new store development, or for working capital and general corporate purposes. The average weighted interest rate on outstanding borrowings under our revolving credit facility of December 31, 2003 and 2002 was 4.5% and 5.1%, respectively. After reserving $10.2 million for letters of credit guaranteed by the facility, $39.2 million is available for borrowings under the revolving credit facility.

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

Years Ended December 31, 2003, 2002 and 2001

(in thousands of dollars)

The revolving credit facility and the term loan A facility expire on December 31, 2005. However, the revolving credit facility is eligible for a one-year extension based upon request and unanimous approval of the lenders. The term loan B facility expires on December 31, 2007. Amounts under the term loan A facility are repayable as follows:

1)	an aggregate of $12.5 million payable in four quarterly installments in 2004;

2)	an aggregate of $9.4 million payable in three quarterly installments in 2005; and

3)	a final payment of $24.6 million payable upon the term loan A facility’s maturity on December 31, 2005.

Amounts under the term loan B facility are repayable as follows:

1)	an aggregate of $1.0 million payable in four quarterly installments for each of the years 2004 and 2005;

2)	an aggregate of $35.0 million payable in four quarterly installments in 2006;

3)	an aggregate of $26.2 million payable in three quarterly installments in 2007; and

4)	a final payment of $13.8 million payable upon the term loan B facility’s maturity on December 31, 2007.

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

Restrictive covenants under the senior subordinated notes and the senior credit facility include limitations with respect to the Company’s ability to issue additional debt, incur liens, sell or acquire assets or businesses, pay dividends and make certain investments. The Company was in compliance at December 31, 2003 with the restrictive covenants with the indenture governing the senior subordinated notes. In addition, the senior credit facility requires the Company to meet certain financial ratio tests. As a result of the restatement of the Company’s previously issued financial statements as discussed in Note 2, the Company was in default related to certain required financial leverage ratios and other covenants under its senior secured credit facility. The Company has obtained a waiver from its senior secured lenders of any prior non-compliance and defaults resulting from the restatement. In addition, the Company’s senior credit facility has been amended to exclude all adjustments resulting from this restatement on its financial covenant requirements and to treat on a prospective basis the specified leases as if no restatement or recharacterization has occurred.

CARROLS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2003, 2002 and 2001

(in thousands of dollars)

Other Notes Payable:

The Company, as required by Burger King Corporation, purchased frozen Coke machines in 2001 and 2000 for all of its Burger King restaurants. The Company has financed these purchases under an arrangement with Burger King Corporation and Coca-Cola Financial. These notes are generally for a 39-month term and bear interest at annual interest rates ranging from 8.2% to 9.5%. At December 31, 2003 and 2002, these notes totaled $117 and $964, respectively.

At December 31, 2003, principal payments required on all long-term debt are as follows:

2004	$14,005
2005	36,011
2006	35,360
2007	40,246
2008	170,095
Thereafter	115

$295,832

The weighted average interest rate on all debt for the years ended December 31, 2003, 2002 and 2001 was 7.2%, 7.3% and 8.5%, respectively.

7. Financing Obligations

As discussed in Note 2 to the consolidated financial statements the Company’s financial statements as previously reported for the years ended December 31, 2001, 2002 and for the first nine months of 2003 have been restated to account for certain sales of real estate as financing transactions under SFAS No. 98, “Accounting For Leases”, rather than as sale/leaseback transactions as previously reported in the Company’s financial statements.

The adjustments in the restated financial statements classify the proceeds from these sales, including gains previously deferred over the related lease terms, as financing obligations on the Company’s balance sheet. Also, the payments under these leases have been reclassified from rent expense to payments of interest and principal on the underlying financing obligations.

These leases generally contain an initial term of twenty years plus renewal options. The rent payable under such leases includes a minimum rent provision and, in some cases, includes a percentage of sales provision. These leases also require payment of property taxes, insurance and utilities.

At December 31, 2003, payments required on financing obligations are as follows:

2004	$9,365
2005	9,459
2006	9,560
2007	9,675
2008	10,058
Thereafter, through 2020	105,561

Total payments	153,678
Less amount representing interest	(68,993)

Total financing obligation	84,685
Less current portion	(2,288)

Long-term financing obligations	$82,397

The interest rates on financing obligations range from 7.2% to 10.2%.

8. Other Expense

During the fourth quarter of 2001, management made the decision to close seven Taco Cabana restaurants in the Phoenix, Arizona market and discontinue restaurant development underway in that market. This decision resulted in a charge to other expense of $8.8 million in the fourth quarter of 2001, comprised of $7.1 million in asset impairments, primarily leasehold improvements, $1.0 million in future occupancy costs and $0.7 million in other exit costs estimated to be incurred over a two-year period. The Company closed one restaurant in December 2001 and the remaining six restaurants in February 2002. For the years ended December 31, 2002 and 2001, these restaurants had net sales of $0.4 million and $3.9 million, respectively, with losses before interest, income taxes, depreciation and amortization of $0.2 million and $1.0 million, respectively. At December 31, 2003, the Company had $0.6 million in lease liability reserves and $0.3 million in other exit cost reserves related to these restaurants.

CARROLS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2003, 2002 and 2001

(in thousands of dollars)

9. Income Taxes

The income tax provision was comprised of the following for the years ended December 31:

	2003	2002 As Restated Note 2	2001 As Restated Note 2
Current:
Federal	$1,405	$(591)	$493
Foreign	279	272	283
State	214	359	912

	1,898	40	1,688

Deferred (prepaid):
Federal	(405)	5,699	(1,164)
State	274	(146)	(250)

	(131)	5,553	(1,414)

	$1,767	$5,593	$274

The components of deferred income tax assets and liabilities at December 31, are as follows:

	2003	2002 As Restated Note 2
Current deferred tax assets:
Accounts receivable and other reserves	$249	$277
Accrued vacation benefits	1,533	1,376
Other accruals	2,695	1,990
Net operating loss carryforwards	1,809	5,811

Total current deferred tax assets	6,286	9,454

Long term deferred tax assets/(liabilities):
Deferred income on sale/leaseback of certain real estate	10,213	6,768
Postretirement benefit expenses	1,189	1,014
Property and equipment depreciation	(13,072)	(11,854)
Net operating loss carryforwards	926	1,519
Amortization of intangible assets	(5,768)	(4,737)
Occupancy costs	4,838	4,936
Tax credit carryforwards	6,203	4,449
Unearned purchase discounts	3,442	2,561
Other	648	665

Total long-term net deferred tax assets	8,619	5,321

Total net deferred tax assets	$14,905	$14,775

CARROLS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2003, 2002 and 2001

(in thousands of dollars)

The Company has net operating loss carryforwards for Federal income tax purposes of approximately $5.3 million at December 31, 2003 that are not limited to their utilization. The net operating loss carryforwards expire in varying amounts beginning in 2014 through 2023. In addition, the Company has available Federal alternative minimum tax credit carryforwards of $3.7 million with no expiration date and Federal Work Opportunity tax credit carryforwards of $2.6 million that begin to expire in 2018.

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

A reconciliation of the statutory federal income tax rate to the effective tax rates for the years ended December 31, is as follows:

	2003		2002 As Restated Note 2		2001 As Restated Note 2
Statutory federal income tax rate	$1,400	33.9%	$5,239	34.1%	$(1,971)	(34.0)%
State income taxes, net of federal benefit	335	8.1	154	1.0	268	4.6
Non-deductible expenses	359	8.7	305	2.0	1,982	34.2
Foreign taxes	279	6.7	273	1.8	284	4.9
Employment tax credits	(354)	(8.6)	(202)	(1.3)	(190)	(3.3)
Deferred revaluation	(176)	(4.3)	—	—	—	—
Miscellaneous	(76)	(1.8)	(176)	(1.1)	(99)	(1.7)

	$1,767	42.7%	$5,593	36.5%	$274	4.7%

In 2003 and 2002 non-deductible expenses consist primarily of the amortization of certain franchise rights. In 2001 non-deductible expenses also include the amortization of non-deductible goodwill.

10. Stockholder’s Equity

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

Years Ended December 31, 2003, 2002 and 2001

(in thousands of dollars)

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

Stock Options for Carrols Class Stock. In 1996, Holdings adopted a stock option plan entitled the 1996 Long-Term Incentive Plan (“1996 Plan”) and authorized a total of 106,250 shares. The number of shares reserved and authorized under this plan was increased to 111,250 in 2001 and to 189,325 in 2002. Options under this plan generally vest over a four-year period. In 1998, Holdings adopted the 1998 Directors’ Stock Option Plan (“1998 Directors’ Plan”) authorizing to grant up to 10,000 options to non-employee Directors. Options under this plan are exercisable over four years. In addition, in conjunction with the 1997 sale of Holdings common stock to Madison Dearborn, additional options not part of the 1996 Plan for 32,427 shares at a price of $101.76 were granted with vesting over a five-year period. As a result of the adoption of the Pollo Tropical tracking stock, the stock options under these plans were redesignated as options of Holdings’ Carrols class common stock. On February 26, 2003, the Carrols Holdings’ Compensation Committee extended the expiration date to February 29, 2012 for the Non Plan options and the 1996 Plan options, granted prior to March 1, 2002, for all executive officers and certain other officers of the Company.

CARROLS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2003, 2002 and 2001

(in thousands of dollars)

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

A summary of all option activity under Holdings’ stock option plans for the years ended December 31, 2003, 2002 and 2001 was as follows:

	NonPlan Options	1996 Plan	Directors Plan	Pollo Plan	Taco Plan
Outstanding at December 31, 2000	32,427	104,698	2,000	82,000	—
Granted	—	5,880	500	—	201,000
Canceled	—	(1,399)	—	(3,750)	(6,000)

Outstanding at December 31, 2001	32,427	109,179	2,500	78,250	195,000
Granted	—	71,435	500	7,700	132,000
Canceled	—	(511)	—	(1,875)	(21,000)

Outstanding at December 31, 2002	32,427	180,103	3,000	84,075	306,000
Granted	—	5,250	500	6,900	99,500
Cancelled	—	(1,705)	—	(200)	(71,500)

Outstanding at December 31, 2003	32,427	183,648	3,500	90,775	334,000

Grant Prices (in whole dollars):
2001	$—	$113.00	$113.00	$—	$11.50
2002	—	113.00	113.00	153.00	12.50
2003	—	124.00	124.00	164.00	14.25
Average Option Price (in whole dollars):
At December 31, 2001	$101.76	$107.51	$116.60	$96.60	$11.50
At December 31, 2002	101.76	109.65	116.00	101.66	11.92
At December 31, 3003	101.76	110.00	117.14	106.29	12.59
Options Exercisable:
At December 31, 2001	25,943	99,678	1,750	48,550	39,000
At December 31, 2002	32,427	170,725	2,250	62,065	96,600
At December 31, 2003	32,427	175,426	2,750	77,480	141,200

CARROLS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2003, 2002 and 2001

(in thousands of dollars)

Had compensation cost been determined based upon the fair value of the stock options at grant date consistent with the method of SFAS 123, the Company’s pro-forma net income (loss) would have been $2,111, $8,579 and ($6,379) for the years ended December 31, 2003, 2002 and 2001, respectively.

The fair value of each option grant was estimated using the minimum value option pricing model with the following weighted-average assumptions:

	2003	2002	2001
Risk-free interest rate	3.17%	4.40%	4.99%
Annual dividend yield	0%	0%	0%
Expected life	5 years	5 years	5 years

11. Business Segment Information

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

CARROLS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2003, 2002 and 2001

(in thousands of dollars)

	Burger King Restaurants	Pollo Tropical	Taco Cabana	Other	Consolidated
	($ in thousands)
Year Ended December 31, 2003:
Revenues	$353,310	$110,194	$181,481	$—	$644,985
Cost of Sales	94,360	33,260	53,562	—	181,182
Restaurant wages and related expenses	113,996	28,105	52,214	—	194,315
Depreciation and amortization	26,017	4,834	12,222	4,280	47,253
Income from operations	10,870	17,719	12,189	(4,280)	36,498
Identifiable assets	208,008	43,612	72,885	162,369	486,874
Capital expenditures, excluding acquisitions	7,845	4,490	16,505	1,404	30,244

Year Ended December 31, 2002 (as restated):
Revenues	$380,119	$101,497	$175,411	$—	$657,027
Cost of sales	101,851	30,805	51,320	—	183,976
Restaurant wages and related expenses	118,754	26,497	51,007	—	196,258
Depreciation and amortization	26,858	4,395	8,406	4,392	44,051
Income from operations	16,794	17,988	19,872	(4,392)	50,262
Identifiable assets	234,503	53,740	91,347	167,798	547,388
Capital expenditures, excluding acquisitions	26,731	9,257	16,749	1,418	54,155

Year Ended December 31, 2001 (as restated):
Revenues	$380,875	$97,611	$177,803	$—	$656,289
Cost of sales	107,054	31,048	51,845	—	189,947
Restaurant wages and related expenses	117,115	23,961	51,842	—	192,918
Depreciation and amortization	25,767	4,175	8,923	9,101	47,966
Other expense	—	—	8,841	—	8,841
Income from operations	17,452	17,910	8,491	(9,101)	34,752
Identifiable assets	238,239	53,584	84,719	175,569	552,111
Capital expenditures, excluding acquisitions	28,992	8,352	8,401	1,830	47,575

12. Contingencies

On November 16, 1998, the Equal Employment Opportunity Commission (“EEOC”) filed suit in the United States District Court for the Northern District of New York (the “Court”), under Title VII of the Civil Rights Act of 1964, as amended, against the Company. The complaint alleges that the Company has engaged in a pattern and practice of unlawful discrimination, harassment and retaliation against former and current female employees of the Company over the course of many years. At present, the EEOC has identified approximately 450 individuals it believes represent the class of claimants. The EEOC is seeking monetary and injunctive relief from the Company.

CARROLS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2003, 2002 and 2001

(in thousands of dollars)

On January 15, 2004, the Company filed a renewed Motion for Summary Judgment (the “Motion”). The Court held oral argument on the Motion on March 12, 2004 and has taken the Motion under submission. It is not possible to predict whether the Company will prevail on the Motion which, subject to possible appeals by the EEOC, would effectively end the case. If the Company does not prevail on the Motion the case will proceed to trial. It is too early to make an evaluation of the likelihood of an unfavorable outcome or estimate of the amount or range of potential loss. Consequently, it is not possible to predict what adverse impact, if any, this case could have on the Company’s financial condition or results of operations and cash flows. The Company intends to continue to contest the case vigorously and believe it is without merit.

The Company is a party to various other litigation matters incidental to the conduct of its business. The Company does not believe that the outcome of any of these matters will have a material adverse effect on its financial condition or results of operations and cash flows

13. Retirement Plans

Prior to July 1, 2002, the Company offered three retirement plans, a savings plan for its salaried Burger King employees (the “Carrols Corporation Retirement Savings Plan”) and 401(k) plans for its Pollo Tropical employees (the “Pollo Tropical 401(k) Plan”) and its Taco Cabana employees (the “Taco Cabana Plan”).

Effective July 1, 2002, the Company restated the Carrols Corporation Retirement Savings Plan, and the Pollo Tropical 401(k) Plan and the Taco Cabana Plan merged into the Carrols Corporation Plan. Under the restated plan, the Company’s contributions begin to vest after one year and fully vest after five years of service. A year of service is defined as a plan year during which an employee completes at least 1,000 hours of service. The Company’s contributions are equal to 50% of the employee’s contribution to a maximum Company contribution of $520 annually. The plan includes a savings option pursuant to section 401(k) of the Internal Revenue Code in addition to a post tax savings option. Participating employees may contribute up to 18% of their salary annually to either of the savings options, subject to other limitations. The employees have various investment options available under a trust established by the plan. The Carrols Corporation Retirement Savings Plan expense, including Company contributions, was $471, $468 and $327 for the years ended December 31, 2003, 2002 and 2001, respectively.

Under the Pollo Tropical 401(k) Plan, all employees who were age 21 or older and who had been credited with at least 1,000 hours of service within 12 consecutive months were eligible to participate in the plan. Employees could contribute up to 15% of their salary on a pre-tax basis, and could self-direct contributions to various investment options. The Company made discretionary matching contributions, which were allocated to participants based on the participant’s eligible deferrals during the plan year. Company contributions vested at a rate of 33% for each year of service. Company contributions to the Pollo Tropical 401(k) Plan totaled $21 and $24 for the years ended December 31, 2002 and 2001, respectively.

CARROLS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2003, 2002 and 2001

(in thousands of dollars)

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

14. Postretirement Benefits

The Company provides postretirement medical and life insurance benefits covering substantially all Burger King administrative and restaurant management salaried employees. The following is the plan status and accumulated postretirement benefit obligation (APBO) at December 31, 2003 and 2002:

	2003	2002
Change in benefit obligation:
Benefit obligation at beginning of the year	$3,331	$2,710
Service cost	287	223
Interest cost	232	195
Plan participant’s contributions	2	2
Amendments, curtailments, special terminations	—	—
Actuarial loss	610	333
Benefits paid	(152)	(132)

Benefit obligation at end of the year	4,310	3,331

Change in plan assets:
Fair value of plan assets at end of year	—	—

Funded status	4,310	3,331
Unrecognized prior service cost	133	163
Unrecognized actuarial net loss	(1,481)	(909)

Accrued benefit cost	$2,962	$2,585

Weighted average assumptions as of December 31:
Discount rate	6.15%	6.75%

CARROLS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2003, 2002 and 2001

(in thousands of dollars)

For measurement purposes, the 2003 and 2002 annual rates of increase are assumed to be 8.5% and 9%, respectively, for medical benefits and 12% and 13%, respectively, for prescriptions drug benefits, each rate of increase decreasing gradually to 5% in 2010, and remaining at that level thereafter.

	2003	2002	2001
Components of net periodic benefit cost:
Service cost	$287	$223	$167
Interest cost	232	195	147
Amortization of gains and losses	37	18	—
Amortization of unrecognized prior service cost	(30)	(30)	(30)

Net periodic postretirement benefit cost	$526	$406	$284

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A 1% change in the health care cost trend rates would have the following effects:

	Increase	Decrease
Effect on total of service and interest cost components	$113	$(90)
Effect on postretirement benefit obligation	811	(660)

CARROLS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2003, 2002 and 2001

(in thousands of dollars)

15. Guarantor Financial Statements

The $170 million senior subordinated notes of the Company are guaranteed by certain of the Company’s subsidiaries (“Guarantor Subsidiaries”), all of which are wholly-owned by the Company. These subsidiaries are:

Carrols Realty Holdings

Carrols Realty I Corp.

Carrols Realty II Corp.

Carrols J.G. Corp.

Quanta Advertising Corp.

Pollo Franchise, Inc.

Pollo Operations, Inc.

Taco Cabana, Inc.

TP Acquisition Corp.

T.C. Management, Inc.

Taco Cabana Management, Inc.

Get Real, Inc.

Texas Taco Cabana, L.P.

The following supplemental financial information sets forth on a condensed consolidating basis, consolidating balance sheets, statements of operations and statements of cash flows for the Parent Company only, Guarantor Subsidiaries and for the Company as of December 31, 2003 and 2002 and for the years ended December 31, 2003, 2002 and 2001.

For certain of the Company’s sale/leaseback transactions, Carrols Corporation has guaranteed on an unsecured basis the rental payments of its subsidiaries. In accordance with Emerging Issues Task Force Issue No. 90-14, “Unsecured Guarantee by Parent of Subsidiary’s Lease Payments in a Sale/Leaseback Transaction”, the Company has included in the following Guarantor Financial Statements amounts pertaining to these leases as if they were accounted for as financing transactions of the Guarantor subsidiaries. These adjustments are eliminated in consolidation.

During 2003, the Parent Company entered into an intercompany agreement, retroactive to January 1 2002, to charge interest to the Guarantor Subsidiaries. The retroactive interest recorded in 2003 was $11, 277.

CARROLS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONSOLIDATING BALANCE SHEET

December 31, 2003

(in thousands of dollars)

	Parent Company Only	Guarantor Subsidiaries	Eliminations	Combined Total
ASSETS
Current assets:
Cash and cash equivalents	$708	$1,706	$—	$2,414
Trade and other receivables, net	372	908	—	1,280
Inventories	3,413	1,523	—	4,936
Prepaid rent	1,309	1,225	—	2,534
Prepaid expenses and other current assets	1,150	2,893	—	4,043
Deferred income taxes	6,286	—	—	6,286

Total current assets	13,238	8,255	—	21,493

Property and equipment, net	118,489	142,060	(24,196)	236,353
Franchise rights, net	86,148	—	—	86,148
Intangible assets, net	1,473	123,371	—	124,844
Intercompany receivable (payable)	147,675	(147,675)	—	—
Investment in subsidiaries	14,206	—	(14,206)	—
Deferred income taxes	8,619	—	—	8,619
Other assets	6,163	4,601	(1,347)	9,417

Total assets	$396,011	$130,612	$(39,749)	$486,874

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Accounts payable	$10,918	$6,312	$—	$17,230
Accrued interest	1,549	—	—	1,549
Accrued payroll, related taxes and benefits	6,826	4,719	—	11,545
Other liabilities	6,757	8,140	—	14,897
Accrued income taxes payable	836	—	—	836
Current portion of long-term debt	13,758	247	—	14,005
Current portion of financing obligations	1,292	1,723	(727)	2,288

Total current liabilities	41,936	21,141	(727)	62,350

Long-term debt, net of current portion	281,176	651	—	281,827
Financing obligations, net of current portion	29,418	80,290	(27,311)	82,397
Deferred income, sale/leaseback of real estate	3,673	2,192	2,976	8,841
Accrued postretirement benefits	2,962	—	—	2,962
Other liabilities	15,876	11,621	30	27,527

Total liabilities	375,041	115,895	(25,032)	465,904

Stockholder’s equity	20,970	14,717	(14,717)	20,970

Total liabilities and stockholder’s equity	$396,011	$130,612	$(39,749)	$486,874

CARROLS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONSOLIDATING BALANCE SHEET

December 31, 2002

(in thousands of dollars)

	Parent Company Only	Guarantor Subsidiaries	Eliminations	Combined Total As Restated Note 2
ASSETS
Current assets:
Cash and cash equivalents	$715	$1,823	$—	$2,538
Trade and other receivables, net	351	955	—	1,306
Inventories	3,761	1,479	—	5,240
Prepaid rent	1,229	998	—	2,227
Prepaid expenses and other current assets	1,539	2,843	—	4,382
Refundable income taxes	1,253	—	—	1,253
Deferred income taxes	9,454	—	—	9,454

Total current assets	18,302	8,098	—	26,400

Property and equipment, net	140,931	151,872	(4,515)	288,288
Franchise rights, net	90,620	—	—	90,620
Intangible assets, net	1,523	123,523	—	125,046
Intercompany receivable (payable)	171,661	(171,661)	—	—
Investment in subsidiaries	22,293	—	(22,293)	—
Deferred income taxes	5,321	—	—	5,321
Other assets	7,928	4,012	(227)	11,713

Total assets	$458,579	$115,844	$(27,035)	$547,388

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Accounts payable	$10,344	$5,755	$—	$16,099
Accrued interest	1,415	—	—	1,415
Accrued payroll, related taxes and benefits	10,036	5,094	—	15,130
Other liabilities	6,498	7,917	—	14,415
Current portion of long-term debt	12,006	293	—	12,299
Current portion of financing obligations	1,118	1,266	(367)	2,017

Total current liabilities	41,417	20,325	(367)	61,375

Long-term debt, net of current portion	347,151	895	—	348,046
Financing obligations, net of current portion	30,710	59,104	(5,129)	84,685
Deferred income, sale/leaseback of real estate	1,628	146	749	2,523
Accrued postretirement benefits	2,585	—	—	2,585
Other liabilities	16,486	13,086	—	29,572

Total liabilities	439,977	93,556	(4,747)	528,786

Stockholder’s equity (deficit)	18,602	22,288	(22,288)	18,602

Total liabilities and stockholder’s equity	$458,579	$115,844	$(27,035)	$547,388

CARROLS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONSOLIDATING STATEMENT OF OPERATIONS

Year Ended December 31, 2003

(in thousands of dollars)

	Parent Company Only	Guarantor Subsidiaries	Eliminations	Combined Total
Revenues:
Restaurant sales	$353,310	$290,269	$—	$643,579
Franchise and royalty revenues and fees	—	1,406	—	1,406

Total revenues	353,310	291,675	—	644,985

Costs and expenses:
Cost of sales	94,360	86,822	—	181,182
Restaurant wages and related expenses	113,996	80,319	—	194,315
Restaurant rent expense	20,916	10,467	—	31,383
Other restaurant operating expenses	52,302	36,268	1,310	89,880
Advertising expense	14,923	12,428	—	27,351
General and administrative	20,026	16,292	805	37,123
Depreciation and amortization	29,284	18,585	(616)	47,253

Total operating expenses	345,807	261,181	1,499	608,487

Income from operations	7,503	30,494	(1,499)	36,498
Interest expense	27,582	5,764	983	32,363
Intercompany allocations	(29,502)	29,502	—	—

Income (loss) before income taxes	9,423	(4,772)	(516)	4,135
Provision for income taxes	(1,033)	2,800	—	1,767
Equity loss from subsidiaries	(8,088)	—	8,088	—

Net income (loss)	$2,368	$(7,572)	$7,572	$2,368

CARROLS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONSOLIDATING STATEMENT OF OPERATIONS

Year Ended December 31, 2002

(in thousands of dollars)

	Parent Company Only	Guarantor Subsidiaries	Eliminations	Combined Total As Restated Note 2
Revenues:
Restaurant sales	$380,119	$275,426	—	$655,545
Franchise and royalty revenues and fees	—	1,482	—	1,482

Total revenues	380,119	276,908	—	657,027

Costs and expenses:
Cost of sales	101,851	82,125	—	183,976
Restaurant wages and related expenses	118,754	77,504	—	196,258
Restaurant rent expense	22,155	8,339	—	30,494
Other restaurant operating expenses	54,547	32,773	15	87,335
Advertising expense	16,831	11,210	—	28,041
General and administrative	22,329	14,281	—	36,610
Depreciation and amortization	30,126	13,933	(8)	44,051

Total operating expenses	366,593	240,165	7	606,765

Income from operations	13,526	36,743	(7)	50,262
Interest expense	30,026	4,941	(12)	34,955
Intercompany allocations	(6,944)	6,944	—	—

Income (loss) before income taxes	(9,556)	24,858	5	15,307
Provision (benefit) for income taxes	(3,841)	9,434	—	5,593
Equity income from subsidiaries	15,429	—	(15,429)	—

Net income (loss)	$9,714	$15,424	$(15,424)	$9,714

CARROLS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONSOLIDATING STATEMENT OF OPERATIONS

Year Ended December 31, 2001

(in thousands of dollars)

	Parent Company Only	Guarantor Subsidiaries	Eliminations	Combined Total As Restated Note 2
Revenues:
Restaurant sales	$380,875	$273,835	—	$654,710
Franchise royalty revenues and fees	—	1,579	—	1,579

Total revenues	380,875	275,414	—	656,289

Costs and expenses:
Cost of sales	107,054	82,893	—	189,947
Restaurant wages and related expenses	117,115	75,803	—	192,918
Restaurant rent expense	22,380	8,827	—	31,207
Other restaurant operating expenses	54,289	32,146	—	86,435
Advertising expense	16,236	12,594	—	28,830
General and administrative	20,582	14,811	—	35,393
Depreciation and amortization	28,894	19,072	—	47,966
Other expense	—	8,841	—	8,841

Total operating expenses	366,550	254,987	—	621,537

Income from operations	14,325	20,427	—	34,752
Interest expense	35,282	5,270	—	40,552
Intercompany allocations	(6,947)	6,947	—	—

Income (loss) before income taxes	(14,010)	8,210	—	(5,800)
Provision (benefit) for income taxes	(5,244)	5,518	—	274
Equity income from subsidiaries	2,692	—	(2,692)	—

Net income (loss)	$(6,074)	$2,692	$(2,692)	$(6,074)

CARROLS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONSOLIDATING STATEMENT OF CASH FLOWS

Year Ended December 31, 2003

(in thousands of dollars)

	Parent Company Only	Guarantor Subsidiaries	Eliminations	Combined Total
Cash flows provided from (used for) operating activities:
Net income (loss)	$10,456	$(7,572)	$(516)	$2,368
Adjustments to reconcile net income (loss) to net cash provided from operating activities:
(Gain)/loss on disposal of property and equipment	(837)	(354)	805	(386)
Depreciation and amortization	29,284	18,585	(616)	47,253
Deferred income taxes	(130)	—	—	(130)
Changes in operating assets and liabilities	23,186	(23,991)	(61)	(866)

Net cash provided from (used for) operating activities	61,959	(13,332)	(388)	48,239

Cash flow used for investing activities:
Capital expenditures:
New restaurant development	(2,631)	(15,967)	—	(18,598)
Restaurant remodeling	(3,170)	(147)	—	(3,317)
Other restaurant expenditures	(2,044)	(4,881)	—	(6,925)
Corporate information systems	(850)	(554)	—	(1,404)

Total capital expenditures	(8,695)	(21,549)	—	(30,244)
Purchased properties for sale/leaseback	—	(3,149)	—	(3,149)
Proceeds from sales of non-operating properties	1,251	2,670	—	3,921

Net cash used for investing activities	(7,444)	(22,028)	—	(29,472)

Cash flows provided from (used for) financing activities:
Payments from revolving credit facility, net	(52,200)	—	—	(52,200)
Principal payments on term loans	(11,000)	—	—	(11,000)
Principal payments on financing obligations	(1,118)	(899)	—	(2,017)
Payments on other notes payable, net	(847)	—	—	(847)
Principal payments on capital leases	(155)	(291)	—	(446)
Proceeds from financing obligations, net	—	22,542	(22,542)	—
Financing costs associated with financing obligation	—	(1,159)	1,159	—
Proceeds from sale/leaseback transactions	10,872	14,976	21,771	47,619

Net cash provided from (used for) financing activities	(54,448)	35,169	388	(18,891)

Net increase (decrease) in cash and cash equivalents	67	(191)	—	(124)
Cash and cash equivalents, beginning of year	715	1,823	—	2,538

Cash and cash equivalents, end of year	$782	$1,632	$—	$2,414

CARROLS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONSOLIDATING STATEMENT OF CASH FLOWS

Year Ended December 31, 2002

(in thousands of dollars)

	Parent Company Only	Guarantor Subsidiaries	Eliminations	Combined Total As Restated Note 2
Cash flows provided from operating activities:
Net income (loss)	$(5,715)	$15,424	$5	$9,714
Adjustments to reconcile net income (loss) to net cash provided from operating activities:
Loss on disposal of property and equipment	—	24	—	24
Depreciation and amortization	30,126	13,933	(8)	44,051
Deferred income taxes	5,553	—	—	5,553
Changes in operating assets and liabilities	5,472	(8,848)	(2)	(3,378)

Net cash provided from operating activities	35,436	20,533	(5)	55,964

Cash flow used for investing activities:
Capital expenditures:
New restaurant development	(9,113)	(18,352)	—	(27,465)
Restaurant remodeling	(12,699)	(3,555)	—	(16,254)
Corporate and information systems	(651)	(767)	—	(1,418)
Other restaurant expenditures	(4,919)	(4,099)	—	(9,018)

Total capital expenditures	(27,382)	(26,773)	—	(54,155)
Purchased properties for sale/leaseback	(925)	—	—	(925)
Proceeds from dispositions of property and equipment	9	—	—	9

Net cash used for investing activities	(28,298)	(26,773)	—	(55,071)

Cash flows provided from (used for) financing activities:
Proceeds on revolving credit facility, net	(2,700)	—	—	(2,700)
Principal payments on term loans	(8,500)	—	—	(8,500)
Principal payments on financing obligation	(996)	(773)	—	(1,769)
Proceeds on other notes payable, net	(978)	—	—	(978)
Principal payments on capital leases	(284)	(267)	—	(551)
Proceeds from financing obligations	—	5,495	(5,495)	—
Financing costs associated with financing obligations	—	(227)	227	—
Proceeds from sale/leaseback transactions	6,114	2,351	5,273	13,738

Net cash provided from (used for) financing activities	(7,344)	6,579	5	(760)

Net increase (decrease) in cash and cash equivalents	(206)	339	—	133
Cash and cash equivalents, beginning of year	921	1,484	—	2,405

Cash and cash equivalents, end of year	$715	$1,823	$—	$2,538

CARROLS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONSOLIDATING STATEMENT OF CASH FLOWS

Year Ended December 31, 2001

(in thousands of dollars)

	Parent Company Only	Guarantor Subsidiaries	Combined Total As Restated Note 2
Cash flows provided from operating activities:
Net income (loss)	$(8,766)	$2,692	$(6,074)
Adjustments to reconcile net income (loss) to net cash provided from operating activities:
Loss on disposal of property and equipment	—	390	390
Other expense (Note 6)	—	7,053	7,053
Depreciation and amortization	28,894	19,072	47,966
Deferred income taxes	(1,688)	—	(1,688)
Changes in operating assets and liabilities	11,445	(11,124)	321

Net cash provided from operating activities	29,885	18,083	47,968

Cash flow used for investing activities:
Capital expenditures:
New restaurant development	(3,163)	(11,362)	(14,525)
Restaurant remodeling	(21,895)	—	(21,895)
Corporate and restaurant information systems	(1,007)	(445)	(1,452)
Other restaurant expenditures	(3,923)	(5,780)	(9,703)
Acquisition of Burger King restaurants	(1,612)	—	(1,612)

Total capital expenditures	(31,600)	(17,587)	(49,187)
Proceeds from dispositions of property and equipment	31	—	31

Net cash used for investing activities	(31,569)	(17,587)	(49,156)

Cash flows provided from (used for) financing activities:
Proceeds on revolving credit facility, net	9,900	—	9,900
Principal payments and retirements of term loans	(7,000)	—	(7,000)
Principal payments on financing obligations	(836)	(697)	(1,533)
Proceeds from other notes payable, net	127	—	127
Principal payments on capital leases	(282)	(242)	(524)
Financing costs associated with issuance of debt	(89)	—	(89)

Net cash provided from (used for) financing activities	1,820	(939)	881

Net increase (decrease) in cash and cash equivalents	136	(443)	(307)
Cash and cash equivalents, beginning of year	785	1,927	2,712

Cash and cash equivalents, end of year	$921	$1,484	$2,405

CARROLS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2003, 2002 and 2001

(in thousands of dollars)

Note 16.  Selected Quarterly Financial Data (Unaudited) (1)

	Quarter Ended
2003	March 31		June 30		September 30		December 31
	As Previously Reported	As Restated	As Previously Reported	As Restated	As Previously Reported	As Restated
Total revenues	$152,240	$152,240	$165,621	$165,621	$166,195	$166,195		$160,929
Gross profit (2)	26,312	26,312	32,738	32,738	32,208	32,208		29,616
Net income (loss)	(935)	(1,340)	2,721	2,323	1,187	795		590

	Quarter Ended
2002	March 31		June 30		September 30		December 31
	As Previously Reported	As Restated	As Previously Reported	As Restated	As Previously Reported	As Restated	As Previously Reported	As Restated
Total revenues	$157,807	$157,807	$173,373	$173,373	$167,580	$167,580	$158,267	$158,267
Gross profit (2)	29,965	29,965	37,347	37,347	32,954	32,954	30,657	30,657
Net income	736	249	5,305	4,825	3,190	2,720	2,373	1,920

	Quarter Ended
2001	March 31		June 30		September 30		December 31 (3)
	As Previously Reported	As Restated	As Previously Reported	As Restated	As Previously Reported	As Restated	As Previously Reported	As Restated
Total revenues	$155,112	$155,112	$167,037	$167,037	$170,531	$170,531	$163,609	$163,609
Gross profit (2)	27,938	27,938	34,198	34,198	32,324	32,324	32,492	32,492
Net income (loss)	(1,532)	(2,068)	1,856	1,326	420	(105)	(4,708)	(5,227)

(1)	See Note 2 regarding the restatement of previously issued financial statements.
(2)	Gross profit is defined as total revenues less cost of sales, restaurant wages and related expenses, other restaurant operating expenses and advertising expenses.
(3)	Fourth quarter of 2001 includes a charge to other expense of $8.8 million to close seven Taco Cabana restaurants in its Phoenix, Arizona market and discontinue any further restaurant development in that market.

CARROLS CORPORATION AND SUBSIDIARIES

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

Years Ended December 31, 2003, 2002 and 2001

(in thousands of dollars)

Col. A	Col. B	Col. C	Col. D		Col. E
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions		Balance at End of Period
Year ended December 31, 2003:
Reserve for doubtful trade accounts receivable	$128	$—	$(34	)(c)	$94
Reserve for note receivable (a)	—	—	—		—
Reserve for inventory (b)	108	—	(102)		6

Year ended December 31, 2002:
Reserve for doubtful trade accounts receivable	$128	$—	$—		$128
Reserve for note receivable (a)	238	—	(238)		—
Reserve for inventory (b)	82	82	(56)		108

Year ended December 31, 2001:
Reserve for doubtful trade accounts receivable	$130	$31	$(33	)(c)	$128
Reserve for note receivable (a)	238	—	—		238
Reserve for inventory (b)	150	12	(80)		82

(a)	Included in other assets.
(b)	Included in inventory.
(c)	Represents write-offs of accounts.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the 6th day of May 2004.

CARROLS CORPORATION

By:	/s/ Alan Vituli
Alan Vituli,
Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Alan Vituli Alan Vituli	Director, Chairman of the Board and Chief Executive Officer	May 6, 2004

/s/ Daniel T. Accordino Daniel T. Accordino	President, Chief Operating Officer and Director	May 6, 2004

/s/ Paul R. Flanders Paul R. Flanders	Vice President – Chief Financial Officer and Treasurer	May 6, 2004

/s/ Timothy J. LaLonde Timothy J. LaLonde	Vice President – Controller	May 6, 2004

/s/ Benjamin D. Chereskin Benjamin D. Chereskin	Director	May 6, 2004

/s/ Robin P. Selati Robin P. Selati	Director	May 6, 2004

/s/ Clayton E. Wilhite Clayton E. Wilhite	Director	May 6, 2004

Brian F. Gleason	Director	May 6, 2004

Olaseni Adeyemi Sonuga	Director	May 6, 2004