Form 10-Q
period 2004-03-31
CARROLS CORP
filed 2004-05-12
CIK 17927

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2004

or

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

The number of shares of the registrant’s common stock outstanding as of May 12, 2004 is 10.

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

CARROLS CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands of dollars)

	March 31, 2004	December 31, 2003
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$3,148	$2,414
Trade and other receivables, net of reserves of $128 at each date	1,913	1,280
Inventories	4,505	4,936
Prepaid rent	2,616	2,534
Prepaid expenses and other current assets	4,277	4,043
Deferred income taxes	6,286	6,286

Total current assets	22,745	21,493

Property and equipment, at cost less accumulated depreciation of $202,607 and $194,652, respectively	224,173	236,353
Franchise rights, at cost less accumulated amortization of $51,791 and $50,732, respectively	85,114	86,148
Intangible assets, at cost less accumulated amortization of $10,271 and $10,258, respectively (Note 4)	124,831	124,844
Deferred income taxes	8,857	8,619
Other assets	9,290	9,417

Total assets	$475,010	$486,874

The accompanying notes are an integral part of these financial statements.

CARROLS CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (continued)

(in thousands of dollars)

	March 31, 2004	December 31, 2003
	(unaudited)
LIABILITIES and STOCKHOLDER’S EQUITY

Current liabilities:
Accounts payable	$13,457	$17,230
Accrued interest	5,639	1,549
Accrued payroll, related taxes and benefits	12,418	11,545
Accrued income taxes	7	836
Other liabilities	14,740	14,897
Current portion of long-term debt	13,901	14,005
Current portion of financing obligations	2,393	2,288

Total current liabilities	62,555	62,350

Long-term debt, net of current portion	268,752	281,827
Financing obligations, net of current portion	81,748	82,397
Deferred income – sale/leaseback of real estate	9,789	8,841
Accrued postretirement benefits	3,100	2,962
Other liabilities (Note 6)	27,717	27,527

Total liabilities	453,661	465,904

Stockholder’s equity:
Common stock, par value $1; authorized 1,000 shares, issued and outstanding – 10 shares	—	—
Additional paid-in capital	24,485	24,485
Accumulated deficit	(3,136)	(3,515)

Total stockholder’s equity	21,349	20,970

Total liabilities and stockholder’s equity	$475,010	$486,874

The accompanying notes are an integral part of these financial statements.

CARROLS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2004 AND 2003

(in thousands of dollars)

	2004	Restated (Note 2) 2003
	(unaudited)
Revenues:
Restaurant sales	$156,545	$151,902
Franchise royalty revenues and fees	355	338

Total revenues	156,900	152,240
Costs and expenses:
Cost of sales	43,681	42,434
Restaurant wages and related expenses	47,851	47,044
Restaurant rent expense	8,564	7,818
Other restaurant operating expenses	21,890	21,363
Advertising expense	5,827	7,269
General and administrative	9,759	9,274
Depreciation and amortization	11,152	10,885

Total operating expenses	148,724	146,087

Income from operations	8,176	6,153

Interest expense	7,577	8,356

Income (loss) before income taxes	599	(2,203)

Provision (benefit) for income taxes (Note 5)	220	(863)

Net income (loss)	$379	$(1,340)

The accompanying notes are an integral part of these financial statements.

CARROLS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

THREE MONTHS ENDED MARCH 31, 2004 AND 2003

(in thousands of dollars)

	2004	Restated (Note 2) 2003
	(unaudited)
Cash flows provided from operating activities:
Net income (loss)	$379	$(1,340)
Adjustments to reconcile net income (loss) to net cash provided from operating activities:
Depreciation and amortization	11,152	10,885
Deferred income taxes	(238)	(866)
Change in operating assets and liabilities	(829)	1,012

Net cash provided from operating activities	10,464	9,691

Cash flows used for investing activities:
Capital expenditures:
New restaurant development	(1,637)	(6,774)
Restaurant remodeling	(61)	(1,278)
Other restaurant expenditures	(1,240)	(2,206)
Corporate and restaurant information systems	(166)	(761)

Total capital expenditures	(3,104)	(11,019)
Proceeds from sales of non-operating properties	—	1,964

Net cash used for investing activities	(3,104)	(9,055)

Cash flows used for financing activities:
Payments on revolving credit facility, net	(600)	(4,600)
Principal payments on term loans	(3,375)	—
Principal pre-payments on term loans	(9,000)	—
Principal payments on financing obligations	(544)	(487)
Payments on other notes payable	(98)	(258)
Principal payments on capital leases	(106)	(121)
Proceeds from sale-leaseback transactions	7,097	4,912

Net cash used for financing activities	(6,626)	(554)

Increase in cash and cash equivalents	734	82
Cash and cash equivalents, beginning of period	2,414	2,538

Cash and cash equivalents, end of period	$3,148	$2,620

The accompanying notes are an integral part of these financial statements.

CARROLS CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands of dollars)

1.	Statement of Management

The accompanying unaudited consolidated financial statements for the three months ended March 31, 2004 and 2003 have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission and do not include all of the information and the footnotes required by accounting principles generally accepted in the United States of America for complete statements. In the opinion of management, all normal and recurring adjustments necessary for a fair presentation of such financial statements have been included.

The results of operations for the three months ended March 31, 2004 and 2003 are not necessarily indicative of the results to be expected for the full year.

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

These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2003 contained in the Company’s 2003 Annual Report on Form 10-K. The December 31, 2003 balance sheet data is derived from those audited financial statements. As further discussed in Note 2 of the consolidated financial statements for the year ended December 31, 2003, the Company restated its financial statements including applicable footnotes in its 2003 Annual Report on Form 10-K for periods ended prior to December 31, 2003 to report real estate transactions for 86 restaurants consummated during 1991 to 2000 as financing transactions under SFAS No. 98 “Accounting for Leases” rather than as sale/leaseback transactions as previously reported. All previously reported amounts affected by the restatement that appear elsewhere in these footnotes to the consolidated financial statements have also been restated.

Certain amounts for prior periods have been reclassified to conform to the current year presentation.

CARROLS CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(in thousands of dollars)

2.	Restatement of Previously Issued Financial Statements

As previously reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, the Company has restated its financial statements including applicable footnotes for periods ended prior to December 31, 2003 to report real estate transactions for 86 restaurants consummated during 1991 to 2000 as financing transactions under SFAS No. 98 “Accounting for Leases” rather than as sale/leaseback transactions as previously reported. The impact of the restatement is to record on the Company’s balance sheets the property and equipment of the restaurants subject to these transactions and record the proceeds from these transactions (including the gains previously deferred), as a form of debt financing. The restatement also impacted our operating results by increasing the depreciation expense for the property and equipment subject to these transactions and recharacterizing the lease payments previously reported as rent expense for these restaurants as principal repayments and interest expense. There was no impact on sale/leaseback transactions that were consummated in 2002 and 2003.

The following table sets forth the previously reported amounts and the restated amounts reflected in the accompanying consolidated financial statements for the three months ended March 31, 2003:

	As Previously Reported	As Restated
Consolidated Statement of Operations:
Restaurant rent expense	$10,071	$7,818
Depreciation and amortization	9,767	10,885
Total operating expenses	147,222	146,087
Income from operations	5,018	6,153
Interest expense	6,525	8,356
Loss before income taxes	(1,507)	(2,203)
Benefit for income taxes	(572)	(863)
Net loss	(935)	(1,340)

Consolidated Statement of Cash Flows:
Net loss	$(935)	$(1,340)
Depreciation and amortization	9,767	10,885
Deferred income taxes	(575)	(866)
Other changes in operating assets and liabilities	947	1,012
Net cash provided from operating activities	9,204	9,691
Principal payments on financing obligations	—	(487)
Net cash used for financing activities	(67)	(554)

CARROLS CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(in thousands of dollars)

3.	Impairment of Long-Lived Assets

The Company reviews its long-lived assets for impairment at the restaurant level on an ongoing basis. If an indicator of impairment exists for any of its restaurants, an estimate of undiscounted future cash flows produced by each restaurant is compared to that restaurant’s carrying value. If an asset is determined to be impaired, an impairment charge is measured by the excess of the carrying amount of the asset over its fair value. For the three months ended March 31, 2004 and 2003 the Company recorded impairment charges, included in depreciation and amortization, of $261 and $37, respectively, related to its property and equipment for certain of its Burger King restaurants.

4.	Intangible Assets

Intangible assets, net of accumulated amortization, consisted of the following:

	March 31, 2004	December 31, 2003
Goodwill, net of accumulated amortization of $10,053 at both dates	$123,861	$123,861
Trademarks, net of accumulated amortization of $36 at both dates	228	228
Other, net of accumulated amortization of $182 and $170, respectively	742	755

	$124,831	$124,844

Intangible assets, net of accumulated amortization, applicable to our business segments consisted of the following:

	March 31, 2004	December 31, 2003
Burger King	$1,460	$1,473
Pollo Tropical	57,382	57,382
Taco Cabana	65,989	65,989

	$124,831	$124,844

CARROLS CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(in thousands of dollars)

5.	Income Taxes

The income tax provision (benefit) for the three months ended March 31, 2004 and 2003 was comprised of the following:

	2004	2003 As Restated (Note 2)
Current	$458	$(1,147)
Deferred	(238)	284

	$220	$(863)

The difference between the expected tax benefit, resulting from application of the federal statutory income tax rate to pretax income, and the reported income tax provision results principally from state taxes and non-deductible amortization of certain franchise rights.

6.	Other Liabilities

Other long-term liabilities at March 31, 2004 and December 31, 2003 consisted of the following:

	March 31, 2004	December 31, 2003
Unearned purchase discounts	$10,319	$10,888
Accrued occupancy costs	8,306	8,012
Other	9,092	8,627

	$27,717	$27,527

7.	Stock-Based Compensation Disclosures Required by SFAS No. 148

Statement of Financial Accounting Standards (“SFAS”) 123, “Accounting for Stock-Based Compensation,” (SFAS 123) permits entities to recognize as an expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS 123 allows entities to continue to apply the provisions of APB 25 and provide pro forma net income disclosures for employee stock option grants as if the fair-value-based method defined in SFAS 123 has been applied. The Company has elected to continue applying the provisions of APB 25 and provide the pro forma disclosure provisions of SFAS 123. Had compensation cost been determined based upon the fair value of the stock options at grant date consistent with the method of SFAS 123, the Company’s pro-forma net income (loss) would have been $319 and $(1,412) for the periods ended March 31, 2004 and 2003, respectively.

CARROLS CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(in thousands of dollars)

8.	Postretirement Benefits

The Company provides postretirement medical and life insurance benefits covering substantially all Burger King administrative and restaurant management salaried employees. In accordance with SFAS 132R, “Employers Disclosures about Pensions and Other Postretirement Benefits”, the following summarizes the components of net periodic benefit cost for the three months ended March 31, 2004 and 2003.

	2004	2003
Components of net periodic benefit cost:
Service cost	$91	$72
Interest cost	67	58
Amortization of gains and losses	15	9
Amortization of unrecognized prior service cost	(7)	(8)

Net periodic postretirement benefit cost	$166	$131

9.	Business Segment Information

The Company is engaged in the restaurant industry, with three restaurant concepts: Burger King operating as a franchisee, Pollo Tropical and Taco Cabana, both Company owned concepts. The Company’s Burger King restaurants are all located in the United States, primarily in the Northeast, Southeast and Midwest. Pollo Tropical is a regional quick-casual restaurant chain featuring grilled marinated chicken and authentic “made from scratch” side dishes. Pollo Tropical’s core markets are located in south and central Florida. Taco Cabana is a regional quick-casual restaurant chain featuring Tex-Mex style food, including flame-grilled beef and chicken fajitas, quesadillas and other Tex-Mex dishes. Taco Cabana’s core markets are primarily in Texas.

The “Other” column includes corporate related items not allocated to reportable segments and for income from operations, principally corporate depreciation and amortization. Other identifiable assets consist primarily of franchise rights and intangible assets. Non-operating expenses, comprised of interest expense and interest income, are corporate related items and therefore have not been allocated to the reportable segments.

CARROLS CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(in thousands of dollars)

	Burger King	Pollo Tropical	Taco Cabana	Other	Consolidated
Three Months Ended:

March 31, 2004:
Revenues	$81,129	$29,624	$46,147	$—	$156,900
Cost of sales	21,019	9,005	13,657	—	43,681
Restaurant wages and related expenses	27,447	7,110	13,294	—	47,851
Depreciation and amortization	6,393	1,148	2,715	896	11,152
Income (loss) from operations	(607)	6,101	3,578	(896)	8,176
Capital expenditures, excluding acquisitions	725	231	1,982	166	3,104

March 31, 2003 (as restated):
Revenues	$83,942	$26,732	$41,566	$—	$152,240
Cost of sales	22,103	8,270	12,061	—	42,434
Restaurant wages and related expenses	28,142	6,824	12,078	—	47,044
Depreciation and amortization	6,282	1,331	2,249	1,023	10,885
Income (loss) from operations	(343)	4,458	3,061	(1,023)	6,153
Capital expenditures, excluding acquisitions	3,245	2,774	4,239	761	11,019

Identifiable Assets:
At March 31, 2004	$201,000	$42,720	$67,524	$163,766	$475,010
At December 31, 2003	208,008	43,612	72,885	162,369	486,874

CARROLS CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(in thousands of dollars)

10.	Guarantor Financial Statements

The $170 million senior subordinated notes of the Company are guaranteed by certain of the Company’s subsidiaries (“Guarantor Subsidiaries”), all of which are wholly-owned by the Company. These subsidiaries are:

Carrols Realty Holdings

Carrols Realty I Corp.

Carrols Realty II Corp.

Carrols J.G. Corp.

Quanta Advertising Corp.

Pollo Franchise, Inc.

Pollo Operations, Inc.

Taco Cabana, Inc.

TP Acquisition Corp.

T.C. Management, Inc.

Taco Cabana Management, Inc.

Get Real, Inc.

Texas Taco Cabana, L.P.

The following supplemental financial information includes consolidating balance sheets, statements of operations and statements of cash flows for the Parent Company only, Guarantor Subsidiaries and for the Company as of March 31, 2004 and December 31, 2003 and for the three months ended March 31, 2004 and 2003. Debt and goodwill allocated to subsidiaries are presented on an accounting “push-down” basis.

For certain of the Company’s sale/leaseback transactions, Carrols Corporation has guaranteed on an unsecured basis the rental payments of its subsidiaries. In accordance with Emerging Issues Task Force Issue No. 90-14, “Unsecured Guarantee by Parent of Subsidiary’s Lease Payments in a Sale/Leaseback Transaction”, the Company has included in the following Guarantor Financial Statements amounts pertaining to these leases as of they were accounted for as financing transactions of the Guarantor subsidiaries. These adjustments are eliminated in consolidation.

CARROLS CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

CONSOLIDATING BALANCE SHEET

March 31, 2004

(in thousands of dollars)

(unaudited)

	Parent Company Only	Guarantor Subsidiaries	Elimination	Combined Total
ASSETS
Current Assets:
Cash and cash equivalents	$853	$2,295	$—	$3,148
Trade and other receivables, net	564	1,349	—	1,913
Inventories	3,107	1,398	—	4,505
Prepaid rent	1,306	1,310	—	2,616
Prepaid expenses and other current assets	1,398	2,879	—	4,277
Deferred income taxes	6,286	—	—	6,286

Total current assets	13,514	9,231	—	22,745
Property and equipment, net	111,749	139,288	(26,864)	224,173
Franchise rights, net	85,114	—	—	85,114
Intangible assets, net	1,460	123,371	—	124,831
Intercompany receivable (payable)	143,306	(143,306)	—	—
Investment in subsidiaries	16,359	—	(16,359)	—
Deferred income taxes	8,857	—	—	8,857
Other assets	5,920	4,798	(1,428)	9,290

Total assets	$386,279	$133,382	$(44,651)	$475,010

LIABILITIES AND STOCKHOLDER’S EQUITY
Current Liabilities:
Accounts payable	$7,424	$6,033	$—	$13,457
Accrued interest	5,639	—	—	5,639
Accrued payroll, related taxes and benefits	7,233	5,185	—	12,418
Other liabilities	7,433	7,307	—	14,740
Accrued income taxes payable	7	—	—	7
Current portion of financing obligations	2,393	1,931	(1,931)	2,393
Current portion of long-term debt	13,648	253	—	13,901

Total current liabilities	43,777	20,709	(1,931)	62,555

Long-term debt, net of current portion	268,169	583	—	268,752
Financing obligations, net of current portion	28,010	82,901	(29,163)	81,748
Deferred income sale/leaseback of real estate	5,465	1,209	3,115	9,789
Accrued postretirement benefits	3,100	—	—	3,100
Other liabilities	16,409	11,239	69	27,717

Total liabilities	364,930	116,641	(27,910)	453,661
Stockholder’s equity	21,349	16,741	(16,741)	21,349

Total liabilities and stockholder’s equity	$386,279	$133,382	$(44,651)	$475,010

CARROLS CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

CONSOLIDATING BALANCE SHEET

December 31, 2003

(in thousands of dollars)

	Parent Company Only	Guarantor Subsidiaries	Elimination	Combined Total
ASSETS
Current Assets:
Cash and cash equivalents	$708	$1,706	$—	$2,414
Trade and other receivables, net	372	908	—	1,280
Inventories	3,413	1,523	—	4,936
Prepaid rent	1,309	1,225	—	2,534
Prepaid expenses and other current assets	1,150	2,893	—	4,043
Deferred income taxes	6,286	—	—	6,286

Total current assets	13,238	8,255	—	21,493
Property and equipment, net	118,489	142,060	(24,196)	236,353
Franchise rights, net	86,148	—	—	86,148
Intangible assets, net	1,473	123,371	—	124,844
Intercompany receivable (payable)	147,675	(147,675)	—	—
Investment in subsidiaries	14,206	—	(14,206)	—
Deferred income taxes	8,619	—	—	8,619
Other assets	6,163	4,601	(1,347)	9,417

Total assets	$396,011	$130,612	$(39,749)	$486,874

LIABILITIES AND STOCKHOLDER’S EQUITY
Current Liabilities:
Accounts payable	$10,918	$6,312	$—	$17,230
Accrued interest	1,549	—	—	1,549
Accrued payroll, related taxes and benefits	6,826	4,719	—	11,545
Other liabilities	6,757	8,140	—	14,897
Accrued income taxes	836	—	—	836
Current portion of financing obligations	1,292	1,723	(727)	2,288
Current portion of long-term debt	13,758	247	—	14,005

Total current liabilities	41,936	21,141	(727)	62,350

Long-term debt, net of current portion	281,176	651	—	281,827
Financing obligations, net of current portion	29,418	80,290	(27,311)	82,397
Deferred income sale/leaseback of real estate	3,673	2,192	2,976	8,841
Accrued postretirement benefits	2,962	—	—	2,962
Other liabilities	15,876	11,621	30	27,527

Total liabilities	375,041	115,895	(25,032)	465,904
Stockholder’s equity	20,970	14,717	(14,717)	20,970

Total liabilities and stockholder’s equity	$396,011	$130,612	$(39,749)	$486,874

CARROLS CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

CONSOLIDATING STATEMENT OF OPERATIONS

Three Months Ended March 31, 2004

(in thousands of dollars)

(unaudited)

	Parent Company Only	Guarantor Subsidiaries	Eliminations	Combined Total
Revenues:
Restaurant sales	$81,129	$75,416	$—	$156,545
Franchise royalty revenues and fees	—	355	—	355

Total revenues	81,129	75,771	—	156,900

Costs and expenses:
Cost of sales	21,019	22,662	—	43,681
Restaurant wages and related expenses	27,447	20,404	—	47,851
Restaurant rent expense	5,408	2,490	666	8,564
Other restaurant operating expenses	12,683	9,207	—	21,890
Advertising expense	3,261	2,566	—	5,827
General and administrative	5,525	4,234	—	9,759
Depreciation and amortization	7,086	4,391	(325)	11,152

Total operating expenses	82,429	65,954	341	148,724

Income (loss) from operations	(1,300)	9,817	(341)	8,176
Interest expense	6,413	1,634	(470)	7,577
Intercompany allocations	(4,556)	4,556	—	—

Income (loss) before income taxes	(3,157)	3,627	129	599
Provision (benefit) for income taxes	(1,383)	1,603	—	220
Equity income from subsidiaries	2,153	—	(2,153)	—

Net income (loss)	$379	$2,024	$(2,024)	$379

CARROLS CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

CONSOLIDATING STATEMENT OF OPERATIONS

Three Months Ended March 31, 2003

(in thousands of dollars)

(unaudited)

	Parent Company Only	Guarantor Subsidiaries	Eliminations	As Restated (Note 2) Combined Total
Revenues:
Restaurant sales	$83,942	$67,960	$—	$151,902
Franchise royalty revenues and fees	—	338	—	338

Total revenues	83,942	68,298	—	152,240

Costs and expenses:
Cost of sales	22,103	20,331	—	42,434
Restaurant wages and related expenses	28,142	18,902	—	47,044
Restaurant rent expense	5,456	2,182	180	7,818
Other restaurant operating expenses	13,144	8,219	—	21,363
Advertising expense	3,899	3,370		7,269
General and administrative	5,569	3,675	30	9,274
Depreciation and amortization	7,094	3,867	(76)	10,885

Total operating expenses	85,407	60,546	134	146,087

Income (loss) from operations	(1,465)	7,752	(134)	6,153
Interest expense	7,151	1,341	(136)	8,356
Intercompany allocations	(1,736)	1,736	—	—

Income (loss) before income taxes	(6,880)	4,675	2	(2,203)
Provision (benefit) for income taxes	(2,689)	1,826	—	(863)
Equity income from subsidiaries	2,851	—	(2,851)	—

Net income (loss)	$(1,340)	$2,849	$(2,849)	$(1,340)

CARROLS CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

CONSOLIDATING STATEMENT OF CASH FLOWS

Three Months Ended March 31, 2004

(in thousands of dollars)

(unaudited)

	Parent Company Only	Guarantor Subsidiaries	Eliminations	Combined Total
Cash flows provided from operating activities:
Net income (loss)	$(1,774)	$2,024	$129	$379
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	7,086	4,391	(325)	11,152
Deferred income taxes	(238)	—	—	(238)
Changes in operating assets and liabilities	6,914	(7,744)	1	(829)

Net cash provided from (used for) operating activities	11,988	(1,329)	(195)	10,464

Cash flow used for investing activities:
Capital expenditures:
New restaurant development	(99)	(1,538)	—	(1,637)
Restaurant remodeling	(61)	—	—	(61)
Other restaurant expenditures	(565)	(675)	—	(1,240)
Corporate and restaurant information systems	(121)	(45)	—	(166)

Total capital expenditures	(846)	(2,258)	—	(3,104)

Net cash used for investing activities	(846)	(2,258)	—	(3,104)

Cash flows provided from financing activities:
Payments from revolving credit facility, net	(600)	—	—	(600)
Principal payments on term loans	(3,375)	—	—	(3,375)
Principal payments on financing obligations	(307)	(431)	194	(544)
Principal pre-payments on term loans	(9,000)	—	—	(9,000)
Payments on other notes payable, net	(98)	—	—	(98)
Principal payments on capital leases	(44)	(62)	—	(106)
Proceeds from financing obligations, net	—	3,250	(3,250)	—
Financing costs associated with financing obligations	—	(99)	99	—
Proceeds from sale/leaseback transactions	2,427	1,518	3,152	7,097

Net cash (used for) provided from financing activities	(10,997)	4,176	195	(6,626)

Net decrease in cash and cash equivalents	145	589	—	734
Cash and cash equivalents, beginning of year	708	1,706	—	2,414

Cash and cash equivalents, end of period	$853	$2,295	$—	$3,148

CARROLS CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

CONSOLIDATING STATEMENT OF CASH FLOWS

Three Months Ended March 31, 2003

(in thousands of dollars)

(unaudited)

	Parent Company Only	Guarantor Subsidiaries	Elimination	As Restated (Note 2) Combined Total
Cash flows provided from operating activities:
Net income (loss)	$(4,191)	$2,849	$2	$(1,340)
Adjustments to reconcile net income (loss) to net cash provided from operating activities:
Loss on disposal of property and equipment	—	(30)	30	—
Depreciation and amortization	7,094	3,867	(76)	10,885
Deferred income taxes	(866)	—	—	(866)
Changes in operating assets and liabilities	6,102	(5,083)	(7)	1,012

Net cash provided from operating activities	8,139	1,603	(51)	9,691

Cash flow used for investing activities:
Capital expenditures:
New restaurant development	(1,451)	(5,323)	—	(6,774)
Restaurant remodeling	(1,251)	(27)	—	(1,278)
Other restaurant expenditures	(543)	(1,663)	—	(2,206)
Corporate and restaurant information systems	(618)	(143)	—	(761)

Total capital expenditures	(3,863)	(7,156)	—	(11,019)
Proceeds from sales of non-operating properties	—	1,964	—	1,964

Net cash used for investing activities	(3,863)	(5,192)	—	(9,055)

Cash flows provided from (used for) financing activities:
Proceeds from revolving credit facility, net	(4,600)	—	—	(4,600)
Prinicpal payments on financing obligations	(269)	(269)	51	(487)
Financing costs associated with financing obligations	—	(307)	307	—
Proceeds from financing obligations, net	—	4,050	(4,050)	—
Payments on other notes payable	(258)	—	—	(258)
Principal payments on capital leases	(49)	(72)	—	(121)
Proceeds from sale/leaseback transactions	1,076	93	3,743	4,912

Net cash (used for) provided from financing activities	(4,100)	3,495	51	(554)

Net increase (decrease) in cash and cash equivalents	176	(94)	—	82
Cash and cash equivalents, beginning of period	715	1,823	—	2,538

Cash and cash equivalents, end of period	$891	$1,729	$—	$2,620

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain statements included in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Quarterly Report on Form 10-Q which are not statements of historical fact are intended to be, and are hereby identified as, “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Those statements include statements regarding the intent, belief or current expectations of the Company and its management team. Investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements. Such risks and uncertainties include, among other things, competitive conditions, economic and regulatory factors, general economic conditions particularly at the retail level, fluctuations in commodity prices, availability of restaurant supply and distribution of product, liquidity of major distributors, labor and employee benefit costs, the outcome of pending or yet-to-be instituted legal proceedings, the ability of the Company to manage its growth and successfully implement its business strategy, environmental conditions and regulations, weather conditions, significant disruptions in service or supply by any of our suppliers, risks associated with the expansion of our business, general risks associated with the food industry, our inability to integrate any businesses we acquire, our borrowing costs and credit ratings, which may be influenced by credit ratings of our competitors, the risk of events similar to those of September 11, 2001 or an outbreak or escalation of any insurrection or armed conflict involving the United States or any other national or international calamity, factors that affect the food industry generally, including recalls if products became adulterated or misbranded, liability if product consumption causes injury, ingredient disclosure and labeling laws and regulations and the possibility that consumer could lose confidence in the safety and quality of certain food products, as well as recent publicity concerning the health implications of obesity and transfatty acids, the availability and terms of necessary or desirable financing or refinancing and other risks and uncertainties that are discussed herein and in our Annual Report on Form 10-K for the year ended December 31, 2003.

We use a 52-53 week fiscal year ending on the Sunday closest to December 31. For convenience, all references herein to the fiscal years ended December 29, 2002 and December 28, 2003 will be referred to as the fiscal years ended December 31, 2002 and 2003, respectively. Similarly, all references herein to the three months ended March 30, 2003 and March 28, 2004 will be referred to as the three months ended March 31, 2003 and March 31, 2004, respectively. Our fiscal years ended December 31, 2001, 2002 and 2003 each contained 52 weeks.

Restatement

As previously reported in our Annual Report on From 10-K for the year ended December 31, 2003 we restated our financial statements including applicable footnotes for periods ended prior to December 31, 2003 to report real estate transactions for 86 restaurants consummated during 1991 to 2000 as financing transactions under SFAS No. 98 “Accounting for Leases” rather than as sale/leaseback transactions as previously reported. The impact of the restatement is to record on the Company’s balance

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

sheets the property and equipment of the restaurants subject to these transactions and record the proceeds from these transactions (including the gains previously deferred), as a form of debt financing. The restatement also impacted our operating results by increasing the depreciation expense for the property and equipment subject to these transactions and recharacterizing the lease payments previously reported as rent expense for these restaurants as principal repayments and interest expense. There was no impact on sale/leaseback transactions that were consummated in 2002 and 2003.

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

All previously reported amounts that appear in our Management’s Discussion and Analysis of Financial Condition and Results of Operations below have also been restated to report the revised amounts. See Note 2 to our Consolidated Financial Statements for a complete discussion of the restatement.

Overview

We are one of the largest restaurant companies in the U. S. operating 534 restaurants in 16 states as of March 31, 2004. We operate three restaurant concepts that provide balance in terms of our revenues and diversification with regard to restaurant concept as well as the geographic location of our restaurants. We are the largest Burger King franchisee in the world and have operated Burger King restaurants since 1976. We also own and operate two regional Hispanic restaurant companies: Taco Cabana and Pollo Tropical. At March 31, 2004 we operated 351 Burger King restaurants located in 13 Northeastern, Midwestern and Southeastern states. Our Burger King restaurant sales were $81.1 million in the first quarter of 2004, or 51.7% of our total first quarter revenues. Our Hispanic restaurant brands collectively operated or franchised 216 restaurants at March 31, 2004 and comprised 48.3% of our total revenues in the first quarter of 2004.

In 1998 we acquired Pollo Tropical Inc., a restaurant chain featuring grilled marinated chicken and authentic “made from scratch” side dishes, for a cash purchase price of approximately $95 million. Since the acquisition we have expanded this concept by over 65% by opening 24 new Pollo Tropical restaurants. At March 31, 2004, we operated 60 company owned Pollo Tropical restaurants in Florida and franchised 24 Pollo Tropical restaurants, 19 of which are in Puerto Rico. Total Pollo Tropical revenues were $29.4 million in the first quarter of 2004.

In December 2000, we acquired Taco Cabana Inc., a restaurant chain featuring Tex-Mex style food including flame-grilled beef and chicken fajitas, quesadillas, and fresh flour tortillas, for a total purchase price of approximately $155 million. At March 31, 2004 we operated 123 company owned Taco Cabana restaurants located in Texas and Oklahoma and franchised nine Taco Cabana restaurants.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

Since the acquisition we have opened 23 new Taco Cabana restaurants and have closed 15 restaurants, including seven restaurants in the Phoenix, Arizona market. Total Taco Cabana revenues were $46.0 million in the first quarter of 2004.

Significant Accounting Policies

Financial Reporting Release No. 60 requires all companies to include a discussion of critical accounting policies or methods used in the preparation of financial statements. The following is a brief discussion of the more significant accounting policies and methods used by the Company.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make assumptions and estimates that can have a material impact on our results of operations. Sales recognition at company-operated restaurants is straightforward as customers pay for products at the time of sale and inventory turns over very quickly. Payments to vendors for products sold in the restaurants are generally settled within 30 days. The earnings reporting process is covered by our system of internal controls, and generally does not require significant management estimates and judgments, other than those discussed below. Estimates and judgments are inherent in the assessment and recording of accrued occupancy costs, insurance liabilities, legal obligations, income taxes and the valuation of goodwill for impairment. While we apply our judgment based on assumptions believed to be reasonable under the circumstances, actual results could vary from these assumptions. It is possible that materially different amounts would be reported using different assumptions.

We make estimates of accrued occupancy costs pertaining to closed restaurant locations on an ongoing basis. These estimates require assessment and continuous evaluation of a number of factors such as the remaining contractual period under our lease obligations, the amount of sublease income, if any we are able to realize on a particular property and estimates of other costs such as property taxes. Differences between actual future events and prior estimates could result in adjustments to these accrued costs.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

income, the consideration of feasible tax planning strategies and existing facts and circumstances. When the amount of deferred tax assets to be realized is different from that recorded, the asset balance and income statement would reflect the change in the period such determination is made.

We must evaluate our recorded intangible assets for impairment under Statement of Financial Accounting Standards (SFAS) 142 “Goodwill and Other Intangible Assets” on an ongoing basis. We have elected to conduct our annual impairment review of goodwill and other intangible assets at December 31. Our review at December 31, 2003 indicated there has been no impairment as of that date. This annual evaluation requires us to make estimates and assumptions regarding the fair value of our reporting units. These estimates may differ from actual future events.

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

FIN 46 has been subsequently modified, clarified and replaced by the issuance of FIN 46R on December 23, 2003. Relative to FIN 46, FIN 46R (a) essentially excludes operating businesses from its provisions subject to four conditions; (b) states the provisions of FIN 46R are not required to be applied if a company is unable, subject to making an exhaustive effort, to obtain the necessary information; (c) includes a new definitions and examples of what variable interests are; (d) clarifies and changes the definition of a variable interest entity; and, (e) clarifies and changes the definition and treatment of de facto agents, as that term is defined in FIN 46 and FIN 46R. The Company must apply all provisions of FIN 46R by the end of the first quarter of 2005. The Company is currently reviewing the provisions of FIN 46R.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

In December 2003, the FASB issued SFAS 132R, a revision of SFAS 132, Employers Disclosures about Pensions and Other Postretirement Benefits, an amendment of FASB Statements 87, 88 and 106. SFAS 132R revises employers’ disclosures about pension plans and other postretirement benefit plans. It does not change the measurement of recognition of obligations for those plans. SFAS 132R requires additional separate disclosures about the assets, obligations, cash flows and net periodic benefit cost of defined benefit pension plans and other postretirement benefit plans. The expanded disclosures are required on an interim basis and are included in our consolidated financial statements for the three months ended March 31, 2004.

Results of Operations

Three Months Ended March 31, 2004 Compared to Three Months Ended March 31, 2003.

Since March 31, 2003 we have opened one new Burger King restaurant, closed five Burger King restaurants, opened one new Pollo Tropical restaurant, opened nine new Taco Cabana restaurants and closed three Taco Cabana restaurants.

The following table sets forth, for the three months ended March 31, 2004 and 2003, selected operating results as a percentage of restaurant sales:

	2004	As Restated (Note 2) 2003
Restaurant sales:
Burger King	51.8%	55.3%
Pollo Tropical	18.8%	17.4%
Taco Cabana	29.4%	27.3%

	100.0%	100.0%
Costs and expenses:
Cost of sales	27.9%	27.9%
Restaurant wages and related expenses	30.6%	31.0%
Restaurant rent expense	5.5%	5.1%
Other restaurant expenses including advertising	17.7%	18.8%
General and administrative	6.2%	6.1%
Depreciation and amortization	7.1%	7.2%

Income from restaurant operations	5.0%	3.8%

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

Restaurant Sales - Total restaurant sales for the first quarter of 2004 increased $4.7 million to $156.9 million from $152.2 million in the first quarter of 2003 due to strong sales performances at our Hispanic brands. Pollo Tropical restaurant sales increased $2.9 million, or 10.9%, in the first quarter of 2004 to $29.4 million due primarily to a 8.0% sales increase at our comparable Pollo Tropical restaurants and, to a lesser extent, the opening of one Pollo Tropical restaurant during the twelve months ended March 31, 2004. Taco Cabana restaurant sales increased $4.6 million, or 11.0%, to $46.0 million in the first quarter of 2004 due to a 4.9% increase at our comparable Taco Cabana restaurants and the net addition of six restaurants in operation during the first quarter of 2004. Burger King restaurant sales decreased $2.8 million, or 3.4%, to $81.1 million in the first quarter of 2004 due to a decrease in comparable restaurant sales of 3.2%. This decrease in 2004 was due to reduced customer traffic, primarily in January of 2004, in which comparable restaurant sales at our Burger King restaurants decreased 10.5%.

Operating Costs and Expenses - Cost of sales (food and paper costs), as a percentage of total restaurant sales, was 27.9% in both the first quarters of 2004 and 2003. Burger King cost of sales, as a percentage of Burger King restaurant sales, decreased to 25.9% in the first quarter of 2004 from 26.3% in 2003 due to lower promotional sales discounts and higher rebates in 2004 offset in part by a 14.6% increase in beef commodity prices. Pollo Tropical cost of sales, as a percentage of Pollo Tropical restaurant sales, decreased to 30.7% in the first quarter of 2004 from 31.2% in 2003 due primarily to improvements in restaurant food controls and reductions in sales of lower margin products, offset in part by higher chicken commodity prices in 2004 and lower rebates. Taco Cabana cost of sales, as a percentage of Taco Cabana restaurant sales, increased to 29.7% in the first quarter of 2004 from 29.1% in 2003 due primarily to higher beef commodity prices in 2004, offset partially by a modest price increase of approximately 1% in the beginning of the first quarter of 2004.

Restaurant wages and related expenses, as a percentage of total restaurant sales, decreased to 30.6% in the first quarter of 2004 from 31.0% in 2003. Burger King restaurant wages and related expenses, as a percentage of Burger King restaurant sales, increased to 33.8% in the first quarter of 2004 from 33.5% in 2003 due to the effects of lower sales volumes on fixed labor costs and higher workers compensation and medical insurance costs, partially offset by restaurant productive labor efficiencies. Pollo Tropical restaurant wages and related expenses, as a percentage of Pollo Tropical restaurant sales, decreased significantly to 24.2% in the first quarter of 2004 from 25.8% in 2003 due to restaurant productive labor efficiencies and the effect on fixed labor costs of higher comparable restaurant sales volumes. Taco Cabana restaurant wages and related expenses, as a percentage of Taco Cabana restaurant sales, decreased to 28.9% in the first quarter of 2004 from 29.1% in 2003 due to the price increase in the first quarter of 2004 and the effect on fixed labor costs of higher comparable restaurant sales volumes.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

Other restaurant operating expenses (which includes advertising), as a percentage of total restaurant sales, decreased to 17.7% in the first quarter of 2004 from 18.8% in 2003. Burger King other restaurant operating expenses, as a percentage of Burger King restaurant sales, decreased to 19.7% in the first quarter of 2004 from 20.3% in 2003 due to lower local advertising expenditures and lower discretionary restaurant operating expenditures partially offset by higher utility costs. Pollo Tropical other restaurant operating expenses, as a percentage of Pollo Tropical restaurant sales, decreased to 12.6% in the first quarter of 2004 from 14.8% in 2003 due primarily to lower advertising expenditures in 2004. Advertising expense, as a percentage of Pollo Tropical restaurant sales, was 1.6% in the first quarter of 2004 compared to 3.9% in 2003. We anticipate our Pollo Tropical advertising expenses for all of 2004, as a percentage of Pollo Tropical restaurant sales, to range from 2.0% to 2.5% which is lower than historical levels. Taco Cabana other restaurant operating expenses, as a percentage of Taco Cabana restaurant sales, decreased to 17.6% in the first quarter of 2004 from 18.5% in 2003 due to lower advertising costs related to the timing of promotions compared to the prior year partially offset by higher utility costs.

Restaurant rent expense, as a percentage of total restaurant sales, increased to 5.5% in the first quarter of 2004 from 5.1% in 2003 due to sale/leaseback transactions completed in 2003, and to a lesser extent, those completed in 2004.

General and administrative expenses, as a percentage of total restaurant sales, increased slightly to 6.2% in the first quarter of 2004 from 6.1% in 2003 and increased $0.5 million in total to $9.8 million due primarily to increased administrative bonus levels.

EBITDA - Earnings before interest, income taxes, depreciation and amortization (“EBITDA”) increased to $19.3 million in the first quarter of 2004 from $17.0 million in the first quarter of 2003. As a percentage of total revenues, EBITDA margins increased to 12.3% in the first quarter of 2004 from 11.2% in the first quarter of 2003, as a result of the factors discussed above. See Reconciliation of Non-GAAP Financial Measures on page 26.

Depreciation and Amortization – Depreciation and amortization expense increased to $11.2 million in the first quarter of 2004 from $10.9 million in the first quarter of 2003 due primarily to impairment charges of $0.3 million for certain of our Burger King restaurants.

Interest Expense - Interest expense decreased $0.8 million to $7.6 million in the first quarter of 2004 from $8.4 million in the first quarter of 2003 due primarily to lower average debt balances in 2004, resulting primarily from the use of the net proceeds from our sale/leaseback transactions in 2003 and 2004 to reduce debt under our senior credit facility. The weighted average interest rate on all debt for the three months ended March 31, 2004 and 2003 was 7.5% and 7.1%, respectively.

Income Taxes - The benefit for income taxes for the first quarter of 2004 was derived using an estimated effective annual income tax rate for 2004 of 36.7%. This rate is higher than the Federal statutory tax rate of 35% due to state franchise taxes and non-deductible amortization of certain franchise rights.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

Net Income (Loss) – As a result of the foregoing, net income in the first quarter of 2004 was $379,000 compared to a net loss of $1,340,000 in the first quarter of 2003.

Reconciliation of Non-GAAP Financial Measures

EBITDA is presented because we believe it is a useful financial indicator for measuring the ability to service and/or incur indebtedness. However, EBITDA should not be considered as an alternative to net income as a measure of operating results or to cash flows as a measure of liquidity in accordance with generally accepted accounting principles. A reconciliation of EBITDA to net income (loss) for the three months ended March 31, 2004 and 2003 is as follows:

	2004	As Restated (Note 2) 2003
EBITDA	$19,328	$17,038
Less: Depreciation and amortization expense	11,152	10,885
Interest expense	7,577	8,356
Provision (benefit) for income taxes	220	(863)

Net income (loss)	$379	$(1,340)

Off- Balance Arrangements

We have no off-balance sheet arrangements.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

Our operations in the first quarter of 2004 generated $10.5 million in cash compared with $9.7 million in the first quarter of 2003.

In the first quarter of 2004, we sold five restaurant properties in sale/leaseback transactions for net proceeds of $7.1 million. In the first quarter of 2003 we sold four restaurant properties in sale/leaseback transactions for net proceeds of $4.9 million and sold two non-operating properties for $1.9 million. The net proceeds from these sales were used to reduce outstanding debt on our senior credit facility. For all of 2004 we anticipate that our net proceeds from sale/leaseback transactions will range from $10 million to $15 million.

Capital expenditures represent a major investment of cash for us and were $3.1 million and $11.0 million in the first quarter of 2004 and 2003, respectively. Expenditures for new restaurant development were $1.6 million and $6.8 million in the first quarter of 2004 and 2003, respectively. Our capital expenditures also include remodeling costs and capital maintenance projects for the ongoing reinvestment and enhancement of our restaurants and totaled $1.5 million and $4.2 million in the first quarter of 2004 and 2003, respectively.

In 2004, we anticipate total capital expenditures of approximately $20 million to $22 million. Anticipated 2004 expenditures include approximately $11 million to $12 million for the construction of new restaurants and purchase of related real estate applicable to our three restaurant concepts. Capital expenditures in 2004 also include expenditures of approximately $9 million for the ongoing reinvestment in our three restaurant concepts for remodeling costs and capital maintenance expenditures.

At March 31, 2004, we had total long-term debt of $282.7 million comprised of $170.0 million of unsecured 9.5% Senior Subordinated Notes due 2008, borrowings under our senior credit facility of $111.1 million and other debt, primarily capital leases, of $1.5 million. Our senior credit facility provides for a $70 million term loan A facility, an $80 million term loan B facility and a $50 million revolving credit facility. During the quarter ended March 31, 2004 we made voluntary principal prepayments on our term A and term B debt of $9 million. At March 31, 2004, $111.1 million was outstanding under the term loan A and B facilities and no amounts were outstanding under our revolving credit facility. We elected to reduce our revolving credit facility from $100 million to $50 million on May 5, 2004. As a result of our election, $39.8 million is available for borrowings under our revolving credit facility, after reserving $10.2 million for letters of credit guaranteed by the facility, subject to meeting certain financial ratio tests required by the senior credit facility.

As a result of the restatement of our previously issued financial statements discussed above, we were in default related to certain required financial leverage ratios and other covenants under our senior secured credit facility. We have obtained a waiver from our senior secured lenders of any prior non-compliance and defaults resulting from the restatement. In addition, our senior secured credit facility has been amended to exclude all adjustments resulting from this restatement on our financial covenant requirements and to treat, on a prospective basis, the specified leases as if no restatement or recharacterization has occurred. We were in compliance with our Senior Credit Facility, as amended, and the indenture governing our 9.5% Senior Subordinated Notes due 2008 as of March 31, 2004.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

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

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

There were no material changes from the information presented in Item 7A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 with respect to the Company’s market risk sensitive instruments.

ITEM 4 – CONTROLS AND PROCEDURES

Our senior management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a – 15(e) and 15d – 15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

In accordance with Exchange Act Rules 13a –15 and 15d – 15, we carried out an evaluation, with the participation of the Chief Executive Officer and Chief Financial Officer, as well as other key

ITEM 4 – CONTROLS AND PROCEDURES – (Continued)

members of our management, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report, to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

No change occurred in our internal controls concerning financial reporting during the first quarter of 2004 that materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

As discussed in our Annual Report on Form 10-K for the year ended December 31, 2003 we restated our financial statements including applicable footnotes for periods ended prior to December 31, 2003 to report real estate transactions for 86 restaurants consummated during 1991 to 2000 as financing transactions under SFAS No. 98 “Accounting for Leases” rather than as sale/leaseback transactions as previously reported. In order to provide reasonable assurance that any future sale/leaseback transactions that may be entered into by us will be properly accounted for in accordance with generally accepted accounting principles, we have enhanced our internal controls to require an evaluation of applicable lease provisions that could affect, in the context of current interpretive guidance pertaining to the application of generally accepted accounting principles for sale/leaseback transactions, the classification of such transactions.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

There were no material legal proceedings commenced by or initiated against the Company during the reported quarter or material developments in any previously reported litigation.

Item 2. Changes in Securities and Use of Proceeds and Issuer Purchases of Equity Securities

None

Item 3. Default Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

None

Item 6. Exhibits and Reports on Form 8-K

(a) The following exhibits are filed as part of this report.

Exhibit No.

31.1	Chief Executive Officer’s Certificate Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer’s Certificate Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Chief Executive Officer’s Certificate Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer’s Certificate Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K filed during the reported quarter.

Date Filed or Furnished	Item Number	Description
March 18, 2004	7 and 12	Announced results of operations for the Company’s fourth fiscal quarter of 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CARROLS CORPORATION

Date: May 12, 2004	/s/ Alan Vituli
(Signature)
Alan Vituli Chairman of the Board and Chief Executive Officer

Date: May 12, 2004	/s/ Paul R. Flanders
(Signature)
Paul R. Flanders Vice President – Chief Financial Officer and Treasurer