Form 10-Q
period 2004-06-30
CARROLS CORP
filed 2004-08-11
CIK 17927

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2004

or

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

The number of shares of the registrant’s common stock outstanding as of August 9, 2004 is 10.

PART I - FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

CARROLS CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands of dollars)

	June 30, 2004	December 31, 2003
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$3,326	$2,414
Trade and other receivables, net	2,017	1,280
Inventories	5,158	4,936
Prepaid rent	2,681	2,534
Prepaid expenses and other current assets	4,015	4,043
Deferred income taxes	6,286	6,286

Total current assets	23,483	21,493

Property and equipment, at cost less accumulated depreciation of $214,730 and $194,652, respectively	215,982	236,353
Franchise rights, at cost less accumulated amortization of $52,892 and $50,732, respectively	84,024	86,148
Goodwill, at cost less accumulated amortization of $10,053 at both dates	123,861	123,861
Deferred income taxes	8,728	8,619
Other assets	11,528	10,400

Total assets	$467,606	$486,874

The accompanying notes are an integral part of these financial statements.

CARROLS CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (continued)

(in thousands of dollars)

	June 30, 2004	December 31, 2003
	(unaudited)
LIABILITIES and STOCKHOLDER’S EQUITY
Current liabilities:
Accounts payable	$18,120	$17,230
Accrued interest	1,373	1,549
Accrued payroll, related taxes and benefits	14,322	11,545
Accrued income taxes	1,565	836
Other liabilities	16,581	14,897
Current portion of long-term debt	13,885	14,005
Current portion of lease financing obligations	2,456	2,288

Total current liabilities	68,302	62,350
Long-term debt, net of current portion	251,579	281,827
Lease financing obligations, net of current portion	81,129	82,397
Deferred income – sale/leaseback of real estate	10,371	8,841
Accrued postretirement benefits	3,249	2,962
Other liabilities (Note 5)	27,574	27,527

Total liabilities	442,204	465,904
Stockholder’s equity:
Common stock, par value $1; authorized 1,000 shares, issued and outstanding – 10 shares	—	—
Additional paid-in capital	24,485	24,485
Accumulated deficit	917	(3,515)

Total stockholder’s equity	25,402	20,970

Total liabilities and stockholder’s equity	$467,606	$486,874

The accompanying notes are an integral part of these financial statements.

CARROLS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2004 AND 2003

(in thousands of dollars)

	2004	Restated (Note 2) 2003
	(unaudited)
Revenues:
Restaurant sales	$177,522	$165,263
Franchise royalty revenues and fees	401	358

Total revenues	177,923	165,621
Costs and expenses:
Cost of sales	52,320	45,385
Restaurant wages and related expenses	51,671	49,780
Restaurant rent expense	8,723	7,532
Other restaurant operating expenses	22,859	22,449
Advertising expense	7,046	7,736
General and administrative	10,487	8,938
Depreciation and amortization	10,795	10,977
Impairment losses (Note 3)	308	607

Total operating expenses	164,209	153,404

Income from operations	13,714	12,217
Interest expense	7,324	8,287

Income before income taxes	6,390	3,930
Provision for income taxes (Note 4)	2,337	1,607

Net income	$4,053	$2,323

The accompanying notes are an integral part of these financial statements.

CARROLS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

SIX MONTHS ENDED JUNE 30, 2004 AND 2003

(in thousands of dollars)

	2004	Restated (Note 2) 2003
	(unaudited)
Revenues:
Restaurant sales	$334,067	$317,165
Franchise royalty revenues and fees	756	696

Total revenues	334,823	317,861
Costs and expenses:
Cost of sales	96,001	87,819
Restaurant wages and related expenses	99,522	96,824
Restaurant rent expense	17,287	15,350
Other restaurant operating expenses	44,749	43,812
Advertising expense	12,873	15,005
General and administrative	20,246	18,212
Depreciation and amortization	21,686	21,824
Impairment losses (Note 3)	569	645

Total operating expenses	312,933	299,491

Income from operations	21,890	18,370
Interest expense	14,901	16,643

Income before income taxes	6,989	1,727
Provision for income taxes (Note 4)	2,557	744

Net income	$4,432	$983

The accompanying notes are an integral part of these financial statements.

CARROLS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

SIX MONTHS ENDED JUNE 30, 2004 AND 2003

(in thousands of dollars)

	2004	Restated (Note 2) 2003
	(unaudited)
Cash flows provided from operating activities:
Net income	$4,432	$983
Adjustments to reconcile net income to net cash provided from operating activities:
Gain on sales of properties	(288)	—
Depreciation and amortization	21,686	21,824
Impairment losses	569	645
Deferred income taxes	(109)	248
Change in operating assets and liabilities	2,318	(1,966)

Net cash provided from operating activities	28,608	21,734

Cash flows used for investing activities:
Capital expenditures:
New restaurant development	(3,517)	(12,170)
Restaurant remodeling	(479)	(2,549)
Other restaurant expenditures	(2,693)	(3,822)
Corporate and restaurant information systems	(362)	(976)

Total capital expenditures	(7,051)	(19,517)
Properties purchased for sale-leaseback	(924)	—
Proceeds from sales of other properties	488	2,670

Net cash used for investing activities	(7,487)	(16,847)

Cash flows used for financing activities:
Borrowings (payments) on revolving credit facility, net	700	(19,800)
Principal payments on term loans	(6,750)	(2,750)
Principal pre-payments on term loans	(24,000)	—
Principal payments on lease financing obligations	(1,101)	(986)
Payments on other notes payable	(117)	(519)
Principal payments on capital leases	(201)	(244)
Proceeds from sale-leaseback transactions	11,260	19,439

Net cash used for financing activities	(20,209)	(4,860)

Increase in cash and cash equivalents	912	27
Cash and cash equivalents, beginning of period	2,414	2,538

Cash and cash equivalents, end of period	$3,326	$2,565

The accompanying notes are an integral part of these financial statements.

CARROLS CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands of dollars)

1.	Statement of Management

The accompanying unaudited consolidated financial statements for the three and six months ended June 30, 2004 and 2003 have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission and do not include all of the information and the footnotes required by accounting principles generally accepted in the United States of America for complete statements. In the opinion of management, all normal and recurring adjustments necessary for a fair presentation of such financial statements have been included.

The results of operations for the three and six months ended June 30, 2004 and 2003 are not necessarily indicative of the results to be expected for the full year.

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

These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2003 contained in the Company’s 2003 Annual Report on Form 10-K. The December 31, 2003 balance sheet data is derived from those audited financial statements. As further discussed in Note 2 the Company restated its financial statements including applicable footnotes in its 2003 Annual Report on Form 10-K for periods ended prior to December 31, 2003. All previously reported amounts affected by the restatement that appear elsewhere in these footnotes to the consolidated financial statements have also been restated.

Certain amounts for prior periods have been reclassified to conform to the current year presentation.

CARROLS CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(in thousands of dollars)

2.	Restatement of Previously Issued Financial Statements

As previously reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, the Company restated its financial statements including applicable footnotes for periods ended prior to December 31, 2003 to report real estate transactions for 86 restaurants consummated during 1991 to 2000 as financing transactions under SFAS No. 98 “Accounting for Leases” rather than as sale/leaseback transactions as previously reported. The impact of the restatement was to record on the Company’s balance sheets the property and equipment of the restaurants subject to these transactions and record the proceeds from these transactions (including the gains previously deferred), as a form of debt financing. The restatement also impacted our operating results by increasing the depreciation expense for the property and equipment subject to these transactions and recharacterizing the lease payments previously reported as rent expense for these restaurants as principal repayments and interest expense. There was no impact on sale/leaseback transactions that were consummated in 2002 and 2003.

The following table sets forth the previously reported amounts and the restated amounts reflected in the accompanying consolidated financial statements:

	Three Months Ended June 30, 2003		Six Months Ended June 30, 2003
	As Previously Reported	As Restated	As Previously Reported	As Restated
Consolidated Statement of Operations:
Restaurant rent expense	$9,786	$7,532	$19,857	$15,350
Depreciation and amortization	9,859	10,977	19,588	21,824
Total operating expenses	154,540	153,404	301,762	299,491
Income from operations	11,081	12,217	16,099	18,370
Interest expense	6,467	8,287	12,992	16,643
Income before income taxes	4,614	3,930	3,107	1,727
Provision for income taxes	1,893	1,607	1,321	744
Net income	2,721	2,323	1,786	983

			Six Months Ended June 30, 2003
			As Previously Reported	As Restated
Consolidated Statement of Cash Flows:
Net income			$1,786	$983
Depreciation and amortization			19,588	21,824
Deferred income taxes			825	248
Other changes in operating assets and liabilities			(2,096)	(1,966)
Net cash provided from operating activities			20,748	21,734
Principal payments on lease financing obligations			—	(986)
Net cash used for financing activities			(3,874)	(4,860)

CARROLS CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(in thousands of dollars)

3.	Impairment of Long-Lived Assets

The Company reviews its long-lived assets for impairment at the restaurant level on an ongoing basis. If an indicator of impairment exists for any of its restaurants, an estimate of undiscounted future cash flows produced by each restaurant is compared to that restaurant’s carrying value. If an asset is determined to be impaired, an impairment charge is measured by the excess of the carrying amount of the asset over its fair value. The Company recorded impairment charges for its segments as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Burger King	$308	$387	$569	$425
Taco Cabana	—	220	—	220

	$308	$607	$569	$645

4.	Income Taxes

The income tax provision for the six months ended June 30, 2004 and 2003 was comprised of the following:

	2004	2003 As Restated (Note 2)
Current	$2,666	$496
Deferred	(109)	248

	$2,557	$744

The difference between the expected tax benefit, resulting from application of the federal statutory income tax rate to pretax income, and the reported income tax provision results principally from state taxes and non-deductible amortization of certain franchise rights.

CARROLS CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(in thousands of dollars)

5.	Other Liabilities

Other long-term liabilities at June 30, 2004 and December 31, 2003 consisted of the following:

	June 30, 2004	December 31, 2003
Unearned purchase discounts	$9,751	$10,888
Accrued occupancy costs	8,273	8,012
Accrued workers compensation costs	4,371	3,848
Other	5,179	4,779

	$27,574	$27,527

6.	Stock-Based Compensation Disclosures Required by SFAS No. 123 and No. 148

Statement of Financial Accounting Standards (“SFAS”) 123, “Accounting for Stock-Based Compensation,” (SFAS 123), as amended by FAS 148, permits entities to recognize as an expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS 123 allows entities to continue to apply the provisions of APB 25 and provide pro forma net income disclosures for employee stock option grants as if the fair-value-based method defined in SFAS 123 has been applied. The Company has elected to continue applying the provisions of APB 25 and provide the pro forma disclosure provisions of SFAS 123. Had compensation cost been determined based upon the fair value of the stock options at grant date consistent with the method of SFAS 123, the Company’s pro-forma net income would have been $4,280 and $840 for the six months ended June 30, 2004 and 2003, respectively.

7.	Postretirement Benefits

The Company provides postretirement medical and life insurance benefits covering substantially all Burger King administrative and restaurant management salaried employees. In accordance with SFAS 132R, “Employers Disclosures about Pensions and Other Postretirement Benefits”, the following summarizes the components of net periodic benefit cost for the six months ended June 30, 2004 and 2003.

	2004	2003
Components of net periodic benefit cost:
Service cost	$172	$144
Interest cost	135	116
Amortization of gains and losses	31	18
Amortization of unrecognized prior service cost	(15)	(15)

Net periodic postretirement benefit cost	$323	$263

CARROLS CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(in thousands of dollars)

8.	Business Segment Information

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

The following table includes measures of segment profit or loss reported to the chief operating decision maker for purposes of allocating resources to the segments and assessing their performance. EBITDA is defined as earnings before interest, income taxes, depreciation and amortization and impairment losses.

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

CARROLS CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(in thousands of dollars)

	Taco Cabana	Pollo Tropical	Burger King	Other	Consolidated
Three Months Ended:
June 30, 2004:
Revenues	$51,612	$31,014	$95,297	$—	$177,923
Cost of sales	15,564	9,523	27,233	—	52,320
Restaurant wages and related expenses	14,553	7,775	29,343	—	51,671
Depreciation and amortization	2,715	1,156	5,927	997	10,795
EBITDA	6,705	7,499	10,613
Capital expenditures	1,595	352	1,804	196	3,947
June 30, 2003 (as restated):
Revenues	$46,796	$27,042	$91,783	$—	$165,621
Cost of sales	13,703	8,135	23,547	—	45,385
Restaurant wages and related expenses	13,481	7,192	29,107	—	49,780
Depreciation and amortization	2,152	1,350	6,407	1,068	10,977
EBITDA	6,892	5,151	11,758
Capital expenditures	5,409	945	1,929	215	8,498
Six Months Ended:
June 30, 2004:
Revenues	$97,759	$60,638	$176,426	$—	$334,823
Cost of sales	29,221	18,528	48,252	—	96,001
Restaurant wages and related expenses	27,847	14,885	56,790	—	99,522
Depreciation and amortization	5,430	2,304	12,059	1,893	21,686
EBITDA	12,998	14,748	16,399
Capital expenditures	3,577	583	2,529	362	7,051
June 30, 2003 (as restated):
Revenues	$88,362	$53,774	$175,725	$—	$317,861
Cost of sales	25,764	16,405	45,650	—	87,819
Restaurant wages and related expenses	25,559	14,016	57,249	—	96,824
Depreciation and amortization	4,401	2,681	12,651	2,091	21,824
EBITDA	12,202	10,940	17,697
Capital expenditures	9,648	3,719	5,174	976	19,517
Identifiable Assets:
At June 30, 2004	$65,363	$42,502	$196,878	$162,863	$467,606
At December 31, 2003	72,885	43,612	208,008	162,369	486,874
Year Ended December 31, 2003:
EBITDA	$24,411	$22,553	$36,787
Year Ended December 31, 2002:
EBITDA	28,278	22,384	43,651
Year Ended December 31, 2001:
EBITDA	24,467	22,085	43,219

A reconciliation of our segment's EBITDA to consolidated net income is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Segment EBITDA:
Taco Cabana	$6,705	$6,892	$12,998	$12,202
Pollo Tropical	7,499	5,151	14,748	10,940
Burger King	10,613	11,758	16,399	17,697

subtotal	24,817	23,801	44,145	40,839

Less: Depreciation and amortization	10,795	10,977	21,686	21,824
Impairment losses	308	607	569	645
Interest expense	7,324	8,287	14,901	16,643
Provision for income taxes	2,337	1,607	2,557	744

Net income	$4,053	$2,323	$4,432	$983

		Year Ended December 31,
		2003	2002	2001
Segment EBITDA:
Taco Cabana		$24,411	$28,278	$24,467
Pollo Tropical		22,553	22,384	22,085
Burger King		36,787	43,651	43,219

subtotal		83,751	94,313	89,771

Less: Depreciation and amortization		43,102	42,766	47,388
Impairment losses		4,151	1,285	7,631
Interest expense		32,363	34,955	40,552
Provision for income taxes		1,767	5,593	274

Net income (loss)		$2,368	$9,714	$(6,074)

CARROLS CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(in thousands of dollars)

9.	Guarantor Financial Statements

The $170 million senior subordinated notes of the Company are guaranteed by certain of the Company’s subsidiaries (“Guarantor Subsidiaries”), all of which are wholly-owned by the Company. These subsidiaries are:

Carrols Realty Holdings

Carrols Realty I Corp.

Carrols Realty II Corp.

Carrols J.G. Corp.

Quanta Advertising Corp.

Pollo Franchise, Inc.

Pollo Operations, Inc.

Taco Cabana, Inc.

TP Acquisition Corp.

T.C. Management, Inc.

Taco Cabana Management, Inc.

Get Real, Inc.

Texas Taco Cabana, L.P.

The following supplemental financial information includes consolidating balance sheets, statements of operations and statements of cash flows for the Parent Company only, Guarantor Subsidiaries and for the Company as of June 30, 2004 and December 31, 2003 and for the three and six months ended June 30, 2004 and 2003. Debt and goodwill allocated to subsidiaries are presented on an accounting “push-down” basis.

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

CARROLS CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

CONSOLIDATING BALANCE SHEET

June 30, 2004

(in thousands of dollars)

	Parent Company Only	Guarantor Subsidiaries	Eliminations	Combined Total
ASSETS
Current Assets:
Cash and cash equivalents	$803	$2,523	$—	$3,326
Trade and other receivables, net	479	1,538	—	2,017
Inventories	3,597	1,561	—	5,158
Prepaid rent	1,328	1,353	—	2,681
Prepaid expenses and other current assets	1,208	2,807	—	4,015
Deferred income taxes	6,286	—	—	6,286

Total current assets	13,701	9,782	—	23,483
Property and equipment, net	107,466	135,049	(26,533)	215,982
Franchise rights, net	84,024	—	—	84,024
Goodwill, net	1,449	122,412	—	123,861
Intercompany receivable (payable)	136,777	(136,777)	—	—
Investment in subsidiaries	18,898	—	(18,898)	—
Deferred income taxes	8,728	—	—	8,728
Other assets	9,926	3,011	(1,409)	11,528

Total assets	$380,969	$133,477	$(46,840)	$467,606

LIABILITIES AND STOCKHOLDER’S EQUITY
Current Liabilities:
Accounts payable	$11,333	$6,787	$—	$18,120
Accrued interest	1,373	—	—	1,373
Accrued payroll, related taxes and benefits	8,513	5,809	—	14,322
Other liabilities	9,000	7,581	—	16,581
Accrued income taxes	1,565	—	—	1,565
Current portion of long-term debt	13,626	259	—	13,885
Current portion of lease financing obligations	1,383	1,906	(833)	2,456

Total current liabilities	46,793	22,342	(833)	68,302
Long-term debt, net of current portion	251,063	516	—	251,579
Lease financing obligations, net of current portion	28,705	82,484	(30,060)	81,129
Deferred income sale/leaseback of real estate	6,116	1,181	3,074	10,371
Accrued postretirement benefits	3,249	—	—	3,249
Other liabilities	19,641	7,843	90	27,574

Total liabilities	355,567	114,366	(27,729)	442,204
Stockholder’s equity	25,402	19,111	(19,111)	25,402

Total liabilities and stockholder’s equity	$380,969	$133,477	$(46,840)	$467,606

CARROLS CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

CONSOLIDATING BALANCE SHEET

December 31, 2003

(in thousands of dollars)

	Parent Company Only	Guarantor Subsidiaries	Eliminations	Combined Total
ASSETS
Current Assets:
Cash and cash equivalents	$708	$1,706	$—	$2,414
Trade and other receivables, net	372	908	—	1,280
Inventories	3,413	1,523	—	4,936
Prepaid rent	1,309	1,225	—	2,534
Prepaid expenses and other current assets	1,150	2,893	—	4,043
Deferred income taxes	6,286	—	—	6,286

Total current assets	13,238	8,255	—	21,493
Property and equipment, net	118,489	142,060	(24,196)	236,353
Franchise rights, net	86,148	—	—	86,148
Goodwill, net	1,473	122,388	—	123,861
Intercompany receivable (payable)	147,675	(147,675)	—	—
Investment in subsidiaries	14,206	—	(14,206)	—
Deferred income taxes	8,619	—	—	8,619
Other assets	6,163	5,584	(1,347)	10,400

Total assets	$396,011	$130,612	$(39,749)	$486,874

LIABILITIES AND STOCKHOLDER’S EQUITY
Current Liabilities:
Accounts payable	$10,918	$6,312	$—	$17,230
Accrued interest	1,549	—	—	1,549
Accrued payroll, related taxes and benefits	6,826	4,719	—	11,545
Other liabilities	6,757	8,140	—	14,897
Accrued income taxes	836	—	—	836
Current portion of long-term debt	13,758	247	—	14,005
Current portion of lease financing obligations	1,292	1,723	(727)	2,288

Total current liabilities	41,936	21,141	(727)	62,350
Long-term debt, net of current portion	281,176	651	—	281,827
Lease financing obligations, net of current portion	29,418	80,290	(27,311)	82,397
Deferred income sale/leaseback of real estate	3,673	2,192	2,976	8,841
Accrued postretirement benefits	2,962	—	—	2,962
Other liabilities	15,876	11,621	30	27,527

Total liabilities	375,041	115,895	(25,032)	465,904
Stockholder’s equity	20,970	14,717	(14,717)	20,970

Total liabilities and stockholder’s equity	$396,011	$130,612	$(39,749)	$486,874

CARROLS CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

CONSOLIDATING STATEMENT OF OPERATIONS

Three Months Ended June 30, 2004

(in thousands of dollars)

(unaudited)

	Parent Company Only	Guarantor Subsidiaries	Eliminations	Combined Total
Revenues:
Restaurant sales	$95,297	$82,225	$—	$177,522
Franchise royalty revenues and fees	—	401	—	401

Total revenues	95,297	82,626	—	177,923

Costs and expenses:
Cost of sales	27,233	25,087	—	52,320
Restaurant wages and related expenses	29,343	22,328	—	51,671
Restaurant rent expense	5,658	2,409	656	8,723
Other restaurant operating expenses	13,023	9,836	—	22,859
Advertising expense	3,688	3,358	—	7,046
General and administrative	5,740	4,747	—	10,487
Depreciation and amortization	6,657	4,487	(349)	10,795
Impairment losses	308	—	—	308

Total operating expenses	91,650	72,252	307	164,209

Income from operations	3,647	10,374	(307)	13,714
Interest expense	6,165	1,635	(476)	7,324
Intercompany allocations	(4,556)	4,556	—	—

Income before income taxes	2,038	4,183	169	6,390
Provision for income taxes	525	1,812	—	2,337
Equity income from subsidiaries	2,540	—	(2,540)	—

Net income	$4,053	$2,371	$(2,371)	$4,053

CARROLS CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

CONSOLIDATING STATEMENT OF OPERATIONS

Three Months Ended June 30, 2003

(in thousands of dollars)

(unaudited)

	Parent Company Only	Guarantor Subsidiaries	Eliminations	As Restated (Note 2) Combined Total
Revenues:
Restaurant sales	$91,783	$73,480	$—	$165,263
Franchise royalty revenues and fees	—	358	—	358

Total revenues	91,783	73,838	—	165,621

Costs and expenses:
Cost of sales	23,547	21,838	—	45,385
Restaurant wages and related expenses	29,107	20,673	—	49,780
Restaurant rent expense	5,107	2,216	209	7,532
Other restaurant operating expenses	12,926	9,523	—	22,449
Advertising expense	4,113	3,623	—	7,736
General and administrative	4,915	3,875	148	8,938
Depreciation and amortization	7,260	3,808	(91)	10,977
Impairment losses	387	220	—	607

Total operating expenses	87,362	65,776	266	153,404

Income from operations	4,421	8,062	(266)	12,217
Interest expense	7,072	1,371	(156)	8,287
Intercompany allocations	(18,655)	18,655	—	—

Income (loss) before income taxes	16,004	(11,964)	(110)	3,930
Provision (benefit) for income taxes	5,300	(3,693)	—	1,607
Equity income (loss) from subsidiaries	(8,381)	—	8,381	—

Net income (loss)	$2,323	$(8,271)	$8,271	$2,323

CARROLS CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

CONSOLIDATING STATEMENT OF OPERATIONS

Six Months Ended June 30, 2004

(in thousands of dollars)

(unaudited)

	Parent Company Only	Guarantor Subsidiaries	Eliminations	Combined Total
Revenues:
Restaurant sales	$176,426	$157,641	$—	$334,067
Franchise royalty revenues and fees	—	756	—	756

Total revenues	176,426	158,397	—	334,823

Costs and expenses:
Cost of sales	48,252	47,749	—	96,001
Restaurant wages and related expenses	56,790	42,732	—	99,522
Restaurant rent expense	11,066	4,912	1,309	17,287
Other restaurant operating expenses	25,706	19,043	—	44,749
Advertising expense	6,949	5,924	—	12,873
General and administrative	11,265	8,981	—	20,246
Depreciation and amortization	13,482	8,878	(674)	21,686
Impairment losses	569	—	—	569

Total operating expenses	174,079	138,219	635	312,933

Income from operations	2,347	20,178	(635)	21,890
Interest expense	12,578	3,269	(946)	14,901
Intercompany allocations	(9,112)	9,112	—	—

Income (loss) before income taxes	(1,119)	7,797	311	6,989
Provision (benefit) for income taxes	(858)	3,415	—	2,557
Equity income from subsidiaries	4,693	—	(4,693)	—

Net income	$4,432	$4,382	$(4,382)	$4,432

CARROLS CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

CONSOLIDATING STATEMENT OF OPERATIONS

Six Months Ended June 30, 2003

(in thousands of dollars)

(unaudited)

	Parent Company Only	Guarantor Subsidiaries	Eliminations	As Restated (Note 2) Combined Total
Revenues:
Restaurant sales	$175,725	$141,440	$—	$317,165
Franchise royalty revenues and fees	—	696	—	696

Total revenues	175,725	142,136	—	317,861

Costs and expenses:
Cost of sales	45,650	42,169	—	87,819
Restaurant wages and related expenses	57,249	39,575	—	96,824
Restaurant rent expense	10,563	4,398	389	15,350
Other restaurant operating expenses	26,070	17,742	—	43,812
Advertising expense	8,012	6,993	—	15,005
General and administrative	10,484	7,550	178	18,212
Depreciation and amortization	14,316	7,675	(167)	21,824
Impairment losses	425	220	—	645

Total operating expenses	172,769	126,322	400	299,491

Income from operations	2,956	15,814	(400)	18,370
Interest expense	14,223	2,712	(292)	16,643
Intercompany allocations	(20,391)	20,391	—	—

Income (loss) before income taxes	9,124	(7,289)	(108)	1,727
Provision (benefit) for income taxes	2,611	(1,867)	—	744
Equity income (loss) from subsidiaries	(5,530)	—	5,530	—

Net income (loss)	$983	$(5,422)	$5,422	$983

CARROLS CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

CONSOLIDATING STATEMENT OF CASH FLOWS

Six Months Ended June 30, 2004

(in thousands of dollars)

(unaudited)

	Parent Company Only	Guarantor Subsidiaries	Eliminations	Combined Total
Cash flows provided from operating activities:
Net income (loss)	$(259)	$4,380	$311	$4,432
Adjustments to reconcile net income (loss) to net cash provided from (used for) operating activities:
Gain on sales of properties	(288)	—	—	(288)
Depreciation and amortization	13,482	8,878	(674)	21,686
Impairment losses	569	—	—	569
Deferred income taxes	(109)	—	—	(109)
Changes in operating assets and liabilities	15,747	(13,398)	(31)	2,318

Net cash provided from (used for) operating activities	29,142	(140)	(394)	28,608

Cash flow used for investing activities:
Capital expenditures:
New restaurant development	(931)	(2,586)	—	(3,517)
Restaurant remodeling	(479)	—	—	(479)
Other restaurant expenditures	(1,119)	(1,574)	—	(2,693)
Corporate and restaurant information systems	(255)	(107)	—	(362)

Total capital expenditures	(2,784)	(4,267)	—	(7,051)
Properties purchased for sale-leaseback	(924)	—	—	(924)
Proceeds from sales of other properties	488	—	—	488

Net cash used for investing activities	(3,220)	(4,267)	—	(7,487)

Cash flows provided from (used for) financing activities:
Borrowings from revolving credit facility, net	700	—	—	700
Principal payments on term loans	(6,750)	—	—	(6,750)
Principal pre-payments on term loans	(24,000)	—	—	(24,000)
Principal payments on lease financing obligations	(622)	(873)	394	(1,101)
Payments on other notes payable, net	(117)	—	—	(117)
Principal payments on capital leases	(78)	(123)	—	(201)
Proceeds from lease financing obligations, net	—	3,250	(3,250)	—
Financing costs associated with lease financing obligations	—	(98)	98	—
Proceeds from sale/leaseback transactions	5,040	3,068	3,152	11,260

Net cash provided from (used for) financing activities	(25,827)	5,224	394	(20,209)

Net increase in cash and cash equivalents	95	817	—	912
Cash and cash equivalents, beginning of year	708	1,706	—	2,414

Cash and cash equivalents, end of year	$803	$2,523	$—	$3,326

CARROLS CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

CONSOLIDATING STATEMENT OF CASH FLOWS

Six Months Ended June 30, 2003

(in thousands of dollars)

(unaudited)

	Parent Company Only	Guarantor Subsidiaries	Eliminations	As Restated (Note 2) Combined Total
Cash flows provided from (used for) operating activities:
Net income (loss)	$6,513	$(5,422)	$(108)	$983
Adjustments to reconcile net income (loss) to net cash provided from operating activities:
Loss on disposal of property and equipment	—	(178)	178	—
Depreciation and amortization	14,316	7,675	(167)	21,824
Impairment losses	425	220	—	645
Deferred income taxes	248	—	—	248
Changes in operating assets and liabilities	1,214	(3,166)	(14)	(1,966)

Net cash provided from operating activities	22,716	(871)	(111)	21,734

Cash flow used for investing activities:
Capital expenditures:
New restaurant development	(1,613)	(10,557)	—	(12,170)
Restaurant remodeling	(2,402)	(147)	—	(2,549)
Other restaurant expenditures	(1,159)	(2,663)	—	(3,822)
Corporate and restaurant information systems	(774)	(202)	—	(976)

Total capital expenditures	(5,948)	(13,569)	—	(19,517)
Proceeds from sales of other properties	—	2,670	—	2,670

Net cash used for investing activities	(5,948)	(10,899)	—	(16,847)

Cash flows provided from (used for) financing activities:
Payments on revolving credit facility, net	(19,800)	—	—	(19,800)
Principal payments on term loans	(2,750))	—	—	(2,750)
Principal payments on lease financing obligations	(546)	(551)	111	(986)
Proceeds from lease financing obligations, net	—	13,080	(13,080)	—
Financing costs associated with lease financing obligations	—	(721)	721	—
Payments on other notes payable	(519)	—	—	(519)
Principal payments on capital leases	(95)	(149)	—	(244)
Proceeds from sale/leaseback transactions	7,058	22	12,359	19,439

Net cash (used for) provided from financing activities	(16,652)	11,681	111	(4,860)

Net increase (decrease) in cash and cash equivalents	116	(89)	—	27
Cash and cash equivalents, beginning of period	715	1,823	—	2,538

Cash and cash equivalents, end of period	$831	$1,734	$—	$2,565

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

We use a 52-53 week fiscal year ending on the Sunday closest to December 31. For convenience, all references herein to the fiscal years ended December 29, 2002 and December 28, 2003 will be referred to as the fiscal years ended December 31, 2002 and 2003, respectively. Similarly, all references herein to the three and six months ended June 29, 2003 and June 27, 2004 will be referred to as the three and six months ended June 30, 2003 and June 30, 2004, respectively. Our fiscal years ended December 31, 2001, 2002 and 2003 each contained 52 weeks.

Overview

We are one of the largest restaurant companies in the United States operating 536 restaurants in 16 states as of June 30, 2004. We operate three restaurant brands that provide balance through diversification of our restaurant concepts and geographic dispersion. We own and operate two regional Hispanic Brand restaurant companies: Taco Cabana and Pollo Tropical. We are also the largest Burger King franchisee in the world and have operated Burger King restaurants since 1976.

Restatement

We restated our financial statements, including applicable footnotes, for periods ended prior to December 31, 2003 to report real estate transactions for 86 restaurants consummated during 1991 to 2000 as financing transactions under SFAS No. 98, “Accounting for Leases”, rather than as sale/leaseback transactions.

The restatement was due to lease provisions in certain of our sale/leaseback transactions, which in our opinion have minimal commercial impact upon the relevant terms of the leases. Had we been aware of the potential impact of the provisions upon our financial statements, we believe that both the respective lessors and we would have agreed to exclude those provisions from each lease without affecting any of the material terms of such leases. We may amend these leases in the future to address these provisions and to qualify them for treatment as operating leases as originally intended. However, we cannot assure you as to when or whether any or all of such leases will be amended.

The impact of the restatement was to record on our balance sheets the property and equipment of the restaurants subject to these transactions and record the proceeds from these transactions (including the gains previously deferred) as a form of debt financing. The restatement also impacted our financial results by increasing the depreciation expense for the property and equipment subject to these transactions and recharacterizing the lease payments previously accounted for as rent expense for these restaurants as principal repayments and interest expense. In addition, the restatement had no impact on our liquidity and net cash flow. There was no impact on sale/leaseback transactions that were consummated in 2002 and 2003.

As a result of the restatement of our previously issued financial statements discussed above, we were in default related to certain required financial leverage ratios and other covenants under our senior secured credit facility. We obtained a waiver from our senior secured lenders of any prior non-compliance and defaults resulting from the restatement. In addition, our senior secured credit facility was amended to exclude all adjustments resulting from this restatement on our financial covenant requirements and to treat, on a prospective basis, the specified leases as if no restatement or recharacterization has occurred.

See Note 2 to the consolidated financial statements included elsewhere in this Form 10Q for a complete discussion of the restatement. Amounts affected by the restatement that appear in our Management’s Discussion and Analysis of Financial Condition and Results of Operations below have also been restated.

Initial Public Offering

On June 22, 2004 our parent company, Carrols Holdings Corporation (Holdings), filed a registration statement on Form S-1 to register an initial public offering of Enhanced Yield Securities (EYSs) and senior subordinated notes to be sold separately. The EYSs will be comprised of senior subordinated notes and Class A common stock of Holdings. Holdings has no independent assets or operations other than our capital stock. The new senior subordinated notes will be guaranteed on a full and unconditional, joint and several, and unsecured senior subordinated basis by us and each of our existing domestic subsidiaries and all future domestic subsidiaries that are borrowers or become guarantors under the new credit facility to be entered into by Carrols in connection with such offering or any successor credit facility. Any guarantees will rank equally with all subsidiary guarantors’ other unsecured senior subordinated indebtedness, and will be subordinated in right of payment to any subsidiary guarantors’ senior indebtedness, including their guarantees under the new credit facility.

Significant Accounting Policies

Financial Reporting Release No. 60 requires all companies to include a discussion of critical accounting policies or methods used in the preparation of financial statements. The following is a brief discussion of the more significant accounting policies and methods used by us.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires us to make assumptions and estimates that can have a material impact on our results of operations. Sales recognition at company-operated restaurants is straightforward as customers pay for products at the time of sale and inventory turns over very quickly. Payments to vendors for products sold in the restaurants are generally settled within 30 days. The earnings reporting process is covered by our system of internal controls, and generally does not require significant management estimates and judgments. However, estimates and judgments, as noted below, are inherent in the assessment and recording of accrued occupancy costs, insurance liabilities, legal obligations, income taxes and the valuation of goodwill for impairment. While we apply our judgment based on assumptions believed to be reasonable under the circumstances, actual results could vary from these assumptions. It is possible that materially different amounts would be reported using different assumptions.

Accrued occupancy costs. We make estimates of accrued occupancy costs pertaining to closed restaurant locations on an ongoing basis. These estimates require assessment and continuous evaluation of a number of factors such as the remaining contractual period under our lease obligations, the amount of sublease income, if any, we are able to realize on a particular property and estimates of other costs such as property taxes. Differences between actual future events and prior estimates could result in adjustments to these accrued costs. At June 30, 2004 we had four non-operating properties.

Insurance liabilities. We are self-insured for most workers’ compensation, general liability and medical insurance claims. At June 30, 2004 we had $9.4 million accrued for these insurance claims. We record insurance liabilities based on historical and industry trends, which are continually monitored, and adjust accruals as warranted by changing circumstances. Since there are many estimates and assumptions involved in recording these insurance liabilities, including the ability to estimate the future development of incurred claims based on historical trends, differences between actual future events and prior estimates and assumptions could result in adjustments to these liabilities.

Legal obligations. In the normal course of business, we must make estimates of potential future legal obligations and liabilities, which require the use of management’s judgment. Management may also use outside legal advice to assist in the estimating process. However, the ultimate outcome of various legal issues could be different than management estimates and adjustments to income could be required.

Income taxes. We record income tax liabilities utilizing known obligations and estimates of potential obligations. We are required to record a valuation allowance if the value of estimated deferred tax assets are different from those recorded. This would include making estimates and judgments on future taxable income, the consideration of feasible tax planning strategies and existing facts and circumstances. When the amount of deferred tax assets to be realized is different from that recorded, the asset balance and income statement would reflect the change in the period such determination is made.

Goodwill valuation. We must evaluate our recorded intangible assets for impairment under Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets,” on an ongoing basis. We have elected to conduct our annual impairment review of goodwill and other intangible assets at December 31. Our review at December 31, 2003 indicated there has been no impairment as of that date. This annual evaluation requires us to make estimates and assumptions regarding the fair value of our reporting units. These estimates may differ from actual future events.

Results of Operations

Three Months Ended June 30, 2004 Compared to Three Months Ended June 30, 2003

Since June 30, 2003 we have opened two new Burger King restaurants, closed one Burger King restaurant, opened seven Taco Cabana restaurants and closed two Taco Cabana restaurants.

The following table sets forth, for the three months ended June 30, 2004 and 2003, selected operating results as a percentage of total restaurant sales:

	2004	2003
Restaurant sales:
Burger King	53.7%	55.5%
Pollo Tropical	17.3%	16.2%
Taco Cabana	29.0%	28.3%

	100.0%	100.0%
Costs and expenses:
Cost of sales	29.5%	27.5%
Restaurant wages and related expenses	29.1%	30.1%
Restaurant rent expense	4.9%	4.6%
Other restaurant operating expenses	12.9%	13.6%
Advertising expense	4.0%	4.7%
General and administrative	5.9%	5.4%
Income from restaurant operations	7.5%	7.2%

Restaurant Sales. Total restaurant sales for the second quarter of 2004 increased $12.2 million, or 7.4%, to $177.5 million from $165.3 million in the second quarter of 2003 due to sales increases at each of our restaurant concepts. Taco Cabana restaurant sales increased $4.8 million, or 10.3%, to $51.5 million in the second quarter of 2004 due to a 5.2% sales increase at our comparable Taco

Cabana restaurants and the net addition of five restaurants during the second quarter of 2004. Taco Cabana comparable restaurant sales in the second quarter of 2004 increased from higher customer traffic, an increase in the average sales transaction compared to the second quarter of 2003 and, to a lesser extent, menu price increases of approximately 1%, which occurred early in the first quarter of 2004. Pollo Tropical restaurant sales increased $3.9 million, or 14.7%; in the second quarter of 2004 to $30.7 million due to a 14.1% sales increase at our comparable Pollo Tropical restaurants, which resulted primarily from increases in customer traffic. Burger King restaurant sales increased $3.5 million, or 3.8%, to $95.3 million in the second quarter of 2004 due to an increase in comparable restaurant sales of 4.2%. The sales increase for our Burger King restaurants in the second quarter of 2004 was driven by an increase in the average sales transaction of 5.8% due to the introductory promotions of premium sandwiches. There were no significant menu price increases in the first six months of 2004 for our Burger King and Pollo Tropical restaurants.

Operating Costs and Expenses. Cost of sales (food and paper costs), as a percentage of total restaurant sales, increased to 29.5% in the second quarter of 2004 from 27.5% in the second quarter of 2003. Taco Cabana cost of sales, as a percentage of Taco Cabana restaurant sales, increased to 30.2% in the second quarter of 2004 from 29.3% in the second quarter of 2003 due primarily to higher beef commodity prices in 2004, offset partially by a modest price increase of 1.0% early in the first quarter of 2004. Pollo Tropical cost of sales, as a percentage of Pollo Tropical restaurant sales, increased to 31.0% in the second quarter of 2004 from 30.4% in the first quarter of 2003 due primarily to lower rebates and an increase in chicken commodity prices in 2004 of 3.0%, offset in part by improvements in restaurant food controls. Burger King cost of sales, as a percentage of Burger King restaurant sales, increased to 28.6% in the second quarter of 2004 from 25.7% in the second quarter of 2003 due primarily to a 16% increase in beef commodity prices and, to a much lesser extent, higher promotional sales discounts in the second quarter of 2004.

Restaurant wages and related expenses, as a percentage of total restaurant sales, decreased to 29.1% in the second quarter of 2004 from 30.1% in the second quarter of 2003. Taco Cabana restaurant wages and related expenses, as a percentage of Taco Cabana restaurant sales, decreased to 28.3% in the second quarter of 2004 from 28.9% in the second quarter of 2003 due to the menu price increase in the first quarter of 2004 and the effect on fixed labor costs of higher comparable restaurant sales volumes. Pollo Tropical restaurant wages and related expenses, as a percentage of Pollo Tropical restaurant sales, decreased significantly to 25.3% in the second quarter of 2004 from 26.8% in the second quarter of 2003 due to restaurant productive labor efficiencies and the effect on fixed labor costs of higher comparable restaurant sales volumes. Burger King restaurant wages and related expenses, as a percentage of Burger King restaurant sales, decreased to 30.8% in the second quarter of 2004 from 31.7% in 2003 due to the effects of higher sales volumes on fixed labor costs and lower restaurant incentive bonuses (0.6% of Burger King sales).

Other restaurant operating expenses, as a percentage of total restaurant sales, decreased to 12.9% in the second quarter of 2004 from 13.6% in the second quarter of 2003. Taco Cabana other restaurant operating expenses, as a percentage of Taco Cabana restaurant sales, decreased slightly to 13.1% in the second quarter of 2004 from 13.2% in the second quarter of 2003 due to the effect of higher sales volumes on fixed operating costs. Pollo Tropical other restaurant operating expenses, as a percentage of Pollo Tropical restaurant sales, decreased to 10.0% in the second quarter of 2004 from 12.5% in the second quarter of 2003 due to lower liability insurance claim costs (1.1% of Pollo Tropical sales), lower utility costs (0.4% of Pollo Tropical sales), a gain related to a closed restaurant location (0.4% of Pollo Tropical sales) and the effects of higher sales volumes on fixed operating costs. Burger King other restaurant operating expenses, as a percentage of Burger King restaurant sales, decreased to 13.7% in the second quarter of 2004 from 14.1% in the second quarter of 2003 due to lower repair and maintenance expenses (0.2% of Burger King sales) and the effect of higher sales volumes on fixed costs.

Advertising expense, as a percentage of total restaurant sales, decreased to 4.0% in the second quarter of 2004 from 4.7% in the second quarter of 2003. Taco Cabana advertising expense, as a percentage of Taco Cabana restaurant sales, increased to 5.9% in the second quarter of 2004 from 5.4% in the second quarter of 2003 due to the timing of promotions in 2004 compared to the prior year. Pollo Tropical advertising expense, as a percentage of Pollo Tropical restaurant sales, decreased significantly to 1.0% in the second quarter of 2004 from 4.1% in the second quarter of 2003 due to lower television and radio advertising expenditures. We anticipate our Pollo Tropical advertising expense for all of 2004, as a percentage of Pollo Tropical restaurant sales, to range from 2.0% to 2.5%, which is lower than historical levels due to the reduced advertising levels in the first half of 2004. Burger King advertising expense, as a percentage of Burger King restaurant sales, decreased to 3.9% in the second quarter of 2004 from 4.5% in the second quarter of 2003 due to lower local advertising expenditures.

Restaurant rent expense, as a percentage of total restaurant sales, increased to 4.9% in the second quarter of 2004 from 4.6% in the second quarter of 2003 due to sale/leaseback transactions completed in 2003, and to a lesser extent, those completed in 2004.

General and administrative expenses, as a percentage of total restaurant sales, increased to 5.9% in the second quarter of 2004 from 5.4% in the second quarter of 2003 and increased $1.5 million to $10.5 million due primarily to increased administrative bonus levels of $1.3 million.

Depreciation and Amortization and Impairment Losses. Depreciation and amortization expense decreased to $10.8 million in the second quarter of 2004 from $11.0 million in the second quarter of 2003 due primarily to lower equipment depreciation at our Burger King restaurants. Impairment losses were $0.3 million in the second quarter of 2004 and were related to certain underperforming Burger King restaurants. Impairment losses were $0.6 million in the second quarter of 2003 and were related to certain underperforming Burger King restaurants and one Taco Cabana restaurant.

Interest Expense. Interest expense decreased $1.0 million to $7.3 million in the second quarter of 2004 from $8.3 million in the second quarter of 2003 due to lower average debt balances in 2004. We used our operating cash flows and the net proceeds from our sale/leaseback transactions in 2003 and 2004 to reduce outstanding debt under our senior credit facility. In the second quarter of 2004, interest expense on long-term debt, which excludes lease financing obligations, was $5.5 million compared to $6.5 million in the second quarter of 2003. The weighted average interest rate on long-term debt for the three months ended June 30, 2004 and 2003 was 7.7% and 7.1%, respectively. Interest expense on lease financing obligations was $1.8 million in both the second quarter of 2004 and 2003.

Income Taxes. The provision for income taxes for the second quarter of 2004 was derived using an estimated effective annual income tax rate for 2004 of 36.6%. This rate was higher than our anticipated federal statutory tax rate of 35% in 2004 due to state franchise taxes and non-deductible amortization of certain franchise rights.

Net Income. As a result of the foregoing, net income in the second quarter of 2004 was $4.1 million compared to $2.3 million in the second quarter of 2003.

Six Months Ended June 30, 2004 Compared to Six Months Ended June 30, 2003

The following table sets forth, for the six months ended June 30, 2004 and 2003, selected operating results as a percentage of total restaurant sales:

	2004	2003
Restaurant sales:
Burger King	52.8%	55.4%
Pollo Tropical	18.0%	16.8%
Taco Cabana	29.2%	27.8%

	100.0%	100.0%
Costs and expenses:
Cost of sales	28.7%	27.7%
Restaurant wages and related expenses	29.8%	30.5%
Restaurant rent expense	5.2%	4.8%
Other restaurant operating expenses	13.4%	13.8%
Advertising expense	3.9%	4.7%
General and administrative	6.1%	5.7%
Income from restaurant operations	6.3%	5.6%

Restaurant Sales. Total restaurant sales for the first six months of 2004 increased $16.9 million, or 5.3%, to $334.1 million from $317.2 million in the first six months of 2003 due primarily to sales increases at our two Hispanic restaurant concepts. Taco Cabana restaurant sales increased $9.4 million, or 10.6%, to $97.5 million in the first six months of 2004 due in part to a 4.9% sales increase at our comparable Taco Cabana restaurants and the net addition of eight restaurants since the beginning of 2003. Taco Cabana comparable restaurant sales in the first six months of 2004 increased from higher customer traffic, an increase in the average sales transaction compared to the first six months of 2003 and, to a lesser extent, menu price increases of approximately 1% which occurred early in the first quarter of 2004. Pollo Tropical restaurant sales increased $6.8 million, or 12.8%, in the first six months of 2004 to $60.1 million due primarily to an 11.0% sales increase at our comparable Pollo Tropical restaurants that resulted from increases in customer traffic. Burger King restaurant sales increased by $0.7 million to $176.4 million in the first six months of 2004 based on a slight increase in comparable restaurant sales of 0.7%. Increases in the average sales transaction at our Burger King restaurants in the first six months of 2004 compared to the first six months of 2003 from the introductory promotions of premium sandwiches were substantially offset by reduced customer traffic, most notably in the first quarter of 2004. There were no significant menu price increases in the first six months of 2004 for our Burger King or Pollo Tropical restaurants.

Operating Costs and Expenses. Cost of sales (food and paper costs), as a percentage of total restaurant sales, increased to 28.7% in the first six months of 2004 from 27.7% in the first six months of 2003. Taco Cabana cost of sales, as a percentage of Taco Cabana restaurant sales, increased to 30.0% in the first six months of 2004 from 29.2% in the first six months of 2003 due to higher beef commodity prices in 2004, offset partially by a modest price increase of 1.0% early in the first quarter of 2004. Pollo Tropical cost of sales, as a percentage of Pollo Tropical restaurant sales, was 30.8% in both the first six months of 2004 and 2003 as improvements in restaurant food controls offset an increase in chicken commodity prices in 2004 of 3.0% and lower vendor rebates in 2004. Burger King cost of sales, as a percentage of Burger King restaurant sales, increased to 27.3% in the first six months of 2004 from 26.0% in the first six months of 2003 due to a 15.6% increase in beef commodity prices offset slightly by lower promotional sales discounts in 2004, primarily in the first quarter.

Restaurant wages and related expenses, as a percentage of total restaurant sales, decreased to 29.8% in the first six months of 2004 from 30.5% in the first six months of 2003. Taco Cabana restaurant wages and related expenses, as a percentage of Taco Cabana restaurant sales, decreased to 28.5% in the first six months of 2004 from 29.0% in the first six months of 2003 due to the price increase in the first quarter of 2004 and the effect on fixed labor costs of higher comparable restaurant sales volumes. Pollo Tropical restaurant wages and related expenses, as a percentage of Pollo Tropical restaurant sales, decreased significantly to 24.8% in the first six months of 2004 from 26.3% in the first six months of 2003 due to restaurant productive labor efficiencies and the effect on fixed labor costs of higher comparable restaurant sales volumes. Burger King restaurant wages and related expenses, as a percentage of Burger King restaurant sales, decreased to 32.2% in the first six months of 2004 from 32.6% in 2003 due to lower restaurant incentive bonuses (0.3% of Burger King sales) and restaurant labor efficiencies (0.3% of Burger King sales) offset in part by higher workers compensation and medical insurance costs (0.3% of Burger King sales).

Other restaurant operating expenses, as a percentage of total restaurant sales, decreased to 13.4% in the first six months of 2004 from 13.8% in the first six months of 2003. Taco Cabana other restaurant operating expenses, as a percentage of Taco Cabana restaurant sales, increased slightly to 13.1% in the first six months of 2004 from 13.0% in the first six months of 2003 due to increased restaurant repair and maintenance expenses. Pollo Tropical other restaurant operating expenses, as a percentage of Pollo Tropical restaurant sales, decreased to 10.5% in the first six months of 2004 from 11.7% in the first six months of 2003 due to lower liability insurance claim costs (0.6% of Pollo Tropical sales), lower utility costs (.2% of Pollo Tropical sales), a gain related to a closed restaurant location (0.2%) and the effect of higher sales volumes on fixed operating costs. Burger King other restaurant operating expenses, as a percentage of Burger King restaurant sales, decreased to 14.6% in the first six months of 2004 from 14.8% in the first six months of 2003 due to lower repair and maintenance expenses.

Advertising expense, as a percentage of total restaurant sales, decreased to 3.9% in the first six months of 2004 from 4.7% in the first six months of 2003. Taco Cabana advertising expense, as a percentage of Taco Cabana restaurant sales, decreased to 5.3% in the first six months of 2004 from 5.5% in the first six months of 2003 due to the timing of promotions in 2004 compared to the prior year. Pollo Tropical advertising expense, as a percentage of Pollo Tropical restaurant sales, decreased significantly to 1.3% in the first six months of 2004 from 4.0% in the first six months of 2003 due to lower television and radio advertising expenditures. We anticipate our Pollo Tropical advertising expense for all of 2004, as a percentage of Pollo Tropical restaurant sales, to range from 2.0% to 2.5%, which is lower than historical levels. Burger King advertising expense, as a percentage of Burger King restaurant sales, decreased to 3.9% in the first six months of 2004 from 4.6% in the first six months of 2003 due to lower local advertising expenditures.

Restaurant rent expense, as a percentage of total restaurant sales, increased to 5.2% in the first six months of 2004 from 4.8% in the first six months of 2003 due to sale/leaseback transactions completed in 2003, and to a lesser extent, those completed in 2004.

General and administrative expenses, as a percentage of total restaurant sales, increased to 6.1% in the first six months of 2004 from 5.7% in the first six months of 2003 and increased $2.0 million to $20.2 million due primarily to increased administrative bonus levels of $1.9 million.

Depreciation and Amortization and Impairment Losses. Depreciation and amortization expense decreased to $21.7 million in the first six months of 2004 from $21.8 million in the first six months of 2003 due primarily to lower equipment depreciation at our Burger King restaurants. Impairment losses were $0.6 million in the first six months of 2004 and were related to certain underperforming Burger King restaurants. Impairment losses were $0.6 million in the first six months of 2003 and pertained to certain underperforming Burger King restaurants and one Taco Cabana restaurant.

Interest Expense. Interest expense decreased $1.7 million to $14.9 million in the first six months of 2004, from $16.6 million in the first six months of 2003 due to lower average debt balances in 2004. We used our operating cash flows and the net proceeds from our sale/leaseback transactions in 2003 and 2004 to reduce outstanding debt under our senior credit facility. In addition to scheduled principal payments required under our senior credit facility, we prepaid $24.0 million of outstanding principal during the six months ended June 30, 2004. In the first six months of 2004, interest expense on long-term debt, which excludes lease financing obligations, was $11.3 million compared to $13.0 million in the first six months of 2003. The weighted average interest rate on long-term debt for the first six months of 2004 and 2003 was 7.6% and 7.1%, respectively. Interest expense on lease financing obligations was $3.6 million and $3.7 in the first six months of 2004 and 2003, respectively.

Income Taxes. The provision for income taxes for the first six months of 2004 was derived using an estimated effective annual income tax rate for 2004 of 36.6%. This rate was higher than our anticipated federal statutory tax rate of 35% in 2004 due to state franchise taxes and non-deductible amortization of certain franchise rights.

Net Income. As a result of the foregoing, net income in the first six months of 2004 was $4.4 million compared to $1.0 million in the first six months of 2003.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Liquidity and Capital Resources

We do not have significant receivables or inventory and receive trade credit based upon negotiated terms in purchasing food products and other supplies. We are able to operate with a substantial working capital deficit because:

•	restaurant operations are primarily conducted on a cash basis;

•	rapid turnover results in a limited investment in inventories; and

•	cash from sales is usually received before related accounts for food, supplies and payroll become due.

Our cash requirements have arisen from:

•	servicing our debt;

•	ongoing capital reinvestment in our existing restaurants; and

•	financing the opening and equipping of new restaurants.

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

Operating activities. Net cash provided by operating activities for the six months ended June 30, 2004 and 2003 was $28.6 million and $21.7 million, respectively. Our income tax payments included in operating activities have been historically reduced due to the utilization of net operating loss carryforwards. As of December 31, 2003, we had remaining net operating loss carryforwards for federal income tax purposes of $5.3 million, federal alternative minimum tax credit carryforwards of $3.7 million and federal work opportunity tax credit carryforwards of $2.6 million.

Investing activities including capital expenditures. Net cash used for investing activities for the six months ended June 30, 2004 and 2003 was $7.5 million and $16.8 million, respectively. Capital expenditures represent a major investment of cash for us, and for the six months ended June 30, 2004 and 2003, were $7.1 million and $19.5 million, respectively. In the first six months of 2004 we sold an excess land parcel for net proceeds of $0.5 million and in the first six months of 2003 we sold four non-operating properties for net proceeds of $2.7 million. The net proceeds from these sales were used to reduce outstanding debt under our senior credit facility.

Our capital expenditures primarily include (1) restaurant maintenance, (2) restaurant remodeling and (3) new restaurant development. Capital maintenance expenditures include expenditures for the ongoing reinvestment and enhancement of our restaurants. Remodeling expenditures include expenditures for renovating and in some cases rebuilding the interior and exterior of our existing restaurants, which in the past have generally been expenditures associated with franchise renewals with respect to our Burger King restaurants. Expenditures for new restaurant development are associated with developing new restaurants including the purchase of related real estate. The following table sets forth our capital expenditures for the periods presented:

	Taco Cabana	Pollo Tropical	Burger King	Consolidated
	(Dollars in thousands)
Six Months Ended June 30, 2003:
Restaurant maintenance	$1,225	$1,438	$1,159	$3,822
Restaurant remodeling	121	26	2,402	2,549
New restaurant development	8,302	2,255	1,613	12,170
Other capital expenditures	81	121	774	976

Total capital expenditures	$9,729	$3,840	$5,948	$19,517
Number of new restaurants	4	2	1	7
Six Months Ended June 30, 2004:
Restaurant maintenance	$991	$583	$1,119	$2,693
Restaurant remodeling	—	—	479	479
New restaurant development	2,586	—	931	3,517
Other capital expenditures	50	57	255	362

Total capital expenditures	$3,627	$640	$2,784	$7,051
Number of new restaurants	3	0	1	4

In 2004, we anticipate total capital expenditures of approximately $20 million to $22 million. These capital expenditures include approximately $11 million to $12 million for the development of new restaurants and purchase of related real estate applicable to our three restaurant concepts. Capital expenditures in 2004 also include expenditures of approximately $8 million to $9 million for the ongoing reinvestment in our three restaurant concepts for remodeling costs and capital maintenance expenditures and approximately $1.0 million in other capital expenditures.

Financing activities including sale/leaseback transactions. Net cash used for financing activities for the six months ended June 30, 2004 and 2003 was $20.2 million and $4.9 million, respectively. Financing activities in these periods consisted primarily of borrowings and repayments under our debt arrangements and sales of restaurant properties in sale/leaseback transactions.

In the first six months of 2004, we sold eight restaurant properties in sale/leaseback transactions for net proceeds of $11.3 million. In the first six months of 2003 we sold fifteen restaurant properties in sale/leaseback transactions for net proceeds of $19.4 million. The net proceeds from all such sales were used to reduce outstanding debt under our senior credit facility. For all of 2004, we anticipate that our net proceeds from sale/leaseback transactions will be approximately $15 million.

Existing indebtedness. At June 30, 2004, we had total debt of $349.0 million comprised of $170.0 million of unsecured 9.5% Senior Subordinated Notes due 2008, borrowings under our senior credit facility of $94.0 million, lease financing obligations of $83.6 million and other debt, primarily capital leases, of $1.4 million. Our senior credit facility provides for a $70 million term loan A facility, an $80 million term loan B facility and a $50 million revolving credit facility. During the six months ended June 30, 2004 we made voluntary principal prepayments on our term A and term B debt of $24.0 million. At June 30, 2004, $92.7 million was outstanding under the term loan A and B facilities and $1.3 million was outstanding under our revolving credit facility. We elected to reduce our revolving credit facility from $100 million to $50 million on May 5, 2004. At June 30, 2004, $38.1 million was available for borrowings under our revolving credit facility, after reserving $10.6 million for letters of credit guaranteed by the facility, subject to meeting certain financial ratio tests required under the senior credit facility.

As a result of the restatement of our previously issued financial statements discussed above, we were in default related to certain required financial leverage ratios and other covenants under our senior secured credit facility. We obtained a waiver from our senior secured lenders of any prior non-compliance and defaults resulting from the restatement. In addition, our senior secured credit facility was amended to exclude all adjustments resulting from this restatement on our financial covenant requirements and to treat, on a prospective basis, the specified leases as if no restatement or recharacterization had occurred. We were in compliance with the covenants under our senior credit facility, as amended, and the indenture governing our 9.5% Senior Subordinated Notes due 2008 as of June 30, 2004.

Inflation

The inflationary factors that have historically affected our results of operations include increases in food and paper costs, labor and other operating expenses. Wages paid in our restaurants are impacted by changes in the federal and state hourly minimum wage rates. Accordingly, changes in the federal and state hourly minimum wage rates directly affect our labor costs. The restaurant industry and we typically attempt to offset the effect of inflation, at least in part, through periodic menu price increases and various cost reduction programs. We cannot assure you that we will be able to offset such inflationary cost increases in the future.

Recent Accounting Pronouncements

In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities”, an interpretation of Accounting Research Bulletin (ARB) No. 51 (FIN 46). FIN 46 is intended to clarify the application of the majority voting interest requirement of ARB No. 51, “Consolidated Financial Statements”, to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The controlling financial interest may be achieved through arrangements that do not involve voting interests. A company that holds variable interests in an entity will need to consolidate the variable interest entity (VIE) if the company’s interest in the VIE is such that the company will absorb a majority of the VIE’s expected losses and/or receive a majority of the entity’s expected residual returns, if they occur. FIN 46 also requires additional disclosures by primary beneficiaries and other significant variable interest holders. FIN 46 may be applied prospectively with a cumulative-effect adjustment as of the date on which it is first applied or by restating previously issued financial statements for one or more years with a cumulative-effect adjustment as of the beginning of the first year restated. FIN 46 is effective immediately for a VIE created or obtained after January 31, 2003. FIN 46, as amended, became effective for variable interests in a VIE created before February 1, 2003 as of December 31, 2003.

FIN 46 has been subsequently modified, clarified and replaced by the issuance of FIN 46R on December 23, 2003. Relative to FIN 46, FIN 46R (a) essentially excludes operating businesses from its provisions subject to four conditions, (b) states the provisions of FIN 46R are not required to be applied if a company is unable, subject to making an exhaustive effort, to obtain the necessary information, (c) includes new definitions and examples of what variable interests are, (d) clarifies and changes the definition of a variable interest entity and (e) clarifies and changes the definition and treatment of de facto agents, as that term is defined in FIN 46 and FIN 46R. FIN 46R was issued December 23, 2003 and, for us, is effective in 2004. We reviewed the provisions of FIN 46R and determined that it does not have a material effect on our financial statements.

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

In accordance with Exchange Act Rules 13a – 15 and 15d – 15, we carried out an evaluation, with the participation of the Chief Executive Officer and Chief Financial Officer, as well as other key members of our management, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report, to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

No change occurred in our internal controls concerning financial reporting during the second quarter of 2004 that materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

There were no material legal proceedings commenced by or initiated against the Company during the reported quarter or material developments in any previously reported litigation.

Item 2.	Changes in Securities and Use of Proceeds and Issuer Purchases of Equity Securities

None

Item 3.	Default Upon Senior Securities

None

Item 4.	Submission of Matters to a Vote of Security Holders

None

Item 5.	Other Information

None

Item 6.	Exhibits and Reports on Form 8-K

(a) The following exhibits are filed as part of this report.

Exhibit No.

31.1	Chief Executive Officer’s Certificate Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer’s Certificate Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certificate Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certificate Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K filed during the reported quarter.

Date Filed or Furnished	Item Number	Description
April 16, 2004	5 and 7	Announced restatement of previously reported financial statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CARROLS CORPORATION

Date: August 11, 2004	/s/ Alan Vituli
(Signature)
Alan Vituli
Chairman of the Board and Chief Executive Officer

Date: August 11, 2004	/s/ Paul R. Flanders
(Signature)
Paul R. Flanders
Vice President – Chief Financial Officer and Treasurer