Form 10-Q
period 2004-09-30
CARROLS CORP
filed 2004-11-10
CIK 17927

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2004

or

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

The number of shares of the registrant’s common stock outstanding as of November 9, 2004 is 10.

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

CARROLS CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands of dollars)

	September 30, 2004	December 31, 2003
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$2,989	$2,414
Trade and other receivables, net	1,975	1,280
Inventories	4,595	4,936
Prepaid rent	191	2,534
Prepaid expenses and other current assets	4,497	4,043
Refundable income taxes	200	—
Deferred income taxes	6,286	6,286

Total current assets	20,733	21,493

Property and equipment, at cost less accumulated depreciation of $221,384 and $194,652, respectively	210,981	236,353

Franchise rights, at cost less accumulated amortization of $54,012 and $50,732, respectively (Note 9)	82,992	86,148

Goodwill, at cost less accumulated amortization of $10,053 at both dates (Note 9)	123,861	123,861

Deferred income taxes	7,188	8,619

Other assets	9,434	10,400

Total assets	$455,189	$486,874

The accompanying notes are an integral part of these financial statements.

CARROLS CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (continued)

(in thousands of dollars)

	September 30, 2004	December 31, 2003
	(unaudited)
LIABILITIES and STOCKHOLDER’S EQUITY
Current liabilities:
Accounts payable	$19,676	$17,230
Accrued interest	5,470	1,549
Accrued payroll, related taxes and benefits	16,513	11,545
Accrued income taxes	—	836
Other liabilities	15,027	14,897
Current portion of long-term debt	12,215	14,005
Current portion of lease financing obligations	2,535	2,288

Total current liabilities	71,436	62,350

Long-term debt, net of current portion	233,581	281,827
Lease financing obligations, net of current portion	80,472	82,397
Deferred income – sale/leaseback of real estate	11,004	8,841
Accrued postretirement benefits	3,367	2,962
Other liabilities (Note 7)	27,343	27,527

Total liabilities	427,203	465,904

Commitments and contingencies (Note 11)

Stockholder’s equity:
Common stock, par value $1; authorized 1,000 shares, issued and outstanding – 10 shares	—	—
Additional paid-in capital	24,485	24,485
Accumulated earnings (deficit)	3,501	(3,515)

Total stockholder’s equity	27,986	20,970

Total liabilities and stockholder’s equity	$455,189	$486,874

The accompanying notes are an integral part of these financial statements.

CARROLS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003

(unaudited)

(in thousands of dollars)

	2004	Restated (Note 2) 2003
Revenues:
Restaurant sales	$177,796	$165,836
Franchise royalty revenues and fees	366	359

Total revenues	178,162	166,195

Costs and expenses:
Cost of sales	51,853	47,304
Restaurant wages and related expenses	52,245	49,400
Restaurant rent expense	8,966	7,670
Other restaurant operating expenses	24,405	23,352
Advertising expense	6,186	6,261
General and administrative	10,503	10,236
Depreciation and amortization	10,357	10,729
Impairment losses (Note 5)	60	1,687
Other expense (Note 4)	2,352	—

Total operating expenses	166,927	156,639

Income from operations	11,235	9,556

Interest expense	7,145	8,067

Income before income taxes	4,090	1,489

Provision for income taxes (Note 6)	1,506	695

Net income	$2,584	$794

The accompanying notes are an integral part of these financial statements.

CARROLS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003

(unaudited)

(in thousands of dollars)

	2004	Restated (Note 2) 2003
Revenues:
Restaurant sales	$511,863	$483,001
Franchise royalty revenues and fees	1,122	1,055

Total revenues	512,985	484,056

Costs and expenses:
Cost of sales	147,854	135,123
Restaurant wages and related expenses	151,767	146,224
Restaurant rent expense	26,253	23,020
Other restaurant operating expenses	69,154	67,164
Advertising expense	19,059	21,266
General and administrative	30,749	28,448
Depreciation and amortization	32,043	32,553
Impairment losses (Note 5)	629	2,332
Other expense (Note 4)	2,352	—

Total operating expenses	479,860	456,130

Income from operations	33,125	27,926

Interest expense	22,046	24,710

Income before income taxes	11,079	3,216

Provision for income taxes (Note 6)	4,063	1,439

Net income	$7,016	$1,777

The accompanying notes are an integral part of these financial statements.

CARROLS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003

(unaudited)

(in thousands of dollars)

	2004	Restated (Note 2) 2003
Cash flows provided from operating activities:
Net income	$7,016	$1,777
Adjustments to reconcile net income to net cash provided from operating activities:
Loss (gain) on sales of properties	(314)	388
Depreciation and amortization	32,043	32,553
Impairment losses	629	2,332
Deferred income taxes	1,431	674
Change in operating assets and liabilities	10,781	(1,008)

Net cash provided from operating activities	51,586	36,716

Cash flows used for investing activities:
Capital expenditures:
New restaurant development	(7,422)	(16,833)
Restaurant remodeling	(818)	(3,133)
Other restaurant expenditures	(4,565)	(5,468)
Corporate and restaurant information systems	(724)	(1,187)

Total capital expenditures	(13,529)	(26,621)
Properties purchased for sale-leaseback	(924)	(3,149)
Proceeds from dispositions of property and equipment	1,174	2,670

Net cash used for investing activities	(13,279)	(27,100)

Cash flows used for financing activities:
Payments on revolving credit facility, net	(500)	(36,100)
Principal payments on term loans	(10,125)	(5,500)
Principal pre-payments on term loans	(39,000)	—
Principal payments on lease financing obligations	(1,678)	(1,496)
Payments on other notes payable	(117)	(716)
Principal payments on capital leases	(294)	(370)
Proceeds from sale-leaseback transactions	13,982	35,278

Net cash used for financing activities	(37,732)	(8,904)

Increase in cash and cash equivalents	575	712
Cash and cash equivalents, beginning of period	2,414	2,538

Cash and cash equivalents, end of period	$2,989	$3,250

The accompanying notes are an integral part of these financial statements.

CARROLS CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands of dollars)

1.	Statement of Management

The accompanying unaudited consolidated financial statements for the three and nine months ended September 30, 2004 and 2003 have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission and do not include all of the information and the footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all normal and recurring adjustments necessary for a fair presentation of such financial statements have been included.

The results of operations for the three and nine months ended September 30, 2004 and 2003 are not necessarily indicative of the results to be expected for the full year.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

The consolidated financial statements include the accounts of Carrols Corporation and its majority owned subsidiaries (“Carrols” or the “Company”). All material intercompany balances, transactions and profits have been eliminated.

We use a 52-53 week fiscal year ending on the Sunday closest to December 31. For convenience, all references herein to the fiscal years ended December 29, 2002 and December 28, 2003 will be referred to as the fiscal years ended December 31, 2002 and 2003, respectively. Similarly, all references herein to the three and nine months ended September 28, 2003 and September 26, 2004 will be referred to as the three and nine months ended September 30, 2003 and September 30, 2004, respectively. Our fiscal years ended December 31, 2001, 2002 and 2003 each contained 52 weeks. Our fiscal year ended December 31, 2004 will contain 53 weeks. The additional week in fiscal 2004 will be included in the fourth quarter.

These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2003 contained in the Company’s 2003 Annual Report on Form 10-K. The December 31, 2003 balance sheet data is derived from those audited financial statements. As further discussed in Note 3, the Company restated its financial statements including applicable footnotes in its 2003 Annual Report on Form 10-K for periods ended prior to December 31, 2003. All previously reported amounts affected by the restatement that appear elsewhere in these footnotes to the consolidated financial statements have also been restated.

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

The following table presents the Company’s proforma net income had compensation cost been determined based upon the fair value of the stock options at the grant date consistent with the fair-value-based method of FAS 123:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
		Restated (Note 2)		Restated (Note 2)
Net income as reported	$2,584	$794	$7,016	$1,777
Less: Compensation cost, net of tax	72	65	224	208

Proforma net income	$2,512	$729	$6,792	$1,569

3.	Restatement of Previously Issued Financial Statements

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

CARROLS CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(in thousands of dollars)

The following table sets forth the previously reported amounts and the restated amounts reflected in the accompanying consolidated financial statements:

	Three Months Ended September 30, 2003		Nine Months Ended September 30, 2003
	As Previously Reported	As Restated	As Previously Reported	As Restated
Consolidated Statements of Operations:
Restaurant rent expense	$9,924	$7,670	$29,781	$23,020
Depreciation and amortization	9,611	10,729	29,199	32,553
Total operating expenses	157,775	156,639	459,537	456,130
Income from operations	8,420	9,556	24,519	27,926
Interest expense	6,257	8,067	19,249	24,710
Income before income taxes	2,163	1,489	5,270	3,216
Provision for income taxes	976	695	2,297	1,439
Net income	1,187	794	2,973	1,777

			Nine Months Ended September 30, 2003
			As Previously Reported	As Restated
Consolidated Statements of Cash Flows:
Net income			$2,973	$1,777
Depreciation and amortization			29,199	32,553
Deferred income taxes			1,532	674
Other changes in operating assets and liabilities			(1,204)	(1,008)
Net cash provided from operating activities			35,220	36,716
Principal payments on lease financing obligations.			—	(1,496)
Net cash used for financing activities			(7,408)	(8,904)

4.	Public Offering of Securities

On June 22, 2004 our parent company, Carrols Holdings Corporation (Holdings), filed a registration statement on Form S-1 to register an initial public offering of Enhanced Yield Securities (EYSs) and senior subordinated notes to be sold separately. This registration statement was subsequently amended on August 25, 2004. On October 25, 2004 Holdings withdrew its S-1 registration statement with respect to the aforementioned securities. The Company has recorded in other expense in the third quarter of 2004 the incurred costs related to this offering of $2.35 million.

CARROLS CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS- (Continued)

(in thousands of dollars)

5.	Impairment of Long-Lived Assets

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Burger King	$60	$38	$629	$463
Taco Cabana	—	1,649	—	1,869

	$60	$1,687	$629	$2,332

6.	Income Taxes

The income tax provision for the nine months ended September 30, 2004 and 2003 was comprised of the following:

	2004	2003 As Restated (Note 2)
Current	$2,632	$765
Deferred	1,431	674

	$4,063	$1,439

The difference between the expected tax benefit, resulting from application of the federal statutory income tax rate to pretax income, and the reported income tax provision results principally from state taxes and non-deductible amortization of certain franchise rights.

7.	Other Liabilities

Other long-term liabilities at September 30, 2004 and December 31, 2003 consisted of the following:

	September 30, 2004	December 31, 2003
Unearned purchase discounts	$9,182	$10,888
Accrued occupancy costs	8,505	8,012
Accrued workers compensation costs	4,450	3,848
Other	5,206	4,779

	$27,343	$27,527

CARROLS CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(in thousands of dollars)

8.	Postretirement Benefits

The Company provides postretirement medical and life insurance benefits covering substantially all Burger King administrative and restaurant management salaried employees. On May 19, 2004, FASB Staff Position No. FAS 106-2 “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” (FAS 106-2) was issued. FAS 106-2 provides guidance on the accounting for the effects of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act) for employers that sponsor postretirement health care plans that provide prescription drug benefits. FAS 106-2 also requires those employers to provide certain disclosures in their financial statements regarding the effect of the federal subsidy provided by the Act (the Subsidy) beginning in the third quarter of 2004. The subsidy will not impact the Company’s cash flows until 2006.

The Company has reviewed the methods prescribed in the Act to calculate the impact of the Subsidy and has included the impact in its third quarter disclosures. Due to the Subsidy, for the year ending December 31, 2004 it is expected that postretirement benefit expense will be reduced by $62,000 and the accumulated benefit obligation will be reduced by $646,000 at July 1, 2004.

The Company’s assumptions used to determine its postretirement benefit obligations at December 31, 2003 are as follows:

Discount rate	6.15%

Assumed health care trend rates:

Medical benefits cost rent rate assumed for the following year	8.5%
Prescription drug benefit cost trend rate assumed for the following year	12.0%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	5.0%
Year that the rate reaches the ultimate trend rate	2010

The following summarizes the components of net periodic benefit cost for the nine months ended September 30, 2004 and 2003.

	2004	2003
Components of net periodic benefit cost:
Service cost	$246	$216
Interest cost	193	174
Amortization of gains and losses	38	27
Amortization of unrecognized prior service cost	(22)	(22)

Net periodic postretirement benefit cost	$455	$395

CARROLS CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(in thousands of dollars)

9.	Goodwill and Franchise Rights

Fees for initial franchises and renewals are amortized using the straight-line method over the term of the agreement, generally 20 years. Acquisition costs allocated to franchise rights are amortized using the straight-line method, principally over the remaining lives of the acquired leases, including renewal options, but not in excess of 40 years.

Amortization expense for the quarter ended September 30, 2004 and 2003, amounted to $1,132 and $1,161, respectively. Amortization expense for the nine months ended September 30, 2004 and 2003 amounted to $3,403 and $3,536, respectively. Estimated annual amortization expense is as follows:

2004	$4,617
2005	4,532
2006	4,433
2007	4,267
2008	4,129

Goodwill is not being amortized but is reviewed for impairment annually, or more frequently when events and circumstances indicate that the carrying amounts may be impaired. The Company performs its annual impairment assessment as of December 31 each year. Accordingly, there were no changes to the carrying amount of goodwill during the nine months ended September 30, 2004.

10.	Business Segment Information

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

The following table includes measures of segment profit or loss reported to the chief operating decision maker for purposes of allocating resources to the segments and assessing their performance. EBITDA is defined as earnings before interest, income taxes, depreciation and amortization, impairment losses and other expense.

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

CARROLS CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(in thousands of dollars)

	Taco Cabana	Pollo Tropical	Burger King	Other	Consolidated
Three Months Ended:

September 30, 2004:
Revenues	$51,852	$30,287	$96,023	$—	$178,162
Cost of sales	15,440	9,458	26,955	—	51,853
Restaurant wages and related expenses	14,703	7,656	29,886	—	52,245
Depreciation and amortization	2,339	1,330	5,866	822	10,357
EBITDA	7,784	6,269	9,951
Capital expenditures	1,984	2,939	1,193	362	6,478

September 30, 2003 (as restated):
Revenues	$47,172	$27,870	$91,153	$—	$166,195
Cost of sales	14,167	8,381	24,756	—	47,304
Restaurant wages and related expenses	13,412	7,070	28,918	—	49,400
Depreciation and amortization	2,134	1,052	6,496	1,047	10,729
EBITDA	6,426	5,451	10,095
Capital expenditures	5,107	441	1,345	211	7,104

Nine Months Ended:

September 30, 2004:
Revenues	$149,611	$90,925	$272,449	$—	$512,985
Cost of sales	44,661	27,986	75,207	—	147,854
Restaurant wages and related expenses	42,550	22,541	86,676	—	151,767
Depreciation and amortization	7,769	3,634	17,925	2,715	32,043
EBITDA	20,783	21,017	26,349
Capital expenditures	5,561	3,522	3,722	724	13,529

September 30, 2003 (as restated):
Revenues	$135,534	$81,644	$266,878	$—	$484,056
Cost of sales	39,931	24,786	70,406	—	135,123
Restaurant wages and related expenses	38,971	21,086	86,167	—	146,224
Depreciation and amortization	6,535	3,733	19,147	3,138	32,553
EBITDA	18,627	16,392	27,792
Capital expenditures	14,755	4,160	6,519	1,187	26,621

Identifiable Assets:
At September 30, 2004	$61,910	$43,691	$190,892	$158,696	$455,189
At December 31, 2003	72,885	43,612	208,008	162,369	486,874

Year ended December 31, 2003:
EBITDA	$24,411	$22,553	$36,787
Year ended December 31, 2002:
EBITDA	$28,278	$22,384	$43,651
Year ended December 31, 2001:
EBITDA	$24,467	$22,085	$43,219

CARROLS CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(in thousands of dollars)

A reconciliation of our segment’s EBITDA to consolidated net income is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Segment EBITDA:
Taco Cabana	$7,784	$6,426	$20,783	$18,627
Pollo Tropical	6,269	5,451	21,017	16,392
Burger King	9,951	10,095	26,349	27,792

Subtotal	24,004	21,972	68,149	62,811

Less:
Depreciation and amortization	10,357	10,729	32,043	32,553
Impairment losses	60	1,687	629	2,332
Interest expense	7,145	8,067	22,046	24,710
Provision for income taxes	1,506	695	4,063	1,439
Other expense	2,352	—	2,352	—

Net income	$2,584	$794	$7,016	$1,777

	Year Ended December 31,
	2003	2002	2001
Segment EBITDA:
Taco Cabana	$24,411	$28,278	$24,467
Pollo Tropical	22,553	22,384	22,085
Burger King	36,787	43,651	43,219

Subtotal	83,751	94,313	89,771

Less:
Depreciation and amortization	43,102	42,766	47,388
Impairment losses	4,151	1,285	7,631
Interest expense	32,363	34,955	40,552
Provision for income taxes	1,767	5,593	274

Net income (loss)	$2,368	$9,714	$(6,074)

11.	Contingencies

On November 16, 1998, the Equal Employment Opportunity Commission (“EEOC”) filed suit in the United States District Court for the Northern District of New York (the “Court”), under Title VII of the Civil Rights Act of 1964, as amended, against Carrols. The complaint alleges that Carrols has engaged in a pattern and practice of unlawful discrimination, harassment and retaliation against former and current female employees of Carrols. At present, the EEOC has identified approximately 450 individuals it believes represent the class of claimants. The EEOC is seeking monetary and injunctive relief from Carrols.

On January 15, 2004, Carrols filed a renewed Motion for Summary Judgment (the “Motion”). The Court held oral argument on the Motion on March 12, 2004 and has taken the Motion under submission. It is not possible to predict whether Carrols will prevail on the Motion which, subject to possible appeals by the EEOC, would effectively end the case. If Carrols does not prevail on the Motion, the case will proceed to trial. It is too early to make an evaluation of the likelihood of an unfavorable outcome or estimate of the amount or range of potential loss. Consequently, it is not possible to predict what adverse impact, if any, this case could have on the Company’s financial condition or results of operations and cash flows. The Company intends to continue to contest the case vigorously and believes it is without merit.

The Company is a party to various other litigation matters incidental to the conduct of its business. The Company does not believe that the outcome of any of these matters will have a material adverse effect on its financial condition or results of operations and cash flows.

CARROLS CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(in thousands of dollars)

12.	Subsequent Event

On October 27, 2004 (the “conversion date”), Carrols Holdings Corporation (“Carrols Holdings”), which owns 100% of the outstanding capital stock of Carrols Corporation, eliminated its “tracking stock” capital structure by combining all of its series of authorized common stock into one series of common stock. In this regard, on the conversion date the authorized series of common stock known as Pollo Tropical Stock and Taco Cabana Stock were each converted into the series of common stock known as Carrols Stock. From and after the conversion date, the Carrols Stock has been renamed and is now referred to as Common Stock. We refer to the above-described transaction as the “combination”. In contemplation of the combination, on October 6, 2004, the Restated Certificate of Incorporation of Carrols Holdings was amended to amend and clarify certain general provisions relating to a combination of its three authorized series of common stock. In addition, effective October 27, 2004, the Restated Certificate of Incorporation of Carrols Holdings was further amended to give effect to the combination.

Prior to the conversion date, no shares of Pollo Tropical Stock or Taco Cabana Stock were outstanding. However, as a result of the combination, each outstanding option to purchase a share of Pollo Tropical Stock pursuant to the 1998 Pollo Tropical Long-Term Incentive Plan was converted on the conversion date into an option to purchase .4144 shares of Common Stock. Similarly, each outstanding option to purchase a share of Taco Cabana Stock pursuant to the 2001 Taco Cabana Long-Term Incentive Plan was converted on the conversion date into an option to purchase .0522 shares of Common Stock. As a result of the combination, options to purchase a total of 97,000 shares of Pollo Tropical Stock and 409,400 shares of Taco Cabana Stock outstanding immediately prior to the conversion date were converted, effective as of the conversion date, into options to purchase a total of 61,656 shares of Common Stock. These options, which were previously granted under the 1998 Pollo Tropical Long-Term Incentive Plan and the 2001 Taco Cabana Long-Term Incentive Plan, will continue to be governed by such applicable plan, each of which has been amended as of the conversion date to reflect the combination.

The Company expects to record a compensation charge in the fourth quarter of 2004 relative to the above conversion.

13.	Guarantor Financial Statements

The $170 million 9 1/2% Senior Subordinated Notes due 2008 of the Company are guaranteed by certain of the Company’s subsidiaries (“Guarantor Subsidiaries”), all of which are wholly-owned by the Company. These subsidiaries are:

Carrols Realty Holdings

Carrols Realty I Corp.

Carrols Realty II Corp.

Carrols J.G. Corp.

Quanta Advertising Corp.

Pollo Franchise, Inc.

Pollo Operations, Inc.

Taco Cabana, Inc.

TP Acquisition Corp.

T.C. Management, Inc.

Taco Cabana Management, Inc.

Get Real, Inc.

Texas Taco Cabana, L.P.

The following supplemental financial information includes consolidating balance sheets and statements of operations for the Parent Company only, Guarantor Subsidiaries and for the Company as of September 30, 2004 and December 31, 2003 and for the three and nine months ended September 30, 2004 and 2003, and the statements of cash flows as of September 30, 2004 and 2003. Debt and goodwill allocated to subsidiaries are presented on an accounting “push-down” basis.

During 2003, the Parent Company entered into an agreement, retroactive to January 1, 2002, to charge interest to the Guarantor Subsidiaries. The retroactive interest recorded in the second quarter of 2003 was $14,097.

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

CARROLS CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

CONSOLIDATING BALANCE SHEET

September 30, 2004

(unaudited)

(in thousands of dollars)

	Parent Company Only	Guarantor Subsidiaries	Eliminations	Combined Total
ASSETS
Current Assets:
Cash and cash equivalents	$811	$2,178	$—	$2,989
Trade and other receivables, net	498	1,477	—	1,975
Inventories	3,210	1,385	—	4,595
Prepaid rent	195	(4)	—	191
Prepaid expenses and other current assets	1,188	3,309	—	4,497
Refundable income taxes	200	—	—	200
Deferred income taxes	6,286	—	—	6,286

Total current assets	12,388	8,345	—	20,733

Property and equipment, net	103,637	133,547	(26,203)	210,981
Franchise rights, net	82,992	—	—	82,992
Goodwill, net	1,449	122,412	—	123,861
Intercompany receivable (payable)	126,985	(126,985)	—	—
Investment in subsidiaries	21,824	—	(21,824)	—
Deferred income taxes	7,188	—	—	7,188
Other assets	8,098	2,726	(1,390)	9,434

Total assets	$364,561	$140,045	$(49,417)	$455,189

LIABILITIES AND STOCKHOLDER’S EQUITY
Current Liabilities:
Accounts payable	$9,387	$10,289	$—	$19,676
Accrued interest	5,470	—	—	5,470
Accrued payroll, related taxes and benefits	8,776	7,737	—	16,513
Other liabilities	8,763	6,264	—	15,027
Current portion of long-term debt	11,949	266	—	12,215
Current portion of lease financing obligations	1,420	1,961	(846)	2,535

Total current liabilities	45,765	26,517	(846)	71,436

Long-term debt, net of current portion	233,134	447	—	233,581
Lease financing obligations, net of current portion	28,337	81,979	(29,844)	80,472
Deferred income - sale/leaseback of real estate	6,803	1,167	3,034	11,004
Accrued postretirement benefits	3,367	—	—	3,367
Other liabilities	19,169	8,077	97	27,343

Total liabilities	336,575	118,187	(27,559)	427,203

Commitments and contingencies

Stockholder’s equity	27,986	21,858	(21,858)	27,986

Total liabilities and stockholder’s equity	$364,561	$140,045	$(49,417)	$455,189

CARROLS CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

CONSOLIDATING BALANCE SHEET

December 31, 2003

(unaudited)

(in thousands of dollars)

	Parent Company Only	Guarantor Subsidiaries	Eliminations	Combined Total
ASSETS
Current Assets:
Cash and cash equivalents	$708	$1,706	$—	$2,414
Trade and other receivables, net	372	908	—	1,280
Inventories	3,413	1,523	—	4,936
Prepaid rent	1,309	1,225	—	2,534
Prepaid expenses and other current assets	1,150	2,893	—	4,043
Deferred income taxes	6,286	—	—	6,286

Total current assets	13,238	8,255	—	21,493

Property and equipment, net	118,489	142,060	(24,196)	236,353
Franchise rights, net	86,148	—	—	86,148
Goodwill, net	1,473	122,388	—	123,861
Intercompany receivable (payable)	147,675	(147,675)	—	—
Investment in subsidiaries	14,206	—	(14,206)	—
Deferred income taxes	8,619	—	—	8,619
Other assets	6,163	5,584	(1,347)	10,400

Total assets	$396,011	$130,612	$(39,749)	$486,874

LIABILITIES AND STOCKHOLDER’S EQUITY
Current Liabilities:
Accounts payable	$10,918	$6,312	$—	$17,230
Accrued interest	1,549	—	—	1,549
Accrued payroll, related taxes and benefits	6,826	4,719	—	11,545
Other liabilities	6,757	8,140	—	14,897
Accrued income taxes	836	—	—	836
Current portion of long-term debt	13,758	247	—	14,005
Current portion of lease financing obligations	1,292	1,723	(727)	2,288

Total current liabilities	41,936	21,141	(727)	62,350

Long-term debt, net of current portion	281,176	651	—	281,827
Lease financing obligations, net of current portion	29,418	80,290	(27,311)	82,397
Deferred income - sale/leaseback of real estate	3,673	2,192	2,976	8,841
Accrued postretirement benefits	2,962	—	—	2,962
Other liabilities	15,876	11,621	30	27,527

Total liabilities	375,041	115,895	(25,032)	465,904

Commitments and contingencies

Stockholder’s equity	20,970	14,717	(14,717)	20,970

Total liabilities and stockholder’s equity	$396,011	$130,612	$(39,749)	$486,874

CARROLS CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

CONSOLIDATING STATEMENT OF OPERATIONS

Three Months Ended September 30, 2004

(unaudited)

(in thousands of dollars)

	Parent Company Only	Guarantor Subsidiaries	Eliminations	Combined Total
Revenues:
Restaurant sales	$96,023	$81,773	$—	$177,796
Franchise royalty revenues and fees	—	366	—	366

Total revenues	96,023	82,139	—	178,162

Costs and expenses:
Cost of sales	26,955	24,898	—	51,853
Restaurant wages and related expenses	29,886	22,359	—	52,245
Restaurant rent expense	5,713	2,598	655	8,966
Other restaurant operating expenses	13,708	10,697	—	24,405
Advertising expense	4,057	2,129	—	6,186
General and administrative	5,753	4,750	—	10,503
Depreciation and amortization	6,471	4,235	(349)	10,357
Impairment losses	60	—	—	60
Other expense	2,352	—	—	2,352

Total operating expenses	94,955	71,666	306	166,927

Income from operations	1,068	10,473	(306)	11,235
Interest expense	5,994	1,623	(472)	7,145
Intercompany allocations	(4,556)	4,556	—	—

Income (loss) before income taxes	(370)	4,294	166	4,090
Provision (benefit) for income taxes	(28)	1,534	—	1,506
Equity income from subsidiaries	2,926	—	(2,926)	—

Net income	$2,584	$2,760	$(2,760)	$2,584

CARROLS CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

CONSOLIDATING STATEMENT OF OPERATIONS

Three Months Ended September 30, 2003

(unaudited)

(in thousands of dollars)

	Parent Company Only	Guarantor Subsidiaries	Eliminations	As Restated (Note 2) Combined Total
Revenues:
Restaurant sales	$91,153	$74,683	$—	$165,836
Franchise royalty revenues and fees	—	359	—	359

Total revenues	91,153	75,042	—	166,195

Costs and expenses:
Cost of sales	24,756	22,548	—	47,304
Restaurant wages and related expenses	28,918	20,482	—	49,400
Restaurant rent expense	5,007	2,276	387	7,670
Other restaurant operating expenses	13,567	9,785	—	23,352
Advertising expense	3,580	2,681	—	6,261
General and administrative	5,230	4,503	503	10,236
Depreciation and amortization	7,336	3,580	(187)	10,729
Impairment losses	38	1,649	—	1,687

Total operating expenses	88,432	67,504	703	156,639

Income from operations	2,721	7,538	(703)	9,556
Interest expense	6,884	1,476	(293)	8,067
Intercompany allocations	(2,819)	2,819	—	—

Income (loss) before income taxes	(1,344)	3,243	(410)	1,489
Provision for income taxes	94	601	—	695
Equity income from subsidiaries	2,232	—	(2,232)	—

Net income	$794	$2,642	$(2,642)	$794

CARROLS CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

CONSOLIDATING STATEMENT OF OPERATIONS

Nine Months Ended September 30, 2004

(unaudited)

(in thousands of dollars)

	Parent Company Only	Guarantor Subsidiaries	Eliminations	Combined Total
Revenues:
Restaurant sales	$272,449	$239,414	$—	$511,863
Franchise royalty revenues and fees	—	1,122	—	1,122

Total revenues	272,449	240,536	—	512,985

Costs and expenses:
Cost of sales	75,207	72,647	—	147,854
Restaurant wages and related expenses	86,676	65,091	—	151,767
Restaurant rent expense	16,779	7,509	1,965	26,253
Other restaurant operating expenses	39,414	29,740	—	69,154
Advertising expense	11,006	8,053	—	19,059
General and administrative	17,018	13,731	—	30,749
Depreciation and amortization	19,953	13,113	(1,023)	32,043
Impairment losses	629	—	—	629
Other expense	2,352	—	—	2,352

Total operating expenses	269,034	209,884	942	479,860

Income from operations	3,415	30,652	(942)	33,125
Interest expense	18,572	4,892	(1,418)	22,046
Intercompany allocations	(13,669)	13,669	—	—

Income (loss) before income taxes	(1,488)	12,091	476	11,079
Provision (benefit) for income taxes	(886)	4,949	—	4,063
Equity income from subsidiaries	7,618	—	(7,618)	—

Net income	$7,016	$7,142	$(7,142)	$7,016

CARROLS CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

CONSOLIDATING STATEMENT OF OPERATIONS

Nine Months Ended September 30, 2003

(unaudited)

(in thousands of dollars)

	Parent Company Only	Guarantor Subsidiaries	Eliminations	As Restated (Note 2) Combined Total
Revenues:
Restaurant sales	$266,878	$216,123	$—	$483,001
Franchise royalty revenues and fees	—	1,055	—	1,055

Total revenues	266,878	217,178	—	484,056

Costs and expenses:
Cost of sales	70,406	64,717	—	135,123
Restaurant wages and related expenses	86,167	60,057	—	146,224
Restaurant rent expense	15,570	6,674	776	23,020
Other restaurant operating expenses	39,638	27,526	—	67,164
Advertising expense	11,592	9,674	—	21,266
General and administrative	15,713	12,054	681	28,448
Depreciation and amortization	21,653	11,254	(354)	32,553
Impairment losses	463	1,869	—	2,332

Total operating expenses	261,202	193,825	1,103	456,130

Income from operations	5,676	23,353	(1,103)	27,926
Interest expense	21,107	4,188	(585)	24,710
Intercompany allocations	(24,946)	24,946	—	—

Income (loss) before income taxes	9,515	(5,781)	(518)	3,216
Provision (benefit) for income taxes	2,705	(1,266)	—	1,439
Equity income (loss) from subsidiaries	(5,033)	—	5,033	—

Net income (loss)	$1,777	$(4,515)	$4,515	$1,777

CARROLS CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

CONSOLIDATING STATEMENT OF CASH FLOWS

Nine Months Ended September 30, 2004

(in thousands of dollars)

(unaudited)

	Parent Company Only	Guarantor Subsidiaries	Eliminations	Combined Total
Cash flows provided from operating activities:
Net income (loss)	$7,016	$7,142	$(7,142)	$7,016
Adjustments to reconcile net income (loss) to net cash provided from operating activities:
Gain on sales of properties	(288)	(26)	—	(314)
Depreciation and amortization	19,952	13,114	(1,023)	32,043
Impairment losses	629	—	—	629
Deferred income taxes	1,431	—	—	1,431
Changes in operating assets and liabilities	20,745	(17,531)	7,567	10,781

Net cash provided from operating activities	49,485	2,699	(598)	51,586

Cash flows used for investing activities:
Capital expenditures:
New restaurant development	(1,005)	(6,417)	—	(7,422)
Restaurant remodeling	(818)	—	—	(818)
Other restaurant expenditures	(1,899)	(2,666)	—	(4,565)
Corporate and restaurant information systems	(590)	(134)	—	(724)

Total capital expenditures	(4,312)	(9,217)	—	(13,529)
Properties purchased for sale-leaseback	(924)	—	—	(924)
Proceeds from sales of other properties	488	686	—	1,174

Net cash used for investing activities	(4,748)	(8,531)	—	(13,279)

Cash flows provided from (used for) financing activities:
Payments on revolving credit facility, net	(500)	—	—	(500)
Principal payments on term loans	(10,125)	—	—	(10,125)
Principal pre-payments on term loans	(39,000)			(39,000)
Principal payments on lease financing obligations	(953)	(1,323)	598	(1,678)
Payments on other notes payable, net	(117)	—	—	(117)
Principal payments on capital leases	(110)	(184)	—	(294)
Proceeds from lease financing obligations, net	—	3,250	(3,250)	—
Financing costs associated with lease financing obligations	—	(98)	98	—
Proceeds from sale/leaseback transactions	6,171	4,659	3,152	13,982

Net cash provided from (used for) financing activities	(44,634)	6,304	598	(37,732)

Net increase in cash and cash equivalents	103	472	—	575
Cash and cash equivalents, beginning of year	708	1,706	—	2,414

Cash and cash equivalents, end of year	$811	$2,178	$—	$2,989

CARROLS CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

CONSOLIDATING STATEMENT OF CASH FLOWS

Nine Months Ended September 30, 2003

(unaudited)

(in thousands of dollars)

	Parent Company Only	Guarantor Subsidiaries	Eliminations	As Restated (Note 2) Combined Total
Cash flows provided from operating activities:
Net income (loss)	$1,777	$(4,515)	$4,515	$1,777
Adjustments to reconcile net income (loss) to net cash provided from (used for) operating activities:
(Gain)/Loss on disposal of property and equipment	—	(293)	681	388
Depreciation and amortization	21,654	11,253	(354)	32,553
Impairment losses	462	1,870	—	2,332
Deferred income taxes	674	—	—	674
Changes in operating assets and liabilities	16,751	(12,690)	(5,069)	(1,008)

Net cash provided from (used for) operating activities	41,318	(4,375)	(227)	36,716

Cash flows used for investing activities:
Capital expenditures:
New restaurant development	(1,901)	(14,932)	—	(16,833)
Restaurant remodeling	(2,986)	(147)	—	(3,133)
Other restaurant expenditures	(1,632)	(3,836)	—	(5,468)
Corporate and restaurant information systems	(931)	(256)	—	(1,187)

Total capital expenditures	(7,450)	(19,171)	—	(26,621)
Purchased properties for sale/leaseback	—	(3,149)	—	(3,149)
Proceeds from sales of non operating properties	—	2,670	—	2,670

Net cash used for investing activities	(7,450)	(19,650)	—	(27,100)

Cash flows provided from (used for) financing activities:
Payments on revolving credit facility, net	(36,100)	—	—	(36,100)
Principal payments on term loans	(5,500)	—	—	(5,500)
Principal payments on lease financing obligations	(829)	(894)	227	(1,496)
Principal pre-payments on term loans	—	—	—	—
Payments on other notes payable, net	(716)	—	—	(716)
Principal payments on capital leases	(138)	(232)	—	(370)
Proceeds from financing obligations, net	—	16,180	(16,180)	—
Financing costs associated with financing obligations	—	(863)	863	—
Proceeds from sale/leaseback transactions	9,631	10,330	15,317	35,278

Net cash provided from (used for) financing activities	(33,652)	24,521	227	(8,904)

Net increase in cash and cash equivalents	216	496	—	712
Cash and cash equivalents, beginning of year	715	1,823	—	2,538

Cash and cash equivalents, end of year	$931	$2,319	$—	$3,250

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

We use a 52-53 week fiscal year ending on the Sunday closest to December 31. For convenience, all references herein to the fiscal years ended December 29, 2002 and December 28, 2003 will be referred to as the fiscal years ended December 31, 2002 and 2003, respectively. Similarly, all references herein to the three and nine months ended September 28, 2003 and September 26, 2004 will be referred to as the three and nine months ended September 30, 2003 and September 30, 2004, respectively. Our fiscal years ended December 31, 2001, 2002 and 2003 each contained 52 weeks. Our fiscal year ended December 31, 2004 will contain 53 weeks. The additional week in fiscal 2004 will be included in the fourth quarter.

Overview

We are one of the largest restaurant companies in the United States operating 536 restaurants in 17 states as of September 30, 2004. We operate three restaurant brands that provide balance through diversification of our restaurant concepts and geographic dispersion. We own and operate two regional Hispanic Brand restaurant companies: Taco Cabana and Pollo Tropical. We are also the largest Burger King franchisee in the world and have operated Burger King restaurants since 1976.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Restatement

We restated our financial statements, including applicable footnotes, for periods ended prior to December 31, 2003 to report real estate transactions for 86 restaurants consummated during 1991 to 2000 as financing transactions under SFAS No. 98, “Accounting for Leases”, rather than as sale/leaseback transactions.

The restatement was due to lease provisions in certain of our sale/leaseback transactions, which we believe have minimal commercial impact upon the relevant terms of the leases. Had we been aware of the potential impact of the provisions upon our financial statements, we believe that both the respective lessors and we would have agreed to exclude those provisions from each lease without affecting any of the material terms of such leases. We may amend these leases in the future to address these provisions and to qualify them for treatment as operating leases as originally intended. However, we cannot assure you as to when or whether any or all of such leases will be amended.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Public Offering of Securities

On June 22, 2004 our parent company, Carrols Holdings Corporation (“Holdings”), filed a registration statement on Form S-1 to register an initial public offering of Enhanced Yield Securities (EYSs) and senior subordinated notes. This registration statement was subsequently amended on August 25, 2004. On October 25, 2004 Holdings withdrew its S-1 registration statement with respect to the aforementioned securities. The Company has recorded the incurred costs related to this offering of $2.35 million in other expense in the third quarter of 2004.

Significant Accounting Policies

Financial Reporting Release No. 72 requires all companies to include a discussion of critical accounting policies or methods used in the preparation of financial statements. The following is a brief discussion of the more significant accounting policies and methods used by us.

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

Accrued occupancy costs. We make estimates of accrued occupancy costs pertaining to closed restaurant locations on an ongoing basis. These estimates require assessment and continuous evaluation of a number of factors such as the remaining contractual period under our lease obligations, the amount of sublease income, if any; we are able to realize on a particular property and estimates of other costs such as property taxes. Differences between actual future events and prior estimates could result in adjustments to these accrued costs. At September 30, 2004 we had three non-operating properties.

Insurance liabilities. We are self-insured for most workers’ compensation, general liability and medical insurance claims. At September 30, 2004 we had $9.2 million accrued for these insurance claims. We record insurance liabilities based on historical and industry trends, which are continually monitored, and adjust accruals as warranted by changing circumstances. Since there are many estimates and assumptions involved in recording these insurance liabilities, including the ability to estimate the future development of incurred claims based on historical trends, differences between actual future events and prior estimates and assumptions could result in adjustments to these liabilities.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations

Three Months Ended September 30, 2004 Compared to Three Months Ended September 30, 2003.

Since September 30, 2003 we have opened two new Burger King restaurants, closed two Burger King restaurants, opened five Taco Cabana restaurants and closed one Taco Cabana restaurant.

The following table sets forth, for the three months ended September 30, 2004 and 2003, selected operating results as a percentage of total restaurant sales:

	2004	2003
Restaurant sales:
Taco Cabana	29.1%	28.4%
Pollo Tropical	16.9%	16.6%
Burger King	54.0%	55.0%

	100.0%	100.0%
Costs and expenses:
Cost of sales	29.2%	28.5%
Restaurant wages and related expenses	29.4%	29.8%
Restaurant rent expense	5.0%	4.6%
Other restaurant operating expenses	13.7%	14.1%
Advertising expense	3.5%	3.8%
General and administrative	5.9%	6.2%

Income from restaurant operations	7.4%	5.5%

Restaurant Sales. Total restaurant sales for the third quarter of 2004 increased $12.0 million to $177.8 million from $165.8 million in the third quarter of 2003 due to increases at all three of our restaurant concepts. Taco Cabana restaurant sales increased $4.7 million, or 9.9%, to $51.7 million in the third quarter of 2004 due to a 5.2% sales increase at our comparable Taco Cabana restaurants and the net addition of four restaurants since the third quarter of 2003. Taco Cabana comparable restaurant sales increased from higher customer traffic, an increase in the average sales transaction compared to the third quarter of 2003 and, to a lesser extent, menu price increases of approximately 1% which occurred early in 2004. Pollo Tropical restaurant sales increased $2.4 million, or 8.7%, in the third quarter of 2004 to $30.0 million due to a 9.6% sales increase at our comparable Pollo Tropical restaurants due primarily to increases in customer traffic and to a lesser extent an increase in the average sales transaction. Pollo Tropical sales were negatively impacted in the third quarter due to hurricanes in Florida that caused many of our restaurants to close for 2.4% of all available restaurant sales days in the third quarter. There were no significant menu price increases in the first nine months of 2004 for our Pollo Tropical restaurants. Burger King restaurant sales increased $4.9 million, or 5.3%, to $96.0 million in the third quarter

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

of 2004 due primarily to an increase in comparable restaurant sales of 4.6%. The sales increase for our Burger King restaurants in the third quarter of 2004 was driven by an increase in the average sales transaction of 5.9% due to the introductory promotions of premium sandwiches and to a lesser extent menu price increases of approximately 1.5% in August of 2004.

Operating Costs and Expenses. Cost of sales (food and paper costs), as a percentage of total restaurant sales, increased to 29.2% in the third quarter of 2004 from 28.5% in the third quarter of 2003. Taco Cabana cost of sales, as a percentage of Taco Cabana restaurant sales, decreased to 29.8% in the third quarter of 2004 from 30.1% in the third quarter of 2003 due to improvements in restaurant food controls and higher vendor rebates (.2% of Taco Cabana sales), partially offset by higher beef commodity prices in 2004. Pollo Tropical cost of sales, as a percentage of Pollo Tropical restaurant sales, increase in to 31.5% in the third quarter of 2004 from 30.3% in the third quarter of 2003 due to an increase in chicken commodity prices of approximately 4% and lower vendor rebates. Burger King cost of sales, as a percentage of Burger King restaurant sales, increased to 28.1% in the third quarter of 2004 from 27.2% in the third quarter of 2003 due primarily to sales of new menu items which have higher selling prices but lower margins as a percentage of their selling prices and an increase in beef commodity prices of approximately 15%.

Restaurant wages and related expenses, as a percentage of total restaurant sales, decreased to 29.4% in the third quarter of 2004 from 29.8% in the third quarter of 2003. Taco Cabana restaurant wages and related expenses, as a percentage of Taco Cabana restaurant sales, decreased slightly to 28.4% in the third quarter of 2004 from 28.5% in the third quarter of 2003. Pollo Tropical restaurant wages and related expenses, as a percentage of Pollo Tropical restaurant sales, decreased slightly to 25.5% in the third quarter of 2004 from 25.6% in the third quarter of 2003 due to restaurant productive labor efficiencies and the effect on fixed labor costs of higher comparable restaurant sales volumes, substantially offset by higher restaurant incentive bonuses in 2004. Burger King restaurant wages and related expenses, as a percentage of Burger King restaurant sales, decreased to 31.1% in the third quarter of 2004 from 31.7% in the third quarter of 2003 due to the effects of higher comparable restaurant sales volumes on fixed labor costs.

Other restaurant operating expenses, as a percentage of total restaurant sales, decreased to 13.7% in the third quarter of 2004 from 14.1% in the third quarter of 2003. Taco Cabana other restaurant operating expenses, as a percentage of Taco Cabana restaurant sales, decreased to 13.6% in the third quarter of 2004 from 14.0% in the third quarter of 2003 due primarily to lower electricity costs (.4% of Taco Cabana sales) and the effect of higher sales volumes on fixed operating costs. Pollo Tropical other restaurant operating expenses, as a percentage of Pollo Tropical restaurant sales, increased to 12.2% in the third quarter of 2004 from 11.7% in the third quarter of 2003 due primarily to repairs and other costs related to the hurricanes experienced in Florida in the third quarter of 2004. Burger King other restaurant operating expenses, as

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS, (Continued)

a percentage of Burger King restaurant sales, decreased to 14.3% in the third quarter of 2004 from 14.9% in the third quarter of 2003 repair and maintenance expenses (0.2% of Burger King sales) and the effect of higher sales volumes on fixed operating costs and lower repair and maintenance expenses (0.2% of Burger King sales).

Advertising expense, as a percentage of total restaurant sales, decreased to 3.5% in the third quarter of 2004 from 3.8% in the third quarter of 2003. Taco Cabana advertising expense, as a percentage of Taco Cabana restaurant sales was 3.5% in the third quarter of 2004 and 2003. Pollo Tropical advertising expense, as a percentage of Pollo Tropical restaurant sales, decreased significantly to 1.0% in the third quarter of 2004 from 3.7% in the third quarter of 2003 due to lower television and radio advertising expenditures. We anticipate our Pollo Tropical advertising expense for all of 2004, as a percentage of Pollo Tropical restaurant sales, to be significantly lower than historical levels. Burger King advertising expense, as a percentage of Burger King restaurant sales, increased to 4.2% in the third quarter of 2004 from 3.9% in the third quarter of 2003 due to costs associated with a specific Burger King system-wide promotion early in the third quarter of 2004.

Restaurant rent expense, as a percentage of total restaurant sales, increased to 5.0% in the third quarter of 2004 from 4.6% in the third quarter of 2003 due to sale/leaseback transactions completed in 2003 and in the first six months of 2004.

General and administrative expenses, as a percentage of total restaurant sales, decreased to 5.9% in the third quarter of 2004 from 6.2% in the third quarter of 2003 due to effects of comparable restaurant sales increases on fixed administrative costs. General and administrative expenses increased $0.3 million to $10.5 million due primarily to increased administrative bonus levels in 2004 of $1.2 million offset in part by reductions in administrative staff in 2004 and employee termination costs in 2003.

Segment EBITDA. Earnings before interest, income taxes, depreciation and amortization, impairment losses and other expense (“EBITDA”) for our Taco Cabana restaurant segment increased 21.1% to $7.8 million in the third quarter of 2004 from $6.4 million in the third quarter of 2003. EBITDA for our Pollo Tropical restaurant segment increased 15.0% to $6.3 million in the third quarter of 2004 from $5.5 million in the third quarter of 2003. EBITDA for our Burger King restaurant segment decreased slightly to $10.0 million in the third quarter of 2004 from $10.1 million in the third quarter of 2003.

Depreciation and Amortization and Impairment Losses. Depreciation and amortization expense decreased to $10.4 million in the third quarter of 2004 from $10.7 million in the third quarter of 2003 due primarily to lower equipment depreciation at our Burger King restaurants. Impairment losses were $0.1 million in the third quarter of 2004 and were related to certain underperforming Burger King restaurants. Impairment losses were $1.7 million in the third quarter of 2003 and were related to certain underperforming Taco Cabana restaurants.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS, (Continued)

Interest Expense. Interest expense decreased $0.9 million to $7.1 million in the third quarter of 2004 due primarily to lower average debt balances in the third quarter of 2003 offset slightly by higher effective interest rates on our floating rate debt. The average effective interest rate on all debt increased to 8.0% for the third quarter of 2004 from 7.2% in the third quarter of 2003. This increase is primarily from our senior subordinated notes comprising a greater percentage of our total outstanding debt, as a result of our voluntary principal prepayments on borrowings under our senior credit facility.

Income Taxes. The provision for income taxes for the third quarter of 2004 was derived using an estimated annual effective income tax rate for 2004 of 36.7%. This rate is higher than the Federal statutory tax rate of 35% due to state franchise taxes and non-deductible amortization of certain franchise rights.

Net Income. As a result of the foregoing, net income for the third quarter of 2004 increased to $2.6 million from $0.8 million in the third quarter of 2003.

Nine Months Ended September 30, 2004 Compared to Nine Months Ended September 30, 2003.

The following table sets forth, for the nine months ended September 30, 2004 and 2003, selected operating results as a percentage of total restaurant sales:

	2004	2003
Restaurant sales:
Taco Cabana	29.2%	28.0%
Pollo Tropical	17.6%	16.7%
Burger King	53.2%	55.3%

	100.0%	100.0%
Costs and expenses:
Cost of sales	28.9%	28.0%
Restaurant wages and related expenses	29.6%	30.3%
Restaurant rent expense	5.1%	4.8%
Other restaurant operating expenses	13.5%	13.9%
Advertising expense	3.7%	4.4%
General and administrative	6.0%	5.9%

Income from restaurant operations	6.7%	5.6%

Restaurant Sales. Total restaurant sales for the first nine months of 2004 increased $28.9 million, or 6.0%, to $511.9 million from $483.0 million in the first nine months of 2003 due to sales increases at all three of our restaurant concepts. Taco Cabana restaurant sales increased $14.1 million, or 10.4%, to $149.3 million in the first nine months of 2004 due in part to a 5.0% sales increase at our comparable Taco Cabana restaurants and the net addition of nine restaurants since the beginning of

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

2003. Taco Cabana comparable restaurant sales in the first nine months of 2004 increased from higher customer traffic, an increase in the average sales transaction compared to the first nine months of 2003 and, to a lesser extent, menu price increases of approximately 1% which occurred early in the first quarter of 2004. Pollo Tropical restaurant sales increased $9.2 million, or 11.4%, in the first nine months of 2004 to $90.1 million due primarily to an 10.6% sales increase at our comparable Pollo Tropical restaurants that resulted from increases in customer traffic. There were no significant menu price increases in the first nine months of 2004 for our Pollo Tropical restaurants. Burger King restaurant sales increased by $5.6 million, or 2.1%, to $272.4 million in the first nine months of 2004 based on an increase in comparable restaurant sales of 2.1% due to increases in the average sales transaction at our Burger King restaurants from premium sandwiches introduced in 2004. These increases were partially offset by reduced customer traffic, most notably in the first quarter of 2004. Our Burger King restaurants had menu price increases of approximately 1.5% in August of 2004.

Operating Costs and Expenses. Cost of sales (food and paper costs), as a percentage of total restaurant sales, increased to 28.9% in the first nine months of 2004 from 28.0% in the first nine months of 2003. Taco Cabana cost of sales, as a percentage of Taco Cabana restaurant sales, increased to 29.9% in the first nine months of 2004 from 29.5% in the first nine months of 2003 due to higher beef commodity prices in 2004, offset partially by a modest price increase of 1.0% early in the first quarter of 2004 and improvements in restaurant food controls. Pollo Tropical cost of sales, as a percentage of Pollo Tropical restaurant sales, increased to 31.1% in the first nine months of 2004 from 30.6% in the first nine months of 2003 due to increases in chicken commodity costs of approximately 4% and lower vendor rebates, offset in part by improvements in restaurant food controls. Burger King cost of sales, as a percentage of Burger King restaurant sales, increased significantly to 27.6% in the first nine months of 2004 from 26.4% in the first nine months of 2003 due to an increase in beef commodity prices of approximately 15% (0.7% of Burger King sales), an increase in other commodity costs, including cheese, (0.5% of Burger King sales) and sales of new menu items which have higher selling prices but lower margins as a percentage of their selling prices (0.7%). These increases were offset in part by the effect of menu price increases (0.4% of Burger King sales) and lower promotional sales discounts in 2004 (0.3% of Burger King sales).

Restaurant wages and related expenses, as a percentage of total restaurant sales, decreased to 29.6% in the first nine months of 2004 from 30.3% in the first nine months of 2003. Taco Cabana restaurant wages and related expenses, as a percentage of Taco Cabana restaurant sales, decreased to 28.5% in the first nine months of 2004 from 28.8% in the first nine months of 2003 due to the effect on fixed labor costs of higher comparable restaurant sales volumes and to the price increase in the first quarter of 2004, offset in part by higher medical insurance costs (.3% of Taco Cabana sales). Pollo Tropical restaurant wages and related expenses, as a percentage of Pollo Tropical restaurant sales, decreased significantly to 25.0% in the first nine months of 2004 from 26.1% in the first nine months of 2003 due to the effect on fixed labor costs of higher comparable restaurant sales volumes and restaurant productive labor efficiencies. Burger King restaurant wages and related expenses, as a percentage of Burger King restaurant sales, decreased to 31.8% in the first nine months of 2004 from

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

32.3% in the first nine months of 2003 due primarily to restaurant labor efficiencies (0.4% of Burger King sales) and lower restaurant incentive bonuses (0.2% of Burger King sales), offset in part by higher medical insurance costs (0.2% of Burger King sales).

Other restaurant operating expenses, as a percentage of total restaurant sales, decreased to 13.5% in the first nine months of 2004 from 13.9% in the first nine months of 2003. Taco Cabana other restaurant operating expenses, as a percentage of Taco Cabana restaurant sales, decreased slightly to 13.3% in the first nine months of 2004 from 13.4% in the first nine months of 2003 due to lower electric utility costs and the effect on fixed operating costs of higher comparable restaurant sales volumes. Pollo Tropical other restaurant operating expenses, as a percentage of Pollo Tropical restaurant sales, decreased to 11.0% in the first nine months of 2004 from 11.7% in the first nine months of 2003 due to lower liability insurance costs (0.4% of Pollo Tropical sales), lower utility costs (.1% of Pollo Tropical sales) and the effect on fixed operating costs of higher comparable restaurant sales volumes. Burger King other restaurant operating expenses, as a percentage of Burger King restaurant sales, decreased to 14.5% in the first nine months of 2004 from 14.9% in the first nine months of 2003 due primarily to lower repair and maintenance expenses (0.2% of Burger King sales) and lower discretionary restaurant operating expenses (0.2% of Burger King sales).

Advertising expense, as a percentage of total restaurant sales, decreased to 3.7% in the first nine months of 2004 from 4.4% in the first nine months of 2003. Taco Cabana advertising expense, as a percentage of Taco Cabana restaurant sales, decreased slightly to 4.7% in the first nine months of 2004 from 4.8% in the first nine months of 2003 due to the timing of promotions in 2004 compared to the prior year. Pollo Tropical advertising expense, as a percentage of Pollo Tropical restaurant sales, decreased significantly to 1.2% in the first nine months of 2004 from 3.9% in the first nine months of 2003 due to lower television and radio advertising expenditures. Burger King advertising expense, as a percentage of Burger King restaurant sales, decreased to 4.0% in the first nine months of 2004 from 4.3% in the first nine months of 2003 due to lower local advertising expenditures in the first half of 2004.

Restaurant rent expense, as a percentage of total restaurant sales, increased to 5.1% in the first nine months of 2004 from 4.8% in the first nine months of 2003 due to sale/leaseback transactions completed in 2003 and 2004.

General and administrative expenses, as a percentage of total restaurant sales, increased slightly to 6.0% in the first nine months of 2004 from 5.9% in the first nine months of 2003. General and administrative expenses increased $2.3 million to $30.7 million due to increased administrative bonus levels in 2004 of $3.1 million offset in part by a litigation settlement received in 2003 and employee termination costs in 2003.

Segment EBITDA. Earnings before interest, income taxes, depreciation and amortization, impairment losses and other expense (“EBITDA”) for our Taco Cabana restaurant segment increased 11.6% to $20.8 million in the first nine months of 2004 from $18.6 million in the first nine months of

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

2003. EBITDA for our Pollo Tropical restaurant segment increased 28.2% to $21.0 million in the first nine months of 2004 from $16.4 million in the first nine months of 2003. EBITDA for our Burger King restaurant segment decreased 5.2% to $26.3 million in the first nine months of 2004 from $27.8 million in the first nine months of 2003.

Depreciation and Amortization and Impairment Losses. Depreciation and amortization expense decreased to $32.0 million in the first nine months of 2004 from $32.6 million in the first nine months of 2003 due primarily to lower equipment depreciation at our Burger King restaurants. Impairment losses were $0.6 million in the first nine months of 2004 and were related to certain underperforming Burger King restaurants. Impairment losses were $2.3 million in the first nine months of 2003; $1.9 million related to certain underperforming Taco Cabana restaurants and $.4 million related to certain underperforming Burger King restaurants.

Interest Expense. Interest expense decreased $2.7 million to $22.0 million in the first nine months of 2004 from $24.7 million in 2003 due primarily to lower average debt balances in 2004, offset slightly by higher effective interest rates on our floating rate debt. The average effective interest rate on all debt increased to 7.7% for the first nine months of 2004 from 7.1% for the first nine months of 2003. This increase is primarily from our senior subordinated notes comprising a greater percentage of our total outstanding debt, as a result of our principal prepayments on our senior credit facility.

Income Taxes. - The provision for income taxes for the first nine months of 2004 was derived using an estimated effective income tax rate for 2004 of 36.7%. This rate is higher than the Federal statutory tax rate of 35% due to state franchise taxes and non-deductible amortization of certain franchise rights.

Net Income. As a result of the foregoing, net income increased to $7.0 million for the first nine months of 2004 from $1.8 million in 2003.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

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

Historically, our cash requirements have arisen from:

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

Operating activities. Net cash provided by operating activities for the nine months ended September 30, 2004 and 2003 was $51.6 million and $36.7 million, respectively. Our income tax payments included in operating activities have been historically reduced due to the utilization of net operating loss carry-forwards. As of December 31, 2003, we had remaining net operating loss carryforwards for federal income tax purposes of $5.3 million, federal alternative minimum tax credit carryforwards of $3.7 million and federal work opportunity tax credit carryforwards of $2.6 million.

Investing activities including capital expenditures. Net cash used for investing activities for the nine months ended September 30, 2004 and 2003 was $13.3 million and $27.1 million, respectively. Capital expenditures represent a major investment of cash for us, and for the nine months ended September 30, 2004 and 2003, were $13.5 million and $26.6 million, respectively. We sold one non-operating property and an excess land parcel for total net proceeds of $1.2 million in the first nine months of 2004 and we sold four non-operating properties for net proceeds of $2.7 million in the first nine months of 2003. The net proceeds from these sales were used to reduce outstanding debt under our senior credit facility.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Our capital expenditures primarily include (1) capital restaurant maintenance expenditures, (2) restaurant remodeling and (3) new restaurant development. Capital restaurant maintenance expenditures include capital expenditures for the ongoing reinvestment and enhancement of our restaurants. Remodeling expenditures include capital expenditures for renovating and in some cases rebuilding the interior and exterior of our existing restaurants, which in the past have generally been expenditures associated with franchise renewals with respect to our Burger King restaurants. Capital expenditures for new restaurant development are associated with developing new restaurants including the purchase of related real estate. The following table sets forth our capital expenditures for the periods presented:

	Taco Cabana	Pollo Tropical	Burger King	Consolidated
	(Dollars in thousands)
Nine Months Ended September 30, 2004:
Restaurant maintenance	$1,616	$1,050	$1,899	$4,565
Restaurant remodeling	—	—	818	818
New restaurant development	3,945	2,472	1,005	7,422
Other capital expenditures	58	76	590	724

Total capital expenditures	$5,619	$3,598	$4,312	$13,529

Number of new restaurant openings	4	0	1	5

Nine Months Ended September 30, 2003:
Restaurant maintenance	$1,981	$1,855	$1,632	$5,468
Restaurant remodeling	121	26	2,986	3,133
New restaurant development	12,653	2,279	1,901	16,833
Other capital expenditures	121	135	931	1,187

Total capital expenditures	$14,876	$4,295	$7,450	$26,621

Number of new restaurant openings	7	2	1	10

For all of 2004, we anticipate total capital expenditures of approximately $20 million to $22 million. These capital expenditures include approximately $11 million to $12 million for the development of new restaurants and purchase of related real estate applicable to our three restaurant concepts. Capital expenditures in 2004 also include expenditures of approximately $8 million to $9 million for the ongoing reinvestment in our three restaurant concepts for remodeling costs and capital maintenance expenditures and approximately $1.0 million in other capital expenditures.

Financing activities including sale/leaseback transactions. Net cash used for financing activities for the nine months ended September 30, 2004 and 2003 was $37.7 million and $8.9 million, respectively. Financing activities in these periods consisted primarily of borrowings and repayments under our debt arrangements and sales of restaurant properties in sale/leaseback transactions.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

In the first nine months of 2004, we sold ten restaurant properties in sale/leaseback transactions for net proceeds of $14.0 million. In the first nine months of 2003 we sold 26 restaurant properties in sale/leaseback transactions for net proceeds of $35.3 million. The net proceeds from all such sales were used to reduce outstanding debt under our senior credit facility. For all of 2004, we anticipate that our net proceeds from sale/leaseback transactions will be approximately $15 million.

Existing indebtedness. At September 30, 2004, we had total debt of $328.8 million comprised of $170.0 million of unsecured 9.5% Senior Subordinated Notes due 2008, borrowings under our senior credit facility of $74.5 million, lease financing obligations of $83.0 million and other debt, primarily capital leases, of $1.3 million. Our senior credit facility provides for a $70 million term loan A facility, an $80 million term loan B facility and a $50 million revolving credit facility. During the nine months ended September 30, 2004 we made voluntary principal prepayments on our term A and term B debt of $39.0 million in the aggregate. At September 30, 2004, an aggregate of $74.4 million principal amount was outstanding under the term loan A and B facilities and $0.1 million was outstanding under our revolving credit facility. At September 30, 2004 $39.0 million was available for borrowings under our revolving credit facility, after reserving $10.9 million for letters of credit guaranteed by the facility, subject to meeting certain financial ratio tests required under the senior credit facility.

As a result of the restatement of our previously issued financial statements discussed above, we were in default related to certain required financial leverage ratios and other covenants under our senior secured credit facility. We obtained a waiver from our senior secured lenders of any prior non-compliance and defaults resulting from the restatement. In addition, our senior secured credit facility was amended to exclude all adjustments resulting from this restatement on our financial covenant requirements and to treat, on a prospective basis, the specified leases as if no restatement or recharacterization had occurred. We were in compliance with the covenants under our senior credit facility, as amended, and the indenture governing our 9.5% Senior Subordinated Notes due 2008 as of September 30, 2004.

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

On May 19, 2004, FASB Staff Position No. FAS 106-2 “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” (FAS 106-2) was issued. FAS 106-2 provides guidance on the accounting for the effects of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act) for employers that sponsor postretirement health care plans that provide prescription drug benefits. FAS 106-2 also requires those employers to provide certain disclosures in their financial statements regarding the effect of the federal subsidy provided by the Act (the Subsidy) beginning in the third quarter of 2004. Any effect of the subsidy will not impact our cash flows until 2006.

We have reviewed the methods prescribed in the Act to calculate the impact of the Subsidy and have included the impact in our third quarter financial statements. For the year ending December 31, 2004 it is expected that postretirement benefit expense will be reduced by $62,000 and the accumulated benefit obligation will be reduced by $646,000 at July 1, 2004.

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

No change occurred in our internal controls concerning financial reporting during the third quarter of 2004 that materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

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

CARROLS CORPORATION

Date: November 10, 2004	/s/ Alan Vituli
(Signature)
Alan Vituli
Chairman of the Board and Chief Executive Officer

Date: November 10, 2004	/s/ Paul R. Flanders
(Signature)
Paul R. Flanders
Vice President – Chief Financial Officer and Treasurer