Form 10-K
period 2005-01-02
CARROLS CORP
filed 2005-07-28
CIK 17927

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 2, 2005

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2)    Yes  ☐    No  ☒

The aggregate market value of voting stock held by non-affiliates of the registrant: No voting stock is held by non-affiliates.

The number of shares of the registrant’s common stock outstanding as of July 19, 2005 is 10.

DOCUMENTS INCORPORATED BY REFERENCE

None

Throughout this Annual Report on Form 10-K, we refer to Carrols Corporation, a Delaware corporation incorporated in 1968, as “Carrols” and, together, with its consolidated operations, as “we”, “our” and “us” unless otherwise indicated. Any reference to “Carrols Holdings” or “Holdings” refers to our sole stockholder and corporate parent, Carrols Holdings Corporation, a Delaware corporation, unless otherwise indicated.

We use a 52-53 week fiscal year ending on the Sunday closest to December 31. For convenience, all references herein to the fiscal years ended December 29, 2002, December 28, 2003 and January 2, 2005 will hereinafter be referred to as the fiscal years ended December 31, 2002, 2003 and 2004, respectively. Our fiscal year ended December 31, 2004 contained 53 weeks. Our fiscal years ended December 31, 2003 and 2002 each contained 52 weeks.

We use the terms “Segment EBITDA” and “Segment EBITDA margin” in our 2004 Annual Report on Form 10-K because we believe they are useful financial indicators for measuring segment operating results. Segment EBITDA may not be necessarily comparable to other similarly titled captions of other companies due to differences in methods of calculation.

PART I

This 2004 Annual Report on Form 10-K contains statements which constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Statements that are predictive in nature or that depend upon or refer to future events or conditions are forward-looking statements. These statements are often identified by the words “may,” “might,” “will,” “should,” “anticipate,” “believe,” “expect,” “intend,” “estimate,” “hope” or similar expressions. In addition, expressions of our strategies, intentions or plans are also forward looking statements. These statements reflect management’s current views with respect to future events and are subject to risks and uncertainties, both known and unknown. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their date. There are important factors that could cause actual results to differ materially from those in forward-looking statements, many of which are beyond our control. Investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements. We have identified significant factors that could cause actual results to differ materially from those stated or implied in the forward-looking statements. For more information, please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Risk Factors.” We believe important factors that could cause actual results to differ materially from our expectations include the following, in addition to other risks and uncertainties discussed herein:

•	Competitive conditions;

•	Regulatory factors;

•	Environmental conditions and regulations;

•	General economic conditions, particularly at the retail level;

•	Weather conditions;

•	Fuel prices;

•	Significant disruptions in service or supply by any of our suppliers or distributors;

•	Labor and employment benefit costs;

•	The outcome of pending or yet-to-be instituted legal proceedings;

•	Our ability to manage our growth and successfully implement our business strategy;

•	The risks associated with the expansion of our business;

•	General risks associated with the restaurant industry;

•	Our inability to integrate any businesses we acquire;

•	Our borrowing costs and credit ratings, which may be influenced by the credit ratings of our competitors;

•	The availability and terms of necessary or desirable financing or refinancing and other related risks and uncertainties;

•	The risk of events similar to those of September 11, 2001 or an outbreak or escalation of any insurrection or armed conflict involving the United States or any other national or international calamity; and

•	Factors that affect the restaurant industry generally, including recalls if products become adulterated or misbranded, liability if product consumption causes injury, ingredient disclosure and labeling laws and regulations and the possibility that consumers could lose confidence in the safety and quality of certain food products, as well as recent publicity concerning the health implications of obesity and transfatty acids and other risks and uncertainties that are discussed herein.

In this Annual Report on Form 10-K, we refer to information, forecasts and statistics regarding the restaurant industry. Unless otherwise indicated, all restaurant industry data in this Annual Report on Form 10-K refers to the U.S. restaurant industry and is taken from or based upon the Technomic Information Services (Technomic) 2005 report entitled “2005 Technomic Top 500 Chain Restaurant Report.” In this Annual Report on Form 10-K we also refer to information, forecasts and statistics from the U.S. Census Bureau, U.S. Bureau of Labor Statistics and Burger King Corporation, or BKC. Unless otherwise indicated, information regarding BKC in this Annual Report on Form 10-K has been made publicly available by BKC. We believe that all of these sources are reliable, but we have not independently verified any of this information and cannot guarantee its accuracy or completeness. The information and statistics we have used from Technomic reflect rounding adjustments.

Restatements

Lease and Leasehold Improvement Accounting

We reviewed our lease accounting policies following a host of announcements by many restaurant and retail companies that they were revising their accounting practices for leases. We historically followed the accounting practice of using the initial lease term when determining operating versus capital lease classification and when calculating straight-line rent expense. In addition, we depreciated our buildings on leased land and leasehold improvements over a period that included both the initial lease term plus one or more optional extension periods even if the option renewal was not reasonably assured (or the useful life of the asset if shorter).

Upon such review, we restated our financial statements for the years ended December 31, 2003 and 2002 and the unaudited quarterly financial information for 2003 and the first three quarters of 2004 to correct errors in our lease accounting. Specifically, we revised our lease term for purposes of lease classification and calculating straight-line rent expense to only include renewal options that are reasonably assured of exercise because an economic penalty, as defined under Statement of Financial Accounting Standards (“SFAS”) No. 98, Accounting for Leases, would be incurred in the event of non-renewal. We also revised our useful lives of leasehold improvements to the shorter of their economic lives or the lease term as defined in SFAS No. 13. The primary impact of the restatement was to accelerate depreciation of buildings on leased land and leasehold improvements made subsequent to the lease inception date. The restatement also reduced the lives of intangible assets related to leases. The aggregate effect of these adjustments at December 31, 2004 was a reduction of the net book value of leasehold improvements of $13.8 million and a reduction of the net book value of intangible assets related to leases of $3.8 million.

In conjunction with the review of our lease accounting, we also determined that adjustments were also necessary to lease liabilities for operating leases with non-level rents at the time of our acquisitions of Pollo

Tropical in 1998 and Taco Cabana in 2000 as well as liabilities related to acquired leases with above-market rentals for Taco Cabana. We have adjusted our purchase price allocations for these acquisitions and restated lease liabilities and goodwill as of the acquisition dates. We have also restated rent expense and interest expense for those previously reported periods subsequent to each acquisition and restated goodwill amortization through December 31, 2001.

As a result of these restatements rent expense increased $0.1 million in the first nine months of 2004, $0.3 million in 2003 and $0.7 million in 2002.

Accounting for Franchise Rights

During the current year, we also reviewed our accounting policies for the amortization of franchise rights, intangible assets pertaining to our acquisitions of Burger King restaurants, and determined that we made an error in the assessment of their remaining useful lives, as part of our adoption of SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). As of January 1, 2002, amounts allocated to franchise rights for each acquisition are now amortized prospectively from that date using the straight-line method over the remaining average term of the acquired franchise agreements at January 1, 2002, plus one twenty-year renewal period. Previously, we amortized the amounts allocated to franchise rights over periods ranging from twenty to forty years.

In connection with the review of our accounting for franchise rights, we also determined that we understated the franchise rights and deferred tax liabilities each by $14.0 million that pertained to an acquisition of 64 Burger King restaurants in 1997.

We have restated our financial statements for these adjustments for the years ended December 31, 2003 and 2002 and the unaudited quarterly financial information for 2003 and the first three quarters of 2004. The effect of the restatement was a reduction in amortization expense of $0.5 million for the first three quarters of 2004 and $0.8 million for each of the years ended December 31, 2003 and 2002.

Stock-based Compensation Expense

We reevaluated the terms of our option plans and grants and concluded that provisions of certain options granted under our plans require us to account for these options using the variable accounting provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, (APB 25). Previously, we had accounted for these options under APB 25 using a fixed accounting treatment whereby compensation expense, if any, was only evaluated at the date of the option grant. The most significant impact of this adjustment was to increase stock-based compensation expense, included in general and administrative expenses, by $2.2 million in the first nine months of 2004.

See Note 2 to the Consolidated Financial Statements included elsewhere in the Annual Report on Form 10-K for a complete discussion of the restatements, “Selected Financial Data” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. Amounts affected by these restatements that appear in this Annual Report on Form 10-K have also been restated.

Accounting for Guarantor Financial Statements

In addition, we have restated our guarantor financial statements as of December 31, 2003 and for the years ended December 31, 2003 and 2002 to reflect the allocation of corporate costs to conform to the current year presentation and in addition, for the year ended December 31, 2003, the calculation of income tax expense applicable to the Guarantor Subsidiaries. See Note 17 to the Consolidated Financial Statements.

ITEM 1.	BUSINESS

Summary Overview

Our Company

We are one of the largest restaurant companies in the United States operating three restaurant brands in the quick-casual and quick-service restaurant segments with 537 company owned and operated restaurants in 17 states as of December 31, 2004. We own, operate and franchise two Hispanic restaurant brands, Taco Cabana® and Pollo Tropical® (together referred to by us as our Hispanic Brands) operating primarily in Texas and Florida, respectively. We are also the largest Burger King® franchisee and have operated Burger King restaurants since 1976. We believe that the diversification of our restaurant concepts and geographic dispersion of our restaurants provide us with balance and stability. For the year ended December 31, 2004 we had total revenues of $697.9 million.

December 2004 Refinancing

On December 15, 2004, we completed the private placement of $180.0 million of our 9% Senior Subordinated Notes due 2013, which we refer to as the “notes.” Concurrently, we repaid all outstanding borrowings under our prior senior secured credit facility and amended and restated such senior credit facility with a new syndicate of lenders, which we refer to as the “new senior credit facility.” We received $400.0 million in total proceeds that included the issuance of the 9% senior subordinated notes and term loan B borrowings of $220.0 million under the new senior credit facility. The proceeds were primarily utilized to repay borrowings outstanding under the prior senior credit facility of $74.4 million, to retire all of our 9½% senior subordinated notes due 2008 (including redemption premiums) in the amount of $175.9 million, to pay a dividend to Holdings, our sole stockholder, in the amount of $116.8 million (and Holdings concurrently paid a dividend to its stockholders in the aggregate amount of $116.8 million), to pay fees and expenses related to the refinancing of $8.8 million, and to pay a bonus to employees (including management) and a director, who owned options to purchase common stock of Holdings, totaling $20.9 million, which includes $0.6 million of payroll taxes. We also recorded an $8.9 million loss on early extinguishment of debt primarily from the write-off of previously deferred financing costs and premiums in conjunction with the retirement of the 9½% senior subordinated notes.

Hispanic Brands

We acquired Pollo Tropical, Inc. in July 1998 and acquired Taco Cabana, Inc. in December 2000. Our Hispanic Brands combine the convenience of quick-service restaurants with the menu variety, use of fresh ingredients, upscale decor and food quality of casual dining. As of December 31, 2004, our Hispanic Brands were comprised of 189 company-owned and 31 franchised restaurants and accounted for 47.0% of our revenues for the year ended December 31, 2004. Due primarily to the acquisition of Taco Cabana in late 2000, total revenues for our Hispanic brands have increased from $95.6 million in 2000 to $328.0 million in 2004. During this time frame total combined segment EBITDA for our two Hispanic Brand segments has increased from $21.7 million in 2000 to $57.6 million in 2004.

Taco Cabana

Taco Cabana restaurants combine fresh, high-quality Tex-Mex and traditional Mexican style food in a festive setting with the convenience and value of quick-service restaurants. Menu items include sizzling fajitas, quesadillas, enchiladas, other Tex-Mex dishes, fresh-made flour tortillas, frozen margaritas and beer. Most menu items are made fresh daily in each of our Taco Cabana restaurants. Taco Cabana pioneered the Mexican patio café concept with its first restaurant in San Antonio, Texas in 1978. As of December 31, 2004, we owned and operated 126 Taco Cabana restaurants located in Texas, Oklahoma and New Mexico and franchised seven Taco Cabana restaurants in Texas, New Mexico and Georgia. For the year ended December 31, 2004, Taco Cabana generated total revenues of $202.9 million and segment EBITDA of $29.8 million. In addition, for 2004, our company-

owned Taco Cabana restaurants generated average annual sales per restaurant of $1.6 million, which we believe is among the highest in the quick-casual segment, and average segment EBITDA per restaurant of $241,000.

Pollo Tropical

Pollo Tropical restaurants combine high quality distinctive menu items and an inviting tropical setting with the convenience and value of quick-service restaurants. Our Pollo Tropical restaurants feature fresh grilled chicken marinated in a proprietary blend of tropical fruit juices and spices and authentic “made from scratch” side dishes. Our menu also features other items including roast pork, a line of premium sandwiches and grilled ribs offered with a selection of sauces. Most menu items are made fresh daily in each of our Pollo Tropical restaurants. Pollo Tropical opened its first company-owned restaurant in 1988 in Miami. As of December 31, 2004, we owned and operated a total of 63 Pollo Tropical restaurants, 54 of which were located in south Florida and nine of which are located in central Florida. We also franchised 24 Pollo Tropical restaurants as of December 31, 2004, 20 of which were located in Puerto Rico, three in Ecuador and one in Miami. Since our acquisition of Pollo Tropical, we have expanded the brand by 75% by opening 27 new restaurants. For the year ended December 31, 2004, our company-owned Pollo Tropical restaurants generated total revenues of $125.1 million and segment EBITDA of $27.8 million. In addition, for 2004, our company-owned Pollo Tropical restaurants generated average annual sales per restaurant of $2.0 million, which we believe is among the highest in the quick-casual segment, and average segment EBITDA per restaurant of $461,000.

Burger King

Burger King is one of the largest hamburger restaurant chains in the world and we are the largest Burger King franchisee. Burger King restaurants feature the popular flame-broiled WHOPPER® sandwich as well as hamburgers and other sandwiches, fries, salads, breakfast items and other offerings typically found in quick-service hamburger restaurants. As of December 31, 2004, we operated 348 Burger King restaurants located in 13 Northeastern, Midwestern and Southeastern states. For the year ended December 31, 2004, our Burger King restaurants generated total revenues of $369.8 million and segment EBITDA of $35.9 million. In addition, for 2004, our Burger King restaurants generated average annual sales per restaurant of $1.1 million and average segment EBITDA per restaurant of $102,000.

Industry

The Restaurant Market

According to Technomic, total restaurant industry revenues in the United States for 2004 were $313.7 billion, an increase of 7.2% over 2003. Technomic indicates that the U.S. restaurant industry is comprised of five major segments: quick-service, quick-casual, family/mid-scale, casual dining and fine dining restaurants. Sales in the overall U. S. restaurant industry are projected by Technomic to increase at a compound annual growth rate of 5.6% between 2004 and 2009.

Quick-Casual Restaurants

Our Hispanic Brands are part of the quick-casual restaurant segment, which combines the convenience of quick-service restaurants with the menu variety, use of fresh ingredients, upscale decor and food quality of casual dining. We believe that the quick-casual restaurant segment is one of the fastest growing segments of the restaurant industry. According to Technomic, sales growth in 2004 of quick-casual chains in the Top 500 restaurant chains was 12.8% as compared to 7.9% for the overall Top 500 restaurant chains, which includes all five major segments.

Quick-casual restaurants are primarily distinguished by the following characteristics:

•	Quick-service or self-service format. Meals are purchased prior to receiving food. In some cases, payment may be made at a separate station from where the order was placed. Also, servers may bring orders to the customer’s table.

•	Check averages between $7 and $10. Technomic reports that the average check at quick-casual restaurants in 2004 was between $7 and $10. This positions quick-casual restaurants between traditional quick-service and casual dining in terms of pricing.

•	Food prepared to-order. Cooking platforms often feature last-minute preparation or assembly. We believe that in quick-casual concepts, customization of orders is generally allowed and often encouraged. Display cooking is also common.

•	Fresh ingredients. Many concepts use the word “fresh” in their concept positioning and feature very descriptive menus highlighting these upgraded components.

•	Innovative food suited to sophisticated tastes. Many quick-casual concepts feature foods that have complex flavor profiles and use distinctive ingredient combinations in order to distinguish their menus from more traditional fast food.

•	Upscale or highly developed decor. Wooden tables, upholstered seating and track lighting are some of the design features commonly found in quick-casual establishments.

We believe that our Hispanic Brands will benefit from the growing baby boomer demand for quick-casual dining and the increasing consumer demand for, and acceptance of, variety and ethnic foods. We also believe that our Hispanic Brands will benefit from the relatively higher population growth rates in regions in which our restaurants are currently located.

Our Burger King restaurants are part of the quick-service restaurant segment that Technomic indicates is the largest of the five major segments of the U.S. restaurant chain industry. Technomic identifies nine major types of restaurants comprising the quick-service segment: hamburger; pizza/pasta; chicken; other sandwich; Mexican; ice cream/yogurt; donut and cafeteria/buffet and family steak. According to Technomic, the quick-service restaurants included in the Top 100 quick-service restaurant chains in 2004 were divided by menu category as follows:

According to Technomic, sales at all quick-service restaurants in the United States were $159.6 billion in 2004, representing 51% of total U.S. restaurant industry sales. Sales in this segment are projected by Technomic to increase at a compound annual growth rate of 5.4% between 2004 and 2009.

Quick-service restaurants are distinguished by the following characteristics:

•	High speed of service and customer use. It is estimated that a customer of a typical quick-service restaurant will spend no more than 20 minutes on the total quick-service restaurant experience from the time of ordering to departure.

•	Convenience. Quick-service restaurants are typically located in places that are easily accessed and convenient to customers’ homes, places of work and commuter routes.

•	Limited menu choice and service. The menus at most quick-service restaurants have a limited number of standardized items. Typically, customers order at a counter or drive thru and pick up food that then is taken to a seating area or consumed off the restaurant premises.

•	Value prices. At quick-service restaurants, according to Technomic, the average expenditure for an individual meal in 2003 was approximately $4 to $6.

We believe that the quick-service restaurant segment meets consumers’ desire for a convenient, reasonably priced restaurant experience. In addition, we believe that the consumers’ need for meals prepared outside of the home, including takeout, has increased significantly over historical levels as a result of the greater numbers of working women and single parent families. For example, according to the U.S. Bureau of Labor Statistics, the percentage of mothers with children under age six participating in the workforce has increased from 39% in 1975 to 64% in 2002. According to the U.S. Census Bureau, the number of children living in households with two parents has decreased from 80% to 69% over the same period.

Our Burger King restaurants operate in the hamburger segment of the quick-service restaurant segment. The hamburger segment of the quick-service restaurant segment in the United States, which generated $54.2 billion in sales in 2004, is the largest segment of the quick-service restaurant segment in the United States according to Technomic. Sales in this segment are projected by Technomic to increase at a compound annual growth rate of 5.0% between 2004 and 2009.

Competitive Strengths

We believe the following strengths differentiate us from our competitors:

Strong Brand Names. We believe our restaurant concepts are highly recognized brands in their market areas.

Hispanic Brands: Taco Cabana and Pollo Tropical are highly recognized brands in their market areas. We believe that the following factors have contributed to the success of our Hispanic Brands:

•	strong brand loyalty and awareness in their respective core markets;

•	distinctive menu offerings that appeal to a broad and growing consumer base that we believe prefers food variety and different flavor profiles;

•	high quality, freshly prepared food at attractive prices that provide consumers with convenience and value;

•	concentrated store locations that enhance visibility and recognition and result in operating and marketing efficiencies;

•	ability to effectively manage brand awareness, marketing and product development; and

•	high frequency of visits by our customers;

Burger King: Since its introduction in 1954, the Burger King brand has become one of the most recognized brands in the restaurant industry. Each year Burger King spends between 4% and 5% of total system sales on advertising (a total of approximately $2.3 billion over the past five years) to sustain and increase this high brand awareness. We believe that strong brand recognition, combined with food quality, value and convenience of Burger King restaurants; provide stability and potential growth for the Burger King brand.

Stable and Diversified Cash Flows. We believe that the stability of our operating cash flows is due to the proven success of our quick-casual and quick-service restaurant concepts, the high degree of customer awareness of our brands and our consistent focus on efficient and effective restaurant operations. Over the past five years, net cash provided from operating activities has ranged from $48.0 million to $62.7 million and averaged $53.1 million. We also believe that multiple concepts operating in diverse geographic areas enable us to capitalize on regions that have rapidly growing populations and to further reduce our dependence on the economic performance of any one particular region or restaurant concept. Taco Cabana, with its quick-casual restaurants primarily located in Texas, and Pollo Tropical, with its quick-casual restaurants primarily located in Florida, have provided us with geographic, brand and concept diversity. In addition, our Burger King restaurants are geographically dispersed over 13 states in the Northeast, Southeast and Midwest regions.

Well Positioned to Continue to Capitalize on the Growing Population in Core Markets Served by Our Hispanic Brands. As of December 31, 2004, we collectively owned and operated or franchised more than 200 restaurants under our Hispanic Brands. Our Hispanic Brand restaurants operate primarily in Texas and Florida, two markets experiencing significant population growth. We expect sales from these restaurants to benefit from the continued population growth in these regions and from the growth of the U.S. Hispanic population, both of which are projected by the U.S. Census Bureau to exceed the national average. According to the U.S. Census Bureau, the U.S. population is forecast to grow by 4.1% from 2005 to 2010 and the population in Texas and Florida is forecast to grow by 6.4% and 6.7%, respectively, during that same period. In addition, the growth of the Hispanic population is projected to outpace overall population growth and increase from 11.8% of the total U.S. population in 2000 to 18.2% by 2025.

Largest Burger King Franchisee. We are Burger King’s largest franchisee and are well positioned to leverage the scale and marketing power of one of the most recognized brands in the restaurant industry. We believe that the quick-service hamburger restaurant segment is positioned to meet consumers’ desire for a convenient, reasonably priced restaurant experience. We believe that our experienced management team, effective management information systems, and a comprehensive infrastructure enable us to operate more efficiently and better enhance restaurant margins and overall performance levels than most other Burger King franchisees. These strengths also enable us to selectively acquire additional Burger King restaurants, continue to develop new restaurants and leverage this expertise across our Hispanic Brands.

Experienced Management Team. Our senior management has extensive experience in the restaurant industry and has a long and successful history of developing, acquiring and operating quick-service and quick-casual restaurants. Management has successfully integrated the acquisitions of Taco Cabana and Pollo Tropical. We believe that our senior management team’s experience in operating restaurants and knowledge of the demographic and other characteristics of our core markets provide us with a competitive advantage.

Business Strategy

Our business strategy is to continue to increase revenues and cash flows through the development of new restaurants. Our business strategy also includes improvements in sales and profitability at our existing restaurants through our new product offerings and effective marketing activities and through our operating efficiencies as a result of our training and management information systems. We may also pursue opportunities to expand our Hispanic Brands in additional markets with demographics that are similar to the demographics of our existing markets:

Our strategy is based on our ability to leverage our strong brand names. We realize significant benefits as an owner and operator of the Taco Cabana and Pollo Tropical restaurant concepts and as a Burger King franchisee. These benefits are the result of the following:

•	strong recognition of the Taco Cabana and Pollo Tropical brands in their core markets;

•	ability to effectively manage brand awareness, marketing and product development for our Hispanic Brands;

•	widespread recognition of the Burger King brand and flagship WHOPPER® product supported by a national advertising program; and

•	ability to capitalize on Burger King’s new product development capabilities.

Open Additional Restaurants. We believe that many of our existing markets continue to provide opportunities for the development of new Taco Cabana, Pollo Tropical and, to a lesser extent, Burger King restaurants. Our staff of real estate and development professionals is responsible for new restaurant development. Before developing a new restaurant, we conduct an extensive site selection and evaluation process that includes in-depth demographic, market and financial analyses. By selectively increasing the number of restaurants we operate in a particular market, we can increase brand awareness and effectively leverage our field supervision, corporate infrastructure and local marketing expenditures. We intend to continue to utilize real estate leasing as a means of minimizing the amount of cash invested in new restaurants. We believe that cash generated from operations, borrowings under our new senior credit facility and leasing will enable us to continue to pursue our strategy of new restaurant development with respect to our existing brands.

We believe there are significant growth opportunities for our Hispanic Brand in our existing markets and other markets with demographics that are similar to the demographics of our existing markets. We plan to open new restaurants in our existing markets that may be either freestanding buildings or restaurants contained within strip shopping centers (in-line restaurants) to further leverage our existing brand awareness. Developing in-line restaurants allows us to selectively expand our brand penetration and visibility in certain of our existing markets, while doing so at a lower cost than developing a restaurant as a freestanding building. In addition, development of in-line restaurants permits us to further penetrate markets where freestanding opportunities may be limited. We also believe that there may be opportunities to further expand these brands beyond their current core markets in Texas and Florida.

We believe there may also be opportunities to expand the number of Burger King restaurants we operate through selective acquisitions from other franchisees and through development of new restaurants in our existing markets. We believe that selective acquisitions of additional Burger King restaurants would result in operating efficiencies from our proven abilities to reduce operating costs and achieve increased economies of scale by leveraging our infrastructure and operating systems.

Grow Sales and Continue to Improve Restaurant Profitability. We maintain a disciplined commitment to increasing the sales and profitability of our existing restaurants. Our strategy is to grow sales in our existing restaurants by continuing to develop new products for our Hispanic Brands, developing and enhancing the efficiency and quality of our proprietary advertising and promotional programs and improving the customer experience at all of our restaurants. Our large base of restaurants, skilled management team and sophisticated management information and operating systems enable us to optimize operating efficiencies for our restaurants. We are able to control restaurant labor and food costs, effectively manage our restaurant operations and ensure consistent application of operating controls through the use of our sophisticated management information and point-of-sale systems. Our size and, in the case of Burger King, the size of the Burger King system, enable us to realize benefits from improved bargaining power for purchasing and cost management initiatives. We believe these factors provide the basis for increased restaurant level and company profitability.

Overview of Restaurant Concepts

Taco Cabana Restaurants

Our Taco Cabana quick-casual restaurants combine generous portions of fresh, premium quality Tex-Mex and traditional Mexican style food with the convenience and value of quick-service restaurants. The restaurants typically provide interior, semi-enclosed and patio dining areas with a festive Mexican theme. Menu items include flame-grilled beef and chicken fajitas served on sizzling iron skillets, quesadillas, traditional Mexican and American breakfasts, other Tex-Mex dishes and fresh, hot flour tortillas. Our Taco Cabana restaurants also offer a variety of beverage choices, including margaritas and beer. Most of the menu items offered at Taco Cabana are prepared at each restaurant from fresh meat and produce ingredients delivered by suppliers to the restaurant, usually three times each week. Taco Cabana utilizes fresh, high quality ingredients and prepares most items “from scratch.” In order to simplify operations and provide a more consistent product, Taco Cabana also uses a number of pre-prepared items.

Our typical Taco Cabana restaurants average approximately 3,200 square feet (exclusive of the exterior dining area) and provide seating for approximately 80 customers, with additional outside patio seating for approximately 50 customers. Taco Cabana restaurants are typically distinctive in appearance, conveying a Mexican theme and permitting easy identification by passing motorists. Our Taco Cabana restaurants feature rounded fronts, as well as Southwest accents such as a clay tile roof, heavy wood beams and a trellis that shades the patio area, and the use of bright colors outside and inside. Corrugated metal wall panels, aged wood finishes and distressed stainless steel counter tops are featured inside.

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

Our Taco Cabana restaurants provide the convenience of drive-thru windows as well as the ability for customers to dine-in or take-out. A majority of our Taco Cabana restaurants are open 24 hours a day. Our hours of operation are continually evaluated for economic viability on a market and individual restaurant basis.

Pollo Tropical Restaurants

Our Pollo Tropical quick-casual restaurants combine high quality, distinctive menu items and an inviting tropical setting with the convenience and value of quick-service restaurants. Pollo Tropical restaurants offer a unique selection of food items reflecting tropical and Caribbean influences and feature grilled fresh chicken marinated in a proprietary blend of tropical fruit juices and spices. Chicken is grilled in view of customers on large, open-flame grills. Pollo Tropical also features additional menu items such as roast pork, a line of “TropiChops®” (a bowl containing rice, black beans, chicken or pork), a line of premium sandwiches and grilled ribs that feature a selection of sauces. We also feature an array of distinctive and popular side dishes, including black beans and rice, yucatan fries and sweet plantains, as well as more traditional menu items such as french fries, corn and tossed and caesar salads. We also offer uniquely Hispanic desserts, such as flan and tres leches.

Our Pollo Tropical restaurants typically incorporate high ceilings, large windows, tropical plants, light colored woods, decorative tiles, a visually distinctive exterior entrance tower, lush landscaping and other signature architectural features, all designed to create an airy, inviting and tropical atmosphere. We design our restaurants to conveniently serve a high volume of customer traffic while retaining an inviting, casual atmosphere.

Our Pollo Tropical restaurants are generally open for lunch, dinner and late night orders seven days per week from 11:00 am to midnight and offer sit-down dining, counter take-out and drive-thru service to accommodate the varied schedules of families, business people and students. Our menu offers a variety of portion sizes to accommodate a single customer, family or large group. Pollo Tropical restaurants also offer an economical catering menu, with special prices and portions to serve parties in excess of 25 people.

Our Pollo Tropical restaurants typically provide seating for 80 to 100 customers and provide drive-thru service. At December 31, 2004 all of our company-owned Pollo Tropical restaurants were freestanding buildings except for five locations contained within strip shopping centers and one street-level storefront location in an office building. Our typical freestanding Pollo Tropical restaurant ranges between 2,800 and 3,200 square feet.

Burger King Restaurants

Burger King Corporation (“BKC”) is one of the largest quick-service hamburger restaurant chains in the world. According to BKC, at June 30, 2004 there were approximately 11,200 restaurants in 61 countries worldwide, including approximately 7,600 in the United States. Total BKC worldwide restaurant sales for the year ended June 30, 2004 were approximately $11.1 billion, of which approximately $7.7 billion were in the United States.

“Have It Your Way”® service, flame broiling, generous portions and competitive prices characterize the Burger King system marketing strategy. Our Burger King restaurants feature flame-broiled hamburgers and other sandwiches, the most popular of which is the WHOPPER® sandwich. The WHOPPER is a large, flame-broiled hamburger on a toasted bun garnished with mayonnaise, lettuce, onions, pickles and tomatoes. The basic menu of all Burger King restaurants consists of hamburgers, cheeseburgers, chicken and fish sandwiches, breakfast items, french fries, onion rings, salads, chili, shakes, desserts, soft drinks and other beverages. In addition, promotional menu items are introduced periodically for limited periods. BKC continually seeks to develop new products as it endeavors to enhance the menu and service of Burger King restaurants.

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

Burger King restaurants are designed to appeal to a broad spectrum of consumers, with multiple day-part meal segments targeted to different groups of consumers.

Our Burger King restaurants consist of one of several building types with various seating capacities. BKC’s traditional freestanding restaurant contains approximately 2,800 to 3,200 square feet with seating capacity for 90 to 100 customers, has drive-thru service windows, and has adjacent parking areas. As of December 31, 2004, 334 of our 348 Burger King restaurants were freestanding.

Restaurant Economics

Selected restaurant operating data for our three restaurant concepts is as follows:

	Year Ended December 31,
	2002	2003	2004
Taco Cabana:
Average annual (52 weeks) sales per restaurant (in thousands)	$1,527	$1,523	$1,604
Average sales transaction	$6.65	$6.66	$6.88
Drive-through sales as a percentage of total sales	45.6%	46.6%	47.2%
Day part sales percentages:
Breakfast	15.8%	15.8%	16.0%
Lunch	22.4%	22.7%	23.1%
Dinner	24.5%	25.3%	25.4%
Late night (9 pm to midnight)	15.0%	14.5%	14.1%
Other (2 pm to 5 pm and midnight to 6 am)	22.3%	21.7%	21.4%

Pollo Tropical:
Average annual (52 weeks) sales per restaurant (in thousands)	$1,807	$1,838	$2,018
Average sales transaction	$8.11	$8.18	$8.25
Drive-through sales as a percentage of total sales	40.3%	42.2%	42.5%
Day part sales percentages:
Lunch	46.7%	45.9%	45.7%
Dinner and late night	53.3%	54.1%	54.3%

Burger King:
Average annual (52 weeks) sales per restaurant (in thousands)	$1,069	$1,003	$1,034
Average sales transaction	$4.46	$4.47	$4.74
Drive-through sales as a percentage of total sales	60.5%	61.8%	61.8%
Day part sales percentages:
Breakfast	14.3%	14.6%	14.4%
Lunch	33.4%	33.4%	33.6%
Dinner	27.1%	26.9%	26.9%
Afternoon and late night	25.2%	25.1%	25.1%

Restaurant Capital Costs

The cost of equipment, seating, signage and other interior costs of a standard new Taco Cabana restaurant currently is approximately $420,000 (excluding the cost of the land, building and site improvements). The cost of the land generally ranges from $650,000 to $800,000. The cost of building and site improvements generally ranges from $800,000 to $850,000. We typically lease the real estate associated with our Taco Cabana restaurants.

The cost of equipment, seating, signage and other interior costs of a standard new Pollo Tropical restaurant currently is approximately $365,000 (excluding the cost of the land, building and site improvements). The cost of land generally ranges from $600,000 to $1,000,000. The cost of building and site improvements generally ranges from $800,000 to $900,000. We typically lease the real estate associated with our Pollo Tropical restaurants.

The cost of the franchise fee, equipment, seating, signage and other interior costs of a standard new Burger King restaurant currently is approximately $385,000 (excluding the cost of the land, building and site improvements). The cost of land generally ranges from $400,000 to $525,000. The cost of building and site improvements generally ranges from $550,000 to $625,000. We typically lease the real estate associated with our Burger King restaurants.

Seasonality

Our business is moderately seasonal due to regional weather conditions. Sales from our Taco Cabana restaurants (located in Texas, Oklahoma and New Mexico) and our Burger King restaurants (primarily located in the Northeast) are generally higher during the summer months than during the winter months. Sales from our Pollo Tropical restaurants (located in south and central Florida) are generally higher during the winter months than during the summer months. We believe this seasonal impact is not material to our business as a whole because our multiple concepts operating in diverse geographic areas enable us to reduce our dependence on the economic performance of any one particular region.

Restaurant Locations

As of December 31, 2004, we owned and operated 126 Taco Cabana restaurants and franchised seven Taco Cabana restaurants located in the following states:

	Owned	Franchised	Total
Texas	119	4	123
Oklahoma	6	—	6
New Mexico	1	2	3
Georgia	—	1	1

Total	126	7	133

As of December 31, 2004, we owned and operated 63 Pollo Tropical restaurants, all located in Florida. In addition, of our 24 franchised Pollo Tropical restaurants, as of December 31, 2004, 20 are located in Puerto Rico; three are located in Ecuador and one in Miami.

The following table sets forth the locations of the 348 Burger King restaurants we operated at December 31, 2004:

State	Total Restaurants
Connecticut	1
Indiana	5
Kentucky	9
Maine	4
Massachusetts	1
Michigan	26
New Jersey	2
New York	143
North Carolina	40
Ohio	83
Pennsylvania	12
South Carolina	21
Vermont	1

Total	348

Operations

Management Structure

We conduct substantially all of our executive management, finance, marketing and operations support functions from our corporate headquarters in Syracuse, New York, our Taco Cabana division headquarters in San Antonio, Texas and our Pollo Tropical division headquarters in Miami, Florida. The management structure of

Taco Cabana consists of an Executive Vice President of Operations, who has over 30 years of restaurant experience, and a Regional Vice President and a Regional Director supported by 17 district supervisors. The management structure for Pollo Tropical consists of an Executive Vice President, who has over 30 years of experience in the restaurant industry, and a Vice President of Operations supported by eight district supervisors. Our Burger King operations are overseen by four Regional Directors, three of whom are Vice Presidents, that have an average of 25 years of Burger King restaurant experience. Forty-four district supervisors that have an average of 20 years of restaurant management experience in the Burger King system support the Regional Directors.

For each of our concepts, a district supervisor is responsible for the direct oversight of the day-to-day operations of an average of approximately seven restaurants. Typically, district supervisors have previously served as restaurant managers at one of our restaurants. Regional directors, district supervisors and restaurant managers are compensated with a fixed salary plus an incentive bonus based upon the performance of the restaurants under their supervision. Typically, our restaurants are staffed with hourly employees who are supervised by a salaried manager and two or three salaried assistant managers.

Training

We maintain a comprehensive training and development program for all of our personnel and provide both classroom and in-restaurant training for our salaried and hourly personnel. The program emphasizes system-wide operating procedures, food preparation methods and customer service standards for each of the concepts. In addition, BKC’s training and development programs are also available to us as a franchisee.

Management Information Systems

Our management information systems, which we believe are more sophisticated than systems typically utilized by other small quick-casual/quick-service restaurant operators and other Burger King franchisees, provide us with the ability to more efficiently and effectively manage our restaurants and to ensure consistent application of operating controls at our restaurants. Our size also affords us the ability to maintain an in-house staff of information and restaurant systems professionals dedicated to continuously enhancing our systems. In addition, these capabilities allow us to integrate newly developed or acquired restaurants and to leverage our investments in information technology over a larger base of restaurants.

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

Our restaurant systems provide daily tracking and reporting of traffic counts, menu item sales, labor and food data, and other key operating information for each restaurant. We electronically communicate with our restaurants on a daily basis, which enables us to collect this information for use in our corporate management systems. Our corporate and divisional administrative headquarters house client/server-based systems that support all of our accounting, operating and reporting systems. We also operate a 24-hour, seven-day help desk at our corporate headquarters that enables us to provide systems and operational support to our restaurant operations as required. Among other things, our restaurant information systems provide us with the ability to:

•	monitor labor utilization and sales trends on a real-time basis at each restaurant, enabling the restaurant manager to effectively manage to our established labor standards on a timely basis;

•	reduce shrinkage using restaurant-level inventory management and centralized standard costing systems;

•	analyze sales and product mix data to help restaurant management personnel forecast production levels;

•	monitor day-part drive-thru speed of service at each of our restaurants;

•	systematically communicate human resource and payroll data to our administrative offices for efficient centralized management of labor costing and payroll processing;

•	employ centralized control over price, menu and inventory management activities at the restaurant utilizing the remote access capabilities of our systems;

•	take advantage of electronic commerce including our ability to place orders with suppliers and to integrate detailed invoice, receiving and product data with our inventory and accounting systems; and

•	provide analyses, reporting and tools to enable all levels of management to review a wide-range of financial and operational data.

Information from our systems is available daily to the restaurant manager, who is expected to react quickly to trends or situations in his or her restaurant. Our district supervisors also receive daily information for all restaurants under their control and have computer access to key operating data on a remote basis using our corporate intranet. Management personnel at all levels, from the restaurant manager through senior management, monitor key restaurant performance indicators.

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

Burger King Franchise Agreements

Each of our Burger King restaurants operates under a separate franchise agreement with BKC. Our franchise agreements with BKC generally require, among other things, that all restaurants comply with specified design criteria and be operated in a prescribed manner, including utilization of the standard Burger King menu. In addition, our Burger King franchise agreements generally require that our restaurants conform to BKC’s current image and provide for remodeling of our restaurants at the request of BKC during the tenth year of the agreements to conform to such current image. These franchise agreements with BKC provide for an initial term of 20 years and currently have an initial franchise fee of $50,000. Any franchise agreement, including renewals, can be extended at our discretion for an additional 20-year term, with BKC’s approval, provided the restaurant meets the then-current Burger King operating and image standards and the franchisee is not in default under the terms of the franchise agreement. The franchise agreement fee for subsequent renewals is currently $50,000. BKC may not cancel or terminate our franchise agreements unless we are in default of the terms of the agreements. We are not in default under any of the franchise agreements with BKC.

In order to renew a franchise agreement with BKC, a franchisee is typically required to make capital improvements to the restaurant to bring it up to Burger King’s current design standards. The required capital improvements will vary widely depending upon the magnitude of the required changes and the degree to which we have made interim improvements to the restaurant. We have 23 franchise agreements expiring in 2005, 18 franchise agreements expiring in 2006 and 17 franchise agreements expiring in 2007. If we determine that a restaurant is under-performing, we may elect not to renew the franchise agreement. Of our franchise agreements expiring in 2005 and 2006, we currently anticipate that we would likely elect not to renew approximately 18 franchise agreements due to the cost of the required capital improvements that we would need to make as a result of such renewals relative to the profitability of such restaurants. Based on the current profitability of such restaurants, we believe that the impact on our cash provided from operating activities as a result of such non- renewals will not be material. The capital improvements cost per restaurant we may incur in connection with such franchise agreements that we elect to renew, may range from $350,000 to $450,000. Our determination of whether to renew such franchise agreements is not final and is subject to further evaluation and may change, depending on many factors including our assessment of the anticipated future profitability of the subject restaurants and BKC’s requirements for renewing each such franchise.

We believe that we will be able to satisfy BKC’s normal franchise agreement renewal policies. Accordingly, we believe that renewal franchise agreements will be granted on a timely basis by BKC at the expiration of our existing franchise agreements. Historically, BKC has granted all of our requests for successor franchise agreements.

In addition to the initial franchise fee, we generally pay to BKC a monthly royalty of 3 1/2% of the gross revenues from our Burger King restaurants. For a more detailed explanation of the franchise fees see “—Franchise Fees and Early Successor Program” below. We also contribute 4% of restaurant sales from our Burger King restaurants to fund BKC’s national and regional advertising. BKC engages in substantial national and regional advertising and promotional activities and other efforts to maintain and enhance the Burger King brand. We supplement from time to time BKC’s marketing with local advertising and promotional campaigns. See “—Advertising and Promotion.”

Our franchise agreements with BKC do not give us exclusive rights to operate Burger King restaurants in any defined territory. Although we believe that BKC generally seeks to ensure that newly granted franchises do not materially adversely affect the operations of existing Burger King restaurants, we cannot assure you that franchises granted by BKC to third parties will not adversely affect any Burger King restaurants that we operate.

We are required to obtain BKC’s consent before we acquire existing Burger King restaurants from other franchisees or develop new Burger King restaurants. BKC also has the right of first refusal to purchase any Burger King restaurant that is being offered for sale by a franchisee. To date, BKC has approved all of our acquisitions of Burger King restaurants from other franchisees; however, in two instances, BKC exercised its right of first refusal and purchased restaurants we sought to acquire.

Franchise Fees and Early Successor Program

On July 1, 2000, BKC increased its royalty and franchise fees for most new restaurants. The franchise fee for new restaurants increased from $40,000 to $50,000 for a 20-year agreement and the royalty rate increased from 3 1/2% of sales to 4 1/2% of sales, after a transitional period from July 1, 2000 through June 30, 2003. For franchise agreements entered into during the transitional period, the royalty rate is 4.0% of sales for the first ten years of the agreement and 4 1/2% of sales for the balance of the term.

As of July 1, 2001, existing restaurants that renewed their franchise agreements pay a royalty of 4 1/2% of sales for the full term of the renewed agreement. The advertising contribution remained at 4.0% of sales. The royalty rates for existing franchise agreements are not affected by these changes until the time of renewal.

BKC offered a voluntary program to encourage franchisees to accelerate the renewal of their franchise agreements. Franchisees that elected to participate in the Early Successor Incentive Program were required to make capital improvements in their restaurants to bring them up to Burger King’s current design image. Franchise agreements entered into under this program contain special provisions regarding the royalty rates including a reduction in the royalty for a period of time.

For commitments made prior to July 1, 2000 to renew franchise agreements under BKC’s Fiscal 2000 Early Successor Incentive Program, the renewal franchise fee remained at $40,000. The royalty rate under this program remained at 3 1/2% of sales through March 31, 2002, at which time it was reduced to 2 3/4% of sales for the following five-year period. The royalty rate reverts back to 3 1/2% of sales effective April 1, 2007 for the remainder of any of the initial franchise term, and then increases to 4 1/2% of sales for the balance of the new agreement.

For commitments made between July 1, 2000 and June 30, 2001 to renew franchise agreements under BKC’s Fiscal 2001 Early Successor Incentive Program, the renewal franchise fee increased to $50,000. The royalty rate remained at 3 1/2% of sales through September 30, 2002, at which time it was reduced to 3% of sales for a three-year period. The royalty rate reverts back to 3 1/2% of sales effective October 1, 2005 for the remainder of any of the initial franchise term, and then increases to 4 1/2% of sales for the balance of the new franchise agreement.

After evaluating the applicable royalty reductions and the acceleration of the required capital improvements, in 2000 we elected to renew 48 franchise agreements under BKC’s Early Successor Incentive Program. Our capital expenditures relating to these renewals have been completed. Burger King royalties, as a percentage of our Burger King restaurant sales, were 3.4% in 2004, 2003 and 2002.

Transformation Initiatives

Over the past four years, BKC mandated certain image and facility upgrades and offered franchisees certain initiatives to encourage and facilitate franchisees’ investment in these upgrades to their restaurants. These transformation upgrades included the installation of new signage with the new Burger King logos, a new drive-thru equipment package, and where necessary, expenditures for painting, parking lot maintenance and landscaping. In addition, BKC defined enhancements to the kitchen including a new high-speed toaster, improved product holding units and a new self-loading broiler capable of cooking at different speeds and temperatures to facilitate the preparation of a wider variety of menu items. By an amendment to our franchise agreements, we committed:

•	to install the new signage in substantially all of our restaurants;

•	to “spruce up” our restaurants to the extent necessary, including painting, parking lot sealing/striping and landscaping;

•	to install the new drive-thru package, which includes new menu boards, an order confirmation unit and an improved speaker system; and

•	to roll-out and install the new kitchen initiatives as approved and mandated by BKC which included improved toasting and holding equipment (Phase I initiatives) and a new broiler (Phase II initiatives).

BKC also arranged for the Coca-Cola Company and Dr. Pepper/Seven-Up, Inc. to make funds available to franchisees to be used in connection with the transformation initiatives. By agreeing to make the investments associated with the transformation initiatives, we received $56,000 per restaurant in 2000, or $19.8 million in the aggregate, from the fund established by Coca-Cola and Dr. Pepper. We also received $1.6 million from this fund on a supplemental basis in 2001 pertaining to completing the drive-thru package. For a discussion of the accounting treatment of the amounts received from Coca-Cola and Dr. Pepper, see Note 5 to our consolidated financial statements.

We have completed all of the initiatives above, with the exception of the Phase II kitchen initiatives, which have not yet been mandated by BKC. Total expenditures related to these activities over the past four years were $12.8 million.

Hispanic Brands Franchise Operations

As of December 31, 2004, Taco Cabana had three franchisees operating a total of seven Taco Cabana restaurants. As of December 31, 2004, Pollo Tropical had three franchisees operating a total of 24 Pollo Tropical restaurants located in Puerto Rico, Ecuador and Miami. While our existing franchisees may open new restaurants from time to time, we are not actively expanding our franchise operations at the present time.

All franchisees are required to operate their restaurants in compliance with certain methods, standards and specifications developed by us regarding such matters as menu items, recipes, food preparation, materials, supplies, services, fixtures, furnishings, decor and signs. The franchisees have discretion to determine the prices to be charged to customers. In addition, all franchisees are required to purchase substantially all food, ingredients, supplies and materials from suppliers approved by us.

Advertising and Promotion

We believe our Hispanic Brands are among the most highly recognized quick-casual restaurant brands in their core markets of Texas and south and central Florida. Taco Cabana and Pollo Tropical utilize an integrated, multi-level marketing approach that includes periodic chain-wide promotions, direct mail, in-store promotions, local store marketing and other strategies, including the use of radio and television advertising in their major markets. Combination value meals are also utilized as well as limited time offer menu item promotions. Pollo Tropical advertises in both English and Spanish media throughout the year. As a percentage of our Taco Cabana restaurant sales, Taco Cabana’s advertising expenditures were 4.1% in 2004, 4.7% in 2003, and 4.3% in 2002. Taco Cabana’s advertising expenditures, as a percentage of restaurant sales, were higher in 2003 than historical levels due to additional promotions in certain markets. As a percentage of restaurant sales, Pollo Tropical advertising expenditures were 1.6% in 2004, due to lower television and radio advertising, and 3.6% in each of 2003 and 2002. We currently anticipate our 2005 Pollo Tropical advertising expenditures to range between 2.0% and 2.5% of our Pollo Tropical restaurant sales, however the Company may elect in the future to further increase Pollo Tropical advertising expenditures to the historical levels in 2003 and 2002.

The efficiency and quality of advertising and promotional programs can significantly affect quick-casual/quick-service restaurant businesses. We believe that one of the major advantages of being a Burger King franchisee is the value of the extensive regional and national advertising and promotional programs conducted by BKC. In addition to the benefits derived from BKC’s advertising spending, we supplement from time to time BKC’s advertising and promotional activities with our own local advertising and promotions, including the purchase of additional television, radio and print advertising. The concentration of our Burger King restaurants in many of our markets permits us to leverage advertising in those markets. We also utilize promotional programs, such as combination value meals and discounted prices, targeted to our customers, in order to create a flexible and directed marketing program.

We are generally required to contribute 4% of restaurant sales from our Burger King restaurants to an advertising fund utilized by BKC for its advertising, promotional programs and public relations activities. BKC’s advertising programs consist of national campaigns supplemented by local advertising. BKC’s advertising campaigns are generally carried on television, radio and in circulated print media (national and regional newspapers and magazines).

Product Development

Each of Taco Cabana and Pollo Tropical has separate and complete product research and development functions, comparable to other large multi-unit restaurant companies. These capabilities enable us to continually refine our menu offerings and develop new products for introduction in our Hispanic Brand restaurants. These functions include:

•	fully equipped test kitchens;

•	professional culinary and quality assurance team members;

•	consumer research protocol;

•	uniform and detailed product specification formats; and

•	product development committees that integrate marketing, operations, financial analysis and procurement.

Taco Cabana’s test kitchen is located near our San Antonio division headquarters in leased commercial space. The facility includes a large test kitchen, with equipment that mirrors the capability of a Taco Cabana restaurant, office space for all R&D staff, and a large tasting and meeting room. There are three permanent staff positions, including a Director of R&D, a Manager of R&D and Quality Assurance and a staff assistant.

Pollo Tropical’s test kitchen is located in our Miami division headquarters. The facility includes cooking equipment that mirrors the capability of a Pollo Tropical restaurant and a tasting area. There are three permanent staff positions, including a Director of R&D, a Manager of R&D and a Quality Assurance and Purchasing assistant.

Suppliers and Distributors

For our Taco Cabana and Pollo Tropical restaurants, we have negotiated directly with local and national suppliers for the purchase of food and beverage products and supplies to ensure consistent quality and freshness and to obtain competitive prices. Taco Cabana and Pollo Tropical restaurants’ food and supplies are ordered from approved suppliers and are shipped via distributors to the restaurants. Both brands are responsible for monitoring quality control and supervision of these suppliers and conduct inspections to observe the preparation and quality of products purchased. For our Taco Cabana restaurants, SYGMA Network, Inc. (SYGMA) serves as our primary distributor of food and beverage products and supplies. SYGMA purchases, warehouses and distributes products for these restaurants under a distribution service agreement that expires on December 31, 2005. For our Pollo Tropical restaurants, Henry Lee, a division of Gordon Food Service, serves as our primary distributor of food and paper products under an agreement that expires on March 16, 2007. We rely significantly on these suppliers but, in general, if any such suppliers are unable to service us, we believe that we have significant alternative sources available to us to avoid any material disruption in service. However, we rely on Pilgrim’s Pride (formerly Conagra) and Gold Kist as our two suppliers of chicken for our Pollo Tropical restaurants and, although we believe that alternative sources of chicken are available to us, if either such supplier is unable to service us, this could lead to a material disruption of service or supply until a new supplier is engaged, which could have a material adverse effect on our business. With respect to our distributors for our Taco Cabana and Pollo Tropical restaurants, although we believe that alternative distributors are available to us, if any of our distributors are unable to service us, this could lead to a material disruption of service or supply until a new distributor is engaged, which could have a material adverse effect on our business.

We are a member of a national purchasing cooperative, Restaurant Services, Inc., created for the Burger King system. Restaurant Services is a non-profit independent cooperative that acts as the purchasing agent for approved distributors to the Burger King system and serves to negotiate the lowest cost for the system. We use our purchasing power to negotiate directly with certain other vendors, to obtain favorable pricing and terms for supplying our restaurants. For our Burger King restaurants, we are required to purchase all of our foodstuffs, paper goods and packaging materials from BKC-approved suppliers. We currently utilize four distributors to supply our Burger King restaurants with the majority of their foodstuffs in various geographical areas. We may purchase non-food items such as kitchen utensils, equipment maintenance tools and other supplies from any suitable source so long as such items meet BKC product uniformity standards. All BKC-approved distributors are required to purchase foodstuffs and supplies from BKC-approved manufacturers and purveyors. BKC is responsible for monitoring quality control and supervision of these manufacturers and conducts regular visits to observe the preparation of foodstuffs, and to run various tests to ensure that only high quality foodstuffs are sold to BKC-approved suppliers. In addition, BKC coordinates and supervises audits of approved suppliers and distributors to determine continuing product specification compliance and to ensure that manufacturing plant and distribution center standards are met. In the event these Burger King suppliers are unable to service us, we believe that we have significant alternative sources available to us to avoid any material disruption in service.

Quality Assurance

At each of our three concepts, our operational focus is closely monitored to achieve a high level of customer satisfaction via speed, order accuracy and quality of service. Our senior management and restaurant management staffs are principally responsible for ensuring compliance with our operating policies, and with respect to our Burger King restaurants, BKC’s required operating procedures as well. We have uniform operating standards and specifications relating to the quality, preparation and selection of menu items, maintenance and cleanliness of the premises and employee conduct. In order to maintain compliance with these operating standards and specifications, we distribute to our restaurant operations management team detailed reports measuring compliance with various customer service standards and objectives, including the results of our “mystery shopper” program. These “mystery shopper” programs are conducted by an independent agency and consist of evaluations of speed, quality of service and other operational objectives including the cleanliness of our restaurants.

We also operate in accordance with quality assurance and health standards mandated by federal, state and local governmental laws and regulations. These standards include food preparation rules regarding, among other things, minimum cooking times and temperatures, maximum time standards for holding prepared food, food handling guidelines and cleanliness. To maintain these standards, we conduct unscheduled inspections of our restaurants. In addition, restaurant managers conduct internal inspections for taste, quality, cleanliness and food safety on a regular basis.

Trademarks

We believe that our names and logos for our Hispanic Brands are important to our operations. We have registered our principal Taco Cabana and Pollo Tropical logos and designs with the U.S. Patent and Trademark Office on the Principal Register as a service mark for our restaurant services. We also have secured or have applied for state and federal registrations of several other advertising or promotional marks, including variations of our principal marks, and have applied for or been granted registrations in foreign countries of our principal marks and several other marks. We intend to protect both Taco Cabana and Pollo Tropical trademarks by appropriate legal action whenever necessary. In certain foreign countries, we have been involved in trademark opposition proceedings to defend our rights to register certain trademarks.

Other than the Taco Cabana and Pollo Tropical trademarks, we have no proprietary intellectual property other than the logo and trademark of Carrols. As a franchisee of Burger King, we also have contractual rights to use certain BKC-owned trademarks, service marks and other intellectual property relating to the Burger King concept.

Government Regulation

Various federal, state and local laws affect our business, including various health, sanitation, fire and safety standards. Restaurants to be constructed or remodeled are subject to state and local building code and zoning requirements. In connection with the development and remodeling of our restaurants, we may incur costs to meet certain federal, state and local regulations, including regulations promulgated under the Americans with Disabilities Act.

We are subject to the federal Fair Labor Standards Act and various state laws governing such matters as:

•	minimum wage requirements;

•	overtime; and

•	other working conditions and citizenship requirements.

A significant number of our food service personnel are paid at rates related to the federal, and where applicable, state minimum wage and, accordingly, increases in the minimum wage have increased and in the future will increase wage rates at our restaurants.

We are also subject to various federal, state and local environmental laws, rules and regulations. We believe that we conduct our operations in substantial compliance with applicable environmental laws and regulations. None of the applicable environmental laws or regulations has had a material adverse effect on our consolidated operations, cash flows or financial condition.

Taco Cabana is subject to alcoholic beverage control regulations that require state, county or municipal licenses or permits to sell alcoholic beverages at each location. Typically, licenses must be renewed annually and may be revoked or suspended for cause at any time. Licensing entities, authorized with law enforcement authority, may issue violations and conduct audits and investigations of the restaurant’s records and procedures. Alcoholic beverage control regulations relate to numerous aspects of daily operations of Taco Cabana restaurants, including minimum age for consumption, certification requirements for employees, hours of operation, advertising, wholesale purchasing, inventory control and handling, storage and dispensing of alcoholic beverages. These regulations also prescribe certain required banking and accounting practices related to alcohol sales and purchasing.

Taco Cabana is subject to state “dram-shop” laws in the states in which it operates. Dram-shop laws provide a person injured by an intoxicated person the right to recover damages from an establishment that wrongfully served alcoholic beverages to the intoxicated person. We have specific insurance that covers claims arising under dram-shop laws. However, it is not assured that this insurance will be adequate to cover any claims that may be instituted against us.

With respect to the franchising of Taco Cabana and Pollo Tropical restaurants, we are subject to franchise and related regulations in the U.S. and certain foreign jurisdictions where we offer and sell franchises. These regulations include obligations to provide disclosure about our two concepts, the franchise agreements and the franchise system. The regulations also include obligations to register certain franchise documents in the U.S. and foreign jurisdictions, and obligations to disclose the substantive relationship between the parties to the agreements.

Competition

The restaurant industry is highly competitive with respect to price, service, location and food quality. In each of our markets, our restaurants compete with a large number of national and regional restaurant chains, as well as locally owned restaurants, offering low- and medium-priced fare. We also compete with convenience stores, delicatessens and prepared food counters in supermarkets, grocery stores, cafeterias and other purveyors of moderately priced and quickly prepared foods.

We believe that:

•	product quality and taste;

•	brand recognition;

•	convenience of location;

•	speed of service;

•	menu variety;

•	price; and

•	ambiance

are the most important competitive factors in the quick-casual and quick-service restaurant segments and that our three concepts effectively compete in each category.

Taco Cabana’s restaurants, although part of the quick-casual segment of the restaurant industry, primarily compete in Texas, Oklahoma and New Mexico with quick-service restaurants, including those in the quick-

service Mexican segment such as Taco Bell, quick-casual restaurants and traditional casual dining Mexican restaurants. We believe that Taco Cabana’s combination of freshly prepared food, distinctive ambiance and superior service help to distinguish Taco Cabana restaurants from quick-service operators, while Taco Cabana’s price-value relationship enables it to compete favorably with more expensive casual dining Mexican restaurants.

In addition to quick-service hamburger restaurant chains as well as other types of quick-casual restaurants, Pollo Tropical’s competitors include the south and central Florida locations of national chicken-based concepts, such as Boston Market and KFC, and regional grilled chicken concepts.

With respect to our Burger King restaurants, our largest competitors are McDonald’s and Wendy’s restaurants. According to publicly available information, McDonald’s restaurants had aggregate U.S. system wide sales of $24.4 billion for the year ended December 31, 2004 and operated 13,673 restaurants in the United States at that date, and Wendy’s restaurants had aggregate system wide sales of $7.7 billion for the year ended December 31, 2004 and operated 5,935 restaurants in the United States at that date.

Employees

As of December 31, 2004, we employed approximately 16,300 persons, of which approximately 300 were administrative personnel and approximately 16,000 were restaurant operations personnel. None of our employees is covered by collective bargaining agreements. We believe that our relations with our employees are good.

Availability of Information

The Company files annual, quarterly and current reports and other information with the Securities and Exchange Commission (the “SEC”). The public may read and copy any materials the Company files with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet site that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC. The address of that site is http://www.sec.gov.

The Company makes available through its internet website (www.carrols.com) its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after electronically filing such material with the SEC. The reference to the Company’s website address does not constitute incorporation by reference of the information contained on the website and should not be considered part of this document.

ITEM 2.	PROPERTIES

As of December 31, 2004, we owned or leased the following restaurant properties:

	Owned Land; Owned Building	Leased Land; Owned Building	Leased Land; Leased Building(1)	Total(2)
Restaurants:
Taco Cabana	4	21	101	126
Pollo Tropical	1	21	41	63
Burger King	14	28	306	348

Total operating restaurants	19	70	448	537

(1)	Includes 19 restaurants located in mall shopping centers.
(2)	Excludes restaurants operated by our franchisees. In addition, as of December 31, 2004, we had four restaurants under construction, three properties leased to third parties and three properties available for sale or lease.

As of December 31, 2004, we leased 97% of our Taco Cabana restaurants, 98% of our Pollo Tropical restaurants and 96% of our Burger King restaurants. We typically enter into leases (including options to renew) from 20 to 40 years. The average remaining term for all leases, including options, is approximately 24 years. Generally, we have been able to renew leases, upon or prior to their expiration, at the prevailing market rates.

Most of our Burger King restaurant leases are coterminous with the related franchise agreements. We believe that we generally will be able to renew, at commercially reasonable rates, the leases whose terms expire prior to the expiration of that location’s Burger King franchise agreement.

Most leases require us, as lessee, to pay utility and water charges and real estate taxes. Certain leases also require contingent rentals based upon a percentage of gross sales of the particular restaurant that exceed specified minimums. In some of our mall locations, we are also required to pay certain other charges such as a pro rata share of the mall’s common area maintenance costs, insurance and security costs.

In addition to the restaurant locations set forth under “—Restaurant Locations,” we own a building with approximately 25,300 square feet at 968 James Street, Syracuse, New York, which houses our executive offices and most of our administrative operations for our Burger King restaurants. We lease five small regional offices that support the management of our Burger King restaurants. We also lease 13,449 square feet at 7300 North Kendall Drive, 8th Floor, Miami, Florida, which houses most of our administrative operations for our Pollo Tropical restaurants. In addition, we lease approximately 17,700 square feet of office space at 8918 Tesoro Drive, Suite 200, San Antonio, Texas, which houses most of our administrative operations for our Taco Cabana restaurants.

ITEM 3.	LEGAL PROCEEDINGS

On April 20, 2005, Judge Frederick Scullin, Jr. issued a decision and order granting our Motion for Summary Judgment in the action filed by the Equal Employment Opportunity Commission (“EEOC”) on November 16, 1998 against us in the U.S. District Court for the Northern District of New York under Title VII of the Civil Rights Act of 1964, which alleged that we had engaged in a pattern and practice of unlawful discrimination, harassment and retaliation against former and current female employees. Subject to possible appeal by the EEOC, the case is dismissed, however the court noted that it was not ruling on the claims, if any, that individual employees might have against us. We do not believe that any individual claims, if any, would have a material adverse impact on our consolidated financial condition or results of operations and cash flows.

On November 30, 2002, four former hourly employees commenced a lawsuit against the Company in the United States District Court for the Western District of New York entitled Dawn Seever, et al. v. Carrols Corporation. The lawsuit alleges, in substance, that the Company violated certain minimum wage laws under the federal Fair Labor Standards Act and related state laws by requiring employees to work without recording their time and by retaliating against those who complained. The plaintiffs seek damages, costs and injunctive relief. They also seek to notify, and eventually certify, a class consisting of current and former employees who, since 1998, have worked, or are working, for the Company. On February 25, 2005 the plaintiffs’ filed motions for judicial notice and to expand discovery class-wide. The Company has opposed plaintiffs’ motions. It is too early to evaluate the likelihood of an unfavorable outcome or estimate the amount or range of potential loss. Consequently, it is not possible to predict what adverse impact, if any, this case could have on our consolidated financial condition or results of operations and cash flows. We intend to continue to contest this case vigorously.

We are a party to various other litigation matters incidental to the conduct of our business. We do not believe that the outcome of any of these matters will have a material adverse effect on our consolidated financial condition, results of operations or cash flows.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

There is no established trading market for our capital stock. Carrols Holdings owns 10 shares of our common stock (representing 100% of our capital stock).

On December 22, 2004, our Board of Directors approved a one-time cash dividend of $116.8 million to our sole stockholder, Carrols Holdings, from the net proceeds of the sale of $180 million of the notes, and the consummation of new senior credit facility with a new syndicate of lenders led by JP Morgan Chase Bank, N.A., which provided for $220 million of term loan B borrowings and a $50 million five-year revolving credit facility. The special cash dividend was paid on December 28, 2004.

We did not pay any cash dividends during fiscal 2003 and 2002. We have no present intention to declare or pay any cash dividends on shares in the foreseeable future. Certain restrictive covenants contained in agreements governing our long-term indebtedness currently limit our ability to make dividend payments and certain other payments.

ITEM 6.	SELECTED FINANCIAL DATA

Restatements

Lease and Leasehold Improvement Accounting

We reviewed our lease accounting policies following a host of announcements by many restaurant and retail companies that they were revising their accounting practices for leases. We historically followed the accounting practice of using the initial lease term when determining operating versus capital lease classification and when calculating straight-line rent expense. In addition, we depreciated our buildings on leased land and leasehold improvements over a period that included both the initial lease term plus one or more optional extension periods even if the option renewal was not reasonably assured (or the useful life of the asset if shorter).

Upon such review, we restated our financial statements for the years ended December 31, 2003 and 2002 and the unaudited quarterly financial information for 2003 and the first three quarters of 2004 to correct errors in our lease accounting. Specifically, we revised our lease term for purposes of lease classification and calculating straight-line rent expense to only include renewal options that are reasonably assured of exercise because an economic penalty, as defined under SFAS No. 98, “Accounting for Leases,” would be incurred in the event of non-renewal. We also revised our useful lives of leasehold improvements to the shorter of their economic lives or the lease term as defined in SFAS No. 13. The primary impact of the restatement was to accelerate depreciation of buildings on leased land and leasehold improvements made subsequent to the lease inception date. The restatement also reduced the lives of intangible assets related to leases. The aggregate effect of these adjustments at December 31, 2004 was a reduction of the net book value of leasehold improvements of $13.8 million and a reduction of the net book value of intangible assets related to leases of $3.8 million.

In conjunction with the review of our lease accounting, we also determined that adjustments were necessary for lease liabilities for operating leases with non-level rents at the time of our acquisitions of Pollo Tropical in 1998 and Taco Cabana in 2000 as well as liabilities related to acquired leases with above-market rentals for Taco Cabana. We have adjusted our purchase price allocations for these acquisitions and restated lease liabilities and goodwill as of the acquisition dates. We have also restated rent expense and interest expense for those previously reported periods subsequent to each acquisition and restated goodwill amortization through December 31, 2001.

As a result of these restatements rent expense increased $0.1 million in the first nine months of 2004, $0.3 million in 2003 and $0.7 million in 2002.

Accounting for Franchise Rights

During the current year, we also reviewed our accounting policies for the amortization of franchise rights, intangible assets pertaining to our acquisitions of Burger King restaurants, and determined that we made an error in the assessment of their remaining useful lives at January 1, 2002, as part of our adoption of SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). As of January 1, 2002, amounts allocated to franchise rights for each acquisition are now amortized prospectively from that date using the straight-line method over the remaining average term of the acquired franchise agreements at January 1, 2002, plus one twenty-year renewal period. Previously, we amortized the amounts allocated to franchise rights over periods ranging from twenty to forty years.

In connection with the review of our accounting for franchise rights, we also determined that we understated the franchise rights and deferred tax liabilities each by $14.0 million that pertained to an acquisition of 64 Burger King restaurants in 1997.

We have restated our financial statements for these adjustments for the years ended December 31, 2003 and 2002 and the unaudited quarterly financial information for 2003 and the first three quarters of 2004. The effect of the restatement was a reduction in amortization expense of $0.5 million for the first three quarters of 2004 and $0.8 million for each of the years ended December 31, 2003 and 2002.

Stock-based Compensation Expense

We reevaluated the terms of our option plans and grants and concluded that provisions of certain options granted under our plans require us to account for these options using the variable accounting provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, (APB 25). Previously, we had accounted for these options under APB 25 using a fixed accounting treatment whereby compensation expense, if any, was only evaluated at the date of the option grant. The impact of this adjustment was to increase stock-based compensation expense, included in general and administrative expenses, by $1.8 million for the year ended December 31, 2004 and $0.3 million for the year ended December 31, 2003 and to decrease stock-based compensation expense by $0.2 million for the year ended December 31, 2002.

Accounting for Guarantor Financial Statements

We have restated our guarantor financial statements as of December 31, 2003 and for the years ended December 31, 2003 and 2002 to reflect the allocation of corporate costs to conform to the current year presentation and in addition, for the year ended December 31, 2003, the calculation of income tax expense applicable to the Guarantor Subsidiaries. See Note 17 to the Consolidated Financial Statements.

The following summary of selected financial data has been revised to reflect these restatements. See Note 2 to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K for the restatement adjustments for the years ended 2002 and 2003.

Selected Financial Data

The following table sets forth our selected consolidated financial data derived from our audited restated consolidated financial statements for each of the fiscal years ended December 31, 2000, 2001, 2002, 2003 and 2004. The information in the following table should be read together with our consolidated financial statements and accompanying notes as of December 31, 2003 and 2004, and for the years ended December 31, 2002, 2003 and 2004, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. Certain amounts for prior years have been reclassified to conform to the current year presentation. Our acquisition of Taco Cabana was completed in late 2000 and, as a result, our financial data as of and for the year ended December 31, 2000 include the results of operations for Taco Cabana since December 20, 2000.

	Year Ended December 31,
	(Restated) 2000(1)	(Restated) 2001(1)	(Restated) 2002(1)	(Restated) 2003(1)	2004
	(Dollars in thousands)
Statements of operations data:
Revenues:
Restaurant sales	$465,862	$654,710	$655,545	$643,579	$696,343
Franchise royalty revenues and fees	1,039	1,579	1,482	1,406	1,536

Total revenues	466,901	656,289	657,027	644,985	697,879

Costs and expenses:
Cost of sales	132,646	189,947	183,976	181,182	202,624
Restaurant wages and related expenses	135,787	192,918	196,258	194,315	206,732
Restaurant rent expense	24,315	31,531	31,187	31,710	35,699
Other restaurant operating expenses	61,500	86,435	87,335	89,880	92,891
Advertising expense	20,554	28,830	28,041	27,351	24,711
General and administrative (including stock-based compensation expense (income) of $614, $101, $(151), $253 and $1,818 respectively)	27,017	35,494	36,459	37,376	43,578
Depreciation and amortization	31,348	47,565	41,352	42,008	40,180
Impairment losses	135	578	1,285	4,151	1,544
Bonus to employees and director	—	—	—	—	20,860
Other expense (income) (2)	(1,365)	8,841	—	—	2,320

Total operating expenses	431,937	622,139	605,893	607,973	671,139

Income from operations	34,964	34,150	51,134	37,012	26,740
Interest expense	29,571	42,322	36,700	34,069	31,320
Loss on extinguishment of debt	575	—	—	—	8,913

Income (loss) before income taxes	4,818	(8,172)	14,434	2,943	(13,493)
Provision (benefit) for income taxes	2,551	(1,405)	5,169	1,124	(6,288)

Net income (loss)	$2,267	$(6,767)	$9,265	$1,819	$(7,205)

Other financial data:
Cash provided from operating activities	$50,862	$47,968	$55,964	$48,239	$62,652
Cash used for investing activities	(190,818)	(49,156)	(55,071)	(29,472)	(20,626)
Cash provided from (used for) financing activities	140,767	881	(760)	(18,891)	(12,974)
Capital expenditures, excluding acquisitions	36,157	47,575	54,155	30,244	20,226
Consolidated EBITDA, as defined (3)(4)	65,082	89,346	93,771	83,171	68,464

Operating statistics:
Total number of restaurants (at end of period)	521	532	529	532	537

Taco Cabana (6):
Number of restaurants (at end of period)	117	120	116	121	126
Average number of restaurants	112.8	120.3	114.6	118.9	123.9
Revenues:
Restaurant sales	$170,315	$177,398	$174,982	$181,068	$202,506
Franchise royalty revenues and fees	376	405	429	413	435

Total revenues	170,691	177,803	175,411	181,481	202,941
Average annual sales per restaurant (7)	1,510	1,475	1,527	1,523	1,604
Segment EBITDA	25,685	24,244	27,989	24,206	29,813
Segment EBITDA margin (5)	15.0%	13.6%	16.0%	13.3%	14.7%
Change in comparable restaurant sales (8)	3.4%	1.6%	(0.2)%	(3.0)%	4.8%

	Year ended December 31,
	(Restated) 2000(1)	(Restated) 2001(1)	(Restated) 2002(1)	(Restated) 2003(1)	2004
	(Dollars in thousands)
Pollo Tropical:
Number of restaurants (at end of period)	49	53	58	60	63
Average number of restaurants	45.6	50.4	55.6	59.4	60.3
Revenues:
Restaurant sales	$88,976	$96,437	$100,444	$109,201	$124,000
Franchise royalty revenues and fees	1,028	1,174	1,053	993	1,101

Total revenues	90,004	97,611	101,497	110,194	125,101
Average annual sales per restaurant (7)	1,951	1,913	1,807	1,838	2,018
Segment EBITDA	20,857	21,987	21,936	22,374	27,775
Segment EBITDA margin (5)	23.2%	22.5%	21.6%	20.3%	22.2%
Change in comparable restaurant sales (8)	1.7%	(0.3)%	(4.2)%	2.3%	10.6%

Burger King:
Number of restaurants (at end of period)	355	359	355	351	348
Average number of restaurants	352.1	353.3	355.6	352.2	350.9
Restaurant sales	$371,335	$380,875	$380,119	$353,310	$369,837
Average annual sales per restaurant (7)	1,055	1,078	1,069	1,003	1,034
Segment EBITDA	43,964	43,216	43,695	36,844	35,874
Segment EBITDA margin (5)	11.8%	11.3%	11.5%	10.4%	9.7%
Change in comparable restaurant sales (8)	(2.5)%	1.3%	(1.3)%	(7.2)%	2.9%

Balance sheet data (at end of period):
Total assets	$553,231	$546,387	$541,626	$481,386	$493,072
Working capital	(28,539)	(36,131)	(35,988)	(42,123)	(27,110)
Debt:
Senior and senior subordinated debt	$365,600	$368,500	$357,300	$294,100	$400,000
Capital leases and other debt	5,538	5,144	3,045	1,732	1,225
Lease financing obligations	90,004	88,471	86,702	84,685	82,397

Total debt	$461,142	$462,115	$447,047	$380,517	$483,622

Stockholder’s equity (deficit)	$7,298	$531	$9,796	$11,615	$(112,384)

(1)	The restatement adjustments affecting fiscal years 2000, 2001, 2002 and 2003 are set forth in the following table:

	Year Ended December 31,
	2000		2001		2002		2003
	Previously Reported	Restated	Previously Reported	Restated	Previously Reported	Restated	Previously Reported	Restated
	(Dollars in thousands)
Statements of operations data:
Restaurant rent expense	$24,187	$24,315	$31,207	$31,531	$30,494	$31,187	$31,383	$31,710
Depreciation and amortization	30,805	31,348	45,958	47,565	41,329	41,352	41,657	42,008
General and administrative expense	26,403	27,017	35,393	35,494	36,610	36,459	37,123	37,376
Total operating expense	430,652	431,937	620,107	622,139	605,328	605,893	607,042	607,973
Income from operations	36,249	34,964	36,182	34,150	51,699	51,134	37,943	37,012
Interest expense	29,571	29,571	41,982	42,322	36,392	36,700	33,808	34,069
Income (loss) before income taxes	6,103	4,818	(5,800)	(8,172)	15,307	14,434	4,135	2,943
Provision (benefit) for income taxes	3,407	2,551	274	(1,405)	5,593	5,169	1,767	1,124
Net income (loss)	2,696	2,267	(6,074)	(6,767)	9,714	9,265	2,368	1,819
Balance sheet data (at end of period):
Total assets	$557,825	$553,231	$550,954	$546,387	$546,296	$541,626	$486,080	$481,386
Stockholder’s equity	14,962	7,298	8,888	531	18,602	9,796	20,970	11,615

The restatement adjustments affecting fiscal years 2000, 2001, 2002 and 2003 were to accelerate the depreciation of buildings and improvements on leased land and intangible assets related to leases, increase rent expense, increase interest expense and decrease goodwill amortization due to adjustments of the purchase price allocations for the Pollo Tropical and Taco Cabana acquisitions, and to record stock-based compensation expense from variable stock awards included in general and administrative expense. The cumulative effect of these adjustments affecting periods prior to fiscal 2000 is reflected as a decrease of $7,235 to our accumulated deficit at December 31, 1999. In addition, the restatement adjustments also include a reduction in amortization expense of Burger King franchise rights of $0.5 million for the first three quarters of 2004 and $0.8 million for each of the years ended December 31, 2003 and 2002. See Note 2 to the consolidated financial statements.

(2)	Other income in 2000 was from the recognition of previously deferred contractual payments received from Ameriserve Food Distribution, Inc., which was recognized upon termination of the related supply agreement in 2000. Other expense in 2001 resulted from the closure of seven Taco Cabana restaurants in the Phoenix, Arizona market and the discontinuance of restaurant development in that market. Other expense in 2004 resulted from the write off of costs incurred in connection with a registration statement on Form S-1 for an offering of Enhanced Yield Securities and senior subordinated notes by Carrols Holdings that was withdrawn on October 25, 2004. See Note 9 to the consolidated financial statements.

(3)	Consolidated EBITDA includes a charge in 2001 of $1,788 resulting from the closure of seven Taco Cabana restaurants in the Phoenix, Arizona market and the discontinuance of restaurant development in that market. Consolidated EBITDA in 2004 has been reduced by $2,320 for the write off of costs associated with a registration statement on Form S-1 which was withdrawn and by $20,860 for a bonus paid to employees and a director (See Notes 9 and 11 to the consolidated financial statements).

(4)	Reconciliation of Non-GAAP Financial Measures.

Consolidated EBITDA is defined as income before interest, income taxes, depreciation and amortization, impairment losses, and non-cash other income and expense. Consolidated EBITDA is presented because we believe it is a useful financial indicator for the ability, on a consolidated basis, to service and/or incur indebtedness. However, Consolidated EBITDA should not be considered as an alternative to consolidated cash flows as a measure of liquidity in accordance with generally accepted accounting principles. Consolidated EBITDA is not necessarily comparable to other similarly titled captions of other companies due to differences in methods of calculation. Management believes the most directly comparable measure to Consolidated EBITDA calculated in accordance with generally accepted accounting principles is net cash provided from operating activities.

A reconciliation of consolidated EBITDA to net cash provided from operating activities is presented below:

	Year Ended December 31,
(Dollars in thousands)	(Restated) 2000	(Restated) 2001	(Restated) 2002	(Restated) 2003	2004
Consolidated EBITDA, as defined	$65,082	$89,346	$93,771	$83,171	$68,464
Adjustments to reconcile Consolidated EBITDA to net cash provided from operating activities:
Loss (gain) on sale of assets	—	390	24	(386)	(176)
Interest expense	(29,571)	(42,322)	(36,700)	(34,069)	(31,320)
Amortization of deferred financing costs	875	1,430	1,437	1,445	1,419
Benefit (provision) for income taxes	(2,551)	1,405	(5,169)	(1,124)	6,288
Deferred income taxes	1,258	(3,093)	5,129	(773)	(6,035)
Change in operating assets and liabilities	15,769	(976)	(2,528)	(25)	24,012
Other expense (a)	—	1,788	—	—	—

Net cash provided from operating activities	$50,862	$47,968	$55,964	$48,239	$62,652

(a)	Reflects occupancy and other exit costs related to the closure of seven Taco Cabana restaurants in the first quarter of 2001.

(5)	Segment EBITDA margin is derived by dividing Segment EBITDA by total revenues applicable to the segment shown above.
(6)	Taco Cabana was acquired in late 2000. Average restaurants, average sales and comparable sales data for periods prior to the acquisition are presented for informational purposes only.
(7)	Average annual (52 weeks) sales per restaurant are derived by dividing restaurant sales for the applicable year by the average number of restaurants for the applicable year.
(8)	The change in comparable restaurant sales is calculated using only those restaurants that have been open since the beginning of the earliest period being compared (12 months for Burger King and 18 months for Pollo Tropical and Taco Cabana).

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are one of the largest restaurant companies in the United States operating three restaurant brands in the quick-casual and quick-service restaurant segments with 537 company owned and operated restaurants in 17 states as of December 31, 2004. We own, operate and franchise two Hispanic restaurant brands, Taco Cabana® and Pollo Tropical®) operating primarily in Texas and Florida, respectively. We are also the largest Burger King® franchisee and have operated Burger King restaurants since 1976.

We use a 52-53 week fiscal year ending on the Sunday closest to December 31. For convenience, all references herein to the fiscal years ended December 29, 2002, December 28, 2003 and January 2, 2005 will hereinafter be referred to as the fiscal years ended December 31, 2002, 2003 and 2004, respectively. Our fiscal year ended December 31, 2004 included 53 weeks. Our fiscal years ended December 31, 2003 and 2002 each included 52 weeks.

Recent Developments

Effective May 3, 2005, Holdings issued an aggregate of 260,600 shares of Holdings’ common stock in exchange for the cancellation and termination of an identical number of outstanding options to purchase shares of Holdings’ common stock. As a consequence of the exchange, all outstanding stock options were cancelled and terminated. All shares were issued pursuant to stock award agreements, effective May 3, 2005, which provide that such shares are fully vested and non-forfeitable upon issuance, but may not be sold or otherwise disposed of for a period of two years from the date of issuance. Such agreements also provide that up to an aggregate of 16% of each recipients’ shares (for those recipients that were issued 100 or more shares) are subject to repurchase by Carrols Holdings (at its option) after December 31, 2006 under certain circumstances described in the award agreements. In addition, such shares may be subject to repurchase by Carrols Holdings (at its option) in the event of a termination of employment before the occurrence of certain events. The Company expects to record a compensation charge in the second quarter of 2005 relative to these stock awards.

Restatements

Lease and Leasehold Improvement Accounting

We reviewed our lease accounting policies following a host of announcements by many restaurant and retail companies that they were revising their accounting practices for leases. We historically followed the accounting practice of using the initial lease term when determining operating versus capital lease classification and when calculating straight-line rent expense. In addition, we depreciated our buildings on leased land and leasehold improvements over a period that included both the initial lease term plus one or more optional extension periods even if the option renewal was not reasonably assured (or the useful life of the asset if shorter).

Upon such review, we restated our financial statements for the years ended December 31, 2003 and 2002 and the unaudited quarterly financial information for 2003 and the first three quarters of 2004 to correct errors in our lease accounting. Specifically, we revised our lease term for purposes of lease classification and calculating straight-line rent expense to only include renewal options that are reasonably assured of exercise because an economic penalty, as defined under SFAS No. 98, “Accounting for Leases,” would be incurred in the event of non-renewal. We also revised our useful lives of leasehold improvements to the shorter of their economic life or the lease term as defined in SFAS No. 13. The primary impact of the restatement was to accelerate depreciation of buildings on leased land and leasehold improvements made subsequent to the lease inception date. The restatement also reduced the lives of intangible assets related to leases. The aggregate effect of these adjustments at December 31, 2004 was a reduction of the net book value of leasehold improvements of $13.8 million and a reduction of the net book value of intangible assets related to leases of $3.8 million.

In conjunction with the review of our lease accounting, we also determined that adjustments were necessary for lease liabilities for operating leases with non-level rents at the time of our acquisitions of Pollo Tropical in 1998 and Taco Cabana in 2000 as well as liabilities related to acquired leases with above-market rentals for Taco Cabana. We have adjusted our purchase price allocations for these acquisitions and restated lease liabilities and goodwill as of the acquisition dates. We have also restated rent expense and interest expense for those previously reported periods subsequent to each acquisition and restated goodwill amortization through December 31, 2001. As a result of these restatements rent expense increased $0.1 million in the first nine months of 2004, $0.3 million in 2003 and $0.7 million in 2002.

Accounting for Franchise Rights

During the current year, we also reviewed our accounting policies for the amortization of franchise rights, intangible assets pertaining to our acquisitions of Burger King restaurants, and determined that we made an error in the assessment of their remaining useful lives as part of our adoption of SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). As of January 1, 2002, amounts allocated to franchise rights for each acquisition are now amortized prospectively from that date using the straight-line method over the remaining average term of the acquired franchise agreements at January 1, 2002, plus one twenty-year renewal period. Previously, we amortized the amounts allocated to franchise rights over periods ranging from twenty to forty years.

In connection with the review of our accounting for franchise rights, we also determined that we understated the franchise rights and deferred tax liabilities each by $14.0 million that pertained to an acquisition of 64 Burger King restaurants in 1997.

We have restated our financial statements for these adjustments for the years ended December 31, 2003 and 2002 and the unaudited quarterly financial information for 2003 and the first three quarters of 2004. The effect of the restatement was a reduction in amortization expense of $0.5 million for the first three quarters of 2004 and $0.8 million for each of the years ended December 31, 2003 and 2002.

Stock-based Compensation Expense

We reevaluated the terms of our option plans and grants and concluded that provisions of certain options granted under our plans require us to account for these options using the variable accounting provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, (APB 25). Previously, we had accounted for these options under APB 25 using a fixed accounting treatment whereby compensation expense, if any, was only evaluated at the date of the option grant. The most significant impact of this adjustment was to increase stock-based compensation expense, included in general and administrative expenses, by $2.2 million in the first nine months of 2004.

See Note 2 to the Consolidated Financial Statements appearing elsewhere in this Annual Report on Form 10-K for a complete discussion of the restatements. All previously reported amounts that appear in our Management’s Discussion and Analysis of Financial Condition and Results of Operations below have also been restated to report the revised amounts.

Accounting for Guarantor Financial Statements

In addition, we have restated our guarantor financial statements as of December 31, 2003 and for the years ended December 31, 2003 and 2002 to reflect the allocation of corporate costs to conform to the current year presentation and in addition, for the year ended December 31, 2003, the calculation of income tax expense applicable to the Guarantor Subsidiaries. See Note 17 to the Consolidated Financial Statements.

Significant Accounting Policies

Financial Reporting Release No. 72 requires all companies to include a discussion of critical accounting policies or methods used in the preparation of the consolidated financial statements. The following is a brief discussion of the more significant accounting policies and methods used by us.

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States requires us to make assumptions and estimates that can have a material impact on our results of operations. Sales recognition at company-operated restaurants is straightforward as customers pay for products at the time of sale and inventory turns over very quickly. Payments to vendors for products sold in the restaurants are generally settled within 30 days. The earnings reporting process is covered by our system of internal controls, and generally does not require significant management estimates and judgments. However, estimates and judgments, as noted below, are inherent in the assessment and recording of accrued occupancy costs, insurance liabilities, legal obligations, income taxes and the valuation of goodwill and intangible assets for impairment. While we apply our judgment based on assumptions believed to be reasonable under the circumstances, actual results could vary from these assumptions. It is possible that materially different amounts would be reported using different assumptions.

Accrued Occupancy Costs. We make estimates of accrued occupancy costs pertaining to closed restaurant locations on an ongoing basis. These estimates require assessment and continuous evaluation of a number of factors such as the remaining contractual period under our lease obligations, the amount of sublease income we are able to realize on a particular property and estimates of other costs such as property taxes. Differences between actual future events and prior estimates could result in adjustments to these accrued costs. At December 31, 2004 we had three non-operating restaurant properties.

Insurance Liabilities. We are self-insured for most workers’ compensation, general liability and medical insurance claims. At December 31, 2004, we had $9.4 million accrued for these insurance claims. We record insurance liabilities based on historical and industry trends, which are continually monitored, and adjust accruals as warranted by changing circumstances. Since there are many estimates and assumptions involved in recording these insurance liabilities, including the ability to estimate the future development of incurred claims based on historical trends, differences between actual future events and prior estimates and assumptions could result in adjustments to these liabilities.

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

Income Taxes. We record income tax liabilities utilizing known obligations and estimates of potential obligations. We are required to record a valuation allowance if it is more likely than not that the value of estimated deferred tax assets are different from those recorded. This would include making estimates and judgments on future taxable income, the consideration of feasible tax planning strategies and existing facts and circumstances. When the amount of deferred tax assets to be realized is expected to be different from that recorded, the asset balance and income statement would reflect the change in the period such determination is made.

Carrols and its subsidiaries file their tax returns on a consolidated basis with Carrols Holdings. Carrols Holdings has determined that it should have requested permission from the Internal Revenue Service (the “IRS”) in order for Carrols Holdings and its subsidiaries to file consolidated federal income tax returns for certain prior taxable years. Accordingly, Carrols Holdings has filed a ruling request with the IRS requesting such permission. We expect that such request will be granted. Moreover, if such request is denied, we believe that Carrols could still properly have filed a consolidated return with the subsidiaries comprising the Taco Cabana and Pollo Tropical businesses, but this result is uncertain. If the IRS were to successfully challenge the inclusion of those subsidiaries in our consolidated tax return, we have estimated that we would owe back taxes in an aggregate amount ranging from approximately $5 million to approximately $8 million plus interest (tax-effected) ranging from approximately $0.7 million to approximately $1.1 million. In such event, we would have net operating loss carryforwards, for individual subsidiaries, that could be utilized to offset future taxable income of our group, and only any interest charged would negatively impact our earnings.

Evaluation of Goodwill. We must evaluate our recorded intangible assets for impairment under Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets,” on an ongoing basis. We have elected to conduct our annual impairment review of goodwill and other indefinite-lived intangible assets at December 31. Our review at December 31, 2004 indicated there has been no impairment as of that date. This annual evaluation requires us to make estimates and assumptions regarding the fair value of our reporting units. These estimates may differ from actual future events.

Impairment of Long-lived Assets. We assess the potential impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. We determine if there is impairment at the restaurant level by comparing undiscounted future cash flows from the related long-lived assets with their respective carrying values. In determining future cash flows, significant estimates are made by us with respect to future operating results of each restaurant over its remaining lease term. If assets are determined to be impaired, the impairment charge is measured by calculating the amount by which the asset carrying amount exceeds its fair value. This process requires the use of estimates and assumptions, which are subject to a high degree of judgment. If these assumptions change in the future, we may be required to record impairment charges for these assets.

Impairment of Burger King Franchise Rights. We assess the potential impairment of Burger King franchise rights whenever events or changes in circumstances indicate that the carrying value may not be recoverable. We determine if there is impairment by comparing the aggregate undiscounted future cash flows from those acquired restaurants with the respective carrying value of franchise rights for each Burger King acquisition. In determining future cash flows, significant estimates are made by us with respect to future operating results of each group of acquired restaurants over their remaining franchise life. If acquired franchise rights are determined to be impaired, the impairment charge is measured by calculating the amount by which the franchise rights carrying amount exceeds its fair value. This process requires the use of estimates and assumptions, which are subject to a high degree of judgment. If these assumptions change in the future, we may be required to record impairment charges for these assets.

Results of Operations

The following table sets forth, for fiscal years 2002, 2003 and 2004, selected restated operating results of Carrols as a percentage of total restaurant sales:

	Year Ended December 31,
	Restated 2002	Restated 2003	2004
Restaurant sales:
Taco Cabana	26.7%	28.1%	29.1%
Pollo Tropical	15.3%	17.0%	17.8%
Burger King	58.0%	54.9%	53.1%

Total restaurant sales	100.0%	100.0%	100.0%
Costs and expenses:
Cost of sales	28.1%	28.2%	29.1%
Restaurant wages and related expenses	29.9%	30.2%	29.7%
Restaurant rent expense	4.8%	4.9%	5.1%
Other restaurant operating expenses	13.3%	14.0%	13.3%
Advertising expense	4.3%	4.2%	3.5%
General and administrative	5.6%	5.8%	6.3%
Income from restaurant operations	7.8%	5.8%	7.2%

Fiscal 2004 Compared to Fiscal 2003

In 2004, we opened five new Taco Cabana restaurants, three new Pollo Tropical restaurants and one new Burger King restaurant and closed four Burger King restaurants. Fiscal 2004 included 53 weeks compared to 52 weeks in fiscal 2003.

On June 22, 2004, Carrols Holdings filed a registration statement on Form S-1 for an offering of Enhanced Yield Securities and senior subordinated notes. On October 25, 2004, Carrols Holdings withdrew its registration statement on Form S-1 with respect to the aforementioned securities. We recorded the incurred costs related to this offering of $2.3 million in other expense in the third quarter of 2004.

Restaurant Sales. Total restaurant sales for 2004 increased by $52.7 million, or 8.2%, to $696.3 million from $643.6 million in 2003 due to sales increases at all three of our restaurant concepts. The extra week in fiscal 2004 resulted in an increase in total consolidated sales of $13.0 million attributable to our three restaurant concepts as follows: Taco Cabana—$3.8 million; Pollo Tropical—$2.3 million; and Burger King - $6.9 million.

Taco Cabana restaurant sales were $202.5 million in 2004, and excluding the extra week in 2004 increased $17.6 million, or 9.7%, due in part to a 4.8% sales increase at our comparable Taco Cabana restaurants and the net addition of ten restaurants since the beginning of 2003. Such increase in Taco Cabana’s comparable restaurant sales in 2004 resulted from higher customer traffic, an increase in the average sales transaction compared to 2003 and, to a lesser extent, modest menu price increases of approximately 1% which occurred early in the first quarter of 2004.

Pollo Tropical restaurant sales were $124.0 million in 2004, and excluding the extra week in 2004 increased $12.5 million, or 11.4% due primarily to a 10.6% sales increase at our comparable Pollo Tropical restaurants that resulted from an increase in customer traffic, and to a much lesser extent the addition of five restaurants since the beginning of 2003. There were no significant menu price increases affecting 2004 results of our Pollo Tropical restaurants.

Burger King restaurant sales were $369.8 million in 2004, and excluding the extra week in 2004 increased $9.6 million, or 2.7% due primarily to an increase in comparable restaurant sales of 2.9% due to increases in the average sales transaction at our Burger King restaurants from sales of new premium sandwiches introduced in 2004. These increases were partially offset by reduced customer traffic, most notably in the first quarter of 2004. Our Burger King restaurants had menu price increases of approximately 1.5% in August 2004.

Operating Costs and Expenses. Cost of sales (food and paper costs), as a percentage of total restaurant sales, increased to 29.1% in 2004 from 28.2% in 2003. Taco Cabana cost of sales, as a percentage of Taco Cabana restaurant sales, increased to 29.8% in 2004 from 29.6% in 2003 due to higher beef commodity prices in 2004, offset partially by a modest price increase of 1.0% early in the first quarter of 2004 and improvements in restaurant food controls. Pollo Tropical cost of sales, as a percentage of Pollo Tropical restaurant sales, increased to 31.4% in 2004 from 30.5% in 2003 due to increases in chicken commodity costs (0.6% of Pollo sales) and lower vendor rebates (0.6% of Pollo sales), partially offset by improvements in restaurant food controls. Burger King cost of sales, as a percentage of Burger King restaurant sales, increased significantly to 27.9% in 2004 from 26.7% in 2003 due to an increase in beef commodity prices of approximately 13% (0.6% of Burger King sales), increases in other commodity costs including cheese and produce, (0.9% of Burger King sales) and sales of new menu items which have higher selling prices but lower margins as a percentage of their selling prices (0.4% of Burger King sales). These increases were offset in part by the effect of menu price increases (0.5% of Burger King sales) and lower promotional sales discounts (0.2% of Burger King sales) in 2004.

Restaurant wages and related expenses, as a percentage of total restaurant sales, decreased to 29.7% in 2004 from 30.2% in 2003. Taco Cabana restaurant wages and related expenses, as a percentage of Taco Cabana restaurant sales, decreased to 28.5% in 2004 from 28.8% in 2003 due to the effect on fixed labor costs of higher comparable restaurant sales volumes and to the price increase in the first quarter of 2004, offset in part by higher medical insurance costs (0.2% of Taco Cabana sales). Pollo Tropical restaurant wages and related expenses, as a percentage of Pollo Tropical restaurant sales, decreased to 25.3% in 2004 from 25.7% in 2003 due to the effect on fixed labor costs of higher comparable restaurant sales volumes and restaurant productive labor efficiencies. Burger King restaurant wages and related expenses, as a percentage of Burger King restaurant sales, decreased to 31.8% in 2004 from 32.3% in 2003 due primarily to the effect on fixed labor costs of higher comparable restaurant sales volumes (0.4% of Burger King sales) and lower restaurant incentive bonuses (0.2% of Burger King sales), offset in part by higher medical insurance costs (0.1% of Burger King sales).

Restaurant rent expense, as a percentage of total restaurant sales, increased to 5.1% in 2004 from 4.9% in 2003 due to sale-leaseback transactions that were completed in 2003 and 2004.

Other restaurant operating expenses, as a percentage of total restaurant sales, decreased to 13.3% in 2004 from 14.0% in 2003. Taco Cabana other restaurant operating expenses, as a percentage of Taco Cabana restaurant sales, decreased to 13.2% in 2004 from 13.6% in 2003 due to the effect on fixed operating costs of higher comparable restaurant sales volumes and lower utility costs. Pollo Tropical other restaurant operating expenses, as a percentage of Pollo Tropical restaurant sales, decreased to 10.9% in 2004 from 11.8% in 2003 due to lower general liability insurance costs (0.4% of Pollo Tropical sales), lower utility costs (0.3% of Pollo Tropical sales) and the effect of higher comparable restaurant sales volumes on fixed operating costs. Burger King other restaurant operating expenses, as a percentage of Burger King restaurant sales, decreased to 14.3% in 2004 from 14.8% in 2003 due primarily to lower repair and maintenance expenses (0.2% of Burger King sales) and lower discretionary restaurant operating expenses (0.3% of Burger King sales).

Advertising expense, as a percentage of total restaurant sales, decreased to 3.5% in 2004 from 4.2% in 2003. Taco Cabana advertising expense, as a percentage of Taco Cabana restaurant sales, decreased to 4.1% in 2004 from 4.7% in 2003 due to the timing of promotions in 2004 compared to the prior year. Our Taco Cabana advertising expenditures in 2005 (as a percentage of sales) are anticipated to be comparable to 2004. Pollo Tropical advertising expense, as a percentage of Pollo Tropical restaurant sales, decreased significantly to 1.6% in 2004 from 3.6% in 2003 due to lower television and radio advertising expenditures. Our Pollo Tropical advertising expenditures in 2005 are anticipated to range from 2.0% to 2.5% of Pollo Tropical restaurant sales. Burger King advertising expense, as a percentage of Burger King restaurant sales, decreased to 3.9% in 2004 from 4.2% in 2003 due to lower local advertising expenditures in 2004.

General and administrative expenses, as a percentage of total restaurant sales, increased to 6.3% in 2004 from 5.8% in 2003. General and administrative expenses increased $6.2 million to $43.6 million due primarily to increased administrative bonus levels in 2004 of $4.7 million and an increase in stock-based compensation expense of $1.6 million.

Segment EBITDA. Segment EBITDA is a measure of segment profit or loss reported to the chief operating decision maker for purposes of allocating resources to our segments and assessing their performance. Segment EBITDA is defined as earnings before interest, income taxes, depreciation and amortization, impairment losses, stock-based compensation expense, bonus to employees and director, other expense and loss on extinguishment of debt. Segment EBITDA for our Taco Cabana restaurant segment increased to $29.8 million in 2004 from $24.2 million in 2003. Segment EBITDA for our Pollo Tropical restaurant segment increased to $27.8 million in 2004 from $22.4 million in 2003. Segment EBITDA for our Burger King restaurant segment decreased to $35.9 million in 2004 from $36.8 million in 2003. Our fiscal year 2004 included 53 weeks. The effect of the additional week in 2004 increased segment EBITDA by $1.4 million for our Taco Cabana restaurants, $0.9 million for our Pollo Tropical restaurants and $2.1 million for our Burger King restaurants.

Depreciation and Amortization and Impairment Losses. Depreciation and amortization expense decreased to $40.2 million in 2004 from $42.0 million in 2003 due primarily to lower equipment depreciation at our Burger King restaurants. Impairment losses were $1.5 million in 2004 and were related to certain underperforming

Burger King restaurants. Impairment losses were $4.2 million in 2003; $3.5 million of which were related to certain underperforming Taco Cabana restaurants and $0.7 million of which were related to certain underperforming Burger King restaurants.

Bonus to Employees and Director. In conjunction with our December 2004 refinancing, we approved a compensatory bonus payment of approximately $20.3 million to a number of employees (including management) and a director who owned options to purchase common stock on a pro rata basis in proportion to the number of shares of common stock issuable upon exercise of options owned by such persons. The bonus payment was made in January 2005 and including applicable payroll taxes totaled $20.9 million.

Interest Expense. Interest expense decreased $2.8 million to $31.3 million in 2004 from $34.1 million in 2003 due primarily to lower average debt balances in 2004, offset slightly by higher effective interest rates on our floating rate debt. The average effective interest rate on all debt increased to 7.8% in 2004 from 7.2% in 2003. This increase was primarily from our senior subordinated notes comprising a greater percentage of our total outstanding debt, as a result of our principal prepayments on borrowings under our prior senior credit facility.

Provision (Benefit) for Income Taxes. The effective income tax rate for 2004 was 46.6%. This rate is higher than the Federal statutory tax rate of 34% due primarily to state franchise taxes.

Net Income (Loss). As a result of the foregoing, we incurred a net loss of $7.2 million in 2004 compared to net income of $1.8 million in 2003.

Fiscal 2003 Compared to Fiscal 2002

In 2003, we opened eight new Taco Cabana restaurants, two new Pollo Tropical restaurants and two new Burger King restaurants. We closed two Taco Cabana restaurants and temporarily closed one Taco Cabana restaurant due to a fire. In addition, we also closed six Burger King restaurants, including one location where we sold the restaurant property.

Restaurant Sales. Total restaurant sales for 2003 decreased 1.8% to $643.6 million from $655.6 million in 2002.

Taco Cabana restaurant sales increased 3.5% to $181.1 million in 2003 from $175.0 million in 2002 due to the opening of 14 restaurants since the beginning of 2002, which had incremental sales in 2003 of $12.1 million. These incremental sales were partially offset by a sales decrease at our comparable Taco Cabana restaurants of 3.0% in 2003 and the closure of three Taco Cabana restaurants in 2003.

Pollo Tropical restaurant sales increased $8.8 million to $109.2 million in 2003, or 8.7%, due to the opening of seven new restaurants since the beginning of 2002, which had incremental sales in 2003 of $6.5 million, and a sales increase in 2003 of 2.3% at our comparable Pollo Tropical restaurants.

Burger King restaurant sales decreased 7.1% to $353.3 million in 2003 from $380.1 million in 2002 due to a sales decline at our comparable Burger King restaurants of 7.2% for 2003. This decline in Burger King restaurant sales was due to unsuccessful system-wide marketing and new product initiatives in 2003.

Operating Costs and Expenses. Cost of sales (food and paper costs), as a percentage of total restaurant sales, increased slightly to 28.2% in 2003 from 28.1% in 2002. Taco Cabana cost of sales, as a percentage of Taco Cabana restaurant sales, increased to 29.6% in 2003 from 29.3% in 2002 due to higher cheese commodity prices and lower gross margins on 2003 promotional menu items, partially offset by lower contractual beef commodity prices in 2003. Pollo Tropical cost of sales, as a percentage of Pollo Tropical restaurant sales, decreased to 30.5% in 2003 from 30.7% in 2002 due to lower chicken commodity prices in 2003, higher vendor rebates (0.3% of

Pollo Tropical sales) and improvements in restaurant food cost controls, partially offset by lower gross margins on new menu items introduced since July 2002. Burger King cost of sales, as a percentage of Burger King restaurant sales, decreased slightly to 26.7% in 2003 from 26.8% in 2002 due to higher vendor rebates, improvements in restaurant food cost controls and the effects of modest menu price increases in the fourth quarter of 2002, partially offset by higher beef commodity prices in the fourth quarter of 2003.

Restaurant wages and related expenses, as a percentage of total restaurant sales, increased to 30.2% in 2003 from 29.9% in 2002. Taco Cabana restaurant wages and related expenses, as a percentage of Taco Cabana restaurant sales, decreased slightly to 29.0% in 2003 from 29.1% in 2002 due to restaurant labor efficiencies in 2003 and reductions in restaurant productive labor rates (together representing 0.4% of Taco Cabana sales) substantially offset by the effect of lower comparable restaurant sales volumes on fixed labor costs. Pollo Tropical restaurant wages and related expenses, as a percentage of Pollo Tropical restaurant sales, decreased to 25.7% in 2003 from 26.4% in 2002 due to restaurant productive labor efficiencies in the second half of 2003 (0.3% of Pollo Tropical sales) and lower workers compensation costs (0.3% of Pollo Tropical sales). Burger King restaurant wages and related expenses, as a percentage of Burger King restaurant sales, increased to 32.3% in 2003 from 31.2% in 2002 due to the effect of lower restaurant sales volumes on fixed labor costs (0.9% of Burger King sales) and higher medical and workers compensation costs (0.5% of Burger King sales) partially offset by restaurant productive labor efficiencies (0.4% of Burger King sales).

Restaurant rent expense, as a percentage of total restaurant sales, increased slightly to 4.9% in 2003 from 4.8% in 2002 due to sale-leaseback transactions completed in 2003 and 2002.

Other restaurant operating expenses (which includes advertising), as a percentage of total restaurant sales, increased to 18.2% in 2003 from 17.6% in 2002. Taco Cabana other restaurant operating expenses, as a percentage of Taco Cabana restaurant sales, increased to 18.3% in 2003 from 16.7% in 2002 due primarily to higher utility costs from increases in natural gas prices (0.8% of Taco Cabana sales) and, to a lesser extent, higher advertising costs due primarily to additional promotions in 2003 (0.4% of Taco Cabana sales). Pollo Tropical other restaurant operating expenses, as a percentage of Pollo Tropical restaurant sales, increased to 15.5% in 2003 from 14.7% in 2002 due primarily to higher utility costs (0.6% of Pollo Tropical sales). Burger King other restaurant operating expenses, as a percentage of Burger King restaurant sales, increased to 19.1% in 2003 from 18.7% in 2002 due to higher utility costs (0.4% of Burger King sales) and the effect of lower comparable restaurant sales volumes on fixed costs (0.3% of Burger King sales). These factors were partially offset by lower discretionary restaurant operating expenditures and local advertising costs (together representing 0.3% of Burger King sales).

General and administrative expenses increased $0.9 million to $37.4 million in 2003 from $36.5 million in 2002. As a percentage of total restaurant sales, general and administrative expenses increased to 5.8% in 2003 from 5.6% in 2002.

Segment EBITDA. Segment EBITDA is a measure of segment profit or loss reported to the chief operating decision maker for purposes of allocating resources to our segments and assessing their performance. Segment EBITDA is defined as earnings before interest, income taxes, depreciation and amortization, impairment losses, stock-based compensation expense, bonus to employees and director, other expense and loss on extinguishment of debt. Segment EBITDA for our Taco Cabana restaurants decreased $3.8 million to $24.2 million in 2003 from $28.0 million in 2002. Segment EBITDA for our Pollo Tropical restaurants increased $0.4 million to $22.4 million in 2003 from $21.9 million in 2002. Segment EBITDA for our Burger King restaurants decreased $6.9 million to $36.8 million in 2003 from $43.7 million in 2002.

Depreciation and Amortization and Impairment Losses. Depreciation and amortization increased $0.7 in 2003 from 2002 due primarily to our capital expenditures in 2003 and in the latter part of 2002. Impairment losses were $4.2 million in 2003; $3.5 million related to certain underperforming Taco Cabana restaurants and $0.7 million which were related to certain underperforming Burger King restaurants. Impairment losses were

$1.3 million in 2002; $0.3 million which were related to certain underperforming Taco Cabana restaurants and $1.0 million which were related to certain underperforming Burger King restaurants.

Interest Expense. Interest expense decreased $2.6 million to $34.1 million in 2003 from $36.7 million in 2002 due primarily to lower average debt balances in 2003, resulting primarily from the use of the net proceeds from our sale-leaseback transactions in 2003 to reduce debt under the prior senior credit facility and, to a lesser extent, lower effective interest rates on our floating rate debt. The average effective interest rate on all debt was 7.2% for 2003 compared to 7.3% in 2002.

Income Taxes. The effective income tax rate for 2003 was 38.2%. This rate was higher than the federal statutory tax rate of 34% due primarily to state franchise taxes and foreign taxes. Our effective income tax rate was higher in 2003 compared to our rate in 2002 of 35.8% due to the decrease in our pretax income to $2.9 million in 2003 from $14.4 million in 2002.

Net Income. As a result of the foregoing, net income was $1.8 million in 2003 compared to $9.3 million in 2002.

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

Interest payments under our debt obligations represent significant liquidity requirements for us. We believe cash generated from our operations and availability under our revolving credit facility will provide sufficient cash availability to cover our working capital needs, capital expenditures, planned development and debt service requirements for the next twelve months.

Operating Activities. Net cash provided by operating activities for the years ended December 31, 2004, 2003 and 2002 was $62.7 million, $48.2 million and $56.0 million, respectively. Our income tax payments included in operating activities have been reduced in each of the years ended December 31, 2004, 2003 and 2002 due to the utilization of net operating loss carryforwards. As of December 31, 2004, we had $1.6 million of remaining net operating loss carryforwards for federal income tax purposes, federal alternative minimum tax credit carryforwards of $2.9 million and federal work opportunity tax credit carryforwards of $2.9 million.

Investing Activities Including Capital Expenditures. Net cash used for investing activities for the years ended December 31, 2004, 2003 and 2002 was $20.6 million, $29.5 million and $55.1 million, respectively.

Capital expenditures represent a major investment of cash for us, and for the years ended December 31, 2004, 2003 and 2002, were $20.2 million, $30.2 million and $54.2 million, respectively. We sold one non-operating property and an excess land parcel for total net proceeds of $1.2 million in 2004 and in 2003 we sold four non-operating properties for net proceeds of $2.7 million and a Burger King operating property for net proceeds of $1.2 million. The net proceeds from these sales were used to reduce outstanding debt under our senior credit facility.

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

The following table sets forth our capital expenditures for the periods presented:

	Taco Cabana	Pollo Tropical	Burger King	Consolidated
	(Dollars in thousands)
Year Ended December 31, 2004:
Restaurant maintenance expenditures (1)	$2,496	$2,227	$2,920	$7,643
Restaurant remodeling expenditures	—	—	845	845
New restaurant development expenditures	4,059	5,568	1,040	10,667
Other capital expenditures	89	248	734	1,071

Total capital expenditures	$6,644	$8,043	$5,539	$20,226

Number of new restaurant openings	5	3	1	9

Year Ended December 31, 2003:
Restaurant maintenance expenditures (1)	$2,697	$2,184	$2,044	$6,925
Restaurant remodeling expenditures	121	26	3,170	3,317
New restaurant development expenditures	13,687	2,280	2,631	18,598
Other capital expenditures	322	232	850	1,404

Total capital expenditures	$16,827	$4,722	$8,695	$30,244

Number of new restaurant openings	8	2	2	12

Year Ended December 31, 2002:
Restaurant maintenance expenditures (1)	$2,144	$1,955	$4,919	$9,018
Restaurant remodeling expenditures	3,555	—	12,699	16,254
New restaurant development expenditures	11,050	7,302	9,113	27,465
Other capital expenditures	426	341	651	1,418

Total capital expenditures	$17,175	$9,598	$27,382	$54,155

Number of new restaurant openings	6	5	10	21

(1)	Excludes restaurant repair and maintenance expenses included in other restaurant operating expenses in our consolidated financial statements. For the years ended December 31, 2004, 2003 and 2002, these restaurant repair and maintenance expenses were approximately $15.7 million, $15.3 million and $15.9 million, respectively.

In 2005, we anticipate that total capital expenditures will be approximately $30 million to $35 million. These capital expenditures include approximately $14 million to $17 million for the development of new restaurants and purchase of related real estate applicable to our Taco Cabana and Pollo Tropical restaurant concepts. In 2005 we anticipate opening approximately three to five new Pollo Tropical restaurants (of which two have opened to date) and seven to nine new Taco Cabana restaurants (of which three have opened to date). Capital expenditures in 2005 also include expenditures of approximately $14 million to $16 million for the ongoing reinvestment in our three restaurant concepts for remodeling costs and capital maintenance expenditures and approximately $2.0 million in other capital expenditures.

Financing Activities Including Sale-Leaseback Transactions. December 2004 Refinancing. On December 15, 2004, we completed the private placement of $180.0 million of our notes. Concurrently, we repaid all outstanding borrowings under our prior senior secured credit facility and amended and restated such senior credit facility with a new syndicate of lenders. We received $400.0 million in total proceeds that included the issuance of the notes and term loan B borrowings of $220.0 million under the new senior credit facility. The proceeds were primarily utilized to repay borrowings outstanding under the prior senior credit facility of $74.4 million, to retire all of our 9½% senior subordinated notes due 2008 (including redemption premiums) in the amount of $175.9 million, to pay a dividend to Holdings, our sole stockholder, in the amount of $116.8 million (and Holdings concurrently paid a dividend to its stockholders in the aggregate amount of $116.8 million), to pay fees and expenses related to the refinancing of $8.8 million, and to pay a bonus to employees (including management) and a director, who owned options to purchase common stock of Holdings, totaling $20.9 million including $0.6 million of payroll taxes. We also recorded an $8.9 million loss on early extinguishment of debt primarily from the write-off of previously deferred financing costs and premiums in conjunction with the retirement of the 9½% senior subordinated notes.

Net cash used for financing activities for the year ended December 31, 2004, 2003 and 2002 was $13.0 million, $18.9 million and $0.8 million, respectively. Financing activities in these periods consisted primarily of borrowings and repayments under our debt arrangements and sales of restaurant properties in sale-leaseback transactions.

In 2004, we sold eleven restaurant properties in sale-leaseback transactions for net proceeds of $15.3 million. In 2003, we sold 34 restaurant properties in sale-leaseback transactions for net proceeds of $47.6 million. In 2002, we sold 12 restaurant properties in sale-leaseback transactions for net proceeds of $13.7 million. The net proceeds from all such sales were used to reduce outstanding debt under our senior credit facility. For all of 2005, we anticipate that our net proceeds from sale-leaseback transactions will range from $6.0 million to $10 million.

Indebtedness. The prior senior credit facility consisted of a $50.0 million revolving credit facility (including a standby letter of credit facility for up to $20.0 million), a $70.0 million term loan A facility and an $80.0 million term loan B facility. In connection with the December 2004 refinancing, all amounts outstanding under the prior senior credit facility were repaid in full and we amended and restated the prior senior credit facility.

New Senior Credit Facility. Concurrently with the consummation of the December 2004 refinancing, we repaid all outstanding borrowings due under our prior senior credit facility and amended and restated that credit facility with a new syndicate of lenders. The new senior credit facility consists of a $50.0 million revolving credit facility (including a sublimit of up to $20.0 million for letters of credit and up to $5.0 million for swingline loans), a $220.0 million term loan B facility and Incremental Facilities (as defined in the new senior credit facility), at our option, of up to $100.0 million, subject to the satisfaction of certain conditions. At December 31, 2004, we had no borrowings outstanding on the revolving credit facility and $220 million of borrowings outstanding on the term loan B facility and $39.1 million was available for borrowings under the revolving credit facility after reserving $10.9 million for letters of credit guaranteed by the facility.

The Incremental Facilities will be effected as term loan facilities that will mature and amortize in a manner reasonably acceptable to the Agent (as defined in the new senior credit facility), but will not in any event have a shorter average life than the term loan B facility. The Incremental Facilities (i) will rank pari passu in right of payment and security with the revolving credit facility and the term loan B facility and (ii) except as set forth above, will be treated substantially the same as (and in any event no more favorably than) the term loan B facility (including with respect to mandatory and voluntary prepayments and collateral and guarantee position); provided that the Incremental Facilities may provide for material additional or different financial or other covenants applicable only during periods after the final maturity of the term loan B facility. Borrowings under the Incremental Facilities will bear interest at a rate per annum that will not exceed the interest rate per annum on term loan B facility borrowings by more than 0.25% unless the interest rate on term loan B borrowings is concurrently increased to be no less than 0.25% less than the interest rate on borrowings under the Incremental Facilities. In order to request the Incremental Facilities, we must not be in default under the new senior credit facility, must be in pro forma compliance with certain financial covenants and the proposed new borrowing must not require us to secure any other indebtedness with the new senior credit facility collateral.

The revolving credit facility will expire on December 31, 2009. The outstanding principal amount of term loan B facility borrowings will be repayable as follows: (i) an aggregate of $2.2 million per annum payable in four equal quarterly installments for each of the first five years and (ii) in the sixth year, an aggregate of $209.0 million, payable in four equal quarterly installments with the final quarterly payment payable upon the term loan B facility’s maturity on December 31, 2010.

Borrowings under the revolving credit facility will bear an interest rate per annum, at our option, equal to (i) the sum of (a) the higher of (1) the rate of interest publicly announced by JPMorgan Chase Bank, N.A. as its prime rate in effect at its principal office in New York City and (2) the federal funds effective rate from time to time plus 0.5% plus (b) a margin of 0.50%, 0.75%, 1.0%, 1.25% or 1.50% based on us achieving certain total leverage ratios (as defined in the new senior credit facility) or (ii) LIBOR (as defined in the new senior credit facility) plus 2.00%, 2.25%, 2.50%, 2.75% or 3.00% based on us achieving certain total leverage ratios (as defined in the new senior credit facility).

Borrowings under the term loan B facility will bear interest at a per annum rate, at our option, of either (a) the sum of (i) the greater of (A) the rate of interest publicly announced by JPMorgan Chase Bank, N.A., as its prime rate in effect at its principal office in New York City and (B) the federal funds effective rate from time to time plus 0.5%, plus (ii) 0.75% or 1.00% based on us achieving certain total leverage ratios or (b) LIBOR (as defined in the new senior credit facility) plus 2.25% or 2.50% based us achieving certain total leverage ratios.

Our obligations under the new senior credit facility are guaranteed by Carrols Holdings and all our material subsidiaries and are secured by a first priority lien and security interest on all of our and the guarantor subsidiaries’ assets, tangible or intangible, real, personal or mixed, existing and newly acquired. In addition, all obligations under the new senior credit facility and the guarantees are secured by our and such subsidiaries’ pledge of all the outstanding capital stock of our subsidiaries. Under the new senior credit facility, we are required to make mandatory prepayments of principal on term loan B facility borrowings (a) annually in an initial amount equal to 50% of Excess Cash Flow (as defined in the new senior credit facility), (b) in the event of certain dispositions of assets (all subject to certain exceptions) and insurance proceeds, in an amount equal to 100% of the net proceeds received by us therefrom, and (c) in an amount equal to 100% of the net proceeds from any subsequent issuance of debt.

The new senior credit facility contains certain covenants, including, without limitation, those limiting our and our subsidiaries’ ability to incur indebtedness, incur liens, sell or acquire assets or businesses, change the nature of its business, engage in transactions with related parties, make certain investments or pay dividends. In addition, the new senior credit facility requires us to meet certain financial ratio tests. At December 31, 2004, we were in compliance with the covenants in its senior credit facility.

As a result of the restatement of our financial statements as discussed in Note 2, we were in default under our new senior credit facility by failing to timely furnish our annual audited financial statements for fiscal year 2004 to our lenders. On May 19, 2005, we obtained a waiver of such default from our lenders that extended the time period to deliver the audited financial statements for the 2004 fiscal year as well as the financial statements for the first quarter of 2005 to July 31, 2005. While we currently anticipate delivering our first quarter financial statements by July 31, 2005, our failure to deliver the financial statements for the first quarter of 2005 by July 31, 2005 would constitute an event of default under the new senior credit facility. If such an event of default occurs under our new senior credit facility that is not waived, the lenders could cause all amounts outstanding with respect to the borrowings to be due and payable immediately which in turn would result in cross-defaults under the Indenture governing the notes. Our assets and cash flow may not be sufficient to fully repay outstanding debt if accelerated upon an event of default.

Senior Subordinated Notes. On December 15, 2004, we issued $180.0 million of notes. The notes are unsecured and bear interest at a rate of 9% payable semi-annually on January 15 and July 15 (commencing July 15, 2005) and mature on January 15, 2013. The notes are redeemable at the option of the Company in whole or in part on or after January 15, 2009 at a price of 104.5% of the principal amount if redeemed before January 15, 2010, 102.25% of the principal amount if redeemed after January 15, 2010 but before January 15, 2011 and at 100% of the principal amount after January 15, 2011.

Restrictive covenants under the notes include limitations with respect to the Company’s ability to issue additional debt, incur liens, sell or acquire assets or businesses, pay dividends and make certain investments. We were in compliance at December 31, 2004 with the restrictive covenants with the Indenture, dated as of December 15, 2004, by and between us, as issuer, the guarantors, as the guarantors, and the Bank of New York, as trustee, which we refer to as the “Indenture” governing the notes.

In connection with sale of $180 million of the notes, we and certain of our subsidiaries, which we refer to as the “guarantors”, entered into a Registration Rights Agreement dated as of December 15, 2004, with J.P. Morgan Securities Inc., Banc of America Securities LLC, Lehman Brothers Inc., Wachovia Capital Markets, LLC and SunTrust Capital Markets, Inc. In general, the Registration Rights Agreement provided that we and the guarantors agreed to file, and cause to become effective, a registration statement with the SEC in which we offer the holders of the notes the opportunity to exchange such notes for newly issued notes that have terms which are identical to the notes due that are registered under the Securities Act of 1933, as amended, which we refer to as the “exchange offer”.

Pursuant to the Registration Rights Agreement, because we did not complete the exchange offer on or prior to June 13, 2005, the interest rate on our notes was increased by 0.25% per annum for the 90-day period immediately following June 13, 2005 and will be increased by an additional 0.25% per annum for each subsequent 90-day period, with a maximum of 1.00% per annum of additional interest, in each case until the exchange offer is completed or the notes become freely tradable under the Securities Act of 1933, as amended.

Contractual Obligations. The following table summarizes our contractual obligations and commitments as of December 31, 2004 (in thousands):

	Payments due by period
Contractual Obligations	Total	Less than 1 Year	1 – 3 Years	3 – 5 Years	More than 5 Years
Long-term debt obligations, including interest (1)	$592,949	$21,919	$59,467	$59,005	$452,558
Capital lease obligations, including interest (2)	1,505	534	727	193	51
Operating lease obligations	329,585	34,850	61,830	49,214	183,691
Lease financing obligations, including interest (3)	144,313	9,460	19,235	20,207	95,411

Total contractual obligations	$1,068,352	$66,763	$141,259	$128,619	$731,711

(1)	Our long-term debt obligations include $180 million of notes and $220 million of borrowings outstanding under the term loan B facility of our new senior credit facility. Interest payments on our notes of $129,713 for all years presented are included at the coupon rate of 9%. Interest payments included above totaling $63,236 for all years presented on our term loan B facility are variable in nature and have been calculated using an interest rate of 5.25% for each year (See Item 7A. Quantitative and Qualitative Disclosures about Market Risks—Interest Rate Risk).
(2)	Includes interest of $280 in total for all years presented.
(3)	Includes interest of $61,916 in total for all years presented.

We have not included obligations under our postretirement medical benefit plans in the contractual obligations table as our postretirement plan is not required to be funded in advance, but is funded as retiree medical claims are paid. Also excluded from the contractual obligations table are payments we may make for workers’ compensation, general liability and employee healthcare claims for which we are self-insured. The majority of our recorded liabilities related to self-insured employee health and insurance plans represent estimated reserves for incurred claims that have yet to be filed or settled.

Long-Term Debt Obligations. Refer to Note 7 of the consolidated financial statements for details of our long-term debt.

Capital Lease and Operating Lease Obligations. Refer to Note 6 of the consolidated financial statements for details of our capital lease and operating lease obligations.

Lease Financing Obligations. Refer to Note 8 of the consolidated financial statements for details of our lease financing obligations.

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

Recent Accounting Developments

In September 2004, the FASB issued Emerging Issues Task Force (“EITF”) Topic D-108, “Use of the Residual Method to Value Acquired Assets Other than Goodwill,” which requires companies, that have applied the residual method to value intangible assets, to perform an impairment test on those intangible assets by the end of the first quarter of 2005. We do not expect the provisions of EITF Topic D-108 to materially effect our consolidated financial statements.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”) which replaces SFAS No. 123, “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25 “Accounting for Stock Issued to Employees.” SFAS 123R requires the measurement of all employee share-based payments, including grants of employee stock options, using a fair-value-based method and the recording of such expense in the consolidated statements of operations. The pro forma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition. In March 2005 the SEC issued Staff Accounting Bulletin (“SAB”) No. 107 “Share-Based Payment,” SAB No. 107 expresses views of the SEC staff regarding the interaction between SFAS 123R and certain SEC rules and regulations and provides the staff’s views regarding the valuation of share-based payment arrangements. SFAS 123R is effective for awards that are granted, modified, or settled in cash for the first annual reporting period beginning after June 15, 2005. We are currently evaluating the impact of these pronouncements on our financial statements.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets” (“SFAS 153”). This Statement amends the guidance in APB Opinion No. 29, “Accounting for Nonmonetary Transactions” (“APB 29”). APB 29 provided an exception to the basic measurement principle (fair value) for exchanges of similar assets, requiring that some nonmonetary exchanges be recorded on a carryover basis. SFAS 153 eliminates the exception to fair value for exchanges of similar productive assets and replaces it with a general exception for exchange transactions that do not have commercial substance, that is, transactions that are not expected to result in significant changes in the cash flows of the reporting entity. The provisions of SFAS 153 are effective for exchanges of nonmonetary assets occurring in fiscal periods beginning after June 15, 2005. We are currently evaluating the impact of SFAS 153 on its financial statements.

In March 2005, the FASB issued FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations,” (“FIN 47”). FIN 47 clarifies that the term “conditional” as used in SFAS No. 143, “Accounting for Asset Retirement Obligations,” which refers to a legal obligation to perform an asset retirement activity even if the timing and/or settlement are conditional on a future event that may or may not be within the control of an entity. Accordingly, the entity must record a liability for the conditional asset retirement obligation if the fair value of the obligation can be reasonably estimated. FIN 47 is effective for periods no later than fiscal years ending after December 15, 2005. We are currently evaluating the impact of FIN 47 on our financial statements.

On June 30, 2005, tax legislation in the state of Ohio was enacted that will significantly restructure the tax system for most corporate taxpayers. Included in the legislation is a multi-year phase-out of the state franchise tax and tangible personal property tax. These taxes will be replaced with a Commercial Activity Tax that will be phased-in over a five-year period. We are evaluating the impact of this legislation and will record any impact therefrom in the second quarter of 2005.

Risk Factors

You should carefully consider the risks described below, as well as other information and data included in this Annual Report on Form 10-K. Any of the following risks could materially adversely affect our business, consolidated financial condition or results of operations.

Intense competition in the restaurant industry could make it more difficult to expand our business and could also have a negative impact on our operating results if customers favor our competitors or we are forced to change our pricing and other marketing strategies.

The restaurant industry is highly competitive. In each of our markets, our restaurants compete with a large number of national and regional restaurant chains, as well as locally owned restaurants, offering low and medium-priced fare. We also compete with convenience stores, delicatessens and prepared food counters in grocery stores, supermarkets, cafeterias and other purveyors of moderately priced and quickly prepared food.

Pollo Tropical’s competitors include national and regional chicken-based concepts, such as Boston Market and Kentucky Fried Chicken (KFC), and regional grilled chicken concepts as well as quick-service hamburger restaurant chains and other types of quick-casual restaurants. Our Taco Cabana restaurants, although part of the quick-casual segment of the restaurant industry, compete with quick-service restaurants, including those in the quick-service Mexican segment such as Taco Bell, other quick-casual restaurants and traditional casual dining Mexican restaurants.

With respect to our Burger King restaurants, our largest competitors are McDonald’s and Wendy’s restaurants. According to Technomic, McDonald’s restaurants had aggregate U.S. system-wide sales of $24.4 billion in 2004 and operated 13,673 restaurants in the United States in 2004, and Wendy’s restaurants had aggregate system wide sales of $7.7 billion in 2004 and operated 5,935 restaurants in the United States in 2004.

To remain competitive, we, as well as certain of the other major quick-casual and quick-service restaurant chains, have increasingly offered selected food items and combination meals at discounted prices. These changes in pricing and other marketing strategies have had, and in the future may continue to have, a negative impact on our sales and earnings.

Factors specific to the quick-casual and quick-service restaurant segments may adversely affect our consolidated results of operations, which may cause a decrease in earnings and revenues.

The quick-casual and quick-service restaurant segments are highly competitive and can be materially adversely affected by many factors, including:

•	changes in local, regional or national economic conditions;

•	changes in demographic trends;

•	changes in consumer tastes;

•	changes in traffic patterns;

•	increases in fuel prices, including a continuation of the current relatively higher levels of gasoline prices;

•	consumer concerns about health and nutrition;

•	increases in the number of, and particular locations of, competing restaurants;

•	inflation;

•	increases in utility costs;

•	increases in the cost of food, such as beef and chicken, and packaging;

•	consumer dietary considerations;

•	increased labor costs, including healthcare and minimum wage requirements;

•	regional weather conditions; and

•	the availability of experienced management and hourly-paid employees.

We are highly dependent on the Burger King system and our ability to renew our franchise agreements with Burger King Corporation. The failure to renew our franchise agreements or Burger King’s failure to compete effectively could materially adversely affect our consolidated results of operations.

For the year ended December 31, 2004, our Burger King restaurants contributed approximately 53% of our total revenues. Due to the nature of franchising and our agreements with BKC, our success is, to a large extent, directly related to the success of the nationwide Burger King system. In turn, the ability of the nationwide Burger King system to compete effectively depends upon the success of the management of the Burger King system and the success of its advertising programs and new products. We cannot assure you that Burger King will be able to compete effectively with other quick-service restaurants. As a result, any failure of Burger King to compete effectively would likely have a material adverse effect on our operating results.

Each of our Burger King restaurants operates under a separate franchise agreement with BKC. Under our franchise agreements with BKC, we are required to comply with operational programs established by BKC. For example, our franchise agreements with BKC require that our restaurants comply with specified design criteria. In addition, BKC generally has the right to require us during the tenth year of a franchise agreement to remodel our restaurants to conform to the then-current image of Burger King, which may require the expenditure of considerable funds. In addition, although not required by the franchise agreements, we may not be able to avoid adopting menu price discount promotions instituted by BKC that may be unprofitable.

BKC’s consent is required for us to open new Burger King restaurants and acquire existing Burger King restaurants from other franchisees. BKC has a right of first refusal to acquire existing Burger King restaurants that we may seek to acquire from other franchisees. We cannot assure you that BKC will continue to consent to our development of new Burger King restaurants or our acquisitions of existing Burger King restaurants in the future or that it would not exercise its right of first refusal with regard to Burger King restaurants we seek to acquire. To date, BKC has approved all of our acquisitions of Burger King restaurants from other franchisees; however, in two instances, BKC exercised its right of first refusal and purchased restaurants we sought to acquire.

Our franchise agreements typically have a 20-year term after which BKC’s consent is required to receive a successor franchise agreement. As of December 31, 2004, we operated 348 Burger King restaurants. Our franchise agreements with BKC that are set to expire over the next three years are as follows:

•	10 of our franchise agreements with BKC are due to expire in the last two quarters of 2005;

•	18 of our franchise agreements with BKC are due to expire in 2006; and

•	17 of our franchise agreements with BKC are due to expire in 2007.

Although historically, BKC has granted all of our requests for successor franchise agreements, we cannot assure you that BKC will grant each of our requests for successor franchise agreements, and any failure of BKC to renew our franchise agreements could adversely affect our operating results. In addition, as a condition of approval of a successor franchise agreement, BKC may require us to make capital improvements to particular restaurants to bring them up to Burger King current design standards, which may require us to incur substantial costs.

In addition, our franchise agreements with BKC do not give us exclusive rights to operate Burger King restaurants in any defined territory. Although we believe that BKC generally seeks to ensure that newly granted franchises do not materially adversely affect the operations of existing Burger King restaurants, we cannot assure you that franchises granted by BKC to third parties will not adversely affect any Burger King restaurants that we operate.

Our continued growth depends on our ability to open and operate new restaurants profitably, which in turn depends on our continued access to capital, and newly acquired or developed restaurants may not perform as we expect and we cannot assure you that our growth and development plans will be achieved.

Our continued growth depends on our ability to develop additional Pollo Tropical and Taco Cabana restaurants and to selectively acquire and develop additional Burger King restaurants. Development involves substantial risks, including the following:

•	the inability to fund development;

•	development costs that exceed budgeted amounts;

•	delays in completion of construction;

•	the inability to obtain all necessary zoning and construction permits;

•	the inability to identify, or the unavailability of, suitable sites on acceptable leasing or purchase terms;

•	developed restaurants that do not achieve desired revenue or cash flow levels once opened;

•	incurring substantial unrecoverable costs in the event a development project is abandoned prior to completion;

•	the inability to recruit, train and retain managers and other employees necessary to staff each new restaurant;

•	changes in governmental rules, regulations and interpretations; and

•	changes in general economic and business conditions.

We cannot assure you that our growth and development plans can be achieved. Our development plans will require additional management, operational and financial resources. For example, we will be required to recruit and train managers and other personnel for each new restaurant. We cannot assure you that we will be able to manage our expanding operations effectively and our failure to do so could adversely affect our results of operations. In addition, our ability to open new restaurants and to grow, as well as our ability to meet other anticipated capital needs, will depend on our continued access to external financing, including borrowings under our new senior credit facility. We cannot assure you that we will have access to the capital we need on acceptable terms or at all, which could materially adversely affect our business.

Additionally, we may encounter difficulties growing beyond our presence in our existing core markets. We cannot assure you that we will be able to successfully grow our market presence beyond the current key regions within our existing markets, as we may encounter well-established competitors in new areas. In addition, we may be unable to find attractive locations or successfully market our products as we attempt to expand beyond our existing core markets, as the competitive circumstances and consumer characteristics in these new areas may differ substantially from those in areas in which we currently operate. As a result of the foregoing, we cannot assure you that we will be able to successfully integrate or profitably operate our new restaurants outside our core markets.

Our substantial indebtedness could adversely affect our consolidated financial condition and our ability to operate our business.

We have a substantial amount of indebtedness. As of December 31, 2004, we had $483.6 million of outstanding indebtedness, including $220 million of indebtedness under our new senior credit facility (excluding $10.9 million of outstanding letters of credit and $39.1 million of unused availability under our new senior credit facility), $180 million of notes, $82.4 million of lease financing obligations and $1.2 million of capital leases and other debt. As a result, we are a highly leveraged company. This level of indebtedness could have important consequences, including the following:

•	it will limit our ability to borrow money to fund our working capital, capital expenditures, acquisitions and debt service requirements and other financing needs;

•	our interest expense would increase if interest rates in general increase because a substantial portion of our indebtedness, including all of our indebtedness under the new senior credit facility, bears interest at floating rates;

•	it may limit our flexibility in planning for, or reacting to, changes in our business and future business opportunities;

•	we are more highly leveraged than some of our competitors, which may place us at a competitive disadvantage;

•	it may make us more vulnerable to a downturn in our business, industry or the economy in general;

•	a substantial portion of our cash flow from operations will be dedicated to the repayment of our indebtedness and related interest, including indebtedness we may incur in the future, and will not be available for other purposes; and

•	there would be a material adverse effect on our business and consolidated financial condition if we were unable to service our indebtedness or obtain additional financing as needed.

Despite our substantial indebtedness, we may still incur significantly more debt, which could further exacerbate the risks described above.

Although covenants under the new senior credit facility and the Indenture governing the notes limit our ability and the ability of our present and future restricted subsidiaries to incur additional indebtedness, the terms of the new senior credit facility and the Indenture governing the notes permit us to incur significant additional indebtedness, including unused availability under our revolving credit facility. As of June 30, 2005, we had $39.2 million available for additional borrowing under our revolving credit facility (after reserving for $10.8 million of letters of credit outstanding), subject to compliance with customary borrowing conditions. Also under the terms of the new senior credit facility, we may borrow an additional $100.0 million, subject to certain conditions. In addition, neither the new senior credit facility nor the Indenture governing the notes prevent us from incurring obligations that do not constitute indebtedness as defined in those documents. To the extent that we incur additional indebtedness or other obligations, the risks associated with our substantial leverage described above, including our possible inability to service our debt, would increase.

We may not be able to generate sufficient cash flows to meet our debt service obligations.

Our ability to make payments on and to refinance our indebtedness and to fund planned capital expenditures will depend on our ability to generate cash from our future operations and on our continued access to external sources of financing. This, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control.

Our business may not generate sufficient cash flow from operations and future borrowings under the new senior credit facility or from other sources may not be available to us in an amount sufficient to enable us to repay our indebtedness or to fund our other liquidity needs, including capital expenditure requirements. If we complete an acquisition, our debt service requirements could increase. A substantial portion of our indebtedness, including all of our indebtedness under the new senior credit facility, bears interest at floating rates, and therefore if interest rates increase, our debt service requirements will increase. We may need to refinance or restructure all or a portion of our indebtedness on or before maturity. We may not be able to refinance any of our indebtedness, including the new senior credit facility and the notes, on commercially reasonable terms, or at all. If we cannot service or refinance our indebtedness, we may have to take actions such as selling assets, seeking additional equity or reducing or delaying capital expenditures, strategic acquisitions, investments and alliances, any of which could have a material adverse effect on our operations. Additionally, we may not be able to effect such actions, if necessary, on commercially reasonable terms, or at all.

In addition, upon the incurrence of specific kinds of change of control events, we must offer to purchase the notes at 101% of the principal amount thereof plus accrued and unpaid interest to the purchase date. We may not have sufficient funds available to make any required repurchases of the notes, and restrictions under our new senior credit facility may not allow that repurchase. If we fail to repurchase the notes in that circumstance, we will be in default under the Indenture governing the notes and, under cross-default clauses, we will also be in default under the new senior credit facility. In addition, certain change of control events will constitute an event of default under the new senior credit facility. A default under the new senior credit facility could result in an event of default under the Indenture if the administrative agent or the lenders accelerate the debt under the new senior credit facility. In the event of a default under our new senior credit facility or the Indenture, the holders of the applicable indebtedness generally would be able to declare all of that indebtedness to be due and payable as described in the following risk factor. Upon the occurrence of a change of control we could seek to refinance the indebtedness under the new senior credit facility and the notes or obtain a waiver from the lenders or the noteholders. We cannot assure you, however, that we would be able to obtain a waiver or refinance our indebtedness on commercially reasonable terms, if at all, in which case we might be required to sell assets to satisfy our repayment obligations. Any future debt that we incur may also contain restrictions on repayment of the notes or borrowings under our new senior credit facility upon a change of control.

Restrictive covenants in the new senior credit facility and the Indenture governing the notes may restrict our ability to operate our business and to pursue our business strategies; and defaults under our debt instruments may allow the lenders to declare borrowings due and payable.

The new senior credit facility and the Indenture governing the notes limit our ability, among other things, to:

•	incur additional indebtedness or issue preferred stock;

•	pay dividends or make distributions in respect of our capital stock or make certain other restricted payments or investments;

•	sell assets, including capital stock of restricted subsidiaries;

•	agree to limitations on our ability and the ability of our restricted subsidiaries to make distributions;

•	enter into transactions with our subsidiaries and affiliates;

•	incur liens;

•	enter into new lines of business; and

•	engage in consolidations, mergers or sales of substantially all of our assets.

In addition, the new senior credit facility restricts our ability to prepay our other indebtedness while borrowings under the new senior credit facility remain outstanding. The new senior credit facility also requires us to maintain compliance with specified financial ratios. Our ability to comply with these ratios may be affected by events beyond our control.

The restrictions contained in the Indenture governing the notes and the new senior credit facility could:

•	limit our ability to plan for or react to market conditions or meet capital needs or otherwise restrict our activities or business plans; and

•	adversely affect our ability to finance our operations, strategic acquisitions, investments or alliances or other capital needs or to engage in other business activities that would be in our interest.

As noted above, our ability to remain in compliance with agreements and covenants in our debt instruments depends upon our results of operations and may be affected by events beyond our control, including economic, financial and industry conditions. Accordingly, there can be no assurance that we will remain in compliance with those agreements and covenants. As a result of the restatement of our financial statements as discussed in Note 2 to our Consolidated Financial Statements, we were in default under our new senior credit facility by failing to timely furnish our annual audited financial statements for fiscal year 2004 to our lenders. On May 19, 2005, we obtained a waiver of such default from our lenders that extended the time period to deliver the audited financial statements for the 2004 fiscal year as well as the financial statements for the first quarter of 2005 to July 31, 2005. Accordingly there can be no assurance that we will remain in compliance with agreements and covenants in our debt instruments. In the event of a default under our new senior credit facility or the Indenture, the holders of the applicable indebtedness generally would be able to declare all of that indebtedness, together with accrued interest, to be due and payable. In addition, borrowings under the new senior credit facility are secured by a first priority lien on all of our assets and, in the event of a default under that facility, the lenders generally would be entitled to seize the collateral. In addition, default under one debt instrument could in turn permit lenders under other debt instruments to declare borrowings outstanding under those other instruments to be due and payable pursuant to cross default clauses. Moreover, upon the occurrence of an event of default under the new senior credit facility, the commitment of the lenders to make any further loans to us would be terminated. Accordingly, the occurrence of a default under any debt instrument, unless cured or waived, would likely have a material adverse effect on our business.

We can be adversely affected by widespread negative publicity regarding food quality, illness, injury or other health concerns.

Negative publicity about food quality, illness, injury or other health concerns (including health implications of obesity and transfatty acids) or similar issues stemming from one restaurant or a number of restaurants could materially adversely affect us, regardless of whether they pertain to our own restaurants. For example, health concerns about the consumption of beef or chicken or by specific events such as the outbreak of Bovine Spongiform Encephalopathy (mad cow disease) or Avian Influenza (bird flu) could lead to changes in consumer preferences, reduce consumption of our products and adversely affect our financial performance. These events could reduce the available supply of beef or chicken or significantly raise the price of beef or chicken.

In addition, we cannot guarantee that our operational controls and employee training will be effective in preventing food-borne illnesses and other food safety issues that may affect our restaurants. Food-borne illness incidents could be caused by food suppliers and transporters and, therefore, would be outside of our control. Any publicity relating to health concerns or the perceived or specific outbreaks of food-borne illnesses or other food safety issues attributed to one or more of our restaurants, could result in a significant decrease in guest traffic in all of our restaurants and could have a material adverse effect on our results of operations. In addition, similar publicity or occurrences with respect to other restaurants or restaurant chains could also decrease our guest traffic and have a similar material adverse effect on us.

We may incur significant liability or reputational harm if claims are brought against us or against our franchisees.

We or our franchisees may be subject to complaints, regulatory proceedings or litigation from guests or other persons alleging food-related illness, injuries suffered in our premises or other food quality, health or operational concerns, including environmental claims. In addition, in recent years a number of restaurant companies have been subject to lawsuits, including class action lawsuits, alleging, among other things, violations of federal and state law regarding workplace and employment matters, discrimination, harassment, wrongful termination and wage, rest break, meal break and overtime compensation issues and, in the case of quick service restaurants, alleging that they have failed to disclose the health risks associated with high-fat foods and that their marketing practices have encouraged obesity. We may also be subject to litigation or other actions initiated by governmental authorities, our employees and our franchisees, among others, based upon these and other matters. A significant judgment against us could have a material adverse effect on our financial performance or liquidity. Adverse publicity resulting from such allegations or occurrences or alleged discrimination or other operating issues stemming from one of our locations, a number of our locations or our franchisees could adversely affect our business, regardless of whether the allegations are true, or whether we are ultimately held liable. Future cases which may be filed against us could materially adversely affect us if we lose such cases and have to pay substantial damages or if we settle such cases. In addition, any future cases may materially and adversely affect our operations by increasing our litigation costs and diverting our attention and resources to address such actions. In addition, if a claim is successful, our insurance coverage may not be adequate to cover all liabilities or losses and we may not be able to continue to maintain such insurance, or to obtain comparable insurance at a reasonable cost, if at all. If we suffer losses, liabilities or loss of income in excess of our insurance coverage or if our insurance does not cover such loss, liability or loss of income, there could be a material adverse effect on our results of operations. See “Legal Proceedings.”

Our expansion into new markets may present increased risks due to our unfamiliarity with the area.

Some of our new restaurants will be located in areas where we have little or no meaningful experience. Those markets may have different competitive conditions, consumer tastes and discretionary spending patterns than our existing markets, which may cause our new restaurants to be less successful than restaurants in our existing markets or to incur losses. An additional risk of expanding into new markets is the lack of market awareness of the Pollo Tropical or Taco Cabana brand. Restaurants opened in new markets may open at lower average weekly sales volumes than restaurants opened in existing markets, and may have higher restaurant-level operating expense ratios than in existing markets. Sales at restaurants opened in new markets may take longer to reach average unit volumes, if at all, thereby adversely affecting our consolidated operating results.

Changes in consumer taste could negatively impact our business.

We obtain a significant portion of our revenues from the sale of hamburgers, chicken, various types of sandwiches, and Mexican and other ethnic foods. The quick-casual and quick-service restaurant segments are characterized by the frequent introduction of new products, often accompanied by substantial promotional campaigns and are subject to changing consumer preferences, tastes, and eating and purchasing habits. Our success depends on our ability to anticipate and respond to changing consumer preferences, tastes and eating and purchasing habits, as well other factors affecting the restaurant industry, including new market entrants and demographic changes. We may be forced to make changes in our menu items in order to respond to changes in consumer tastes or dining patterns, and we may lose customers who do not prefer the new menu items. In recent years, numerous companies in the quick-casual and quick-service restaurant segments have introduced products positioned to capitalize on the growing consumer preference for food products that are, or are perceived to be, healthy, nutritious, low in calories and low in fat content. If we do not or, in the case of our Burger King restaurants, if BKC does not, continually develop and successfully introduce new menu offerings that appeal to changing consumer preferences or if we do not timely capitalize on new products, our operating results will suffer. In addition, any significant event that adversely affects consumption of our products, such as cost, changing tastes or health concerns, could adversely affect our financial performance.

If a significant disruption in service or supply by any of our suppliers or distributors were to occur, it could create disruptions in the operations of our restaurants, which could have a material adverse effect on our business.

Our financial performance is dependent on our continuing ability to offer fresh, premium quality food at competitive prices. If a significant disruption in service or supply by certain of our suppliers or distributors were to occur, it could create disruptions in the operations of our restaurants, which could have a material adverse effect on us.

For our Pollo Tropical and Taco Cabana restaurants, we have negotiated directly with local and national suppliers for the purchase of food and beverage products and supplies. Pollo Tropical and Taco Cabana restaurants’ food and supplies are ordered from approved suppliers and are shipped via distributors to the restaurants. For our Pollo Tropical restaurants, Henry Lee, a division of Gordon Food Service, serves as our primary distributor of food and paper products. For our Taco Cabana restaurants, SYGMA Network, Inc. serves as our primary distributor of food and beverage products and supplies. We also rely on Pilgrim’s Pride (formerly Conagra) and Gold Kist as our two suppliers of chicken for our Pollo Tropical restaurants and if either supplier is unable to service us, this could lead to a material disruption of service or supply until a new supplier is engaged. With respect to our distributors for our Pollo Tropical and Taco Cabana restaurants, if any of our distributors is unable to service us, this could lead to a material disruption of service or supply until a new distributor is engaged, which could have a material adverse effect on our business.

If labor costs increase, we may not be able to make a corresponding increase in our prices and our operating results may be adversely affected.

Wage rates for a substantial number of our employees are at or slightly above the minimum wage. As federal and/or state minimum wage rates increase, we may need to increase not only the wage rates of our minimum wage employees but also the wages paid to the employees at wage rates which are above the minimum wage, which will increase our costs. To the extent that we are not able to raise our prices to compensate for increases in wage rates, this could have a material adverse effect on our operating results.

The efficiency and quality of our competitors’ advertising and promotional programs could have a material adverse effect on our consolidated results of operations and financial condition.

Should our competitors increase spending on advertising and promotion, should the cost of television or radio advertising increase, should our advertising funds materially decrease for any reason, or should our advertising and promotion be less effective than our competitors’, there could be a material adverse effect on our consolidated results of operations and financial condition.

Newly acquired or developed restaurants may reduce sales at our neighboring restaurants.

We intend to continue to open restaurants in our existing core markets, particularly the core markets served by our Pollo Tropical and Taco Cabana restaurants. To the extent that we open a new restaurant in the vicinity of one or more of our existing restaurants within the same chain, it is possible that some of the customers who previously patronized those existing restaurants may choose to patronize the new restaurant instead, reducing sales at those existing restaurants. Accordingly, to the extent we open new restaurants in our existing markets, sales at some of our existing restaurants in those markets may decline.

Our business is regional and we therefore face risks related to reliance on certain markets.

As of December 31, 2004, excluding our franchised locations, all of our Pollo Tropical restaurants were located in Florida and approximately 94% of our Taco Cabana restaurants were located in Texas. Also, as of December 31, 2004, 65% of our Burger King restaurants were located in New York and Ohio. Therefore, the economic conditions, state and local government regulations, weather conditions or other conditions affecting

Florida, Texas, New York and Ohio and the tourism industry affecting Florida may have a material impact on the success of our restaurants in those locations. For example, the events of September 11, 2001 had a significant negative impact on tourism in Florida, which adversely impacted the revenues and operating results at our Pollo Tropical restaurants.

We cannot assure you that the current locations of our existing restaurants will continue to be economically viable or that additional locations will be acquired at reasonable costs.

The location of our restaurants has significant influence on their success. We cannot assure you that current locations will continue to be economically viable or that additional locations can be acquired at reasonable costs. In addition, the economic environment where restaurants are located could decline in the future, which could result in potentially reduced sales in those locations. We cannot assure you that new sites will be as profitable as existing sites.

If the sale/leaseback market requires significantly higher yields, we may not enter into sale/leaseback transactions and as a result would not receive the related net proceeds.

From time to time, we sell our restaurant properties in sale/leaseback transactions. We historically have used, and intend to use, the net proceeds from such transactions to reduce outstanding debt and fund future capital expenditures for new restaurant development. However, the sale/leaseback market may cease to be a reliable source of additional cash flows for us in the future if capitalization rates become less attractive or other unfavorable market conditions develop. For example, should the sale/leaseback market require significantly higher yields, we may not enter into sale/leaseback transactions, which could adversely affect our ability to reduce outstanding debt and fund new capital expenditures for future restaurant development.

The loss of the services of our senior executives could have a material adverse effect on our business, consolidated financial condition or results of operations.

Our success depends to a large extent upon the continued services of our senior management, including Alan Vituli, Chairman of the Board and Chief Executive Officer, and Daniel T. Accordino, President and Chief Operating Officer, who have substantial experience in the restaurant industry. We believe that it would be extremely difficult to replace Messrs. Vituli and Accordino with individuals having comparable experience. Consequently, the loss of the services of Mr. Vituli or Mr. Accordino could have a material adverse effect on our business, consolidated financial condition or results of operations.

Government regulation could adversely affect our consolidated financial condition and results of operations.

We are subject to extensive laws and regulations relating to the development and operation of restaurants, including regulations relating to the following:

•	zoning;

•	the preparation and sale of food;

•	liquor licenses which allow us to serve alcoholic beverages at our Taco Cabana restaurants;

•	employer/employee relationships, including minimum wage requirements, overtime, working and safety conditions, and citizenship requirements;

•	federal and state laws that prohibit discrimination and laws regulating design and operation of facilities, such as the Americans With Disabilities Act of 1990; and

•	federal and state regulations governing the operations of franchises, including rules promulgated by the Federal Trade Commission.

In the event that legislation having a negative impact on our business is adopted, you should be aware that it could have a material adverse impact on us. For example, substantial increases in the minimum wage could adversely affect our consolidated financial condition and results of operations. Local zoning or building codes or regulations can cause substantial delays in our ability to build and open new restaurants.

If one of our employees sells alcoholic beverages to an intoxicated or minor patron, we may be liable to third parties for the acts of the patron.

We serve alcoholic beverages at our Taco Cabana restaurants and are subject to the “dram-shop” statutes of the jurisdictions in which we serve alcoholic beverages. “Dram-shop” statutes generally provide that serving alcohol to an intoxicated or minor patron is a violation of the law.

In most jurisdictions, if one of our employees sells alcoholic beverages to an intoxicated or minor patron we may be liable to third parties for the acts of the patron. We cannot guarantee that those patrons will not be served or that we will not be subject to liability for their acts. Our liquor liability insurance coverage may not be adequate to cover any potential liability and insurance may not continue to be available on commercially acceptable terms or at all, or we may face increased deductibles on such insurance. Any increase in the number or size of “dram-shop” claims could have a material adverse effect on us as a result of the costs of defending against such claims; paying deductibles and increased insurance premium amounts; implementing improved training and heightened control procedures for our employees; and paying any damages or settlements on such claims.

Federal, state and local environmental regulations relating to the use, storage, discharge, emission and disposal of hazardous materials could expose us to liabilities, which could adversely affect our consolidated results of operations.

We are subject to a variety of federal, state and local environmental regulations relating to the use, storage, discharge, emission and disposal of hazardous materials. We own and lease numerous parcels of real estate on which our restaurants are located.

Failure to comply with environmental laws could result in the imposition of severe penalties or restrictions on operations by governmental agencies or courts of law that could adversely affect our operations. Also, if contamination is discovered on properties owned or operated by us, including properties we owned or operated in the past, we can be held liable for severe penalties and costs of remediation. These penalties could adversely affect our consolidated results of operations.

We may, in the future, seek to pursue acquisitions and we may not find restaurant companies that are suitable acquisition candidates or successfully operate or integrate any restaurant companies we may acquire.

We may in the future seek to acquire other restaurant chains. Although we believe that opportunities for future acquisitions may be available from time to time, increased competition for acquisition candidates exists and may continue in the future. Consequently, there may be fewer acquisition opportunities available to us as well as higher acquisition prices. There can be no assurance that we will be able to identify, acquire, manage or successfully integrate acquired restaurant companies without substantial costs, delays or operational or financial problems. In the event we are able to acquire other restaurant companies, the integration and operation of the acquired restaurants may place significant demands on our management, which could adversely affect our ability to manage our existing restaurants. We also face the risk that our existing systems, procedures and financial controls will be inadequate to support any restaurant chains we may acquire and that we may be unable to successfully integrate the operations and financial systems of any chains we may acquire with our own systems. While we may evaluate and discuss potential acquisitions from time to time, we currently have no understandings, commitments or agreements with respect to any acquisitions. We may be required to obtain additional financing to fund future acquisitions. There can be no assurance that we will be able to obtain additional financing on acceptable terms or at all. Both the new senior credit facility and the Indenture governing the notes contain restrictive covenants that may prevent us from incurring additional debt or acquiring additional restaurant chains.

Our failure or inability to enforce our trademarks or other proprietary rights could adversely affect our competitive position or the value of our brand.

We own certain common law trademark rights and a number of federal and international trademark and service mark registrations, including the Pollo Tropical name and logo and Taco Cabana name and logo, and proprietary rights relating to certain of our core menu offerings. We believe that our trademarks and other proprietary rights are important to our success and our competitive position. We, therefore, devote appropriate resources to the protection of our trademarks and proprietary rights. The protective actions that we take, however, may not be enough to prevent unauthorized usage or imitation by others, which could harm our image, brand or competitive position and, if we commence litigation to enforce our rights, cause us to incur significant legal fees.

We are not aware of any assertions that our trademarks or menu offerings infringe upon the proprietary rights of third parties, but we cannot assure you that third parties will not claim infringement by us in the future. Any such claim, whether or not it has merit, could be time-consuming, result in costly litigation, cause delays in introducing new menu items in the future or require us to enter into royalty or licensing agreements. As a result, any such claim could have a material adverse effect on our business, results of operations and consolidated financial condition.

Our failure to comply with the covenants contained in the new senior credit facility, the Indenture governing the notes or our other debt agreements, including as a result of events beyond our control, could result in an event of default that could materially and adversely affect our consolidated operating results and financial condition.

Our new senior credit facility requires us to maintain specified financial ratios, including fixed charge coverage, senior leverage and total leverage ratios (as such terms are defined in the new senior credit facility). In addition, our new senior credit facility and the Indenture governing the notes require us to comply with various operational and other covenants. If there were an event of default under any of our debt instruments that was not cured or waived, the holders of the defaulted debt could cause all amounts outstanding with respect to the debt to be due and payable immediately, which in turn would result in cross defaults under our other debt instruments. Our assets and cash flow may not be sufficient to fully repay borrowings under our outstanding debt instruments, either upon maturity or if accelerated upon an event of default.

If, when required, we are unable to repay, refinance or restructure our indebtedness under, or amend the covenants contained in, our new senior credit facility, or if a default otherwise occurs, the lenders under our new senior credit facility could elect to terminate their commitments thereunder, cease making further loans, declare all borrowings outstanding, together with accrued interest and other fees, to be immediately due and payable, institute foreclosure proceedings against those assets that secure the borrowings under our new senior credit facility and prevent us from making payments on the notes. Any such actions could force us into bankruptcy or liquidation, and we cannot provide any assurance that we could repay our obligations under the notes in such an event.

The interests of the stockholders of Carrols Holdings may be unique.

Madison Dearborn Partners, LLC and affiliated investment funds and BIB Holdings (Bermuda) Ltd. control Carrols Holdings, our company and each of the guarantors of the notes. Madison Dearborn and BIB together will continue to have the ability to designate a majority of the board of directors of our company and Carrols Holdings, and will be able to select our senior management team, determine our corporate and management policies and make decisions relating to fundamental corporate actions. The directors will have the authority to make decisions affecting our capital structure, including the issuance of additional debt and declaration of dividends. In addition, the directors may authorize transactions, such as acquisitions, that could enhance the equity investment of Madison Dearborn and BIB while involving risks to the interest of holders of the notes. The interests of Madison Dearborn and BIB may be unique and not be aligned with each other or any other party. See “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” and “Certain Relationships and Related Transactions.”

There are restrictions on the ability to transfer or resell the notes without registration under applicable securities laws.

The notes were offered and sold pursuant to an exemption from registration under the Securities Act of 1933, as amended, and applicable state securities laws. Therefore, transfer or sale of the notes in the United States may occur only in a transaction registered under or exempt from the registration requirements of the Securities Act of 1933, as amended, and applicable state securities laws, which may cause a holder to be required to bear the risk of its investment for an indefinite period of time. We have agreed to use our reasonable best efforts to commence an offer to exchange the notes for equivalent notes registered under the Securities Act of 1933, as amended, or, in certain circumstances, to register the reoffer and resale of the notes under the Securities Act of 1933, as amended, but we cannot give any assurance that the necessary registration statement will become or remain effective.

There is no established trading market for the notes, and no market for the notes may develop.

The notes, and, if issued, the exchange notes, are new issues of securities for which there is no established trading market. We do not intend to have the notes listed on a national securities exchange or to arrange for quotation on any automated dealer quotation system, although we expect that the notes will continue to be eligible for trading in The PORTAL Market. We have been advised a market has been made in the notes, and the exchange notes, if issued, as permitted by applicable laws and regulations. However, no one is obligated to make a market in the Notes or, if issued, the exchange notes, and such market makers may discontinue their activity at any time without notice. Therefore, an active market for the notes or, if issued, the exchange notes, may not develop or, if developed, continue. Historically, the market for non-investment grade debt has been subject to substantial volatility, which could adversely affect the prices at which the notes or, if issued, the exchange notes may be sold. In addition, subsequent to their initial issuance, the notes, and, if issued, the exchange notes, may trade at a discount from their initial offering price, depending upon prevailing interest rates, the market for similar notes, our operating performance and other factors.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

Interest Rate Risk

We are exposed to market risk associated with fluctuations in interest rates, primarily limited to our senior credit facility. There were no borrowings outstanding under the revolving credit facility at December 31, 2004 and $220 million of borrowings outstanding under the term loan B facility. Revolving loans under our senior credit facility bear interest at a per annum rate, at our option of either:

1)	the greater of the prime rate or the federal funds rate plus .50%, plus a margin ranging from .50% to 1.50% based on the Company’s total leverage ratio; or

2)	LIBOR plus a margin ranging from 2.0% to 3.0% based on the Company’s total leverage ratio.

Borrowings under the term loan B facility bear interest at a per annum rate, at the Company’s option, of either:

1)	the greater of the prime rate or the federal funds rate plus .50%, plus a margin ranging from .75% to 1.0% based on the Company’s total leverage ratio; or

2)	LIBOR plus a margin ranging from 2.25% to 2.50% based on the Company’s total leverage ratio.

A 1% change in interest rates would have resulted in an increase or decrease in interest expense of approximately $1.1 million for the year ended December 31, 2004.

Commodity Price Risk

We purchase certain products which are affected by commodity prices and are, therefore, subject to price volatility caused by weather, market conditions and other factors which are not considered predictable or within our control. Although many of the products purchased are subject to changes in commodity prices, certain purchasing contracts or pricing arrangements have been negotiated in advance to minimize price volatility. Where possible, we use these types of purchasing techniques to control costs as an alternative to directly managing financial instruments to hedge commodity prices. In many cases, we believe we will be able to address commodity cost increases that are significant and appear to be long-term in nature by adjusting our menu pricing. However, long-term increases in commodity prices may result in lower restaurant-level operating margins.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Index to Financial Statements attached hereto is set forth in Item 15.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no changes in or disagreements with our independent registered public accountants on accounting or financial disclosures.

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures. Our senior management is responsible for establishing and maintaining disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d – 15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

As of the end of the period covered by this report, we carried out an evaluation, with the participation of the Chief Executive Officer and Chief Financial Officer, as well as other key members of our management, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). In the evaluation, we considered the restatement of our financial statements as discussed in detail in Note 2 to the Consolidated Financial Statements in Part II-Item 15. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as a result of the material weaknesses described below, our disclosure controls and procedures were ineffective as of January 2, 2005.

A material weakness is a control deficiency, or combination of control deficiencies, that results in there being more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. As of January 2, 2005, the Company did not maintain effective controls over the selection and application of the following accounting policies related to leases and leasehold amortization, estimation of useful lives of our franchise rights, variable accounting treatment of our stock options and the preparation of the guarantor footnote disclosures. Our controls were ineffective to ensure that these polices complied with generally accepted accounting principles and contributed to the following individual material weaknesses: (a) controls over the selection and application of lease accounting policies were not effective in determining lease terms for leasehold amortization periods and recording acquisitions of leases with non-level or above-market rentals which failed to identify misstatements in property and equipment, goodwill, deferred lease liability, depreciation expense, amortization expense and rent expense; (b) controls over the application of SFAS No. 142 were not effective in the evaluation of the amortization lives of franchise rights and the recording of franchise rights related to deferred income tax liabilities at the acquisition date resulting in misstatements of franchise rights, deferred income tax liabilities, income tax expense, and amortization expense; (c) controls over the application of variable accounting for stock option agreements that contained several dividend provisions were not effective which failed to identify a misstatement in stock-based compensation expense; and (d) controls over the preparation of the guarantor footnote disclosures were not effective resulting in the improper allocation of corporate general and administrative and income tax expenses from the “parent company only” to the “guarantor subsidiaries” in accordance with generally accepted accounting principles. These material weaknesses resulted in the restatement of the Company’s consolidated financial statements for 2003 and 2002, and the unaudited quarterly financial information for 2003 and the first three quarters of 2004, as well as audit adjustments to the 2004 financial statements. Additionally, these control deficiencies, if not corrected, could result in the material misstatement of the aforementioned accounts that would result in material misstatements to annual or interim financial statements that would not be prevented or detected. Accordingly, management determined that these control deficiencies constitute material weaknesses.

Changes in Internal Control over Financial Reporting

No change occurred in our internal control over financial reporting during our fourth quarter that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

However, in connection with the restatement of our financial statements as discussed above, we have subsequently enhanced our internal controls by adding review procedures over the application of accounting standards and determining appropriate assumptions and factors affecting our lease accounting, determination of useful lives for franchise rights, recognition of stock-based compensation expense and the preparation of the guarantor footnote disclosures.

ITEM 9B.	OTHER INFORMATION

None

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth information about our current directors, executive officers and other named officers.

Name	Age	Position
Alan Vituli	63	Chairman of the Board and Chief Executive Officer
Daniel T. Accordino	54	President, Chief Operating Officer and Director
Paul R. Flanders	48	Vice President, Chief Financial Officer, and Treasurer
Joseph A. Zirkman	45	Vice President, General Counsel and Secretary
Timothy J. LaLonde	48	Vice President, Controller
Michael A. Biviano	48	Executive Vice President - Taco Cabana
James E. Tunnessen	50	Executive Vice President - Pollo Tropical
Lewis S. Shaye	50	Chief Concept Officer
Benjamin D. Chereskin†	46	Director
Brian F. Gleason*†	38	Director
Robin P. Selati*	39	Director
Olaseni Adeyemi Sonuga	50	Director
Clayton E. Wilhite*†	59	Director

*	Current member of audit committee
†	Current member of compensation committee

Alan Vituli has been Chairman of the Board since 1986 and Chief Executive Officer since March 1992. Mr Vituli is also Chairman of the Board of Directors and Chief Executive Officer of Carrols Holdings. Between 1983 and 1985, Mr. Vituli was employed by Smith Barney, Harris Upham & Co., Inc. as a Senior Vice President responsible for real estate transactions. From 1966 until joining Smith Barney, Mr. Vituli was associated with the accounting firm of Coopers & Lybrand, first as an employee and for the last 10 years as a partner. Among the positions held by Mr. Vituli at Coopers & Lybrand was National Director of Mergers and Acquisitions. Before joining Coopers & Lybrand, Mr. Vituli was employed in a family-owned restaurant business. From 1993 through our acquisition of Pollo Tropical in 1998, Mr. Vituli served on the board of directors of Pollo Tropical. Mr. Vituli also serves on the board of directors of Ruth’s Chris Steak House, Inc.

Daniel T. Accordino has been President, Chief Operating Officer and a Director since February 1993. Before that, Mr. Accordino served as Executive Vice President - Operations from December 1986 and as Senior Vice President of Carrols from April 1984. From 1979 to April 1984, he was Vice President of Carrols responsible for restaurant operations, having previously served as our Assistant Director of Restaurant Operations. Mr. Accordino has been an employee of ours since 1972.

Paul R. Flanders has been Vice President, Chief Financial Officer, and Treasurer since April 1997. Before joining us, he was Vice President-Corporate Controller of Fay’s Incorporated, a retailing chain, from 1989 to 1997, and Vice President-Corporate Controller for Computer Consoles, Inc., a computer systems manufacturer, from 1982 to 1989. Mr. Flanders was also associated with the accounting firm of Touche Ross & Co. from 1977 to 1982.

Joseph A. Zirkman has been Vice President and General Counsel since January 1993. He was appointed Secretary in February 1993. Before joining us, Mr. Zirkman was an associate with the New York City law firm of Baer Marks & Upham beginning in 1986.

Timothy J. LaLonde has been Vice President, Controller since July 1997. Before joining us, he was a controller at Fay’s Incorporated, a retailing chain, from 1992 to 1997. Prior to that, he was a Senior Audit Manager with the accounting firm of Deloitte & Touche LLP, where he was employed since 1978.

Michael A. Biviano has been Executive Vice President of Taco Cabana since January 2002. Prior to that, he was Vice President – Regional Director of Operations for our Burger King restaurants since 1989, having served as a district supervisor since 1983. Mr. Biviano has been an employee of ours since 1973.

James E. Tunnessen has been Executive Vice President of Pollo Tropical since August 2003. Prior to that he was Vice President – Regional Director of Operations for our Burger King restaurants since 1989, having served as a district supervisor from 1979. Mr. Tunnessen has been an employee of ours since 1972.

Lewis S. Shaye has been Chief Concept Officer since January 2005. Prior to joining Carrols Corporation he was Senior Vice President of Brand and Product Development for Papa Gino’s Holding Corporation (PGH), which owned, operated and franchised the Papa Gino’s Pizza and D’Angelo Grilled Sandwich brands. Mr. Shaye joined PGH in 1992 as Vice President of Operations and was promoted to Senior Vice President of Brand and Product Development in September 1995. Prior to joining PGH in 1992, Mr. Shaye was Senior District Manager at Marriott Corporation where his responsibilities included operational accountability for premier Marriott contract foodservice locations.

Benjamin D. Chereskin has served as a Director since March 1997. Mr. Chereskin is a Managing Director of Madison Dearborn Partners, LLC, a private equity firm, and co-founded the firm in 1993. Before that, Mr. Chereskin was with First Chicago Venture Capital for nine years. Mr. Chereskin also serves on the board of directors of Tuesday Morning Corporation; NWL Holdings, Inc.; Cinemark, Inc.; and Family Christian Stores, Inc.

Brian F. Gleason has served as a Director since October 2003. Mr. Gleason is a Managing Director and Executive Vice President of Phoenix Management Services, Inc., a national corporate revitalization advisory firm. Mr. Gleason has been affiliated with Phoenix Management Services since 1996 and serves on its board of directors. Prior to that, Mr. Gleason worked in Corporate Finance for Reliance Insurance Company since 1991. Mr. Gleason also serves on the board of directors of Thompson Products, Inc; International Intimates, Inc.; and Springfield Service Corp. Mr. Gleason is serving on the Board of Directors as a designee of BIB Holdings. See “Certain Relationships and Related Transactions.”

Robin P. Selati has served as a Director since March 1997. Mr. Selati is a Managing Director of Madison Dearborn Partners, LLC, a private equity firm, and joined the firm in 1993. Before 1993, Mr. Selati was associated with Alex Brown & Sons Incorporated in the consumer/retail investment banking group. Mr. Selati also serves on the board of directors of Peter Piper, Inc., Tuesday Morning Corporation; NWL Holdings, Inc.; Cinemark, Inc.; Beverages & More, Inc.; Family Christian Stores, Inc.; Ruth’s Chris Steak House, Inc. and Pierre Foods, Inc.

Olaseni Adeyemi Sonuga has served as a Director since March 2004. Mr. Sonuga is the Interim Group General Manager of Bahrain International Bank E.C., a Bahraini publicly quoted international investment bank that he became associated with in 2002. The stockholders and creditors of Bahrain International Bank agreed in May of 2004 to an asset realization protocol under which Bahrain International Bank’s assets will be liquidated. Between 1999 and 2002, Mr. Sonuga served as Advisor to the Chairman of Oman Aviation Services Company SAOG, an Omani listed company that owns Oman Air and also provides airport services at all Omani airports. Prior to this, he was a Vice President at Taib Bank, a Bahraini listed company since 1997. In the period 1992 to 1997, he was employed as the Business Services Manager of the National Drilling Company of Abu Dhabi, UAE. He began his career as a Chartered Accountant in the UK in 1979 when he joined Touche Ross’s London office.

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

Audit Committee Financial Expert

Our audit committee is comprised of Robin P. Selati, Clayton E. Wilhite and Brian F. Gleason. The Board of Directors has determined that we have at least one audit committee financial expert, Robin P. Selati, serving on the audit committee. Mr. Selati is serving on the Board of Directors as a designee of Madison Dearborn Capital Partners, L.P. and Madison Dearborn Capital Partners II, L.P., principal stockholders of Carrols Holdings, in accordance with Carrols Holdings’ stockholders agreement. Consequently Mr. Selati is not deemed to be an “independent” director as such term is used in the federal securities laws. Because our securities are not listed on any national securities exchange or Nasdaq, we are not required to have independent members of our Board of Directors or any committee thereof, including our audit committee.

Code of Ethics

We have adopted a Code of Ethics that applies to our chief executive officer, chief operating officer, chief financial officer, general counsel, controller and other principal financial accounting and executive employees. Our Code of Ethics is posted on our website at http://www.carrols.com. All amendments and waivers to the Code of Ethics will be disclosed through the website.

ITEM 11.	EXECUTIVE COMPENSATION

The following tables set forth certain information for the fiscal years ended December 31, 2004, 2003 and 2002 for our Chief Executive Officer and our next four most highly compensated executive officers who served as executive officers of the Company during the year ended December 31, 2004 and whose annual compensation exceeded $100,000. Stock option data refers to the stock options of Carrols Holdings.

SUMMARY COMPENSATION TABLE

	Annual Compensation			Long-Term Compensation Securities Underlying Options (#)(2)	Other Compensation
Name and Principal Position	Year	Salary	Bonus(1)
Alan Vituli Chairman of the Board and Chief Executive Officer	2004 2003 2002	$561,000 550,008 525,000	$9,251,531 — 551,250	— — 39,045	$	— 17,000 17,000	(3) (3)

Daniel T. Accordino President, Chief Operating Officer and Director	2004 2003 2002	$428,400 420,000 400,008	$4,837,852 — 360,007	— — 26,030	$	— 7,125 7,125	(3) (3)

Michael A. Biviano Executive Vice President – Taco Cabana	2004 2003 2002	$244,800 234,231 215,000	$716,933 — 92,020	783 1,044 2,610	$	— — —

Paul R. Flanders Vice President, Chief Financial Officer and Treasurer	2004 2003 2002	$214,200 210,000 200,004	$698,011 — 180,004	500 500 1,900	$	— — —

Joseph A. Zirkman Vice President, General Counsel and Secretary	2004 2003 2002	$214,200 210,000 200,004	$656,586 — 180,004	500 500 1,900	$	— — —

(1)	We provide bonus compensation to our executive officers based on an individual’s achievement of certain specified objectives and our achievement of specified increases in stockholder value. In January 2005, we also made a compensatory bonus distribution of approximately $20.3 million to a number of employee option holders, including our executive officers, in conjunction with the December 2004 refinancing. Bonuses earned in 2004 by Mr. Vituli, Mr. Accordino, Mr. Biviano, Mr. Flanders and Mr. Zirkman, included $8,662,481, $4,452,922, $492,377, $505,231 and $463,806, respectively, for amounts earned in conjunction with this special bonus distribution. Of the bonuses earned in 2000 by Mr. Vituli, Mr. Accordino, Mr. Flanders and Mr. Zirkman, $120,177, $108,000, $40,625 and $38,500, respectively, was subject to deferral, one-third to be paid in each of the three succeeding years provided that stockholder value was at least equal to what it was in the year that the bonus was earned. Two-thirds of the aforementioned amounts were paid in 2002 and 2003 and the final one-third was forfeited.
(2)	Reflects stock option grants for shares of Carrols Holdings common stock. In the case of Mr. Biviano, stock option grants were made under the 2001 Taco Cabana Long-Term Incentive Plan and are presented after giving effect to the combination of all of Carrols Holdings series of common stock into a single series of common stock. See “Description of Plans – Reclassification of Carrols Holdings Common Stock”. In addition, all stock option awards were cancelled and terminated effective May 3, 2005 in exchange for stock awards. See “Description of Plans – 2005 Stock Awards”.
(3)	Represents the premiums paid by us prior to July 2003 for split-dollar life insurance policies whereby Mr. Vituli and Mr. Accordino have designated beneficiaries.

The following table sets forth information with respect to stock options granted to each of our named executive officers during the year ended December 31, 2004:

	Option Grants in Last Fiscal Year Individual Grants(1)				Potential Realizable Value at Assumed Annual Rates of Stock Appreciation for Option Term(4)
	Number of Securities Underlying Options Granted(1)	% of Total Options Granted to Employees in 2004(1)	Exercise Price (Price Per Share)	Expiration Date

Name					5%	10%
Michael A. Biviano (2)	783	7.0%	$184.60	12/31/2014	$90,902	$230,362
Paul R. Flanders (3)	500	4.5%	$127.00	12/31/2014	$39,935	$101,203
Joseph A. Zirkman (3)	500	4.5%	$127.00	12/31/2014	$39,935	$101,203

(1)	All outstanding stock option awards were cancelled and terminated effective May 3, 2005 in exchange for the issuance of an identical number of shares of common stock. See “Description of Plans – 2005 Stock Awards.”
(2)	Stock option grants for Mr. Biviano became exercisable at the rate of 20% per year beginning on December 31, 2004. All amounts give effect to the combination of all of Carrols Holdings series of common stock into one series of common stock. See “—Description of Plans —Reclassification of Carrols Holdings Common Stock.”
(3)	Stock option grants for Mr. Flanders and Mr. Zirkman were granted under the 1996 Long-Term Incentive Plan. These options were for Carrols Holdings common stock and became exercisable at the rate of 25% per year beginning on December 31, 2004.
(4)	Potential realizable value is based on an assumption that the price of common shares appreciates at 5% and 10% annually (compounded) from the date of grant until the end of the option term. These calculations are based on requirements promulgated by the SEC and are not intended to forecast possible future appreciation of the stock price.

Compensation Committee Interlocks and Insider Participation

During the last fiscal year, no executive officer of ours served as a director of or member of a compensation committee of any entity for which any of the persons serving on our Board of Directors or on the Compensation Committee of the Board of Directors is an executive officer. The Compensation Committee is comprised of Messrs. Chereskin, Wilhite and Gleason.

Board of Directors

Directors’ Compensation. Directors who are our employees do not receive any additional compensation for serving as directors. Directors who are not our employees receive a fee of $15,000 per annum, and Mr. Wilhite also receives an additional fee of $500 for each special board or committee meeting attended by him. All directors are reimbursed for all reasonable expenses they incur while acting as directors, including as members of any committee of the Board of Directors.

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

Description of Plans

Employee Retirement Plan. We offer salaried employees the option to participate in the Carrols Corporation Retirement Savings Plan (“the Plan”). Under the Plan, our contributions begin to vest after one year and fully vest after five years of service. A year of service is defined as a plan year during which an employee completes at least 1,000 hours of service. We may elect to contribute on an annual basis to the Plan. Our contributions are equal to 50% of the employee’s contribution to a maximum contribution of $520 annually for any plan year that we participate in an employee match. The Plan includes a pre-tax savings option pursuant to section 401(k) of the Internal Revenue Code in addition to a post-tax savings option. Participating employees may contribute up to 18% of their salary annually to either of the savings options, subject to other limitations. The employees have various investment options available under a trust established by the Plan. The employee’s contributions may be withdrawn at any time, subject to restrictions on future contributions. Our matching contributions may be withdrawn by the employee under certain conditions of financial necessity or hardship as defined in the Plan. Our contributions to the Carrols Corporation Retirement Savings Plan totaled $432,000 and $426,000 for the years ended December 31, 2003 and 2002, respectively. For the 2004 plan year, we did not make any matching contributions.

Bonus Plans. We have cash bonus plans designed to promote and reward excellent performance by providing employees with incentive compensation. Key senior management executives of each operating division can be eligible for bonuses equal to varying percentages of their respective annual salaries determined by our performance as well as the division’s performance.

Reclassification of Carrols Holdings Common Stock. On October 27, 2004, Carrols Holdings, our sole stockholder, eliminated its “tracking stock” capital structure by combining all of its series of authorized common stock into one series of common stock. In this regard, on October 27, 2004 the authorized series of common stock known as Carrols Holdings’ Pollo Tropical class of common stock and Carrols Holdings’ Taco Cabana class of common stock were each converted into the series of common stock known as Carrols Stock. Since October 27, 2004, the Carrols Stock has been renamed and is now referred to as common stock. We refer to the above-described transaction as the “Combination.” In contemplation of the Combination on October 6, 2004, the Restated Certificate of Incorporation of Carrols Holdings was amended to clarify certain general provisions relating to a combination of its three authorized series of common stock. In addition, effective October 27, 2004, the Restated Certificate of Incorporation of Carrols Holdings was further amended to give effect to the combination.

Prior to October 27, 2004, no shares of Carrols Holdings’ Pollo Tropical class of common stock or Carrols Holdings’ Taco Cabana class of common stock were outstanding. However, as a result of the combination, each outstanding option to purchase a share of Carrols Holdings’, Pollo Tropical class of common stock pursuant to the 1998 Pollo Tropical Long-Term Incentive Plan was converted on October 27, 2004 into an option to purchase 0.4144 shares of Carrols Holdings common stock. Similarly, each outstanding option to purchase a share of Carrols Holdings’ Taco Cabana class of common stock pursuant to the 2001 Taco Cabana Long-Term Incentive Plan was converted on October 27, 2004 into an option to purchase 0.0522 shares of Carrols Holdings common stock. As a result of the combination, options to purchase a total of 97,000 shares of Carrols Holdings’ Pollo Tropical class of common stock and 409,400 shares of Carrols Holdings’ Taco Cabana class of common stock outstanding immediately prior to October 27, 2004 were converted, effective as of October 27, 2004, into options to purchase a total of 61,656 shares of Carrols Holdings common stock. These options, which were previously granted under the 1998 Pollo Tropical Long-Term Incentive Plan and the 2001 Taco Cabana Long-Term Incentive Plan, continued to be governed by such applicable plan, each of which was amended as of October 27, 2004 to reflect the combination.

Long-Term Incentive Plans. Carrols Holdings maintains several long-term incentive plans. These plans and the number of shares reserved for issuance or grant under such plan as of December 31, 2004 are listed below. All outstanding stock option awards were cancelled and terminated effective May 3, 2005 in exchange for the issuance of an identical number of shares of common stock. See “Description of Plans – 2005 Stock Awards”.

	Number of Shares Reserved for Issuance or Grant
Carrols Holdings Corporation 1996 Long-Term Incentive Plan	189,325
Carrols Holdings Corporation 1998 Directors’ Stock Option Plan	10,000
Carrols Holdings Corporation 1998 Pollo Tropical Long-Term Incentive Plan	41,440	*
Carrols Holdings Corporation 2001 Taco Cabana Long-Term Incentive Plan	26,100	*

*	After giving effect to the combination referred to above.

These plans are designed to advance our interests by providing an additional incentive to attract, retain and motivate qualified and competent persons through the encouragement of stock ownership or stock appreciation rights. Under the terms of these plans, Carrols Holdings may grant awards such as “Incentive Stock Options” (as defined under Section 422 of the Internal Revenue Code), nonqualified stock options, stock appreciation rights, restricted stock, performance shares and performance units and other stock-based awards to certain of our employees, including executive officers, and our subsidiaries’ officers and employees. Eligibility under the 1998 Directors’ Stock Option Plan is limited to non-employee directors of our board of directors. Directors that are our employees or employees of Madison Dearborn or BIB, or any of their respective affiliates are not eligible under this plan.

The 1996 Long-Term Incentive Plan and the 1998 Directors’ Stock Option Plan permit the compensation committee of Carrols Holdings board of directors to grant, from time to time, options to purchase shares of Carrols Holdings common stock. Prior to October 27, 2004, the 1998 Pollo Tropical Long-Term Incentive Plan provided for the granting of options to purchase shares of Carrols Holdings’ Pollo Tropical class of common stock and the 2001 Taco Cabana Long-Term Incentive Plan provided for the granting of options to purchase shares of Carrols Holdings’ Taco Cabana class of common stock. Effective October 27, 2004, the 1998 Pollo Tropical Long-Term Incentive Plan and 2001 Taco Cabana Long-Term Incentive Plan were amended to provide for the granting of options to purchase Carrols Holdings common stock.

The vesting periods for options and the expiration dates for exercisability of options granted under these plans are determined by our compensation committee; however, the exercise period for an option granted may not exceed 10 years from the date of the grant. In February, 2002, the compensation committee of Carrols Holdings extended the expiration date to February 29, 2012 for all options granted prior to March 1, 2002 under the 1996 Long-Term Incentive Plan for all named executive officers and certain other of our officers. Carrols Holdings compensation committee determines the option exercise price per share of any option granted; however, the option price per share of an option intended to qualify as an Incentive Stock Option will not be less than the fair market value of Carrols Holdings common stock on the date such option is granted. Payment of such option exercise price will generally be made:

•	in cash;

•	by delivering shares of Carrols Holdings common stock already owned by the holder of such options;

•	by delivering a promissory note (except in the case of executive officers and directors);

•	by a combination of any of the foregoing, in accordance with the terms of the particular plan, the applicable stock option agreement and any applicable guidelines of our compensation committee in effect at the time; or

•	by any other means approved by Carrols Holdings compensation committee.

If the holder of an option issued pursuant to these plans (other than executive officers or directors) elects to pay the exercise price of such option by delivering a promissory note, such promissory note may be either:

•	unsecured and fully recourse against the holder of such option; or

•	nonrecourse with respect to payment of the principal amount, recourse with respect to the payment of interest, and secured by the shares of Carrols Holdings common stock being purchased by such exercise and by other assets having a fair market value equal to not less than 40% of the exercise price of such option. In either event, such note will mature on the fifth anniversary of the date of the note and bear interest at the rate provided under Section 1274(d) of the Internal Revenue Code of 1986, as amended from time to time.

Pursuant to these plans, in the event of a change of control (as defined in the respective plan) any and all options issued and outstanding will vest and become exercisable in full on the date of such change of control.

As soon as practicable but no later than 30 days before such change of control, Carrols Holdings compensation committee will notify any holder of an option granted under the respective plan of such change of control. Further, upon a change of control that qualifies as an approved sale (as defined in the respective plan) in which outstanding Carrols Holdings common stock is converted or exchanged for or becomes a right to receive any cash, property or securities other than illiquid consideration (as defined in the respective plan),

(1)	each option granted under the respective plan will become exercisable solely for the amount of such cash, property or securities that the holder of such option would have been entitled to had such option been exercised immediately prior to such event;

(2)	the holder of such option will be given an opportunity to either:

(a)	exercise such option prior to the consummation of the approved sale and participate in such sale as a holder of Carrols Holdings common stock; or

(b)	upon consummation of the approved sale, receive in exchange for such option consideration equal to the amount determined by multiplying:

(x)	the same amount of consideration per share received by the holders in connection with the approved sale less the exercise price per share of such option by

(y)	the number of shares of common stock represented by such option; and

(3)	to the extent such option is not exercised prior to or simultaneous with such approved sale, any such option will be canceled.

2005 Stock Awards

Effective May 3, 2005, Carrols Holdings issued an aggregate of 260,600 shares of Carrols Holdings common stock in exchange for the cancellation and termination of an identical number of outstanding options to purchase shares of Carrols Holdings’ common stock. As a consequence of the exchange, all outstanding stock options were cancelled and terminated. All shares were issued pursuant to stock award agreements, effective May 3, 2005, which provide that such shares are fully vested and non-forfeitable upon issuance, but may not be sold or otherwise disposed of for a period of two years from the date of issuance. Such agreements also provide that up to an aggregate of 16% of each recipients’ shares (for those recipients that were issued 100 or more shares) are subject to repurchase by Carrols Holdings (at its option) after December 31, 2006 under certain circumstances described in the award agreements. In addition, such shares may be subject to repurchase by Carrols Holdings (at its option) in the event of a termination of employment before the occurrence of certain events.

Description of Employment Agreements

Vituli Employment Agreement. Effective as of May 3, 2005, Carrols entered into an extension of an employment agreement with Alan Vituli which extended the term of an employment agreement dated January 1, 1995, as amended April 3, 1996, as further amended and restated on March 27, 1997, as further amended and extended on April 1, 2002 and as further extended on November 11, 2004, between Carrols and Mr. Vituli upon the same terms and conditions as previously set forth in the employment agreement. Pursuant to the employment agreement, which will expire on December 31, 2006, Mr. Vituli will continue to serve as Chairman of the Board of Directors and Chief Executive Officer of Carrols. The employment agreement is subject to automatic renewals for successive one-year terms unless either Mr. Vituli or we elect not to renew by giving written notice to the other at least 90 days before a scheduled expiration date. The employment agreement provides that Mr. Vituli receive a base salary, which was $600,000 when the agreement was extended on May 3, 2005, and provides that such amount be increased annually by at least $25,000 on each January 1. Pursuant to the employment agreement, Mr. Vituli participates in Carrols’ Executive Bonus Plan and any of our stock option plans applicable to executive employees. The employment agreement also requires us to provide (or reimburse the insurance cost of) medical coverage for Mr. Vituli and his spouse for their respective lives and to maintain the premium payments on a split-dollar life insurance policy on the life of Mr. Vituli providing a death benefit of $1.5 million payable to an irrevocable trust designated by Mr. Vituli. The Company no longer provides for premium payments on this policy. The employment agreement also provides that if Mr. Vituli’s employment is terminated without cause (as defined in the employment agreement) within six months following a change of control (as defined in the employment agreement), Mr. Vituli will receive a cash lump sum equal to his salary during the previous 12 months. The employment agreement also provides that if Mr. Vituli’s employment is terminated by Carrols without cause (other than following a change in control as described above) or Mr. Vituli resigns with good reason (as defined in the employment agreement), Mr. Vituli will receive a cash payment in an amount equal to 2.99 times his average salary plus average annual bonus for the prior five years. The employment agreement includes non-competition and non-solicitation provisions effective during the term of the employment agreement and for two years following its termination.

Accordino Employment Agreement. Effective as May 3, 2005, Carrols entered into an extension of an employment agreement with Daniel T. Accordino which extended the term of an employment agreement dated January 1, 1995, as amended April 3, 1996, as further amended and restated on March 27, 1997, as further amended and extended on April 1, 2002 and as further extended on November 11, 2004, between Carrols and Mr. Accordino upon the same terms and conditions as previously set forth in the employment agreement. Pursuant to the employment agreement, which will expire on December 31, 2006, Mr. Accordino will continue to serve as President and Chief Operating Officer of Carrols. The employment agreement is subject to automatic renewals for successive one-year terms unless either Mr. Accordino or we elect not to renew by giving written notice to the other at least 90 days before a scheduled expiration date. The employment agreement provides that Mr. Accordino receive a base salary, which was $460,000 when the agreement was extended, and provides that such amount be increased annually by at least $20,000 on each January 1. Pursuant to the employment agreement, Mr. Accordino participates in Carrols’ Executive Bonus Plan and any of our stock option plans applicable to executive employees. The employment agreement also requires us to provide (or reimburse the insurance cost of) medical coverage for Mr. Accordino and his spouse for their respective lives and to maintain the premium payments on a split-dollar life insurance policy on the life of Mr. Accordino providing a death benefit of $1.0 million payable to an irrevocable trust designated by Mr. Accordino. The Company no longer provides for premium payments on this policy. The employment agreement also provides that if Mr. Accordino’s employment is terminated without cause (as defined in the employment agreement) within six months following a change of control (as defined in the employment agreement), Mr. Accordino will receive a cash lump sum equal to his salary during the previous 12 months. The employment agreement also provides that if Mr. Accordino’s employment is terminated by Carrols without cause (other than following a change in control as described above) or Mr. Accordino resigns with good reason (as defined in the employment agreement), Mr. Accordino will receive a cash payment in an amount equal to 2.99 times his average salary plus average annual bonus for the prior five years. The employment agreement includes non-competition and non-solicitation provisions effective during the term of the employment agreement and for two years following its termination.

Option Agreements

Vituli and Accordino Option Agreements Pursuant to the 1996 Long-Term Incentive Plan. In March 1997, Carrols Holdings granted options to purchase 43,350 and 28,900 shares of its common stock under the 1996 Long-Term Incentive Plan at an exercise price of $101.7646 per share in exchange for options then held by the Vituli Family Trust and by Mr. Accordino, respectively. These options had a term of 10 years from the date of grant and became exercisable at varying rates through December 31, 2000 at which time they became fully vested. On March 1, 2002, the expiration date for these options was extended to February 29, 2012.

On March 1, 2002, Carrols Holdings granted to Mr. Vituli and Mr. Accordino, under the 1996 Long-Term Incentive Plan, options to purchase 39,045 and 26,030 shares of its common stock, respectively. These options had a term of 10 years from the date of grant, an exercise price of $113.00 per share and were immediately exercisable when issued.

All outstanding stock option awards were cancelled and terminated effective May 3, 2005 in exchange for the issuance of an identical number of shares of common stock. See “Description of Plans – 2005 Stock Awards”.

Non-Plan Option Agreements. In March 1997, Carrols Holdings granted to Mr. Vituli, Mr. Accordino and Mr. Zirkman nonqualified stock options to purchase 29,480, 2,579 and 368 shares, respectively, of its common stock at an exercise price of $101.7646 per share. The options had a term of 10 years from the date of grant and became exercisable on the five consecutive anniversaries of the date of grant. On March 1, 2002, the expiration date for these options was extended to February 29, 2012. These options had substantially the same terms as options issued under the 1996 Long-Term Incentive Plan with respect to: (1) the method of payment of the exercise price of the option and (2) the effect of a change of control (as defined in the 1996 Long-Term Incentive Plan).

All outstanding stock option awards were cancelled and terminated effective May 3, 2005 in exchange for the issuance of an identical number of shares of common stock. See “Description of Plans – 2005 Stock Awards”.

Change of Control Agreement. On December 27, 2002, we entered into a change of control agreement with each of Mr. Flanders, Mr. Zirkman, and four of our other officers. Each change of control agreement provides that if within one year following a change of control (as defined in the change of control agreement) of either Carrols Holdings or Carrols, an employee’s employment is terminated by us without cause (as defined in the change of control agreement) or by the employee for good reason (as defined in the change of control agreement), then such employee will be entitled to receive (a) a lump sum payment in the amount equal to one year’s salary at the then current rate, (b) a prorated bonus payment through the date of termination and in accordance with the Executive Bonus Plan then in effect and (c) continued coverage under our welfare and benefits plans for such employee and his dependents for a period of up to one year or sooner if such benefits are provided to the employee by a new employer. The payments and benefits due under each change of control agreement cannot be reduced by any compensation earned by the employee or any benefits provided to the employee as a result of employment by another employer or otherwise. The payments are also not subject to any set-off, counterclaim, recoupment, defense or other right that we may have against the employee.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth the number and percentage of shares of voting common stock of Carrols and of Carrols Holdings beneficially owned, as of May 31, 2005, by (i) each person who is known by us to own beneficially more than 5% of our common stock; (ii) each member of our current board of directors; (iii) each of our named executive officers; and (iv) all members of our board of directors and our executive officers as a group.

The amounts and percentages of common stock beneficially owned are reported on the basis of regulations of the SEC governing the determination of beneficial ownership of securities. Under the rules of the SEC, a person is deemed to be a “beneficial owner” of a security if that person has or shares “voting power,” which includes the power to vote or to direct the voting of such security, or “investment power,” which includes the power to dispose of or direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which that person has a right to acquire beneficial ownership within 60 days. All persons listed have sole voting and investment power with respect to their shares unless otherwise indicated.

	Shares Beneficially Owned
	Number	Percentage
Stockholder of Carrols Corporation:
Carrols Holdings Corporation	10	100%

Stockholders of Carrols Holdings Corporation: (1)(2)
BIB Holdings (Bermuda) Ltd. (3)	566,667	40.2%
Madison Dearborn Capital Partners, L.P.	283,333	20.1%
Madison Dearborn Capital Partners II, L.P.	283,334	20.1%
Alan Vituli (4)	121,702	8.7%
Daniel T. Accordino	58,369	4.1%
Paul R. Flanders	6,525	*
Joseph A. Zirkman	6,113	*
Timothy J. LaLonde	2,022	*
Michael A. Biviano	6,359	*
James E. Tunnessen	4,544	*
Lewis S. Shaye	2,000	*
Benjamin D. Chereskin	—	—
Brian F. Gleason	—	—
Robin P. Selati	—	—
Olaseni Adeyemi Sonuga	—	—
Clayton E. Wilhite	4,000	*
Directors and executive officers as a group (13 persons)	211,634	15.0%

*	Less than 1%

(1)	The percentage of outstanding shares is based on 1,406,744 shares of common stock outstanding as of May 31, 2005. The number of shares of common stock shown in the table includes shares that were issued on May 3, 2005 to executive officers and a director in exchange for the cancellation and termination of all of their existing stock options. The number of shares issued to each person was identical to the number of stock options held and were as follows: 111,875 shares for Mr. Vituli; 57,509 shares for Mr. Accordino; 6,525 shares for Mr. Flanders; 5,990 shares for Mr. Zirkman; 2,022 shares for Mr. LaLonde; 6,359 shares for Mr. Biviano; 4,544 shares for Mr. Tunnessen; 2,000 shares for Mr. Shaye and 4,000 shares for Mr. Wilhite.

(2)

The address of BIB Holdings (Bermuda) Ltd is c/o Dilmun Investments, Inc., 84 West Park Place, Stamford, CT 06901. The address of both Madison Dearborn Capital Partners, L.P. and Madison Dearborn Capital Partners II, L.P. is Three First National Plaza, Suite 3800, Chicago, IL 60602. The address of the directors and executive officers listed is c/o Carrols Corporation, 968 James Street, Syracuse, NY 13203.

(3)	These 566,667 shares of common stock were previously owned by Atlantic Restaurants, Inc., which was formed to effect the acquisition of Carrols in 1996. Atlantic Restaurants, which was a wholly-owned subsidiary of BIB Holdings, was merged into BIB Holdings on February 10, 1999. BIB Holdings is a wholly-owned subsidiary of Bahrain International Bank. The stockholders and creditors of Bahrain International Bank agreed in May 2004 to an asset realization protocol under which Bahrain International Bank’s assets will be liquidated.

(4)	All shares are held by the Vituli Family Trust and deemed to be beneficially owned by Mr. Vituli.

Equity Compensation Plan Information

The following table provides information, as of December 31, 2004, with respect to all of Carrols Holdings’ compensation plans under which equity securities of Carrols Holdings are authorized for issuance:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance
Equity compensation plans approved by security holders:
1996 Long-Term Incentive Plan	185,597	$110.22	3,226
1998 Directors’ Stock Option Plan	4,000	$118.38	6,000
1998 Pollo Tropical Long-Term Incentive Plan	19,503	$153.40	492
2001 Taco Cabana Long-Term Incentive Plan	20,809	$156.46	5,291
Non-Plan Options	32,427	$101.76	—

Subtotal	262,336	$116.18	15,009
Equity compensation plans not approved by security holders	—	—	—

Total	262,336	$116.18	15,009

All outstanding stock option awards were cancelled and terminated effective May 3, 2005 in exchange for the issuance of an identical number of shares of common stock. See “Description of Plans – 2005 Stock Awards”.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Stockholders Agreement. On March 27, 1997, in connection with the investment by Madison Dearborn Capital Partners, L.P. and Madison Dearborn Capital Partners II, L.P., all holders of Carrols Holdings’ common stock entered into a Stockholders Agreement. In general, the agreement (as amended in October 2003) provides that all holders of Carrols Holdings’ common stock will vote their common stock in order to cause the following individuals to be elected to the Board of Directors of Carrols Holdings and each of its subsidiaries (including us):

(a)	three representatives designated collectively by Madison Dearborn Capital Partners, L.P. and Madison Dearborn Capital Partners II, L.P., provided that the third designee shall not be entitled to remain on the Board of Directors unless BIB Holdings has three designees serving on the Board of Directors at such time (so long as BIB Holdings is entitled to three Board designees at such time) subject to adjustment if the percentage holdings of Madison Dearborn Capital Partners, L.P. and Madison Dearborn Capital Partners II, L.P. collectively, decreases below a certain threshold;

(b)	three representatives designated by BIB Holdings, provided that the third designee shall not be entitled to remain on the Board of Directors unless Madison Dearborn has three designees serving on the Board of Directors at such time (so long as Madison Dearborn is entitled to three Board designees at such time), subject to adjustment if the percentage holdings of BIB Holdings decreases below a certain threshold; and

(c)	two representatives designated by Mr. Vituli as long as Mr. Vituli is our Chief Executive Officer.

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

Registration Rights Agreement. On March 27, 1997, in connection with the investment by Madison Dearborn Capital Partners, L.P. and Madison Dearborn Capital Partners II, L.P., those entities, BIB Holdings, Alan Vituli, Daniel T. Accordino and Joseph A. Zirkman entered into a registration agreement with Carrols Holdings. The registration agreement provides for demand and piggyback registration rights with respect to Carrols Holdings’ common stock. Madison Dearborn Capital Partners, L.P. and Madison Dearborn Capital Partners II, L.P. or BIB Holdings may demand registration under the Securities Act of all or any portion of their shares of Carrols Holdings’ common stock or options for shares of Carrols Holdings’ common stock (the “Registrable Securities”), provided that:

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

Whenever Carrols Holdings proposes to register any of its securities (other than pursuant to a demand registration) and the registration form may be used for the registration of Registrable Securities, Carrols Holdings shall give prompt written notice to all holders of Registrable Securities of its intention to effect such a registration and shall include in such registration all Registrable Securities to which Carrols Holdings has received written requests for inclusion in such registration within 20 days after receipt of Carrols Holdings’ notice. Carrols Holdings shall pay the registration expenses of the holders of Registrable Securities in all such piggyback registrations. The Registration Agreement contains typical “cut back” provisions in connection with both demand registrations and piggyback registrations. Carrols Holdings will provide the holders of the Registrable Securities with typical indemnification in the event of certain misstatements or omissions made in connection with both demand registrations and piggyback registrations.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table summarizes the aggregate fees billed to us by our independent registered public accounting firm, PricewaterhouseCoopers LLP:

	Year Ended December 31,
	2003	2004
	(In thousands)
Audit Fees (a)	$322	$685
Audit-Related Fees (b)	4	507

Total Audit and Audit Related Fees	326	1,192
Tax Fees (c)	48	114
All Other Fees (d)	7	—

Total	$381	$1,306

(a)	Audit fees include services related to the audit of the Company’s annual consolidated financial statements and review of the interim quarterly consolidated financial statements. Audit fees for the year ended December 31, 2004 are amounts billed to date and are subject to finalization.
(b)	Audit-related fees for 2003 were for annual employee benefit plan audits. Audit-related fees for 2004 were substantially in connection with our refinancing transactions during 2004 and $5,000 for employee benefit plan audits.
(c)	Fees for tax services billed in 2003 and 2004 consisted of $10,000 for tax compliance in each year and $38,000 and $104,000 respectively, for tax planning and advice, which included an earnings and profits study.
(d)	Other fees for 2003 consisted of billings for actuarial services. PWC no longer provides actuarial services to the Company, effective in the third quarter of 2003.

	Year Ended December 31
	2003	2004
Percentage of Tax Planning and Advice Fees and All Other Fees to Audit Fees, Audit-Related Fees and Tax Compliance Fees	13.4%	7.8%

In considering the nature of the services provided by the independent registered public accountants, the Audit Committee determined that such services are compatible with the provision of independent audit services. The Audit Committee discussed these services with the independent auditor and Company management to determine that they are permitted under the rules and regulations concerning auditor independence promulgated by the Securities and Exchange Commission in connection with the Sarbanes-Oxley Act of 2002.

Pre-Approval Policy

The services performed by the independent auditor in 2004 were pre-approved in accordance with the pre-approval procedures adopted by the Audit Committee. All requests for audit, audit-related, tax, and other services must be submitted to the Audit Committee for specific pre-approval and cannot commence until such pre-approval has been granted.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) (1) Financial Statements

(a) (2) Financial Statement Schedules

Schedule	Description	Page
II	Valuation and Qualifying Accounts	F-40

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

(a) (3) Exhibits

EXHIBIT INDEX

Exhibit Number	Description

3.1	Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.(3)(a) to Carrols Corporation’s 1987 Annual Report on Form 10-K)

3.2	Restated By-laws (incorporated by reference to Exhibit 3.(3)(b) to Carrols Corporation’s 1986 Annual Report on Form 10-K)

3.3	Certificate of Amendment to the Restated Certificate of Incorporation of Carrols Holdings Corporation (incorporated by reference to Exhibit 3.3 to Carrols Corporation’s September 30, 2001 Quarterly Report on Form 10-Q)

3.4	Certificate of Amendment to the Restated Certificate of Incorporation of Carrols Holdings Corporation (incorporated by reference to Exhibit 3.1 to Carrols Corporation’s Form 8-K filed on November 1, 2004)

3.5	Certificate of Amendment to the Restated Certificate of Incorporation of Carrols Holdings Corporation (incorporated by reference to Exhibit 3.2 to Carrols Corporation’s Form 8-K filed on November 1, 2004)

Exhibit Number	Description

4.1	Form of Stockholders Agreement by and among Carrols Holdings Corporation, Madison Dearborn Capital Partners, L.P., Madison Dearborn Capital Partners II, L.P., Atlantic Restaurants, Inc., Alan Vituli, Daniel T. Accordino and Joseph A. Zirkman (incorporated by reference to Exhibit 10.23 to Carrols Corporation’s 1996 Annual Report on Form 10-K)

4.2	First Amendment, dated as of October 14, 2003, to Carrols Holdings Corporation Stockholders Agreement (incorporated by reference to Exhibit 4.6 to Carrols Corporation’s 2004 Annual Report on Form 10-K)

4.3	Form of Registration Agreement by and among Carrols Holdings Corporation, Atlantic Restaurants, Inc., Madison Dearborn Capital Partners, L.P., Madison Dearborn Capital Partners II, L.P., Alan Vituli, Daniel T. Accordino and Joseph A. Zirkman (incorporated by reference to Exhibit 10.24 to Carrols Corporation’s 1996 Annual Report on Form 10-K)

4.4	Registration Rights Agreement dated as of December 15, 2004, by and among Carrols Corporations, the Guarantors named therein, J.P. Morgan Securities Inc., Banc of America Securities LLC, Lehman Brothers Inc., Wachovia Capital Markets, LLC and SunTrust Capital Markets, Inc. (incorporated by reference to Exhibit 10.1 to Carrols Corporation’s Form 8-K filed on December 21, 2004)

10.1 (1)	Carrols Corporation 1996 Long Term Incentive Plan (incorporated by reference to Exhibit 10.20 to Carrols Corporation 1996 Annual Report on Form 10-K)

10.2 (1)	Stock Option Agreement dated as of December 30, 1996 by and between Carrols Corporation and Alan Vituli (incorporated by reference to Exhibit 10.21 to Carrols Corporation 1996 Annual Report on Form 10-K)

10.3 (1)	Stock Option Agreement dated as of December 30, 1996 by and between Carrols Corporation and Daniel T. Accordino (incorporated by reference to Exhibit 10.22 to Carrols Corporation 1996 Annual Report on Form 10-K)

10.4 (1)	Form of Second Amended and Restated Employment Agreement dated March 27, 1997 by and between Carrols Corporation and Alan Vituli (incorporated by reference to Exhibit 10.25 to Carrols Corporation’s 1996 Annual Report on Form 10-K)

10.5 (1)	Form of Second Amended and Restated Employment Agreement dated March 27, 1997 by and between Carrols Corporation and Daniel T. Accordino (incorporated by reference to Exhibit 10.26 to Carrols Corporation’s 1996 Annual Report on Form 10-K)

10.6 (1)	Form of Carrols Holdings Corporation 1996 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.27 to Carrols Corporation’s 1996 Annual Report on Form 10-K)

10.7 (1)	Form of Stock Option Agreement by and between Carrols Holdings Corporation and Alan Vituli (incorporated by reference to Exhibit 10.28 to Carrols Corporation’s 1996 Annual Report on Form 10-K)

10.8 (1)	Form of Stock Option Agreement by and between Carrols Holdings Corporation and Daniel T. Accordino (incorporated by reference to Exhibit 10.29 to Carrols Corporation’s 1996 Annual Report on Form 10-K)

10.9 (1)	Form of Unvested Stock Option Agreement by and between Carrols Holdings Corporation and Alan Vituli (incorporated by reference to Exhibit 10.30 to Carrols Corporation’s 1996 Annual Report on Form 10-K)

10.10 (1)	Form of Unvested Stock Option Agreement by and between Carrols Holdings Corporation and Daniel T. Accordino (incorporated by reference to Exhibit 10.31 to Carrols Corporation’s 1996 Annual Report on Form 10-K)

Exhibit Number	Description

10.11 (1)	Form of Unvested Stock Option Agreement by and between Carrols Holdings Corporation and Joseph A. Zirkman (incorporated by reference to Exhibit 10.32 to Carrols Corporation’s 1996 Annual Report on Form 10-K)

10.12 (1)	Carrols Holdings Corporation 1998 Directors’ Stock Option Plan (incorporated by reference to Exhibit 10.29 to Carrols Corporation Form S-4 filed on February 2, 1999)

10.13 (1)	Carrols Holdings Corporation 1998 Pollo Tropical Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to Carrols Corporation’s September 30, 1999 Quarterly Report on Form 10-Q)

10.14 (1)	Carrols Corporation Retirement Savings Plan dated April 1, 1999 (incorporated by reference to Exhibit 10.29 to Carrols Corporation’s 1999 Annual Report on Form 10-K)

10.15 (1)	Carrols Holdings Corporation 2001 Taco Cabana Long-Term Incentive Plan (incorporated by reference to Exhibit 10.25 to Carrols Corporation’s 2002 Annual Report on Form 10-K)

10.16 (1)	Carrols Corporation and Subsidiaries Deferred Compensation Plan dated January 1, 2002 (incorporated by reference to Exhibit 10.26 to Carrols Corporation’s March 31, 2002 Quarterly Report on Form 10-Q)

10.17 (1)	Extension of Employment Agreement dated March 27, 2002 by and between Carrols Corporation and Alan Vituli (incorporated by reference to Exhibit 10.27 to Carrols Corporation’s June 30, 2002 Quarterly Report on Form 10-Q)

10.18 (1)	Extension of Employment Agreement dated March 27, 2002 by and between Carrols Corporation and Daniel T. Accordino (incorporated by reference to Exhibit 10.28 to Carrols Corporation’s June 30, 2002 Quarterly Report on Form 10-Q)

10.19 (1)	Carrols Corporation Retirement Savings Plan July 1, 2002 Restatement (incorporated by reference to Exhibit 10.29 to Carrols Corporation’s September 29, 2002 Quarterly Report on Form 10-Q)

10.20 (1)	Addendum incorporating EGTRRA Compliance Amendment to Carrols Corporation Retirement Savings Plan dated September 12, 2002 (incorporated by reference to Exhibit 10.30 to Carrols Corporation’s September 29, 2002 Quarterly Report on Form 10-Q)

10.21 (1)	Carrols Corporation Change of Control Agreement dated December 27, 2002 (incorporated by reference to Exhibit 10.31 to Carrols Corporation’s 2003 Annual Report on Form 10-K)

10.22 (1)	Extension of Stock Option Awards dated March 1, 2002 by and between Carrols Holdings Corporation and Alan Vituli (incorporated by reference to Exhibit 10.32 to Carrols Corporation’s 2003 Annual Report on Form 10-K)

10.23 (1)	Extension of Stock Option Awards dated March 1, 2002 by and between Carrols Holdings Corporation and Daniel T. Accordino (incorporated by reference to Exhibit 10.33 to Carrols Corporation’s 2003 Annual Report on Form 10-K)

10.24 (1)	Extension of Stock Option Awards dated March 1, 2002 by and between Carrols Holdings Corporation and Paul Flanders (incorporated by reference to Exhibit 10.34 to Carrols Corporation’s 2003 Annual Report on Form 10-K)

10.25 (1)	Extension of Stock Option Awards dated March 1, 2002 by and between Carrols Holdings Corporation and Joseph Zirkman (incorporated by reference to Exhibit 10.35 to Carrols Corporation’s 2003 Annual Report on Form 10-K)

10.26 (1)	Extension of Stock Option Awards dated March 1, 2002 by and between Carrols Holdings Corporation and Timothy LaLonde (incorporated by reference to Exhibit 10.36 to Carrols Corporation’s 2003 Annual Report on Form 10-K)

Exhibit Number	Description

10.27 (1)	Extension of Stock Option Awards dated March 1, 2002 by and between Carrols Holdings Corporation and Michael Biviano (incorporated by reference to Exhibit 10.37 to Carrols Corporation’s 2003 Annual Report on Form 10-K)

10.28 (1)	First Amendment, dated as of January 1, 2004, to Carrols Corporation Retirement Savings Plan (incorporated by reference to Exhibit 10.35 to Carrols Corporation’s 2004 Annual Report on Form 10-K)

10.29 (1)	Carrols Holdings Corporation First Amended and Restated 1998 Pollo Tropical Long-Term Incentive Plan (incorporated by reference to Exhibit 10.37 to Carrols Corporation’s 2004 Annual Report on Form 10-K)

10.30 (1)(2)	Extension of Employment Agreement dated November 11, 2004 by and between Carrols Corporation and Alan Vituli

10.31 (1)(2)	Extension of Employment Agreement dated as of May 3, 2005 by and between Carrols Corporation and Alan Vituli

10.32 (1)(2)	Extension of Employment Agreement dated November 11, 2004 by and between Carrols Corporation and Daniel T. Accordino

10.33 (1)(2)	Extension of Employment Agreement dated as of May 3, 2005 by and between Carrols Corporation and Daniel T. Accordino

10.34 (1)	Amendment to Carrols Holdings Corporation 1998 Pollo Tropical Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to Carrols Corporation’s Form 8-K filed on November 1, 2004)

10.35 (1)	Amendment to Carrols Holdings Corporation 2001 Taco Cabana Long-Term Incentive Plan (incorporated by reference to Exhibit 10.2 to Carrols Corporation’s Form 8-K filed on November 1, 2004)

10.36	Loan Agreement dated as of December 15, 2004, by and among Carrols Corporation, JPMorgan Chase Bank N.A., Bank of America N.A., Wachovia Bank, National Association, Manufacturers and Traders Trust Company, Suntrust Bank and other lenders now or hereafter partied hereto (incorporated by reference to Exhibit 10.3 to Carrols Corporation’s Form 8-K filed on December 21, 2004)

10.37	Indenture dated as of December 15, 2004, by and among Carrols Corporation and the Bank of New York, as Trustee (incorporated by reference to Exhibit 10.2 to Carrols Corporation’s Form 8-K filed on December 21, 2004)

10.38 (1)(2)	Form of Stock Award Agreement of Carrols Holdings Corporation dated as of May 3, 2005

10.39 (1)(2)	Form of Exchange Agreement dated as of May 3, 2005 by and between Carrols Holdings Corporation and Vituli Family Trust

10.40 (1)(2)	Form of Stock Award Agreement dated as of May 3, 2005 by and between Carrols Holdings Corporation and Daniel T. Accordino

10.41 (1)(2)	Form of Stock Award Agreement dated as of May 3, 2005 by and between Carrols Holdings Corporation and Clayton E. Wilhite

10.42 (1)(2)	Form of Stock Award Agreement dated as of May 3, 2005 by and between Carrols Holdings Corporation and Paul Flanders

10.43 (1)(2)	Form of Stock Award Agreement dated as of May 3, 2005 by and between Carrols Holdings Corporation and Joseph Zirkman

Exhibit Number	Description

10.44 (1)(2)	Form of Stock Award Agreement dated as of May 3, 2005 by and between Carrols Holdings Corporation and Michael Biviano

21.1 (2)	List of Subsidiaries

31.1 (2)	Chief Executive Officer’s Certificate Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 (2)	Chief Financial Officer’s Certificate Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 (2)	Chief Executive Officer’s Certificate Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2 (2)	Chief Financial Officer’s Certificate Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Management contract or compensatory plan or arrangement identified pursuant to this report.
(2)	Filed herewith.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholder

of Carrols Corporation:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1), present fairly, in all material respects, the financial position of Carrols Corporation and its subsidiaries at December 31, 2004 and December 31, 2003 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2), presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 2 to the consolidated financial statements, the consolidated financial statements as of December 31, 2003 and for the years ended December 31, 2003 and 2002 have been restated.

/s/ PricewaterhouseCoopers LLP

Syracuse,	New York
July	27, 2005

CARROLS CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

December 31, 2004 and 2003

(in thousands of dollars)

	2004	Restated Note 2 2003
ASSETS
Current assets:
Cash and cash equivalents	$31,466	$2,414
Trade and other receivables, net of reserves of $81 and $94, respectively	2,578	1,309
Inventories	4,831	4,936
Prepaid rent	3,589	2,534
Prepaid expenses and other current assets	4,358	4,043
Refundable income taxes	3,326	—
Deferred income taxes (Note 10)	6,242	6,286

Total current assets	56,390	21,522
Property and equipment, net (Note 3)	192,530	222,169
Franchise rights, net (Note 4)	90,056	93,289
Goodwill (Note 4)	123,724	123,724
Franchise agreements, at cost less accumulated amortization of $4,954 and $4,432, respectively	6,480	6,959
Deferred income taxes (Note 10)	9,307	3,228
Other assets	14,585	10,495

Total assets	$493,072	$481,386

LIABILITIES AND STOCKHOLDER’S EQUITY (DEFICIT)
Current liabilities:
Current portion of long-term debt (Notes 6 and 7)	$2,611	$14,005
Current portion of lease financing obligations (Note 8)	2,595	2,288
Accounts payable	17,581	17,230
Accrued interest	956	1,549
Accrued payroll, related taxes and benefits	24,940	12,840
Accrued bonus to employees and director (Note 11)	20,860	—
Accrued income taxes payable	—	836
Other liabilities	13,957	14,897

Total current liabilities	83,500	63,645

Long-term debt, net of current portion (Notes 6 and 7)	398,614	281,827
Lease financing obligations, net of current portion (Note 8)	79,802	82,397
Deferred income—sale-leaseback of real estate (Note 6)	11,584	8,841
Accrued postretirement benefits (Note 16)	3,504	2,962
Other liabilities (Note 5)	28,452	30,099

Total liabilities	605,456	469,771

Commitments and contingencies (Notes 6 and 14)

Stockholder’s equity (deficit) (Notes 11 and 12):
Common stock, par value $1; authorized 1,000 shares, issued and outstanding – 10 shares	—	—
Additional paid-in capital	(92,309)	24,485
Accumulated deficit	(20,075)	(12,870)

Total stockholder’s equity (deficit)	(112,384)	11,615

Total liabilities and stockholder’s equity (deficit)	$493,072	$481,386

The accompanying notes are an integral part of these financial statements.

CARROLS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

Years Ended December 31, 2004, 2003 and 2002

(in thousands of dollars)

	2004	Restated Note 2 2003	Restated Note 2 2002
Revenues:
Restaurant sales	$696,343	$643,579	$655,545
Franchise royalty revenues and fees	1,536	1,406	1,482

Total revenues	697,879	644,985	657,027

Costs and expenses:
Cost of sales	202,624	181,182	183,976
Restaurant wages and related expenses	206,732	194,315	196,258
Restaurant rent expense	35,699	31,710	31,187
Other restaurant operating expenses	92,891	89,880	87,335
Advertising expense	24,711	27,351	28,041
General and administrative (including stock-based compensation expense (income) of $1,818, $253, and $(151), respectively)	43,578	37,376	36,459
Depreciation and amortization	40,180	42,008	41,352
Impairment losses (Note 3)	1,544	4,151	1,285
Bonus to employees and director (Note 11)	20,860	—	—
Other expense (Note 9)	2,320	—	—

Total operating expenses	671,139	607,973	605,893

Income from operations	26,740	37,012	51,134
Interest expense	31,320	34,069	36,700
Loss on extinguishment of debt (Note 7)	8,913	—	—

Income (loss) before income taxes	(13,493)	2,943	14,434
Provision (benefit) for income taxes (Note 10)	(6,288)	1,124	5,169

Net income (loss)	$(7,205)	$1,819	$9,265

The accompanying notes are an integral part of these financial statements.

CARROLS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER’S EQUITY (DEFICIT)

Years Ended December 31, 2004, 2003 and 2002

(in thousands of dollars)

	Common Stock	Additional Paid-In- Capital	Accumulated Deficit	Total Stockholder’s Equity (Deficit)
Balance at December 31, 2001, as previously reported	$—	$24,485	$(15,597)	$8,888
Restatement adjustments (Note 2)	—	—	(8,357)	(8,357)

Balance at December 31, 2001, restated (Note 2)	—	24,485	(23,954)	531
Net income (restated)	—	—	9,265	9,265

Balance at December 31, 2002, restated (Note 2)	—	24,485	(14,689)	9,796
Net income (restated)	—	—	1,819	1,819

Balance at December 31, 2003, restated (Note 2)	—	24,485	(12,870)	11,615
Net loss	—	—	(7,205)	(7,205)
Dividends declared (Note 11)	—	(116,794)	—	(116,794)

Balance at December 31, 2004	$—	$(92,309)	$(20,075)	$(112,384)

The accompanying notes are an integral part of these financial statements.

CARROLS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, 2004, 2003 and 2002

(in thousands of dollars)

	2004	Restated Note 2 2003	Restated Note 2 2002
Cash flows provided from operating activities:
Net income (loss)	$(7,205)	$1,819	$9,265
Adjustments to reconcile net income (loss) to net cash provided from operating activities:
(Gain)/loss on disposal of property and equipment	(176)	(386)	24
Depreciation and amortization	40,180	42,008	41,352
Amortization of deferred financing costs	1,419	1,445	1,437
Amortization of unearned purchase discounts	2,154	2,146	2,155
Amortization of deferred gains from sale-leaseback transactions	(626)	(269)	(65)
Impairment losses	1,544	4,151	1,285
Loss on extinguishment of debt	8,913	—	—
Deferred income taxes	(6,035)	(773)	5,129
Changes in operating assets and liabilities:
Income taxes	(4,162)	2,089	153
Accounts payable	(1,274)	1,131	(521)
Accrued payroll, related taxes and benefits	11,484	(3,332)	1,992
Accrued bonus to employees and director	20,860	—	—
Other liabilities – current	1,762	381	(450)
Accrued interest	(593)	134	(103)
Other liabilities – long-term	(4,736)	(3,817)	(5,533)
Other	(857)	1,512	(156)

Net cash provided from operating activities	62,652	48,239	55,964

Cash flows used for investing activities:
Capital expenditures:
New restaurant development	(11,421)	(18,598)	(27,465)
Lessor reimbursement	754	—	—

Net new restaurant development	(10,667)	(18,598)	(27,465)
Restaurant remodeling	(845)	(3,317)	(16,254)
Other restaurant expenditures	(7,643)	(6,925)	(9,018)
Corporate and restaurant information systems	(1,071)	(1,404)	(1,418)

Net capital expenditures	(20,226)	(30,244)	(54,155)
Properties purchased for sale-leaseback	(1,574)	(3,149)	(925)
Proceeds from dispositions of property and equipment	1,174	3,921	9

Net cash used for investing activities	(20,626)	(29,472)	(55,071)

Cash flows used for financing activities:
Payments on revolving credit facility, net	(600)	(52,200)	(2,700)
Scheduled principal payments on term loans	(10,125)	(11,000)	(8,500)
Proceeds from issuance of debt	400,000	—	—
Tender and redemption of 9 ½% senior subordinated notes	(175,756)	—	—
Repayment of borrowings under previous credit facility	(113,375)	—	—
Financing costs associated with issuance of debt	(8,792)	—	—
Dividends paid	(116,794)	—	—
Principal payments on lease financing obligations	(2,288)	(2,017)	(1,769)
Payments on other notes payable, net	(117)	(847)	(978)
Principal payments on capital leases	(390)	(446)	(551)
Proceeds from sale-leaseback transactions	15,263	47,619	13,738

Net cash used for financing activities	(12,974)	(18,891)	(760)

Net increase (decrease) in cash and cash equivalents	29,052	(124)	133
Cash and cash equivalents, beginning of year	2,414	2,538	2,405

Cash and cash equivalents, end of year	$31,466	$2,414	$2,538

Supplemental disclosures:
Interest paid on long-term debt and financing obligations	$30,300	$32,229	$35,058
Income taxes paid (refunded), net	$3,905	$(195)	$1,494

The accompanying notes are an integral part of these financial statements.

CARROLS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2004, 2003 and 2002

(in thousands of dollars)

1. Summary of Significant Accounting Policies

Basis of Consolidation. The consolidated financial statements include the accounts of Carrols Corporation and its subsidiaries (the “Company”). All intercompany transactions have been eliminated in consolidation. The Company is a wholly-owned subsidiary of Carrols Holdings Corporation (“Holdings”).

Business Description. At December 31, 2004, the Company operated, as franchisee, 348 quick-service restaurants under the trade name “Burger King” in thirteen Northeastern, Midwestern and Southeastern states. At December 31, 2004, the Company also owned and operated 63 Pollo Tropical restaurants located in Florida and franchised 24 Pollo Tropical restaurants in Puerto Rico, Ecuador and Florida. At December 31, 2004, the Company owned and operated 126 Taco Cabana restaurants located primarily in Texas and franchised seven restaurants in Texas, New Mexico and Georgia.

Use of Estimates. The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements. Estimates also affect the reported amounts of revenues and expenses during the reporting periods. Significant items subject to such estimates and assumptions include: accrued occupancy costs, insurance liabilities, legal obligations, income taxes, evaluation of goodwill, impairment of long-lived assets and impairment of Burger King franchise rights. Actual results could differ from those estimates.

Fiscal Year. The Company uses a 52-53 week fiscal year ending on the Sunday closest to December 31. All references herein to fiscal years ended December 29, 2002, December 28, 2003 and January 2, 2005 will be referred to as fiscal years December 31, 2002, 2003 and 2004, respectively. Our fiscal year ended December 31, 2004 contained 53 weeks. Our fiscal years ended December 31, 2003 and 2002 each contained 52 weeks.

Reclassifications. Certain amounts for prior years have been reclassified to conform to the current year presentation.

Cash and Cash Equivalents. The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. At December 31, 2004 the Company had $28.0 million invested in money market funds.

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

Owned buildings	5 to 30 years
Equipment	3 to 15 years
Computer hardware and software	3 to 7 years
Capital leases	Shorter of useful life or lease term

CARROLS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2004, 2003 and 2002

(in thousands of dollars)

Leasehold improvements are being depreciated over the shorter of their useful lives or the underlying lease term. In circumstances where an economic penalty, as defined under Statement of Financial Accounting Standards No. 98 (“SFAS”), Accounting for Leases, would be presumed by not exercising one or more renewal options under the lease, the Company includes those renewal option periods when determining the lease term. For significant leasehold improvements made during the latter part of the lease term, the Company amortizes those improvements over the shorter of their useful life or an extended lease term. The extended lease term would consider the exercise of renewal options if the value of the improvements would cause a penalty to be incurred without the renewal of the option. Costs incurred for new restaurants on leased land are depreciated over the lease term, which is generally a 20-year period.

Burger King Franchise Rights. For its Burger King restaurant acquisitions prior to January 1, 2002, the Company has generally allocated to franchise rights, an intangible asset, the excess of purchase price and related costs over the value assigned to the net tangible and intangible assets acquired. The Company made an assessment of remaining life of its intangible assets as part of its implementation of SFAS No. 142, “Goodwill and Other Intangible Assets”. As of January 1, 2002, amounts allocated to franchise rights for each acquisition are amortized using the straight-line method over the average remaining term of the acquired franchise agreements at January 1, 2002 plus one twenty year renewal period. The average remaining life of all franchise rights at January 1, 2002 was approximately 31 years.

Burger King Franchise Agreements. Fees for initial franchises and renewals are amortized using the straight-line method over the term of the agreement, which is generally twenty years.

Goodwill and indefinite-lived intangibles. Goodwill represents the excess of purchase price and related costs over the value assigned to the net tangible and identifiable intangible assets of businesses acquired. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” goodwill and intangible assets with indefinite lives are no longer amortized, effective January 1, 2002, but are tested at least annually for impairment. The Company performs its impairment evaluation annually at December 31.

Long-Lived Assets. The Company assesses the recoverability of property and equipment and franchise rights by determining whether the carrying value of these assets, over their respective remaining lives, can be recovered through undiscounted future operating cash flows. Impairment is reviewed whenever events or changes in circumstances indicate the carrying amounts of these assets may not be fully recoverable.

Deferred Financing Costs. Financing costs, that are included in other assets and were incurred in obtaining long-term debt and financing obligations, are capitalized and amortized over the life of the related obligation as interest expense on a straight-line basis which approximates the effective interest method.

Leases. Leases are accounted for in accordance with SFAS No. 13, “Accounting for Leases” and other related authoritative guidance. Rent expense for leases that contain scheduled rent increases is recognized on a straight-line basis over the lease term, including any option period included in the determination of the lease term. Contingent rentals are generally based upon a percentage of sales or a percentage of sales in excess of stipulated amounts and are generally not considered minimum rent payments but are recognized as rent expense when incurred.

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

CARROLS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2004, 2003 and 2002

(in thousands of dollars)

Revenue Recognition. Revenues from Company owned and operated restaurants are recognized when payment is tendered at the time of sale. Franchise royalty revenues associated with Pollo Tropical and Taco Cabana restaurants are based on a percent of gross sales and are recorded as income when earned.

Income Taxes. The Company provides for income taxes in accordance with the provisions of SFAS No. 109, “Accounting for Income Taxes” (“SFAS 109”). Under the liability method specified by SFAS 109, deferred tax assets and liabilities are based on the difference between the financial statement and tax basis of assets and liabilities as measured by the tax rates that are anticipated to be in effect when these differences reverse. The deferred tax provision generally represents the net change in deferred tax assets and liabilities. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the results of operations in the period that includes the enactment date. A valuation allowance is established when it is necessary to reduce deferred tax assets to amounts for which realization is more likely than not. The Company and its subsidiaries file a consolidated federal income tax return with Holdings.

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

Fair Value of Financial Instruments. The following methods were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate the fair value:

•	Current Assets and Liabilities. The carrying value of cash and cash equivalents and accrued liabilities approximates fair value because of the short maturity of those instruments.

•	Senior Subordinated Notes. The fair values of outstanding senior subordinated notes are based on quoted market prices. The fair values at December 31, 2004 and 2003 were approximately $186.3 million and $174.5 million, respectively.

•	Revolving and Term Loan Facilities. Rates currently available to the Company for debt with similar terms and remaining maturities are used to estimate fair value. The recorded amounts, as of December 31, 2004 and 2003, approximated fair value.

Stock-Based Compensation. At December 31, 2004, the Company had four stock-based compensation plans. All outstanding stock option awards were cancelled and terminated effective May 3, 2005 in exchange for the issuance of an identical number of shares of common stock. See Note 12 – Stockholder’s Equity, Subsequent Event. SFAS No. 123, “Accounting for Stock-Based Compensation,” permits entities to recognize as an expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS 123 allows entities to continue to apply the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”, (“APB 25”) and provide pro forma net income disclosures for employee stock option grants as if the fair-value-based method defined in SFAS 123 has been applied. The Company has not elected to change to the fair value-based-method of accounting for stock-based compensation and will continue applying the provisions of APB 25 and provide the pro forma disclosure provisions of SFAS No. 123.

CARROLS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2004, 2003 and 2002

(in thousands of dollars)

The following table presents the Company’s pro forma net income had compensation cost been determined based upon the fair value of the stock options at the grant date consistent with the fair-value based method of SFAS 123:

	Year Ended December 31,
	2004	Restated Note 2 2003	Restated Note 2 2002
Net income (loss) - as reported	$(7,205)	$1,819	$9,265
Add: Stock-based employee compensation expense/(income) included in reported net income (loss), net of related tax effects (1)(2)	13,279	152	(91)

Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects (2)	(5,656)	(257)	(1,135)

Pro forma net income	$418	$1,714	$8,039

(1)	Amount includes compensation expense/(income) for certain stock options requiring variable accounting (see Note 12).
(2)	As a result of the December 2004 refinancing (See Note 7) in which a non-recurring dividend of $116.8 million was paid to Holdings, the equity value of the Company was reduced. In conjunction with the December 2004 refinancing, the Company also approved a compensatory bonus payment of approximately $20.3 million to a number of employees (including management) and a director who owned options to purchase common stock on a pro rata basis in proportion to the number of shares of common stock issuable upon exercise of options owned by such persons. The Company did not modify its outstanding stock options to reflect the reduction in equity value. Therefore, this reduction has been offset against the $20.3 million bonus payment recorded for the determination of SFAS 123 compensation expense. The $20.3 million bonus payment, net of tax, has also been included in stock-based employee compensation expense included in reported net loss in the above table.

The fair value of each option grant was estimated using the minimum value option-pricing model with the following weighted-average assumptions:

	2004	2003	2002
Risk-free interest rate	3.38%	3.17%	4.40%
Annual dividend yield	0%	0%	0%
Expected life	5 years	5 years	5 years

Recent Accounting Developments. In December 2003, the FASB issued FASB Interpretation No. 46R, “Consolidation of Variable Interest Entities and Interpretation of ARB No. 51” (“FIN 46R”). This interpretation replaces FIN 46, “Consolidation of Variable Interest Entities.” FIN 46R clarifies the application of the majority voting interest requirement of ARB No. 51, “Consolidated Financial Statements”, to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46R was effective in 2004 for the Company. The Company reviewed the provisions of FIN 46R in 2004 and determined that it did not have a material effect on its consolidated financial statements.

On October 22, 2004, President Bush signed into law the American Jobs Creation Act of 2004 (H.R. 4520) (“the Act”). The impact of the Act on the Company’s tax provision and deferred taxes was immaterial.

CARROLS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2004, 2003 and 2002

(in thousands of dollars)

In September 2004, the FASB issued Emerging Issues Task Force (“EITF”) Topic D-108, “Use of the Residual Method to Value Acquired Assets Other than Goodwill,” which requires companies, that have applied the residual method to value intangible assets, to perform an impairment test on those intangible assets by the end of the first quarter of 2005. The Company does not expect the provisions of EITF Topic D-108 to materially effect its consolidated financial statements.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”) which replaces SFAS No. 123, “Accounting for Stock-Based Compensation” and supersedes APB No. 25. SFAS 123R requires the measurement of all employee share-based payments, including grants of employee stock options, using a fair-value-based method and the recording of such expense in the consolidated statements of operations. The pro forma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition. In March 2005, the SEC issued Staff Accounting Bulletin (“SAB”) No. 107 “Share-Based Payment,” SAB No. 107 expresses views of the SEC staff regarding the interaction between SFAS 123R and certain SEC rules and regulations and provides the staff’s views regarding the valuation of share-based payment arrangements. SFAS 123R is effective for awards that are granted, modified, or settled in cash for the first annual reporting period beginning after June 15, 2005. The Company is currently evaluating the impact of these pronouncements on its financial statements.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets” (“SFAS 153”). This Statement amends the guidance in APB Opinion No. 29, “Accounting for Nonmonetary Transactions” (“APB 29”). APB 29 provided an exception to the basic measurement principle (fair value) for exchanges of similar assets, requiring that some nonmonetary exchanges be recorded on a carryover basis. SFAS 153 eliminates the exception to fair value for exchanges of similar productive assets and replaces it with a general exception for exchange transactions that do not have commercial substance, that is, transactions that are not expected to result in significant changes in the cash flows of the reporting entity. The provisions of SFAS 153 are effective for exchanges of nonmonetary assets occurring in fiscal periods beginning after June 15, 2005. The Company is currently evaluating the impact of SFAS 153 on its financial statements.

In March 2005, the FASB issued FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations,” (“FIN 47”). FIN 47 clarifies that the term “conditional” as used in SFAS No. 143, “Accounting for Asset Retirement Obligations,” which refers to a legal obligation to perform an asset retirement activity even if the timing and/or settlement are conditional on a future event that may or may not be within the control of an entity. Accordingly, the entity must record a liability for the conditional asset retirement obligation if the fair value of the obligation can be reasonably estimated. FIN 47 is effective for periods no later than fiscal years ending after December 15, 2005. The Company is currently evaluating the impact of FIN 47 on its financial statements.

On June 30, 2005, tax legislation in the state of Ohio was enacted that will significantly restructure the tax system for most corporate taxpayers. Included in the legislation is a multi-year phase-out of the state franchise tax and tangible personal property tax. These taxes will be replaced with a Commercial Activity Tax that will be phased-in over a five-year period. The Company is evaluating the impact of this legislation and will record any impact therefrom in the second quarter of 2005.

2. Restatement of Previously Issued Financial Statements

Lease and Leasehold Improvement Accounting

The Company reviewed its lease accounting policies following a host of announcements by many restaurant and retail companies that they were revising their accounting practices for leases. The Company historically

CARROLS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2004, 2003 and 2002

(in thousands of dollars)

followed the accounting practice of using the initial lease term when determining operating versus capital lease classification and when calculating straight-line rent expense. In addition, the Company depreciated its buildings on leased land and leasehold improvements over a period that included both the initial lease term plus one or more optional extension periods even if the option renewal was not reasonably assured (or the useful life of the asset if shorter).

Upon such review, the Company restated its financial statements for the years ended December 31, 2003 and 2002 and the unaudited quarterly financial information for 2003 and the first three quarters of 2004 to correct errors in its lease accounting. Specifically, the Company revised its lease term for purposes of lease classification and calculating straight-line rent expense to only include renewal options that are reasonably assured of exercise because an economic penalty, as defined under SFAS No. 98, “Accounting for Leases,” would be incurred in the event of non-renewal. The Company also revised its useful lives of leasehold improvements to the shorter of their economic lives or the lease term as defined in SFAS No. 13. The primary impact of the restatement was to accelerate depreciation of buildings on leased land and leasehold improvements made subsequent to the lease inception date. The restatement also reduced the lives of intangible assets related to leases. The aggregate effect of these adjustments at December 31, 2004 was a reduction of the net book value of leasehold improvements of $13.8 million and a reduction of the net book value of intangible assets related to leases of $3.8 million.

In conjunction with the review of its lease accounting, the Company also determined that adjustments were necessary for lease liabilities for operating leases with non-level rents at the time of its acquisitions of Pollo Tropical in 1998 and Taco Cabana in 2000 as well as liabilities related to acquired leases with above-market rentals for Taco Cabana. The Company has adjusted its purchase price allocations for these acquisitions and restated lease liabilities and goodwill as of the acquisition dates. The Company has also restated rent expense and interest expense for those previously reported periods subsequent to each acquisition and restated goodwill amortization through December 31, 2001.

As a result of these restatements rent expense increased $0.1 million in the first nine months of 2004, $0.3 million in 2003 and $0.7 million in 2002.

Accounting for Franchise Rights

During the current year, the Company also reviewed its accounting policies for the amortization of franchise rights, intangible assets pertaining to the acquisitions of Burger King restaurants, and determined that it made an error in the assessment of their remaining useful lives as part of its adoption of SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). As of January 1, 2002, amounts allocated to franchise rights for each acquisition are now amortized prospectively from that date using the straight-line method over the average remaining term of the acquired franchise agreements at January 1, 2002, plus one twenty-year renewal period. Previously, the Company amortized the amounts allocated to franchise rights over periods ranging from twenty to forty years.

In connection with the review of its accounting for franchise rights, the Company also determined that it understated the franchise rights and deferred tax liabilities each by $14.0 million that pertained to an acquisition of 64 Burger King restaurants in 1997.

The Company has restated its financial statements for these adjustments for the years ended December 31, 2003 and 2002 and the unaudited quarterly financial information for 2003 and the first three quarters of 2004. The effect of the restatement was a reduction in amortization expense of $0.5 million for the first three quarters of 2004 and $0.8 million for each of the years ended December 31, 2003 and 2002.

CARROLS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2004, 2003 and 2002

(in thousands of dollars)

Stock-based Compensation Expense

The Company reevaluated the terms of its option plans and grants and concluded that provisions of certain options granted under its plans require the Company to account for these options using the variable accounting provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”, (“APB 25”). Previously, the Company had accounted for these options under APB 25 using a fixed accounting treatment whereby compensation expense, if any, was only evaluated at the date of the option grant. The impact of this adjustment was to increase stock-based compensation expense, included in general and administrative expenses, by $1.8 million for the year ended December 31, 2004 and $253 for the year ended December 31, 2003 and to decrease stock-based compensation expense by $151 for the year ended December 31, 2002.

The following table sets forth the previously reported amounts and the restated amounts reflected in the accompanying consolidated financial statements:

	December 31, 2003
	As Previously Reported	As Restated
Consolidated Balance Sheet:
Property and equipment, net	$235,530	$222,169
Franchise rights, net	79,189	93,289
Goodwill	123,861	123,724
Deferred income taxes – long-term	8,619	3,228
Other assets	10,400	10,495
Total assets	486,080	481,386
Accrued payroll, related taxes and benefits	11,574	12,840
Total current liabilities	62,379	63,645
Other liabilities	26,704	30,099
Total liabilities	465,110	469,771
Accumulated deficit	(3,515)	(12,870)
Total stockholder’s equity	20,970	11,615
Total liabilities and stockholder’s equity	486,080	481,386

	Year Ended December 31,
	2003		2002
	As Previously Reported	As Restated	As Previously Reported	As Restated
Consolidated Statements of Operations:
Restaurant rent expense	$31,383	$31,710	$30,494	$31,187
Depreciation and amortization	41,657	42,008	41,329	41,352
General and administrative expense	37,123	37,376	36,610	36,459
Total operating expenses	607,042	607,973	605,328	605,893
Income from operations	37,943	37,012	51,699	51,134
Interest expense	33,808	34,069	36,392	36,700
Income before income taxes	4,135	2,943	15,307	14,434
Provision for income taxes	1,767	1,124	5,593	5,169
Net income	2,368	1,819	9,714	9,265

Consolidated Statements of Cash Flows:
Net income	$2,368	$1,819	$9,714	$9,265
Depreciation and amortization	41,657	42,008	41,329	41,352
Deferred income taxes	(130)	(773)	5,553	5,129
Accrued payroll, related taxes and benefits	(3,585)	(3,332)	2,143	1,992
Other liabilities – long-term	(2,259)	(3,817)	(4,379)	(5,533)

CARROLS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2004, 2003 and 2002

(in thousands of dollars)

Consolidated Statements of Changes in Stockholder’s Equity (Deficit):

	Accumulated Deficit		Total Stockholder’s Equity (Deficit)
	As Previously Reported	As Restated	As Previously Reported	As Restated
Balance at December 31, 2001	$(15,597)	$(23,954)	$8,888	$531
Net income	9,714	9,265	9,714	9,265

Balance at December 31, 2002	(5,883)	(14,689)	18,602	9,796
Net income	2,368	1,819	2,368	1,819

Balance at December 31, 2003	$(3,515)	$(12,870)	$20,970	$11,615

The accumulated deficit previously reported at December 31, 2001 of $15,597 has been restated to $23,954, which is an increase of $8,357, to reflect the effect of the restatement adjustments for the periods prior to fiscal 2002. Such cumulative adjustments also had the corresponding effect of decreasing property and equipment by $10,542, increasing franchise rights by $12,519, decreasing goodwill by $3,416, increasing other lease related assets by $51, increasing accrued payroll, related taxes and benefits for stock-based compensation accruals by $1,164, increasing other lease related liabilities by $2,626 and decreasing deferred tax assets by $3,179.

Accounting for Guarantor Financial Statements

The Company has restated its guarantor financial statements as of December 31, 2003 and for the years ended December 31, 2003 and 2002 to reflect the allocation of corporate costs to conform to the current year presentation and in addition, for the year ended December 31, 2003, the calculation of income tax expense applicable to the Guarantor Subsidiaries. See Note 17.

All previously reported amounts affected by the restatement that appear elsewhere in these footnotes to the consolidated financial statements have also been restated.

3. Property and Equipment

Property and equipment at December 31 consisted of the following:

	2004	Restated Note 2 2003
Land	$9,131	$14,143
Owned buildings	16,751	21,604
Leasehold improvements	126,148	120,863
Equipment	178,994	171,092
Assets subject to lease financing obligations	90,343	90,343
Capital leases	12,299	12,961

	433,666	431,006
Less accumulated depreciation and amortization	(241,136)	(208,837)

	$192,530	$222,169

Capital lease assets pertain to buildings leased for certain restaurant locations. Accumulated amortization pertaining to capital lease assets at December 31, 2004 and 2003 was $11,864 and $12,313, respectively. Assets subject to financing obligations pertain to certain land and buildings that have been sold and accounted for as financing transactions. Accumulated depreciation pertaining to assets subject to financing obligations at December 31, 2004 and 2003 was $30,441 and $26,092, respectively. Depreciation expense for the years ended December 31, 2004, 2003 and 2002 was $36,121, $37,802 and $37,235, respectively.

CARROLS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2004, 2003 and 2002

(in thousands of dollars)

The Company reviews its long-lived assets, property and equipment, for impairment at the restaurant level. If an indicator of impairment exists for any of the assets, an estimate of undiscounted future cash flows produced by each restaurant is compared to that long-lived asset’s carrying value. If an asset is determined to be impaired, the loss is measured by the excess of the carrying amount of the asset over its fair value. The Company recorded impairment charges for its segments as follows:

	2004	2003	2002
Burger King	$1,261	$706	$1,033
Taco Cabana	—	3,445	252

	$1,261	$4,151	$1,285

4. Goodwill and Franchise Rights

Goodwill. In accordance with SFAS No. 142, the Company has elected to test goodwill and other indefinite-lived intangible assets annually for impairment at December 31. The Company has determined its reporting units to be at the operating segment level: regional operations of its Burger King restaurants, operating as franchisee; and Pollo Tropical and Taco Cabana at the brand level. No impairment losses have been recognized as a result of these tests since January 1, 2002.

Goodwill for Burger King, Pollo Tropical, and Taco Cabana was $1,450, $55,794, and $66,480 respectively, at both December 31, 2004 and 2003.

Franchise Rights. The Company assesses the potential impairment of franchise rights whenever events or changes in circumstances indicate that the carrying value may not be recoverable. If an indicator of impairment exists, an estimate of the aggregate undiscounted cash flows from the acquired restaurants is compared to the respective carrying value of franchise rights for each Burger King acquisition. If an asset is determined to be impaired, the loss is measured by the excess of the carrying amount of the asset over its fair value. The Company recorded impairment charges of $283 for the year ended December 31, 2004. No impairment charges were recorded for the years ended December 31, 2003 and 2002. Following is a summary of the Company’s franchise rights as of the respective balance sheet dates:

	December 31, 2004		December 31, 2003
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Franchise Rights	$139,527	$49,471	$139,527	$46,238

Amortization expense was $3,233 for each of the years ended December 31, 2004, 2003 and 2002. Estimated annual amortization is $3,233 for each of the years ending 2005 through 2009.

5. Other Liabilities, Long-Term

Other liabilities, long-term, at December 31, consisted of the following:

	2004	Restated Note 2 2003
Unearned purchase discounts	$8,611	$10,888
Accrued occupancy costs	11,400	11,494
Accrued workers compensation costs	4,821	3,848
Other	3,620	3,869

	$28,452	$30,099

CARROLS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2004, 2003 and 2002

(in thousands of dollars)

Unearned purchase discounts are amortized as a reduction of cost of sales either over the life of the supplier contract or the estimated purchase commitment period. In 2000, Burger King Corporation arranged for the Coca-Cola Company and Dr. Pepper/Seven-Up, Inc. to provide funding to franchisees in connection with Burger King’s transformation initiatives. The Company received approximately $19.8 million in 2000 and $1.6 million in 2001 under this arrangement with these suppliers. The total amount of these purchase discounts amortized for each of the years ended December 31, 2004, 2003 and 2002 was $2.2 million.

Accrued occupancy costs include obligations pertaining to closed restaurant locations, contingent rent, accruals to expense operating lease rental payments on a straight-line basis over the lease term, and acquired leases with above market rentals.

In 2001, management made the decision to close seven Taco Cabana restaurants in the Phoenix, Arizona market and discontinue restaurant development underway in that market. At December 31, 2004 and 2003, the Company has $0.6 million in lease liability reserves at both dates and $0.1 and $0.2 million, respectively, in other exit cost reserves related to these restaurants that are included in accrued occupancy costs. The following table presents the activity in the exit cost reserve:

	2004	2003	2002
Beginning Balance	$847	$700	$1,738
Additions	—	347	—
Payments	(91)	(200)	(1,038)

Ending Balance	$756	$847	$700

6. Leases

The Company utilizes land and buildings in operation under various lease agreements. We do not consider any of these individual leases material to the Company’s operations. Initial lease terms are generally for twenty years and, in many cases, provide for renewal options and in some cases rent escalations. Certain leases require contingent rent, determined as a percentage of sales as defined by the terms of the applicable lease agreement. For most locations, the Company is obligated for occupancy costs including payment of property taxes, insurance and utilities.

In the years ended December 31, 2004, 2003 and 2002, the Company sold eleven, thirty-four, and twelve restaurant properties in sale-leaseback transactions for net proceeds of $15,263, $47,619 and $13,738, respectively. Deferred gains of $3,369, $6,587 and $2,334 for the years ended December 31, 2004, 2003 and 2002, respectively, have been recorded as a result of these sale-leaseback transactions and are being amortized over the lives of the related leases. These related leases have been classified as operating leases and generally contain a twenty-year initial term with renewal options. The amortization of deferred gains related to these sale-leaseback transactions was $626, $269 and $65 for the years ended December 31, 2004, 2003 and 2002, respectively.

CARROLS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2004, 2003 and 2002

(in thousands of dollars)

Minimum rent commitments under capital and non-cancelable operating leases at December 31, 2004 were as follows:

Years Ending	Capital	Operating
2005	$534	$34,850
2006	438	32,511
2007	289	29,319
2008	114	26,057
2009	79	23,157
Thereafter	51	183,691

Total minimum lease payments	1,505	$329,585

Less amount representing interest	(280)

Total obligations under capital leases	1,225
Less current portion	(411)

Long-term obligations under capital leases	$814

Total rent expense on operating leases, including percentage rent on both operating and capital leases, for the past three fiscal years was as follows:

	2004	Restated Note 2 2003	Restated Note 2 2002
Minimum rent on real property	$33,624	$29,722	$28,021
Additional rent based on a percentage of sales	2,075	1,988	3,166

Restaurant rent expense	35,699	31,710	31,187

Administrative rent	783	799	747
Equipment rent	526	373	294

	$37,008	$32,882	$32,228

7. Long-Term Debt

Long-term debt at December 31 consisted of:

	2004	2003
Collateralized:
Senior Credit Facility:
Revolving credit facility	$—	$600
Term loan A facility	—	46,500
Term loan B facility	220,000	77,000
Other notes payable	—	117
Unsecured 9 1/2% senior subordinated notes	—	170,000
Unsecured 9% senior subordinated notes	180,000	—
Capital leases	1,225	1,615

	401,225	295,832
Less current portion	(2,611)	(14,005)

	$398,614	$281,827

CARROLS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2004, 2003 and 2002

(in thousands of dollars)

December 2004 Refinancing

On December 15, 2004, the Company completed the private placement of $180.0 million of 9% Senior Subordinated Notes due 2013. Concurrently, the Company repaid all outstanding borrowings under its prior senior secured credit facility and amended and restated that credit facility with a new syndicate of lenders. The Company received $400.0 million in total proceeds that included the issuance of the 9% senior subordinated notes and $220.0 million principal amount of term loan B borrowings under the senior credit facility. Those proceeds were primarily utilized to repay borrowings outstanding under the prior senior credit facility of $74.4 million, to retire all unsecured 9 1/2% senior subordinated notes due 2008 outstanding in the amount, including redemption premiums, of $175.9 million, to pay a dividend to Holdings and Holdings paid to its stockholders a dividend in the amount of $116.8 million, to pay fees and expenses related to the refinancing of $8.8 million, and to pay a bonus to employees and a director totaling $20.9 million including payroll taxes of $0.6 million. See discussion of these payments in Note 11. The Company also recorded an $8.9 million loss on early extinguishment of debt from the write-off of previously deferred financing costs and premiums in conjunction with the retirement of the 9 1/2% senior subordinated notes.

Senior Secured Credit Facility:

On December 15, 2004, the Company entered into a new senior secured credit facility with a syndicate of lenders. The senior secured credit facility provides for a revolving credit facility under which the Company may borrow up to $50.0 million (including a sub limit of up to $20.0 million for letters of credit and up to $5.0 million for swingline loans), a term loan B facility of $220.0 million and incremental borrowing facilities, at the Company’s option, of up to $100.0 million, subject to the satisfaction of certain conditions.

The weighted average interest rate on outstanding borrowings under the revolving credit facility at December 31, 2003 was 4.5%. There were no borrowings outstanding on the revolving credit facility at December 31, 2004. After reserving $10.9 million for letters of credit guaranteed by the facility, $39.1 million was available for borrowings under the revolving credit facility at December 31, 2004.

Borrowings under the revolving credit facility bear interest at a per annum rate, at the Company’s option, of either:

1)	the greater of the prime rate or the federal funds rate plus .50%, plus a margin ranging from .50% to 1.50% based on the Company’s total leverage ratio; or

2)	LIBOR plus a margin ranging from 2.0% to 3.0% based on the Company’s total leverage ratio.

Borrowings under the term loan B bear interest at a per annum rate, at the Company’s option, of either:

1)	the greater of the prime rate or the federal funds rate plus .50%, plus a margin ranging from .75% to 1.0% based on the Company’s total leverage ratio; or

2)	LIBOR plus a margin ranging from 2.25% to 2.50% based on the Company’s total leverage ratio.

The revolving credit facility expires on December 31, 2009 and the term loan B facility matures on December 31, 2010.

Amounts under the term loan B facility are repayable as follows:

1)	twenty quarterly installments of $0.55 million beginning on the last day of the first fiscal quarter in 2005; and

CARROLS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2004, 2003 and 2002

(in thousands of dollars)

2)	four quarterly installments of $52.25 million beginning with last day of the first fiscal quarter in 2010. The fourth and final installment is due and payable on the term loan B maturity date.

Under the new senior credit facility, the Company is also required to make mandatory prepayments of principal on term loan B facility borrowings (a) annually in an initial amount equal to 50% of Excess Cash Flow (as defined in the new senior credit facility), (b) in the event of certain dispositions of assets (all subject to certain exceptions) and insurance proceeds, in an amount equal to 100% of the net proceeds received by us therefrom, and (c) in an amount equal to 100% of the net proceeds from any subsequent issuance of debt.

In general, the Company’s obligations under the new senior credit facility are guaranteed by Holdings and all of the Company’s material subsidiaries and are collateralized by all of the Company’s and its subsidiaries assets, a pledge of the Company’s common stock and the stock of each of the Company’s subsidiaries. The new senior credit facility contains certain covenants, including, without limitation, those limiting the Company and its subsidiaries’ ability to incur indebtedness, incur liens, sell or acquire assets or businesses, change the nature of its business, engage in transactions with related parties, make certain investments or pay dividends. In addition, the Company is required to meet certain financial ratios, including fixed charge coverage, senior leverage, and total leverage ratios (all as defined under the new senior credit facility). At December 31, 2004, the Company was in compliance with the covenants in its senior credit facility.

As a result of the restatement of the Company’s financial statements as discussed in Note 2, the Company was in default under its new senior credit facility by failing to timely furnish its annual audited financial statements for fiscal year 2004 to its lenders. On May 19, 2005, the Company obtained a waiver of such default from its lenders that extended the time period to deliver the audited financial statements for the 2004 fiscal year as well as the financial statements for the first quarter of 2005 to July 31, 2005. While the Company currently anticipates delivering its first quarter financial statements by July 31, 2005, its failure to deliver the financial statements for the first quarter of 2005 by July 31, 2005 would constitute an event of default under the new senior credit facility. If such an event of default occurs under the new senior credit facility that is not waived, the lenders could cause all amounts outstanding with respect to the borrowings to be due and payable immediately which in turn would result in cross defaults under the Indenture governing the senior subordinated notes. The Company’s assets and cash flow may not be sufficient to fully repay outstanding debt if accelerated upon an event of default.

Senior Subordinated Notes:

On December 15, 2004, the Company issued $180.0 million of 9% Senior Subordinated Notes due 2013. The senior subordinated notes bear interest at a rate of 9% payable semi-annually on January 15 and July 15 (commencing July 15, 2005) and mature on January 15, 2013. The notes are redeemable at the option of the Company in whole or in part on or after January 15, 2009 at a price of 104.5% of the principal amount if redeemed before January 15, 2010, 102.25% of the principal amount if redeemed after January 15, 2010 but before January 15, 2011 and at 100% of the principal amount after January 15, 2011.

In connection with the terms of the senior subordinated notes, because we did not complete an exchange offer on or prior to June 13, 2005, the interest rate on the Company’s 9% Senior Subordinated Notes was increased by 0.25% per annum for the 90-day period immediately following June 13, 2005 and will be increased by an additional 0.25% per annum for each subsequent 90-day period, with a maximum of 1.00% per annum of additional interest, in each case until an exchange offer is completed or the 9% Senior Subordinated Notes due 2013 become freely tradable under the Securities Act of 1933, as amended.

Restrictive covenants under the 9% senior subordinated notes include limitations with respect to the Company’s ability to issue additional debt, incur liens, sell or acquire assets or businesses, pay dividends and make certain investments. The Company was in compliance at December 31, 2004 with the restrictive covenants with the indenture governing the senior subordinated notes.

CARROLS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2004, 2003 and 2002

(in thousands of dollars)

At December 31, 2004, principal payments required on all long-term debt are as follows:

2005	$2,611
2006	2,560
2007	2,446
2008	2,293
2009	2,268
Thereafter	389,047

$401,225

The weighted average interest rate on all debt for the years ended December 31, 2004, 2003 and 2002 was 7.8%, 7.2% and 7.3%, respectively.

8. Lease Financing Obligations

The Company entered into sale-leaseback transactions in various years between 1991 and 2000 involving certain restaurant properties that have been classified as financing transactions under SFAS No. 98, “Accounting For Leases”. Payments under these leases are classified as payment of interest and principal on the underlying financing obligations.

These leases generally provide for an initial term of twenty years plus renewal options. The rent payable under such leases includes a minimum rent provision and in some cases, includes rent based on a percentage of sales provision. These leases also require payment of property taxes, insurance and utilities.

At December 31, 2004, payments required on lease financing obligations are as follows:

2005	$9,460
2006	9,560
2007	9,675
2008	10,058
2009	10,149
Thereafter, through 2020	95,411

Total payments	144,313
Less amount representing interest	(61,916)

Total lease financing obligations	82,397
Less current portion	(2,595)

Long-term lease financing obligations	$79,802

The interest rates on lease financing obligations range from 7.2% to 10.2%.

9. Other Expense

During 2004, the Company’s parent company, Holdings, filed a registration statement on Form S-1 to register an initial public offering of Enhanced Yield Securities (EYSs) and senior subordinated notes. Proceeds from this offering were to be used by the Company. On October 25, 2004 Holdings withdrew and terminated its registration of such securities. In the third quarter of 2004, the Company expensed the costs incurred for this offering of $2.3 million.

CARROLS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2004, 2003 and 2002

(in thousands of dollars)

10. Income Taxes

The income tax provision (benefit) was comprised of the following for the years ended December 31:

	2004	Restated Note 2 2003	Restated Note 2 2002
Current:
Federal	$(1,250)	$1,404	$(591)
Foreign	306	279	272
State	691	214	359

	(253)	1,897	40

Deferred (prepaid):
Federal	(3,509)	(1,004)	5,094
State	(2,526)	231	35

	(6,035)	(773)	5,129

	$(6,288)	$1,124	$5,169

The components of deferred income tax assets and liabilities at December 31, are as follows:

	2004	Restated Note 2 2003
Current deferred tax assets:
Accounts receivable and other reserves	$181	$249
Accrued vacation benefits	1,913	1,533
Other accruals	3,573	2,695
Net federal operating loss carryforwards	575	1,809

Total current deferred tax assets	6,242	6,286

Long term deferred tax assets/(liabilities):
Deferred income on sale-leaseback of certain real estate	5,258	4,292
Lease financing obligations	6,783	5,921
Postretirement benefit expenses	1,386	1,189
Property and equipment depreciation	(3,617)	(7,891)
Net state operating loss carryforwards	1,870	926
Amortization of other intangible assets, net	2,995	3,760
Amortization of franchise rights	(22,129)	(22,016)
Occupancy costs	5,665	6,280
Tax credit carryforwards	6,213	6,203
Unearned purchase discounts	4,258	3,442
Other	625	1,122

Total long-term net deferred tax assets	9,307	3,228

Total net deferred tax assets	$15,549	$9,514

The Company has net operating loss carryforwards for Federal income tax purposes of approximately $1.6 million at December 31, 2004 that are not limited to their annual utilization. These net operating loss carryforwards expire in varying amounts beginning in 2019 through 2023. The Company’s state net operating loss carryforwards expire in varying amounts beginning in 2005 through 2024. In addition, the Company has available Federal alternative minimum tax credit carryforwards of $2.9 million with no expiration date and Federal employment tax credit carryforwards of $2.9 million that begin to expire in 2018.

CARROLS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2004, 2003 and 2002

(in thousands of dollars)

Realization of the deferred income tax assets relating to net federal and state operating loss carryforwards and tax credit carryforwards is dependent on generating sufficient taxable income prior to the expiration of these carryforwards. Based upon results of operations, management believes it is more likely than not that the Company will generate sufficient future taxable income to fully realize the benefit of deferred tax assets, although there can be no assurance of this.

A reconciliation of the statutory federal income tax rate to the effective tax rates for the years ended December 31 is as follows:

	2004		Restated Note 2 2003		Restated Note 2 2002
Statutory federal income tax rate	$(4,588)	34.0%	$1,001	34.0%	$4,908	34.0%
State income and franchise taxes, net of federal benefit	(1,187)	8.8	341	11.6	303	2.1
Non-deductible expenses	5	—	101	3.4	42	0.3
Foreign taxes	306	(2.3)	279	9.5	272	1.9
Employment tax credits	(287)	2.1	(354)	(12.0)	(202)	(1.4)
Deferred revaluation	—	—	(169)	(5.7)	16	0.1
Foreign tax credits	(306)	2.3	—	—	—	—
Miscellaneous	(231)	1.7	(75)	(2.6)	(170)	(1.2)

	$(6,288)	46.6%	$1,124	38.2%	$5,169	35.8%

The Company and its subsidiaries file their tax returns on a consolidated basis with its parent, Holdings. The Company has determined that it should have requested permission from the Internal Revenue Service (the “IRS”) in order for Holdings and its subsidiaries to file consolidated federal income tax returns for certain prior taxable years. Accordingly, Holdings has filed a ruling request with the IRS requesting such permission. The Company expects that such request will be granted. Moreover, if such request is denied, the Company believes that it could still properly have filed a consolidated return with the subsidiaries comprising the Taco Cabana and Pollo Tropical businesses, but this result is uncertain. If the IRS were to successfully challenge the inclusion of those subsidiaries in Carrols’ consolidated tax return, it is estimated that the Company would owe back taxes in an aggregate amount ranging from approximately $5.1 million to approximately $8.1 million plus interest (tax-effected) ranging from approximately $0.7 million to approximately $1.1 million. In such event, the Company would have net operating loss carryforwards that could be utilized to offset future taxable income of the Carrols group, and only the interest would negatively impact Carrols’ earnings.

11. Dividend and Bonus Payments

On December 22, 2004, the Board of Directors of the Company approved the payment of a cash dividend of $116.8 million to Holdings from the net proceeds of the December 2004 refinancing. The cash dividend was paid on December 28, 2004 and concurrently distributed by Holdings in a dividend to the stockholders of Holdings.

In conjunction with the December 2004 refinancing, the Company also approved a compensatory bonus payment of approximately $20.3 million to a number of employees (including management) and a director who owned options to purchase common stock on a pro rata basis in proportion to the number of shares of common stock issuable upon exercise of options owned by such persons. The bonus payment was made in January 2005 and including applicable payroll taxes totaled $20.9 million.

CARROLS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2004, 2003 and 2002

(in thousands of dollars)

12. Stockholder’s Equity

The Company. The Company has 1,000 shares of common stock authorized of which 10 shares are issued and outstanding. The Company is 100% owned by Holdings. Dividends on the Company’s common stock are restricted to amounts permitted by the new senior secured credit facility and the indenture entered into with respect to the 9% senior subordinated notes.

Holdings. Holdings’ Restated Certificate of Incorporation authorizes 7,000,000 shares of common stock and 100,000 shares of Preferred Stock, par value $0.01. Of the 7,000,000 common shares authorized, 1,144,144 shares of Holdings’ common stock and no shares of preferred stock were issued and outstanding at December 31, 2004.

Prior to October 27, 2004, Holdings’ authorized common stock had been designated to consist of three series comprised of 3,000,000 shares of Carrols Stock, par value $0.01 per share, 2,000,000 shares of Pollo Tropical Stock, par value $0.01 per share, and 2,000,000 shares of Taco Cabana Stock, par value $0.01 per share. The Pollo Tropical and Taco Cabana classes of Holdings’ stock were considered tracking stocks, a class of stock which tracked the separate performance of Pollo Tropical and Taco Cabana, respectively. On October 27, 2004, Holdings eliminated this tracking stock by combining all of its authorized series of common stock into one series of common stock. Holdings’ Pollo Tropical class of common stock and Holdings’ Taco Cabana class of common stock were each converted into the series of common stock known as Carrols Stock, which at the time of the combination, was renamed and is now referred to as common stock.

At or prior to October 27, 2004, no shares of Holdings’ Pollo Tropical or Taco Cabana classes of common stock were outstanding. However, as a result of the combination, each outstanding option to purchase a share of Holdings’ Pollo Tropical class of common stock pursuant to the 1998 Pollo Tropical Long-Term Incentive Plan was converted on October 27, 2004 into an option to purchase 0.4144 shares of Holdings’ common stock. Similarly, each outstanding option to purchase a share of Holdings’ Taco Cabana class of common stock pursuant to the 2001 Taco Cabana Long-Term Incentive Plan was converted on October 27, 2004 into an option to purchase 0.0522 shares of Holdings’ common stock. Subsequent to the conversion of the tracking stock options, any Pollo Tropical and Taco Cabana options previously considered to be fixed awards are now considered to be variable as a result of the repricing and the reduction in the option price. Accordingly, the Company will recognize compensation expense for changes in the intrinsic option value over future periods.

Stock Options. In 1996, Holdings adopted a stock option plan entitled the 1996 Long-Term Incentive Plan (“1996 Plan”) and authorized a total of 106,250 shares of Holdings’ common stock. The number of shares reserved and authorized under this plan was increased to 111,250 in 2001 and to 189,325 in 2002. Options under this plan generally vest over a four-year period. In 1998, Holdings adopted the 1998 Directors’ Stock Option Plan (“1998 Directors’ Plan”) authorizing the grant of up to 10,000 options to non-employee directors. Options under this plan are exercisable over four years. Also, options for 32,427 shares of Holdings common stock not covered under any plan (“Non Plan Options”) were granted in 1997 at a price of $101.76 with vesting over a five-year period. On February 26, 2002, the Compensation Committee of Holdings extended the expiration date for the Non Plan Options and the 1996 Plan options granted prior to March 1, 2002 to February 29, 2012 for all executive officers and certain other officers of the Company.

Holdings also adopted the 1998 Pollo Tropical Long-Term Incentive Plan (“1998 Pollo Plan”) authorizing to grant up to 41,440 shares of Holdings’ common stock (100,000 shares of Holdings’ Pollo Tropical class of common stock prior to the conversion). Holdings also adopted the 2001 Taco Cabana Long-Term Incentive Plan (“2001 Taco Plan”) authorizing to grant up to 26,100 shares of Holdings’ common stock (500,000 shares of Holdings’ Taco Cabana class of common stock prior to the conversion). Options under both of these plans generally vest over a five-year period.

CARROLS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2004, 2003 and 2002

(in thousands of dollars)

In December 2004, the terms of the Company’s option grants were reevaluated. Under the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” certain provisions of the option plans require the Company to account for its option plans using a variable accounting treatment. Under variable accounting, compensation expense must be remeasured each balance sheet date based on the difference between the current market price of the Company’s stock and the option’s exercise price. An accrual for compensation expense is determined based on the proportionate vested amount of each option as prescribed by Financial Interpretation No. 28, “Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans.” Each period, adjustments to the accrual are recognized in the income statement. Previously, the Company had accounted for its options using a fixed accounting treatment whereby compensation expense, if any, was only evaluated at the date of the option grant. The impact of this adjustment was to increase stock-based compensation expense by $1,818 in fiscal year 2004 and $253 in fiscal year 2003 and decrease stock-based compensation expense by $151 in fiscal year 2002.

A summary of all option activity under Holdings’ stock option plans for the years ended December 31, 2004, 2003 and 2002 was as follows:

	NonPlan Options	1996 Plan	Directors Plan	Pollo Plan	Taco Plan
Outstanding at December 31, 2001	32,427	109,179	2,500	78,250	195,000
Granted	—	71,435	500	7,700	132,000
Canceled	—	(511)	—	(1,875)	(21,000)

Outstanding at December 31, 2002	32,427	180,103	3,000	84,075	306,000
Granted	—	5,250	500	6,900	104,500
Canceled	—	(1,705)	—	(200)	(71,500)

Outstanding at December 31, 2003	32,427	183,648	3,500	90,775	339,000
Granted	—	3,100	500	8,725	85,500
Canceled	—	(649)	—	(750)	(15,724)
Redeemed	—	(502)	—	(22,470)	—
Merger of tracking stock to common stock	—	—	—	(56,777)	(387,967)

Outstanding at December 31, 2004	32,427	185,597	4,000	19,503	20,809

	NonPlan Options	1996 Plan	Directors Plan	Pollo Plan	Taco Plan
Grant Prices (in whole dollars):
2002	—	$113.00	$113.00	$153.00	$12.50
2003	—	124.00	124.00	164.00	14.25
2004	—	127.00	127.00	183.00	14.50
Average Option Price (in whole dollars):
At December 31, 2002	$101.76	$109.65	$116.00	$101.66	$11.92
At December 31, 2003	101.76	110.00	117.14	106.29	12.59
At December 31, 2004	101.76	110.22	118.38	153.40	156.46
Options Exercisable:
At December 31, 2002	32,427	170,725	2,250	62,065	96,600
At December 31, 2003	32,427	175,426	2,750	77,480	141,200
At December 31, 2004	32,427	179,185	3,250	13,432	11,029
Range of Exercise Prices for:
Options Exercisable at December 31, 2004	$101.76	$101 – $127	$110 – 127	$29 – $285	$127 – 184
Weighted Average Remaining Contractual Life (in years)	7.3	7.2	6.1	6.0	7.4

CARROLS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2004, 2003 and 2002

(in thousands of dollars)

Subsequent Event. Effective May 3, 2005, Holdings issued an aggregate of 260,600 shares of Holdings’ common stock in exchange for the cancellation and termination of an identical number of outstanding options to purchase shares of Holdings’ common stock. As a consequence of the exchange, all outstanding stock options were cancelled and terminated. All shares were issued pursuant to stock award agreements, which provide that such shares are fully vested and non-forfeitable upon issuance, but may not be sold or otherwise disposed of for a period of two years from the date of issuance. Such agreements also provide that up to an aggregate of 16% of each recipients’ shares (for those recipients that were issued 100 or more shares) are subject to repurchase by Carrols Holdings (at its option) after December 31, 2006 under certain circumstances described in the award agreements. In addition, such shares may be subject to repurchase by Carrols Holdings (at its option) in the event of a termination of employment before the occurrence of certain events. The Company expects to record a compensation charge in the second quarter of 2005 relative to these stock awards.

13. Business Segment Information

The Company is engaged in the quick-service and quick-casual restaurant industry, with three restaurant concepts: Burger King operating as a franchisee, Pollo Tropical and Taco Cabana, both Company owned concepts. The Company’s Burger King restaurants are all located in the United States, primarily in the Northeast, Southeast and Midwest. Pollo Tropical is a regional quick-casual restaurant chain featuring grilled marinated chicken and authentic “made from scratch” side dishes. Pollo Tropical’s core markets are located in south and central Florida. Taco Cabana is a regional quick-casual restaurant chain featuring Mexican style food, including, flame-grilled beef and chicken fajitas, quesadillas and other Tex-Mex dishes. Taco Cabana’s core markets are primarily located in Texas.

The following table includes measures of segment profit or loss reported to the chief operating decision maker for purposes of allocating resources to the segments and assessing their performance. Segment EBITDA is defined as earnings before interest, income taxes, depreciation and amortization, impairment losses, stock-based compensation expense, bonus to employees and director, other expense and loss on extinguishment of debt.

The “Other” column includes corporate related items not allocated to reportable segments. Other identifiable assets consist primarily of franchise rights and goodwill.

CARROLS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2004, 2003 and 2002

(in thousands of dollars)

	Taco Cabana	Pollo Tropical	Burger King Restaurants	Other	Consolidated
Year Ended December 31, 2004:
Revenues	$202,941	$125,101	$369,837	$—	$697,879
Cost of sales	60,435	38,986	103,203	—	202,624
Restaurant wages and related expenses	57,702	31,380	117,650	—	206,732
Depreciation and amortization	10,734	5,152	22,195	2,099	40,180
Segment EBITDA	29,813	27,775	35,874
Identifiable assets	57,133	44,620	189,135	202,184	493,072
Capital expenditures	6,555	7,795	4,805	1,071	20,226

Year Ended December 31, 2003 (as restated):
Revenues	$181,481	$110,194	$353,310	$—	$644,985
Cost of sales	53,562	33,260	94,360	—	181,182
Restaurant wages and related expenses	52,214	28,105	113,996	—	194,315
Depreciation and amortization	9,607	5,143	24,424	2,834	42,008
Segment EBITDA	24,206	22,374	36,844
Identifiable assets	70,797	42,014	211,611	156,964	481,386
Capital expenditures	16,505	4,490	7,845	1,404	30,244

Year Ended December 31, 2002 (as restated):
Revenues	$175,411	$101,497	$380,119	$—	$657,027
Cost of sales	51,320	30,805	101,851	—	183,976
Restaurant wages and related expenses	51,007	26,497	118,754	—	196,258
Depreciation and amortization	8,847	4,685	24,865	2,955	41,352
Segment EBITDA	27,989	21,936	43,695
Identifiable assets	89,993	52,507	237,735	161,391	541,626
Capital expenditures	16,749	9,257	26,731	1,418	54,155

A reconciliation of segment EBITDA to consolidated net income is as follows:

	Year Ended December 31,
	2004	Restated Note 2 2003	Restated Note 2 2002
Segment EBITDA:
Taco Cabana	$29,813	$24,206	$27,989
Pollo Tropical	27,775	22,374	21,936
Burger King	35,874	36,844	43,695

Subtotal	93,462	83,424	93,620
Less:
Depreciation and amortization	40,180	42,008	41,352
Impairment losses	1,544	4,151	1,285
Interest expense	31,320	34,069	36,700
Provision (benefit) for income taxes	(6,288)	1,124	5,169
Bonus to employees and director	20,860	—	—
Stock-based compensation expense (income)	1,818	253	(151)
Loss on extinguishment of debt	8,913	—	—
Other expense	2,320	—	—

Net income (loss)	$(7,205)	$1,819	$9,265

CARROLS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2004, 2003 and 2002

(in thousands of dollars)

14. Commitments and Contingencies

On November 16, 1998, the Equal Employment Opportunity Commission (“EEOC”) filed suit in the United States District Court for the Northern District of New York (the “Court”), under Title VII of the Civil Rights Act of 1964, as amended, against the Company. The complaint alleged that the Company engaged in a pattern and practice of unlawful discrimination, harassment and retaliation against former and current female employees. The EEOC identified approximately 450 individuals that it believed represented the class of claimants and was seeking monetary and injunctive relief from Carrols.

On April 20, 2005, the Court issued a decision and order granting the Company’s Motion for Summary Judgment which the Company filed in January 2004. Subject to possible appeal by the EEOC, the case is dismissed, however the court noted that it was not ruling on the claims, if any, that individual employees might have against the Company. The Company does not believe that any individual claim, if any, would have a material adverse impact on its consolidated financial condition or results of operations and cash flows.

On November 30, 2002, four former hourly employees commenced a lawsuit against the Company in the United States District Court for the Western District of New York entitled Dawn Seever, et al. v. Carrols Corporation. The lawsuit alleges, in substance, that the Company violated certain minimum wage laws under the federal Fair Labor Standards Act and related state laws by requiring employees to work without recording their time and by retaliating against those who complained. The plaintiffs seek damages, costs and injunctive relief. They also seek to notify, and eventually certify, a class consisting of current and former employees who, since 1998, have worked, or are working, for the Company. On February 25, 2005 the plaintiffs’ filed motions for judicial notice and to expand discovery class-wide. The Company has opposed plaintiffs’ motions. It is too early to evaluate the likelihood of an unfavorable outcome or estimate the amount or range of potential loss. Consequently, it is not possible to predict what adverse impact, if any, this case could have on the Company’s consolidated financial condition or results of operations and cash flows. The Company intends to continue to contest this case vigorously.

The Company is a party to various other litigation matters incidental to the conduct of business. The Company does not believe that the outcome of any of these matters will have a material adverse effect on its consolidated financial condition or results of operations and cash flows.

15. Retirement Plans

Prior to July 1, 2002, the Company offered three retirement plans, a savings plan for its salaried Burger King employees (the “Carrols Corporation Retirement Savings Plan”) and 401(k) plans for its Pollo Tropical employees (the “Pollo Tropical 401(k) Plan”) and its Taco Cabana employees (the “Taco Cabana Plan”).

Effective July 1, 2002, the Company restated the Carrols Corporation Retirement Savings Plan, and the Pollo Tropical 401(k) Plan and the Taco Cabana Plan were merged into the Carrols Corporation Plan (“the Plan”). Under the restated plan, the Company’s contributions begin to vest after one year and fully vest after five years of service. A year of service is defined as a plan year during which an employee completes at least 1,000 hours of service. The Company may elect to contribute to the Plan on an annual basis. The Company’s contributions are equal to 50% of the employee’s contribution to a maximum Company contribution of $520 annually for any plan year that the Company participates in an employee match. The Plan includes a savings option pursuant to section 401(k) of the Internal Revenue Code in addition to a post tax savings option. Participating employees may contribute up to 18% of their salary annually to either of the savings options,

CARROLS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2004, 2003 and 2002

(in thousands of dollars)

subject to other limitations. The employees have various investment options available under a trust established by the Plan. Contributions to the Plan were $432 and $426 for the years ended December 31, 2003 and 2002, respectively. For the 2004 plan year, the Company did not make any matching contributions.

Under the Pollo Tropical 401(k) Plan and Taco Cabana Plan, all employees who were age 21 or older and who had been credited with at least 1,000 hours of service within 12 consecutive months were eligible to participate in the plan. Employees could contribute up to 15% of their salary on a pre-tax basis, and could self-direct contributions to various investment options. The Company made discretionary matching contributions, which were allocated to participants based on the participant’s eligible deferrals during the plan year. Company contributions to the Pollo Tropical 401(k) Plan and Taco Cabana Plan vested at a rate of 33% and 20%, respectively for each year of service and were $20 for the year ended December 31, 2002.

16. Postretirement Benefits

The Company provides postretirement medical and life insurance benefits covering substantially all Burger King administrative and restaurant management salaried employees. A December 31, measurement date is used for the postretirement benefits. The following is the plan status and accumulated postretirement benefit obligation (APBO) at December 31, 2004 and 2003:

	2004	2003
Change in benefit obligation:
Benefit obligation at beginning of year	$4,310	$3,331
Service cost	381	287
Interest cost	251	232
Plan participant’s contributions	1	2
Actuarial loss	107	610
Benefits paid	(107)	(152)

Benefit obligation at end of year	4,943	4,310

Change in plan assets:
Fair value of plan assets at beginning of year	—	—
Employer contributions	106	150
Plan participant’s contributions	1	2
Benefits paid	(107)	(152)

Fair value of plan assets at end of year	—	—

Funded status	4,943	4,310
Unrecognized prior service cost	103	133
Unrecognized net actuarial net loss	(1,542)	(1,481)

Accrued benefit cost	$3,504	$2,962

Weighted average assumptions:
Discount rate used to determine benefit obligations	5.75%	6.15%

Discount rate used to determine net periodic benefit cost	6.15%	6.75%

The discount rate is determined based on high-quality fixed income investments that match the duration of expected retiree medical and life insurance benefits. The Company has typically used the corporate AA/Aa bond rate for this assumption.

CARROLS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2004, 2003 and 2002

(in thousands of dollars)

Assumed health care cost trend rates at December 31:

	2004	2003	2002
Medical benefits cost trend rate assumed for the following year	8.25%	8.50%	9.00%
Prescription drug benefit cost trend rate assumed for the following year	12.00%	12.00%	13.00%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	5.00%	5.00%	5.00%
Year that the rate reaches the ultimate trend rate	2012	2010	2010

During 2005, the Company expects to contribute approximately $99 to its postretirement benefit plan. The benefits expected to be paid in each year from 2005 through 2009 are $99, $100, $103, $107 and $125, respectively, and for the years 2010-2014 the aggregate amount of $1,027.

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

The Company has reviewed the methods prescribed in the Act to calculate the impact of the Subsidy. Due to the Subsidy, for the year ended December 31, 2004, the effect on postretirement benefit expense was a reduction of $62 and the effect on the accumulated benefit obligation was a reduction of $646 at December 31, 2004.

	2004	2003	2002
Components of net periodic benefit cost:
Service cost	$381	$287	$223
Interest cost	251	232	195
Amortization of gains and losses	46	37	18
Amortization of unrecognized prior service cost	(30)	(30)	(30)

Net periodic postretirement benefit cost	$648	$526	$406

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in the health care cost trend rates would have the following effects:

	1% Increase	1% Decrease
Effect on total of service and interest cost components	$130	$(104)
Effect on postretirement benefit obligation	930	(756)

CARROLS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2004, 2003 and 2002

(in thousands of dollars)

17. Guarantor Financial Statements

The $180.0 million 9% senior subordinated notes of the Company are, and the $170.0 million 9 1/2% senior subordinated notes of the Company were, guaranteed by certain of the Company’s subsidiaries (“Guarantor Subsidiaries”), all of which are wholly-owned by the Company. These subsidiaries are:

Cabana Beverages, Inc.

Cabana Bevco LLC

Carrols Realty Holdings

Carrols Realty I Corp.

Carrols Realty II Corp.

Carrols J.G. Corp.

Quanta Advertising Corp.

Pollo Franchise, Inc.

Pollo Operations, Inc.

Taco Cabana, Inc.

TP Acquisition Corp.

TC Bevco LLC

T.C. Management, Inc.

TC Lease Holdings III, V and VI, Inc.

Get Real, Inc.

Texas Taco Cabana, L.P.

The following supplemental financial information sets forth on a condensed consolidating basis, consolidating balance sheets, statements of operations and statements of cash flows for the Parent Company only, Guarantor Subsidiaries and for the Company as of December 31, 2004 and 2003 and for the years ended December 31, 2004, 2003 and 2002.

For certain of the Company’s sale-leaseback transactions, the Parent Company has guaranteed on an unsecured basis the rental payments of its subsidiaries. In accordance with Emerging Issues Task Force Issue No. 90-14, “Unsecured Guarantee by Parent of Subsidiary’s Lease Payments in a Sale-Leaseback Transaction”, the Company has included in the following Guarantor Financial Statements amounts pertaining to these leases as if they were accounted for as financing transactions of the Guarantor subsidiaries. These adjustments are eliminated in consolidation.

For purposes of the guarantor financial statements, the Company and its subsidiaries determine the applicable tax provision for each entity generally using the separate return method. Under this method, current and deferred taxes are allocated to each reporting entity as if it were to file a separate tax return. The rules followed by the reporting entity in computing its tax obligation or refund, including the effects of the alternative minimum tax, would be the same as those followed in filing a separate return with the Internal Revenue Service. However, for purposes of evaluating an entity’s ability to realize its tax attributes, the Company assesses whether it is more likely than not that those assets will be realized at the consolidated level. Under this approach, to the extent that no valuation allowance has been provided in the consolidated financial statements, there would typically be no need for a valuation allowance in the separate accounts of the individual entities. Any differences in the total of the income tax provision (benefit) for the Parent Company Only and the Guarantor Subsidiaries, as calculated on the separate return method, and the consolidated income tax provision (benefit) are eliminated in consolidation.

CARROLS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2004, 2003 and 2002

(in thousands of dollars)

The Company provides some administrative support to its subsidiaries related to executive management, information systems and certain accounting, legal and other administrative functions. For purposes of the guarantor financial statements, the Company allocates such corporate costs on a specific identification basis, where applicable, or based on revenues or the number of restaurants for each subsidiary. Management believes that these allocations are reasonable based on the nature of costs incurred. Prior to the current year, the Company did not allocate these corporate costs to its subsidiaries.

The Company has restated the guarantor financial statements as of December 31, 2003 and for the years ended December 31, 2003 and 2002, to reflect the allocation of the corporate costs to conform to the current year presentation and, in 2003, the tax adjustment referred to below. The effect of these restatements resulted in allocations from the Parent Company to the Guarantor Subsidiaries for the years ended December 31, 2003 and 2002 of $1,438 and $1,483 for general and administrative expenses, respectively, and $219 and $222 for depreciation expense, respectively. The income tax benefit related to these allocations included in the Guarantor Subsidiaries statement of operations was $590 and $529 for the years ended December 31, 2003 and 2002, respectively. The cumulative impact, net of income taxes, on the Guarantor Subsidiaries’ stockholder’s equity and the Parent Company’s investment in subsidiaries for the allocation of corporate costs prior to January 1, 2002 was $1,289.

During 2003, the Parent Company entered into an intercompany agreement, retroactive to January 1 2002, to charge interest to the Guarantor Subsidiaries. The retroactive interest recorded in 2003 was $11,277. The Company has corrected the 2003 provision (benefit) for income taxes between the Parent Company only and the Guarantor Subsidiaries’ financial statements to reflect the tax consequences of the retroactive interest charge in the year recorded for financial reporting purposes. The amount of this adjustment was a tax benefit of $3,834 included in the Guarantor Subsidiaries’ 2003 statement of operations.

CARROLS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONSOLIDATING BALANCE SHEET

December 31, 2004

(in thousands of dollars)

	Parent Company Only	Guarantor Subsidiaries	Eliminations	Consolidated Total
ASSETS
Current assets:
Cash and cash equivalents	$29,195	$2,271	$—	$31,466
Trade and other receivables, net	336	2,242	—	2,578
Inventories	3,376	1,455	—	4,831
Prepaid rent	1,866	1,723	—	3,589
Prepaid expenses and other current assets	1,085	3,273	—	4,358
Refundable income taxes	3,326	—	—	3,326
Deferred income taxes	3,618	2,624	—	6,242

Total current assets	42,802	13,588	—	56,390

Property and equipment, net	88,126	130,276	(25,872)	192,530
Franchise rights, net	90,056	—	—	90,056
Goodwill	1,450	122,274	—	123,724
Franchise agreements, net	6,480	—	—	6,480
Intercompany receivable (payable)	144,620	(145,639)	1,019	—
Investment in subsidiaries	17,094	—	(17,094)	—
Deferred income taxes	551	8,756	—	9,307
Other assets	10,276	5,681	(1,372)	14,585

Total assets	$401,455	$134,936	$(43,319)	$493,072

LIABILITIES AND STOCKHOLDER’S EQUITY (DEFICIT)
Current liabilities:
Current portion of long-term debt	$2,343	$268	$—	$2,611
Current portion of lease financing obligations	1,455	1,999	(859)	2,595
Accounts payable	7,876	9,705	—	17,581
Accrued interest	956	—	—	956
Accrued payroll, related taxes and benefits	16,142	8,798	—	24,940
Accrued bonus to employees and director	20,860	—	—	20,860
Other liabilities	8,586	5,371	—	13,957

Total current liabilities	58,218	26,141	(859)	83,500

Long-term debt, net of current portion	398,233	381	—	398,614
Lease financing obligations, net of current portion	28,696	80,730	(29,624)	79,802
Deferred income—sale-leaseback of real estate	7,181	1,410	2,993	11,584
Accrued postretirement benefits	3,504	—	—	3,504
Other liabilities	18,007	10,328	117	28,452

Total liabilities	513,839	118,990	(27,373)	605,456
Commitments and contingencies

Stockholder’s equity (deficit)	(112,384)	15,946	(15,946)	(112,384)

Total liabilities and stockholder’s equity (deficit)	$401,455	$134,936	$(43,319)	$493,072

CARROLS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONSOLIDATING BALANCE SHEET (As Restated)

December 31, 2003

(in thousands of dollars)

	Parent Company Only	Guarantor Subsidiaries	Eliminations	Consolidated Total
ASSETS
Current assets:
Cash and cash equivalents	$708	$1,706	$—	$2,414
Trade and other receivables, net	401	908	—	1,309
Inventories	3,413	1,523	—	4,936
Prepaid rent	1,309	1,225	—	2,534
Prepaid expenses and other current assets	1,150	2,893	—	4,043
Deferred income taxes	2,608	3,678	—	6,286

Total current assets	9,589	11,933	—	21,522

Property and equipment, net	107,992	138,373	(24,196)	222,169
Franchise rights, net	93,289	—	—	93,289
Goodwill	1,450	122,274	—	123,724
Franchise agreements, net	6,959	—	—	6,959
Intercompany receivable (payable)	157,850	(158,446)	596	—
Investment in subsidiaries	11,787	—	(11,787)	—
Deferred income taxes	(2,940)	6,168	—	3,228
Other assets	6,163	5,679	(1,347)	10,495

Total assets	$392,139	$125,981	$(36,734)	$481,386

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Current portion of long-term debt	$13,758	$247	$—	$14,005
Current portion of lease financing obligations	1,292	1,723	(727)	2,288
Accounts payable	10,918	6,312	—	17,230
Accrued interest	1,549	—	—	1,549
Accrued payroll, related taxes and benefits	8,121	4,719	—	12,840
Accrued income taxes payable	836	—	—	836
Other liabilities	6,757	8,140	—	14,897

Total current liabilities	43,231	21,141	(727)	63,645

Long-term debt, net of current portion	281,176	651	—	281,827
Lease financing obligations, net of current portion	30,153	79,555	(27,311)	82,397
Deferred income—sale-leaseback of real estate	3,673	2,192	2,976	8,841
Accrued postretirement benefits	2,962	—	—	2,962
Other liabilities	19,329	10,740	30	30,099

Total liabilities	380,524	114,279	(25,032)	469,771
Commitments and contingencies

Stockholder’s equity	11,615	11,702	(11,702)	11,615

Total liabilities and stockholder’s equity	$392,139	$125,981	$(36,734)	$481,386

CARROLS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONSOLIDATED STATEMENT OF OPERATIONS

FOR THE YEAR ENDED DECEMBER 31, 2004

(in thousands of dollars)

	Parent Company Only	Guarantor Subsidiaries	Eliminations	Consolidated Total
Revenues:
Restaurant sales	$369,837	$326,506	$—	$696,343
Franchise royalty revenues and fees	—	1,536	—	1,536

Total revenues	369,837	328,042	—	697,879

Cost and expenses:
Cost of sales	103,203	99,421	—	202,624
Restaurant wages and related expenses	117,650	89,082	—	206,732
Restaurant rent expense	22,517	10,562	2,620	35,699
Other restaurant operating expenses	52,712	40,179	—	92,891
Advertising expense	14,489	10,222	—	24,711
General and administrative (including stock-based compensation expense of $1,818)	21,033	22,545	—	43,578
Depreciation and amortization	23,303	18,249	(1,372)	40,180
Impairment losses	1,544	—	—	1,544
Bonus to employees and director	14,817	6,043	—	20,860
Other expense	2,320	—	—	2,320

Total operating expenses	373,588	296,303	1,248	671,139

Income (loss) from operations	(3,751)	31,739	(1,248)	26,740
Interest expense	26,435	6,773	(1,888)	31,320
Loss on extinguishment of debt	8,913	—	—	8,913
Intercompany interest allocations	(18,225)	18,225	—	—

Income (loss) before income taxes	(20,874)	6,741	640	(13,493)
Provision (benefit) for income taxes	(8,362)	2,497	(423)	(6,288)
Equity income from subsidiaries	5,307	—	(5,307)	—

Net income (loss)	$(7,205)	$4,244	$(4,244)	$(7,205)

CARROLS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONSOLIDATING STATEMENT OF OPERATIONS (As Restated)

Year Ended December 31, 2003

(in thousands of dollars)

	Parent Company Only	Guarantor Subsidiaries	Eliminations	Consolidated Total
Revenues:
Restaurant sales	$353,310	$290,269	$—	$643,579
Franchise royalty revenues and fees	—	1,406	—	1,406

Total revenues	353,310	291,675	—	644,985

Costs and expenses:
Cost of sales	94,360	86,822	—	181,182
Restaurant wages and related expenses	113,996	80,319	—	194,315
Restaurant rent expense	20,859	10,851	—	31,710
Other restaurant operating expenses	52,302	36,268	1,310	89,880
Advertising expense	14,923	12,428	—	27,351
General and administrative (including stock-based compensation expense of $253)	18,588	17,983	805	37,376
Depreciation and amortization	26,198	16,426	(616)	42,008
Impairment losses	706	3,445	—	4,151

Total operating expenses	341,932	264,542	1,499	607,973

Income from operations	11,378	27,133	(1,499)	37,012
Interest expense	28,955	6,097	(983)	34,069
Intercompany interest allocations	(29,502)	29,502	—	—

Income (loss) before income taxes	11,925	(8,466)	(516)	2,943
Provision (benefit) for income taxes	4,775	(3,120)	(531)	1,124
Equity loss from subsidiaries	(5,331)	—	5,331	—

Net income (loss)	$1,819	$(5,346)	$5,346	$1,819

CARROLS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONSOLIDATING STATEMENT OF OPERATIONS (As Restated)

Year Ended December 31, 2002

(in thousands of dollars)

	Parent Company Only	Guarantor Subsidiaries	Eliminations	Consolidated Total
Revenues:
Restaurant sales	$380,119	$275,426	$—	$655,545
Franchise royalty revenues and fees	—	1,482	—	1,482

Total revenues	380,119	276,908	—	657,027

Costs and expenses:
Cost of sales	101,851	82,125	—	183,976
Restaurant wages and related expenses	118,754	77,504	—	196,258
Restaurant rent expense	22,111	9,076	—	31,187
Other restaurant operating expenses	54,547	32,773	15	87,335
Advertising expense	16,831	11,210	—	28,041
General and administrative (including stock-based compensation income of $151)	20,846	15,613	—	36,459
Depreciation and amortization	26,546	14,814	(8)	41,352
Impairment losses	1,033	252	—	1,285

Total operating expenses	362,519	243,367	7	605,893

Income from operations	17,600	33,541	(7)	51,134
Interest expense	31,391	5,321	(12)	36,700
Intercompany interest allocations	(6,944)	6,944	—	—

Income (loss) before income taxes	(6,847)	21,276	5	14,434
Provision (benefit) for income taxes	(2,255)	7,489	(65)	5,169
Equity income from subsidiaries	13,857	—	(13,857)	—

Net income	$9,265	$13,787	$(13,787)	$9,265

CARROLS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONSOLIDATING STATEMENT OF CASH FLOWS

Year Ended December 31, 2004

(in thousands of dollars)

	Parent Company Only	Guarantor Subsidiaries	Eliminations	Consolidated Total
Cash flows provided from operating activities:
Net income (loss)	$(7,205)	$4,244	$(4,244)	$(7,205)
Adjustments to reconcile net income (loss) to net cash provided from operating activities:
(Gain)/loss on disposal of property and equipment	(288)	112	—	(176)
Depreciation and amortization	23,303	18,249	(1,372)	40,180
Amortization of deferred financing costs	1,347	72	—	1,419
Amortization of unearned purchase discounts	2,154	—	—	2,154
Amortization of deferred gains from sale-leaseback transactions	(366)	(260)	—	(626)
Impairment losses	1,544	—	—	1,544
Loss on extinguishment of debt	8,913	—	—	8,913
Deferred income taxes	(4,501)	(1,534)	—	(6,035)
Changes in operating assets and liabilities	29,754	(12,081)	4,811	22,484

Net cash provided from operating activities	54,655	8,802	(805)	62,652

Cash flows used for investing activities:
Capital expenditures:
New restaurant development	(1,040)	(10,381)	—	(11,421)
Lessor reimbursement	—	754	—	754

Net new restaurant development	(1,040)	(9,627)	—	(10,667)
Restaurant remodeling	(845)	—	—	(845)
Other restaurant expenditures	(2,920)	(4,723)	—	(7,643)
Corporate and restaurant information systems	(734)	(337)	—	(1,071)

Net capital expenditures	(5,539)	(14,687)	—	(20,226)
Properties purchased for sale-leaseback	(1,574)	—	—	(1,574)
Proceeds from dispositions of property and equipment	488	686	—	1,174

Net cash used for investing activities	(6,625)	(14,001)	—	(20,626)

Cash flows provided from (used for) financing activities:
Payments on revolving credit facility, net	(600)	—	—	(600)
Scheduled principal payments on term loans	(10,125)	—	—	(10,125)
Proceeds from issuance of debt	400,000	—	—	400,000
Tender and redemption of 9 1/2% senior subordinated notes	(175,756)	—	—	(175,756)
Repayment of borrowings under previous credit facility	(113,375)	—	—	(113,375)
Financing costs associated with issuance of debt	(8,792)	—	—	(8,792)
Dividends paid	(116,794)	—	—	(116,794)
Principal payments on lease financing obligations	(1,296)	(1,797)	805	(2,288)
Payments on other notes payable, net	(117)	—	—	(117)
Principal payments on capital leases	(141)	(249)	—	(390)
Proceeds from lease financing obligations, net	—	3,250	(3,250)	—
Financing costs associated with lease financing obligations	—	(98)	98	—
Proceeds from sale-leaseback transactions	7,453	4,658	3,152	15,263

Net cash provided from (used for) financing activities	(19,543)	5,764	805	(12,974)

Net increase in cash and cash equivalents	28,487	565	—	29,052
Cash and cash equivalents, beginning of year	708	1,706	—	2,414

Cash and cash equivalents, end of year	$29,195	$2,271	$—	$31,466

CARROLS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONSOLIDATING STATEMENT OF CASH FLOWS (As Restated)

Year Ended December 31, 2003

(in thousands of dollars)

	Parent Company Only	Guarantor Subsidiaries	Eliminations	Consolidated Total
Cash flows provided from (used for) operating activities:
Net income (loss)	$1,819	$(5,346)	$5,346	$1,819
Adjustments to reconcile net income (loss) to net cash provided from (used for) operating activities:
Gain on disposal of property and equipment	(837)	(354)	805	(386)
Depreciation and amortization	26,198	16,426	(616)	42,008
Amortization of deferred financing costs	1,373	72	—	1,445
Amortization of unearned purchase discounts	2,146	—	—	2,146
Amortization of deferred gains from sale-leaseback transactions	(150)	(119)	—	(269)
Impairment losses	706	3,445	—	4,151
Deferred income taxes	41	(814)	—	(773)
Changes in operating assets and liabilities	30,589	(26,568)	(5,923)	(1,902)

Net cash provided from (used for) operating activities	61,885	(13,258)	(388)	48,239

Cash flows used for investing activities:
Capital expenditures:
New restaurant development	(2,631)	(15,967)	—	(18,598)
Restaurant remodeling	(3,170)	(147)	—	(3,317)
Other restaurant expenditures	(2,044)	(4,881)	—	(6,925)
Corporate and restaurant information systems	(850)	(554)	—	(1,404)

Total capital expenditures	(8,695)	(21,549)	—	(30,244)
Properties purchased for sale-leaseback	—	(3,149)	—	(3,149)
Proceeds from dispositions of property and equipment	1,251	2,670	—	3,921

Net cash used for investing activities	(7,444)	(22,028)	—	(29,472)

Cash flows provided from (used for) financing activities:
Payments on revolving credit facility, net	(52,200)	—	—	(52,200)
Scheduled principal payments on term loans	(11,000)	—	—	(11,000)
Principal payments on lease financing obligations	(1,118)	(899)	—	(2,017)
Payments on other notes payable, net	(847)	—	—	(847)
Principal payments on capital leases	(155)	(291)	—	(446)
Proceeds from lease financing obligations, net	—	22,542	(22,542)	—
Financing costs associated with lease financing obligations	—	(1,159)	1,159	—
Proceeds from sale-leaseback transactions	10,872	14,976	21,771	47,619

Net cash provided from (used for) financing activities	(54,448)	35,169	388	(18,891)

Net decrease in cash and cash equivalents	(7)	(117)	—	(124)
Cash and cash equivalents, beginning of year	715	1,823	—	2,538

Cash and cash equivalents, end of year	$708	$1,706	$—	$2,414

CARROLS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONSOLIDATING STATEMENT OF CASH FLOWS (As Restated)

Year Ended December 31, 2002

(in thousands of dollars)

	Parent Company Only	Guarantor Subsidiaries	Eliminations	Consolidated Total
Cash flows provided from operating activities:
Net income	$9,265	$13,787	$(13,787)	$9,265
Adjustments to reconcile net income to net cash provided from operating activities:
Loss on disposal of property and equipment	—	24	—	24
Depreciation and amortization	26,546	14,814	(8)	41,352
Amortization of deferred financing costs	1,365	72	—	1,437
Amortization of unearned purchase discounts	2,155	—	—	2,155
Amortization of deferred gains from sale-leaseback transactions	(65)	—	—	(65)
Impairment losses	1,033	252	—	1,285
Deferred income taxes	1,753	3,376	—	5,129
Changes in operating assets and liabilities	(6,616)	(11,792)	13,790	(4,618)

Net cash provided from operating activities	35,436	20,533	(5)	55,964

Cash flows used for investing activities:
Capital expenditures:
New restaurant development	(9,113)	(18,352)	—	(27,465)
Restaurant remodeling	(12,699)	(3,555)	—	(16,254)
Other restaurant expenditures	(4,919)	(4,099)	—	(9,018)
Corporate and restaurant information systems	(651)	(767)	—	(1,418)

Total capital expenditures	(27,382)	(26,773)	—	(54,155)
Properties purchased for sale-leaseback	(925)	—	—	(925)
Proceeds from dispositions of property and equipment	9	—	—	9

Net cash used for investing activities	(28,298)	(26,773)	—	(55,071)

Cash flows provided from (used for) financing activities:
Payments on revolving credit facility, net	(2,700)	—	—	(2,700)
Scheduled principal payments on term loans	(8,500)	—	—	(8,500)
Principal payments on lease financing obligations	(996)	(773)	—	(1,769)
Payments on other notes payable, net	(978)	—	—	(978)
Principal payments on capital leases	(284)	(267)	—	(551)
Proceeds from lease financing obligations	—	5,495	(5,495)	—
Financing costs associated with lease financing obligations	—	(227)	227	—
Proceeds from sale-leaseback transactions	6,114	2,351	5,273	13,738

Net cash provided from (used for) financing activities	(7,344)	6,579	5	(760)

Net increase (decrease) in cash and cash equivalents	(206)	339	—	133
Cash and cash equivalents, beginning of year	921	1,484	—	2,405

Cash and cash equivalents, end of year	$715	$1,823	$—	$2,538

CARROLS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2004, 2003 and 2002

(in thousands of dollars)

Note 18. Selected Quarterly Financial Data (Unaudited) (1)

	Quarter Ended
2004	March 31		June 30		September 30		December 31
	As Previously Reported	As Restated	As Previously Reported	As Restated	As Previously Reported	As Restated
Total revenues	$156,900	$156,900	$177,923	$177,923	$178,162	$178,162		$184,894
Gross profit (2)	29,087	29,019	35,304	35,276	34,507	34,456		36,471
Net income (loss)	379	(47)	4,053	2,757	2,584	1,769		(11,684	)(3)

	Quarter Ended
2003	March 31		June 30		September 30		December 31
	As Previously Reported	As Restated	As Previously Reported	As Restated	As Previously Reported	As Restated	As Previously Reported	As Restated
Total revenues	$152,240	$152,240	$165,621	$165,621	$166,195	$166,195	$160,929	$160,929
Gross profit (2)	26,312	26,207	32,738	32,650	32,208	32,136	29,616	29,554
Net income (loss)	(1,340)	(1,708)	2,323	2,246	795	827	590	454

(1)	See Note 2 regarding the restatement of previously issued financial statements.
(2)	Gross profit is defined as total revenues less cost of sales, restaurant wages and related expenses, other restaurant operating expenses, restaurant rent expense and advertising expenses.
(3)	In the fourth quarter of 2004, the Company recorded a $20.9 million non-recurring bonus payment including taxes (See Note 11) and incurred an $8.9 million loss on early extinguishment of debt associated with the December 2004 refinancing (See Note 7).

CARROLS CORPORATION AND SUBSIDIARIES

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

Years Ended December 31, 2004, 2003 and 2002

(in thousands of dollars)

Column A	Column B	Col. C			Col. D		Col. E
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to other accounts		Deductions		Balance at End of Period
Year ended December 31, 2004:
Reserve for doubtful trade accounts receivable	$94	$—	$—		$(13	)(a)	$81
Reserve for note receivable	1,184	—	—		(25)		1,159

Year ended December 31, 2003:
Reserve for doubtful trade accounts receivable	$128	$—	$—		$(34	)(a)	$94
Reserve for note receivable	—	—	1,200	(b)	(16)		1,184

Year ended December 31, 2002:
Reserve for doubtful trade accounts receivable	$128	$—	$—		$—		$128
Reserve for note receivable	238	—	—		(238)		—

(a)	Represents write-offs of accounts.
(b)	Represents the establishment of a reserve for the total amount of a note receivable at the date of its issuance.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the 28th day of July 2005.

CARROLS CORPORATION

By:	/s/ ALAN VITULI
Alan Vituli,
Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ ALAN VITULI Alan Vituli	Director, Chairman of the Board and Chief Executive Officer	July 28, 2005

/s/ DANIEL T. ACCORDINO Daniel T. Accordino	President, Chief Operating Officer and Director	July 28 2005

/s/ PAUL R. FLANDERS Paul R. Flanders	Vice President – Chief Financial Officer and Treasurer	July 28, 2005

/s/ TIMOTHY J. LALONDE Timothy J. LaLonde	Vice President – Controller	July 28, 2005

/s/ BENJAMIN D. CHERESKIN Benjamin D. Chereskin	Director	July 28, 2005

/s/ ROBIN P. SELATI Robin P. Selati	Director	July 28, 2005

/s/ CLAYTON E. WILHITE Clayton E. Wilhite	Director	July 28, 2005

/s/ BRIAN F. GLEASON Brian F. Gleason	Director	July 28, 2005

/s/ OLASENI ADEYEMI SONUGA Olaseni Adeyemi Sonuga	Director	July 28, 2005