Form 10-Q
period 2005-04-02
CARROLS CORP
filed 2005-07-29
CIK 17927

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 2, 2005

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐    No  ☒

The number of shares of the registrant’s common stock outstanding as of July 20, 2005 is 10.

PART I—FINANCIAL INFORMATION

ITEM 1—FINANCIAL STATEMENTS

CARROLS CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands of dollars)

(Unaudited)

	March 31, 2005	December 31, 2004
ASSETS
Current assets:
Cash and cash equivalents	$4,825	$31,466
Trade and other receivables, net of reserves of $81 at each date	3,093	2,578
Inventories	4,563	4,831
Prepaid rent	3,575	3,589
Prepaid expenses and other current assets	5,314	4,358
Refundable income taxes	1,462	3,326
Deferred income taxes	6,242	6,242

Total current assets	29,074	56,390

Property and equipment, net	188,870	192,530
Franchise rights, net	89,252	90,056
Goodwill	123,724	123,724
Franchise agreements, at cost less accumulated amortization of $5,043 and $4,954, respectively	6,310	6,480
Deferred income taxes	9,486	9,307
Other assets	15,160	14,585

Total assets	$461,876	$493,072

LIABILITIES AND STOCKHOLDER’S DEFICIT

Current liabilities:
Current portion of long-term debt	$2,604	$2,611
Current portion of lease financing obligations	2,665	2,595
Accounts payable	17,021	17,581
Accrued interest	4,946	956
Accrued payroll, related taxes and benefits	14,234	24,940
Accrued bonus to employees and director	—	20,860
Other liabilities	11,910	13,957

Total current liabilities	53,380	83,500

Long-term debt, net of current portion	397,969	398,614
Lease financing obligations, net of current portion	79,105	79,802
Deferred income—sale-leaseback of real estate	11,360	11,584
Accrued postretirement benefits	3,567	3,504
Other liabilities (Note 8)	27,799	28,452

Total liabilities	573,180	605,456

Commitments and contingencies

Stockholder’s deficit:
Common stock, par value $1; authorized 1,000 shares, issued and outstanding—10 shares	—	—
Additional paid-in capital	(92,309)	(92,309)
Accumulated deficit	(18,995)	(20,075)

Total stockholder’s deficit	(111,304)	(112,384)

Total liabilities and stockholder’s deficit	$461,876	$493,072

The accompanying notes are an integral part of these financial statements.

CARROLS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2005 AND 2004

(in thousands of dollars)

(Unaudited)

	2005	Restated Note 3 2004
Revenues:
Restaurant sales	$169,138	$156,545
Franchise royalty revenues and fees	378	355

Total revenues	169,516	156,900

Costs and expenses:
Cost of sales	48,838	43,681
Restaurant wages and related expenses	50,075	47,851
Restaurant rent expense	9,168	8,631
Other restaurant operating expenses	24,196	21,890
Advertising expense	6,563	5,827
General and administrative (including stock-based compensation expense of $75 and $526, respectively)	10,562	10,285
Depreciation and amortization	8,786	10,575
Impairment losses (Note 4)	446	261

Total operating expenses	158,634	149,001

Income from operations	10,882	7,899
Interest expense	9,219	7,988

Income (loss) before income taxes	1,663	(89)
Provision (benefit) for income taxes (Note 7)	583	(42)

Net income (loss)	$1,080	$(47)

The accompanying notes are an integral part of these financial statements.

CARROLS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

THREE MONTHS ENDED MARCH 31, 2005 AND 2004

(in thousands of dollars)

(Unaudited)

	2005	Restated Note 3 2004
Cash flows provided from (used for) operating activities:
Net income (loss)	$1,080	$(47)
Adjustments to reconcile net income to net cash provided from (used for) operating activities:
Depreciation and amortization	8,786	10,575
Amortization of deferred financing costs	355	362
Amortization of unearned purchase discounts	539	539
Amortization of deferred gains from sale-leaseback transactions	(165)	(187)
Impairment losses	446	261
Deferred income taxes	(179)	(500)
Decrease in accrued bonus to employees and director	(20,860)	—
Increase (decrease) in accrued payroll, related taxes and benefits	(10,706)	1,399
Changes in other operating assets and liabilities	104	(1,938)

Net cash provided from (used for) operating activities	(20,600)	10,464

Cash flows used for investing activities:
Capital expenditures:
New restaurant development	(2,384)	(1,637)
Restaurant remodeling	(176)	(61)
Other restaurant expenditures	(1,463)	(1,240)
Corporate and restaurant information systems	(287)	(166)

Total capital expenditures	(4,310)	(3,104)
Properties purchased for sale-leaseback	(275)	—

Net cash used for investing activities	(4,585)	(3,104)

Cash flows used for financing activities:
Payments on revolving credit facility, net	—	(600)
Scheduled principal payments on term loans	(550)	(3,375)
Principal pre-payments on term loans	—	(9,000)
Principal payments on lease financing obligations	(627)	(544)
Payments on other notes payable, net	—	(98)
Principal payments on capital leases	(102)	(106)
Financing costs associated with issuance of debt	(177)	—
Proceeds from sale-leaseback transactions	—	7,097

Net cash used for financing activities	(1,456)	(6,626)

Increase (decrease) in cash and cash equivalents	(26,641)	734
Cash and cash equivalents, beginning of period	31,466	2,414

Cash and cash equivalents, end of period	$4,825	$3,148

The accompanying notes are an integral part of these financial statements.

CARROLS CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands of dollars)

1. Basis of Presentation

Basis of Consolidation. The consolidated financial statements include the accounts of Carrols Corporation and its subsidiaries (“Carrols” or the “Company”). All intercompany transactions have been eliminated in consolidation. The Company is a wholly-owned subsidiary of Carrols Holdings Corporation (“Holdings”).

Business Description. At March 31, 2005, the Company operated, as franchisee, 347 quick-service restaurants under the trade name “Burger King” in thirteen Northeastern, Midwestern and Southeastern states. At March 31, 2005, the Company also owned and operated 64 Pollo Tropical restaurants located in Florida and franchised 24 Pollo Tropical restaurants in Puerto Rico, Ecuador and Florida. At March 31, 2005, the Company owned and operated 127 Taco Cabana restaurants located primarily in Texas and franchised seven restaurants in Texas, New Mexico and Georgia.

Fiscal Year. The Company uses a 52-53 week fiscal year ending on the Sunday closest to December 31. All references herein to the fiscal years ended January 2, 2005 and December 28, 2003 will be referred to as the fiscal years ended December 31, 2004 and 2003, respectively. Similarly, all references herein to the three months ended April 2, 2005 and March 30, 2004 will be referred to as the three months ended March 31, 2005 and March 31, 2004, respectively.

Basis of Presentation. The accompanying unaudited consolidated financial statements for the three months ended March 31, 2005 and 2004 have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission and do not include all of the information and the footnotes required by accounting principles generally accepted in the United States of America for complete statements. In the opinion of management, all normal and recurring adjustments considered necessary for a fair presentation of such financial statements have been included. The results of operations for the three months ended March 31, 2005 and 2004 are not necessarily indicative of the results to be expected for the full year.

These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2004 contained in the Company’s 2004 Annual Report on Form 10-K. The December 31, 2004 balance sheet data is derived from those audited financial statements. The Company restated its financial statements including applicable footnotes in its 2004 Annual Report on Form 10-K as of December 31, 2003 and for the years ended December 31, 2003 and 2002 as further discussed in Note 2 of the consolidated financial statements contained therein. All previously reported amounts affected by the restatement that appear elsewhere in these footnotes to the consolidated financial statements have also been restated. See Note 3 to these consolidated financial statements.

Use of Estimates. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Significant items subject to such estimates include: accrued occupancy costs, insurance liabilities, legal obligations, income taxes, evaluation of goodwill, impairment of long-lived assets and impairment of Burger King franchise rights. Actual results could differ from those estimates.

Reclassifications. Certain amounts for prior periods have been reclassified to conform to the current year presentation.

CARROLS CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands of dollars)

Subsequent Event. In July 2005 we acquired four Taco Cabana restaurants in Texas from a franchisee for approximately $4.1 million.

2. Stock-Based Compensation

At March 31, 2005, the Company had four stock-based compensation plans. All outstanding stock options were cancelled and terminated effective May 3, 2005 in exchange for the issuance of an identical number of shares of common stock. See below Subsequent Event. Statement of Financial Accounting Standards (“SFAS”) 123, “Accounting for Stock-Based Compensation,” (“SFAS 123”) permits entities to recognize as an expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS 123, as amended, allows entities to continue to apply the provisions of Accounting Principles Board No. 25, “Accounting for Stock Issued to Employees,” (“APB 25”) and provide pro forma net income disclosures for employee stock option grants as if the fair-value-based method defined in SFAS 123 has been applied. The Company has elected to continue applying the provisions of APB 25 and provide the pro forma disclosure provisions of SFAS 123.

The following table presents the Company’s pro forma net income had compensation cost been determined based upon the fair value of the stock options at the grant date consistent with the fair-value based method of SFAS 123:

	Three Months Ended March 31,
	2005	Restated Note 3 2004
Net income (loss), as reported	$1,080	$(47)
Add: Stock-based compensation expense included in reported net income (loss), net of related tax effects (1)	49	316
Deduct: Stock-based compensation expense determined under the fair-value based method for all awards, net of related tax effects	(58)	(60)

Pro forma net income	$1,071	$209

(1)	Amount represents stock-based compensation expense for certain stock options requiring variable accounting.

Subsequent Event. Effective May 3, 2005, Holdings issued an aggregate of 260,600 shares of common stock in exchange for the cancellation and termination of an identical number of outstanding options to purchase shares of Holdings’ common stock. As a consequence of the exchange, substantially all outstanding stock options were cancelled and terminated. All shares were issued pursuant to stock award agreements, which provide that such shares are fully vested and non-forfeitable upon issuance, but may not be sold or otherwise disposed of for a period of two years from the date of issuance. Such agreements also provide that up to an aggregate of 16% of each recipients’ shares (for those recipients that were issued 100 or more shares) are subject to repurchase by Holdings (at its option) after December 31, 2006 under certain circumstances described in the award agreements. In addition, such shares may be subject to repurchase by Holdings (at its option) in the event of a termination of employment before the occurrence of certain events. The Company recorded a compensation charge in the second quarter of 2005 relative to these stock awards.

3. Restatement of Previously Issued Financial Statements

As previously reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, the Company restated its financial statements including applicable footnotes as of December 31, 2003 and for the years ended December 31, 2003 and 2002.

CARROLS CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands of dollars)

Lease and Leasehold Improvement Accounting

The Company reviewed its lease accounting policies following a host of announcements by many restaurant and retail companies that they were revising their accounting practices for leases. The Company historically followed the accounting practice of using the initial lease term when determining operating versus capital lease classification and when calculating straight-line rent expense. In addition, the Company depreciated its buildings on leased land and leasehold improvements over a period that included both the initial lease term plus one or more optional extension periods even if the option renewal was not reasonably assured (or the useful life of the asset if shorter).

Upon such review, the Company restated its financial statements for the years ended December 31, 2003 and 2002 and the unaudited quarterly financial information for 2003 and the first three quarters of 2004 to correct errors in its lease accounting. Specifically, the Company revised its lease term for purposes of lease classification and calculating straight-line rent expense to only include renewal options that are reasonably assured of exercise because an economic penalty, as defined under SFAS No. 98, “Accounting for Leases,” would be incurred in the event of non-renewal. The Company also revised its useful lives of leasehold improvements to the shorter of their economic lives or the lease term as defined in SFAS No. 13. The primary impact of the restatement was to accelerate depreciation of buildings on leased land and leasehold improvements made subsequent to the lease inception date. The restatement also reduced the lives of intangible assets related to leases. As a result of this restatement, amortization expense for leasehold improvements was increased by $0.4 million in the first three months of 2004.

In conjunction with the review of its lease accounting, the Company also determined that adjustments were necessary for lease liabilities for operating leases with non-level rents at the time of its acquisitions of Pollo Tropical in 1998 and Taco Cabana in 2000 as well as liabilities related to acquired leases with above-market rentals for Taco Cabana. The Company adjusted its purchase price allocations for these acquisitions and restated lease liabilities and goodwill as of the acquisition dates. The Company has also restated rent expense and interest expense for those previously reported periods subsequent to each acquisition and restated goodwill amortization through December 31, 2001.

As a result of these restatements, rent expense increased $0.1 million in the first three months of 2004.

Accounting for Franchise Rights

In 2004, the Company also reviewed its accounting policies for the amortization of franchise rights, intangible assets pertaining to the Company’s acquisition of Burger King restaurants, and determined that it made an error in the assessment of their remaining useful lives at January 1, 2002, as part of its adoption of SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). Beginning on January 1, 2002, amounts allocated to franchise rights for each acquisition are amortized using the straight-line method over the average remaining term of the acquired franchise agreements at January 1, 2002, plus one twenty-year renewal period. Previously, the Company amortized the amounts allocated to franchise rights over periods ranging from twenty to forty years.

In connection with the review of its accounting for franchise rights, the Company also determined that it understated franchise rights and deferred tax liabilities each by $14.0 million that pertained to an acquisition of 64 Burger King restaurants in 1997.

The adjustments related to these restatements reduced amortization expense by $0.2 million in the first three months of 2004.

Stock-based Compensation Expense

In 2004, the Company reevaluated the terms of its option plans and grants and concluded that provisions of certain options granted under our plans required the Company to account for these options using the variable

CARROLS CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands of dollars)

accounting provisions of APB 25. Previously, the Company had accounted for these options under APB 25 using a fixed accounting treatment whereby compensation expense, if any, was only evaluated at the date of the option grant. The impact of this adjustment was to increase stock-based compensation expense, included in general and administrative expenses, by $0.5 million in the first three months of 2004.

The following table sets forth the previously reported amounts and the restated amounts reflected in the accompanying consolidated financial statements for the three months ended March 31, 2004:

	As Previously Reported	As Restated
Consolidated Statements of Operations:
Restaurant rent expense	$8,564	$8,631
General and administrative expense	9,759	10,285
Depreciation and amortization	10,529	10,575
Total operating expenses	148,362	149,001
Income from operations	8,538	7,899
Interest expense	7,939	7,988
Income (loss) before income taxes	599	(89)
Provision (benefit) for income taxes	220	(42)
Net income (loss)	379	(47)

Consolidated Statements of Cash Flows:
Net income (loss)	$379	$(47)
Depreciation and amortization	10,529	10,575
Deferred income taxes	(238)	(500)
Increase in accrued payroll, related taxes and benefits	873	1,399
Changes in other operating assets and liabilities	(2,054)	(1,938)

Accounting for Guarantor Financial Statements

In addition, the Company has restated its guarantor financial statements for the three months ended March 31, 2004 to reflect the allocation of corporate costs to conform to the current year presentation. See Note 13.

All previously reported amounts affected by the restatements that appear elsewhere in these footnotes to the consolidated financial statements have also been restated.

4. Impairment of Long-Lived Assets

The Company reviews its long-lived assets property and equipment, for impairment at the restaurant level. If an indicator of impairment exists for any of its assets, an estimate of undiscounted future cash flows from the related long-lived asset is compared to their respective carrying values. If an asset is determined to be impaired, the loss is measured by the excess carrying amount of the asset over its fair value. For the three months ended March 31, 2005 and 2004 the Company recorded impairment losses of $446 and $261, respectively, related to its property and equipment for certain of its Burger King restaurants.

5. Goodwill and Franchise Rights

Goodwill. Goodwill is reviewed for impairment annually, or more frequently when events and circumstances indicate that the carrying amounts may be impaired. The Company performs its annual impairment assessment as of December 31 each year. There were no changes to the carrying amount of goodwill during the three months ended March 31, 2005 and 2004.

CARROLS CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands of dollars)

Franchise Rights. Amounts allocated to franchise rights for each acquisition are amortized using the straight-line method over the average remaining term of the acquired franchise agreements at January 1, 2002 plus one twenty-year renewal period.

The gross carrying amount of franchise rights at March 31, 2005 and December 31, 2004 was $139,225 and $139,527, respectively, and accumulated amortization was $49,973 and $49,471, respectively. Amortization expense was $804 and $808 for the three months ended March 31, 2005 and March 31, 2004, respectively.

6. Long-term Debt

The Company’s senior credit facility provides for a revolving credit facility under which it may borrow up to $50.0 million (including a sub limit of up to $20.0 million for letters of credit and up to $5.0 million for swingline loans), a $220.0 million term loan B facility and incremental facilities (as defined in the new senior credit facility), at its option, of up to $100.0 million, subject to the satisfaction of certain conditions. At March 31, 2005, $219.5 million was outstanding under the term B facility and no amounts were outstanding under the revolving credit facility. After reserving $10.8 million for letters of credit guaranteed by the facility, $39.2 million was available for borrowings under the revolving credit facility at March 31, 2005.

As a result of the restatement of the Company’s financial statements as discussed in Note 3, the Company was in default under its senior credit facility by failing to timely furnish its annual audited financial statements for fiscal year 2004 to its lenders. On May 19, 2005, the Company obtained a waiver of such default from its lenders that extended the time period to deliver the audited financial statements for the 2004 fiscal year as well as the financial statements for the first quarter of 2005 to July 31, 2005.

On December 15, 2004, the Company issued $180 million of 9% Senior Subordinated Notes due 2013. In connection with the terms of the senior subordinated notes, because the Company did not complete an exchange offer on or prior to June 13, 2005, the interest rate on the Company’s senior subordinated notes was increased by 0.25% per annum for the 90-day period immediately following June 13, 2005 and will be increased by an additional 0.25% per annum for each subsequent 90-day period, with a maximum of 1.00% per annum of additional interest, in each case until an exchange offer is completed or the senior subordinated notes become freely tradable under the Securities Act of 1933, as amended.

7. Income Taxes

The income tax provision (benefit) for the three months ended March 31, 2005 and 2004 was comprised of the following:

	2005	Restated Note 3 2004
Current	$762	$458
Deferred	(179)	(500)

	$583	$(42)

The provision for income taxes for the first quarter of 2005 was derived using an estimated effective annual income tax rate for 2005 of approximately 35%. The benefit for income taxes in the first quarter of 2004 is based on an effective tax rate of 46.6%. This rate is higher than the statutory Federal tax rate primarily due to state income taxes and tax credits.

CARROLS CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands of dollars)

8. Other Liabilities

Other long-term liabilities at March 31, 2005 and December 31, 2004 consisted of the following:

	March 31, 2005	December 31, 2004
Unearned purchase discounts	$8,061	$8,611
Accrued occupancy costs	11,219	11,400
Accrued workers compensation costs	4,911	4,821
Other	3,608	3,620

	$27,799	$28,452

In 2001, management made the decision to close seven Taco Cabana restaurants in the Phoenix, Arizona market and discontinue restaurant development underway in that market. At March 31, 2005 and December 31, 2004, the Company has $0.6 million in lease liability reserves at both dates and $0.1 million in other exit cost reserves at both dates related to these restaurants that are included in accrued occupancy costs.

The following table presents the activity in the exit cost reserve:

	Three Months Ended March 31,
	2005	2004

Balance, beginning of period	$756	$847
Additions	—	—
Payments	(32)	(14)

Balance, end of period	$724	$833

9. Postretirement Benefits

The Company provides postretirement medical and life insurance benefits covering substantially all Burger King administrative and restaurant management salaried employees. A December 31 measurement date is used for postretirement benefits.

The following summarizes the components of net periodic benefit cost for the three months ended March 31, 2005 and 2004:

	2005	2004
Components of net periodic benefit cost:
Service cost	$62	$91
Interest cost	49	67
Amortization of gains and losses	(5)	15
Amortization of unrecognized prior service cost	(7)	(7)

Net periodic postretirement benefit cost	$99	$166

CARROLS CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands of dollars)

10. Business Segment Information

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

The following table includes measures of segment profit or loss reported to the chief operating decision maker for purposes of allocating resources to the segments and assessing their performance. Segment EBITDA is defined as earnings before interest, income taxes, depreciation and amortization, impairment losses and stock-based compensation expense.

The “Other” column includes corporate related items not allocated to reportable segments. Other identifiable assets consist primarily of franchise rights and goodwill.

Three Months Ended:	Taco Cabana	Pollo Tropical	Burger King	Other	Consolidated
March 31, 2005:
Total revenues	$50,183	$34,447	$84,886	$—	$169,516
Cost of sales	14,537	11,381	22,920	—	48,838
Restaurant wages and related expenses	14,139	7,937	27,999	—	50,075
Depreciation and amortization	2,103	1,323	5,016	344	8,786
Segment EBITDA	7,257	7,321	5,611
Capital expenditures	1,767	1,688	568	287	4,310

March 31, 2004 (Restated Note 3):
Total revenues	$46,147	$29,624	$81,129	$—	$156,900
Cost of sales	13,657	9,005	21,019	—	43,681
Restaurant wages and related expenses	13,294	7,110	27,447	—	47,851
Depreciation and amortization	2,930	1,220	5,860	565	10,575
Segment EBITDA	6,244	7,217	5,800
Capital expenditures	1,982	231	725	166	3,104

Identifiable Assets:
At March 31, 2005	$56,809	$44,962	$184,272	$175,833	$461,876
At December 31, 2004	57,133	44,620	189,135	202,184	493,072

CARROLS CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands of dollars)

A reconciliation of our segment’s EBITDA to consolidated net income is as follows:

	Three Months Ended March 31,
	2005	Restated Note 3 2004
Segment EBITDA:
Taco Cabana	$7,257	$6,244
Pollo Tropical	7,321	7,217
Burger King	5,611	5,800

Subtotal	20,189	19,261

Less:
Depreciation and amortization	8,786	10,575
Impairment losses	446	261
Interest expense	9,219	7,988
Provision (benefit) for income taxes	583	(42)
Stock-based compensation expense	75	526

Net income (loss)	$1,080	$(47)

11. Commitments and Contingencies

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

On April 20, 2005, the Court issued a decision and order granting the Company’s Motion for Summary Judgment that the Company filed in January 2004. Subject to possible appeal by the EEOC, the case is dismissed, however the court noted that it was not ruling on the claims, if any, that individual employees might have against the Company. The Company does not believe that any individual claim, if any, would have a material adverse impact on its consolidated financial condition or consolidated results of operations and cash flows.

On November 30, 2002, four former hourly employees commenced a lawsuit against the Company in the United States District Court for the Western District of New York entitled Dawn Seever, et al. v. Carrols Corporation. The lawsuit alleges, in substance, that the Company violated certain minimum wage laws under the Federal Fair Labor Standards Act and related state laws by requiring employees to work without recording their time and by retaliating against those who complained. The plaintiffs seek damages, costs and injunctive relief. They also seek to notify, and eventually certify, a class consisting of current and former employees who, since 1998, have worked, or are working, for the Company. On February 25, 2005 the plaintiffs’ filed motions for judicial notice and to expand discovery class-wide. The Company has opposed plaintiffs’ motions. It is too early to evaluate the likelihood of an unfavorable outcome or estimate the amount or range of potential loss. Consequently, it is not possible to predict what adverse impact, if any, this case could have on the Company’s consolidated financial condition or consolidated results of operations and cash flows. The Company intends to continue to contest this case vigorously.

CARROLS CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands of dollars)

The Company is a party to various other litigation matters incidental to the conduct of business. The Company does not believe that the outcome of any of these matters will have a material adverse effect on its consolidated financial condition or results of operations and cash flows.

12. Recent Accounting Developments

In September 2004, the FASB issued Emerging Issues Task Force (“EITF”) Topic D-108, “Use of the Residual Method to Value Acquired Assets Other than Goodwill,” which requires companies that have applied the residual method to value intangible assets to perform an impairment test on those intangible assets by the end of the first quarter of 2005. The provisions of EITF Topic D-108 did not effect the Company’s consolidated financial statements.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”) which replaces SFAS No. 123, “Accounting for Stock-Based Compensation” and supersedes APB No. 25. SFAS 123R requires the measurement of all employee share-based payments, including grants of employee stock options, using a fair-value-based method and the recording of such expense in the consolidated statements of operations. The pro forma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition. In March 2005, the SEC issued Staff Accounting Bulletin (“SAB”) No. 107 “Share-Based Payment.” SAB 107 expresses views of the SEC staff regarding the interaction between SFAS 123R and certain SEC rules and regulations and provides the staff’s views regarding the valuation of share-based payment arrangements. SFAS 123R is effective for awards that are granted, modified, or settled in cash for the first annual reporting period beginning after June 15, 2005. The Company is currently evaluating the impact of these pronouncements on its financial statements.

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

CARROLS CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands of dollars)

13. Guarantor Financial Statements

The $180.0 million 9% Senior Subordinated Notes due 2013 of the Company are guaranteed by certain of the Company’s subsidiaries (“Guarantor Subsidiaries”), all of which are wholly-owned by the Company. These subsidiaries are:

Cabana Beverages, Inc.

Cabana Bevco LLC

Carrols Realty Holdings Corp.

Carrols Realty I Corp.

Carrols Realty II Corp.

Carrols J.G. Corp.

Pollo Franchise, Inc.

Pollo Operations, Inc.

Quanta Advertising Corp.

Taco Cabana, Inc.

TP Acquisition Corp.

TC Bevco LLC

TC Lease Holdings III, V and VI, Inc.

T.C. Management, Inc.

Get Real, Inc.

Texas Taco Cabana, L.P.

The following supplemental financial information sets forth on a condensed consolidating basis, balance sheets as of March 31, 2005 and December 31, 2004, statements of operations and statements of cash flows for the Parent Company only, Guarantor Subsidiaries and for the Company for the three months ended March 31, 2005 and 2004.

For certain of the Company’s sale/leaseback transactions, the Parent Company has guaranteed on an unsecured basis the rental payments of its subsidiaries. In accordance with Emerging Issues Task Force Issue No. 90-14, “Unsecured Guarantee by Parent of Subsidiary’s Lease Payments in a Sale/Leaseback Transaction”, the Company has included in the following Guarantor Financial Statements amounts pertaining to these leases as if they were accounted for as financing transactions of the Guarantor subsidiaries. These adjustments are eliminated in consolidation.

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

CARROLS CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands of dollars)

The Company provides some administrative support to its subsidiaries related to executive management, information systems and certain accounting, legal and other administrative functions. For purposes of the guarantor financial statements, the Company allocates such corporate costs on a specific identification basis, where applicable, or based on revenues or the number of restaurants for each subsidiary. Management believes that these allocations are reasonable based on the nature of costs incurred. The Company did not previously allocate these corporate costs to its guarantor subsidiaries for periods ended prior to December 31, 2004.

The Company has restated the guarantor financial statements as of and for the three months ended March 31, 2004 to reflect the allocation of the corporate costs to conform to the current year presentation. The effect of these restatements resulted in allocations from the Parent Company to the Guarantor Subsidiaries for the three months ended March 31, 2004 of $598 for general and administrative expenses and $52 for depreciation expense. The income tax benefit related to these allocations included in the Guarantor Subsidiaries statement of operations was $122 for the three months ended March 31, 2004.

CARROLS CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands of dollars)

CONSOLIDATING BALANCE SHEET

March 31, 2005

(unaudited)

	Parent Company Only	Guarantor Subsidiaries	Eliminations	Consolidated Total
ASSETS
Current assets:
Cash and cash equivalents	$2,064	$2,761	$—	$4,825
Trade and other receivables, net	524	2,569	—	3,093
Inventories	3,247	1,316	—	4,563
Prepaid rent	1,866	1,709	—	3,575
Prepaid expenses and other current assets	1,638	3,676	—	5,314
Refundable income taxes	1,462	—	—	1,462
Deferred income taxes	3,618	2,624	—	6,242

Total current assets	14,419	14,655	—	29,074
Property and equipment, net	84,351	130,060	(25,541)	188,870
Franchise rights, net	89,252	—	—	89,252
Goodwill	1,450	122,274	—	123,724
Franchise agreements, net	6,310			6,310
Intercompany receivable (payable)	146,938	(147,899)	961	—
Investment in subsidiaries	19,946	—	(19,946)	—
Deferred income taxes	476	9,010	—	9,486
Other assets	10,709	5,804	(1,353)	15,160

Total assets	$373,851	$133,904	$(45,879)	$461,876

LIABILITIES AND STOCKHOLDER’S EQUITY (DEFICIT)
Current liabilities:
Current portion of long-term debt	$2,343	$261	$—	$2,604
Current portion of lease financing obligations	1,501	2,328	(1,164)	2,665
Accounts payable	6,611	10,410	—	17,021
Accrued interest	4,946	—	—	4,946
Accrued payroll, related taxes and benefits	8,165	6,069	—	14,234
Other liabilities	7,527	4,383	—	11,910

Total current liabilities	31,093	23,451	(1,164)	53,380
Long-term debt, net of current portion	397,647	322	—	397,969
Lease financing obligations, net of current portion	28,299	79,916	(29,110)	79,105
Deferred income—sale-leaseback of real estate	7,090	1,317	2,953	11,360
Accrued postretirement benefits	3,567	—	—	3,567
Other liabilities	17,459	10,204	136	27,799

Total liabilities	485,155	115,210	(27,185)	573,180
Commitments and contingencies
Stockholder’s equity (deficit)	(111,304)	18,694	(18,694)	(111,304)

Total liabilities and stockholder’s equity (deficit)	$373,851	$133,904	$(45,879)	$461,876

CARROLS CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands of dollars)

CONSOLIDATING BALANCE SHEET

December 31, 2004

(Unaudited)

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

CARROLS CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands of dollars)

CONSOLIDATING STATEMENT OF OPERATIONS

Three Months Ended March 31, 2005

(Unaudited)

	Parent Company Only	Guarantor Subsidiaries	Eliminations	Consolidated Total
Revenues:
Restaurant sales	$84,886	$84,252	$—	$169,138
Franchise royalty revenues and fees	—	378	—	378

Total revenues	84,886	84,630	—	169,516

Costs and expenses:
Cost of sales	22,920	25,918	—	48,838
Restaurant wages and related expenses	27,999	22,076	—	50,075
Restaurant rent expense	5,618	2,896	654	9,168
Other restaurant operating expenses	13,342	10,854	—	24,196
Advertising expense	3,362	3,201	—	6,563
General and administrative (including $75 of stock- based compensation expense)	5,381	5,181	—	10,562
Depreciation and amortization	5,188	3,947	(349)	8,786
Impairment losses	446	—	—	446

Total operating expenses	84,256	74,073	305	158,634

Income from operations	630	10,557	(305)	10,882
Interest expense	8,029	1,656	(466)	9,219
Intercompany interest allocations	(4,556)	4,556	—	—

Income (loss) before income taxes	(2,843)	4,345	161	1,663
Provision (benefit) for income taxes	(1,072)	1,597	58	583
Equity income from subsidiaries	2,851	—	(2,851)	—

Net income	$1,080	$2,748	$(2,748)	$1,080

CARROLS CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands of dollars)

CONSOLIDATING STATEMENT OF OPERATIONS

Three Months Ended March 31, 2004 (As Restated)

(Unaudited)

	Parent Company Only	Guarantor Subsidiaries	Eliminations	Consolidated Total
Revenues:
Restaurant sales	$81,129	$75,416	$—	$156,545
Franchise royalty revenues and fees	—	355	—	355

Total revenues	81,129	75,771	—	156,900

Costs and expenses:
Cost of sales	21,019	22,662	—	43,681
Restaurant wages and related expenses	27,447	20,404	—	47,851
Restaurant rent expense	5,394	2,571	666	8,631
Other restaurant operating expenses	12,683	9,207	—	21,890
Advertising expense	3,261	2,566	—	5,827
General and administrative (including $526 of stock-based compensation expense)	4,927	5,358	—	10,285
Depreciation and amortization	6,170	4,730	(325)	10,575
Impairment losses	261	—	—	261

Total operating expenses	81,162	67,498	341	149,001

Income (loss) from operations	(33)	8,273	(341)	7,899
Interest expense	6,757	1,701	(470)	7,988
Intercompany interest allocations	(4,556)	4,556	—	—

Income (loss) before income taxes	(2,234)	2,016	129	(89)
Provision (benefit) for income taxes	(895)	845	8	(42)
Equity income from subsidiaries	1,292	—	(1,292)	—

Net income (loss)	$(47)	$1,171	$(1,171)	$(47)

CARROLS CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands of dollars)

CONSOLIDATING STATEMENT OF CASH FLOWS

Three Months Ended March 31, 2005

(Unaudited)

	Parent Company Only	Guarantor Subsidiaries	Eliminations	Consolidated Total
Cash flows provided from operating activities:
Net income	$1,080	$2,748	$(2,748)	$1,080
Adjustments to reconcile net income to net cash provided from (used for) operating activities:
Depreciation and amortization	5,188	3,947	(349)	8,786
Amortization of deferred financing costs	355	—	—	355
Amortization of unearned purchase discounts	539	—	—	539
Amortization of deferred gains from sale-leaseback transactions	(89)	(76)	—	(165)
Impairment losses	446	—	—	446
Deferred income taxes	74	(253)	—	(179)
Decrease in accrued bonus to employees and director	(20,860)	—	—	(20,860)
Decrease in accrued payroll, related taxes and benefits	(7,977)	(2,729)	—	(10,706)
Changes in other operating assets and liabilities	(3,740)	957	2,887	104

Net cash provided from (used for) operating activities	(24,984)	4,594	(210)	(20,600)

Cash flows used for investing activities:
Capital expenditures:
New restaurant development	14	(2,398)	—	(2,384)
Restaurant remodeling	(64)	(112)	—	(176)
Other restaurant expenditures	(518)	(945)	—	(1,463)
Corporate and restaurant information systems	(190)	(97)	—	(287)

Total capital expenditures	(758)	(3,552)	—	(4,310)
Properties purchased for sale-leaseback	(275)	—	—	(275)

Net cash used for investing activities	(1,033)	(3,552)	—	(4,585)

Cash flows used for financing activities:
Scheduled principal payments on term loans	(550)	—	—	(550)
Principal payments on lease financing obligations	(351)	(486)	210	(627)
Principal payments on capital leases	(36)	(66)	—	(102)
Financing costs associated with issuance of debt	(177)	—	—	(177)

Net cash used for financing activities	(1,114)	(552)	210	(1,456)

Net increase (decrease) in cash and cash equivalents	(27,131)	490	—	(26,641)
Cash and cash equivalents, beginning of period	29,195	2,271	—	31,466

Cash and cash equivalents, end of period	$2,064	$2,761	$—	$4,825

CARROLS CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands of dollars)

CONSOLIDATING STATEMENT OF CASH FLOWS

Three Months Ended March 31, 2004 (As Restated)

(Unaudited)

	Parent Company Only	Guarantor Subsidiaries	Elimination	Consolidated Total
Cash flows provided from operating activities:
Net income (loss)	$(47)	$1,171	$(1,171)	$(47)
Adjustments to reconcile net income to net cash provided from (used for) operating activities:
Depreciation and amortization	6,170	4,730	(325)	10,575
Amortization of deferred financing costs	344	18	—	362
Amortization of unearned purchase discounts	539	—	—	539
Amortization of deferred gains from sale-leaseback transactions	(123)	(64)	—	(187)
Impairment losses	261	—	—	261
Deferred income taxes	(178)	(322)	—	(500)
Increase in accrued payroll, related taxes and benefits	933	466	—	1,399
Changes in other operating assets and liabilities	4,089	(7,328)	1,301	(1,938)

Net cash provided from (used for) operating activities	11,988	(1,329)	(195)	10,464

Cash flows used for investing activities:
Capital expenditures:
New restaurant development	(99)	(1,538)	—	(1,637)
Restaurant remodeling	(61)	—	—	(61)
Other restaurant expenditures	(565)	(675)	—	(1,240)
Corporate and restaurant information systems	(121)	(45)	—	(166)

Total capital expenditures	(846)	(2,258)	—	(3,104)

Net cash used for investing activities	(846)	(2,258)	—	(3,104)

Cash flows (used for) provided from financing activities:
Payments on revolving credit facility, net	(600)	—	—	(600)
Scheduled principal payments on term loans	(3,375)	—	—	(3,375)
Principal pre-payments on term loans	(9,000)	—	—	(9,000)
Principal payments on lease financing obligations	(307)	(431)	194	(544)
Payments on other notes payable, net	(98)	—	—	(98)
Principal payments on capital leases	(44)	(62)	—	(106)
Proceeds from lease financing obligations, net	—	3,250	(3,250)	—
Financing costs associated with issuance of debt	—	(99)	99	—
Proceeds from sale-leaseback transactions	2,427	1,518	3,152	7,097

Net cash (used for) provided from financing activities	(10,997)	4,176	195	(6,626)

Net increase in cash and cash equivalents	145	589	—	734
Cash and cash equivalents, beginning of period	708	1,706	—	2,414

Cash and cash equivalents, end of period	$853	$2,295	$—	$3,148

ITEM 2—MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Throughout this Quarterly Report on Form 10-Q, we refer to Carrols Corporation, a Delaware corporation, as “Carrols” and, together with its consolidated subsidiaries, as “we”, “our” and “us” unless otherwise indicated. Any reference to “Carrols Holdings” or “Holdings” refers to our sole stockholder and corporate parent, Carrols Holdings Corporation, a Delaware corporation, unless otherwise indicated.

We use the term “Segment EBITDA” in our 2005 Quarterly Report on Form 10-Q because we believe it is a useful financial indicator for measuring segment operating results. Segment EBITDA may not be necessarily comparable to other similarly titled captions of other companies due to differences in methods of calculation.

This 2005 Quarterly Report on Form 10-Q contains statements which constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Statements that are predictive in nature or that depend upon or refer to future events or conditions are forward-looking statements. These statements are often identified by the words “may,” “might,” “will,” “should,” “anticipate,” “believe,” “expect,” “intend,” “estimate,” “hope” or similar expressions. In addition, expressions of our strategies, intentions or plans are also forward looking statements. These statements reflect management’s current views with respect to future events and are subject to risks and uncertainties, both known and unknown. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their date. There are important factors that could cause actual results to differ materially from those in forward-looking statements, many of which are beyond our control. Investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements. We believe important factors that could cause actual results to differ materially from our expectations include the following, in addition to other risks and uncertainties discussed herein and in our Annual Report on Form 10-K for the fiscal year ended December 31, 2004:

•	Competitive conditions;

•	Regulatory factors;

•	Environmental conditions and regulations;

•	General economic conditions, particularly at the retail level;

•	Weather conditions;

•	Fuel prices;

•	Significant disruptions in service or supply by any of our suppliers or distributors;

•	Labor and employment benefit costs;

•	The outcome of pending or yet-to-be instituted legal proceedings;

•	Our ability to manage our growth and successfully implement our business strategy;

•	The risks associated with the expansion of our business;

•	General risks associated with the restaurant industry;

•	Our inability to integrate any businesses we acquire;

•	Our borrowing costs and credit ratings, which may be influenced by the credit ratings of our competitors;

•	The availability and terms of necessary or desirable financing or refinancing and other related risks and uncertainties;

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS—(Continued)

•	The risk of events similar to those of September 11, 2001 or an outbreak or escalation of any insurrection or armed conflict involving the United States or any other national or international calamity; and

•	Factors that affect the restaurant industry generally, including recalls if products become adulterated or misbranded, liability if product consumption causes injury, ingredient disclosure and labeling laws and regulations and the possibility that consumers could lose confidence in the safety and quality of certain food products, as well as recent publicity concerning the health implications of obesity and transfatty acids and other risks and uncertainties that are discussed herein and in our Annual Report on Form 10-K for the fiscal year ended December 31, 2004.

We use a 52-53 week fiscal year ending on the Sunday closest to December 31. For convenience, all references herein to the fiscal years ended January 2, 2005 and December 28, 2003 will be referred to as the fiscal years ended December 31, 2004 and 2003, respectively. Similarly, all references herein to the three months ended April 2, 2005 and March 30, 2004 will be referred to as the three months ended March 31, 2005 and March 31, 2004, respectively.

Overview

We are one of the largest restaurant companies in the United States operating three restaurant brands in the quick-casual and quick-service restaurant segments with 538 company owned and operated restaurants in 17 states as of March 31, 2005. We own, operate and franchise two Hispanic restaurant brands, Taco Cabana® and Pollo Tropical® (together referred to by us as our Hispanic Brands) operating primarily in Texas and Florida, respectively. We are also the largest Burger King® franchisee and have operated Burger King restaurants since 1976. We believe that the diversification of our restaurant concepts and geographic dispersion of our restaurants provide us with balance and stability. For the three months ended March 31, 2005 we had total revenues of $169.5 million.

Hispanic Brands

We acquired Pollo Tropical, Inc. in July 1998 and acquired Taco Cabana, Inc. in December 2000. Our Hispanic Brands combine the convenience of quick-service restaurants with the menu variety, use of fresh ingredients, upscale decor and food quality of casual dining. As of March 31, 2005, our Hispanic Brands were comprised of 191 company-owned and 31 franchised restaurants and accounted for 49.9% of our revenues for the three months ended March 31, 2005.

Taco Cabana. Taco Cabana restaurants combine fresh, high-quality Tex-Mex and traditional Mexican style food in a festive setting with the convenience and value of quick-service restaurants. Menu items include sizzling fajitas, quesadillas, enchiladas, other Tex-Mex dishes, fresh-made flour tortillas, frozen margaritas and beer. Most menu items are made fresh daily in each of our Taco Cabana restaurants. Taco Cabana pioneered the Mexican patio café concept with its first restaurant in San Antonio, Texas in 1978. As of March 31, 2005, we owned and operated 127 Taco Cabana restaurants located in Texas, Oklahoma and New Mexico and franchised seven Taco Cabana restaurants in Texas, New Mexico and Georgia. For the three months ended March 31, 2005, our company-owned Taco Cabana restaurants generated total revenues of $50.2 million and segment EBITDA of $7.3 million.

Pollo Tropical. Pollo Tropical restaurants combine high quality distinctive menu items and an inviting tropical setting with the convenience and value of quick-service restaurants. Our Pollo Tropical restaurants feature fresh grilled chicken marinated in a proprietary blend of tropical fruit juices and spices and authentic

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS—(Continued)

“made from scratch” side dishes. Most menu items are made fresh daily in each of our Pollo Tropical restaurants. Pollo Tropical opened its first company-owned restaurant in 1988 in Miami. As of March 31, 2005, we owned and operated a total of 64 Pollo Tropical restaurants, 55 of which were located in south Florida and nine of which were located in central Florida. We also franchised 24 Pollo Tropical restaurants as of March 31, 2005, 20 of which were located in Puerto Rico, three in Ecuador and one in Miami. Since our acquisition of Pollo Tropical, we have expanded the brand by over 75% by opening 28 new restaurants. For the three months ended March 31, 2005, our company-owned Pollo Tropical restaurants generated total revenues of $34.4 million and segment EBITDA of $7.3 million.

Burger King. Burger King is one of the largest hamburger restaurant chains in the world and we are the largest Burger King franchisee. Burger King restaurants feature the popular flame-broiled WHOPPER® sandwich as well as hamburgers and other sandwiches, fries, salads, breakfast items and other offerings typically found in quick-service hamburger restaurants. As of March 31, 2005, we operated 347 Burger King restaurants located in 13 Northeastern, Midwestern and Southeastern states. For the three months ended March 31, 2005, our Burger King restaurants generated total revenues of $84.9 million and segment EBITDA of $5.6 million.

Recent Developments

Effective May 3, 2005, Holdings issued an aggregate of 260,600 shares of common stock in exchange for the cancellation and termination of an identical number of outstanding options to purchase shares of Holdings’ common stock. As a consequence of the exchange, all outstanding stock options were cancelled and terminated. All shares were issued pursuant to stock award agreements, which provide that such shares are fully vested and non-forfeitable upon issuance, but may not be sold or otherwise disposed of for a period of two years from the date of issuance. Such agreements also provide that up to an aggregate of 16% of each recipients’ shares (for those recipients that were issued 100 or more shares) are subject to repurchase by Holdings (at its option) after December 31, 2006 under certain circumstances described in the award agreements. In addition, such shares may be subject to repurchase by Holdings (at its option) in the event of a termination of employment before the occurrence of certain events. We recorded a compensation charge in the second quarter of 2005 relative to these stock awards.

Restatements

As previously reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, the Company restated its financial statements including applicable footnotes as of December 31, 2003 and for the years ended December 31, 2003 and 2002.

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

Upon such review, we restated our financial statements for the years ended December 31, 2003 and 2002 and the unaudited quarterly financial information for 2003 and the first three quarters of 2004 to correct errors in our lease accounting. Specifically, we revised our lease term for purposes of lease classification and calculating straight-line rent expense to only include renewal options that are reasonably assured of exercise because an

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS—(Continued)

economic penalty, as defined under SFAS No. 98, “Accounting for Leases,” would be incurred in the event of non-renewal. We also revised our useful lives of leasehold improvements to the shorter of their economic lives or the lease term as defined in SFAS No. 13. The primary impact of the restatement was to accelerate depreciation of buildings on leased land and leasehold improvements made subsequent to the lease inception date. The restatement also reduced the lives of intangible assets related to leases. As a result of this restatement, amortization expense for leasehold improvements was increased by $0.4 million in the first three months of 2004.

In conjunction with the review of our lease accounting, we also determined that adjustments were necessary for lease liabilities for operating leases with non-level rents at the time of our acquisitions of Pollo Tropical in 1998 and Taco Cabana in 2000 as well as liabilities related to acquired leases with above-market rentals for Taco Cabana. We have adjusted our purchase price allocations for these acquisitions and restated lease liabilities and goodwill as of the acquisition dates. We have also restated rent expense and interest expense for those previously reported periods subsequent to each acquisition and restated goodwill amortization through December 31, 2001. As a result of these restatements, rent expense increased $0.1 million in the first three months of 2004.

Accounting for Franchise Rights

In 2004, we also reviewed our accounting policies for the amortization of franchise rights, intangible assets pertaining to our Burger King acquisitions, and determined that we made an error in the assessment of their remaining useful lives at January 1, 2002, as part of our adoption of SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). Beginning on January 1, 2002, amounts allocated to franchise rights for each acquisition are amortized using the straight-line method over the average remaining term of the acquired franchise agreements at January 1, 2002, plus one twenty-year renewal period. Previously, we amortized the amounts allocated to franchise rights over periods ranging from twenty to forty years.

In connection with the review of our accounting for franchise rights, we also determined that we understated the franchise rights and deferred tax liabilities each by $14.0 million that pertained to an acquisition of 64 Burger King restaurants in 1997.

The adjustments related to these restatements reduced amortization expense by $0.2 million in the first three months of 2004.

Stock-based Compensation Expense

In 2004, we reevaluated the terms of our option plans and grants and concluded that provisions of certain options granted under our plans require us to account for these options using the variable accounting provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, (APB 25). Previously, we had accounted for these options under APB 25 using a fixed accounting treatment whereby compensation expense, if any, was only evaluated at the date of the option grant. The impact of this adjustment was to increase stock-based compensation expense, included in general and administrative expenses, by $0.5 million in the first three months of 2004.

Accounting for Guarantor Financial Statements

The Company has restated its guarantor financial statements for the three months ended March 31, 2004 to reflect the allocation of corporate costs to conform to the current year presentation. See Note 13 to the Consolidated Financial Statements.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS—(Continued)

All previously reported amounts that appear in our Management’s Discussion and Analysis of Financial Condition and Results of Operations below have also been restated to report the revised amounts. See Note 3 to our Consolidated Financial Statements for a complete discussion of the restatements.

Significant Accounting Policies

Financial Reporting Release No. 72 requires all companies to include a discussion of critical accounting policies or methods used in the preparation of financial statements. The following is a brief discussion of the more significant accounting policies and methods used by the Company.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires us to make assumptions and estimates that can have a material impact on our results of operations. Sales recognition at company-operated restaurants is straightforward as customers pay for products at the time of sale and inventory turns over very quickly. Payments to vendors for products sold in the restaurants are generally settled within 30 days. The earnings reporting process is covered by our system of internal controls, and generally does not require significant management estimates and judgments. However, estimates and judgments, as noted below, are inherent in the assessment and recording of accrued occupancy costs, insurance liabilities, legal obligations, income taxes, the valuation of goodwill and intangible assets for impairment, and impairment of long-lived assets. While we apply our judgment based on assumptions believed to be reasonable under the circumstances, actual results could vary from these assumptions. It is possible that materially different amounts would be reported using different assumptions.

Accrued occupancy costs. We make estimates of accrued occupancy costs pertaining to closed restaurant locations on an ongoing basis. These estimates require assessment and continuous evaluation of a number of factors such as the remaining contractual period under our lease obligations, the amount of sublease income we are able to realize on a particular property and estimates of other costs such as property taxes. Differences between actual future events and prior estimates could result in adjustments to these accrued costs. At March 31, 2005, we had four non-operating restaurant properties.

Insurance liabilities. We are self-insured for most workers’ compensation, general liability and medical insurance claims. At March 31, 2005, we had $9.2 million accrued for these insurance claims. We record insurance liabilities based on historical and industry trends, which are continually monitored, and adjust accruals as warranted by changing circumstances. Since there are many estimates and assumptions involved in recording these insurance liabilities, including the ability to estimate the future development of incurred claims based on historical trends, differences between actual future events and prior estimates and assumptions could result in adjustments to these liabilities.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS—(Continued)

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

Recent Accounting Developments

In September 2004, the FASB issued Emerging Issues Task Force (“EITF”) Topic D-108, “Use of the Residual Method to Value Acquired Assets Other than Goodwill,” which requires companies, that have applied the residual method to value intangible assets, to perform an impairment test on those intangible assets by the end of the first quarter of 2005. The provisions of EITF Topic D-108 did not affect our consolidated financial statements.

In December 2004, the FASB issued Statement of Financial Accounting Standard No. 123 (revised 2004), “Share-Based Payment” (SFAS 123R) which replaces SFAS No. 123 (SFAS 123), “Accounting for Stock-Based

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS—(Continued)

Compensation” and supersedes APB Opinion No. 25 (APB 25), “Accounting for Stock Issued to Employees.” SFAS 123R requires the measurement of all employee share-based payments, including grants of employee stock options, using a fair-value-based method and the recording of such expense in the consolidated statements of income. The pro forma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition. In March 2005, the SEC issued Staff Accounting Bulletin (“SAB”) No. 107 “Share-Based Payment.” SAB 107 expresses views of the SEC staff regarding the interaction between SFAS 123R and certain SEC rules and regulations and provides the staff’s views regarding the valuation of share-based payment arrangements. SFAS 123R is effective for awards that are granted, modified, or settled in cash for the first annual reporting period beginning after June 15, 2005. We are currently evaluating the impact of these pronouncements on our financial statements.

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

In March 2005, the FASB issued FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations,” (“FIN 47”). FIN 47 clarifies that the term “conditional” as used in SFAS No. 143, “Accounting for Asset Retirement Obligations,” which refers to a legal obligation to perform an asset retirement activity even if the timing and/or settlement are conditional on a future event that may or may not be within the control of an entity. Accordingly, the entity must record a liability for the conditional asset retirement obligation if the fair value of the obligation can be reasonably estimated. FIN 47 becomes effective for us in the fourth quarter of 2005. We are currently evaluating the impact of FIN 47 on our financial statements.

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

Results of Operations

Three Months Ended March 31, 2005 Compared to Three Months Ended March 31, 2004.

Since March 31, 2004 we have opened one new Burger King restaurant, four new Pollo Tropical restaurants and four new Taco Cabana restaurants. We also closed five Burger King restaurants since March 31, 2004.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS—(Continued)

The following table sets forth, for the three months ended March 31, 2005 and 2004, selected operating results as a percentage of restaurant sales:

	2005	As Restated (Note 3) 2004
Restaurant sales:
Burger King	50.2%	51.8%
Pollo Tropical	20.2%	18.8%
Taco Cabana	29.6%	29.4%

	100.0%	100.0%
Costs and expenses:
Cost of sales	28.9%	27.9%
Restaurant wages and related expenses	29.6%	30.6%
Restaurant rent expense	5.4%	5.5%
Other restaurant expenses	14.3%	14.0%
Advertising expense	3.9%	3.7%
General and administrative	6.2%	6.6%
Income from restaurant operations	6.5%	5.1%

Restaurant Sales. Total restaurant sales for the first quarter of 2005 increased $12.6 million, or 8.0%, to $169.1 million from $156.5 million in the first quarter of 2004 due to sales increases at all three of our restaurant concepts.

Taco Cabana restaurant sales increased $4.0 million, or 8.8%, to $50.1 million in the first quarter of 2005 due primarily to a 5.5% sales increase at our comparable Taco Cabana restaurants that resulted from increases in the average sales transaction and, to a lesser extent, the addition of four restaurants since the end of the first quarter of 2004 and modest menu price increases in 2005 of approximately 1%.

Pollo Tropical restaurant sales increased $4.8 million, or 16.3%, in the first quarter of 2005 to $34.2 million due primarily to a 10.6% sales increase at our comparable Pollo Tropical restaurants that resulted from an increase in customer traffic, and, to a lesser extent, the opening of four Pollo Tropical restaurants since the end of the first quarter of 2004 and menu price increases of approximately 2% in 2005.

Burger King restaurant sales increased $3.8 million, or 4.6%, to $84.9 million in the first quarter of 2005 due to a 5.0% sales increase at our comparable Burger King restaurants that resulted from increases in the average sales transaction due to sales of premium sandwiches and menu price increases of approximately 3.5% since the end of the first quarter of 2004.

Operating Costs and Expenses. Cost of sales (food and paper costs), as a percentage of total restaurant sales, increased to 28.9% in the first quarter of 2005 from 27.9% in the first quarter of 2004. Taco Cabana cost of sales, as a percentage of Taco Cabana restaurant sales, decreased to 29.0% in the first quarter of 2005 from 29.7% in 2004 due primarily to improvements in restaurant-level food controls (1.4% of Taco Cabana sales) and the effect of menu price increases (0.3% of Taco Cabana sales), partially offset by higher commodity prices in 2005 (1.0% of Taco Cabana sales). Pollo Tropical cost of sales, as a percentage of Pollo Tropical restaurant sales, increased significantly to 33.3% in the first quarter of 2005 from 30.7% in 2004 due in part to a 19% increase in whole chicken commodity prices and increases in other commodity prices (2.7% of Pollo Tropical sales) and higher menu paper costs (0.4% of Pollo Tropical sales), offset in part by the effect of menu price increases (0.5% of Pollo Tropical sales). Burger King cost of sales, as a percentage of Burger King restaurant sales, increased to 27.0% in the first quarter of 2005 from 25.9% in 2004 due primarily to an increase in beef and other commodity prices (0.8% of Burger King sales), lower rebates in 2005 (0.6% of Burger King sales) and increased sales of menu items introduced in 2004 which have higher selling prices but lower margins as a percentage of their selling prices (0.6% of Burger King sales). These increases were offset in part by the effect of menu price increases since the end of the first quarter of 2004 (1.1% of Burger King sales).

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS—(Continued)

Restaurant wages and related expenses, as a percentage of total restaurant sales, decreased to 29.6% in the first quarter of 2005 from 30.6% in 2004. Taco Cabana restaurant wages and related expenses, as a percentage of Taco Cabana restaurant sales, decreased to 28.2% in the first quarter of 2005 from 28.9% in 2004 due primarily to the effect on fixed labor costs of higher comparable restaurant sales volumes, the effect of menu price increases and lower medical insurance costs. Pollo Tropical restaurant wages and related expenses, as a percentage of Pollo Tropical restaurant sales, decreased to 23.2% in the first quarter of 2005 from 24.2% in 2004 due to the effect on fixed labor costs of higher comparable restaurant sales volumes and the effect of menu price increases. Burger King restaurant wages and related expenses, as a percentage of Burger King restaurant sales, decreased to 33.0% in the first quarter of 2005 from 33.8% in 2004 due primarily to lower medical and workers compensation insurance costs (0.7%).

Restaurant rent expense, as a percentage of total restaurant sales, decreased to 5.4% in the first quarter of 2005 from 5.5% in 2004 due to the effect of higher sales volumes on fixed occupancy costs.

Other restaurant operating expenses, as a percentage of total restaurant sales, increased to 14.3% in the first quarter of 2005 from 14.0% in 2004. Taco Cabana other restaurant operating expenses, as a percentage of Taco Cabana restaurant sales, increased to 14.2% in the first quarter of 2005 from 13.0% in 2004 due primarily to higher repair and maintenance expenses associated with initiatives to enhance the appearance of our Taco Cabana restaurants. Pollo Tropical other restaurant operating expenses, as a percentage of Pollo Tropical restaurant sales, increased slightly to 11.0% in the first quarter of 2005 from 10.9% in 2004. Burger King other restaurant operating expenses, as a percentage of Burger King restaurant sales, increased slightly to 15.7% in the first quarter of 2005 from 15.6% in 2004.

Advertising expense, as a percentage of total restaurant sales, increased to 3.9% in the first quarter of 2005 from 3.7% in the first quarter of 2004. Taco Cabana advertising expense, as a percentage of Taco Cabana restaurant sales, decreased to 4.1% in the first quarter of 2005 from 4.5% in 2004 due primarily to the timing of promotions. Our Taco Cabana advertising expenditures for all of 2005 are anticipated to be comparable to 2004 (approximately 4.0% to 4.2% of Taco Cabana sales). Pollo Tropical advertising expense, as a percentage of Pollo Tropical restaurant sales, increased to 3.3% in the first quarter of 2005 from 1.6% in 2004 due to television and radio advertising expenditures in the first quarter of 2005. There were no television and radio advertising expenditures in the first quarter of 2004. Our Pollo Tropical advertising expenditures for all of 2005 are anticipated to range from 2.0% to 2.5% of Pollo Tropical restaurant sales. Burger King advertising expense, as a percentage of Burger King restaurant sales, was 4.0% in the first quarter of 2005 and 2004.

General and administrative expenses, as a percentage of total restaurant sales, decreased to 6.2% in the first quarter of 2005 from 6.6% in 2004 due primarily to a reduction in 2005 of stock-based compensation expense of $0.5 million.

Segment EBITDA. Segment EBITDA is a measure of segment profit or loss reported to the chief operating decision maker for purposes of allocating resources to our restaurant concepts and assessing their performance. Segment EBITDA is defined as earnings before interest, income taxes, depreciation and amortization, impairment losses and stock-based compensation expense. Segment EBITDA for our Taco Cabana restaurant concept increased 16.2% to $7.3 million in the first quarter of 2005 from $6.2 million in 2004. Segment EBITDA for our Pollo Tropical restaurant concept increased $0.1 million to $7.3 million in the first quarter of 2005 from $7.2 million in 2004. Segment EBITDA for our Burger King restaurant segment decreased $0.2 million to $5.6 million in the first quarter of 2005 from $5.8 million in 2004.

Depreciation and Amortization and Impairment Losses—Depreciation and amortization expense decreased to $8.8 million in the first quarter of 2005 from $10.6 million in the first quarter of 2004 due primarily to lower

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS—(Continued)

depreciation of equipment and information systems related to our Burger King restaurants of $0.5 million, lower leasehold improvement amortization of $0.2 million for all of our restaurants and also in general to lower capital expenditures for the year ended December 31, 2004 at our Burger King and Taco Cabana restaurants compared to historical levels. Impairment losses were $0.4 million and $0.3 million in the first three months of 2005 and 2004, respectively, and were related in both years to certain underperforming Burger King restaurants.

Interest Expense. Interest expense increased $1.2 million to $9.2 million in the first quarter of 2005 from $8.0 million in 2004 due primarily to higher average debt balances in the first quarter 2005 resulting from the December 2004 refinancing and higher effective interest rates on our floating rate debt. The weighted average interest rate on all long-term debt for the three months ended March 31, 2005 decreased to 6.8% from 7.5% in the first three months of 2004. This decrease was due to our senior subordinated notes, which are at a higher rate than our borrowings under our senior credit facility, comprising a lower percentage of our total outstanding long-term debt in 2005, as a result of increased borrowings under our senior credit facility from our refinancing in the fourth quarter of 2004.

Provision for Income Taxes. The provision for income taxes for the first quarter of 2005 was derived using an estimated effective annual income tax rate for 2005 of approximately 35%. The benefit for income taxes in the first quarter of 2004 is based on an effective tax rate for 2004 of 46.6%. This rate is higher than the statutory Federal tax rate primarily due to state income taxes and tax credits.

Net Income—As a result of the foregoing, net income in the first quarter of 2005 increased to $1,080,000 from a loss of $47,000 in the first quarter of 2004.

Reconciliation of Non-GAAP Financial Measures

Consolidated EBITDA is defined as income before interest, income taxes, depreciation and amortization, impairment losses, and non-cash other income and expense. Consolidated EBITDA is presented because we believe it is a useful financial indicator for measuring the ability, on a consolidated basis, to service and/or incur indebtedness. However, Consolidated EBITDA should not be considered as an alternative to consolidated cash flows as a measure of liquidity in accordance with generally accepted accounting principles. Consolidated EBITDA is not necessarily comparable to other similarly titled captions of other companies due to differences in methods of calculation. Management believes the most directly comparable measure to Consolidated EBITDA calculated in accordance with generally accepted accounting principles is net cash provided from operating activities. A reconciliation of Consolidated EBITDA to net cash provided from (used for) operating activities for the three months ended March 31, 2005 and 2004 is as follows (in thousands):

	2005	As Restated (Note 3) 2004
Consolidated EBITDA, as defined	$20,114	$18,735
Adjustments to reconcile Consolidated EBITDA to net cash provided from operating activities:
Interest expense	(9,219)	(7,988)
Amortization of deferred financing costs	355	362
Amortization of unearned purchase discounts	539	539
Amortization of deferred gains from sale-leaseback transactions	(165)	(187)
(Provision) benefit for income taxes	(583)	42
Deferred income taxes	(179)	(500)
Decrease in accrued bonus to employees and director	(20,860)	—
Increase (decrease) in accrued payroll, related taxes and benefits	(10,706)	873
Changes in other operating assets and liabilities	104	(1,412)

Net cash provided from (used for) operating activities	$(20,600)	$10,464

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS—(Continued)

Off-Balance Arrangements

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

December 2004 Refinancing. On December 15, 2004, we completed the private placement of $180.0 million of our 9% Senior Subordinated Notes due 2013, which we refer to as the “senior subordinated notes.” Concurrently, we repaid all outstanding borrowings under our prior senior secured credit facility and amended and restated such senior credit facility with a new syndicate of lenders, which we refer to as the “new senior credit facility.” We received $400.0 million in total proceeds that included the issuance of the senior subordinated notes and the term loan B borrowings of $220.0 million under the new senior credit facility. The proceeds were primarily utilized to repay borrowings outstanding under the prior senior credit facility of $74.4 million, to retire all of our 9 1/2% senior subordinated notes due 2008 (including redemption premiums) in the amount of $175.9 million, to pay a dividend to Holdings, our sole stockholder, in the amount of $116.8 million (and Holdings concurrently paid a dividend to its stockholders in the aggregate amount of $116.8 million), to pay fees and expenses related to the refinancing of $8.8 million, and to pay a bonus to employees (including management) and a director, who owned options to purchase common stock of Holdings, totaling $20.9 million, which includes $0.6 million of payroll taxes.

Operating activities. Net cash used for operating activities in the first quarter of 2005 was $20.6 million compared to net cash provided by operating activities of $10.5 million in the first quarter of 2004. At December 31, 2004 we had $31.5 million in cash due to the timing of payments associated with the December 2004 refinancing. In the first quarter of 2005, we paid the $20.3 million bonus to employees (including management) and a director and the applicable taxes of $0.6 million, as well as $5.5 million of tax withholdings related to the dividend payment in late December of 2004. These payments resulted in a net use of cash for operating activities in the first quarter of 2005. Our income tax payments included in operating activities have been historically reduced due to the utilization of net operating loss carry-forwards. As of December 31, 2004, we had $1.6 million of remaining net operating loss carryforwards for Federal income tax purposes, Federal alternative minimum tax credit carryforwards of $2.9 million and Federal work opportunity tax credit carryforwards of $2.9 million.

Investing activities including capital expenditures. Net cash used for investing activities for the three months ended March 31, 2005 and 2004 was $4.6 million and $3.1 million, respectively, and was primarily due to capital expenditures (that represent a major investment of cash for us) of $4.3 million and $3.1 million, respectively.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS—(Continued)

Our capital expenditures primarily include (1) capital restaurant maintenance expenditures, (2) restaurant remodeling and (3) new restaurant development. Capital restaurant maintenance expenditures include capital expenditures for the ongoing reinvestment and enhancement of our restaurants. Remodeling expenditures include capital expenditures for renovating and in some cases rebuilding the interior and exterior of our existing restaurants, which in the past have generally been expenditures associated with franchise renewals with respect to our Burger King restaurants. Capital expenditures for new restaurant development are associated with developing new restaurants including the purchase of related real estate. The following table sets forth our capital expenditures for the periods presented (in thousands):

	Taco Cabana	Pollo Tropical	Burger King	Other	Consolidated
Three months ended March 31, 2005:
Restaurant maintenance expenditures (1)	$531	$414	$518	$—	$1,463
Restaurant remodeling expenditures	—	112	64	—	176
New restaurant development expenditures	1,236	1,162	(14)	—	2,384
Other capital expenditures	—	—	—	287	287

Total capital expenditures	$1,767	$1,688	$568	$287	$4,310

Number of new restaurant openings	1	1	0		2

Three Months Ended March 31, 2004:
Restaurant maintenance expenditures (1)	$444	$231	$565	$—	$1,240
Restaurant remodeling expenditures	—	—	61	—	61
New restaurant development expenditures	1,538	—	99	—	1,637
Other capital expenditures	—	—	—	166	166

Total capital expenditures	$1,982	$231	$725	$166	$3,104

Number of new restaurant openings	2	0	0		2

1)	Excludes restaurant repair and maintenance expenses included in other restaurant operating expenses in our consolidated financial statements. For the three months ended March 31, 2005 and 2004, restaurant repair and maintenance expenses were approximately $4.5 million and $3.7 million, respectively.

For all of 2005, we anticipate total capital expenditures, excluding acquisitions, of approximately $30 million to $35 million. These capital expenditures include approximately $14 million to $17 million for the development of new restaurants and purchase of related real estate applicable to our Taco Cabana and Pollo Tropical restaurant concepts. In 2005 we anticipate opening approximately three to five new Pollo Tropical restaurants (of which two have opened to date) and seven to nine new Taco Cabana restaurants (of which three have opened to date). Capital expenditures in 2005 also include expenditures of approximately $14 million to $16 million for the ongoing reinvestment in our three restaurant concepts for remodeling costs and capital maintenance expenditures and approximately $2.0 million in other capital expenditures. In July 2005 we acquired four Taco Cabana restaurants in Texas from a franchisee for approximately $4.1 million.

Financing activities including sale/leaseback transactions. Net cash used for financing activities for the three months ended March 31, 2005 and 2004 was $1.5 million and $6.6 million, respectively. Financing activities in these periods consisted of repayments under our debt arrangements and in the first quarter of 2004 the sale of five restaurant properties in sale-leaseback transactions for net proceeds of $7.1 million. There were no sale-leaseback transactions in the first quarter of 2005. The net proceeds from these sales in 2004 were used to reduce outstanding debt on our prior senior credit facility.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS—(Continued)

Indebtedness. At March 31, 2005, we had total debt outstanding of $482.3 million comprised of $180.0 million of unsecured senior subordinated notes, borrowings under our term loan B facility of $219.5 million under the senior credit facility, lease financing obligations of $81.8 million and capital lease obligations of $1.1 million.

Our senior credit facility provides for a revolving credit facility under which we may borrow up to $50.0 million (including a sub limit of up to $20.0 million for letters of credit and up to $5.0 million for swingline loans), a $220.0 million term loan B facility and incremental facilities (as defined in the new senior credit facility), at our option, of up to $100.0 million, subject to the satisfaction of certain conditions. At March 31, 2005, $219.5 million was outstanding under the term loan B facility and no amounts were outstanding under our revolving credit facility. After reserving $10.8 million for letters of credit guaranteed by the facility, $39.2 million was available for borrowings under our revolving credit facility at March 31, 2005 and June 30, 2005.

As a result of the restatement of the Company’s financial statements discussed above, the Company was in default under its senior credit facility by failing to timely furnish its annual audited financial statements for fiscal year 2004 to its lenders. On May 19, 2005, the Company obtained a waiver of such default from its lenders that extended the time period to deliver the audited financial statements for the 2004 fiscal year as well as the financial statements for the first quarter of 2005 to July 31, 2005.

In connection with the sale of $180 million of the senior subordinated notes, we and certain of our subsidiaries, which we refer to as the “guarantors”, entered into a Registration Rights Agreement dated as of December 15, 2004, with J.P. Morgan Securities Inc., Banc of America Securities LLC, Lehman Brothers Inc., Wachovia Capital Markets, LLC and SunTrust Capital Markets, Inc. In general, the Registration Rights Agreement provided that we and the guarantors agreed to file, and cause to become effective, a registration statement with the Securities Exchange Commission in which we offer the holders of the senior subordinated notes the opportunity to exchange such senior subordinated notes for newly issued notes that have terms which are identical to the senior subordinated notes that are registered under the Securities Act of 1933, as amended, which we refer to as the “exchange offer”.

Pursuant to the Registration Rights Agreement, because we did not complete the exchange offer on or prior to June 13, 2005, the interest rate on our senior subordinated notes was increased by 0.25% per annum for the 90-day period immediately following June 13, 2005 and will be increased by an additional 0.25% per annum for each subsequent 90-day period, with a maximum of 1.00% per annum of additional interest, in each case until the exchange offer is completed or the senior subordinated notes become freely tradable under the Securities Act of 1933, as amended.

Contractual Obligations. The Company’s contractual obligations are detailed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004. As of March 31, 2005, the Company’s contractual obligations have not materially changed from December 31, 2004.

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

ITEM 3—QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

There were no material changes from the information presented in Item 7A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 with respect to the Company’s market risk sensitive instruments.

ITEM 4—CONTROLS AND PROCEDURES

Disclosure Controls and Procedures. Our senior management is responsible for establishing and maintaining disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

As of the end of the period covered by this report, we carried out an evaluation, with the participation of the Chief Executive Officer and Chief Financial Officer, as well as other key members of our management, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). In the evaluation, we considered the restatement of our financial statements as discussed in detail in Note 3 to the Consolidated Financial Statements in Part I -Item 1. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as a result of the material weaknesses described below, our disclosure controls and procedures were ineffective as of April 2, 2005.

A material weakness is a control deficiency, or combination of control deficiencies, that results in there being more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. As of April 2, 2005, the Company did not maintain effective controls over the selection and application of the following accounting policies related to leases and leasehold amortization, estimation of useful lives of our franchise rights, variable accounting treatment of our stock options and the preparation of the guarantor footnote disclosures. Our controls were ineffective to ensure that these polices complied with generally accepted accounting principles and contributed to the following individual material weaknesses: (a) controls over the selection and application of lease accounting policies were not effective in determining lease terms for leasehold amortization periods and recording acquisitions of leases with non-level or above-market rentals which failed to identify misstatements in property and equipment, goodwill, deferred lease liability, depreciation expense, amortization expense and rent expense; (b) controls over the application of SFAS No. 142 were not effective in the evaluation of the amortization lives of franchise rights and the recording of franchise rights related to deferred income tax liabilities at the acquisition date resulting in misstatements in the franchise rights, deferred income tax liabilities, income tax expense, and amortization expense; (c) controls over the application of variable accounting for stock option agreements that contained several dividend provisions were not effective which failed to identify a misstatement in stock-based compensation expense; and (d) controls over the preparation of the guarantor footnote disclosures were not effective resulting in the improper determination of corporate general and administrative and income tax expenses for the “parent company only” and “guarantor subsidiaries” in accordance with generally accepted accounting principles. These material weaknesses resulted in the restatement of the Company’s consolidated financial statements for 2003 and 2002, and the unaudited quarterly financial information for 2003 and the first three quarters of 2004, as well as audit adjustments to the 2004 financial statements. Additionally, these control deficiencies, if not corrected, could result in the material misstatement of the aforementioned accounts that would result in material misstatements to annual or interim financial statements that would not be prevented or detected. Accordingly, management determined that these control deficiencies constitute material weaknesses.

Changes in Internal Control over Financial Reporting

No change occurred in our internal control over financial reporting during our first quarter that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

However, in connection with the restatement of our financial statements as discussed above, we have subsequently enhanced our internal controls by adding review procedures over the application of accounting standards and of determining appropriate assumptions and factors affecting our lease accounting, determination of useful lives for franchise rights, recognition of stock-based compensation expense and the preparation of the guarantor footnote disclosures.

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

CARROLS CORPORATION

Date: July 29, 2005	/s/ ALAN VITULI
(Signature)
Alan Vituli Chairman of the Board and Chief Executive Officer

Date: July 29, 2005	/s/ PAUL R. FLANDERS
(Signature)
Paul R. Flanders Vice President – Chief Financial Officer and Treasurer