Form 10-Q
period 2005-07-03
CARROLS CORP
filed 2005-08-18
CIK 17927

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 3, 2005

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

The number of shares of the registrant’s common stock outstanding as of August 5, 2005 is 10.

PART I—FINANCIAL INFORMATION

ITEM 1—FINANCIAL STATEMENTS

CARROLS CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands of dollars)

(Unaudited)

	June 30, 2005	December 31, 2004
ASSETS
Current assets:
Cash and cash equivalents	$17,399	$31,466
Trade and other receivables, net of reserves of $22 and $81, respectively	3,083	2,578
Inventories	4,871	4,831
Prepaid rent	3,608	3,589
Prepaid expenses and other current assets	5,142	4,358
Refundable income taxes	550	3,326
Deferred income taxes	6,242	6,242

Total current assets	40,895	56,390

Property and equipment, net (Note 4)	189,250	192,530
Franchise rights, net (Notes 4 and 5)	87,922	90,056
Goodwill (Note 5)	123,724	123,724
Franchise agreements, at cost less accumulated amortization of $5,063 and $4,954, respectively	6,134	6,480
Deferred income taxes	9,230	9,307
Other assets	15,131	14,585

Total assets	$472,286	$493,072

LIABILITIES AND STOCKHOLDER’S DEFICIT
Current liabilities:
Current portion of long-term debt	$2,602	$2,611
Current portion of lease financing obligations	2,740	2,595
Accounts payable	16,686	17,581
Accrued interest	8,822	956
Accrued payroll, related taxes and benefits	14,547	24,940
Accrued bonus to employees and director	—	20,860
Other liabilities	14,329	13,957

Total current liabilities	59,726	83,500

Long-term debt, net of current portion	397,318	398,614
Lease financing obligations, net of current portion	78,388	79,802
Deferred income—sale-leaseback of real estate	11,717	11,584
Accrued postretirement benefits	3,671	3,504
Other liabilities (Note 8)	27,556	28,452

Total liabilities	578,376	605,456

Commitments and contingencies (Note 11)

Stockholder’s deficit (Note 2):
Common stock, par value $1; authorized 1,000 shares, issued and outstanding—10 shares	—	—
Additional paid-in capital	(75,948)	(92,309)

Accumulated deficit	(30,142)	(20,075)

Total stockholder’s deficit	(106,090)	(112,384)

Total liabilities and stockholder’s deficit	$472,286	$493,072

The accompanying notes are an integral part of these financial statements.

CARROLS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2005 AND 2004

(in thousands of dollars)

(Unaudited)

	2005	Restated Note 3 2004
Revenues:
Restaurant sales	$181,393	$177,522
Franchise royalty revenues and fees	407	401

Total revenues	181,800	177,923

Costs and expenses:
Cost of sales	53,518	52,320
Restaurant wages and related expenses	52,047	51,671
Restaurant rent expense	9,146	8,750
Other restaurant operating expenses	25,118	22,859
Advertising expense	6,985	7,046
General and administrative (including stock-based compensation expense of $16,357 and $1,098, respectively)	27,422	11,585
Depreciation and amortization	8,782	10,482
Impairment losses (Note 4)	407	308

Total operating expenses	183,425	165,021

Income (loss) from operations	(1,625)	12,902
Interest expense	9,573	7,738

Income (loss) before income taxes	(11,198)	5,164
Provision (benefit) for income taxes (Note 7)	(51)	2,407

Net income (loss)	$(11,147)	$2,757

The accompanying notes are an integral part of these financial statements.

CARROLS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

SIX MONTHS ENDED JUNE 30, 2005 AND 2004

(in thousands of dollars)

(Unaudited)

	2005	Restated Note 3 2004
Revenues:
Restaurant sales	$350,531	$334,067
Franchise royalty revenues and fees	785	756

Total revenues	351,316	334,823

Costs and expenses:
Cost of sales	102,356	96,001
Restaurant wages and related expenses	102,122	99,522
Restaurant rent expense	18,314	17,381
Other restaurant operating expenses	49,314	44,749
Advertising expense	13,548	12,873
General and administrative (including stock-based compensation expense of $16,432 and $1,624, respectively)	37,984	21,870
Depreciation and amortization	17,568	21,057
Impairment losses (Note 4)	853	569

Total operating expenses	342,059	314,022

Income from operations	9,257	20,801
Interest expense	18,792	15,726

Income (loss) before income taxes	(9,535)	5,075
Provision for income taxes (Note 7)	532	2,365

Net income (loss)	$(10,067)	$2,710

The accompanying notes are an integral part of these financial statements.

CARROLS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

SIX MONTHS ENDED JUNE 30, 2005 AND 2004

(in thousands of dollars)

(Unaudited)

	2005	Restated Note 3 2004
Cash flows provided from operating activities:
Net income (loss)	$(10,067)	$2,710
Adjustments to reconcile net income (loss) to net cash provided from operating activities:
Gain on disposal of property and equipment	(395)	(288)
Stock based compensation	16,361	1,624
Depreciation and amortization	17,568	21,057
Amortization of deferred financing costs	713	728
Amortization of unearned purchase discounts	(1,077)	(1,078)
Amortization of deferred gains from sale-leaseback transactions	(334)	(322)
Impairment losses	853	569
Deferred income taxes	77	(1,004)
Decrease in accrued bonus to employees and director	(20,860)	—
Increase (decrease) in accrued payroll, related taxes and benefits	(10,393)	4,372
Changes in other operating assets and liabilities	7,743	240

Net cash provided from operating activities	189	28,608

Cash flows used for investing activities:
Capital expenditures:
New restaurant development	(7,039)	(3,517)
Restaurant remodeling	(1,657)	(479)
Other restaurant expenditures	(3,435)	(2,693)
Corporate and restaurant information systems	(703)	(362)

Total capital expenditures	(12,834)	(7,051)
Properties purchased for sale-leaseback	(275)	(924)
Proceeds from sales of other properties	479	488

Net cash used for investing activities	(12,630)	(7,487)

Cash flows used for financing activities:
Borrowings on revolving credit facility, net	—	700
Scheduled principal payments on term loans	(1,100)	(6,750)
Principal pre-payments on term loans	—	(24,000)
Principal payments on lease financing obligations	(1,268)	(1,101)
Payments on other notes payable, net	—	(117)
Principal payments on capital leases	(205)	(201)
Financing costs associated with issuance of debt	(190)	—
Proceeds from sale-leaseback transactions	1,137	11,260

Net cash used for financing activities	(1,626)	(20,209)

Increase (decrease) in cash and cash equivalents	(14,067)	912
Cash and cash equivalents, beginning of period	31,466	2,414

Cash and cash equivalents, end of period	$17,399	$3,326

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

Business Description. At June 30, 2005, the Company operated, as franchisee, 340 quick-service restaurants under the trade name “Burger King” in thirteen Northeastern, Midwestern and Southeastern states. At June 30, 2005, the Company also owned and operated 65 Pollo Tropical restaurants located in Florida and franchised 24 Pollo Tropical restaurants in Puerto Rico, Ecuador and Florida. At June 30, 2005, the Company owned and operated 128 Taco Cabana restaurants located primarily in Texas and franchised seven Taco Cabana restaurants in Texas, New Mexico and Georgia.

Fiscal Year. The Company uses a 52-53 week fiscal year ending on the Sunday closest to December 31. All references herein to the fiscal years ended January 2, 2005 and December 28, 2003 will be referred to as the fiscal years ended December 31, 2004 and 2003, respectively. Similarly, all references herein to the three and six months ended July 3, 2005 and June 27, 2004 will be referred to as the three and six months ended June 30, 2005 and June 30, 2004, respectively.

Basis of Presentation. The accompanying unaudited consolidated financial statements for the three and six months ended June 30, 2005 and 2004 have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission and do not include all of the information and the footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all normal and recurring adjustments considered necessary for a fair presentation of such financial statements have been included. The results of operations for the three and six months ended June 30, 2005 and 2004 are not necessarily indicative of the results to be expected for the full year.

These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2004 contained in the Company’s 2004 Annual Report on Form 10-K. The December 31, 2004 balance sheet data is derived from those audited financial statements. The Company restated its financial statements including applicable footnotes in its 2004 Annual Report on Form 10-K as of December 31, 2003 and for the years ended December 31, 2003 and 2002 as further discussed in Note 2 of the consolidated financial statements contained therein. The June 30, 2004 consolidated financial statements and all previously reported amounts affected by the restatement that appear elsewhere in these footnotes to the consolidated financial statements have also been restated. See Note 3 to these consolidated financial statements for a complete discussion of the restatement.

Use of Estimates. The preparation of the financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Significant items subject to such estimates include: accrued occupancy costs, insurance liabilities, legal obligations, income taxes, evaluation of goodwill, impairment of long-lived assets and impairment of Burger King franchise rights. Actual results could differ from those estimates.

Reclassifications. Certain amounts for prior periods have been reclassified to conform to the current year presentation.

Subsequent Event. In July 2005, the Company acquired four Taco Cabana restaurants in Texas from a franchisee for approximately $4.3 million.

2. Stock-Based Compensation

Effective May 3, 2005, Holdings issued an aggregate of 260,600 shares of Holdings common stock in exchange for the cancellation and termination of an identical number of outstanding options to purchase shares of Holdings common stock. During the second quarter Holdings also issued an additional 5,440 shares of Holdings common stock in separate awards. As a consequence of the exchange, all outstanding stock options were cancelled and terminated. All shares were issued pursuant to stock award agreements, which provide that such shares are fully vested and non-forfeitable upon issuance, but may not be sold or otherwise disposed of for a period of two years from the date of issuance. Such agreements also provide that up to an aggregate of 16% of each recipients’ shares (for those recipients that were issued 100 or more shares) are subject to repurchase by Holdings (at its option) after December 31, 2006 under certain circumstances

CARROLS CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(in thousands of Dollars)

described in the award agreements. In addition, such shares may be subject to repurchase by Holdings (at its option) in the event of a termination of employment before the occurrence of certain events. The Company recorded a pre-tax compensation charge, including applicable payroll taxes, of $16.4 million in the second quarter of 2005 due to these stock awards.

Statement of Financial Accounting Standards (“SFAS”) 123, “Accounting for Stock-Based Compensation,” (“SFAS 123”) permits entities to recognize as an expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS 123, as amended, allows entities to continue to apply the provisions of Accounting Principles Board No. 25, “Accounting for Stock Issued to Employees,” (“APB 25”) and provide pro forma net income disclosures for employee stock option grants as if the fair-value-based method defined in SFAS 123 has been applied. The Company has elected to continue applying the provisions of APB 25 and to provide the pro forma disclosure provisions of SFAS 123.

The following table presents the Company’s pro forma net income (loss) had compensation cost been determined based upon the fair value of the stock options at the grant date consistent with the fair-value based method of SFAS 123:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	Restated Note 3 2004	2005	Restated Note 3 2004
Net income (loss) as reported	$(11,147)	$2,757	$(10,067)	$2,710
Add: Stock-based compensation expense included in reported net income (loss), net of related tax effects (1)	13,481	659	13,530	974
Deduct: Stock-based compensation expense determined under the fair-value based method for all awards, net of related tax effects (1)	(12,295)	(92)	(12,353)	(152)

Pro forma net income (loss)	$(9,961)	$3,324	$(8,890)	$3,532

(1)	The amount of stock-based compensation included in reported net income (loss) represents stock-based compensation expense for certain stock options requiring variable accounting and in the three and six months ended June 30, 2005, includes the $16.4 million stock award expense, net of tax. The $16.4 million stock award expense, net of tax, has also been included in the determination of SFAS 123 compensation expense for the three and six months ended June 30, 2005.

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

Upon such review, the Company restated its financial statements for the years ended December 31, 2003 and 2002 and the unaudited quarterly financial information for 2003 and the first three quarters of 2004 to correct errors in its lease accounting. Specifically, the Company revised its lease term for purposes of lease classification and calculating straight-line rent expense to only include renewal options that are reasonably assured of exercise because an economic penalty, as defined under SFAS No. 98, “Accounting for Leases,” would be incurred in the event of non-renewal. The Company also revised its useful lives of leasehold improvements to the shorter of their economic lives or the lease term as defined in SFAS No. 13. The primary impact of the restatement was to accelerate depreciation of buildings on leased land and leasehold improvements

CARROLS CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(in thousands of Dollars)

made subsequent to the lease inception date. The restatement also reduced the lives of intangible assets related to leases. As a result of this restatement, amortization expense for leasehold improvements and assets related to leases for the three and six months ended June 30, 2004 increased by $0.2 million and $0.5 million, respectively.

In conjunction with the review of its lease accounting, the Company also determined that adjustments were necessary for lease liabilities for operating leases with non-level rents at the time of its acquisitions of Pollo Tropical in 1998 and Taco Cabana in 2000 as well as liabilities related to acquired leases with above-market rentals for Taco Cabana. The Company adjusted its purchase price allocations for these acquisitions and restated lease liabilities and goodwill as of the acquisition dates. The Company has also restated rent expense and interest expense for those previously reported periods subsequent to each acquisition and restated goodwill amortization through December 31, 2001. As a result of these restatements, rent expense increased $0.1 million in the three and six months ended June 30, 2004.

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

The adjustments related to these restatements reduced amortization expense for the three and six months ended June 30, 2004 by $0.2 million and $0.4 million, respectively.

Stock-based Compensation Expense

In 2004, the Company reevaluated the terms of its option plans and grants and concluded that provisions of certain options granted under our plans required the Company to account for these options using the variable accounting provisions of APB 25. Previously, the Company had accounted for these options under APB 25 using a fixed accounting treatment whereby compensation expense, if any, was only evaluated at the date of the option grant. The impact of this adjustment was to increase stock-based compensation expense, included in general and administrative expenses, for the three and six months ended June 30, 2004 by $1.1 million and $1.6 million, respectively.

CARROLS CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(in thousands of Dollars)

The following table sets forth the previously reported amounts and the restated amounts reflected in the accompanying consolidated financial statements for the three and six months ended June 30, 2004:

	Three Months Ended June 30, 2004		Six Months Ended June 30, 2004
	As Previously Reported	As Restated	As Previously Reported	As Restated
Consolidated Statements of Operations:
Restaurant rent expense	$8,723	$8,750	$17,287	$17,381
General and administrative expense	10,487	11,585	20,246	21,870
Depreciation and amortization	10,429	10,482	20,958	21,057
Total operating expenses	163,843	165,021	312,205	314,022
Income from operations	14,080	12,902	22,618	20,801
Interest expense	7,690	7,738	15,629	15,726
Income before income taxes	6,390	5,164	6,989	5,075
Provision for income taxes	2,337	2,407	2,557	2,365
Net income	4,053	2,757	4,432	2,710

	Six Months Ended June 30, 2004
	As Previously Reported	As Restated
Consolidated Statements of Cash Flows:
Net income	$4,432	$2,710
Depreciation and amortization	20,958	21,057
Deferred income taxes	(109)	(1,004)
Increase in accrued payroll, related taxes and benefits	2,748	4,372
Other changes in operating assets and liabilities	970	1,864

Accounting for Guarantor Financial Statements

In addition, the Company has restated its guarantor financial statements for the three and six months ended June 30, 2004 to reflect the allocation of corporate costs to conform to the current year presentation. See Note 13.

All previously reported amounts affected by the restatements that appear elsewhere in these footnotes to the consolidated financial statements have also been restated.

4. Impairment of Long-Lived Assets

The Company reviews its long-lived assets, principally property and equipment, for impairment at the restaurant level. If an indicator of impairment exists for any of its assets, an estimate of undiscounted future cash flows from the related long-lived assets is compared to their respective carrying values. If an asset is determined to be impaired, the loss is measured by the excess of the carrying amount of the asset over its fair value.

The Company assesses the potential impairment of franchise rights whenever events or changes in circumstances indicate that the carrying value may not be recoverable. If an indicator of impairment exists for any of its assets, an estimate of the aggregate undiscounted future cash flows from the acquired restaurants is compared to the respective carrying value of franchise rights for each Burger King acquisition. If an asset is determined to be impaired, the loss is measured by the excess of the carrying amount of the asset over its fair value.

For the three months ended June 30, 2005 and 2004, the Company recorded impairment losses for property and equipment, of $188 and $308, respectively, and impairment losses for franchise rights of $219 and $0, respectively. For the six months ended June 30, 2005 and 2004, the Company recorded impairment losses for property and equipment of $634 and $569, respectively, and impairment losses for franchise rights of $219 and $0, respectively. Impairment losses by segment are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Burger King	$312	$308	$758	$569
Taco Cabana	95	—	95	—

	$407	$308	$853	$569

CARROLS CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(in thousands of Dollars)

5. Goodwill and Franchise Rights

Goodwill. Goodwill is reviewed for impairment annually, or more frequently when events and circumstances indicate that the carrying amounts may be impaired. The Company performs its annual impairment assessment as of December 31 each year. There were no changes to the carrying amount of goodwill during the three or six months ended June 30, 2005 and 2004.

Franchise Rights. Amounts allocated to franchise rights for each acquisition are amortized using the straight-line method over the average remaining term of the acquired franchise agreements at January 1, 2002 plus one twenty-year renewal period.

The gross carrying amount of franchise rights at June 30, 2005 and December 31, 2004 was $138,917 and $139,527, respectively, and accumulated amortization was $50,995 and $49,471, respectively. Amortization expense was $803 and $808 for the three months ended June 30, 2005 and 2004, respectively. Amortization expense for the six months ended June 30, 2005 and 2004 amounted to $1,607 and $1,616, respectively.

6. Long-term Debt

The Company’s senior credit facility provides for a revolving credit facility under which it may borrow up to $50.0 million (including a sub limit of up to $20.0 million for letters of credit and up to $5.0 million for swingline loans), a $220.0 million term loan B facility and incremental facilities (as defined in the new senior credit facility), at its option, of up to $100.0 million, subject to the satisfaction of certain conditions. At June 30, 2005, $219.0 million was outstanding under the term B facility and no amounts were outstanding under the revolving credit facility. After reserving $10.8 million for letters of credit guaranteed by the facility, $39.2 million was available for borrowings under the revolving credit facility at June 30, 2005. The Company was in compliance with the covenants under its senior credit facility as of June 30, 2005.

On December 15, 2004, the Company issued $180 million of 9% Senior Subordinated Notes due 2013. Restrictive covenants under the senior subordinated notes include limitations with respect to the Company’s ability to issue additional debt, incur liens, sell or acquire assets or businesses, pay dividends and make certain investments. The Company was in compliance with the restrictive covenants with the indenture governing the senior subordinated notes.

In connection with the terms of the senior subordinated notes, because the Company had not yet completed an exchange offer on or prior to June 13, 2005, the interest rate on the Company’s senior subordinated notes was increased by 0.25% per annum for the 90-day period immediately following June 13, 2005 and will be increased by an additional 0.25% per annum for each subsequent 90-day period, with a maximum of 1.00% per annum of additional interest, in each case until an exchange offer is completed or the senior subordinated notes become freely tradable under the Securities Act of 1933, as amended.

7. Income Taxes

The income tax provision (benefit) for the three and six months ended June 30, 2005 and 2004 was comprised of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	Restated Note 3 2004	2005	Restated Note 3 2004
Current	$(307)	$2,911	$455	$3,369
Deferred	256	(504)	77	(1,004)

	$(51)	$2,407	$532	$2,365

CARROLS CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(in thousands of Dollars)

The provision for income taxes in the three and six months ended June 30, 2005 was derived using an estimated effective annual income tax rate for 2005 of 34.3%. Although the Company had a pretax loss of $11.2 million and $9.5 million for the three and six months ended June 30, 2005, respectively, the tax benefit related to this loss was reduced by $3.3 million for the non-deductible portion of stock-based compensation expense related to the second quarter stock awards and was also reduced by the income tax expense associated with the second quarter Ohio state tax legislation of $0.5 million, as discussed below. The amount of the stock-based compensation expense deduction may be adjusted based on the Company’s evaluation of the value of the stock award for tax purposes. To the extent that there is an adjustment to the value of the stock award for tax purposes, the Company’s tax provision will be affected in a similar manner in a subsequent period. The provision for income taxes in the three and six months ended June 30, 2004 is based on an effective tax rate for 2004 of 46.6%. This rate is higher than the statutory Federal tax rate primarily due to state income taxes and tax credits.

On June 30, 2005, tax legislation in the state of Ohio was enacted that significantly restructured the tax system for most corporate taxpayers. Included in the legislation is a multi-year phase-out of the state franchise tax and tangible personal property tax. These taxes will be replaced with a Commercial Activity Tax that will be phased-in over a five-year period. In the second quarter of 2005, we recorded a tax expense of $0.5 million related to the impact of this legislation due to the reduction of deferred tax assets associated with the future utilization of Ohio net operating loss carryforwards.

8. Other Liabilities

Other long-term liabilities at June 30, 2005 and December 31, 2004 consisted of the following:

	June 30, 2005	December 31, 2004
Unearned purchase discounts	$7,788	$8,611
Accrued occupancy costs	10,935	11,400
Accrued workers compensation costs	4,976	4,821
Other	3,857	3,620

	$27,556	$28,452

In 2001, management made the decision to close seven Taco Cabana restaurants in the Phoenix, Arizona market and discontinue restaurant development underway in that market. At June 30, 2005 and December 31, 2004, the Company has $1.2 million and $0.6 million in lease liability reserves, respectively, and $0.1 million in other exit cost reserves at December 31, 2004 related to these restaurants that are included in accrued occupancy costs.

The following table presents the activity in the exit cost reserve:

	Six Months Ended June 30,
	2005	2004
Balance, beginning of period	$756	$847
Additions	467	—
Payments	(71)	(42)

Balance, end of period	$1,152	$805

9. Postretirement Benefits

The Company provides postretirement medical and life insurance benefits covering substantially all Burger King administrative and restaurant management salaried employees. A December 31 measurement date is used for postretirement benefits.

CARROLS CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(in thousands of Dollars)

The following summarizes the components of net periodic benefit cost for the three and six months ended June 30, 2005 and 2004:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Components of net periodic benefit cost:
Service cost	$85	$81	$147	$172
Interest cost	66	68	115	135
Amortization of gains and losses	11	16	6	31
Amortization of unrecognized prior service cost	(8)	(8)	(15)	(15)

Net periodic postretirement benefit cost	$154	$157	$253	$323

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

Three Months Ended:	Taco Cabana	Pollo Tropical	Burger King	Other	Consolidated
June 30, 2005:
Total revenues	$52,912	$34,600	$94,288	$—	$181,800
Cost of sales	15,496	11,515	26,507	—	53,518
Restaurant wages and related expenses	14,860	8,062	29,125	—	52,047
Depreciation and amortization	2,266	1,303	4,832	381	8,782
Segment EBITDA	7,828	7,460	8,633
Capital expenditures	2,941	3,642	1,525	416	8,524

June 30, 2004 (Restated Note 3):
Total revenues	$51,612	$31,014	$95,297	$—	$177,923
Cost of sales	15,564	9,523	27,233	—	52,320
Restaurant wages and related expenses	14,553	7,775	29,343	—	51,671
Depreciation and amortization	2,930	1,226	5,666	660	10,482
Segment EBITDA	6,693	7,470	10,627
Capital expenditures	1,595	352	1,804	196	3,947

Six Months Ended:
June 30, 2005:
Total revenues	$103,095	$69,047	$179,174	$—	$351,316
Cost of sales	30,033	22,896	49,427	—	102,356
Restaurant wages and related expenses	28,999	15,999	57,124	—	102,122
Depreciation and amortization	4,369	2,626	9,848	725	17,568
Segment EBITDA	15,085	14,781	14,244
Capital expenditures	4,708	5,330	2,093	703	12,834

June 30, 2004 (Restated Note 3):
Total revenues	$97,759	$60,638	$176,426	$—	$334,823
Cost of sales	29,221	18,528	48,252	—	96,001
Restaurant wages and related expenses	27,847	14,885	56,790	—	99,522
Depreciation and amortization	5,860	2,446	11,526	1,225	21,057
Segment EBITDA	12,937	14,687	16,427
Capital expenditures	3,577	583	2,529	362	7,051

Identifiable Assets:
At June 30, 2005	$57,520	$47,448	$180,222	$187,096	$472,286
At December 31, 2004	57,133	44,620	189,135	202,184	493,072

CARROLS CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(in thousands of Dollars)

A reconciliation of our segments’ EBITDA to consolidated net income (loss) is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	Restated Note 3 2004	2005	Restated Note 3 2004
Segment EBITDA:
Taco Cabana	$7,828	$6,693	$15,085	$12,937
Pollo Tropical	7,460	7,470	14,781	14,687
Burger King	8,633	10,627	14,244	16,427

Subtotal	23,921	24,790	44,110	44,051

Less:
Depreciation and amortization	8,782	10,482	17,568	21,057
Impairment losses	407	308	853	569
Interest expense	9,573	7,738	18,792	15,726
Provision (benefit) for income taxes	(51)	2,407	532	2,365
Stock-based compensation expense	16,357	1,098	16,432	1,624

Net income (loss)	$(11,147)	$2,757	$(10,067)	$2,710

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

On June 30, 2005, tax legislation in the state of Ohio was enacted that significantly restructured the tax system for most corporate taxpayers. Included in the legislation is a multi-year phase-out of the state franchise tax and tangible personal property tax. These taxes will be replaced with a Commercial Activity Tax that will be phased-in over a five-year period. In the second quarter of 2005 the Company recorded tax expense of $0.5 million related to the impact of this legislation due to the reduction of deferred tax assets associated with the future utilization of Ohio net operating loss carryforwards.

CARROLS CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(in thousands of Dollars)

13. Guarantor Financial Statements

The $180.0 million 9% Senior Subordinated Notes due 2013 of the Company are guaranteed by certain of the Company’s subsidiaries (“Guarantor Subsidiaries”), all of which are wholly-owned by the Company. These subsidiaries are:

Cabana Beverages, Inc.

Cabana Bevco LLC

Carrols Realty Holdings Corp.

Carrols Realty I Corp.

Carrols Realty II Corp.

Carrols J.G. Corp.

Pollo Franchise, Inc.

Pollo Operations, Inc.

Quanta Advertising Corp.

Taco Cabana, Inc.

TP Acquisition Corp.

TC Bevco LLC

TC Lease Holdings III, V and VI, Inc.

T.C. Management, Inc.

Get Real, Inc.

Texas Taco Cabana, L.P.

The following supplemental financial information sets forth on a condensed consolidating basis, balance sheets as of June 30, 2005 and December 31, 2004, and statements of operations and statements of cash flows for the Parent Company only, Guarantor Subsidiaries and for the Company for the three and six months ended June 30, 2005 and 2004.

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

The Company has restated the guarantor financial statements as of and for the three and six months ended June 30, 2004 to reflect the allocation of the corporate costs to conform to the current year presentation. The effect of these restatements resulted in allocations from the Parent Company to the Guarantor Subsidiaries for the three and six months ended June 30, 2004 of $598 and $ 1,196 for general and administrative expenses and $52 and $104 for depreciation expense, respectively. The income tax benefit related to these allocations included in the Guarantor Subsidiaries statement of operations was $122 and $244, respectively, for the three and six month periods ended June 30, 2004.

CARROLS CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

CONSOLIDATING BALANCE SHEET

June 30, 2005

(In thousands of dollars)

(Unaudited)

	Parent Company Only	Guarantor Subsidiaries	Eliminations	Consolidated Total
ASSETS
Current assets:
Cash and cash equivalents	$15,294	$2,105	$—	$17,399
Trade and other receivables, net	703	2,380	—	3,083
Inventories	3,438	1,433	—	4,871
Prepaid rent	1,874	1,734	—	3,608
Prepaid expenses and other current assets	1,736	3,406	—	5,142
Refundable income taxes	550	—	—	550
Deferred income taxes	3,618	2,624	—	6,242

Total current assets	27,213	13,682	—	40,895

Property and equipment, net	82,108	132,353	(25,211)	189,250
Franchise rights, net	87,922	—	—	87,922
Goodwill	1,450	122,274	—	123,724
Franchise agreements, net	6,134			6,134
Intercompany receivable (payable)	149,914	(150,290)	376	—
Investment in subsidiaries	18,067	—	(18,067)	—
Deferred income taxes	33	9,197	—	9,230
Other assets	10,682	5,783	(1,334)	15,131

Total assets	$383,523	$132,999	$(44,236)	$472,286

LIABILITIES AND STOCKHOLDER’S EQUITY (DEFICIT)
Current liabilities:
Current portion of long-term debt	$2,343	$259	$—	$2,602
Current portion of lease financing obligations	1,552	2,072	(884)	2,740
Accounts payable	6,529	10,157	—	16,686
Accrued interest	8,822	—	—	8,822
Accrued payroll, related taxes and benefits	7,997	6,550	—	14,547
Other liabilities	8,649	5,680	—	14,329

Total current liabilities	35,892	24,718	(884)	59,726

Long-term debt, net of current portion	397,061	257	—	397,318
Lease financing obligations, net of current portion	27,888	79,676	(29,176)	78,388
Deferred income—sale-leaseback of real estate	7,869	936	2,912	11,717
Accrued postretirement benefits	3,671	—	—	3,671
Other liabilities	17,232	10,170	154	27,556

Total liabilities	489,613	115,757	(26,994)	578,376

Commitments and contingencies

Stockholder’s equity (deficit)	(106,090)	17,242	(17,242)	(106,090)

Total liabilities and stockholder’s equity (deficit)	$383,523	$132,999	$(44,236)	$472,286

CARROLS CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

CONSOLIDATING BALANCE SHEET

December 31, 2004

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

CARROLS CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

CONSOLIDATING STATEMENT OF OPERATIONS

Three Months Ended June 30, 2005

(In thousands of dollars)

(Unaudited)

	Parent Company Only	Guarantor Subsidiaries	Eliminations	Consolidated Total
Revenues:
Restaurant sales	$94,288	$87,105	$—	$181,393
Franchise royalty revenues and fees	—	407	—	407

Total revenues	94,288	87,512	—	181,800

Costs and expenses:
Cost of sales	26,507	27,011	—	53,518
Restaurant wages and related expenses	29,125	22,922	—	52,047
Restaurant rent expense	5,599	2,893	654	9,146
Other restaurant operating expenses	13,689	11,429	—	25,118
Advertising expense	4,006	2,979	—	6,985
General and administrative (including $16,357 of stock-based compensation expense)	16,987	10,435	—	27,422
Depreciation and amortization	5,003	4,128	(349)	8,782
Impairment losses	312	95	—	407

Total operating expenses	101,228	81,892	305	183,425

Income (loss) from operations	(6,940)	5,620	(305)	(1,625)
Interest expense	8,386	1,650	(463)	9,573
Intercompany interest allocations	(4,556)	4,556	—	—

Income (loss) before income taxes	(10,770)	(586)	158	(11,198)
Provision (benefit) for income taxes	(1,501)	921	529	(51)
Equity loss from subsidiaries	(1,878)	—	1,878	—

Net income (loss)	$(11,147)	$(1,507)	$1,507	$(11,147)

CARROLS CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

CONSOLIDATING STATEMENT OF OPERATIONS

Three Months Ended June 30, 2004 (As Restated)

(In thousands of dollars)

(Unaudited)

	Parent Company Only	Guarantor Subsidiaries	Eliminations	Consolidated Total
Revenues:
Restaurant sales	$95,297	$82,225	$—	$177,522
Franchise royalty revenues and fees	—	401	—	401

Total revenues	95,297	82,626	—	177,923

Costs and expenses:
Cost of sales	27,233	25,087	—	52,320
Restaurant wages and related expenses	29,343	22,328	—	51,671
Restaurant rent expense	5,643	2,451	656	8,750
Other restaurant operating expenses	13,023	9,836	—	22,859
Advertising expense	3,688	3,358	—	7,046
General and administrative (including $1,098 of stock-based compensation expense)	5,142	6,443	—	11,585
Depreciation and amortization	6,007	4,824	(349)	10,482
Impairment losses	308	—	—	308

Total operating expenses	90,387	74,327	307	165,021

Income from operations	4,910	8,299	(307)	12,902
Interest expense	6,513	1,701	(476)	7,738
Intercompany interest allocations	(4,556)	4,556	—	—

Income before income taxes	2,953	2,042	169	5,164
Provision for income taxes	1,183	762	462	2,407
Equity income from subsidiaries	987	—	(987)	—

Net income	$2,757	$1,280	$(1,280)	$2,757

CARROLS CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

CONSOLIDATING STATEMENT OF OPERATIONS

Six Months Ended June 30, 2005

(In thousands of dollars)

(Unaudited)

	Parent Company Only	Guarantor Subsidiaries	Eliminations	Consolidated Total
Revenues:
Restaurant sales	$179,174	$171,357	$—	$350,531
Franchise royalty revenues and fees	—	785	—	785

Total revenues	179,174	172,142	—	351,316

Costs and expenses:
Cost of sales	49,427	52,929	—	102,356
Restaurant wages and related expenses	57,124	44,998	—	102,122
Restaurant rent expense	11,217	5,789	1,308	18,314
Other restaurant operating expenses	27,031	22,283	—	49,314
Advertising expense	7,368	6,180	—	13,548
General and administrative (including $16,432 of stock-based compensation expense)	22,368	15,616	—	37,984
Depreciation and amortization	10,191	8,075	(698)	17,568
Impairment losses	758	95	—	853

Total operating expenses	185,484	155,965	610	342,059

Income (loss) from operations	(6,310)	16,177	(610)	9,257
Interest expense	16,415	3,306	(929)	18,792
Intercompany interest allocations	(9,112)	9,112	—	—

Income (loss) before income taxes	(13,613)	3,759	319	(9,535)
Provision (benefit) for income taxes	(2,573)	2,462	643	532
Equity income from subsidiaries	973	—	(973)	—

Net income (loss)	$(10,067)	$1,297	$(1,297)	$(10,067)

CARROLS CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

CONSOLIDATING STATEMENT OF OPERATIONS

Six Months Ended June 30, 2004 (As Restated)

(In thousands of dollars)

(Unaudited)

	Parent Company Only	Guarantor Subsidiaries	Eliminations	Consolidated Total
Revenues:
Restaurant sales	$176,426	$157,641	$—	$334,067
Franchise royalty revenues and fees	—	756	—	756

Total revenues	176,426	158,397	—	334,823

Costs and expenses:
Cost of sales	48,252	47,749	—	96,001
Restaurant wages and related expenses	56,790	42,732	—	99,522
Restaurant rent expense	11,037	5,035	1,309	17,381
Other restaurant operating expenses	25,706	19,043	—	44,749
Advertising expense	6,949	5,924	—	12,873
General and administrative (including $1,624 of stock-based compensation expense)	10,069	11,801	—	21,870
Depreciation and amortization	12,177	9,554	(674)	21,057
Impairment losses	569	—	—	569

Total operating expenses	171,549	141,838	635	314,022

Income from operations	4,877	16,559	(635)	20,801
Interest expense	13,270	3,402	(946)	15,726
Intercompany interest allocations	(9,112)	9,112	—	—

Income before income taxes	719	4,045	311	5,075
Provision for income taxes	288	1,584	493	2,365
Equity income from subsidiaries	2,279	—	(2,279)	—

Net income	$2,710	$2,461	$(2,461)	$2,710

CARROLS CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

CONSOLIDATING STATEMENT OF CASH FLOWS

Six Months Ended June 30, 2005

(In thousands of dollars)

(Unaudited)

	Parent Company Only	Guarantor Subsidiaries	Eliminations	Consolidated Total
Cash flows provided from (used for) operating activities:
Net income (loss)	$(10,067)	$1,297	$(1,297)	$(10,067)
Adjustments to reconcile net income (loss) to net cash provided from (used for) operating activities:
Gain on disposal of property and equipment	—	(395)	—	(395)
Stock-based compensation	10,932	5,492	—	16,361
Depreciation and amortization	10,191	8,075	(698)	17,568
Amortization of deferred financing costs	677	36	—	713
Amortization of unearned purchase discounts	(1,077)	—	—	(1,077)
Amortization of deferred gains from sale-leaseback transactions	(180)	(154)	—	(334)
Impairment losses	758	95	—	853
Deferred income taxes	517	(440)	—	77
Decrease in accrued bonus to employees and director	(20,860)	—	—	(20,860)
Decrease in accrued payroll, related taxes and benefits	(8,145)	(2,248)	—	(10,393)
Changes in other operating assets and liabilities	7,113	(942)	1,572	7,743

Net cash provided from (used for) operating activities	(10,141)	10,753	(423)	189

Cash flows used for investing activities:
Capital expenditures:
New restaurant development	8	(7,047)	—	(7,039)
Restaurant remodeling	(1,032)	(625)	—	(1,657)
Other restaurant expenditures	(1,069)	(2,366)	—	(3,435)
Corporate and restaurant information systems	(457)	(246)	—	(703)

Total capital expenditures	(2,550)	(10,284)	—	(12,834)
Properties purchased for sale-leaseback	(275)	—	—	(275)
Proceeds from sales of other properties	—	479	—	479

Net cash used for investing activities	(2,825)	(9,805)	—	(12,630)

Cash flows used for financing activities:
Scheduled principal payments on term loans	(1,100)	—	—	(1,100)
Principal payments on lease financing obligations	(710)	(981)	423	(1,268)
Principal payments on capital leases	(72)	(133)	—	(205)
Financing costs associated with issuance of debt	(190)	—	—	(190)
Proceeds from sale-leaseback transactions	1,137			1,137

Net cash used for financing activities	(935)	(1,114)	423	(1,626)

Decrease in cash and cash equivalents	(13,901)	(166)	—	(14,067)
Cash and cash equivalents, beginning of period	29,195	2,271	—	31,466

Cash and cash equivalents, end of period	$15,294	$2,105	$—	$17,399

CARROLS CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

CONSOLIDATING STATEMENT OF CASH FLOWS

Six Months Ended June 30, 2004 (As Restated)

(In thousands of dollars)

(Unaudited)

	Parent Company Only	Guarantor Subsidiaries	Elimination	Consolidated Total
Cash flows provided from (used for) operating activities:
Net income	$2,710	$2,461	$(2,461)	$2,710
Adjustments to reconcile net income to net cash provided from (used for) operating activities:
Gain on disposal of property and equipment	(288)	—	—	(288)
Stock-based compensation	1,624	—	—	1,624
Depreciation and amortization	12,177	9,554	(674)	21,057
Amortization of deferred financing costs	692	36	—	728
Amortization of unearned purchase discounts	(1,078)	—	—	(1,078)
Amortization of deferred gains from sale-leaseback transactions	(192)	(130)	—	(322)
Impairment losses	569	—	—	569
Deferred income taxes	(364)	(640)	—	(1,004)
Increase in accrued payroll, related taxes and benefits	3,282	1,090	—	4,372
Changes in other operating assets and liabilities	10,010	(12,511)	2,741	240

Net cash provided from (used for) operating activities	29,142	(140)	(394)	28,608

Cash flows used for investing activities:
Capital expenditures:
New restaurant development	(931)	(2,586)	—	(3,517)
Restaurant remodeling	(479)	—	—	(479)
Other restaurant expenditures	(1,119)	(1,574)	—	(2,693)
Corporate and restaurant information systems	(255)	(107)	—	(362)

Total capital expenditures	(2,784)	(4,267)	—	(7,051)

Properties purchased for sale-leaseback	(924)	—	—	(924)
Proceeds from sales of other properties	488	—	—	488

Net cash used for investing activities	(3,220)	(4,267)	—	(7,487)

Cash flows (used for) provided from financing activities:
Borrowings from revolving credit facility, net	700	—	—	700
Scheduled principal payments on term loans	(6,750)	—	—	(6,750)
Principal pre-payments on term loans	(24,000)	—	—	(24,000)
Principal payments on lease financing obligations	(622)	(873)	394	(1,101)
Payments on other notes payable, net	(117)	—	—	(117)
Principal payments on capital leases	(78)	(123)	—	(201)
Proceeds from lease financing obligations, net	—	3,250	(3,250)	—
Financing costs associated with issuance of debt	—	(98)	98	—
Proceeds from sale-leaseback transactions	5,040	3,068	3,152	11,260

Net cash (used for) provided from financing activities	(25,827)	5,224	394	(20,209)

Increase in cash and cash equivalents	95	817	—	912
Cash and cash equivalents, beginning of period	708	1,706	—	2,414

Cash and cash equivalents, end of period	$803	$2,523	$—	$3,326

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

We use the term “Segment EBITDA” in our Quarterly Reports on Form 10-Q because we believe it is a useful financial indicator for measuring segment operating results. Segment EBITDA may not be necessarily comparable to other similarly titled captions of other companies due to differences in methods of calculation.

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

We use a 52-53 week fiscal year ending on the Sunday closest to December 31. For convenience, all references herein to the fiscal years ended January 2, 2005 and December 28, 2003 will be referred to as the fiscal years ended December 31, 2004 and 2003, respectively. Similarly, all references herein to the three and six months ended July 3, 2005 and June 27, 2004 will be referred to as the three and six months ended June 30, 2005 and June 30, 2004, respectively.

Overview

We are one of the largest restaurant companies in the United States operating three restaurant brands in the quick-casual and quick-service restaurant segments with 533 company owned and operated restaurants in 17 states as of June 30, 2005. We own, operate and franchise two Hispanic restaurant brands, Taco Cabana® and Pollo Tropical® (together referred to by us as our Hispanic Brands) operating primarily in Texas and Florida, respectively. We are also the largest Burger King® franchisee and have operated Burger King restaurants since 1976. We believe that the diversification of our restaurant concepts and geographic dispersion of our restaurants provide us with balance and stability. For the three and six months ended June 30, 2005 we had total revenues of $181.8 million and $351.3 million, respectively.

Hispanic Brands

We acquired Pollo Tropical, Inc. in July 1998 and acquired Taco Cabana, Inc. in December 2000. Our Hispanic Brands combine the convenience of quick-service restaurants with the menu variety, use of fresh ingredients, upscale decor and food quality of casual dining. As of June 30, 2005, our Hispanic Brands were comprised of 193 company-owned and 31 franchised restaurants and accounted for 49.0% of our total revenues for the six months ended June 30, 2005.

Taco Cabana. Taco Cabana restaurants combine fresh, high-quality Tex-Mex and traditional Mexican style food in a festive setting with the convenience and value of quick-service restaurants. Menu items include sizzling fajitas, quesadillas, enchiladas, other Tex-Mex dishes, fresh-made flour tortillas, frozen margaritas and beer. Most menu items are made fresh daily in each of our Taco Cabana restaurants. Taco Cabana pioneered the Mexican patio café concept with its first restaurant in San Antonio, Texas in 1978. As of June 30, 2005, we owned and operated 128 Taco Cabana restaurants located in Texas, Oklahoma and New Mexico and franchised seven Taco Cabana restaurants in Texas, New Mexico and Georgia. For the three and six months ended June 30, 2005, our company-owned Taco Cabana restaurants generated total revenues of $52.9 million and $103.1 million, respectively, and segment EBITDA of $7.8 million and $15.1 million, respectively.

Pollo Tropical. Pollo Tropical restaurants combine high quality distinctive menu items and an inviting tropical setting with the convenience and value of quick-service restaurants. Our Pollo Tropical restaurants feature fresh grilled chicken marinated in a proprietary blend of tropical fruit juices and spices and authentic “made from scratch” side dishes. Most menu items are made fresh daily in each of our Pollo Tropical restaurants. Pollo Tropical opened its first company-owned restaurant in 1988 in Miami. As of June 30, 2005, we owned and operated a total of 65 Pollo Tropical restaurants, 56 of which were located in south Florida and nine of which were located in central Florida. We also franchised 24 Pollo Tropical restaurants as of June 30, 2005, 21 of which were located in Puerto Rico, two in Ecuador and one in Miami. Since our acquisition of Pollo Tropical, we have expanded the brand by over 75% by opening 29 new restaurants. For the three and six months ended June 30, 2005, our company-owned Pollo Tropical restaurants generated total revenues of $34.6 million and $69.0 million, respectively, and segment EBITDA of $7.5 million and $14.8 million, respectively.

Burger King. Burger King is one of the largest hamburger restaurant chains in the world and we are the largest Burger King franchisee. Burger King restaurants feature the popular flame-broiled WHOPPER® sandwich as well as hamburgers and other sandwiches, fries, salads, breakfast items and other offerings typically found in quick-service hamburger restaurants. As of June 30, 2005, we operated 340 Burger King restaurants located in 13 Northeastern, Midwestern and Southeastern states. For the three and six months ended June 30, 2005, our Burger King restaurants generated total revenues of $94.3 million and $179.2 million, respectively, and segment EBITDA of $8.6 million and $14.2 million, respectively.

Issuance of Stock

Effective May 3, 2005, Holdings issued an aggregate of 260,600 shares of Holdings common stock in exchange for the cancellation and termination of an identical number of outstanding options to purchase shares of Holdings common stock. During the second quarter Holdings also issued an additional 5,440 shares of Holdings common stock in separate awards. As a consequence of the exchange, all outstanding stock options were cancelled and terminated. All shares were issued pursuant to stock award agreements, which provide that such shares are fully vested and non-forfeitable upon issuance, but may not be sold or otherwise disposed of for a period of two years from the date of issuance. Such agreements also provide that up to an aggregate of 16% of each recipients’ shares (for those recipients that were issued 100 or more shares) are subject to repurchase by Holdings (at its option) after December 31, 2006 under certain circumstances described in the award agreements. In addition, such shares may be subject to repurchase by Holdings (at its option) in the event of a termination of employment before the occurrence of certain events. We recorded a pretax compensation charge, including applicable payroll taxes, of $16.4 million in the second quarter of 2005 relative to these stock awards.

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

Upon such review, we restated our financial statements for the years ended December 31, 2003 and 2002 and the unaudited quarterly financial information for 2003 and the first three quarters of 2004 to correct errors in our lease accounting. Specifically, we revised our lease term for purposes of lease classification and calculating straight-line rent expense to only include renewal options that are reasonably assured of exercise because an economic penalty, as defined under SFAS No. 98, “Accounting for Leases,” would be incurred in the event of non-renewal. We also revised our useful lives of leasehold improvements to the shorter of their economic lives or the lease term as defined in SFAS No. 13. The primary impact of the restatement was to accelerate depreciation of buildings on leased land and leasehold improvements made subsequent to the lease inception date. The restatement also reduced the lives of intangible assets related to leases. As a result of this restatement, amortization expense for leasehold improvements and assets related to leases for the three and six months ended June 30, 2004 increased by $0.2 million and $0.5 million, respectively.

In conjunction with the review of our lease accounting, we also determined that adjustments were necessary for lease liabilities for operating leases with non-level rents at the time of our acquisitions of Pollo Tropical in 1998 and Taco Cabana in 2000 as well as liabilities related to acquired leases with above-market rentals for Taco Cabana. We adjusted our purchase price allocations for these acquisitions and restated lease liabilities and goodwill as of the acquisition dates. We also restated rent expense and interest expense for those previously reported periods subsequent to each acquisition and restated goodwill amortization through December 31, 2001. As a result of these restatements, rent expense for the three and six months ended June 30, 2004 increased $0.1 million.

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

The adjustments related to these restatements reduced amortization expense for the three and six months ended June 30, 2004 by $0.2 million and $0.4 million, respectively.

Stock-based Compensation Expense

In 2004, we reevaluated the terms of our option plans and grants and concluded that provisions of certain options granted under our plans require us to account for these options using the variable accounting provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, (APB 25). Previously, we had accounted for these options under APB 25 using a fixed accounting treatment whereby compensation expense, if any, was only evaluated at the date of the option grant. The impact of this adjustment was to increase stock-based compensation expense, included in general and administrative expenses, for the three and six months ended June 30, 2004 by $1.1 million and $1.6 million, respectively.

Accounting for Guarantor Financial Statements

The Company has restated its guarantor financial statements for the three and six months ended June 30, 2004 to reflect the allocation of corporate costs to conform to the current year presentation. See Note 13 to the Consolidated Financial Statements.

All previously reported amounts that appear in our Management’s Discussion and Analysis of Financial Condition and Results of Operations below have also been restated to report the revised amounts. See Note 3 to our Consolidated Financial Statements for a complete discussion of the restatements.

Significant Accounting Policies

Financial Reporting Release No. 72 requires all companies to include a discussion of critical accounting policies or methods used in the preparation of consolidated financial statements. The following is a brief discussion of the more significant accounting policies and methods used by the Company.

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

Accrued occupancy costs. We make estimates of accrued occupancy costs pertaining to closed restaurant locations on an ongoing basis. These estimates require assessment and continuous evaluation of a number of factors such as the remaining contractual period under our lease obligations, the amount of sublease income we are able to realize on a particular property and estimates of other costs such as property taxes. Differences between actual future events and prior estimates could result in adjustments to these accrued costs. At June 30, 2005, we had three non-operating restaurant properties.

Insurance liabilities. We are self-insured for most workers’ compensation, general liability and medical insurance claims. At June 30, 2005, we had $9.4 million accrued for these insurance claims. We record insurance liabilities based on historical and industry trends, which are continually monitored, and adjust accruals as warranted by changing circumstances. Since there are many estimates and assumptions involved in recording these insurance liabilities, including the ability to estimate the future development of incurred claims based on historical trends, differences between actual future events and prior estimates and assumptions could result in adjustments to these liabilities.

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

Evaluation of Goodwill. We must evaluate our recorded indefinite-lived intangible assets for impairment under Statement of Financial Accounting Standards (SFAS) 142 “Goodwill and Other Intangible Assets” on an ongoing basis. We have elected to conduct our annual impairment review of goodwill and other indefinite-lived intangible assets at December 31. Our review at December 31, 2004 indicated there has been no impairment as of that date. This annual evaluation of goodwill requires us to make estimates and assumptions regarding the fair value of our reporting units. These estimates may differ from actual future events.

Impairment of Long-lived Assets. We assess the potential impairment of long-lived assets, principally property and equipment, whenever events or changes in circumstances indicate that the carrying value may not be recoverable. We determine if there is impairment at the restaurant level by comparing undiscounted future cash flows from the related long-lived assets with their respective carrying values. In determining future cash flows, significant estimates are made by us with respect to future operating results of each restaurant over its remaining lease term. If assets are determined to be impaired, the impairment charge is measured by calculating the amount by which the asset carrying amount exceeds its fair value. This process requires the use of estimates and assumptions, which are subject to a high degree of judgment. If these assumptions change in the future, we may be required to record impairment charges for these assets.

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

Recent Accounting Developments

In December 2004, the FASB issued Statement of Financial Accounting Standard No. 123 (revised 2004), “Share-Based Payment” (SFAS 123R) which replaces SFAS No. 123 (SFAS 123), “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25 (APB 25), “Accounting for Stock Issued to Employees.” SFAS 123R requires the measurement of all employee share-based payments, including grants of employee stock options, using a fair-value-based method and the recording of such expense in the consolidated statements of operations. The pro forma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition. In March 2005, the SEC issued Staff Accounting Bulletin (“SAB”) No. 107 “Share-Based Payment.” SAB 107 expresses views of the SEC staff regarding the interaction between SFAS 123R and certain SEC rules and regulations and provides the staff’s views regarding the valuation of share-based payment arrangements. SFAS 123R is effective for awards that are granted, modified, or settled in cash for the first annual reporting period beginning after June 15, 2005. We are currently evaluating the impact of these pronouncements on our financial statements.

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

On June 30, 2005, tax legislation in the state of Ohio was enacted that significantly restructured the tax system for most corporate taxpayers. Included in the legislation is a multi-year phase-out of the state franchise tax and tangible personal property tax. These taxes will be replaced with a Commercial Activity Tax that will be phased-in over a five-year period. In the second quarter of 2005 we recorded a tax expense of $0.5 million related to the impact of this legislation due to the reduction of deferred tax assets associated with the future utilization of Ohio net operating loss carryforwards.

Results of Operations

Three Months Ended June 30, 2005 Compared to Three Months Ended June 30, 2004.

Since June 30, 2004, we have opened four new Pollo Tropical restaurants and five new Taco Cabana restaurants and closed one Taco Cabana restaurant and twelve Burger King restaurants.

The following table sets forth, for the three months ended June 30, 2005 and 2004, selected operating results as a percentage of restaurant sales:

	2005	As Restated (Note 3) 2004
Restaurant sales:
Taco Cabana	29.1%	29.0%
Pollo Tropical	18.9%	17.3%
Burger King	52.0%	53.7%

	100.0%	100.0%

Costs and expenses:
Cost of sales	29.5%	29.5%
Restaurant wages and related expenses	28.7%	29.1%
Restaurant rent expense	5.0%	4.9%
Other restaurant operating expenses	13.8%	12.9%
Advertising expense	3.9%	4.0%
General and administrative (including stock-based compensation expense)	15.1%	6.5%
Income from restaurant operations	1.5%	7.1%

Restaurant Sales. Total restaurant sales for the second quarter of 2005 increased $3.9 million, or 2.2%, to $181.4 million from $177.5 million in the second quarter of 2004 due to sales increases at our Hispanic restaurant brands.

Taco Cabana restaurant sales increased $1.3 million, or 2.6%, to $52.8 million in the second quarter of 2005 due primarily to the net addition of four restaurants since the end of the second quarter of 2004 and menu price increases since the end of the second quarter of approximately 2%. Sales at our comparable Taco Cabana restaurants increased 0.4% in the second quarter of 2005 compared to the second quarter of 2004.

Pollo Tropical restaurant sales increased $3.6 million, or 11.6%, in the second quarter of 2005 to $34.3 million due to a 6.3% sales increase at our comparable Pollo Tropical restaurants that resulted from an increase in the average sales transaction and menu price increases of approximately 3% in 2005, and, to a lesser extent, the opening of five Pollo Tropical restaurants since the end of the second quarter of 2004.

Burger King restaurant sales decreased $1.0 million, or 1.1%, to $94.3 million in the second quarter of 2005 due to the closure of twelve Burger King restaurants since June 30, 2004. This was offset slightly by a 0.4% sales increase at our comparable Burger King restaurants.

Operating Costs and Expenses. Cost of sales (food and paper costs), as a percentage of total restaurant sales, was 29.5% in both the second quarters of 2005 and 2004. Taco Cabana cost of sales, as a percentage of Taco Cabana restaurant sales, decreased to 29.3% in the second quarter of 2005 from 30.2% in 2004 due primarily to improvements in restaurant-level food controls (1.3% of Taco Cabana sales) and the effect of menu price increases (0.6% of Taco Cabana sales), partially offset by higher commodity prices in 2005. Pollo Tropical cost of sales, as a percentage of Pollo Tropical restaurant sales, increased significantly to 33.6% in the second quarter of 2005 from 31.0% in 2004 due primarily to a 19% increase in whole chicken commodity prices (1.7% of Pollo Tropical sales), increases in other commodity prices (1.1% of Pollo Tropical sales) and higher menu paper costs (0.5% of Pollo Tropical sales), partially offset by the effect of menu price increases (1.0% of Pollo Tropical sales). Burger King cost of sales, as a percentage of Burger King restaurant sales, decreased to 28.1% in the second quarter of 2005 from 28.6% in 2004 due primarily to the effect of menu price increases since the end of the second quarter of 2004 (1.2% of Burger King sales) partially offset by an increase in beef commodity prices (0.6% of Burger King sales).

Restaurant wages and related expenses, as a percentage of total restaurant sales, decreased to 28.7% in the second quarter of 2005 from 29.1% in 2004. Taco Cabana restaurant wages and related expenses, as a percentage of Taco Cabana restaurant sales, decreased to 28.1% in the second quarter of 2005 from 28.3% in 2004 due primarily to the effect of menu price increases since the end of the second quarter of 2004. Pollo Tropical restaurant wages and related expenses, as a percentage of Pollo Tropical restaurant sales, decreased to 23.6% in the second quarter of 2005 from 25.3% in 2004 due to the effect of menu price increases since the end of the second quarter of 2004 (0.8% of Pollo Tropical sales), the effect on fixed labor costs of higher comparable restaurant sales volumes (0.4% of Pollo Tropical sales), and lower medical insurance costs (0.6% of Pollo Tropical sales). Burger King restaurant wages and related expenses, as a percentage of Burger King restaurant sales, increased slightly to 30.9% in the second quarter of 2005 from 30.8% in 2004.

Restaurant rent expense, as a percentage of total restaurant sales, increased slightly to 5.0% in the second quarter of 2005 from 4.9% in 2004 due to sale-leaseback transactions completed in 2004.

Other restaurant operating expenses, as a percentage of total restaurant sales, increased to 13.8% in the second quarter of 2005 from 12.9% in 2004. Taco Cabana other restaurant operating expenses, as a percentage of Taco Cabana restaurant sales, increased to 14.1% in the second quarter of 2005 from 13.1% in 2004 due primarily to higher repair and maintenance expenses associated with initiatives to enhance the appearance of our Taco Cabana restaurants (0.6% of Taco Cabana sales) and higher utility costs (0.1% of Taco Cabana sales). Pollo Tropical other restaurant operating expenses, as a percentage of Pollo Tropical restaurant sales, increased to 11.7% in the second quarter of 2005 from 10.0% in 2004 due primarily to higher general liability insurance costs (0.6% of Pollo Tropical sales), higher utility costs (0.2% of Pollo Tropical sales), higher fees related to the acceptance of credit cards (0.2% of Pollo Tropical sales) and a gain related to a closed restaurant location in 2004 (0.4% of Pollo Tropical sales). Burger King other restaurant operating expenses, as a percentage of Burger King restaurant sales, increased to 14.5% in the second quarter of 2005 from 13.7% in 2004 due primarily to higher repair and maintenance expenses (0.3% of Burger King sales), higher utility costs (0.1% of Burger King sales) and fees associated with the acceptance of credit cards (0.1% of Burger King sales).

Advertising expense, as a percentage of total restaurant sales, decreased slightly to 3.9% in the second quarter of 2005 from 4.0% in 2004. Taco Cabana advertising expense, as a percentage of Taco Cabana restaurant sales, decreased to 4.4% in the second quarter of 2005 from 5.9% in 2004 due primarily to the timing of promotions that were concentrated in the second quarter of 2004. Our Taco Cabana advertising expenditures for all of 2005 are anticipated to be comparable to 2004 (approximately 4.0% to 4.2% of Taco Cabana sales). Pollo Tropical advertising expense, as a percentage of Pollo Tropical restaurant sales, increased to 1.9% in the second quarter of 2005 from 1.0% in 2004 due to higher television and radio advertising expenditures. Our Pollo Tropical advertising expenditures for all of 2005 are anticipated to range from 1.9% to 2.3% of Pollo Tropical restaurant sales. Burger King advertising expense, as a percentage of Burger King restaurant sales, increased to 4.2% in the second quarter of 2005 from 3.9% in 2004 due to additional expenditures associated with the Star Wars Episode III game promotion.

General and administrative expenses including stock-based compensation expense, as a percentage of total restaurant sales, increased to 15.1% in the second quarter of 2005 from 6.5% in 2004. Stock-based compensation expense was $16.4 million and $1.1 million in the second quarter of 2005 and 2004, respectively, or as a percentage of total restaurant sales, 9.0% and 0.6%, respectively. The expense in the second quarter of 2005 was from the issuance of stock in exchange for stock options (see separate Issuance of Stock discussion). General and administrative expenses, excluding stock-based compensation expense, increased $0.6 million in the second quarter of 2005 compared to 2004 due primarily to increased professional fees, including audit fees, of $0.8 million partially offset by lower administrative bonus expense of $0.4 million.

Segment EBITDA. Segment EBITDA, as defined, is a measure of segment profit or loss reported to the chief operating decision maker for purposes of allocating resources to our restaurant concepts and assessing their performance. Segment EBITDA is defined as earnings before interest, income taxes, depreciation and amortization, impairment losses and stock-based compensation expense. Segment EBITDA for our Taco Cabana restaurants increased 17.0% to $7.8 million in the second quarter of 2005 from $6.7 million in 2004. Segment EBITDA for our Pollo Tropical restaurants was $7.5 million in both the second quarters of 2005 and 2004. Segment EBITDA for our Burger King restaurant segment decreased $2.0 million to $8.6 million in the second quarter of 2005 from $10.6 million in 2004.

Depreciation and Amortization and Impairment Losses. Depreciation and amortization expense decreased to $8.8 million in the second quarter of 2005 from $10.5 million in the second quarter of 2004 due primarily to lower depreciation of equipment and information systems assets related to our Burger King restaurants of $0.5 million, lower depreciation due to the closure of Burger King restaurants since June 30, 2004 of $0.2 million, lower leasehold improvement amortization and equipment depreciation of

$0.7 million for our Taco Cabana restaurants. Impairment losses were $0.4 million and $0.3 million in the second quarter of 2005 and 2004, respectively. Impairment losses in the second quarter of 2005 were comprised of $0.2 million related to Burger King franchise rights, $0.1 million principally related to property and equipment of certain underperforming Burger King restaurants and $0.1 million related to property and equipment of certain underperforming Taco Cabana restaurants. Impairment losses in the second quarter of 2004 were related to property and equipment of certain underperforming Burger King restaurants.

Interest Expense. Interest expense increased $1.9 million to $9.6 million in the second quarter of 2005 from $7.7 million in 2004 due primarily to higher average debt balances resulting from the December 2004 refinancing and higher effective interest rates on our floating rate borrowings under our senior credit facility. However, the weighted average interest rate on our long-term debt, excluding lease financing obligations, for the three months ended June 30, 2005 decreased to 7.1% from 7.7% in the second quarter of 2004. This decrease was due to our senior subordinated notes, which are at a higher rate than our borrowings under our senior credit facility and comprised a lower percentage of our total outstanding long-term debt in 2005 compared to 2004, due to increased borrowings under our senior credit facility from our refinancing in the fourth quarter of 2004.

Provision (Benefit) for Income Taxes. The benefit for income taxes in the second quarter of 2005 was derived using an estimated effective annual income tax rate for 2005 of 34.3%. In addition, the tax benefit in the second quarter of 2005 was reduced by $3.3 million for the non-deductible portion of stock-based compensation expense related to the second quarter stock awards and was also reduced by the income tax expense associated with the second quarter Ohio state tax legislation of $0.5 million. The amount of the stock-based compensation expense deduction may be adjusted based on the Company’s evaluation of the value of the stock award for tax purposes. To the extent that there is an adjustment to the value of the stock award for tax purposes, the Company’s tax provision will be affected in a similar manner in a subsequent period. The provision for income taxes in the second quarter of 2004 is based on an effective tax rate for 2004 of 46.6%. This rate is higher than the statutory Federal tax rate primarily due to state income taxes and tax credits.

Net Income (Loss). As a result of the foregoing, we incurred a net loss of $11.1 million in the second quarter of 2005 compared to net income of $2.8 million in the first quarter of 2004.

Six Months Ended June 30, 2005 Compared to Six Months Ended June 30, 2004.

The following table sets forth, for the six months ended June 30, 2005 and 2004, selected operating results as a percentage of restaurant sales:

	2005	As Restated (Note 3) 2004
Restaurant sales:
Taco Cabana	29.4%	29.2%
Pollo Tropical	19.5%	18.0%
Burger King	51.1%	52.8%

	100.0%	100.0%

Costs and expenses:
Cost of sales	29.2%	28.7%
Restaurant wages and related expenses	29.1%	29.8%
Restaurant rent expense	5.2%	5.2%
Other restaurant operating expenses	14.1%	13.4%
Advertising expense	3.9%	3.9%
General and administrative (including stock-based compensation expense)	10.8%	6.5%
Income from restaurant operations	3.8%	6.0%

Restaurant Sales. Total restaurant sales in the first six months of 2005 increased $16.5 million, or 4.9%, to $350.5 million from $334.1 million in the first six months of 2004 due to sales increases at all three of our restaurant brands.

Taco Cabana restaurant sales increased $5.4 million, or 5.5%, to $102.9 million in the first six months of 2005 due to a 2.9% sales increase at our comparable Taco Cabana restaurants and the net addition of four restaurants since the end of the second quarter of 2004.

Pollo Tropical restaurant sales increased $8.4 million, or 13.9%, in the first six months of 2005 to $68.5 million due to a 8.4% sales increase at our comparable Pollo Tropical restaurants that resulted from both increases in sales transactions and the average sales transaction, and, to a lesser extent, the opening of five Pollo Tropical restaurants since the end of the second quarter of 2004.

Burger King restaurant sales increased $2.7 million, or 1.6%, to $179.2 million in the first six months of 2005 due a 2.6% sales increase at our comparable Burger King restaurants, partially offset by the closure of twelve Burger King restaurants since June 30, 2004.

Operating Costs and Expenses. Cost of sales (food and paper costs), as a percentage of total restaurant sales, increased to 29.2% in the first six months of 2005 from 28.7% in 2004. Taco Cabana cost of sales, as a percentage of Taco Cabana restaurant sales, decreased to 29.2% in the first six months of 2005 from 30.0% in 2004 due primarily to improvements in restaurant-level food controls (1.3% of Taco Cabana sales) and the effect of menu price increases (0.5% of Taco Cabana sales), partially offset by higher commodity prices in 2005. Pollo Tropical cost of sales, as a percentage of Pollo Tropical restaurant sales, increased significantly to 33.4% in the first six months of 2005 from 30.8% in 2004 due primarily to a 19% increase in whole chicken commodity prices (1.7% of Pollo Tropical sales) and also increases in other commodity prices (1.1% of Pollo Tropical sales) and higher menu paper costs (0.5% of Pollo Tropical sales), partially offset by the effect of menu price increases (0.8% of Pollo Tropical sales). Burger King cost of sales, as a percentage of Burger King restaurant sales, increased to 27.6% in the first six months of 2005 from 27.3% in 2004 due primarily to an increase in beef and other commodity prices (0.8% of Burger King sales), increased sales of menu items introduced in 2004 which have higher selling prices but lower margins as a percentage of their selling prices (0.2% of Burger King sales) and lower rebates in 2005 (0.3% of Burger King sales), partially offset by the effect of menu price increases since the end of the second quarter of 2004 (1.1% of Burger King sales).

Restaurant wages and related expenses, as a percentage of total restaurant sales, decreased to 29.1% in the first six months of 2005 from 29.8% in 2004. Taco Cabana restaurant wages and related expenses, as a percentage of Taco Cabana restaurant sales, decreased to 28.2% in the first six months of 2005 from 28.5% in 2004 due primarily to the effect of menu price increases since the end of the second quarter of 2004. Pollo Tropical restaurant wages and related expenses, as a percentage of Pollo Tropical restaurant sales, decreased to 23.4% in the first six months of 2005 from 24.8% in 2004 due primarily to the effect of menu price increases since the end of the second quarter of 2004 (0.6% of Pollo Tropical sales), the effect on fixed labor costs of higher comparable restaurant sales volumes (0.4% of Pollo Tropical sales), and lower medical insurance costs (0.4% of Pollo Tropical sales). Burger King restaurant wages and related expenses, as a percentage of Burger King restaurant sales, decreased to 31.9% in the first six months of 2005 from 32.2% in 2004 due to lower workers compensation insurance costs. .

Restaurant rent expense, as a percentage of total restaurant sales, was 5.2% in the first six months of 2005 and 2004.

Other restaurant operating expenses, as a percentage of total restaurant sales, increased to 14.1% in the first six months of 2005 from 13.4% in 2004. Taco Cabana other restaurant operating expenses, as a percentage of Taco Cabana restaurant sales, increased to 14.1% in the first six months of 2005 from 13.0% in 2004 due primarily to higher repair and maintenance expenses associated with initiatives to enhance the appearance of our Taco Cabana restaurants (0.7% of Taco Cabana sales) and higher utility costs (0.1% of Taco Cabana sales). Pollo Tropical other restaurant operating expenses, as a percentage of Pollo Tropical restaurant sales, increased to 11.3% in the first six months of 2005 from 10.5% in 2004 due primarily to higher general liability insurance costs (0.4% of Pollo Tropical sales), higher fees related to the acceptance of credit cards (0.2% of Pollo Tropical sales) and a gain related to a closed restaurant location in 2004 (0.2% of Pollo Tropical sales). Burger King other restaurant operating expenses, as a percentage of Burger King restaurant sales, increased to 15.1% in the first six months of 2005 from 14.6% in 2004 due primarily to higher repair and maintenance expenses (0.2% of Burger King sales), higher utility costs (0.1% of Burger King sales) and fees associated with the acceptance of credit cards (0.1% of Burger King sales).

Advertising expense, as a percentage of total restaurant sales, was 3.9% in both the first six months of 2005 and 2004. Taco Cabana advertising expense, as a percentage of Taco Cabana restaurant sales, decreased to 4.3% in the first six months of 2005 from 5.3% in 2004 due primarily to the timing of promotions. Our Taco Cabana advertising expenditures for all of 2005 are anticipated to be comparable to 2004 (approximately 4.0% to 4.2% of Taco Cabana sales). Pollo Tropical advertising expense, as a percentage of Pollo Tropical restaurant sales, increased to 2.6% in the first six months of 2005 from 1.3% in 2004 due to higher television and radio advertising expenditures. There were no television and radio advertising expenditures in the first quarter of 2004. Our Pollo Tropical advertising expenditures for all of 2005 are anticipated to range from 1.9% to 2.3% of Pollo Tropical restaurant sales. Burger King advertising expense, as a percentage of Burger King restaurant sales, increased to 4.1% in the first six months of 2005 from 3.9% in 2004 due to additional expenditures associated with the Star Wars Episode III game promotion in the second quarter of 2005.

General and administrative expenses including stock-based compensation expense, as a percentage of total restaurant sales, increased to 10.8% in the first six months of 2005 from 6.5% in 2004. Stock-based compensation expense was $16.4 million and $1.6 million in the first six months of 2005 and 2004, respectively, or as a percentage of total restaurant sales,

4.7% and 0.5%, respectively. The expense in the first six months of 2005 was substantially from the issuance of stock in exchange for stock options (See separate Issuance of Stock discussion). General and administrative expenses, excluding stock-based compensation expense, increased $1.3 million in the first six months of 2005 compared to 2004 due primarily to increased professional fees, including audit fees, of $0.8 million partially offset by lower administrative bonus expense of $0.3 million.

Segment EBITDA. Segment EBITDA is a measure of segment profit or loss reported to the chief operating decision maker for purposes of allocating resources to our restaurant concepts and assessing their performance. Segment EBITDA is defined as earnings before interest, income taxes, depreciation and amortization, impairment losses and stock-based compensation expense. Segment EBITDA for our Taco Cabana restaurants increased 16.6% to $15.1 million in the first six months of 2005 from $12.9 million in 2004. Segment EBITDA for our Pollo Tropical restaurants increased slightly to $14.8 million in the first six months of 2005 from $14.7 million in 2004. Segment EBITDA for our Burger King restaurant segment decreased $2.2 million to $14.2 million in the first six months of 2005 from $16.4 million in 2004.

Depreciation and Amortization and Impairment Losses—Depreciation and amortization expense decreased to $17.6 million in the first six months of 2005 from $21.1 million in the second quarter of 2004 due primarily to lower depreciation of equipment and information systems related to our Burger King restaurants of $1.0 million, lower depreciation due to the closure of Burger King restaurants since June 30, 2004 of $0.4 million and lower leasehold improvement amortization and equipment depreciation for our Taco Cabana restaurants of $1.4 million. Impairment losses were $0.9 million and $0.6 million in the first six months of 2005 and 2004, respectively. Impairment losses in the first six months of 2005 were comprised of $0.2 million related to Burger King franchise rights, $0.5 million related to property and equipment of certain underperforming Burger King restaurants and $0.1 million related to property and equipment of certain underperforming Taco Cabana restaurants. Impairment losses in the first six months of 2004 were related to property and equipment of certain underperforming Burger King restaurants.

Interest Expense. Interest expense increased $3.1 million to $18.8 million in the first six months of 2005 from $15.7 million in 2004 due primarily to higher average debt balances resulting from the December 2004 refinancing and higher effective interest rates on our floating rate borrowings under our senior credit facility. However, the weighted average interest rate on our long-term debt, excluding lease financing obligations, for the six months ended June 30, 2005 decreased to 7.0% from 7.6% in the first six months of 2004. This decrease was due to our senior subordinated notes, which are at a higher rate than our borrowings under our senior credit facility and comprised a lower percentage of our total outstanding long-term debt in 2005 compared to 2004, due to increased borrowings under our senior credit facility from our refinancing in the fourth quarter of 2004.

Provision for Income Taxes. The provision for income taxes in the first six months of 2005 was derived using an estimated effective annual income tax rate for 2005 of 34.3%. Although we had a pretax loss of $9.5 million for the six months ended June 30, 2005, the tax benefit related to this loss was reduced by $3.3 million for the non-deductible portion of stock-based compensation expense related to the second quarter stock awards and was also reduced by the income tax expense associated with the second quarter Ohio state tax legislation of $0.5 million. The amount of the stock-based compensation expense deduction may be adjusted based on the Company’s evaluation of the value of the stock award for tax purposes. To the extent that there is an adjustment to the value of the stock award for tax purposes, the Company’s tax provision will be affected in a similar manner in a subsequent period. The provision for income taxes in the first six months of 2004 is based on an effective tax rate for 2004 of 46.6%. This rate is higher than the statutory Federal tax rate primarily due to state income taxes and tax credits.

Net Income (Loss). As a result of the foregoing, we incurred a net loss of $10.1 million in the first six months of 2005 compared to net income of $2.7 million in the first six months of 2004.

Reconciliation of Non-GAAP Financial Measures

Consolidated EBITDA is defined as income before interest, income taxes, depreciation and amortization, impairment losses, non-cash stock compensation expense and non-cash other income and expense. Consolidated EBITDA is presented because we believe it is a useful financial indicator for measuring the ability, on a consolidated basis, to service and/or incur indebtedness. However, Consolidated EBITDA should not be considered as an alternative to consolidated cash flows as a measure of liquidity in accordance with generally accepted accounting principles. Consolidated EBITDA is not necessarily comparable to other similarly titled captions of other companies due to differences in methods of calculation. Management believes the most directly comparable measure to Consolidated EBITDA calculated in accordance with generally accepted accounting principles is net cash provided from operating activities. A reconciliation of Consolidated EBITDA to net cash provided from operating activities for the six months ended June 30, 2005 and 2004 is as follows (in thousands):

	2005	As Restated (Note 3) 2004
Consolidated EBITDA, as defined	$44,039	$42,427
Adjustments to reconcile Consolidated EBITDA to net cash provided from operating activities:
Interest expense	(18,792)	(15,726)
Gain on disposal of property and equipment	(395)	(288)
Amortization of deferred financing costs	713	728
Amortization of unearned purchase discounts	(1,077)	(1,078)
Amortization of deferred gains from sale-leaseback transactions	(334)	(322)
Provision for income taxes	(532)	(2,365)
Deferred income taxes	77	(1,004)
Decrease in accrued bonus to employees and director	(20,860)	—
Increase (decrease) in accrued payroll, related taxes and benefits	(10,393)	4,372
Changes in other operating assets and liabilities	7,743	1,864

Net cash provided from operating activities	$189	$28,608

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

Operating activities. Net cash provided from operating activities in the six months ended June 30, 2005 and 2004 were $0.2 million and $28.6 million, respectively. At June 30, 2005, we had $17.4 million in cash. At December 31, 2004 we had $31.5 million in cash due to the timing of payments associated with the December 2004 refinancing. In the first quarter of 2005, we paid the $20.3 million bonus to employees (including management) and a director and the applicable taxes of $0.6 million, as well as $5.5 million of tax withholdings related to the dividend payment in late December of 2004. These payments resulted in a reduction of net cash provided from operating activities in the first six months of 2005 as compared to the first six months of 2004. Our income tax payments included in operating activities have been historically reduced due to the utilization of net operating loss carry-forwards. As of December 31, 2004, we had $1.6 million of remaining net operating loss carryforwards for Federal income tax purposes, Federal alternative minimum tax credit carryforwards of $2.9 million and Federal work opportunity tax credit carryforwards of $2.9 million.

Investing activities including capital expenditures. Net cash used for investing activities for the six months ended June 30, 2005 and 2004 was $12.6 million and $7.5 million, respectively, and was primarily due to capital expenditures (that represent a major investment of cash for us) of $12.8 million and $7.1 million, respectively.

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

	Taco Cabana	Pollo Tropical	Burger King	Other	Consolidated
Six months ended June 30, 2005:
Restaurant maintenance expenditures (1)	$1,528	$838	$1,069	$—	$3,435
Restaurant remodeling expenditures	—	625	1,032	—	1,657
New restaurant development expenditures	3,180	3,867	(8)	—	7,039
Other capital expenditures	—	—	—	703	703

Total capital expenditures	$4,708	$5,330	$2,093	$703	$12,834

Number of new restaurant openings	3	1	0		4

Six Months Ended June 30, 2004:
Restaurant maintenance expenditures (1)	$991	$583	$1,119	$—	$2,693
Restaurant remodeling expenditures	—	—	479	—	479
New restaurant development expenditures	2,586	—	931	—	3,517
Other capital expenditures	—	—	—	362	362

Total capital expenditures	$3,577	$583	$2,529	$362	$7,051

Number of new restaurant openings	3	0	1		4

1)	Excludes restaurant repair and maintenance expenses included in other restaurant operating expenses in our consolidated financial statements. For the six months ended June 30, 2005 and 2004, restaurant repair and maintenance expenses were approximately $9.0 million and $7.5 million, respectively.

For all of 2005, we anticipate total capital expenditures, excluding acquisitions, of approximately $39 million to $45 million. These capital expenditures include approximately $26 million to $30 million for the development of new restaurants and purchase of related real estate applicable to our Taco Cabana and Pollo Tropical restaurant concepts. Expenditures in 2005 for the development of new restaurants include approximately $2.0 million for restaurants currently planned to open in 2006. In 2005 we anticipate opening approximately five new Pollo Tropical restaurants (of which two have opened to date) and eight to nine new Taco Cabana restaurants (of which three have opened to date). The amount of new restaurant expenditures in 2005 is dependent upon the completion of new restaurant construction and land purchases currently planned in the fourth quarter of 2005. Capital expenditures in 2005 also include expenditures of approximately $11 million to $13 million for the ongoing reinvestment in our three restaurant concepts for remodeling costs and capital maintenance expenditures and approximately $2.0 million in other capital expenditures. In July 2005 we acquired four Taco Cabana restaurants in Texas from a franchisee for approximately $4.3 million.

Financing activities including sale/leaseback transactions. Net cash used for financing activities for the six months ended June 30, 2005 and 2004 was $1.6 million and $20.2 million, respectively. Financing activities in these periods consisted of repayments under our debt arrangements and in the first six months of 2005, the sale of one restaurant property in a sale-leaseback transaction for net proceeds of $1.1 million and in the first six months of 2004, the sale of eight restaurant properties in sale-leaseback transactions for net proceeds of $11.3 million. The net proceeds from these sales in 2004 were used to reduce outstanding debt on our senior credit facility. In the first six months of 2004 we also made voluntary principal repayments on borrowings under our senior credit facility of $24.0 million.

Indebtedness. At June 30, 2005, we had total debt outstanding of $481.0 million comprised of $180.0 million of unsecured senior subordinated notes, borrowings under our term loan B facility of $218.9 million under the senior credit facility, lease financing obligations of $81.1 million and capital lease obligations of $1.0 million.

Our senior credit facility provides for a revolving credit facility under which we may borrow up to $50.0 million (including a sub limit of up to $20.0 million for letters of credit and up to $5.0 million for swingline loans), a $220.0 million term loan B facility and incremental facilities (as defined in the new senior credit facility), at our option, of up to $100.0 million, subject to the satisfaction of certain conditions. At June 30, 2005, $218.9 million was outstanding under the term loan B facility and no amounts were outstanding under our revolving credit facility. After reserving $10.8 million for letters of credit guaranteed by the facility, $39.2 million was available for borrowings under our revolving credit facility at June 30, 2005. We were in compliance with the covenants under our senior credit facility as of June 30, 2005.

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

Contractual Obligations. The Company’s contractual obligations are detailed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004. As of June 30, 2005, the Company’s contractual obligations have not materially changed from December 31, 2004.

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

In connection with the preparation of this Quarterly Report on Form 10-Q, as of July 3, 2005, we carried out an evaluation, with the participation of the Chief Executive Officer and Chief Financial Officer, as well as other key members of our management, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). In the evaluation, we considered the restatement of our financial statements as discussed in detail in Note 3 to the Consolidated Financial Statements in Part I—Item 1. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as a result of the material weakness described below, our disclosure controls and procedures were ineffective as of July 3, 2005.

A material weakness is a control deficiency, or combination of control deficiencies, that results in there being more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. As of July 3, 2005, the Company did not maintain effective controls over the preparation of the guarantor footnote disclosures. Our controls over the preparation of the guarantor footnote disclosures were not effective resulting in the improper determination of corporate general and administrative and income tax expenses for the “parent company only” and “guarantor subsidiaries” in accordance with generally accepted accounting principles. This material weakness resulted in the restatement of the Company’s guarantor financial statements for 2003 and 2002, and the unaudited first two quarters of 2004, as well as audit adjustments to the 2004 financial statements. Additionally, this control deficiency, if not corrected, could result in the material misstatement of the aforementioned accounts in the Company’s guarantor financial statements footnote that would result in material misstatements to annual or interim financial statements that would not be prevented or detected. Accordingly, management determined that this control deficiency constitutes a material weakness.

Changes in Internal Control over Financial Reporting

As reported in Item 9A of our annual report on Form 10-K for the fiscal year ended January 2, 2005 and Item 4 of our quarterly report on Form 10-Q for the three months ended April 2, 2005, we reported material weaknesses in our internal control over financial reporting related to leases and leasehold amortization, estimation of useful lives of our franchise rights and variable accounting treatment of our stock options.

In the fiscal quarter ended July 3, 2005, and through the date of this filing, we have remediated these weaknesses and have taken the following steps to improve our internal controls.

•	We have made improvements with respect to the selection and application of lease accounting policies in determining lease terms, the assignment of appropriate lives for leasehold improvements and intangible assets related to leases, and recording the acquisitions of leases with non-level rents. We have: (a) performed staff training and enhanced our management review with respect to the definition of lease term and the assignment of appropriate depreciable lives to leasehold improvements and intangible assets related to leases, and; (b) enhanced documentation procedures to ensure appropriate accounting for straight-line rent expense for any acquired businesses.

•	We implemented procedures to appropriately apply variable accounting with regards to certain stock options. In addition, all stock options were cancelled and terminated during the quarter ended July 3, 2005.

•	We improved our controls over the application of SFAS No. 142 in evaluating the amortization lives of franchise rights. We will continue to review any factors that would alter the remaining lives of our franchise rights as circumstances change.

We believe we have taken the necessary steps to remediate these material weaknesses and we will continue to monitor the effectiveness of our internal controls over financial reporting and make any further improvements to our internal controls that we believe are appropriate.

There have been no other changes in our internal control over financial reporting during our second quarter that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

CARROLS CORPORATION

Date: August 17, 2005	/s/ ALAN VITULI
(Signature)
Alan Vituli Chairman of the Board and Chief Executive Officer

Date: August 17, 2005	/s/ PAUL R. FLANDERS
(Signature)
Paul R. Flanders Vice President – Chief Financial Officer and Treasurer