Form 10-K/A
period 2005-01-02
CARROLS CORP
filed 2006-06-30
CIK 17927

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act, (Check one):

Large accelerated filer  ☐            Accelerated filer  ☐            Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐    No  ☒

The number of shares outstanding of the registrant’s common stock as of July 19, 2005 is 10.

DOCUMENTS INCORPORATED BY REFERENCE

None

EXPLANATORY NOTE

This Annual Report on Form 10-K/A (“Form 10-K/A”) is being filed as Amendment No. 1 to our Annual Report on Form 10-K for the fiscal year ended January 2, 2005 (“2004 Form 10-K”), which was originally filed with the Securities and Exchange Commission (“SEC”) on July 29, 2005. We are filing this Form 10-K/A to restate our consolidated financial statements for the 2004, 2003 and 2002 fiscal years to: (1) correct our accounting for the depreciation of assets and recording of interest expense associated with sale-leaseback transactions accounted for under the financing method; (2) record twelve real estate transactions as financing transactions as required under SFAS No. 98 rather than as sale-leaseback transactions as previously reported; (3) correct deferred taxes associated with certain previously acquired long-lived assets and liabilities; (4) record proceeds from qualifying sale-leaseback transactions as an investing activity in the statements of cash flows rather than as a financing activity as previously reported; and (5) reflect the impact of changes in accounts payable related to the acquisition of property, plant and equipment as a non-cash item in the statements of cash flows.

Refer to Note 2 to the consolidated financial statements in this Form 10-K/A for additional information on these current restatements.

This Form 10-K/A amends and restates only certain information in the following sections as a result of the current restatements described above:

Part I —Introductory Paragraphs and Item 1. Business;

Part II—Item 6. Selected Financial Data;

Part II—Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations;

Part II—Item 8. Financial Statements and Supplementary Data;

Part II—Item 9A. Controls & Procedures; and

Part III—Item 15. Exhibits and Financial Statement Schedules.

In addition, we are also including currently dated Sarbanes Oxley Act Section 302 and Section 906 certifications of the Chief Executive Officer and Chief Financial Officer that are attached to this Form 10-K/A as Exhibits 31.1, 31.2, 32.1 and 32.2.

For the convenience of the reader, this Form 10-K/A sets forth the entire Form 2004 10-K. However, this Form 10-K/A only amends and restates the Items described above to reflect the effects of the restatement and no attempt has been made to modify or update other disclosures presented in our 2004 Form 10-K. Accordingly, except for the foregoing amended information, this Form 10-K/A continues to speak as of July 29, 2005 (the original filing date of the 2004 Form 10-K), and does not reflect events occurring after the filing of our 2004 Form 10-K and does not modify or update those disclosures affected by subsequent events. Forward looking statements made in the 2004 Form 10-K have not been revised to reflect events, results or developments that have become known to us after the date of the original filing (other than the current restatements described above), and such forward looking statements should be read in their historical context. Unless otherwise stated, the information in this Form 10-K/A not affected by such current restatements is unchanged and reflects the disclosures made at the time of the original filing.

Throughout this Annual Report on Form 10-K/A, we refer to Carrols Corporation, a Delaware corporation incorporated in 1968, as “Carrols” and, together, with its consolidated operations, as “we”, “our” and “us” unless otherwise indicated. Any reference to “Carrols Holdings” or “Holdings” refers to our sole stockholder and corporate parent, Carrols Holdings Corporation, a Delaware corporation, unless otherwise indicated.

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

We use the terms “Segment EBITDA” and “Segment EBITDA margin” in our 2004 Annual Report on Form 10-K/A because we believe they are useful financial indicators for measuring segment operating results. Segment EBITDA may not be necessarily comparable to other similarly titled captions of other companies due to differences in methods of calculation.

PART I

This 2004 Annual Report on Form 10-K/A contains statements which constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Statements that are predictive in nature or that depend upon or refer to future events or conditions are forward-looking statements. These statements are often identified by the words “may,” “might,” “will,” “should,” “anticipate,” “believe,” “expect,” “intend,” “estimate,” “hope” or similar expressions. In addition, expressions of our strategies, intentions or plans are also forward looking statements. These statements reflect management’s current views with respect to future events and are subject to risks and uncertainties, both known and unknown. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their date. There are important factors that could cause actual results to differ materially from those in forward-looking statements, many of which are beyond our control. Investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements. We have identified significant factors that could cause actual results to differ materially from those stated or implied in the forward-looking statements. For more information, please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Risk Factors.” We believe important factors that could cause actual results to differ materially from our expectations include the following, in addition to other risks and uncertainties discussed herein:

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

In this Annual Report on Form 10-K/A, we refer to information, forecasts and statistics regarding the restaurant industry. Unless otherwise indicated, all restaurant industry data in this Annual Report on Form 10-K/A refers to the U.S. restaurant industry and is taken from or based upon the Technomic Information Services (Technomic) 2005 report entitled “2005 Technomic Top 500 Chain Restaurant Report.” In this Annual Report on Form 10-K/A we also refer to information, forecasts and statistics from the U.S. Census Bureau, U.S. Bureau of Labor Statistics and Burger King Corporation, or BKC.

Unless otherwise indicated, information regarding BKC in this Annual Report on Form 10-K/A has been made publicly available by BKC. We believe that all of these sources are reliable, but we have not independently verified any of this information and cannot guarantee its accuracy or completeness. The information and statistics we have used from Technomic reflect rounding adjustments.

Restatements

Current Restatement

Lease Financing Obligations

We reviewed our accounting with respect to the depreciation of assets and recording of interest expense associated with lease financing obligations related to sale-leaseback transactions required to be accounted for under the financing method. Under the financing method, the assets subject to these obligations remain on the consolidated balance sheet at their historical costs and continue to be depreciated over their useful lives; the proceeds we received from the transaction are recorded as a lease financing obligation and the lease payments are applied as payments of principal and/or interest.

We previously considered the land and building as a single asset and depreciated this asset (both land and building) over a depreciable life that was deemed to be the 20-year primary lease term of the underlying obligation. We have concluded that our prior accounting was in error and that the portion of the asset representing land should not be depreciated and the depreciation of the building portion of this asset should continue using its original estimated useful life rather than the term of the underlying obligation. The effect of this restatement resulted in a reduction of depreciation expense of $2.0 million in each of the years ended December 31, 2004, 2003 and 2002 and an increase to net income of $1.2 million, $1.2 million and $1.4 million in 2004, 2003 and 2002, respectively.

Historically, we allocated the related lease payments between interest and principal using an interest rate that would fully amortize the lease financing obligation by the end of the primary lease term. Due to the change in depreciation described above, the assets subject to the lease financing obligations will have a net book value at the end of the primary lease term, primarily for the land portion. To prevent the recognition of a non-cash loss or negative amortization of the obligation through the end of the primary lease term, it was necessary to reevaluate the selection of interest rates, which included our incremental borrowing rate, and to adjust the rates used to amortize the lease financing obligations so that a lease obligation equal to or greater than the unamortized asset remained at the end of the primary lease term. The effect of this restatement resulted in an increase in interest expense and decrease in net income related to the lease financing obligations of $2.7 million and $1.7 million in 2004, $2.5 million and $1.5 million in 2003 and $2.3 million and $1.1 million in 2002, respectively.

These restatements also resulted in an increase in the land and buildings subject to lease financing obligations of $11.4 million and an increase in lease financing obligations of $14.6 million at December 31, 2004.

We also reviewed previously reported sale-leaseback transactions and determined twelve additional real estate transactions were required to be recorded as financing transactions under SFAS No. 98 “Accounting for Leases” (“SFAS No. 98”) due to certain forms of continuing involvement. The impact of this restatement is to keep the assets subject to such leases on the Company’s balance sheet and to record the proceeds we received from these transactions (including the gains previously deferred) as lease financing obligations. This restatement also affects our operating results by increasing the depreciation expense for buildings subject to these transactions and recharacterizing the lease payments, previously reported as rent expense for these restaurants, as interest expense and principal repayments on the related financing obligations.

The effect of this restatement (a) for the years ended December 31, 2004, 2003 and 2002 was to (i) reduce rent expense, by $1.1 million, $0.6 million, and $0.3 million, respectively; (ii) increase depreciation expense by $0.4 million, $0.2 million and $0.1 million, respectively and (iii) increase interest expense by $1.3 million, $0.7 million and $0.3 million, respectively; (iv) reduce net income by $0.4 million, $0.2 million and $0.1 million, respectively; and (b) at December 31, 2004 and 2003, to (i) increase the net book value of the land and buildings subject to lease financing obligations by $9.5 million and $6.6 million, respectively, (ii) reduce deferred income-sale/leaseback of real estate by $3.0 million and $2.2 million, respectively, and (iii) increase lease financing obligations by $14.7 million and $10.2 million, respectively.

The net effect of the above current restatements was to decrease net income $0.9 million, $0.5 million and $0.2 million for the years ended December 31, 2004, 2003 and 2002, respectively.

Deferred Taxes

We also reviewed deferred taxes recorded for certain long-lived assets and liabilities that were previously acquired in business combinations and the related differences between the income tax bases and the financial reporting bases of these assets and liabilities and determined that the deferred taxes recorded at the acquisition dates were incorrect. The result of these restatements was to decrease goodwill and deferred tax liabilities by $2.1 million in the aggregate related to our 2000 acquisition of Taco Cabana and to increase goodwill and deferred tax liabilities by $0.6 million related to our 1998 acquisition of Pollo Tropical. This restatement also cumulatively decreased goodwill amortization expense $0.1 million for periods prior to 2002.

Statements of Cash Flows

The Company has corrected its previously issued financial statements to reflect the proceeds from qualifying sale-leaseback transactions within investing activities rather than as financing activities as previously reported in the statements of cash flows. For the years ended December 31, 2004, 2003 and 2002, proceeds from qualifying sale-leaseback transactions included in the accompanying consolidated financial statements were $11.0 million, $44.2 million and $8.4 million, respectively. We have also restated our consolidated statements of cash flows for the years ended December 31, 2004, 2003 and 2002 to reflect the impact of changes in accounts payable related to the acquisition of property and equipment as a non-cash item as required under SFAS No. 95.

See Note 2 to the Consolidated Financial Statements included elsewhere in the Annual Report on Form 10-K/A for a complete discussion of the restatements, “Selected Financial Data” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. Amounts affected by these restatements that appear in this Annual Report on Form 10-K/A have also been restated.

Previous Restatement

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

Upon such review, we restated our financial statements for the years ended December 31, 2003 and 2002 and the unaudited quarterly financial information for 2003 and the first three quarters of 2004 to correct errors in our lease accounting. Specifically, we revised our lease term for purposes of lease classification and calculating straight-line rent expense to only include renewal options that are reasonably assured of exercise because an economic penalty, as defined under Statement of Financial Accounting Standards No. 13, “Accounting for Leases”, (“SFAS 13”) would be incurred in the event of non-renewal. We also revised our useful lives of leasehold improvements to the shorter of their economic lives or the lease term as defined in SFAS 13. The primary impact of the restatement was to accelerate depreciation of buildings on leased land and leasehold improvements made subsequent to the lease inception date. The restatement also reduced the lives of intangible assets related to leases. The aggregate effect of these adjustments at December 31, 2004 was a reduction of the net book value of leasehold improvements of $13.8 million and a reduction of the net book value of intangible assets related to leases of $3.8 million.

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

Accounting for Franchise Rights

During the current year, we also reviewed our accounting policies for the amortization of franchise rights, intangible assets pertaining to our acquisitions of Burger King restaurants, and determined that we made an error in the assessment of their remaining useful lives, as part of our adoption of SFAS No. 142, “Goodwill and Other Intangible Assets”, (“SFAS 142”). As of January 1, 2002, amounts allocated to franchise rights for each acquisition are now amortized prospectively from that date using the straight-line method over the remaining average term of the acquired franchise agreements at January 1, 2002, plus one twenty-year renewal period. Previously, we amortized the amounts allocated to franchise rights over periods ranging from twenty to forty years.

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

Accounting for Guarantor Financial Statements

In addition, we have restated our financial statements to correct the disclosure related to the Company and its subsidiaries who guarantee certain of the Company’s securities as of December 31, 2003 and for the years ended December 31, 2003 and 2002 to reflect the allocation of corporate costs and in addition, for the year ended December 31, 2003, the calculation of income tax expense applicable to the Guarantor Subsidiaries. See Note 17 to the Consolidated Financial Statements.

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

Hispanic Brands

We acquired Pollo Tropical, Inc. in July 1998 and acquired Taco Cabana, Inc. in December 2000. Our Hispanic Brands combine the convenience of quick-service restaurants with the menu variety, use of fresh ingredients, upscale decor and food quality of casual dining. As of December 31, 2004, our Hispanic Brands were comprised of 189 company-owned and 31 franchised restaurants and accounted for 47.0% of our revenues for the year ended December 31, 2004. Due primarily to the acquisition of Taco Cabana in late 2000, total revenues for our Hispanic brands have increased from $95.6 million in 2000 to $328.0 million in 2004. During this time frame total combined segment EBITDA for our two Hispanic Brand segments has increased from $21.7 million in 2000 to $58.0 million in 2004.

Taco Cabana

Taco Cabana restaurants combine fresh, high-quality Tex-Mex and traditional Mexican style food in a festive setting with the convenience and value of quick-service restaurants. Menu items include sizzling fajitas, quesadillas, enchiladas, other Tex-Mex dishes, fresh-made flour tortillas, frozen margaritas and beer. Most menu items are made fresh daily in each of our Taco Cabana restaurants. Taco Cabana pioneered the Mexican patio café concept with its first restaurant in San Antonio, Texas in 1978. As of December 31, 2004, we owned and operated 126 Taco Cabana restaurants located in Texas, Oklahoma and New Mexico and franchised seven Taco Cabana restaurants in Texas, New Mexico and Georgia. For the year ended December 31, 2004, Taco Cabana generated total revenues of $202.9 million and segment EBITDA of $30.1 million. In addition, for 2004, our company- owned Taco Cabana restaurants generated average annual sales per restaurant of $1.6 million, which we believe is among the highest in the quick-casual segment, and average segment EBITDA per restaurant of $243,000.

Pollo Tropical

Pollo Tropical restaurants combine high quality distinctive menu items and an inviting tropical setting with the convenience and value of quick-service restaurants. Our Pollo Tropical restaurants feature fresh grilled chicken marinated in a proprietary blend of tropical fruit juices and spices and authentic “made from scratch” side dishes. Our menu also features other items including roast pork, a line of premium sandwiches and grilled ribs offered with a selection of sauces. Most menu items are made fresh daily in each of our Pollo Tropical restaurants. Pollo Tropical opened its first company-owned restaurant in 1988 in Miami. As of December 31, 2004, we owned and operated a total of 63 Pollo Tropical restaurants, 54 of which were located in south Florida and nine of which are located in central Florida. We also franchised 24 Pollo Tropical restaurants as of December 31, 2004, 20 of which were located in Puerto Rico, three in Ecuador and one in Miami. Since our acquisition of Pollo Tropical, we have expanded the brand by 75% by opening 27 new restaurants. For the year ended December 31, 2004, our company-owned Pollo Tropical restaurants generated total revenues of $125.1 million and segment EBITDA of $27.9 million. In addition, for 2004, our company-owned Pollo Tropical restaurants generated average annual sales per restaurant of $2.0 million, which we believe is among the highest in the quick-casual segment, and average segment EBITDA per restaurant of $463,000.

Burger King

Burger King is one of the largest hamburger restaurant chains in the world and we are the largest Burger King franchisee. Burger King restaurants feature the popular flame-broiled WHOPPER® sandwich as well as hamburgers and other sandwiches, fries, salads, breakfast items and other offerings typically found in quick-service hamburger restaurants. As of December 31, 2004, we operated 348 Burger King restaurants located in 13 Northeastern, Midwestern and Southeastern states. For the year ended December 31, 2004, our Burger King restaurants generated total revenues of $369.8 million and segment EBITDA of $36.6 million. In addition, for 2004, our Burger King restaurants generated average annual sales per restaurant of $1.0 million and average segment EBITDA per restaurant of $104,000.

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

Stable and Diversified Cash Flows. We believe that the stability of our operating cash flows is due to the proven success of our quick-casual and quick-service restaurant concepts, the high degree of customer awareness of our brands and our consistent focus on efficient and effective restaurant operations. Over the past five years, net cash provided from operating activities has ranged from $46.3 million to $59.2 million and averaged $51.2 million. We also believe that multiple concepts operating in diverse geographic areas enable us to capitalize on regions that have rapidly growing populations and to further reduce our dependence on the economic performance of any one particular region or restaurant concept. Taco Cabana, with its quick-casual restaurants primarily located in Texas, and Pollo Tropical, with its quick-casual restaurants primarily located in Florida, have provided us with geographic, brand and concept diversity. In addition, our Burger King restaurants are geographically dispersed over 13 states in the Northeast, Southeast and Midwest regions.

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

Pollo Tropical Restaurants

Our Pollo Tropical quick-casual restaurants combine high quality, distinctive menu items and an inviting tropical setting with the convenience and value of quick-service restaurants. Pollo Tropical restaurants offer a unique selection of food items reflecting tropical and Caribbean influences and feature grilled fresh chicken marinated in a proprietary blend of tropical fruit juices and spices. Chicken is grilled in view of our customers on large, open-flame grills. Pollo Tropical also features additional menu items such as roast pork, a line of “TropiChops®” (a bowl containing rice, black beans, chicken or pork), a line of premium sandwiches and grilled ribs that feature a selection of sauces. We also feature an array of distinctive and popular side dishes, including black beans and rice, yucatan fries and sweet plantains, as well as more traditional menu items such as french fries, corn and tossed and caesar salads. We also offer uniquely Hispanic desserts, such as flan and tres leches.

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

In addition to the initial franchise fee, we generally pay to BKC a monthly royalty of 3 1/2% of the gross revenues from our Burger King restaurants. For a more detailed explanation of the franchise fees see ”—Franchise Fees and Early Successor Program” below. We also contribute 4% of restaurant sales from our Burger King restaurants to fund BKC’s national and regional advertising. BKC engages in substantial national and regional advertising and promotional activities and other efforts to maintain and enhance the Burger King brand. We supplement from time to time BKC’s marketing with local advertising and promotional campaigns. See “—Advertising and Promotion.”

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

ITEM 6. SELECTED FINANCIAL DATA

Restatements

Current Restatement

Lease Financing Obligations

We reviewed our accounting with respect to the depreciation of assets and recording of interest expense associated with lease financing obligations related to sale-leaseback transactions required to be accounted for under the financing method. Under the financing method, the assets subject to these obligations remain on the consolidated balance sheet at their historical costs and continue to be depreciated over their useful lives; the proceeds we received from the transaction are recorded as a lease financing obligation and the lease payments are applied as payments of principal and/or interest.

We previously considered the land and building as a single asset and depreciated this asset (both land and building) over a depreciable life that was deemed to be the 20-year primary lease term of the underlying obligation. We have concluded that our prior accounting was in error and that the portion of the asset representing land should not be depreciated and the depreciation of the building portion of this asset should continue using its original estimated useful life rather than the term of the underlying obligation. The effect of this restatement resulted in a reduction of depreciation expense of $2.0 million in each of the years ended December 31, 2004, 2003 and 2002 and an increase to net income of $1.2 million, $1.2 million and $1.4 million in 2004, 2003, and 2002, respectively.

Historically, we allocated the related lease payments between interest and principal using an interest rate that would fully amortize the lease financing obligation by the end of the primary lease term. Due to the change in depreciation described above, the assets subject to the lease financing obligations will have a net book value at the end of the primary lease term, primarily for the land portion. To prevent the recognition of a non-cash loss or negative amortization of the obligation through the end of the primary lease term, it was necessary to reevaluate the selection of interest rates, which included our incremental borrowing rate, and to adjust the rates used to amortize the lease financing obligations so that a lease obligation equal to or greater than the unamortized asset remained at the end of the primary lease term. The effect of this restatement resulted in an increase in interest expense and decrease in net income related to the lease financing obligations of $2.7 million and $1.7 million in 2004, $2.5 million and $1.5 million in 2003 and $2.3 million and $1.1 million in 2002, respectively.

These restatements also resulted in an increase in the land and buildings subject to lease financing obligations of $11.4 million and an increase in lease financing obligations of $14.6 million at December 31, 2004.

We also reviewed previously reported sale-leaseback transactions and determined twelve additional real estate transactions were required to be recorded as financing transactions under SFAS No. 98 “Accounting for Leases” (“SFAS No. 98”) due to certain forms of continuing involvement. The impact of this restatement is to keep the assets subject to such leases on the Company’s balance sheet and to record the proceeds we received from these transactions (including the gains previously deferred) as lease financing obligations. This restatement also affects our operating results by increasing the depreciation expense for buildings subject to these transactions and recharacterizing the lease payments, previously reported as rent expense for these restaurants, as interest expense and principal repayments on the related financing obligations.

The effect of this restatement (a) for the years ended December 31, 2004, 2003 and 2002 was to (i) reduce rent expense, by $1.1 million, $0.6 million, and $0.3 million, respectively; (ii) increase depreciation expense by $0.4 million, $0.2 million and $0.1 million, respectively, (iii) increase interest expense by $1.3 million, $0.7 million and $0.3 million, respectively; and (iv) reduce net income by $0.4 million, $0.2 million and $0.1 million, respectively; and (b) at December 31, 2004 and 2003, to (i) increase the net book value of the land and buildings subject to lease financing obligations by $9.5 million and $6.6 million, respectively, (ii) reduce deferred income-sale/leaseback of real estate by $3.0 million and $2.2 million, respectively, and (iii) increase lease financing obligations by $14.7 million and $10.2 million, respectively.

The net effect of the above current restatements was to decrease net income $0.9 million, $0.5 million and $0.2 million for the years ended December 31, 2004, 2003 and 2002, respectively.

Deferred Taxes

We also reviewed deferred taxes recorded for certain long-lived assets and liabilities that were previously acquired in business combinations and the related differences between the income tax bases and the financial reporting bases of these assets and liabilities and determined that the deferred taxes recorded at the acquisition dates were incorrect. The result of these restatements was to decrease goodwill and deferred tax liabilities by $2.1 million in the aggregate related to our 2000 acquisition of Taco Cabana and to increase goodwill and deferred tax liabilities by $0.6 million related to our 1998 acquisition of Pollo Tropical. This restatement also cumulatively decreased goodwill amortization expense $0.1 million for periods prior to 2002.

Statements of Cash Flows

The Company has corrected its previously issued financial statements to reflect the proceeds from qualifying sale-leaseback transactions within investing activities rather than as financing activities as previously reported in the statements of cash flows. For the years ended December 31, 2004, 2003 and 2002, proceeds from qualifying sale-leaseback transactions included in the accompanying consolidated financial statements were $11.0 million, $44.2 million and $8.4 million, respectively. We have also restated our consolidated statements of cash flows for the years ended December 31, 2004, 2003 and 2002 to reflect the impact of changes in accounts payable related to the acquisition of property and equipment as a non-cash item as required under SFAS No. 95.

See Note 2 to the Consolidated Financial Statements included elsewhere in the Annual Report on Form 10-K/A for a complete discussion of the restatements, “Selected Financial Data” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. Amounts affected by these restatements that appear in this Annual Report on Form 10-K/A have also been restated.

Previous Restatement

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

Upon such review, we restated our financial statements for the years ended December 31, 2003 and 2002 and the unaudited quarterly financial information for 2003 and the first three quarters of 2004 to correct errors in our lease accounting. Specifically, we revised our lease term for purposes of lease classification and calculating straight-line rent expense to only include renewal options that are reasonably assured of exercise because an economic penalty, as defined under Statement of Financial Accounting Standards No. 13, “Accounting for Leases”, (“SFAS 13”) would be incurred in the event of non-renewal. We also revised our useful lives of leasehold improvements to the shorter of their economic lives or the lease term as defined in SFAS 13. The primary impact of the restatement was to accelerate depreciation of buildings on leased land and leasehold improvements made subsequent to the lease inception date. The restatement also reduced the lives of intangible assets related to leases. The aggregate effect of these adjustments at December 31, 2004 was a reduction of the net book value of leasehold improvements of $13.8 million and a reduction of the net book value of intangible assets related to leases of $3.8 million.

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

Accounting for Franchise Rights

During the current year, we also reviewed our accounting policies for the amortization of franchise rights, intangible assets pertaining to our acquisitions of Burger King restaurants, and determined that we made an error in the assessment of their remaining useful lives, as part of our adoption of SFAS No. 142, “Goodwill and Other Intangible Assets”, (“SFAS 142”). As of January 1, 2002, amounts allocated to franchise rights for each acquisition are now amortized prospectively from that date using the straight-line method over the remaining average term of the acquired franchise agreements at January 1, 2002, plus one twenty-year renewal period. Previously, we amortized the amounts allocated to franchise rights over periods ranging from twenty to forty years.

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

Accounting for Guarantor Financial Statements

In addition, we have restated our financial statements to correct the disclosure related to the Company and its subsidiaries who guarantee certain of the Company’s securities as of December 31, 2003 and for the years ended December 31, 2003 and 2002 to reflect the allocation of corporate costs and in addition, for the year ended December 31, 2003, the calculation of income tax expense applicable to the Guarantor Subsidiaries. See Note 17 to the Consolidated Financial Statements.

The following summary of selected financial data has been revised to reflect these restatements. See Note 2 to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K/A for the original and current restatement adjustments for the years ended 2002, 2003 and 2004.

The following table sets forth our selected consolidated financial data derived from our restated consolidated financial statements for each of the fiscal years ended December 31, 2000, 2001, 2002, 2003 and 2004. The information in the following table should be read together with our consolidated financial statements and accompanying notes as of December 31, 2003 and 2004, and for the years ended December 31, 2002, 2003 and 2004, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. Our acquisition of Taco Cabana was completed in late 2000 and, as a result, our financial data as of and for the year ended December 31, 2000 include the results of operations for Taco Cabana since December 20, 2000.

	Year Ended December 31,
	(Restated) 2000(1)	(Restated) 2001(1)	(Restated) 2002(1)	(Restated) 2003(1)	(Restated) 2004(1)
	(Dollars in thousands)
Statements of operations data:
Revenues:
Restaurant sales	$465,862	$654,710	$655,545	$643,579	$696,343
Franchise royalty revenues and fees	1,039	1,579	1,482	1,406	1,536

Total revenues	466,901	656,289	657,027	644,985	697,879

Costs and expenses:
Cost of sales	132,646	189,947	183,976	181,182	202,624
Restaurant wages and related expenses	135,787	192,918	196,258	194,315	206,732
Restaurant rent expense	24,239	31,459	30,940	31,089	34,606
Other restaurant operating expenses	61,500	86,435	87,335	89,880	92,891
Advertising expense	20,554	28,830	28,041	27,351	24,711
General and administrative (including stock-based compensation expense (income) of $614, $101, $(151), $253 and $1,818 respectively)	27,017	35,494	36,459	37,376	43,578
Depreciation and amortization	30,243	45,461	39,434	40,228	38,521
Impairment losses	135	578	1,285	4,151	1,544
Bonus to employees and director	—	—	—	—	20,860
Other expense (income) (2)	(1,365)	8,841	—	—	2,320

Total operating expenses	430,756	619,963	603,728	605,572	668,387

Income from operations	36,145	36,326	53,299	39,413	29,492
Interest expense	31,099	44,559	39,329	37,334	35,383
Loss on extinguishment of debt	575	—	—	—	8,913

Income (loss) before income taxes	4,471	(8,233)	13,970	2,079	(14,804)
Provision (benefit) for income taxes	2,412	(1,428)	4,929	741	(6,720)

Net income (loss)	$2,059	$(6,805)	$9,041	$1,338	$(8,084)

Other financial data:
Cash provided from operating activities	$49,720	$46,435	$54,194	$46,349	$59,211
Cash provided from (used for) investing activities	(190,818)	(49,156)	(46,636)	14,581	(8,489)
Cash provided from (used for) financing activities	141,909	2,414	(7,425)	(61,054)	(21,670)
Capital expenditures, excluding acquisitions	36,157	47,575	54,155	30,371	19,073
Consolidated EBITDA, as defined (3) (4)	65,158	89,418	94,018	83,792	69,557

Operating statistics:
Total number of restaurants (at end of period)	521	532	529	532	537

Taco Cabana (6):
Number of restaurants (at end of period)	117	120	116	121	126
Average number of restaurants	112.8	120.3	114.6	118.9	123.9
Revenues:
Restaurant sales	$170,315	$177,398	$174,982	$181,068	$202,506
Franchise royalty revenues and fees	376	405	429	413	435

Total revenues	170,691	177,803	175,411	181,481	202,941
Average annual sales per restaurant (7)	1,510	1,475	1,527	1,523	1,604
Segment EBITDA	25,685	26,032	27,989	24,206	30,082
Segment EBITDA margin (5)	15.0%	14.6%	16.0%	13.3%	14.8%
Change in comparable restaurant sales (8)	3.4%	1.6%	(0.2)%	(3.0)%	4.8%

	Year ended December 31,
	(Restated) 2000(1)	(Restated) 2001(1)	(Restated) 2002(1)	(Restated) 2003(1)	(Restated) 2004(1)
	(Dollars in thousands)
Pollo Tropical:
Number of restaurants (at end of period)	49	53	58	60	63
Average number of restaurants	45.6	50.4	55.6	59.4	60.3
Revenues:
Restaurant sales	$88,976	$96,437	$100,444	$109,201	$124,000
Franchise royalty revenues and fees	1,028	1,174	1,053	993	1,101

Total revenues	90,004	97,611	101,497	110,194	125,101
Average annual sales per restaurant (7)	1,951	1,913	1,807	1,838	2,018
Segment EBITDA	20,857	21,987	21,946	22,489	27,891
Segment EBITDA margin (5)	23.2%	22.5%	21.6%	20.4%	22.3%
Change in comparable restaurant sales (8)	1.7%	(0.3)%	(4.2)%	2.3%	10.6%

Burger King:
Number of restaurants (at end of period)	355	359	355	351	348
Average number of restaurants	352.1	353.3	355.6	352.2	350.9
Restaurant sales	$371,335	$380,875	$380,119	$353,310	$369,837
Average annual sales per restaurant (7)	1,055	1,078	1,069	1,003	1,054
Segment EBITDA	44,040	43,288	43,932	37,350	36,582
Segment EBITDA margin (5)	11.9%	11.4%	11.6%	10.6%	9.9%
Change in comparable restaurant sales (8)	(2.5)%	1.3%	(1.3)%	(7.2)%	2.9%

Balance sheet data (at end of period):
Total assets	$557,698	$552,884	$554,787	$499,054	$516,246
Working capital	(27,006)	(34,362)	(33,971)	(39,835)	(24,515)
Debt:
Senior and senior subordinated debt	$365,600	$368,500	$357,300	$294,100	$400,000
Capital leases and other debt	4,971	4,575	3,045	1,732	1,225
Lease financing obligations	96,139	96,660	102,738	106,808	111,715

Total debt	$466,710	$469,735	$463,083	$402,640	$512,940

Stockholder’s equity (deficit)	$5,775	$(1,030)	$8,011	$9,349	$(115,529)

(1)	The restatement adjustments affecting fiscal years 2000, 2001, 2002, 2003 and 2004 are set forth in the following table:

	Year Ended December 31,
	2000			2001
	As Previously Reported	As Previously Restated	As Currently Restated	As Previously Reported	As Previously Restated	As Currently Restated
	(Dollars in thousands)
Statements of operations data:
Restaurant rent expense	$24,187	$24,315	$24,239	$31,207	$31,531	$31,459
General and administrative expense	26,403	27,017	27,017	35,393	35,494	35,494
Depreciation and amortization	30,805	31,348	30,243	45,958	47,565	45,461
Total operating expenses	430,652	431,937	430,756	620,107	622,139	619,963
Income from operations	36,249	34,964	36,145	36,182	34,150	36,326
Interest expense	29,571	29,571	31,099	41,982	42,322	44,559
Income (loss) before income taxes	6,103	4,818	4,471	(5,800)	(8,172)	(8,233)
Provision (benefit) for income taxes	3,407	2,551	2,412	274	(1,405)	(1,428)
Net income (loss)	2,696	2,267	2,059	(6,074)	(6,767)	(6,805)

Other financial data:
Cash provided from operating activities	$50,862	$50,862	$49,720	$47,968	$47,968	$46,435
Cash provided from (used for) financing activities	140,767	140,767	141,909	881	881	2,414

Balance sheet data (at end of period):
Total assets	$557,825	$553,231	$557,698	$550,954	$546,387	$552,884
Working capital	(28,539)	(28,539)	(27,006)	(36,131)	(36,131)	(34,362)
Total debt	461,142	461,142	466,710	462,115	462,115	469,735
Stockholder’s equity (deficit)	14,962	7,298	5,775	8,888	531	(1,030)

	Year Ended December 31,
	2002			2003
	As Previously Reported	As Previously Restated	As Currently Restated	As Previously Reported	As Previously Restated	As Currently Restated
	(Dollars in thousands)
Statements of operations data:
Restaurant rent expense	$30,494	$31,187	$30,940	$31,383	$31,710	$31,089
General and administrative expense	36,610	36,459	36,459	37,123	37,376	37,376
Depreciation and amortization	41,329	41,352	39,434	41,657	42,008	40,228
Total operating expenses	605,328	605,893	603,728	607,042	607,973	605,572
Income from operations	51,699	51,134	53,299	37,943	37,012	39,413
Interest expense	36,392	36,700	39,329	33,808	34,069	37,334
Income before income taxes	15,307	14,434	13,970	4,135	2,943	2,079
Provision for income taxes	5,593	5,169	4,929	1,767	1,124	741
Net income	9,714	9,265	9,041	2,368	1,819	1,338

Other financial data:
Cash provided from operating activities	$55,964	$55,964	$54,194	$48,239	$48,239	$46,349
Cash provided from (used for) investing activities	(55,071)	(55,071)	(46,636)	(29,472)	(29,472)	14,581
Cash used for financing activities	(760)	(760)	(7,425)	(18,891)	(18,891)	(61,054)

Balance sheet data (at end of period):
Total assets	$546,296	$541,626	$554,787	$486,080	$481,386	$499,054
Working capital	(35,988)	(35,988)	(33,971)	(42,123)	(42,123)	(39,835)
Total debt	447,047	447,047	463,083	380,517	380,517	402,640
Stockholder’s equity	18,602	9,796	8,011	20,970	11,615	9,349

	Year Ended December 31, 2004
	As Previously Reported	As Restated
	(Dollars in thousands)
Statements of operations data:
Restaurant rent expense	$35,699	$34,606
Depreciation and amortization	40,180	38,521
Total operating expense	671,139	668,387
Income from operations	26,740	29,492
Interest expense	31,320	35,383
Loss before income taxes	(13,493)	(14,804)
Benefit for income taxes	(6,288)	(6,720)
Net loss	(7,205)	(8,084)

Other financial data:
Cash provided from operating activities	$62,652	$59,211
Cash used for investing activities	(20,626)	(8,489)
Cash used for financing activities	(12,974)	(21,670)

Balance sheet data (at end of period):
Total assets	$493,072	$516,246
Working capital	(27,110)	(24,515)
Total debt	483,622	512,940
Stockholder’s deficit	(112,384)	(115,529)

The previous restatement adjustments affecting fiscal years 2000, 2001, 2002 and 2003 were to accelerate the depreciation of buildings and improvements on leased land and intangible assets related to leases, increase rent expense, increase interest expense and decrease goodwill amortization due to adjustments of the purchase price allocations for the Pollo Tropical and Taco Cabana acquisitions, and to record stock-based compensation expense from variable stock awards included in general and administrative expense. The cumulative effect of these adjustments affecting periods prior to fiscal 2000 is reflected as a decrease of $7.2 million to our accumulated deficit at December 31, 1999. In addition, the restatement adjustments also include a reduction in amortization expense of Burger King franchise rights of $0.5 million for the first three quarters of 2004 and $0.8 million for each of the years ended December 31, 2003 and 2002. See Note 2 to the consolidated financial statements.

The current restatement adjustments affecting fiscal years 2000, 2001, 2002, 2003 and 2004 were to reduce depreciation expense for the land portion of lease financing obligation assets and increase interest expense on the lease financing obligations; decrease rent expense, increase interest expense and increase depreciation expense for twelve real estate transactions required to be recorded as financing transactions; reclassify proceeds from qualifying sale-leaseback transactions from a financing activity to an investing activity on the statements of cash flows; and adjust capital expenditures, net cash used for investing activities and net cash provided from operations for the change in the amount of capital expenditures included in accounts payable at the beginning and end of each year. The cumulative effect of these adjustments affecting periods prior to fiscal 2000 is reflected as a decrease of $1.3 million to our accumulated deficit at December 31, 1999. See Note 2 to the consolidated financial statements.

(2)	Other income in 2000 was from the recognition of previously deferred contractual payments received from Ameriserve Food Distribution, Inc., which was recognized upon termination of the related supply agreement in 2000. Other expense in 2001 resulted from the closure of seven Taco Cabana restaurants in the Phoenix, Arizona market and the discontinuance of restaurant development in that market. Other expense in 2004 resulted from the write off of costs incurred in connection with a registration statement on Form S-1 for an offering of Enhanced Yield Securities and senior subordinated notes by Carrols Holdings that was withdrawn on October 25, 2004. See Note 9 to the consolidated financial statements.

(3)	Consolidated EBITDA includes a charge in 2001 of $1.8 million resulting from the closure of seven Taco Cabana restaurants in the Phoenix, Arizona market and the discontinuance of restaurant development in that market. Consolidated EBITDA in 2004 has been reduced by $2.3 million for the write off of costs associated with a registration statement on Form S-1 which was withdrawn and by $20.9 million for a bonus paid to employees and a director (See Notes 9 and 11 to the consolidated financial statements).

(4)	Reconciliation of Non-GAAP Financial Measures.

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

A reconciliation of consolidated EBITDA to net cash provided from operating activities is presented below:

	Year Ended December 31,
(Dollars in thousands)	(Restated) 2000	(Restated) 2001	(Restated) 2002	(Restated) 2003	(Restated) 2004
Consolidated EBITDA, as defined	$65,158	$89,418	$94,018	$83,792	$69,557
Adjustments to reconcile Consolidated EBITDA to net cash provided from operating activities:
Loss (gain) on sale of assets	—	390	24	(386)	(176)
Interest expense	(31,099)	(44,559)	(39,329)	(37,334)	(35,383)
Amortization of deferred financing costs	791	1,527	1,528	1,540	1,527
Accretion of interest on lease financing obligations	231	521	478	443	406
Benefit (provision) for income taxes	(2,412)	1,428	(4,929)	(741)	6,720
Deferred income taxes	1,118	(3,117)	4,888	(1,156)	(6,467)
Change in operating assets and liabilities	15,933	(961)	(2,484)	191	23,027
Other expense (a)	—	1,788	—	—	—

Net cash provided from operating activities	$49,720	$46,435	$54,194	$46,349	$59,211

(a)	Reflects occupancy and other exit costs related to the closure of seven Taco Cabana restaurants in the first quarter of 2001.
(5)	Segment EBITDA margin is derived by dividing Segment EBITDA by total revenues applicable to the segment shown above.
(6)	Taco Cabana was acquired in late 2000. Average restaurants, average sales and comparable sales data for periods prior to the acquisition are presented for informational purposes only.
(7)	Average annual (52 weeks) sales per restaurant are derived by dividing restaurant sales for the applicable year by the average number of restaurants for the applicable year.
(8)	The change in comparable restaurant sales is calculated using only those restaurants that have been open since the beginning of the earliest period being compared (12 months for Burger King and 18 months for Pollo Tropical and Taco Cabana).

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

Restatements

Current Restatement

Lease Financing Obligations

We reviewed our accounting with respect to the depreciation of assets and recording of interest expense associated with lease financing obligations related to sale-leaseback transactions required to be accounted for under the financing method. Under the financing method, the assets subject to these obligations remain on the consolidated balance sheet at their historical costs and continue to be depreciated over their useful lives; the proceeds we received from the transaction are recorded as a lease financing obligation and the lease payments are applied as payments of principal and/or interest.

We previously considered the land and building as a single asset and depreciated this asset (both land and building) over a depreciable life that was deemed to be the 20-year primary lease term of the underlying obligation. We have concluded that our prior accounting was in error and that the portion of the asset representing land should not be depreciated and the depreciation of the building portion of this asset should continue using its original estimated useful life rather than the term of the underlying obligation. The effect of this restatement resulted in a reduction of depreciation expense of $2.0 million in each of the years ended December 31, 2004, 2003 and 2002 and an increase to net income of $1.2 million, $1.2 million and $1.4 million in 2004, 2003 and 2002, respectively.

Historically, we allocated the related lease payments between interest and principal using an interest rate that would fully amortize the lease financing obligation by the end of the primary lease term. Due to the change in depreciation described above, the assets subject to the lease financing obligations will have a net book value at the end of the primary lease term, primarily for the land portion. To prevent the recognition of a non-cash loss or negative amortization of the obligation through the end of the primary lease term, it was necessary to reevaluate the selection of interest rates, which included our incremental borrowing rate, and to adjust the rates used to amortize the lease financing obligations so that a lease obligation equal to or greater than the unamortized asset remained at the end of the primary lease term. The effect of this restatement resulted in an increase in interest expense and decrease in net income related to the lease financing obligations of $2.7 and $1.7 million million in 2004, $2.5 million and $1.5 million in 2003 and $2.3 million and $1.1 million in 2002, respectively.

These restatements also resulted in an increase in the land and buildings subject to lease financing obligations of $11.4 million and an increase in lease financing obligations of $14.6 million at December 31, 2004.

We also reviewed previously reported sale-leaseback transactions and determined twelve additional real estate transactions were required to be recorded as financing transactions under SFAS No. 98 “Accounting for Leases” (“SFAS No. 98”) due to certain forms of continuing involvement. The impact of this restatement is to keep the assets subject to such leases on the Company’s balance sheet and to record the proceeds we received from these transactions (including the gains previously deferred) as lease financing obligations. This restatement also affects our operating results by increasing the depreciation expense for buildings subject to these transactions and recharacterizing the lease payments, previously reported as rent expense for these restaurants, as interest expense and principal repayments on the related financing obligations.

The effect of this restatement (a) for the years ended December 31, 2004, 2003 and 2002 was to (i) reduce rent expense, by $1.1 million, $0.6 million, and $0.3 million, respectively; (ii) increase depreciation expense by $0.4 million, $0.2 million and $0.1 million, respectively, and (iii) increase interest expense by $1.3 million, $0.7 million and $0.3 million, respectively; and (iv) reduce net income by $0.4 million, $0.2 million and $0.1 million, respectively; and (b) at December 31, 2004 and 2003, to (i) increase the net book value of the land and buildings subject to lease financing obligations by $9.5 million and $6.6 million, respectively, (ii) reduce deferred income-sale/leaseback of real estate by $3.0 million and $2.2 million, respectively, and (iii) increase lease financing obligations by $14.7 million and $10.2 million, respectively.

The net effect of the above current restatements was to decrease net income $0.9 million, $0.5 million and $0.2 million for the years ended December 31, 2004, 2003 and 2002, respectively.

Deferred Taxes

We also reviewed deferred taxes recorded for certain long-lived assets and liabilities that were previously acquired in business combinations and the related differences between the income tax bases and the financial reporting bases of these assets and liabilities and determined that the deferred taxes recorded at the acquisition dates were incorrect. The result of these restatements was to decrease goodwill and deferred tax liabilities by $2.1 million in the aggregate related to our 2000 acquisition of Taco Cabana and to increase goodwill and deferred tax liabilities by $0.6 million related to our 1998 acquisition of Pollo Tropical. This restatement also cumulatively decreased goodwill amortization expense $0.1 million for periods prior to 2002.

Statements of Cash Flows

The Company has corrected its previously issued financial statements to reflect the proceeds from qualifying sale-leaseback transactions within investing activities rather than as financing activities as previously reported in the statements of cash flows. For the years ended December 31, 2004, 2003 and 2002, proceeds from qualifying sale-leaseback transactions included in the accompanying consolidated financial statements were $11.0 million, $44.2 million and $8.4 million, respectively. We have also restated our consolidated statements of cash flows for the years ended December 31, 2004, 2003 and 2002 to reflect the impact of changes in accounts payable related to the acquisition of property and equipment as a non-cash item as required under SFAS No. 95.

See Note 2 to the Consolidated Financial Statements included elsewhere in the Annual Report on Form 10-K/A for a complete discussion of the restatements, “Selected Financial Data” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. Amounts affected by these restatements that appear in this Annual Report on Form 10-K/A have also been restated.

Previous Restatement

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

Upon such review, we restated our financial statements for the years ended December 31, 2003 and 2002 and the unaudited quarterly financial information for 2003 and the first three quarters of 2004 to correct errors in our lease accounting. Specifically, we revised our lease term for purposes of lease classification and calculating straight-line rent expense to only include renewal options that are reasonably assured of exercise because an economic penalty, as defined under Statement of Financial Accounting Standards No. 13, “Accounting for Leases”, (“SFAS 13”) would be incurred in the event of non-renewal. We also revised our useful lives of leasehold improvements to the shorter of their economic lives or the lease term as defined in SFAS 13. The primary impact of the restatement was to accelerate depreciation of buildings on leased land and leasehold improvements made subsequent to the lease inception date. The restatement also reduced the lives of intangible assets related to leases. The aggregate effect of these adjustments at December 31, 2004 was a reduction of the net book value of leasehold improvements of $13.8 million and a reduction of the net book value of intangible assets related to leases of $3.8 million.

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

Accounting for Franchise Rights

During the current year, we also reviewed our accounting policies for the amortization of franchise rights, intangible assets pertaining to our acquisitions of Burger King restaurants, and determined that we made an error in the assessment of their remaining useful lives, as part of our adoption of SFAS No. 142, “Goodwill and Other Intangible Assets”, (“SFAS 142”). As of January 1, 2002, amounts allocated to franchise rights for each acquisition are now amortized prospectively from that date using the straight-line method over the remaining average term of the acquired franchise agreements at January 1, 2002, plus one twenty-year renewal period. Previously, we amortized the amounts allocated to franchise rights over periods ranging from twenty to forty years.

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

Accounting for Guarantor Financial Statements

In addition, we have restated our financial statements to correct the disclosure related to the Company and its subsidiaries who guarantee certain of the Company’s securities as of December 31, 2003 and for the years ended December 31, 2003 and 2002 to reflect the allocation of corporate costs and in addition, for the year ended December 31, 2003, the calculation of income tax expense applicable to the Guarantor Subsidiaries. See Note 17 to the Consolidated Financial Statements.

See Note 2 to the Consolidated Financial Statements appearing elsewhere in this Annual Report on Form 10-K/A for a complete discussion of the restatements. All previously reported amounts that appear in our Management’s Discussion and Analysis of Financial Condition and Results of Operations below have also been restated to report the revised amounts.

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

Results of Operations

The following table sets forth, for fiscal years 2002, 2003 and 2004, selected restated operating results of Carrols as a percentage of total restaurant sales:

	Year Ended December 31,
	Restated 2002	Restated 2003	Restated 2004
Restaurant sales:
Taco Cabana	26.7%	28.1%	29.1%
Pollo Tropical	15.3%	17.0%	17.8%
Burger King	58.0%	54.9%	53.1%

Total restaurant sales	100.0%	100.0%	100.0%
Costs and expenses:
Cost of sales	28.1%	28.2%	29.1%
Restaurant wages and related expenses	29.9%	30.2%	29.7%
Restaurant rent expense	4.7%	4.8%	5.0%
Other restaurant operating expenses	13.3%	14.0%	13.3%
Advertising expense	4.3%	4.2%	3.5%
General and administrative	5.6%	5.8%	6.3%
Income from restaurant operations	7.9%	5.9%	7.3%

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

Restaurant Sales. Total restaurant sales for 2004 increased by $52.7 million, or 8.2%, to $696.3 million from $643.6 million in 2003 due to sales increases at all three of our restaurant concepts. The extra week in fiscal 2004 resulted in an increase in total consolidated sales of $13.0 million attributable to our three restaurant concepts as follows: Taco Cabana—$3.8 million; Pollo Tropical - $2.3 million; and Burger King - $6.9 million.

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

Restaurant rent expense, as a percentage of total restaurant sales, increased to 5.0% in 2004 from 4.8% in 2003 due to sale-leaseback transactions that were completed in 2003 and 2004.

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

Segment EBITDA. Segment EBITDA is a measure of segment profit or loss reported to the chief operating decision maker for purposes of allocating resources to our segments and assessing their performance. Segment EBITDA is defined as earnings before interest, income taxes, depreciation and amortization, impairment losses, stock-based compensation expense, bonus to employees and director, other expense and loss on extinguishment of debt. Segment EBITDA for our Taco Cabana restaurant segment increased to $30.1 million in 2004 from $24.2 million in 2003. Segment EBITDA for our Pollo Tropical restaurant segment increased to $27.9 million in 2004 from $22.5 million in 2003. Segment EBITDA for our Burger King restaurant segment decreased to $36.6 million in 2004 from $37.4 million in 2003. Our fiscal year 2004 included 53 weeks. The effect of the additional week in 2004 increased segment EBITDA by $1.4 million for our Taco Cabana restaurants, $0.9 million for our Pollo Tropical restaurants and $2.1 million for our Burger King restaurants.

Depreciation and Amortization and Impairment Losses. Depreciation and amortization expense decreased to $38.5 million in 2004 from $40.2 million in 2003 due primarily to lower equipment depreciation at our Burger King restaurants. Impairment losses were $1.5 million in 2004 and were related to certain underperforming Burger King restaurants. Impairment losses were $4.2 million in 2003; $3.5 million of which were related to certain underperforming Taco Cabana restaurants and $0.7 million of which were related to certain underperforming Burger King restaurants.

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

Interest Expense. Interest expense decreased $2.0 million to $35.4 million in 2004 from $37.3 million in 2003 due primarily to lower average debt balances in 2004, offset slightly by higher effective interest rates on our floating rate debt. The average effective interest rate on all debt, excluding lease financing obligations, increased to 7.8% in 2004 from 7.2% in 2003. This increase was primarily from our senior subordinated notes comprising a greater percentage of our total outstanding debt, as a result of our principal prepayments on borrowings under our prior senior credit facility. Interest expense on lease financing obligations was $11.3 million in 2004 compared to $10.6 million in 2003.

Provision (Benefit) for Income Taxes. The effective income tax rate for 2004 was 45.4%. This rate is higher than the Federal statutory tax rate of 34% due primarily to state franchise taxes.

Net Income (Loss). As a result of the foregoing, we incurred a net loss of $8.1 million in 2004 compared to net income of $1.3 million in 2003.

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

Restaurant rent expense, as a percentage of total restaurant sales, increased slightly to 4.8% in 2003 from 4.7% in 2002 due to sale-leaseback transactions completed in 2003 and 2002.

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

Segment EBITDA. Segment EBITDA is a measure of segment profit or loss reported to the chief operating decision maker for purposes of allocating resources to our segments and assessing their performance. Segment EBITDA is defined as earnings before interest, income taxes, depreciation and amortization, impairment losses, stock-based compensation expense, bonus to employees and director, other expense and loss on extinguishment of debt. Segment EBITDA for our Taco Cabana restaurants decreased $3.8 million to $24.2 million in 2003 from $28.0 million in 2002. Segment EBITDA for our Pollo Tropical restaurants increased $0.5 million to $22.5 million in 2003 from $21.9 million in 2002. Segment EBITDA for our Burger King restaurants decreased $6.6 million to $37.4 million in 2003 from $43.9 million in 2002.

Depreciation and Amortization and Impairment Losses. Depreciation and amortization increased $0.8 in 2003 from 2002 due primarily to our capital expenditures in 2003 and in the latter part of 2002. Impairment losses were $4.2 million in 2003; $3.5 million related to certain underperforming Taco Cabana restaurants and $0.7 million which were related to certain underperforming Burger King restaurants. Impairment losses were $1.3 million in 2002; $0.3 million which were related to certain underperforming Taco Cabana restaurants and $1.0 million which were related to certain underperforming Burger King restaurants.

Interest Expense. Interest expense decreased $2.0 million to $37.3 million in 2003 from $39.3 million in 2002 due primarily to lower average debt balances in 2003, resulting primarily from the use of the net proceeds from our sale-leaseback transactions in 2003 to reduce debt under the prior senior credit facility and, to a lesser extent, lower effective interest rates on our floating rate debt. The average effective interest rate on all debt, excluding lease financing obligations, was 7.2% for 2003 compared to 7.3% in 2002. Interest expense on lease financing obligations was $10.6 million in 2003 compared to $10.2 million in 2002.

Income Taxes. The effective income tax rate for 2003 was 35.7%. This rate was higher than the federal statutory tax rate of 34% due primarily to state franchise taxes and foreign taxes. Our effective income tax rate was higher in 2003 compared to our rate in 2002 of 35.3% due to the decrease in our pretax income to $2.1 million in 2003 from $14.0 million in 2002.

Net Income. As a result of the foregoing, net income was $1.3 million in 2003 compared to $9.0 million in 2002.

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

Operating Activities. Net cash provided by operating activities for the years ended December 31, 2004, 2003 and 2002 was $59.2 million, $46.3 million and $54.2 million, respectively. Our income tax payments included in operating activities have been reduced in each of the years ended December 31, 2004, 2003 and 2002 due to the utilization of net operating loss carryforwards. As of December 31, 2004, we had $1.6 million of remaining net operating loss carryforwards for federal income tax purposes, federal alternative minimum tax credit carryforwards of $2.9 million and federal work opportunity tax credit carryforwards of $2.9 million.

Investing Activities Including Capital Expenditures and Sale-Leaseback Transactions. Net cash used for investing activities for the years ended December 31, 2004 and 2002 was $8.5 million and $46.6 million, respectively. Net cash provided from investing activities for the year ended December 31, 2003 was $14.6 million. Capital expenditures represent a major investment of cash for us, and for the years ended December 31, 2004, 2003 and 2002, were $19.1 million, $30.4 million and $54.2 million, respectively. We sold one non-operating property and an excess land parcel for total net proceeds of $1.2 million in 2004 and in 2003 we sold four non-operating properties for net proceeds of $2.7 million and a Burger King operating property for net proceeds of $1.2 million. The net proceeds from these sales were used to reduce outstanding debt under our senior credit facility.

In 2004, we sold eight restaurant properties in sale-leaseback transactions for net proceeds of $11.0 million. In 2003, we sold 31 restaurant properties in sale-leaseback transactions for net proceeds of $44.2 million. In 2002, we sold eleven restaurant properties in sale-leaseback transactions for net proceeds of $8.4 million. The net proceeds from all such sales were used to reduce outstanding debt under our senior credit facility. For 2005, we anticipate that our net proceeds from sale-leaseback transactions will range from $6.0 million to $10 million.

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

The following table sets forth our capital expenditures for the periods presented:

	Taco Cabana	Pollo Tropical	Burger King	Consolidated
	(Dollars in thousands)
Year Ended December 31, 2004:
Restaurant maintenance expenditures (1)	$2,496	$2,094	$2,913	$7,503
Restaurant remodeling expenditures	—	—	845	845
New restaurant development expenditures	4,059	4,542	1,053	9,654
Other capital expenditures	89	248	734	1,071

Total capital expenditures	$6,644	$6,884	$5,545	$19,073

Number of new restaurant openings	5	3	1	9

Year Ended December 31, 2003:
Restaurant maintenance expenditures (1)	$2,697	$2,186	$2,061	$6,944
Restaurant remodeling expenditures	121	26	3,170	3,317
New restaurant development expenditures	13,687	2,147	2,872	18,706
Other capital expenditures	322	232	850	1,404

Total capital expenditures	$16,827	$4,591	$8,953	$30,371

Number of new restaurant openings	8	2	2	12

Year Ended December 31, 2002:
Restaurant maintenance expenditures (1)	$2,144	$1,955	$4,919	$9,018
Restaurant remodeling expenditures	3,555	—	12,699	16,254
New restaurant development expenditures	11,050	7,302	9,113	27,465
Other capital expenditures	426	341	651	1,418

Total capital expenditures	$17,175	$9,598	$27,382	$54,155

Number of new restaurant openings	6	5	10	21

(1)	Excludes restaurant repair and maintenance expenses included in other restaurant operating expenses in our consolidated financial statements. For the years ended December 31, 2004, 2003 and 2002, these restaurant repair and maintenance expenses were approximately $15.7 million, $15.3 million and $15.9 million, respectively.

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

Financing Activities including December 2004 Refinancing. On December 15, 2004, we completed the private placement of $180.0 million of our notes. Concurrently, we repaid all outstanding borrowings under our prior senior secured credit facility and amended and restated such senior credit facility with a new syndicate of lenders. We received $400.0 million in total proceeds that included the issuance of the notes and term loan B borrowings of $220.0 million under the new senior credit facility. The proceeds were primarily utilized to repay borrowings outstanding under the prior senior credit facility of $74.4 million, to retire all of our 9 1/2% senior subordinated notes due 2008 (including redemption premiums) in the amount of $175.9 million, to pay a dividend to Holdings, our sole stockholder, in the amount of $116.8 million (and Holdings concurrently paid a dividend to its stockholders in the aggregate amount of $116.8 million), to pay fees and expenses related to the refinancing of $8.8 million, and to pay a bonus to employees (including management) and a director, who owned options to purchase common stock of Holdings, totaling $20.9 million including $0.6 million of payroll taxes. We also recorded an $8.9 million loss on early extinguishment of debt primarily from the write-off of previously deferred financing costs and premiums in conjunction with the retirement of the 9 1/2% senior subordinated notes.

Net cash used for financing activities for the year ended December 31, 2004, 2003 and 2002 was $21.7 million, $61.1 million and $7.4 million, respectively. Financing activities in these periods consisted primarily of borrowings and repayments under our debt arrangements and proceeds from the sales of restaurants in sale-leaseback transactions accounted for as lease financing obligations of $4.5 million, $3.6 million and $5.6 million for the years ended December 31, 2004, 2003 and 2002, respectively.

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

As a result of the original restatement of our financial statements as discussed in Note 2, we were in default under our new senior credit facility by failing to timely furnish our annual audited financial statements for fiscal year 2004 to our lenders. On May 19, 2005, we obtained a waiver of such default from our lenders that extended the time period to deliver the audited financial statements for the 2004 fiscal year as well as the financial statements for the first quarter of 2005 to July 31, 2005. While we currently anticipate delivering our first quarter financial statements by July 31, 2005, our failure to deliver the financial statements for the first quarter of 2005 by July 31, 2005 would constitute an event of default under the new senior credit facility. If such an event of default occurs under our new senior credit facility that is not waived, the lenders could cause all amounts outstanding with respect to the borrowings to be due and payable immediately which in turn would result in cross-defaults under the Indenture governing the notes. Our assets and cash flow may not be sufficient to fully repay outstanding debt if accelerated upon an event of default.

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

Contractual Obligations. The following table summarizes our contractual obligations and commitments as of December 31, 2004 (in thousands):

	Payments due by period
Contractual Obligations	Total	Less than 1 Year	1 – 3 Years	3 – 5 Years	More than 5 Years
Long-term debt obligations, including interest (1)	$592,949	$21,919	$59,467	$59,005	$452,558
Capital lease obligations, including interest (2)	1,505	534	727	193	51
Operating lease obligations	306,658	33,573	59,272	46,647	167,166
Lease financing obligations, including interest (3)	268,759	10,729	21,777	22,757	213,496

Total contractual obligations	$1,169,871	$66,755	$141,243	$128,602	$833,271

(1)	Our long-term debt obligations include $180 million of notes and $220 million of borrowings outstanding under the term loan B facility of our new senior credit facility. Interest payments on our notes of $129,713 for all years presented are included at the coupon rate of 9%. Interest payments included above totaling $63,236 for all years presented on our term loan B facility are variable in nature and have been calculated using an interest rate of 5.25% for each year (See Item 7A. Quantitative and Qualitative Disclosures about Market Risks—Interest Rate Risk).
(2)	Includes interest of $280 in total for all years presented.
(3)	Includes interest of $157,044 in total for all years presented.

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

Risk Factors

You should carefully consider the risks described below, as well as other information and data included in this Annual Report on Form 10-K/A. Any of the following risks could materially adversely affect our business, consolidated financial condition or results of operations.

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

We have a substantial amount of indebtedness. As of December 31, 2004, we had $512.9 million of outstanding indebtedness, including $220 million of indebtedness under our new senior credit facility (excluding $10.9 million of outstanding letters of credit and $39.1 million of unused availability under our new senior credit facility), $180 million of notes, $111.7 million of lease financing obligations and $1.2 million of capital leases and other debt. As a result, we are a highly leveraged company. This level of indebtedness could have important consequences, including the following:

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

As noted above, our ability to remain in compliance with agreements and covenants in our debt instruments depends upon our results of operations and may be affected by events beyond our control, including economic, financial and industry conditions. Accordingly, there can be no assurance that we will remain in compliance with those agreements and covenants. As a result of the original restatement of our financial statements as discussed in Note 2 to our Consolidated Financial Statements, we were in default under our new senior credit facility by failing to timely furnish our annual audited financial statements for fiscal year 2004 to our lenders. On May 19, 2005, we obtained a waiver of such default from our lenders that extended the time period to deliver the audited financial statements for the 2004 fiscal year as well as the financial statements for the first quarter of 2005 to July 31, 2005. Accordingly there can be no assurance that we will remain in compliance with agreements and covenants in our debt instruments. In the event of a default under our new senior credit facility or the

Indenture, the holders of the applicable indebtedness generally would be able to declare all of that indebtedness, together with accrued interest, to be due and payable. In addition, borrowings under the new senior credit facility are secured by a first priority lien on all of our assets and, in the event of a default under that facility, the lenders generally would be entitled to seize the collateral. In addition, default under one debt instrument could in turn permit lenders under other debt instruments to declare borrowings outstanding under those other instruments to be due and payable pursuant to cross default clauses. Moreover, upon the occurrence of an event of default under the new senior credit facility, the commitment of the lenders to make any further loans to us would be terminated. Accordingly, the occurrence of a default under any debt instrument, unless cured or waived, would likely have a material adverse effect on our business.

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

ITEM 9A. CONTROLS AND PROCEDURES

Restatement. As discussed in the Explanatory Note to this Form 10K/A, we have amended our Annual Report on Form 10-K for the year ended January 2, 2005 to restate our consolidated financial statements for the 2004, 2003 and 2002 fiscal years. Refer to Note 2 to the accompanying consolidated financial statements for a complete discussion of the restatement.

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

We have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report, with the participation of the Chief Executive Officer and Chief Financial Officer, as well as other key members of our management. In the evaluation, we considered the restatement of our financial statements as discussed in detail in Note 2 to the Consolidated Financial Statements in Part II-Item 15. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were ineffective as of January 2, 2005.

Material Weaknesses in Internal Control Over Financial Reporting A material weakness is a control deficiency (within the meaning of PCAOB Auditing Standard No. 2), or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Management identified the following material weaknesses in its internal control over financial reporting as of January 2, 2005:

Personnel

In conjunction with filing this Form 10-K/A, which included the restatements as discussed in Note 2 to the accompanying Consolidated Financial Statements, management concluded that the Company did not have sufficient personnel with the appropriate knowledge and expertise to identify and resolve certain complex accounting and tax matters. In addition, the Company did not perform the appropriate level of review commensurate with the Company’s financial reporting requirements to ensure the consistent execution of its responsibility in the areas of monitoring of controls, the application of U.S. generally accepted accounting policies and disclosures to support its accounting, tax and reporting functions. This material weakness contributed to certain of the material weaknesses discussed below.

Controls over Applying the Lease Financing Method, SFAS No. 98 and Lease Accounting Policies

(a) Controls over the application of the financing method required under SFAS No. 98, with respect to the depreciation of assets subject to lease financing obligations and the selection of the appropriate interest rate to apply to such financing obligations, were ineffective resulting in the failure to identify misstatements in property and equipment, lease financing obligations, deferred income-sale/leaseback transactions, depreciation expense, interest expense and rent expense.

(b) Controls to identify leases that contained provisions which constitute forms of continuing involvement requiring real estate transactions to be accounted for as financing transactions rather than as sale/leaseback transactions were ineffective. This resulted in the Company’s failure to identify misstatements in property and equipment, lease financing obligations, deferred income-sale/leaseback transactions, depreciation expense, interest expense and rent expense.

(c) Controls over the selection and application of lease accounting policies were not effective in determining lease terms for leasehold amortization periods and recording acquisitions of leases with non-level or above-market rentals which failed to identify misstatements in property and equipment, goodwill, deferred lease liability, depreciation expense, amortization expense and rent expense.

Controls Related to Acquired Intangibles and Deferred Taxes in Conjunction with Acquisitions

(a) Controls over the application of SFAS No. 142 “Accounting for Goodwill and Other Intangible Assets” (“SFAS 142”) were not effective in the evaluation of the amortization lives of franchise rights and the recording of deferred income tax liabilities related to franchise rights at the acquisition date resulting in misstatements of franchise rights, deferred income tax liabilities, income tax expense, and amortization expense.

(b) Controls related to the preparation, periodic analysis and recording of deferred taxes resulting from differences in financial reporting and tax bases of acquired assets and liabilities were not effective resulting in misstatements of deferred income tax assets and liabilities, goodwill and goodwill amortization expense as well as the related footnotes.

Controls Over Certain Financial Statement Disclosures

(a) Controls over the preparation of the guarantor footnote disclosures were not effective resulting in the improper allocation of corporate general and administrative and income tax expenses from the “parent company only” to the “guarantor subsidiaries” in accordance with generally accepted accounting principles.

(b) Controls over the preparation of the statements of cash flows were not effective resulting in (i) the improper classification of the proceeds from qualifying sale leaseback transactions as financing cash flows versus investing cash flows and (ii) the improper recording of the amount of capital expenditures and changes in accounts payable which did not exclude non-cash expenditures. These weaknesses resulted in the misstatements of the amount of net cash provided from (used for) operating activities, investing activities, financing activities and the amount of cash capital expenditures and in the changes in accounts payable.

Controls Over Stock Option Accounting

Controls over the application of variable accounting for stock option agreements that contained several dividend provisions were not effective which failed to identify a misstatement in stock-based compensation expense.

The control deficiencies described above resulted in the restatement of the Company’s consolidated financial statements for 2004, 2003 and 2002, and the unaudited quarterly financial information for 2004 and 2003, as well as audit adjustments to the 2004 consolidated financial statements. Additionally, each of these control deficiencies could result in the material misstatement of the aforementioned accounts that would result in material misstatements to annual or interim financial statements that would not be prevented or detected. Accordingly, management has determined at January 2, 2005 that each of these control deficiencies constituted material weaknesses.

Changes in Internal Control over Financial Reporting No change occurred in our internal control over financial reporting during the fourth quarter of 2004 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Remediation of Material Weaknesses. Through the date of the filing of this Form 10-K/A, we have remediated the following material weaknesses: item (c) under Controls over Applying the Lease Financing Method, SFAS No. 98 and Lease Accounting Policies; item (a) under Controls Related to Acquired Intangibles and Deferred Taxes in Conjunction with Acquisitions; item (a) under Controls Over Certain Financial Statement Disclosures; and Controls Over Stock Option Accounting, as described above and have taken the following steps to improve our internal controls.

(a)	We have made improvements with respect to the controls over leasing transactions in the application of lease accounting policies in determining lease terms, the assignment of appropriate lives for leasehold improvements and intangible assets related to leases, and recording the acquisitions of leases with non-level rents and, in that regard we have: (i) performed staff training and enhanced our management review over our procedures in determining the definition of lease term and the assignment of appropriate depreciable lives to leasehold improvements and intangible assets related to leases in accordance with U.S. generally accepted accounting principles, and; (ii) enhanced documentation procedures to ensure appropriate accounting for straight-line rent expense for any acquired businesses;

(b)	We implemented procedures to appropriately apply variable accounting with regards to certain stock options. In addition, all stock options were cancelled and terminated during the quarter ended July 3, 2005;

(c)	We improved our controls over the application of SFAS 142 in evaluating the amortization lives of franchise rights. We will continue to review any factors that would alter the remaining lives of our franchise rights as circumstances change;

(d)	We developed procedures to ensure that corporate general and administrative expenses and income tax expenses are properly allocated between the “parent company only” and “guarantor subsidiaries”; and

(e)	We have hired two senior-level finance professionals to augment the Company’s controls and procedures pertaining to financial reporting.

In addition, we plan to take the following steps to remediate the material weaknesses at January 2, 2005 identified as a result of our evaluation:

(a)	establish procedures to properly depreciate assets subject to lease financing obligations and select the appropriate interest rate to apply under financing method required by SFAS No. 98;

(b)	implement a more formalized review process including the involvement of both legal and accounting personnel to identify forms of continuing involvement in sale/leaseback transactions;

(c)	further formalize, document and enhance the procedures and analysis around the reconciliation of deferred tax balances to the underlying financial reporting and tax bases; and

(d)	hire additional accounting personnel with the appropriate expertise.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth information about our current directors, executive officers and other named officers.

Name	Age	Position
Alan Vituli	63	Chairman of the Board and Chief Executive Officer
Daniel T. Accordino	54	President, Chief Operating Officer and Director
Paul R. Flanders	48	Vice President, Chief Financial Officer, and Treasurer
Joseph A. Zirkman	45	Vice President, General Counsel and Secretary
Timothy J. LaLonde	48	Vice President, Controller
Michael A. Biviano	48	Executive Vice President - Taco Cabana
James E. Tunnessen	50	Executive Vice President - Pollo Tropical
Lewis S. Shaye	50	Chief Concept Officer
Benjamin D. Chereskin†	46	Director
Brian F. Gleason*†	38	Director
Robin P. Selati*	39	Director
Olaseni Adeyemi Sonuga	50	Director
Clayton E. Wilhite*†	59	Director

*	Current member of audit committee
†	Current member of compensation committee

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

Daniel T. Accordino has been President, Chief Operating Officer and a Director since February 1993. Before that, Mr. Accordino served as Executive Vice President—Operations from December 1986 and as Senior Vice President of Carrols from April 1984. From 1979 to April 1984, he was Vice President of Carrols responsible for restaurant operations, having previously served as our Assistant Director of Restaurant Operations. Mr. Accordino has been an employee of ours since 1972.

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

SUMMARY COMPENSATION TABLE

	Annual Compensation			Long-Term Compensation Securities Underlying Options (#)(2)	Other Compensation

Name and Principal Position	Year	Salary	Bonus(1)
Alan Vituli Chairman of the Board and Chief Executive Officer	2004	$561,000	$9,251,531	—	$—
	2003	550,008	—	—	17,000	(3)
	2002	525,000	551,250	39,045	17,000	(3)
Daniel T. Accordino President, Chief Operating Officer and Director	2004	$428,400	$4,837,852	—	$—
	2003	420,000	—	—	7,125	(3)
	2002	400,008	360,007	26,030	7,125	(3)
Michael A. Biviano Executive Vice President – Taco Cabana	2004	$244,800	$716,933	783	$—
	2003	234,231	—	1,044	—
	2002	215,000	92,020	2,610	—
Paul R. Flanders Vice President, Chief Financial Officer and Treasurer	2004	$214,200	$698,011	500	$—
	2003	210,000	—	500	—
	2002	200,004	180,004	1,900	—
Joseph A. Zirkman Vice President, General Counsel and Secretary	2004	$214,200	$656,586	500	$—
	2003	210,000	—	500	—
	2002	200,004	180,004	1,900	—

(1)	We provide bonus compensation to our executive officers based on an individual’s achievement of certain specified objectives and our achievement of specified increases in stockholder value. In January 2005, we also made a compensatory bonus distribution of approximately $20.3 million to a number of employee option holders, including our executive officers, in conjunction with the December 2004 refinancing. Bonuses earned in 2004 by Mr. Vituli, Mr. Accordino, Mr. Biviano, Mr. Flanders and Mr. Zirkman, included $8,662,481, $4,452,922, $492,377, $505,231 and $463,806, respectively, for amounts earned in conjunction with this special bonus distribution. Of the bonuses earned in 2000 by Mr. Vituli, Mr. Accordino, Mr. Flanders and Mr. Zirkman, $120,177, $108,000, $40,625 and $38,500, respectively, was subject to deferral, one-third to be paid in each of the three succeeding years provided that stockholder value was at least equal to what it was in the year that the bonus was earned. Two-thirds of the aforementioned amounts were paid in 2002 and 2003 and the final one-third was forfeited.

(2)	Reflects stock option grants for shares of Carrols Holdings common stock. In the case of Mr. Biviano, stock option grants were made under the 2001 Taco Cabana Long-Term Incentive Plan and are presented after giving effect to the combination of all of Carrols Holdings series of common stock into a single series of common stock. See “Description of Plans – Reclassification of Carrols Holdings Common Stock”. In addition, all stock option awards were cancelled and terminated effective May 3, 2005 in exchange for stock awards. See “Description of Plans – 2005 Stock Awards”.
(3)	Represents the premiums paid by us prior to July 2003 for split-dollar life insurance policies whereby Mr. Vituli and Mr. Accordino have designated beneficiaries.

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

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table summarizes the aggregate fees billed to us by our independent registered public accounting firm, PricewaterhouseCoopers LLP:

	Year Ended December 31,
	2003	2004
	(In thousands)
Audit Fees (a)	$322	$2,000
Audit-Related Fees (b)	4	507

Total Audit and Audit Related Fees	326	2,507
Tax Fees (c)	48	114
All Other Fees (d)	7	—

Total	$381	$2,621

(a)	Audit fees include services related to the audit of the Company’s annual consolidated financial statements and review of the interim quarterly consolidated financial statements. Audit fees for the year ended December 31, 2004 are amounts billed to date and are subject to finalization.
(b)	Audit-related fees for 2003 were for annual employee benefit plan audits. Audit-related fees for 2004 were substantially in connection with our refinancing transactions during 2004 and $5,000 for employee benefit plan audits.
(c)	Fees for tax services billed in 2003 and 2004 consisted of $10,000 for tax compliance in each year and $38,000 and $104,000 respectively, for tax planning and advice, which included an earnings and profits study.
(d)	Other fees for 2003 consisted of billings for actuarial services. PWC no longer provides actuarial services to the Company, effective in the third quarter of 2003.

	Year Ended December 31
	2003	2004
Percentage of Tax Planning and Advice Fees and All Other Fees to Audit Fees, Audit-Related Fees and Tax Compliance Fees	13.4%	4.1%

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

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) (1) Financial Statements

(a) (2) Financial Statement Schedules

Schedule	Description	Page
II	Valuation and Qualifying Accounts	F-41

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

(a) (3) Exhibits

EXHIBIT INDEX

Exhibit Number	Description

3.1	Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.(3)(a) to Carrols Corporation’s 1987 Annual Report on Form 10-K)

3.2	Restated By-laws (incorporated by reference to Exhibit 3.(3)(b) to Carrols Corporation’s 1986 Annual Report on Form 10-K)

3.3	Certificate of Amendment to the Restated Certificate of Incorporation of Carrols Holdings Corporation (incorporated by reference to Exhibit 3.3 to Carrols Corporation’s September 30, 2001 Quarterly Report on Form 10-Q)

3.4	Certificate of Amendment to the Restated Certificate of Incorporation of Carrols Holdings Corporation (incorporated by reference to Exhibit 3.1 to Carrols Corporation’s Form 8-K filed on November 1, 2004)

3.5	Certificate of Amendment to the Restated Certificate of Incorporation of Carrols Holdings Corporation (incorporated by reference to Exhibit 3.2 to Carrols Corporation’s Form 8-K filed on November 1, 2004)

Exhibit Number	Description

4.1	Form of Stockholders Agreement by and among Carrols Holdings Corporation, Madison Dearborn Capital Partners, L.P., Madison Dearborn Capital Partners II, L.P., Atlantic Restaurants, Inc., Alan Vituli, Daniel T. Accordino and Joseph A. Zirkman (incorporated by reference to Exhibit 10.23 to Carrols Corporation’s 1996 Annual Report on Form 10-K)

4.2	First Amendment, dated as of October 14, 2003, to Carrols Holdings Corporation Stockholders Agreement (incorporated by reference to Exhibit 4.6 to Carrols Corporation’s 2004 Annual Report on Form 10-K)

4.3	Form of Registration Agreement by and among Carrols Holdings Corporation, Atlantic Restaurants, Inc., Madison Dearborn Capital Partners, L.P., Madison Dearborn Capital Partners II, L.P., Alan Vituli, Daniel T. Accordino and Joseph A. Zirkman (incorporated by reference to Exhibit 10.24 to Carrols Corporation’s 1996 Annual Report on Form 10-K)

4.4	Registration Rights Agreement dated as of December 15, 2004, by and among Carrols Corporations, the Guarantors named therein, J.P. Morgan Securities Inc., Banc of America Securities LLC, Lehman Brothers Inc., Wachovia Capital Markets, LLC and SunTrust Capital Markets, Inc. (incorporated by reference to Exhibit 10.1 to Carrols Corporation’s Form 8-K filed on December 21, 2004)

10.1 (1)	Carrols Corporation 1996 Long Term Incentive Plan (incorporated by reference to Exhibit 10.20 to Carrols Corporation 1996 Annual Report on Form 10-K)

10.2 (1)	Stock Option Agreement dated as of December 30, 1996 by and between Carrols Corporation and Alan Vituli (incorporated by reference to Exhibit 10.21 to Carrols Corporation 1996 Annual Report on Form 10-K)

10.3 (1)	Stock Option Agreement dated as of December 30, 1996 by and between Carrols Corporation and Daniel T. Accordino (incorporated by reference to Exhibit 10.22 to Carrols Corporation 1996 Annual Report on Form 10-K)

10.4 (1)	Form of Second Amended and Restated Employment Agreement dated March 27, 1997 by and between Carrols Corporation and Alan Vituli (incorporated by reference to Exhibit 10.25 to Carrols Corporation’s 1996 Annual Report on Form 10-K)

10.5 (1)	Form of Second Amended and Restated Employment Agreement dated March 27, 1997 by and between Carrols Corporation and Daniel T. Accordino (incorporated by reference to Exhibit 10.26 to Carrols Corporation’s 1996 Annual Report on Form 10-K)

10.6 (1)	Form of Carrols Holdings Corporation 1996 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.27 to Carrols Corporation’s 1996 Annual Report on Form 10-K)

10.7 (1)	Form of Stock Option Agreement by and between Carrols Holdings Corporation and Alan Vituli (incorporated by reference to Exhibit 10.28 to Carrols Corporation’s 1996 Annual Report on Form 10-K)

10.8 (1)	Form of Stock Option Agreement by and between Carrols Holdings Corporation and Daniel T. Accordino (incorporated by reference to Exhibit 10.29 to Carrols Corporation’s 1996 Annual Report on Form 10-K)

10.9 (1)	Form of Unvested Stock Option Agreement by and between Carrols Holdings Corporation and Alan Vituli (incorporated by reference to Exhibit 10.30 to Carrols Corporation’s 1996 Annual Report on Form 10-K)

10.10 (1)	Form of Unvested Stock Option Agreement by and between Carrols Holdings Corporation and Daniel T. Accordino (incorporated by reference to Exhibit 10.31 to Carrols Corporation’s 1996 Annual Report on Form 10-K)

Exhibit Number	Description

10.11 (1)	Form of Unvested Stock Option Agreement by and between Carrols Holdings Corporation and Joseph A. Zirkman (incorporated by reference to Exhibit 10.32 to Carrols Corporation’s 1996 Annual Report on Form 10-K)

10.12 (1)	Carrols Holdings Corporation 1998 Directors’ Stock Option Plan (incorporated by reference to Exhibit 10.29 to Carrols Corporation Form S-4 filed on February 2, 1999)

10.13 (1)	Carrols Holdings Corporation 1998 Pollo Tropical Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to Carrols Corporation’s September 30, 1999 Quarterly Report on Form 10-Q)

10.14 (1)	Carrols Corporation Retirement Savings Plan dated April 1, 1999 (incorporated by reference to Exhibit 10.29 to Carrols Corporation’s 1999 Annual Report on Form 10-K)

10.15 (1)	Carrols Holdings Corporation 2001 Taco Cabana Long-Term Incentive Plan (incorporated by reference to Exhibit 10.25 to Carrols Corporation’s 2002 Annual Report on Form 10-K)

10.16 (1)	Carrols Corporation and Subsidiaries Deferred Compensation Plan dated January 1, 2002 (incorporated by reference to Exhibit 10.26 to Carrols Corporation’s March 31, 2002 Quarterly Report on Form 10-Q)

10.17 (1)	Extension of Employment Agreement dated March 27, 2002 by and between Carrols Corporation and Alan Vituli (incorporated by reference to Exhibit 10.27 to Carrols Corporation’s June 30, 2002 Quarterly Report on Form 10-Q)

10.18 (1)	Extension of Employment Agreement dated March 27, 2002 by and between Carrols Corporation and Daniel T. Accordino (incorporated by reference to Exhibit 10.28 to Carrols Corporation’s June 30, 2002 Quarterly Report on Form 10-Q)

10.19 (1)	Carrols Corporation Retirement Savings Plan July 1, 2002 Restatement (incorporated by reference to Exhibit 10.29 to Carrols Corporation’s September 29, 2002 Quarterly Report on Form 10-Q)

10.20 (1)	Addendum incorporating EGTRRA Compliance Amendment to Carrols Corporation Retirement Savings Plan dated September 12, 2002 (incorporated by reference to Exhibit 10.30 to Carrols Corporation’s September 29, 2002 Quarterly Report on Form 10-Q)

10.21 (1)	Carrols Corporation Change of Control Agreement dated December 27, 2002 (incorporated by reference to Exhibit 10.31 to Carrols Corporation’s 2003 Annual Report on Form 10-K)

10.22 (1)	Extension of Stock Option Awards dated March 1, 2002 by and between Carrols Holdings Corporation and Alan Vituli (incorporated by reference to Exhibit 10.32 to Carrols Corporation’s 2003 Annual Report on Form 10-K)

10.23 (1)	Extension of Stock Option Awards dated March 1, 2002 by and between Carrols Holdings Corporation and Daniel T. Accordino (incorporated by reference to Exhibit 10.33 to Carrols Corporation’s 2003 Annual Report on Form 10-K)

10.24 (1)	Extension of Stock Option Awards dated March 1, 2002 by and between Carrols Holdings Corporation and Paul Flanders (incorporated by reference to Exhibit 10.34 to Carrols Corporation’s 2003 Annual Report on Form 10-K)

10.25 (1)	Extension of Stock Option Awards dated March 1, 2002 by and between Carrols Holdings Corporation and Joseph Zirkman (incorporated by reference to Exhibit 10.35 to Carrols Corporation’s 2003 Annual Report on Form 10-K)

10.26 (1)	Extension of Stock Option Awards dated March 1, 2002 by and between Carrols Holdings Corporation and Timothy LaLonde (incorporated by reference to Exhibit 10.36 to Carrols Corporation’s 2003 Annual Report on Form 10-K)

Exhibit Number	Description

10.27 (1)	Extension of Stock Option Awards dated March 1, 2002 by and between Carrols Holdings Corporation and Michael Biviano (incorporated by reference to Exhibit 10.37 to Carrols Corporation’s 2003 Annual Report on Form 10-K)

10.28 (1)	First Amendment, dated as of January 1, 2004, to Carrols Corporation Retirement Savings Plan (incorporated by reference to Exhibit 10.35 to Carrols Corporation’s 2004 Annual Report on Form 10-K)

10.29 (1)	Carrols Holdings Corporation First Amended and Restated 1998 Pollo Tropical Long-Term Incentive Plan (incorporated by reference to Exhibit 10.37 to Carrols Corporation’s 2004 Annual Report on Form 10-K)

10.30 (1)	Extension of Employment Agreement dated November 11, 2004 by and between Carrols Corporation and Alan Vituli (incorporated by reference to exhibit 10.30 to Carrols Corporation’s 2004 Annual Report on Form 10-K)

10.31 (1)	Extension of Employment Agreement dated as of May 3, 2005 by and between Carrols Corporation and Alan Vituli (incorporated by reference to exhibit 10.31 to Carrols Corporation’s 2004 Annual Report on Form 10-K)

10.32 (1)	Extension of Employment Agreement dated November 11, 2004 by and between Carrols Corporation and Daniel T. Accordino (incorporated by reference to exhibit 10.32 to Carrols Corporation’s 2004 Annual Report on Form 10-K)

10.33 (1)	Extension of Employment Agreement dated as of May 3, 2005 by and between Carrols Corporation and Daniel T. Accordino (incorporated by reference to exhibit 10.33 to Carrols Corporation’s 2004 Annual Report on Form 10-K)

10.34 (1)	Amendment to Carrols Holdings Corporation 1998 Pollo Tropical Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to Carrols Corporation’s Form 8-K filed on November 1, 2004)

10.35 (1)	Amendment to Carrols Holdings Corporation 2001 Taco Cabana Long-Term Incentive Plan (incorporated by reference to Exhibit 10.2 to Carrols Corporation’s Form 8-K filed on November 1, 2004)

10.36	Loan Agreement dated as of December 15, 2004, by and among Carrols Corporation, JPMorgan Chase Bank N.A., Bank of America N.A., Wachovia Bank, National Association, Manufacturers and Traders Trust Company, Suntrust Bank and other lenders now or hereafter partied hereto (incorporated by reference to Exhibit 10.3 to Carrols Corporation’s Form 8-K filed on December 21, 2004)

10.37	Indenture dated as of December 15, 2004, by and among Carrols Corporation and the Bank of New York, as Trustee (incorporated by reference to Exhibit 10.2 to Carrols Corporation’s Form 8-K filed on December 21, 2004)

10.38 (1)	Form of Stock Award Agreement of Carrols Holdings Corporation dated as of May 3, 2005 (incorporated by reference to exhibit 10.38 to Carrols Corporation’s 2004 Annual Report on Form 10-K)

10.39 (1)	Form of Exchange Agreement dated as of May 3, 2005 by and between Carrols Holdings Corporation and Vituli Family Trust (incorporated by reference to exhibit 10.39 to Carrols Corporation’s 2004 Annual Report on Form 10-K)

10.40 (1)	Form of Stock Award Agreement dated as of May 3, 2005 by and between Carrols Holdings Corporation and Daniel T. Accordino (incorporated by reference to exhibit 10.40 to Carrols Corporation’s 2004 Annual Report on Form 10-K)

10.41 (1)	Form of Stock Award Agreement dated as of May 3, 2005 by and between Carrols Holdings Corporation and Clayton E. Wilhite (incorporated by reference to exhibit 10.41 to Carrols Corporation’s 2004 Annual Report on Form 10-K)

10.42 (1)	Form of Stock Award Agreement dated as of May 3, 2005 by and between Carrols Holdings Corporation and Paul Flanders (incorporated by reference to exhibit 10.42 to Carrols Corporation’s 2004 Annual Report on Form 10-K)

10.43 (1)	Form of Stock Award Agreement dated as of May 3, 2005 by and between Carrols Holdings Corporation and Joseph Zirkman (incorporated by reference to exhibit 10.43 to Carrols Corporation’s 2004 Annual Report on Form 10-K)

Exhibit Number	Description

10.44 (1)	Form of Stock Award Agreement dated as of May 3, 2005 by and between Carrols Holdings Corporation and Michael Biviano (incorporated by reference to exhibit 10.44 to Carrols Corporation’s 2004 Annual Report on Form 10-K)

21.1	List of Subsidiaries (incorporated by reference to exhibit 21.1 to Carrols Corporation’s 2004 Annual Report on Form 10-K)

31.1 (2)	Chief Executive Officer’s Certificate Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 (2)	Chief Financial Officer’s Certificate Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 (2)	Chief Executive Officer’s Certificate Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2 (2)	Chief Financial Officer’s Certificate Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Management contract or compensatory plan or arrangement identified pursuant to this report.
(2)	Filed herewith.

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

As discussed in Note 2 to the consolidated financial statements, the consolidated financial statements as of December 31, 2004 and 2003 and for the years ended December 31, 2004, 2003 and 2002 have been restated.

/s/ PricewaterhouseCoopers LLP

Syracuse, New York

July 27, 2005, except for the current restatement section of Note 2 to the consolidated financial statements as to which the date is June 29, 2006

CARROLS CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

December 31, 2004 and 2003

(in thousands of dollars)

	Restated (Note 2) 2004	Restated (Note 2) 2003
ASSETS
Current assets:
Cash and cash equivalents	$31,466	$2,414
Trade and other receivables, net of reserves of $81 and $94, respectively	2,578	1,309
Inventories	4,831	4,936
Prepaid rent	3,589	2,534
Prepaid expenses and other current assets	4,358	4,043
Refundable income taxes	3,326	—
Deferred income taxes (Note 10)	6,242	6,286

Total current assets	56,390	21,522
Property and equipment, net (Note 3)	213,489	238,168
Franchise rights, net (Note 4)	90,056	93,289
Goodwill (Note 4)	122,241	122,241
Franchise agreements, at cost less accumulated amortization of $4,954 and $4,432, respectively	6,480	6,959
Deferred income taxes (Note 10)	12,940	6,430
Other assets	14,650	10,445

Total assets	$516,246	$499,054

LIABILITIES AND STOCKHOLDER’S EQUITY (DEFICIT)
Current liabilities:
Current portion of long-term debt (Note 7)	$2,611	$14,005
Accounts payable	17,581	17,230
Accrued interest	956	1,549
Accrued payroll, related taxes and benefits	24,940	12,840
Accrued bonus to employees and director (Note 11)	20,860	—
Accrued income taxes payable	—	836
Other liabilities	13,957	14,897

Total current liabilities	80,905	61,357
Long-term debt, net of current portion (Note 7)	398,614	281,827
Lease financing obligations (Note 8)	111,715	106,808
Deferred income—sale-leaseback of real estate (Note 6)	8,585	6,652
Accrued postretirement benefits (Note 16)	3,504	2,962
Other liabilities (Note 5)	28,452	30,099

Total liabilities	631,775	489,705

Commitments and contingencies (Notes 6 and 14)

Stockholder’s equity (deficit) (Notes 11 and 12):
Common stock, par value $1; authorized 1,000 shares, issued and outstanding – 10 shares	—	—
Additional paid-in capital	(92,309)	24,485
Accumulated deficit	(23,220)	(15,136)

Total stockholder’s equity (deficit)	(115,529)	9,349

Total liabilities and stockholder’s equity (deficit)	$516,246	$499,054

The accompanying notes are an integral part of these consolidated financial statements.

CARROLS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

Years Ended December 31, 2004, 2003 and 2002

(in thousands of dollars)

	Restated (Note 2) 2004	Restated (Note 2) 2003	Restated (Note 2) 2002
Revenues:
Restaurant sales	$696,343	$643,579	$655,545
Franchise royalty revenues and fees	1,536	1,406	1,482

Total revenues	697,879	644,985	657,027

Costs and expenses:
Cost of sales	202,624	181,182	183,976
Restaurant wages and related expenses	206,732	194,315	196,258
Restaurant rent expense	34,606	31,089	30,940
Other restaurant operating expenses	92,891	89,880	87,335
Advertising expense	24,711	27,351	28,041
General and administrative (including stock-based compensation expense (income) of $1,818, $253, and $(151), respectively)	43,578	37,376	36,459
Depreciation and amortization	38,521	40,228	39,434
Impairment losses (Note 3)	1,544	4,151	1,285
Bonus to employees and director (Note 11)	20,860	—	—
Other expense (Note 9)	2,320	—	—

Total operating expenses	668,387	605,572	603,728

Income from operations	29,492	39,413	53,299
Interest expense	35,383	37,334	39,329
Loss on extinguishment of debt (Note 7)	8,913	—	—

Income (loss) before income taxes	(14,804)	2,079	13,970
Provision (benefit) for income taxes (Note 10)	(6,720)	741	4,929

Net income (loss)	$(8,084)	$1,338	$9,041

The accompanying notes are an integral part of these consolidated financial statements.

CARROLS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER’S EQUITY (DEFICIT)

Years Ended December 31, 2004, 2003 and 2002

(in thousands of dollars)

	Common Stock	Additional Paid-In- Capital	Accumulated Deficit	Total Stockholder’s Equity (Deficit)
Balance at December 31, 2001, as previously reported	$—	$24,485	$(15,597)	$8,888
Restatement adjustments (Note 2)	—	—	(9,918)	(9,918)

Balance at December 31, 2001, restated (Note 2)	—	24,485	(25,515)	(1,030)
Net income (restated)	—	—	9,041	9,041

Balance at December 31, 2002, restated (Note 2)	—	24,485	(16,474)	8,011
Net income (restated)	—	—	1,338	1,338

Balance at December 31, 2003, restated (Note 2)	—	24,485	(15,136)	9,349
Net loss (restated)	—	—	(8,084)	(8,084)
Dividends declared (Note 11)	—	(116,794)	—	(116,794)

Balance at December 31, 2004, restated (Note 2)	$—	$(92,309)	$(23,220)	$(115,529)

The accompanying notes are an integral part of these consolidated financial statements.

CARROLS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, 2004, 2003 and 2002

(in thousands of dollars)

	Restated (Note 2) 2004	Restated (Note 2) 2003	Restated (Note 2) 2002
Cash flows provided from operating activities:
Net income (loss)	$(8,084)	$1,338	$9,041
Adjustments to reconcile net income (loss) to net cash provided from operating activities:
(Gain)/loss on disposal of property and equipment	(176)	(386)	24
Stock-based compensation	1,818	253	(151)
Depreciation and amortization	38,521	40,228	39,434
Amortization of deferred financing costs	1,527	1,540	1,528
Amortization of unearned purchase discounts	(2,154)	(2,146)	(2,155)
Amortization of deferred gains from sale-leaseback transactions	(458)	(180)	(21)
Accretion of interest on lease financing obligations	406	443	478
Impairment losses	1,544	4,151	1,285
Loss on extinguishment of debt	8,913	—	—
Deferred income taxes	(6,466)	(1,156)	4,888
Changes in operating assets and liabilities:
Income taxes	(4,162)	2,089	153
Accounts payable	(2,427)	1,258	(521)
Accrued payroll, related taxes and benefits	9,666	(3,585)	2,143
Accrued bonus to employees and director	20,860	—	—
Other liabilities – current	1,762	381	(450)
Accrued interest	(593)	134	(103)
Other liabilities – long-term	(428)	475	(1,223)
Other	(858)	1,512	(156)

Net cash provided from operating activities	59,211	46,349	54,194

Cash flows (used for) provided from investing activities:
Capital expenditures:
New restaurant development	(10,408)	(18,706)	(27,465)
Lessor reimbursement	754	—	—

Net new restaurant development	(9,654)	(18,706)	(27,465)
Restaurant remodeling	(845)	(3,317)	(16,254)
Other restaurant expenditures	(7,503)	(6,944)	(9,018)
Corporate and restaurant information systems	(1,071)	(1,404)	(1,418)

Net capital expenditures	(19,073)	(30,371)	(54,155)
Properties purchased for sale-leaseback	(1,574)	(3,149)	(925)
Proceeds from sale-leaseback transactions	10,984	44,180	8,435
Proceeds from dispositions of property and equipment	1,174	3,921	9

Net cash (used for) provided from investing activities	(8,489)	14,581	(46,636)

Cash flows used for financing activities:
Payments on revolving credit facility, net	(600)	(52,200)	(2,700)
Scheduled principal payments on term loans	(10,125)	(11,000)	(8,500)
Proceeds from issuance of debt	400,000	—	—
Tender and redemption of 9 1/2% senior subordinated notes	(175,756)	—	—
Repayment of borrowings under previous credit facility	(113,375)	—	—
Financing costs associated with issuance of debt and lease financing obligations	(9,013)	(186)	(296)
Proceeds from lease financing obligations	4,500	3,625	5,600
Dividends paid	(116,794)	—	—
Payments on other notes payable, net	(117)	(847)	(978)
Principal payments on capital leases	(390)	(446)	(551)

Net cash used for financing activities	(21,670)	(61,054)	(7,425)

Net increase (decrease) in cash and cash equivalents	29,052	(124)	133
Cash and cash equivalents, beginning of year	2,414	2,538	2,405

Cash and cash equivalents, end of year	$31,466	$2,414	$2,538

Supplemental disclosures:
Interest paid on long-term debt and financing obligations	$33,994	$35,222	$37,425
Income taxes paid (refunded), net	$3,905	$(195)	$1,494
Increase (decrease) in accruals for capital expenditures	$1,153	$(127)	$—

The accompanying notes are an integral part of these consolidated financial statements.

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

Leasehold improvements are being depreciated over the shorter of their useful lives or the underlying lease term. In circumstances where an economic penalty, as defined under Statement of Financial Accounting Standards No. 13, “Accounting for Leases” (“SFAS 13”), would be presumed by not exercising one or more renewal options under the lease, the Company includes those renewal option periods when determining the lease term. For significant leasehold improvements made during the latter part of the lease term, the Company amortizes those improvements over the shorter of their useful life or an extended lease term. The extended lease term would consider the exercise of renewal options if the value of the improvements would cause a penalty to be incurred without the renewal of the option. Costs incurred for new restaurants on leased land are depreciated over the lease term, which is generally a 20-year period.

CARROLS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Years Ended December 31, 2004, 2003 and 2002

(in thousands of dollars)

Burger King Franchise Rights. For its Burger King restaurant acquisitions prior to January 1, 2002, the Company has generally allocated to franchise rights, an intangible asset, the excess of purchase price and related costs over the value assigned to the net tangible and intangible assets acquired. The Company made an assessment of remaining life of its intangible assets as part of its implementation of SFAS No. 142, “Goodwill and Other Intangible Assets”, (“SFAS 142”). As of January 1, 2002, amounts allocated to franchise rights for each acquisition are amortized using the straight-line method over the average remaining term of the acquired franchise agreements at January 1, 2002 plus one twenty year renewal period. The average remaining life of all franchise rights at January 1, 2002 was approximately 31 years.

Burger King Franchise Agreements. Fees for initial franchises and renewals are amortized using the straight-line method over the term of the agreement, which is generally twenty years.

Goodwill and indefinite-lived intangibles. Goodwill represents the excess of purchase price and related costs over the value assigned to the net tangible and identifiable intangible assets of businesses acquired. In accordance with SFAS 142 goodwill and intangible assets with indefinite lives are no longer amortized, effective January 1, 2002, but are tested at least annually for impairment. The Company performs its impairment evaluation annually at December 31.

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

Leases. Leases are accounted for in accordance with SFAS No. 13 and other related authoritative guidance. Rent expense for leases that contain scheduled rent increases is recognized on a straight-line basis over the lease term, including any option period included in the determination of the lease term. Contingent rentals are generally based upon a percentage of sales or a percentage of sales in excess of stipulated amounts and are generally not considered minimum rent payments but are recognized as rent expense when incurred.

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

Cost of Sales. The Company includes the cost of food, beverage and paper, less purchase discounts, in cost of sales.

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

CARROLS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Years Ended December 31, 2004, 2003 and 2002

(in thousands of dollars)

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

Stock-Based Compensation. At December 31, 2004, the Company had four stock-based compensation plans. All outstanding stock option awards were cancelled and terminated effective May 3, 2005 in exchange for the issuance of an identical number of shares of common stock. See Note 12 – Stockholder’s Equity, Subsequent Event. SFAS No. 123, “Accounting for Stock-Based Compensation”, (“SFAS 123”) permits entities to recognize as an expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS 123 allows entities to continue to apply the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”, (“APB 25”) and provide pro forma net income disclosures for employee stock option grants as if the fair-value-based method defined in SFAS 123 has been applied. The Company has not elected to change to the fair value-based-method of accounting for stock-based compensation and will continue applying the provisions of APB 25 and provide the pro forma disclosure provisions of SFAS No. 123.

The following table presents the Company’s pro forma net income had compensation cost been determined based upon the fair value of the stock options at the grant date consistent with the fair-value based method of SFAS 123:

	Year Ended December 31,
	Restated (Note 2) 2004	Restated (Note 2) 2003	Restated (Note 2) 2002
Net income (loss) - as reported	$(8,084)	$1,338	$9,041
Add: Stock-based employee compensation expense/(income) included in reported net income (loss), net of related tax effects (1)(2)	13,279	152	(91)
Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects (2)	(5,656)	(257)	(1,135)

Pro forma net income (loss)	$(461)	$1,233	$7,815

(1)	Amount includes compensation expense/(income) for certain stock options requiring variable accounting (see Note 12).
(2)	As a result of the December 2004 refinancing (See Note 7) in which a non-recurring dividend of $116.8 million was paid to Holdings, the equity value of the Company was reduced. In conjunction with the December 2004 refinancing, the Company also approved a compensatory bonus payment of approximately $20.3 million to a number of employees (including management) and a director who owned options to purchase common stock on a pro rata basis in proportion to the number of shares of common stock issuable upon exercise of options owned by such persons. The Company did not modify its outstanding stock options to reflect the reduction in equity value. Therefore, this reduction has been offset against the $20.3 million bonus payment recorded for the determination of SFAS 123 compensation expense. The $20.3 million bonus payment, net of tax, has also been included in stock-based employee compensation expense included in reported net loss in the above table.

CARROLS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

CARROLS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Years Ended December 31, 2004, 2003 and 2002

(in thousands of dollars)

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

2. Restatement of Previously Issued Financial Statements

Current Restatement

Lease Financing Obligations

The Company reviewed its accounting with respect to the depreciation of assets and recording of interest expense associated with lease financing obligations related to sale-leaseback transactions required to be accounted for under the financing method. Under the financing method, the assets subject to these obligations remain on the consolidated balance sheet at their historical costs and continue to be depreciated over their useful lives; the proceeds the Company received from the transaction are recorded as a lease financing obligation and the lease payments are applied as payments of principal and/or interest.

The Company previously considered the land and building as a single asset and depreciated this asset (both land and building) over a depreciable life that was deemed to be the 20-year primary lease term of the underlying obligation. The Company has concluded that its prior accounting was in error and that the portion of the asset representing land should not be depreciated and the depreciation of the building portion of this asset should continue using its original estimated useful life rather than the term of the underlying obligation. The effect of this restatement resulted in a reduction of depreciation expense of $2.0 million in each of the years December 31, 2004, 2003 and 2002 and an increase to net income of $1.2 million, $1.2 million and $1.4 million in 2004, 2003 and 2002, respectively.

Historically, the Company allocated the related lease payments between interest and principal using an interest rate that would fully amortize the lease financing obligation by the end of the primary lease term. Due to the change in depreciation described above, the assets subject to the lease financing obligations will have a net book value at the end of the primary lease term, primarily for the land portion. To prevent the recognition of a non-cash loss or negative amortization of the obligation through the end of the primary lease term, it was necessary to reevaluate the selection of interest rates, which included the Company’s incremental borrowing rate, and to adjust the rates used to amortize the lease financing obligations so that a lease obligation equal to or greater than the unamortized asset remained at the end of the primary lease term. The effect of this restatement resulted in an increase in interest expense and decrease in net income related to the lease financing obligations of $2.7 million and $1.7 million in 2004, $2.5 million and $1.5 million in 2003 and $2.3 million and $1.1 million in 2002, respectively.

These restatements also resulted in an increase in land and buildings subject to lease financing obligations of $11.4 million and an increase in lease financing obligations of $14.6 million at December 31, 2004.

The Company also reviewed previously reported sale-leaseback transactions and determined twelve additional real estate transactions were required to be recorded as financing transactions under SFAS No. 98 “Accounting for Leases” due to certain forms of continuing involvement. The impact of this restatement is to keep the assets subject to such leases on the Company’s balance sheet and to record the proceeds the Company received from these transactions (including the gains previously deferred) as lease financing obligations. This restatement also affects our operating results by increasing the depreciation expense for buildings subject to these transactions and recharacterizing the lease payments, previously reported as rent expense for these restaurants, as interest expense and principal repayments on the related financing obligations.

The effect of this restatement (a) for the years ended December 31, 2004, 2003 and 2002 was to (i) reduce rent expense by $1.1 million, $0.6 million and $0.3 million, respectively; (ii) increase depreciation expense by $0.4 million, $0.2 million and $0.1 million, respectively; (iii) increase interest expense by $1.3 million, $0.7 million and $0.3 million, respectively; and (iv) reduce net income by $0.4 million, $0.2 million and $0.1 million, respectively; and (b) at December 31, 2004 and 2003 to (i) increase the net book value of the land and buildings subject to lease financing obligations by $9.5 million and $6.6 million, respectively, (ii) reduce deferred income-sale/leaseback of real estate by $3.0 million and $2.2 million, respectively, and increase lease financing obligations by $14.7 million and $10.2 million, respectively.

The net effect of the above current restatements was to decrease net income $0.9 million, $0.5 million and $0.2 million for the years ended December 31, 2004, 2003 and 2002, respectively.

CARROLS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Years Ended December 31, 2004, 2003 and 2002

(in thousands of dollars)

Deferred Taxes

The Company also reviewed deferred taxes recorded for certain long-lived assets and liabilities that were previously acquired in business combinations and the related differences between the income tax bases and the financial reporting bases of these assets and liabilities and determined that the deferred taxes recorded at the acquisition dates were incorrect. The result of these restatements was to decrease goodwill and deferred tax liabilities by $2.1 million in the aggregate related to our 2000 acquisition of Taco Cabana and to increase goodwill and deferred tax liabilities by $0.6 million related to our 1998 acquisition of Pollo Tropical. This restatement also cumulatively decreased goodwill amortization expense by $0.1 million for periods prior to 2002.

Statements of Cash Flows

The Company has corrected it previously issued financial statements to reflect the proceeds from qualifying sale-leaseback transactions within investing activities rather than as financing activities as previously reported in the statements of cash flows. For the years ended December 31, 2004, 2003 and 2002 proceeds from qualifying sale-leaseback transactions included in the accompanying consolidated financial statements were $11.0 million, $44.2 million and $8.4 million, respectively. The Company has also restated its consolidated statements of cash flows for the years ended December 31, 2004, 2003 and 2002 to reflect the impact of changes in accounts payable related to the acquisition of property and equipment as a non-cash item as required under SFAS No. 95.

Previous Restatement

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

Upon such review, the Company restated its financial statements for the years ended December 31, 2003 and 2002 and the unaudited quarterly financial information for 2003 and the first three quarters of 2004 to correct errors in its lease accounting. Specifically, the Company revised its lease term for purposes of lease classification and calculating straight-line rent expense to only include renewal options that are reasonably assured of exercise because an economic penalty, as defined under SFAS 13 would be incurred in the event of non-renewal. The Company also revised its useful lives of leasehold improvements to the shorter of their economic lives or the lease term as defined in SFAS 13. The primary impact of the original restatement was to accelerate depreciation of buildings on leased land and leasehold improvements made subsequent to the lease inception date. The original restatement also reduced the lives of intangible assets related to leases. The aggregate effect of these adjustments at December 31, 2004 was a reduction of the net book value of leasehold improvements of $13.8 million and a reduction of the net book value of intangible assets related to leases of $3.8 million.

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

As a result of these original restatements rent expense increased $0.1 million in the first nine months of 2004, $0.3 million in 2003 and $0.7 million in 2002.

Accounting for Franchise Rights

During the current year, the Company also reviewed its accounting policies for the amortization of franchise rights, intangible assets pertaining to the acquisitions of Burger King restaurants, and determined that it made an error in the assessment of their remaining useful lives as part of its adoption of SFAS 142. As of January 1, 2002, amounts allocated to franchise rights for each acquisition are now amortized prospectively from that date using the straight-line method over the average remaining term of the acquired franchise agreements at January 1, 2002, plus one twenty-year renewal period. Previously, the Company amortized the amounts allocated to franchise rights over periods ranging from twenty to forty years.

CARROLS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Years Ended December 31, 2004, 2003 and 2002

(in thousands of dollars)

In connection with the review of its accounting for franchise rights, the Company also determined that it understated the franchise rights and deferred tax liabilities each by $14.0 million that pertained to an acquisition of 64 Burger King restaurants in 1997.

The Company has restated its financial statements for these adjustments for the years ended December 31, 2003 and 2002 and the unaudited quarterly financial information for 2003 and the first three quarters of 2004. The effect of the original restatement was a reduction in amortization expense of $0.5 million for the first three quarters of 2004 and $0.8 million for each of the years ended December 31, 2003 and 2002.

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

Accounting for Guarantor Financial Statements

The Company has restated its financial statements to correct the disclosure related to the Company and its subsidiaries who guarantee certain of the Company’s securities as of December 31, 2003 and for the years ended December 31, 2003 and 2002 to reflect the allocation of corporate costs to conform to the current year presentation and in addition, for the year ended December 31, 2003, the calculation of income tax expense applicable to the Guarantor Subsidiaries. See Note 17.

The following table sets forth the previously reported amounts and the previously and currently restated amounts reflected in the accompanying consolidated financial statements:

	2004
	As Previously Reported	As Restated
Consolidated Balance Sheet:
Property and equipment, net	$192,530	$213,489
Goodwill	123,724	122,241
Deferred income taxes – long-term	9,307	12,940
Other assets	14,585	14,650
Total assets	493,072	516,246
Current portion of lease financing obligations	2,595	—
Total current liabilities	83,500	80,905
Lease financing obligations	79,802	111,715
Deferred income – sale-leaseback of real estate	11,584	8,585
Total liabilities	605,456	631,775
Accumulated deficit	(20,075)	(23,220)
Total stockholder’s deficit	(112,384)	(115,529)
Total liabilities and stockholder’s deficit	493,072	516,246

CARROLS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Years Ended December 31, 2004, 2003 and 2002

(in thousands of dollars)

	2003
	As Previously Reported	As Previously Restated	As Currently Restated
Consolidated Balance Sheet:
Property and equipment, net	$235,530	$222,169	$238,168
Franchise rights, net	79,189	93,289	93,289
Goodwill	123,861	123,724	122,241
Deferred income taxes – long-term	8,619	3,228	6,430
Other assets	10,400	10,495	10,445
Total assets	486,080	481,386	499,054
Accrued payroll, related taxes and benefits	11,574	12,840	12,840
Current portion of lease financing obligations	2,288	2,288	—
Total current liabilities	62,379	63,645	61,357
Lease financing obligations	82,397	82,397	106,808
Deferred income – sale-leaseback of real estate	8,841	8,841	6,652
Other liabilities	26,704	30,099	30,099
Total liabilities	465,110	469,771	489,705
Accumulated deficit	(3,515)	(12,870)	(15,136)
Total stockholder’s equity	20,970	11,615	9,349
Total liabilities and stockholder’s equity	486,080	481,386	499,054

	December 31, 2004
	As Previously Reported	As Restated
Consolidated Statements of Operations:
Restaurant rent expense	$35,699	$34,606
Depreciation and amortization	40,180	38,521
Total operating expenses	671,139	668,387
Income from operations	26,740	29,492
Interest expense	31,320	35,383
Loss before income taxes	(13,493)	(14,804)
Benefit for income taxes	(6,288)	(6,720)
Net loss	(7,205)	(8,084)

Consolidated Statements of Cash Flows:
Net loss	$(7,205)	$(8,084)
Depreciation and amortization	40,180	38,521
Amortization of deferred financing costs	1,419	1,527
Amortization of deferred gains from sale-leaseback transactions	(626)	(458)
Accretion of interest on lease financing obligations	—	406
Deferred income taxes	(6,035)	(6,466)
Net cash provided from operating activities	62,652	59,211
Net capital expenditures	(20,226)	(19,073)
Proceeds from sale-leaseback transactions	15,263	10,984
Net cash used for investing activities	(20,626)	(8,489)
Principal payments on lease financing obligations	(2,288)	—
Proceeds from lease financing obligations	—	4,500
Financing costs associated with issuance of debt and lease financing obligations	(8,792)	(9,013)
Net cash used for financing activities	(12,974)	(21,670)

CARROLS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Years Ended December 31, 2004, 2003 and 2002

(in thousands of dollars)

	December 31, 2003
	As Previously Reported	As Previously Restated	As Currently Restated
Consolidated Statements of Operations:
Restaurant rent expense	$31,383	$31,710	$31,089
General and administrative expense	37,123	37,376	37,376
Depreciation and amortization	41,657	42,008	40,228
Total operating expenses	607,042	607,973	605,572
Income from operations	37,943	37,012	39,413
Interest expense	33,808	34,069	37,334
Income before income taxes	4,135	2,943	2,079
Provision for income taxes	1,767	1,124	741
Net income	2,368	1,819	1,338

Consolidated Statements of Cash Flows:
Net income	$2,368	$1,819	$1,338
Stock-based compensation	—	253	253
Depreciation and amortization	41,657	42,008	40,228
Amortization of deferred financing costs	1,445	1,445	1,540
Amortization of deferred gains from sale-leaseback transactions	(269)	(269)	(180)
Accretion of interest on lease financing obligations	—	—	443
Deferred income taxes	(130)	(773)	(1,156)
Other liabilities – long-term	(2,259)	(3,817)	475
Net cash provided from operating activities	48,239	48,239	46,349
Proceeds from sale-leaseback transactions	47,619	47,619	44,180
Net capital expenditures	(30,244)	(30,244)	(30,371)
Net cash (used for) provided from investing activities	(29,472)	(29,472)	14,581
Financing costs associated with issuance of debt and lease financing obligations	—	—	(186)
Proceeds from lease financing obligations	—	—	3,625
Principal payments on lease financing obligations	(2,017)	(2,017)	—
Net cash used for financing activities	(18,891)	(18,891)	(61,054)

	December 31, 2002
	As Previously Reported	As Previously Restated	As Currently Restated
Consolidated Statements of Operations:
Restaurant rent expense	$30,494	$31,187	$30,940
General and administrative expense	36,610	36,459	36,459
Depreciation and amortization	41,329	41,352	39,434
Total operating expenses	605,328	605,893	603,728
Income from operations	51,699	51,134	53,299
Interest expense	36,392	36,700	39,329
Income before income taxes	15,307	14,434	13,970
Provision for income taxes	5,593	5,169	4,929
Net income	9,714	9,265	9,041

Consolidated Statements of Cash Flows:
Net income	$9,714	$9,265	$9,041
Stock-based compensation	—	(151)	(151)
Depreciation and amortization	41,329	41,352	39,434
Amortization of deferred financing costs	1,437	1,437	1,528
Amortization of deferred gains from sale-leaseback transactions	(65)	(65)	(21)
Accretion of interest on lease financing obligations	—	—	478
Deferred income taxes	5,553	5,129	4,888
Other liabilities – long-term	(4,379)	(5,533)	(1,223)
Net cash provided from operating activities	55,964	55,964	54,194
Proceeds from sale-leaseback transactions	13,738	13,738	8,435
Net cash used for investing activities	(55,071)	(55,071)	(46,636)
Financing costs associated with issuance of debt and lease financing obligations	—	—	(296)
Proceeds from lease financing obligations	—	—	5,600
Principal payments on lease financing obligations	(1,769)	(1,769)	—
Net cash used for financing activities	(760)	(760)	(7,425)

CARROLS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Years Ended December 31, 2004, 2003 and 2002

(in thousands of dollars)

Consolidated Statements of Changes in Stockholder’s Equity (Deficit):

	Accumulated Deficit			Total Stockholder’s Equity (Deficit)
	As Previously Reported	As Previously Restated	As Currently Restated	As Previously Reported	As Previously Restated	As Currently Restated
Balance at December 31, 2001, as restated	$(15,597)	$(23,954)	$(25,515)	$8,888	$531	$(1,030)
Net income	9,714	9,265	9,041	9,714	9,265	9,041
Balance at December 31, 2002	(5,883)	(14,689)	(16,474)	18,602	9,796	8,011
Net income	2,368	1,819	1,338	2,368	1,819	1,338
Balance at December 31, 2003	(3,515)	(12,870)	(15,136)	20,970	11,615	9,349
Net loss	(7,205)	—	(8,084)	(7,205)	—	(8,084)
Balance at December 31, 2004	(20,075)	(12,870)	(23,220)	(112,384)	11,615	(115,529)

In the previous restatement, the accumulated deficit previously reported at December 31, 2001 of $15,597 had been restated to $23,954, which is an increase of $8,357, to reflect the effect of the previous restatement adjustments for the periods prior to fiscal 2002. Such cumulative adjustments also had the corresponding effect of decreasing property and equipment by $10,542, increasing franchise rights by $12,519, decreasing goodwill by $3,416, increasing other lease related assets by $51, increasing accrued payroll, related taxes and benefits for stock-based compensation accruals by $1,164, increasing other lease related liabilities by $2,626 and decreasing deferred tax assets by $3,179.

The accumulated deficit previously restated at December 31, 2001 of $23,954 has been further restated to $25,515, which is an increase of $1,561, to reflect the effect of the current restatement adjustments for the periods prior to fiscal 2002. Such cumulative adjustments had the corresponding effect of increasing property and equipment by $5,747, decreasing goodwill by $1,483, increasing deferred tax assets by $2,577, decreasing other assets by $343, increasing lease financing obligations by $8,189, and decreasing deferred income-sale leaseback of real estate by $130.

All previously reported amounts affected by both the previous and the current restatements that appear elsewhere in these footnotes to the consolidated financial statements have also been restated.

CARROLS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Years Ended December 31, 2004, 2003 and 2002

(in thousands of dollars)

3. Property and Equipment

Property and equipment at December 31 consisted of the following:

	Restated (Note 2) 2004	Restated (Note 2) 2003
Land	$54,682	$58,161
Owned buildings	73,937	76,509
Leasehold improvements	126,148	120,863
Equipment	178,994	171,092
Capital leases	12,299	12,961

	446,060	439,586
Less accumulated depreciation and amortization	(232,571)	(201,418)

	$213,489	$238,168

Capital lease assets pertain primarily to buildings leased for certain restaurant locations. Accumulated amortization pertaining to capital lease assets at December 31, 2004 and 2003 was $11,864 and $12,313, respectively. At December 31, 2004 and 2003, land of $45,551 and $44,018, respectively, and owned buildings of $57,186 and $54,906, respectively, were subject to lease financing obligations accounted for under the financing method. Accumulated depreciation pertaining to owned buildings subject to lease financing obligations at December 31, 2004 and 2003 was $21,877 and $18,672, respectively.

Depreciation expense for all property and equipment for the years ended December 31, 2004, 2003 and 2002 was $34,462, $36,024 and $35,317, respectively.

The Company reviews its long-lived assets, property and equipment, for impairment at the restaurant level. If an indicator of impairment exists for any of the assets, an estimate of undiscounted future cash flows produced by each restaurant is compared to that long-lived asset’s carrying value. If an asset is determined to be impaired, the loss is measured by the excess of the carrying amount of the asset over its fair value. The Company recorded impairment charges for its segments, including Burger King franchise rights of $283 in 2004, as follows:

	2004	2003	2002
Burger King	$1,544	$706	$1,033
Taco Cabana	—	3,445	252

	$1,544	$4,151	$1,285

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

Goodwill for Burger King, Pollo Tropical, and Taco Cabana was $1,450, $56,307, and $64,484 respectively, at both December 31, 2004 and 2003.

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

CARROLS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Years Ended December 31, 2004, 2003 and 2002

(in thousands of dollars)

	December 31, 2004		December 31, 2003
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Franchise Rights	$139,527	$49,471	$139,527	$46,238

Amortization expense related to Burger King franchise rights was $3,233 for each of the years ended December 31, 2004, 2003 and 2002. Estimated annual amortization is $3,233 for each of the years ending 2005 through 2009.

5. Other Liabilities, Long-Term

Other liabilities, long-term, at December 31, consisted of the following:

	2004	Restated Note 2 2003
Unearned purchase discounts	$8,611	$10,888
Accrued occupancy costs	11,400	11,494
Accrued workers’ compensation costs	4,821	3,848
Other	3,620	3,869

	$28,452	$30,099

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

In the years ended December 31, 2004, 2003 and 2002, the Company sold eight, thirty-one, and seven restaurant properties in sale-leaseback transactions for net proceeds of $10,984, $44,180 and $8,435, respectively. Deferred gains of $2,391, $5,399 and $1,330 for the years ended December 31, 2004, 2003 and 2002, respectively, have been recorded as a result of these sale-leaseback transactions and are being amortized over the lives of the related leases. These related leases have been classified as operating leases and generally contain a twenty-year initial term with renewal options. The amortization of deferred gains related to these sale-leaseback transactions was $458, $180 and $21 for the years ended December 31, 2004, 2003 and 2002, respectively.

CARROLS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Years Ended December 31, 2004, 2003 and 2002

(in thousands of dollars)

Minimum rent commitments under capital and non-cancelable operating leases at December 31, 2004 were as follows:

Years Ending	Capital	Restated (Note 2) Operating
2005	$534	$33,573
2006	438	31,233
2007	289	28,039
2008	114	24,775
2009	79	21,872
Thereafter	51	167,166

Total minimum lease payments	1,505	$306,658

Less amount representing interest	(280)

Total obligations under capital leases	1,225
Less current portion	(411)

Long-term obligations under capital leases	$814

Total rent expense on operating leases, including percentage rent on both operating and capital leases, for the past three fiscal years was as follows:

	Restated (Note 2) 2004	Restated (Note 2) 2003	Restated (Note 2) 2002
Minimum rent on real property	$32,509	$29,100	$27,786
Additional rent based on a percentage of sales	2,097	1,989	3,154

Restaurant rent expense	34,606	31,089	30,940
Administrative rent	783	782	746
Equipment rent	526	373	294

	$35,915	$32,244	$31,980

7. Long-Term Debt

Long-term debt at December 31 consisted of:

	2004	2003
Secured:
Senior Credit Facility:
Revolving credit facility	$—	$600
Term loan A facility	—	46,500
Term loan B facility	220,000	77,000
Other notes payable	—	117
Unsecured 9 1/2% senior subordinated notes	—	170,000
Unsecured 9% senior subordinated notes	180,000	—
Capital leases	1,225	1,615

	401,225	295,832
Less current portion	(2,611)	(14,005)

	$398,614	$281,827

CARROLS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

Under the new senior credit facility, the Company is also required to make mandatory prepayments of principal on term loan B facility borrowings (a) annually in an initial amount equal to 50% of Excess Cash Flow (as defined in the new senior credit facility), (b) in the event of certain dispositions of assets (all subject to certain exceptions) and insurance proceeds, in an amount equal to 100% of the net proceeds received by the Company, and (c) in an amount equal to 100% of the net proceeds from any subsequent issuance of debt.

CARROLS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

As a result of the original restatement of the Company’s financial statements as discussed in Note 2, the Company was in default under its new senior credit facility by failing to timely furnish its annual audited financial statements for fiscal year 2004 to its lenders. On May 19, 2005, the Company obtained a waiver of such default from its lenders that extended the time period to deliver the audited financial statements for the 2004 fiscal year as well as the financial statements for the first quarter of 2005 to July 31, 2005. While the Company currently anticipates delivering its first quarter financial statements by July 31, 2005, its failure to deliver the financial statements for the first quarter of 2005 by July 31, 2005 would constitute an event of default under the new senior credit facility. If such an event of default occurs under the new senior credit facility that is not waived, the lenders could cause all amounts outstanding with respect to the borrowings to be due and payable immediately which in turn would result in cross defaults under the Indenture governing the senior subordinated notes. The Company’s assets and cash flow may not be sufficient to fully repay outstanding debt if accelerated upon an event of default.

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

$401,225

The weighted average interest rate on all debt for the years ended December 31, 2004, 2003 and 2002 was 7.8%, 7.2% and 7.3%, respectively. Interest expense on the Company’s long-term debt was $24,122, $26,689 and $29,156 for the years ended December 31, 2004, 2003 and 2002, respectively.

CARROLS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Years Ended December 31, 2004, 2003 and 2002

(in thousands of dollars)

8. Lease Financing Obligations

The Company entered into sale-leaseback transactions in various years between 1991 and 2003 involving certain restaurant properties that have been classified as financing transactions under SFAS No. 98, “Accounting For Leases”, (“SFAS 98”). Lease financing obligations pertain to real estate transactions required by SFAS 98 to be accounted for under the financing method. The assets (land and building) subject to these obligations remain on the consolidated balance sheets at their historical costs and such assets (excluding land) continue to be depreciated over their remaining useful lives, the proceeds received by the Company from these transactions are recorded as a lease financing obligation and the lease payments are applied as payments of principal and interest. The selection of the interest rate on lease financing obligations is evaluated based on the Company’s incremental borrowing rate adjusted to the rate required to prevent recognition of a non-cash loss or negative amortization of the obligation through the end of the primary lease term. If a purchase option exists for property subject to a lease financing obligation, this purchase option is evaluated for its probability of exercise. At December 31, 2004 and 2003 there were no purchase options for properties subject to lease financing obligations that the Company deemed were probable of exercise.

These leases generally provide for an initial term of twenty years plus renewal options. The rent payable under such leases includes a minimum rent provision and in some cases, includes rent based on a percentage of sales provision. These leases also require payment of property taxes, insurance and utilities.

Purchase options related to certain properties sold in real estate transactions accounted for under the financing method are held by an entity wholly-owned by the nephew of the Chairman and Chief Executive Officer of the Company and such entity is deemed a related party.

At December 31, 2004, future minimum lease payments required on lease financing obligations are as follows:

Restated (Note 2)
2005	$10,729
2006	10,830
2007	10,947
2008	11,332
2009	11,425
Thereafter, through 2023	213,496

Total minimum lease payments	268,759
Less: Interest implicit in lease obligation	(157,044)

Total lease financing obligations	$111,715

The interest rates on lease financing obligations range from 8.5% to 12.4%. Imputed interest expense on lease financing obligations totaled $11,261, $10,645 and $10,173 for the years ended December 31, 2004, 2003 and 2002, respectively.

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

CARROLS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Years Ended December 31, 2004, 2003 and 2002

(in thousands of dollars)

10. Income Taxes

The income tax provision (benefit) was comprised of the following for the years ended December 31:

	Restated (Note 2) 2004	Restated (Note 2) 2003	Restated (Note 2) 2002
Current:
Federal	$(1,250)	$1,404	$(591)
Foreign	306	279	272
State	690	214	360

	(254)	1,897	41

Deferred (prepaid):
Federal	(3,981)	(1,305)	4,979
State	(2,485)	149	(91)

	(6,466)	(1,156)	4,888

	$(6,720)	$741	$4,929

The components of deferred income tax assets and liabilities at December 31, are as follows:

	Restated (Note 2) 2004	Restated (Note 2) 2003
Current deferred tax assets:
Accounts receivable and other reserves	$181	$249
Accrued vacation benefits	1,913	1,533
Other accruals	3,573	2,695
Net federal operating loss carryforwards	575	1,809

Total current deferred tax assets	6,242	6,286

Long term deferred tax assets/(liabilities):
Deferred income on sale-leaseback of certain real estate	5,258	4,292
Lease financing obligations	8,873	7,580
Postretirement benefit expenses	1,386	1,189
Property and equipment depreciation	(775)	(5,049)
Net state operating loss carryforwards	1,870	926
Amortization of other intangible assets	2,995	3,760
Amortization of franchise rights	(22,129)	(22,016)
Occupancy costs	4,366	4,981
Tax credit carryforwards	6,213	6,203
Unearned purchase discounts	4,258	3,442
Other	625	1,122

Total long-term net deferred tax assets	12,940	6,430

Total net deferred tax assets	$19,182	$12,716

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

CARROLS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Years Ended December 31, 2004, 2003 and 2002

(in thousands of dollars)

A reconciliation of the statutory federal income tax rate to the effective tax rates for the years ended December 31 is as follows:

	Restated (Note 2) 2004		Restated (Note 2) 2003		Restated (Note 2) 2002
Statutory federal income tax rate	$(5,033)	34.0%	$707	34.0%	$4,750	34.0%
State income and franchise taxes, net of federal benefit	(1,366)	9.2	271	13.0	214	1.5
Non-deductible expenses	5	—	101	4.8	42	0.3
Foreign taxes	306	(2.1)	279	13.2	273	2.0
Employment tax credits	(287)	2.0	(354)	(16.8)	(202)	(1.4)
Deferred revaluation	—	—	(193)	(9.2)	(27)	(0.2)
Foreign tax credits	(306)	2.1	—	—	—	—
Miscellaneous	(39)	0.2	(70)	(3.3)	(121)	(0.9)

	$(6,720)	45.4%	$741	35.7%	$4,929	35.3%

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

CARROLS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Years Ended December 31, 2004, 2003 and 2002

(in thousands of dollars)

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

CARROLS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Years Ended December 31, 2004, 2003 and 2002

(in thousands of dollars)

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

CARROLS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Years Ended December 31, 2004, 2003 and 2002

(in thousands of dollars)

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

The accounting policies of each segment are the same as those described in the summary of significant accounting policies. The following table includes measures of segment profit or loss reported to the chief operating decision maker for purposes of allocating resources to the segments and assessing their performance. Segment EBITDA is defined as earnings before interest, income taxes, depreciation and amortization, impairment losses, stock-based compensation expense, bonus to employees and director, other expense and loss on extinguishment of debt.

The “Other” column includes corporate related items not allocated to reportable segments. Other identifiable assets consist primarily of cash, certain other assets, corporate property and equipment, goodwill and deferred income taxes.

	Taco Cabana	Pollo Tropical	Burger King Restaurants	Other	Consolidated
Year Ended December 31, 2004 (as restated):
Revenues	$202,941	$125,101	$369,837	$—	$697,879
Cost of sales	60,435	38,986	103,203	—	202,624
Restaurant wages and related expenses	57,702	31,380	117,650	—	206,732
Depreciation and amortization	9,884	4,460	22,078	2,099	38,521
Segment EBITDA	30,082	27,891	36,582
Identifiable assets	63,655	50,177	198,015	204,399	516,246
Capital expenditures	6,555	6,636	4,811	1,071	19,073

Year Ended December 31, 2003 (as restated):
Revenues	$181,481	$110,194	$353,310	$—	$644,985
Cost of sales	53,562	33,260	94,360	—	181,182
Restaurant wages and related expenses	52,214	28,105	113,996	—	194,315
Depreciation and amortization	8,707	4,451	24,236	2,834	40,228
Segment EBITDA	24,206	22,489	37,350
Identifiable assets	72,763	46,650	220,025	159,616	499,054
Capital expenditures	16,505	4,359	8,103	1,404	30,371

Year Ended December 31, 2002 (as restated):
Revenues	$175,411	$101,497	$380,119	$—	$657,027
Cost of sales	51,320	30,805	101,851	—	183,976
Restaurant wages and related expenses	51,007	26,497	118,754	—	196,258
Depreciation and amortization	7,948	3,966	24,565	2,955	39,434
Segment EBITDA	27,989	21,946	43,932
Identifiable assets	91,791	56,678	243,732	162,586	554,787
Capital expenditures	16,749	9,257	26,731	1,418	54,155

CARROLS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Years Ended December 31, 2004, 2003 and 2002

(in thousands of dollars)

A reconciliation of segment EBITDA to consolidated net income (loss) is as follows:

	Year Ended December 31,
	Restated Note 2 2004	Restated Note 2 2003	Restated Note 2 2002
Segment EBITDA:
Taco Cabana	$30,082	$24,206	$27,989
Pollo Tropical	27,891	22,489	21,946
Burger King	36,582	37,350	43,932

Subtotal	94,555	84,045	93,867
Less:
Depreciation and amortization	38,521	40,228	39,434
Impairment losses	1,544	4,151	1,285
Interest expense	35,383	37,334	39,329
Provision (benefit) for income taxes	(6,720)	741	4,929
Bonus to employees and director	20,860	—	—
Stock-based compensation expense (income)	1,818	253	(151)
Loss on extinguishment of debt	8,913	—	—
Other expense	2,320	—	—

Net income (loss)	$(8,084)	$1,338	$9,041

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

CARROLS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Years Ended December 31, 2004, 2003 and 2002

(in thousands of dollars)

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

CARROLS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Years Ended December 31, 2004, 2003 and 2002

(in thousands of dollars)

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

CARROLS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

17. Guarantor Financial Statements

The Company’s obligation under the $180.0 million 9% senior subordinated notes of the Company are, and the $170.0 million 9 1/2% senior subordinated notes of the Company were, jointly and severally guaranteed in full on an unsecured senior subordinated basis by certain of the Company’s subsidiaries (“Guarantor Subsidiaries”), all of which are directly or indirectly wholly-owned by the Company. These subsidiaries are:

Cabana Beverages, Inc.

Cabana Bevco LLC

Carrols Realty Holdings

Carrols Realty I Corp.

Carrols Realty II Corp.

Carrols J.G. Corp.

Quanta Advertising Corp.

Pollo Franchise, Inc.

Pollo Operations, Inc.

Taco Cabana, Inc.

TP Acquisition Corp.

TC Bevco LLC

T.C. Management, Inc.

TC Lease Holdings III, V and VI, Inc.

Get Real, Inc.

Texas Taco Cabana, L.P.

The following supplemental financial information sets forth on a condensed consolidating basis, consolidating balance sheets, statements of operations and statements of cash flows for the Parent Company only, Guarantor Subsidiaries and for the Company as of December 31, 2004 and 2003 and for the years ended December 31, 2004, 2003 and 2002. All previously reported amounts affected by both the previous and the current restatements discussed in Note 2 have also been restated.

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

CARROLS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Years Ended December 31, 2004, 2003 and 2002

(in thousands of dollars)

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

As part of the original restatement, the Company restated the guarantor financial statements as of December 31, 2003 and for the years ended December 31, 2003 and 2002, to reflect the allocation of the corporate costs to conform to the current year presentation and, in 2003, the tax adjustment referred to below. The effect of these restatements resulted in allocations from the Parent Company to the Guarantor Subsidiaries for the years ended December 31, 2003 and 2002 of $1,438 and $1,483 for general and administrative expenses, respectively, and $219 and $222 for depreciation expense, respectively. The income tax benefit related to these allocations included in the Guarantor Subsidiaries statement of operations was $590 and $529 for the years ended December 31, 2003 and 2002, respectively. The cumulative impact, net of income taxes, on the Guarantor Subsidiaries’ stockholder’s equity and the Parent Company’s investment in subsidiaries for the allocation of corporate costs prior to January 1, 2002 was $1,289.

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

CARROLS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONSOLIDATING BALANCE SHEET (As Restated)

December 31, 2004

(in thousands of dollars)

	Parent Company Only	Guarantor Subsidiaries	Eliminations	Consolidated Total
ASSETS
Current assets:
Cash and cash equivalents	$29,195	$2,271	$—	$31,466
Trade and other receivables, net	336	2,242	—	2,578
Inventories	3,376	1,455	—	4,831
Prepaid rent	1,866	1,723	—	3,589
Prepaid expenses and other current assets	1,085	3,273	—	4,358
Refundable income taxes	3,326	—	—	3,326
Deferred income taxes	3,618	2,624	—	6,242

Total current assets	42,802	13,588	—	56,390
Property and equipment, net	97,006	140,532	(24,049)	213,489
Franchise rights, net	90,056	—	—	90,056
Goodwill	1,450	120,791	—	122,241
Franchise agreements, net	6,480	—	—	6,480
Intercompany receivable (payable)	148,424	(149,005)	581	—
Investment in subsidiaries	14,100	—	(14,100)	—
Deferred income taxes	3,198	9,930	(188)	12,940
Other assets	10,442	5,380	(1,172)	14,650

Total assets	$413,958	$141,216	$(38,928)	$516,246

LIABILITIES AND STOCKHOLDER’S EQUITY (DEFICIT)
Current liabilities:
Current portion of long-term debt	$2,343	$268	$—	$2,611
Accounts payable	7,875	9,706	—	17,581
Accrued interest	956	—	—	956
Accrued payroll, related taxes and benefits	16,142	8,798	—	24,940
Accrued bonus to employees and director	20,860	—	—	20,860
Other liabilities	8,586	5,371	—	13,957

Total current liabilities	56,762	24,143	—	80,905
Long-term debt, net of current portion	398,233	381	—	398,614
Lease financing obligations	48,892	91,313	(28,490)	111,715
Deferred income—sale-leaseback of real estate	4,086	1,676	2,823	8,585
Accrued postretirement benefits	3,504	—	—	3,504
Other liabilities	18,010	10,340	102	28,452

Total liabilities	529,487	127,853	(25,565)	631,775
Commitments and contingencies
Stockholder’s equity (deficit)	(115,529)	13,363	(13,363)	(115,529)

Total liabilities and stockholder’s equity (deficit)	$413,958	$141,216	$(38,928)	$516,246

CARROLS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONSOLIDATING BALANCE SHEET (As Restated)

December 31, 2003

(in thousands of dollars)

	Parent Company Only	Guarantor Subsidiaries	Eliminations	Consolidated Total
ASSETS
Current assets:
Cash and cash equivalents	$708	$1,706	$—	$2,414
Trade and other receivables, net	401	908	—	1,309
Inventories	3,413	1,523	—	4,936
Prepaid rent	1,309	1,225	—	2,534
Prepaid expenses and other current assets	1,150	2,893	—	4,043
Deferred income taxes	2,608	3,678	—	6,286

Total current assets	9,589	11,933	—	21,522
Property and equipment, net	116,429	146,263	(24,524)	238,168
Franchise rights, net	93,289	—	—	93,289
Goodwill	1,450	120,791	—	122,241
Franchise agreements, net	6,959	—	—	6,959
Intercompany receivable (payable)	162,465	(162,757)	292	—
Investment in subsidiaries	8,812	—	(8,812)	—
Deferred income taxes	(741)	7,186	(15)	6,430
Other assets	6,340	5,411	(1,306)	10,445

Total assets	$404,592	$128,827	$(34,365)	$499,054

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Current portion of long-term debt	$13,758	$247	$—	$14,005
Accounts payable	10,918	6,312	—	17,230
Accrued interest	1,549	—	—	1,549
Accrued payroll, related taxes and benefits	8,121	4,719	—	12,840
Accrued income taxes payable	836	—	—	836
Other liabilities	6,757	8,140	—	14,897

Total current liabilities	41,939	19,418	—	61,357
Long-term debt, net of current portion	281,176	651	—	281,827
Lease financing obligations	47,674	87,585	(28,451)	106,808
Deferred income—sale-leaseback of real estate	2,174	1,502	2,976	6,652
Accrued postretirement benefits	2,962	—	—	2,962
Other liabilities	19,318	10,745	36	30,099

Total liabilities	395,243	119,901	(25,439)	489,705
Commitments and contingencies
Stockholder’s equity	9,349	8,926	(8,926)	9,349

Total liabilities and stockholder’s equity	$404,592	$128,827	$(34,365)	$499,054

CARROLS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONSOLIDATED STATEMENT OF OPERATIONS

FOR THE YEAR ENDED DECEMBER 31, 2004 (As Restated)

(in thousands of dollars)

	Parent Company Only	Guarantor Subsidiaries	Eliminations	Consolidated Total
Revenues:
Restaurant sales	$369,837	$326,506	$—	$696,343
Franchise royalty revenues and fees	—	1,536	—	1,536

Total revenues	369,837	328,042	—	697,879

Cost and expenses:
Cost of sales	103,203	99,421	—	202,624
Restaurant wages and related expenses	117,650	89,082	—	206,732
Restaurant rent expense	21,809	10,455	2,342	34,606
Other restaurant operating expenses	52,712	40,179	—	92,891
Advertising expense	14,489	10,222	—	24,711
General and administrative (including stock-based compensation expense of $1,818)	21,033	22,545	—	43,578
Depreciation and amortization	23,186	15,810	(475)	38,521
Impairment losses	1,544	—	—	1,544
Bonus to employees and director	14,817	6,043	—	20,860
Other expense	2,320	—	—	2,320

Total operating expenses	372,763	293,757	1,867	668,387

Income (loss) from operations	(2,926)	34,285	(1,867)	29,492
Interest expense	28,615	9,370	(2,602)	35,383
Loss on extinguishment of debt	8,913	—	—	8,913
Intercompany interest allocations	(18,225)	18,225	—	—

Income (loss) before income taxes	(22,229)	6,690	735	(14,804)
Provision (benefit) for income taxes	(8,857)	2,253	(116)	(6,720)
Equity income from subsidiaries	5,288	—	(5,288)	—

Net income (loss)	$(8,084)	$4,437	$(4,437)	$(8,084)

CARROLS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONSOLIDATING STATEMENT OF OPERATIONS (As Restated)

Year Ended December 31, 2003

(in thousands of dollars)

	Parent Company Only	Guarantor Subsidiaries	Eliminations	Consolidated Total
Revenues:
Restaurant sales	$353,310	$290,269	$—	$643,579
Franchise royalty revenues and fees	—	1,406	—	1,406

Total revenues	353,310	291,675	—	644,985

Costs and expenses:
Cost of sales	94,360	86,822	—	181,182
Restaurant wages and related expenses	113,996	80,319	—	194,315
Restaurant rent expense	20,353	9,419	1,317	31,089
Other restaurant operating expenses	52,302	37,578	—	89,880
Advertising expense	14,923	12,428	—	27,351
General and administrative (including stock-based compensation expense of $253)	18,588	17,984	804	37,376
Depreciation and amortization	26,010	14,472	(254)	40,228
Impairment losses	706	3,445	—	4,151

Total operating expenses	341,238	262,467	1,867	605,572

Income from operations	12,072	29,208	(1,867)	39,413
Interest expense	30,742	8,062	(1,470)	37,334
Intercompany interest allocations	(29,502)	29,502	—	—

Income (loss) before income taxes	10,832	(8,356)	(397)	2,079
Provision for income taxes	17	937	(213)	741
Equity loss from subsidiaries	(9,477)	—	9,477	—

Net income (loss)	$1,338	$(9,293)	$9,293	$1,338

CARROLS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONSOLIDATING STATEMENT OF OPERATIONS (As Restated)

Year Ended December 31, 2002

(in thousands of dollars)

	Parent Company Only	Guarantor Subsidiaries	Eliminations	Consolidated Total
Revenues:
Restaurant sales	$380,119	$275,426	$—	$655,545
Franchise royalty revenues and fees	—	1,482	—	1,482

Total revenues	380,119	276,908	—	657,027

Costs and expenses:
Cost of sales	101,851	82,125	—	183,976
Restaurant wages and related expenses	118,754	77,504	—	196,258
Restaurant rent expense	21,875	9,050	15	30,940
Other restaurant operating expenses	54,547	32,788	—	87,335
Advertising expense	16,831	11,210	—	28,041
General and administrative (including stock-based compensation income of $151)	20,846	15,613	—	36,459
Depreciation and amortization	26,246	13,191	(3)	39,434
Impairment losses	1,033	252	—	1,285

Total operating expenses	361,983	241,733	12	603,728

Income from operations	18,136	35,175	(12)	53,299
Interest expense	32,755	6,592	(18)	39,329
Intercompany interest allocations	(6,948)	6,948	—	—

Income (loss) before income taxes	(7,671)	21,635	6	13,970
Provision (benefit) for income taxes	(2,618)	7,611	(64)	4,929
Equity income from subsidiaries	14,094	—	(14,094)	—

Net income	$9,041	$14,024	$(14,024)	$9,041

CARROLS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONSOLIDATING STATEMENT OF CASH FLOWS (As Restated)

Year Ended December 31, 2004

(in thousands of dollars)

	Parent Company Only	Guarantor Subsidiaries	Eliminations	Consolidated Total
Cash flows provided from operating activities:
Net income (loss)	$(8,084)	$4,437	$(4,437)	$(8,084)
Adjustments to reconcile net income (loss) to net cash provided from operating activities:
(Gain)/loss on disposal of property and equipment	(288)	112	—	(176)
Stock-based compensation expense	35	1,783	—	1,818
Depreciation and amortization	23,186	15,810	(475)	38,521
Amortization of deferred financing costs	1,396	265	(134)	1,527
Amortization of unearned purchase discounts	(2,154)	—	—	(2,154)
Amortization of deferred gains from sale-leaseback transactions	(205)	(100)	(153)	(458)
Accretion of interest on lease financing obligations	(33)	478	(39)	406
Impairment losses	1,544	—	—	1,544
Loss on extinguishment of debt	8,913	—	—	8,913
Deferred income taxes	(7,898)	1,259	173	(6,466)
Changes in operating assets and liabilities	36,954	(18,199)	5,065	23,820

Net cash provided from operating activities	53,366	5,845	—	59,211

Cash flows used for investing activities:
Capital expenditures:
New restaurant development	(1,053)	(9,355)	—	(10,408)
Lessor reimbursement	—	754	—	754

Net new restaurant development	(1,053)	(8,601)	—	(9,654)
Restaurant remodeling	(845)	—	—	(845)
Other restaurant expenditures	(2,913)	(4,590)	—	(7,503)
Corporate and restaurant information systems	(734)	(337)	—	(1,071)

Net capital expenditures	(5,545)	(13,528)	—	(19,073)
Properties purchased for sale-leaseback	(1,574)	—	—	(1,574)
Proceeds from sale-leaseback transactions	6,263	4,721		10,984
Proceeds from dispositions of property and equipment	488	686	—	1,174

Net cash used for investing activities	(368)	(8,121)	—	(8,489)

Cash flows provided from (used for) financing activities:
Payments on revolving credit facility, net	(600)	—	—	(600)
Scheduled principal payments on term loans	(10,125)	—	—	(10,125)
Proceeds from issuance of debt	400,000	—	—	400,000
Tender and redemption of 9 1/2% senior subordinated notes	(175,756)	—	—	(175,756)
Repayment of borrowings under previous credit facility	(113,375)	—	—	(113,375)
Financing costs associated with issuance of debt and lease financing obligations	(8,853)	(160)	—	(9,013)
Proceeds from lease financing obligations	1,250	3,250	—	4,500
Dividends paid	(116,794)	—	—	(116,794)
Payments on other notes payable, net	(117)	—	—	(117)
Principal payments on capital leases	(141)	(249)	—	(390)

Net cash provided from (used for) financing activities	(24,511)	2,841	—	(21,670)

Net increase in cash and cash equivalents	28,487	565	—	29,052
Cash and cash equivalents, beginning of year	708	1,706	—	2,414

Cash and cash equivalents, end of year	$29,195	$2,271	$—	$31,466

CARROLS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONSOLIDATING STATEMENT OF CASH FLOWS (As Restated)

Year Ended December 31, 2003

(in thousands of dollars)

	Parent Company Only	Guarantor Subsidiaries	Eliminations	Consolidated Total
Cash flows provided from (used for) operating activities:
Net income (loss)	$1,338	$(9,293)	$9,293	$1,338
Adjustments to reconcile net income (loss) to net cash provided from (used for) operating activities:
(Gain)/loss on disposal of property and equipment	(837)	451	—	(386)
Stock-based compensation expense	—	253	—	253
Depreciation and amortization	26,010	14,472	(254)	40,228
Amortization of deferred financing costs	1,414	205	(79)	1,540
Amortization of unearned purchase discounts	(2,146)	—	—	(2,146)
Amortization of deferred gains from sale-leaseback transactions	(63)	(27)	(90)	(180)
Accretion of interest on lease financing obligations	35	429	(21)	443
Impairment losses	706	3,445	—	4,151
Deferred income taxes	(2,625)	1,454	15	(1,156)
Changes in operating assets and liabilities	37,194	(26,066)	(8,864)	2,264

Net cash provided from (used for) operating activities	61,026	(14,677)	—	46,349

Cash flows provided from (used for) investing activities:
Capital expenditures:
New restaurant development	(2,873)	(15,833)	—	(18,706)
Restaurant remodeling	(3,170)	(147)	—	(3,317)
Other restaurant expenditures	(2,061)	(4,883)	—	(6,944)
Corporate and restaurant information systems	(850)	(554)	—	(1,404)

Total capital expenditures	(8,954)	(21,417)	—	(30,371)
Properties purchased for sale-leaseback	—	(3,149)	—	(3,149)
Proceeds from sale-leaseback transactions	7,433	14,976	21,771	44,180
Proceeds from dispositions of property and equipment	1,251	2,670	—	3,921

Net cash provided from (used for) investing activities	(270)	(6,920)	21,771	14,581

Cash flows provided from (used for) financing activities:
Payments on revolving credit facility, net	(52,200)	—	—	(52,200)
Scheduled principal payments on term loans	(11,000)	—	—	(11,000)
Financing costs associated with lease financing obligations	(186)	(1,159)	1,159	(186)
Proceeds from lease financing obligations	3,625	22,930	(22,930)	3,625
Payments on other notes payable, net	(847)	—	—	(847)
Principal payments on capital leases	(155)	(291)	—	(446)

Net cash provided from (used for) financing activities	(60,763)	21,480	(21,771)	(61,054)

Net decrease in cash and cash equivalents	(7)	(117)	—	(124)
Cash and cash equivalents, beginning of year	715	1,823	—	2,538

Cash and cash equivalents, end of year	$708	$1,706	$—	$2,414

CARROLS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONSOLIDATING STATEMENT OF CASH FLOWS (As Restated)

Year Ended December 31, 2002

(in thousands of dollars)

	Parent Company Only	Guarantor Subsidiaries	Eliminations	Consolidated Total
Cash flows provided from operating activities:
Net income	$9,041	$14,024	$(14,024)	$9,041
Adjustments to reconcile net income to net cash provided from operating activities:
Loss on disposal of property and equipment	—	24	—	24
Stock-based compensation income	(151)	—	—	(151)
Depreciation and amortization	26,246	13,191	(3)	39,434
Amortization of deferred financing costs	1,394	135	(1)	1,528
Amortization of unearned purchase discounts	(2,155)	—	—	(2,155)
Amortization of deferred gains from sale-leaseback transactions	(21)	2	(2)	(21)
Accretion of interest on lease financing obligations	60	418	—	478
Impairment losses	1,033	252	—	1,285
Deferred income taxes	(1,611)	6,499	—	4,888
Changes in operating assets and liabilities	(9,246)	(4,941)	14,030	(157)

Net cash provided from operating activities	24,590	29,604	—	54,194

Cash flows used for investing activities:
Capital expenditures:
New restaurant development	(9,113)	(18,352)	—	(27,465)
Restaurant remodeling	(12,699)	(3,555)	—	(16,254)
Other restaurant expenditures	(4,919)	(4,099)	—	(9,018)
Corporate and restaurant information systems	(651)	(767)	—	(1,418)

Total capital expenditures	(27,382)	(26,773)	—	(54,155)
Properties purchased for sale-leaseback	(925)	—	—	(925)
Proceeds from sale-leaseback transactions	2,097	6,338	—	8,435
Proceeds from dispositions of property and equipment	9	—	—	9

Net cash used for investing activities	(26,201)	(20,435)	—	(46,636)

Cash flows provided from (used for) financing activities:
Payments on revolving credit facility, net	(2,700)	—	—	(2,700)
Scheduled principal payments on term loans	(8,500)	—	—	(8,500)
Financing costs associated with lease financing obligations	(233)	(63)	—	(296)
Proceeds from lease financing obligations	4,250	1,350	—	5,600
Payments on other notes payable, net	(978)	—	—	(978)
Principal payments on capital leases	(284)	(267)	—	(551)
Proceeds from sale-leaseback transactions	9,850	(9,850)	—	—

Net cash provided from (used for) financing activities	1,405	(8,830)	—	(7,425)

Net increase (decrease) in cash and cash equivalents	(206)	339	—	133
Cash and cash equivalents, beginning of year	921	1,484	—	2,405

Cash and cash equivalents, end of year	$715	$1,823	$—	$2,538

Note 18. Selected Quarterly Financial Data (Unaudited) (1)

	Quarter Ended
2004	March 31			June 30			September 30			December 31
	As Previously Reported	As Previously Restated	As Currently Restated	As Previously Reported	As Previously Restated	As Currently Restated	As Previously Reported	As Previously Restated	As Currently Restated	As Previously Reported		As Currently Restated
Total revenues	$156,900	$156,900	$156,900	$177,923	$177,923	$177,923	$178,162	$178,162	$178,162	$184,894		$184,894
Gross profit (2)	29,087	29,019	29,288	35,304	35,276	35,549	34,549	34,456	34,732	36,471		36,746
Net income (loss)	379	(47)	(217)	4,053	2,757	2,632	2,584	1,769	1,615	(11,684	)(3)	(12,114	)(3)

	Quarter Ended
2003	March 31			June 30			September 30			December 31
	As Previously Reported	As Previously Restated	As Currently Restated	As Previously Reported	As Previously Restated	As Currently Restated	As Previously Reported	As Previously Restated	As Currently Restated	As Previously Reported	As Previously Restated	As Currently Restated
Total revenues	$152,240	$152,240	$152,240	$165,621	$165,621	$165,621	$166,195	$166,195	$166,195	$160,929	$160,929	$160,929
Gross profit (2)	26,312	26,206	26,328	32,738	32,651	32,799	32,208	32,136	32,308	29,616	29,554	29,733
Net income (loss)	(1,340)	(1,475)	(1,463)	2,323	2,336	2,184	795	737	572	590	221	45

(1)	See Note 2 regarding the restatement of previously issued financial statements.
(2)	Gross profit is defined as total revenues less cost of sales, restaurant wages and related expenses, restaurant rent expense, other restaurant operating expenses and advertising expenses.
(3)	In the fourth quarter of 2004, the Company recorded a $20.9 million non-recurring bonus payment including taxes (See Note 11) and incurred an $8.9 million loss on early extinguishment of debt associated with the December 2004 refinancing (See Note 7).

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the 30th day of June 2006.

CARROLS CORPORATION

By:	/s/ ALAN VITULI
Alan Vituli,
Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ ALAN VITULI Alan Vituli	Director, Chairman of the Board and Chief Executive Officer	June 30, 2006

/s/ DANIEL T. ACCORDINO Daniel T. Accordino	President, Chief Operating Officer and Director	June 30, 2006

/s/ PAUL R. FLANDERS Paul R. Flanders	Vice President – Chief Financial Officer and Treasurer	June 30, 2006

/s/ TIMOTHY J. LALONDE Timothy J. LaLonde	Vice President – Controller	June 30, 2006

/s/ BENJAMIN D. CHERESKIN Benjamin D. Chereskin	Director	June 30, 2006

/s/ ROBIN P. SELATI Robin P. Selati	Director	June 30, 2006

/s/ CLAYTON E. WILHITE Clayton E. Wilhite	Director	June 30, 2006

/s/ BRIAN F. GLEASON Brian F. Gleason	Director	June 30, 2006

/s/ OLASENI ADEYEMI SONUGA Olaseni Adeyemi Sonuga	Director	June 30, 2006