Form 10-Q/A
period 2005-04-03
CARROLS CORP
filed 2006-06-30
CIK 17927

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q/A

(Amendment No.1)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 3, 2005

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐            Accelerated filer  ☐            Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares of the registrant’s common stock outstanding as of July 20, 2005 is 10.

EXPLANATORY NOTE

This Quarterly Report on Form 10-Q/A (“Form 10-Q/A”) is being filed as Amendment No. 1 to our Quarterly Report on Form 10-Q for the fiscal quarter ended April 3, 2005, which was originally filed with the Securities and Exchange Commission (“SEC”) on July 29, 2005. We are filing this Form 10-Q/A to restate our consolidated financial statements for the three months ended April 3, 2005 and March 30, 2004 to: (1) correct our accounting for the depreciation of assets and recording of interest expense associated with sale/leaseback transactions accounted for under the financing method; (2) record twelve real estate transactions as financing transactions as required under Statement of Financial Accounting Standards (“SFAS”) No. 98 rather than as sale-leaseback transactions as previously reported; (3) correct deferred taxes associated with certain previously acquired long-lived assets and liabilities; (4) record proceeds from qualifying sale-leaseback transactions as an investing activity in the statements of cash flows rather than as a financing activity as previously reported; and (5) include in the statements of cash flows only cash capital expenditures.

Refer to Note 3 to the consolidated financial statements in this Form 10-Q/A for additional information on these current restatements.

This Form 10-Q/A amends and restates only certain information in the following sections as a result of the current restatements described above:

Part I — Item 1 – Financial Statements

Part I — Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

Part I — Item 4 – Controls and Procedures

In addition, we are also including currently dated Sarbanes Oxley Act Section 302 and Section 906 certifications of the Chief Executive Officer and Chief Financial Officer that are attached to this Form 10-Q/A as Exhibits 31.1, 31.2, 32.1 and 32.2.

For the convenience of the reader, this Amendment No. 1 on Form 10-Q/A sets forth the entire Form 10-Q for the quarterly period ended April 3, 2005. However, this Form 10-Q/A only amends and restates the Items described above to reflect the effects of the restatement and no attempt has been made to modify or update other disclosures presented in our Form 10-Q for the quarterly period ended April 3, 2005. Accordingly, except for the foregoing amended information, this Form 10-Q/A continues to speak as of July 29, 2005 (the original filing date of our Form 10-Q for the quarterly period ended April 3, 2005) and does not reflect events occurring after the filing of our Form 10-Q for the quarterly period ended April 3, 2005 and does not modify or update those disclosures affected by subsequent events. Forward looking statements made in the Form 10-Q for the quarterly period ended April 3, 2005 have not been revised to reflect events, results or developments that have become known to us after the date of the original filing (other than the current restatements described above), and such forward looking statements should be read in their historical context. Unless otherwise stated, the information in this Form 10-Q/A not affected by such restatements is unchanged and reflects the disclosures made at the time of the original filing.

CARROLS CORPORATION AND SUBSIDIARIES

FORM 10-Q

QUARTER ENDED MARCH 31, 2005

PART I—FINANCIAL INFORMATION

ITEM 1—FINANCIAL STATEMENTS

CARROLS CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands of dollars, except share and per share amounts)

(Unaudited)

	Restated (Note 3) March 31, 2005	December 31, 2004
ASSETS
Current assets:
Cash and cash equivalents	$4,825	$31,466
Trade and other receivables, net of reserves of $81 at each date	3,093	2,578
Inventories	4,563	4,831
Prepaid rent	3,575	3,589
Prepaid expenses and other current assets	5,314	4,358
Refundable income taxes	1,462	3,326
Deferred income taxes	6,242	6,242

Total current assets	29,074	56,390

Property and equipment, net	210,249	213,489
Franchise rights, net	89,252	90,056
Goodwill	122,241	122,241
Franchise agreements, at cost less accumulated amortization of $5,043 and $4,954, respectively	6,310	6,480
Deferred income taxes	13,270	12,940
Other assets	15,200	14,650

Total assets	$485,596	$516,246

LIABILITIES AND STOCKHOLDER’S DEFICIT
Current liabilities:
Current portion of long-term debt	$2,604	$2,611
Accounts payable	17,021	17,581
Accrued interest	4,946	956
Accrued payroll, related taxes and benefits	14,234	24,940
Accrued bonus to employees and director	—	20,860
Other liabilities	11,910	13,957

Total current liabilities	50,715	80,905

Long-term debt, net of current portion	397,969	398,614
Lease financing obligations	111,799	111,715
Deferred income—sale-leaseback of real estate	8,403	8,585
Accrued postretirement benefits	3,567	3,504
Other liabilities (Note 8)	27,799	28,452

Total liabilities	600,252	631,775

Commitments and contingencies

Stockholder’s deficit:
Common stock, par value $1; authorized 1,000 shares, issued and outstanding—10 shares	—	—
Additional paid-in capital	(92,309)	(92,309)
Accumulated deficit	(22,347)	(23,220)

Total stockholder’s deficit	(114,656)	(115,529)

Total liabilities and stockholder’s deficit	$485,596	$516,246

The accompanying notes are an integral part of these consolidated financial statements.

CARROLS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2005 AND 2004

(in thousands of dollars)

(Unaudited)

	Restated (Note 3) 2005	Restated (Note 3) 2004
Revenues:
Restaurant sales	$169,138	$156,545
Franchise royalty revenues and fees	378	355

Total revenues	169,516	156,900

Costs and expenses:
Cost of sales	48,838	43,681
Restaurant wages and related expenses	50,075	47,851
Restaurant rent expense	8,893	8,363
Other restaurant operating expenses	24,196	21,890
Advertising expense	6,563	5,827
General and administrative (including stock-based compensation expense of $75 and $526, respectively)	10,562	10,285
Depreciation and amortization	8,365	10,158
Impairment losses (Note 4)	446	261

Total operating expenses	157,938	148,316

Income from operations	11,578	8,584
Interest expense	10,273	8,976

Income (loss) before income taxes	1,305	(392)
Provision (benefit) for income taxes (Note 7)	432	(175)

Net income (loss)	$873	$(217)

The accompanying notes are an integral part of these consolidated financial statements.

CARROLS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

THREE MONTHS ENDED MARCH 31, 2005 AND 2004

(in thousands of dollars)

(Unaudited)

	Restated (Note 3) 2005	Restated (Note 3) 2004
Cash flows provided from (used for) operating activities:
Net income (loss)	$873	$(217)
Adjustments to reconcile net income (loss) to net cash provided from (used for) operating activities:
Stock-based compensation expense	75	526
Depreciation and amortization	8,365	10,158
Amortization of deferred financing costs	377	390
Amortization of unearned purchase discounts	(539)	(539)
Amortization of deferred gains from sale-leaseback transactions	(120)	(149)
Impairment losses	446	261
Accretion of interest on lease financing obligations	84	108
Deferred income taxes	(329)	(536)
Decrease in accrued bonus to employees and director	(20,860)	—
Increase (decrease) in accrued payroll, related taxes and benefits	(10,781)	873
Changes in other operating assets and liabilities	1,946	(704)

Net cash provided from (used for) operating activities	(20,463)	10,171

Cash flows used for investing activities:
Capital expenditures:
New restaurant development	(3,346)	(1,754)
Restaurant remodeling	(176)	(61)
Other restaurant capital expenditures	(1,265)	(1,374)
Corporate and restaurant information systems	(287)	(166)

Total capital expenditures	(5,074)	(3,355)
Proceeds from sale-leaseback transactions	—	2,818
Properties purchased for sale-leaseback	(275)	—

Net cash used for investing activities	(5,349)	(537)

Cash flows used for financing activities:
Payments on revolving credit facility, net	—	(600)
Scheduled principal payments on term loans	(550)	(3,375)
Principal pre-payments on term loans	—	(9,000)
Payments on other notes payable, net	—	(98)
Principal payments on capital leases	(102)	(106)
Financing costs associated with issuance of debt and lease financing obligations	(177)	(221)
Proceeds from lease financing obligations	—	4,500

Net cash used for financing activities	(829)	(8,900)

Increase (decrease) in cash and cash equivalents	(26,641)	734
Cash and cash equivalents, beginning of period	31,466	2,414

Cash and cash equivalents, end of period	$4,825	$3,148

Supplemental disclosures:
Interest paid on long-term debt	$3,136	$1,748
Interest paid on lease financing obligations	$2,683	$2,639
Decrease in accruals for capital expenditures	$(764)	$(251)
Income taxes paid (refunded), net	$(1,101)	$1,268

The accompanying notes are an integral part of these consolidated financial statements.

CARROLS CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands of dollars, except share amounts)

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

Fiscal Year. The Company uses a 52-53 week fiscal year ending on the Sunday closest to December 31. All references herein to the fiscal years ended January 2, 2005 and December 28, 2003 will be referred to as the fiscal years ended December 31, 2004 and 2003, respectively. Similarly, all references herein to the three months ended April 3, 2005 and March 28, 2004 will be referred to as the three months ended March 31, 2005 and March 31, 2004, respectively.

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

These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2004 contained in the Company’s Amendment No. 1 to its 2004 Annual Report on Form 10-K/A. The December 31, 2004 balance sheet data is derived from those audited financial statements. The Company restated its financial statements including applicable footnotes in Amendment No. 1 to its 2004 Annual Report on Form 10-K/A as of December 31, 2004 and 2003 and for the years ended December 31, 2004, 2003 and 2002 as further discussed in Note 3 of the consolidated financial statements contained therein. All previously reported amounts affected by the restatement that appear elsewhere in these footnotes to the consolidated financial statements have also been restated.

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

Subsequent Event. In July 2005 we acquired four Taco Cabana restaurants in Texas from a franchisee for a cash purchase price of approximately $4.2 million.

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

(in thousands of dollars, except share amounts)

The following table presents the Company’s pro forma net income had compensation cost been determined based upon the fair value of the stock options at the grant date consistent with the fair-value based method of SFAS 123:

	Three Months Ended March 31,
	Restated (Note 3) 2005	Restated (Note 3) 2004
Net income (loss), as reported	$873	$(217)
Add: Stock-based compensation expense included in reported net income (loss), net of related tax effects (1)	49	316
Deduct: Stock-based compensation expense determined under the fair-value based method for all awards, net of related tax effects	(58)	(60)

Pro forma net income	$864	$39

(1)	Amount represents stock-based compensation expense for certain stock options requiring variable accounting.

Subsequent Event. Effective May 3, 2005, Holdings issued an aggregate of 260,600 shares of common stock in exchange for the cancellation and termination of an identical number of outstanding options to purchase shares of Holdings’ common stock. As a consequence of the exchange, substantially all outstanding stock options were cancelled and terminated. All shares were issued pursuant to stock award agreements, which provide that such shares are fully vested and non-forfeitable upon issuance, but may not be sold or otherwise disposed of for a period of two years from the date of issuance. Such agreements also provide that up to an aggregate of 16% of each recipient’s shares (for those recipients that were issued 100 or more shares) are subject to repurchase by Holdings (at its option) after December 31, 2006 under certain circumstances described in the award agreements. In addition, such shares may be subject to repurchase by Holdings (at its option) in the event of a termination of employment before the occurrence of certain events. The Company recorded a compensation charge in the second quarter of 2005 relative to these stock awards.

3. Restatement of Previously Issued Financial Statements

Current Restatement

As previously reported in Amendment No. 1 to the Company’s 2004 Annual Report on Form 10-K/A for the year ended December 31, 2004, the Company restated its financial statements including applicable footnotes as of December 31, 2004 and 2003 and for the years ended December 31, 2004, 2003 and 2002 and the unaudited quarterly financial information for the first three quarters of 2004.

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

The Company previously considered the land and building as a single asset and depreciated this asset (both land and building) over a depreciable life that was deemed to be the 20-year primary lease term of the underlying obligation. The Company has concluded that its prior accounting was in error and that the portion of the asset representing land should not be depreciated and the depreciation of the building portion of this asset should continue using its original estimated useful life rather than the term of the underlying obligation. The effect of this restatement resulted in a reduction of depreciation expense of $0.5 million and an increase to net income of $0.3 million in each of the three months ended March 31, 2005 and 2004, respectively.

Historically, the Company allocated the related lease payments between interest and principal using an interest rate that would fully amortize the lease financing obligation by the end of the primary lease term. Due to the change in depreciation described above, the assets subject to the lease financing obligations will have a net book value at the end of the primary lease term, primarily for the land portion. To prevent the recognition of a non-cash loss or negative amortization of

CARROLS CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(in thousands of dollars, except share amounts)

the obligation through the end of the primary lease term, it was necessary to reevaluate the selection of interest rates which included the Company’s incremental borrowing rate, and to adjust the rates used to amortize the lease financing obligations so that a lease obligation equal to or greater that the unamortized asset remained at the end of the primary lease term. The effect of this restatement resulted in an increase in interest expense related to the lease financing obligations of $0.7 million in each of the three months ended March 31, 2005 and 2004 and a decrease in net income of $0.4 million and $0.6 million in each of the three months ended March 31, 2005 and 2004, respectively.

These restatements also resulted in an increase in land and buildings subject to lease financing obligations of $12.0 million and an increase in lease financing obligations of $18.0 million at March 31, 2005.

The Company also has reviewed previously reported sale-leaseback transactions and determined twelve additional real estate transactions were required to be recorded as financing transactions rather than as sale/leaseback transactions under SFAS No. 98 “Accounting for Leases” due to certain forms of continuing involvement. The impact of this restatement is to keep the assets subject to such leases on the Company’s balance sheet and to record the proceeds the Company received from these transactions (including the gains previously deferred) as lease financing obligations. This restatement also affects the Company’s operating results by increasing the depreciation expense for buildings subject to these transactions and recharacterizing the lease payments, previously reported as rent expense for these restaurants, as interest expense and principal repayments on the related financing obligations. The effect of this restatement (a) for the three months ended March 31, 2005 and 2004 was to (i) reduce rent expense by $0.3 million in each period; (ii) increase depreciation expense by $0.1 million in each period; (iii) increase interest expense by $0.3 million in each period; and (iv) reduce net income by $0.1 million in each period; and (b) at March 31, 2005, to increase the net book value of the assets subject to lease financing obligations by $9.4 million, reduce deferred income-sale/leaseback of real estate by $3.0 million and increase lease financing obligations by $14.7 million.

The net effect of the above current restatements was to decrease net income $0.2 million in each of the three months ended March 31, 2005 and 2004, respectively.

Deferred Taxes

The Company also has reviewed deferred taxes recorded for certain long-lived assets and liabilities that were previously acquired in business combinations and the related differences between the income tax bases and the financial reporting bases of these assets and liabilities and determined that the deferred taxes recorded at the acquisition dates were incorrect. The result of these restatements was to decrease goodwill and deferred tax liabilities by $2.1 million in the aggregate related to the Company’s 2000 acquisition of Taco Cabana and to increase goodwill and deferred tax liabilities by $0.6 million related to the Company’s 1998 acquisition of Pollo Tropical. This restatement also cumulatively decreased goodwill amortization expense by $0.1 million for periods prior to 2002.

Statements of Cash Flows

The Company has corrected its previously issued financial statements to reflect the proceeds from qualifying sale-leaseback transactions within investing activities rather than as financing activities as previously reported in the statements of cash flows. For the three months ended March 31, 2004 proceeds from qualifying sale-leaseback transactions included in the accompanying consolidated financial statements were $2.8 million. The Company has also restated its consolidated statements of cash flows for the three months ended March 31, 2005 and 2004 to reflect the impact of changes in accounts payable related to the acquisition of property and equipment as a non-cash item as required under SFAS No. 95.

Net cash provided from operating activities, capital expenditures and net cash used for investing activities in the statements of cash flows have been reduced by $0.8 million and increased by $0.3 million for the three months ended March 31, 2005 and 2004, respectively, for such amounts representing the change in the amount of capital expenditures included in accounts payable at the beginning and end of the periods.

Previous Restatement

As previously reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, the Company restated its financial statements including applicable footnotes as of December 31, 2003 and for the years ended December 31, 2003 and 2002 and the unaudited quarterly financial information for the first three quarters of 2004.

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

(in thousands of dollars, except share amounts)

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

Accounting for Guarantor Financial Statements

In addition, the Company has restated its financial statements to correct the disclosure related to the Company and its subsidiaries who guarantee certain of the Company’s securities for the three months ended March 31, 2004 to reflect the allocation of corporate costs to conform to the current year presentation. See Note 13.

CARROLS CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(in thousands of dollars, except share amounts)

The following table sets forth the previously reported amounts and the restated amounts reflected in the accompanying consolidated financial statements:

	March 31, 2005
	As Previously Reported	As Restated
Consolidated Balance Sheet:
Property and equipment, net	$188,870	$210,249
Goodwill	123,724	122,241
Deferred income taxes – long-term	9,486	13,270
Other assets	15,160	15,200
Total assets	461,876	485,596
Current portion of lease financing obligations	2,665	—
Total current liabilities	53,380	50,715
Lease financing obligations	79,105	111,799
Deferred income – sale-leaseback of real estate	11,360	8,403
Total liabilities	573,180	600,252
Accumulated deficit	(18,995)	(22,347)
Total stockholder’s deficit	(111,304)	(114,656)
Total liabilities and stockholder’s equity deficit	461,876	485,596

	Three Months Ended March 31, 2005
	As Previously Reported	As Restated
Consolidated Statements of Operations:
Restaurant rent expense	$9,168	$8,893
Depreciation and amortization	8,786	8,365
Total operating expenses	158,634	157,938
Income from operations	10,882	11,578
Interest expense	9,219	10,273
Income before income taxes	1,663	1,305
Provision for income taxes	583	432
Net income	1,080	873

Consolidated Statements of Cash Flows:
Net income	$1,080	$873
Depreciation and amortization	8,786	8,365
Amortization of deferred financing costs	355	377
Amortization of deferred gains from sale-leaseback transactions	(165)	(120)
Accretion of interest on lease financing obligations	—	84
Deferred income taxes	(179)	(329)
Net cash used for operating activities	(20,600)	(20,463)
Total capital expenditures	(4,310)	(5,074)
Net cash used for investing activities	(4,585)	(5,349)
Principal payments on lease financing obligations	(627)	—
Net cash used for financing activities	(1,456)	(829)

CARROLS CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(in thousands of dollars, except share amounts)

	Three Months Ended March 31, 2004
	As Previously Reported	As Previously Restated	As Currently Restated
Consolidated Statements of Operations:
Restaurant rent expense	$8,564	$8,631	$8,363
General and administrative expense	9,759	10,285	10,285
Depreciation and amortization	10,529	10,575	10,158
Total operating expenses	148,362	149,001	148,316
Income from operations	8,538	7,899	8,584
Interest expense	7,939	7,988	8,976
Income (loss) before income taxes	599	(89)	(392)
Provision (benefit) for income taxes	220	(42)	(175)
Net income (loss)	379	(47)	(217)

Consolidated Statements of Cash Flows:
Net income (loss)	$379	$(47)	$(217)
Depreciation and amortization	10,529	10,575	10,158
Amortization of deferred financing costs	362	362	390
Amortization of deferred gains from sale-leaseback transactions	(187)	(187)	(149)
Accretion of interest on lease financing obligations	—	—	108
Deferred income taxes	(238)	(500)	(536)
Changes in other operating assets and liabilities	(2,054)	(1,938)	(704)
Net cash provided from operating activities	10,464	10,464	10,171
Total capital expenditures	(3,104)	(3,104)	(3,355)
Net cash used for investing activities	(3,104)	(3,104)	(537)
Principal payments on lease financing obligations	(544)	(544)	—
Proceeds from lease financing obligations	—	—	4,500
Net cash used for financing activities	(6,626)	(6,626)	(8,900)

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

CARROLS CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(in thousands of dollars, except share amounts)

6. Long-term Debt

The Company’s senior credit facility provides for a revolving credit facility under which it may borrow up to $50.0 million (including a sub limit of up to $20.0 million for letters of credit and up to $5.0 million for swingline loans), a $220.0 million term loan B facility and incremental facilities (as defined in the new senior credit facility), at its option, of up to $100.0 million, subject to the satisfaction of certain conditions. At March 31, 2005, $219.5 million principal amount of borrowings were outstanding under the term loan B facility and no amounts were outstanding under the revolving credit facility. After reserving $10.8 million for letters of credit guaranteed by the facility, $39.2 million was available for borrowings under the revolving credit facility at March 31, 2005.

As a result of the previous restatement of the Company’s financial statements as discussed in Note 3, the Company was in default under its senior credit facility by failing to timely furnish its annual audited financial statements for fiscal year 2004 to its lenders. On May 19, 2005, the Company obtained a waiver of such default from its lenders that extended the time period to deliver the audited financial statements for the 2004 fiscal year as well as the financial statements for the first quarter of 2005 to July 31, 2005.

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

7. Income Taxes

The income tax provision (benefit) for the three months ended March 31, 2005 and 2004 was comprised of the following:

	Restated (Note 3) 2005	Restated (Note 3) 2004
Current	$761	$361
Deferred	(329)	(536)

	$432	$(175)

The provision for income taxes for the first quarter of 2005 was derived using an estimated effective annual income tax rate for 2005 of approximately 33%. The benefit for income taxes in the first quarter of 2004 is based on an effective tax rate of 45.4%. This rate is higher than the statutory Federal tax rate primarily due to state income taxes and tax credits.

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

(in thousands of dollars, except share amounts)

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

The following table includes measures of segment profit or loss reported to the chief operating decision maker for purposes of allocating resources to the segments and assessing their performance. Segment EBITDA is defined as earnings before interest, income taxes, depreciation and amortization, impairment losses, stock-based compensation expense, other income and expense and loss on extinguishment of debt.

CARROLS CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(in thousands of dollars, except share amounts)

The “Other” column includes corporate related items not allocated to reportable segments. Other identifiable assets consist primarily of goodwill.

Three Months Ended:	Taco Cabana	Pollo Tropical	Burger King	Other	Consolidated
March 31, 2005 (as restated):
Total revenues	$50,183	$34,447	$84,886	$—	$169,516
Cost of sales	14,537	11,381	22,920	—	48,838
Restaurant wages and related expenses	14,139	7,937	27,999	—	50,075
Depreciation and amortization	1,891	1,150	4,980	344	8,365
Segment EBITDA	7,324	7,350	5,790
Capital expenditures	1,623	2,625	539	287	5,074

March 31, 2004 (as restated):
Total revenues	$46,147	$29,624	$81,129	$—	$156,900
Cost of sales	13,657	9,005	21,019	—	43,681
Restaurant wages and related expenses	13,294	7,110	27,447	—	47,851
Depreciation and amortization	2,714	1,047	5,832	565	10,158
Segment EBITDA	6,310	7,246	5,973
Capital expenditures	1,982	482	725	166	3,355

Identifiable Assets:
At March 31, 2005 (as restated)	$63,542	$50,693	$193,187	$178,174	$485,596
At December 31, 2004	63,655	50,177	198,015	204,399	516,246

A reconciliation of our segment EBITDA to consolidated net income is as follows:

	Three Months Ended March 31,
	Restated (Note 3) 2005	Restated (Note 3) 2004
Segment EBITDA:
Taco Cabana	$7,324	$6,310
Pollo Tropical	7,350	7,246
Burger King	5,790	5,973

Subtotal	20,464	19,529

Less:
Depreciation and amortization	8,365	10,158
Impairment losses	446	261
Interest expense	10,273	8,976
Provision (benefit) for income taxes	432	(175)
Stock-based compensation expense	75	526

Net income (loss)	$873	$(217)

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

(in thousands of dollars, except share amounts)

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

12. Recent Accounting Prouncements

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

(in thousands of dollars, except share amounts)

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

13. Guarantor Financial Statements

The Company’s obligations under the $180.0 million 9% senior subordinated notes are, and the $170.0 million 9 1/2% senior subordinated notes of the Company were, jointly and severally guaranteed in full on an unsecured senior subordinated basis by certain of the Company’s subsidiaries (“Guarantor Subsidiaries”), all of which are directly or indirectly wholly-owned by the Company. These subsidiaries are:

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

(in thousands of dollars, except share amounts)

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

CONSOLIDATING BALANCE SHEET

March 31, 2005 (As Restated)

(unaudited)

	Parent Company Only	Guarantor Subsidiaries	Eliminations	Consolidated Total
ASSETS
Current assets:
Cash and cash equivalents	$2,064	$2,761	$—	$4,825
Trade and other receivables, net	524	2,569	—	3,093
Inventories	3,247	1,316	—	4,563
Prepaid rent	1,866	1,709	—	3,575
Prepaid expenses and other current assets	1,638	3,676	—	5,314
Refundable income taxes	1,462	—	—	1,462
Deferred income taxes	3,618	2,876	(252)	6,242

Total current assets	14,419	14,907	(252)	29,074
Property and equipment, net	93,266	140,913	(23,930)	210,249
Franchise rights, net	89,252	—	—	89,252
Goodwill	1,450	120,791	—	122,241
Franchise agreements, net	6,310			6,310
Intercompany receivable (payable)	150,699	(151,258)	559	—
Investment in subsidiaries	16,984	—	(16,984)	—
Deferred income taxes	3,271	9,999	—	13,270
Other assets	10,865	5,475	(1,140)	15,200

Total assets	$386,516	$140,827	$(41,747)	$485,596

LIABILITIES AND STOCKHOLDER’S EQUITY (DEFICIT)
Current liabilities:
Current portion of long-term debt	$2,343	$261	$—	$2,604
Accounts payable	6,609	10,412	—	17,021
Accrued interest	4,946	—	—	4,946
Accrued payroll, related taxes and benefits	8,165	6,069	—	14,234
Other liabilities	7,527	4,383	—	11,910

Total current liabilities	29,590	21,125	—	50,715
Long-term debt, net of current portion	397,647	322	—	397,969
Lease financing obligations	48,874	91,425	(28,500)	111,799
Deferred income—sale-leaseback of real estate	4,035	1,584	2,784	8,403
Accrued postretirement benefits	3,567	—	—	3,567
Other liabilities	17,459	10,221	119	27,799

Total liabilities	501,172	124,677	(25,597)	600,252
Commitments and contingencies
Stockholder’s equity (deficit)	(114,656)	16,150	(16,150)	(114,656)

Total liabilities and stockholder’s equity (deficit)	$386,516	$140,827	$(41,747)	$485,596

CONSOLIDATING BALANCE SHEET

December 31, 2004

(Unaudited)

	Parent Company Only	Guarantor Subsidiaries	Eliminations	Consolidated Total
ASSETS
Current assets:
Cash and cash equivalents	$29,195	$2,271	$—	$31,466
Trade and other receivables, net	336	2,242	—	2,578
Inventories	3,376	1,455	—	4,831
Prepaid rent	1,866	1,723	—	3,589
Prepaid expenses and other current assets	1,085	3,273	—	4,358
Refundable income taxes	3,326	—	—	3,326
Deferred income taxes	3,618	2,624	—	6,242

Total current assets	42,802	13,588	—	56,390
Property and equipment, net	97,006	140,532	(24,049)	213,489
Franchise rights, net	90,056	—	—	90,056
Goodwill	1,450	120,791	—	122,241
Franchise agreements, net	6,480	—	—	6,480
Intercompany receivable (payable)	148,424	(149,005)	581	—
Investment in subsidiaries	14,100	—	(14,100)	—
Deferred income taxes	3,198	9,930	(188)	12,940
Other assets	10,442	5,380	(1,172)	14,650

Total assets	$413,958	$141,216	$(38,928)	$516,246

LIABILITIES AND STOCKHOLDER’S EQUITY (DEFICIT)
Current liabilities:
Current portion of long-term debt	$2,343	$268	$—	$2,611
Accounts payable	7,875	9,706	—	17,581
Accrued interest	956	—	—	956
Accrued payroll, related taxes and benefits	16,142	8,798	—	24,940
Accrued bonus to employees and director	20,860	—	—	20,860
Other liabilities	8,586	5,371	—	13,957

Total current liabilities	56,762	24,143	—	80,905
Long-term debt, net of current portion	398,233	381	—	398,614
Lease financing obligations	48,892	91,313	(28,490)	111,715
Deferred income—sale-leaseback of real estate	4,086	1,676	2,823	8,585
Accrued postretirement benefits	3,504	—	—	3,504
Other liabilities	18,010	10,340	102	28,452

Total liabilities	529,487	127,853	(25,565)	631,775
Commitments and contingencies
Stockholder’s equity (deficit)	(115,529)	13,363	(13,363)	(115,529)

Total liabilities and stockholder’s equity (deficit)	$413,958	$141,216	$(38,928)	$516,246

CONSOLIDATING STATEMENT OF OPERATIONS

Three Months Ended March 31, 2005 (As Restated)

(Unaudited)

	Parent Company Only	Guarantor Subsidiaries	Eliminations	Consolidated Total
Revenues:
Restaurant sales	$84,886	$84,252	$—	$169,138
Franchise royalty revenues and fees	—	378	—	378

Total revenues	84,886	84,630	—	169,516

Costs and expenses:
Cost of sales	22,920	25,918	—	48,838
Restaurant wages and related expenses	27,999	22,076	—	50,075
Restaurant rent expense	5,439	2,868	586	8,893
Other restaurant operating expenses	13,342	10,854	—	24,196
Advertising expense	3,362	3,201	—	6,563
General and administrative (including $75 of stock-based compensation expense)	5,380	5,182	—	10,562
Depreciation and amortization	5,152	3,333	(120)	8,365
Impairment losses	446	—	—	446

Total operating expenses	84,040	73,432	466	157,938

Income from operations	846	11,198	(466)	11,578
Interest expense	8,594	2,328	(649)	10,273
Intercompany interest allocations	(4,556)	4,556	—	—

Income (loss) before income taxes	(3,192)	4,314	183	1,305
Provision (benefit) for income taxes	(1,182)	1,528	86	432
Equity income from subsidiaries	2,883	—	(2,883)	—

Net income	$873	$2,786	$(2,786)	$873

CONSOLIDATING STATEMENT OF OPERATIONS

Three Months Ended March 31, 2004 (As Restated)

(Unaudited)

	Parent Company Only	Guarantor Subsidiaries	Eliminations	Consolidated Total
Revenues:
Restaurant sales	$81,129	$75,416	$—	$156,545
Franchise royalty revenues and fees	—	355	—	355

Total revenues	81,129	75,771	—	156,900

Costs and expenses:
Cost of sales	21,019	22,662	—	43,681
Restaurant wages and related expenses	27,447	20,404	—	47,851
Restaurant rent expense	5,221	2,557	585	8,363
Other restaurant operating expenses	12,683	9,207	—	21,890
Advertising expense	3,261	2,566	—	5,827
General and administrative (including $526 of stock-based compensation expense)	4,926	5,359	—	10,285
Depreciation and amortization	6,142	4,135	(119)	10,158
Impairment losses	261	—	—	261

Total operating expenses	80,960	66,890	466	148,316

Income from operations	169	8,881	(466)	8,584
Interest expense	7,285	2,342	(651)	8,976
Intercompany interest allocations	(4,556)	4,556	—	—

Income (loss) before income taxes	(2,560)	1,983	185	(392)
Provision (benefit) for income taxes	(1,018)	734	109	(175)
Equity income from subsidiaries	1,325	—	(1,325)	—

Net income (loss)	$(217)	$1,249	$(1,249)	$(217)

CONSOLIDATING STATEMENT OF CASH FLOWS

Three Months Ended March 31, 2005 (As Restated)

(Unaudited)

	Parent Company Only	Guarantor Subsidiaries	Eliminations	Consolidated Total
Cash flows provided from (used for) operating activities:
Net income	$873	$2,786	$(2,786)	$873
Adjustments to reconcile net income to net cash provided from (used for) operating activities:
Stock based compensation expense	—	75	—	75
Depreciation and amortization	5,152	3,333	(120)	8,365
Amortization of deferred financing costs	347	62	(32)	377
Amortization of unearned purchase discounts	(539)	—	—	(539)
Amortization of deferred gains from sale-leaseback transactions	(46)	(36)	(38)	(120)
Impairment losses	446	—	—	446
Deferred income taxes	83	(476)	64	(329)
Accretion of interest on lease financing obligations	(18)	112	(10)	84
Decrease in accrued bonus to employees and director	(20,860)	—	—	(20,860)
Decrease in accrued payroll, related taxes and benefits	(7,977)	(2,804)	—	(10,781)
Changes in other operating assets and liabilities	(2,825)	1,849	2,922	1,946

Net cash provided from (used for) operating activities	(25,364)	4,901	—	(20,463)

Cash flows used for investing activities:
Capital expenditures:
New restaurant development	14	(3,360)	—	(3,346)
Restaurant remodeling	(64)	(112)	—	(176)
Other restaurant expenditures	(489)	(776)	—	(1,265)
Corporate and restaurant information systems	(190)	(97)	—	(287)

Total capital expenditures	(729)	(4,345)	—	(5,074)
Properties purchased for sale-leaseback	(275)	—	—	(275)

Net cash used for investing activities	(1,004)	(4,345)	—	(5,349)

Cash flows used for financing activities:
Scheduled principal payments on term loans	(550)	—	—	(550)
Principal payments on capital leases	(36)	(66)	—	(102)
Financing costs associated with issuance of debt and lease financing obligations	(177)	—	—	(177)

Net cash used for financing activities	(763)	(66)	—	(829)

Net increase (decrease) in cash and cash equivalents	(27,131)	490	—	(26,641)
Cash and cash equivalents, beginning of period	29,195	2,271	—	31,466

Cash and cash equivalents, end of period	$2,064	$2,761	$—	$4,825

CONSOLIDATING STATEMENT OF CASH FLOWS

Three Months Ended March 31, 2004 (As Restated)

(Unaudited)

	Parent Company Only	Guarantor Subsidiaries	Elimination	Consolidated Total
Cash flows provided from (used for) operating activities:
Net income (loss)	$(217)	$1,249	$(1,249)	$(217)
Adjustments to reconcile net income to net cash provided from (used for) operating activities:
Stock based compensation expense	—	526	—	526
Depreciation and amortization	6,142	4,135	(119)	10,158
Amortization of deferred financing costs	357	68	(35)	390
Amortization of unearned purchase discounts	(539)	—	—	(539)
Amortization of deferred gains from sale-leaseback transactions	(86)	(25)	(38)	(149)
Impairment losses	261	—	—	261
Accretion of interest on lease financing obligations	(2)	119	(9)	108
Deferred income taxes	(52)	(527)	43	(536)
Increase in accrued payroll, related taxes and benefits	933	(60)	—	873
Changes in other operating assets and liabilities	4,884	(6,995)	1,407	(704)

Net cash provided from (used for) operating activities	11,681	(1,510)	—	10,171

Cash flows provided from (used for) investing activities:
Capital expenditures:
New restaurant development	(107)	(1,647)	—	(1,754)
Restaurant remodeling	(61)	—	—	(61)
Other restaurant expenditures	(557)	(817)	—	(1,374)
Corporate and restaurant information systems	(121)	(45)	—	(166)

Total capital expenditures	(846)	(2,509)	—	(3,355)
Proceeds from sale-leaseback transactions	1,238	1,580	—	2,818

Net cash provided from (used for) investing activities	392	(929)	—	(537)

Cash flows provided from (used for) financing activities:
Payments on revolving credit facility, net	(600)	—	—	(600)
Scheduled principal payments on term loans	(3,375)	—	—	(3,375)
Principal pre-payments on term loans	(9,000)	—	—	(9,000)
Payments on other notes payable, net	(98)	—	—	(98)
Principal payments on capital leases	(44)	(62)	—	(106)
Financing costs associated with issuance of debt and lease financing obligations	(61)	(160)	—	(221)
Proceeds from lease financing obligations	1,250	3,250	—	4,500

Net cash provided from (used for) financing activities	(11,928)	3,028	—	(8,900)

Net increase in cash and cash equivalents	145	589	—	734
Cash and cash equivalents, beginning of period	708	1,706	—	2,414

Cash and cash equivalents, end of period	$853	$2,295	$—	$3,148

ITEM 2—MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Throughout this Quarterly Report on Form 10-Q/A, we refer to Carrols Corporation, a Delaware corporation, as “Carrols” and, together with its consolidated subsidiaries, as “we”, “our” and “us” unless otherwise indicated. Any reference to “Carrols Holdings” or “Holdings” refers to our sole stockholder and corporate parent, Carrols Holdings Corporation, a Delaware corporation, unless otherwise indicated.

We use the term “Segment EBITDA” in Amendment No. 1 to our Quarterly Report on Form 10-Q/A for the quarterly period ended April 3, 2005 because we believe it is a useful financial indicator for measuring segment operating results. Segment EBITDA may not be necessarily comparable to other similarly titled captions of other companies due to differences in methods of calculation.

This 2005 Quarterly Report on Form 10-Q/A contains statements which constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Statements that are predictive in nature or that depend upon or refer to future events or conditions are forward-looking statements. These statements are often identified by the words “may,” “might,” “will,” “should,” “anticipate,” “believe,” “expect,” “intend,” “estimate,” “hope” or similar expressions. In addition, expressions of our strategies, intentions or plans are also forward looking statements. These statements reflect management’s current views with respect to future events and are subject to risks and uncertainties, both known and unknown. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their date. There are important factors that could cause actual results to differ materially from those in forward-looking statements, many of which are beyond our control. Investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements. We believe important factors that could cause actual results to differ materially from our expectations include the following, in addition to other risks and uncertainties discussed herein and in Amendment No. 1 to our Annual Report on Form 10-K/A for the fiscal year ended December 31, 2004:

•	Competitive conditions;

•	Regulatory factors;

•	Environmental conditions and regulations;

•	General economic conditions, particularly at the retail level;

•	Weather conditions;

•	Fuel prices;

•	Significant disruptions in service or supply by any of our suppliers or distributors;

•	Labor and employment benefit costs;

•	The outcome of pending or yet-to-be instituted legal proceedings;

•	Our ability to manage our growth and successfully implement our business strategy;

•	The risks associated with the expansion of our business;

•	General risks associated with the restaurant industry;

•	Our inability to integrate any businesses we acquire;

•	Our borrowing costs and credit ratings, which may be influenced by the credit ratings of our competitors;

•	The availability and terms of necessary or desirable financing or refinancing and other related risks and uncertainties;

•	The risk of events similar to those of September 11, 2001 or an outbreak or escalation of any insurrection or armed conflict involving the United States or any other national or international calamity;

•	Factors that affect the restaurant industry generally, including recalls if products become adulterated or misbranded, liability if product consumption causes injury, ingredient disclosure and labeling laws and regulations and the possibility that consumers could lose confidence in the safety and quality of certain food products, as well as recent publicity concerning the health implications of obesity and transfatty acids; and

•	other risks and uncertainties that are discussed herein and in Amendment No. 1 to our Annual Report on Form 10-K/A for the fiscal year ended December 31, 2004.

We use a 52-53 week fiscal year ending on the Sunday closest to December 31. For convenience, all references herein to the fiscal years ended January 2, 2005 and December 28, 2003 will be referred to as the fiscal years ended December 31, 2004 and 2003, respectively. Similarly, all references herein to the three months ended April 3, 2005 and March 28, 2004 will be referred to as the three months ended March 31, 2005 and March 31, 2004, respectively.

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

Taco Cabana. Taco Cabana restaurants combine fresh, high-quality Tex-Mex and traditional Mexican style food in a festive setting with the convenience and value of quick-service restaurants. Menu items include sizzling fajitas, quesadillas, enchiladas, other Tex-Mex dishes, fresh-made flour tortillas, frozen margaritas and beer. Most menu items are made fresh daily in each of our Taco Cabana restaurants. Taco Cabana pioneered the Mexican patio café concept with its first restaurant in San Antonio, Texas in 1978. As of March 31, 2005, we owned and operated 127 Taco Cabana restaurants located in Texas, Oklahoma and New Mexico and franchised seven Taco Cabana restaurants in Texas, New Mexico and Georgia. For the three months ended March 31, 2005, our company-owned Taco Cabana restaurants generated total revenues of $50.1 million and segment EBITDA of $7.3 million.

Pollo Tropical. Pollo Tropical restaurants combine high quality distinctive menu items and an inviting tropical setting with the convenience and value of quick-service restaurants. Our Pollo Tropical restaurants feature fresh grilled chicken marinated in a proprietary blend of tropical fruit juices and spices and authentic “made from scratch” side dishes. Most menu items are made fresh daily in each of our Pollo Tropical restaurants. Pollo Tropical opened its first company-owned restaurant in 1988 in Miami. As of March 31, 2005, we owned and operated a total of 64 Pollo Tropical restaurants, 55 of which were located in south Florida and nine of which were located in central Florida. We also franchised 24 Pollo Tropical restaurants as of March 31, 2005, 20 of which were located in Puerto Rico, three in Ecuador and one in Miami. Since our acquisition of Pollo Tropical, we have expanded the brand by over 75% by opening 28 new restaurants. For the three months ended March 31, 2005, our company-owned Pollo Tropical restaurants generated total revenues of $34.4 million and segment EBITDA of $7.4 million.

Burger King. Burger King is one of the largest hamburger restaurant chains in the world and we are the largest Burger King franchisee. Burger King restaurants feature the popular flame-broiled WHOPPER® sandwich as well as hamburgers and other sandwiches, fries, salads, breakfast items and other offerings typically found in quick-service hamburger restaurants. As of March 31, 2005, we operated 347 Burger King restaurants located in 13 Northeastern, Midwestern and Southeastern states. For the three months ended March 31, 2005, our Burger King restaurants generated total revenues of $84.9 million and segment EBITDA of $5.8 million.

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

Restatements of Previously Issued Financial Statements

Current Restatement

As previously reported in Amendment No. 1 to our 2004 Annual Report on Form 10-K/A for the year ended December 31, 2004, we restated our financial statements including applicable footnotes as of December 31, 2004 and 2003 and for the years ended December 31, 2004, 2003 and 2002 and the unaudited quarterly financial information for the first three quarters of 2004.

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

We previously considered the land and building as a single asset and depreciated this asset (both land and building) over a depreciable life that was deemed to be the 20-year primary lease term of the underlying obligation. We have concluded that our prior accounting was in error and that the portion of the asset representing land should not be depreciated and the depreciation of the building portion of this asset should continue using its original estimated useful life rather than the term of the underlying obligation. The effect of this restatement resulted in a reduction of depreciation expense of $0.5 million and an increase to net income of $0.3 million in both the three months ended March 31, 2005 and 2004, respectively.

Historically, we allocated the related lease payments between interest and principal using an interest rate that would fully amortize the lease financing obligation by the end of the primary lease term. Due to the change in depreciation described above, the assets subject to the lease financing obligations will have a net book value at the end of the primary lease term, primarily for the land portion. To prevent the recognition of a non-cash loss or negative amortization of the obligation through the end of the primary lease term, it was necessary to reevaluate the selection of interest rates which included our incremental borrowing rate, and to adjust the rates used to amortize the lease financing obligations so that a lease obligation equal to or greater than the unamortized asset remained at the end of the primary lease term. The effect of this restatement resulted in an increase in interest expense related to the lease financing obligations of $0.7 million in both the three months ended March 31, 2005 and 2004 and a decrease to net income of $0.4 million and $0.6 million in each of the three months ended March 31, 2005 and 2004, respectively.

These restatements also resulted in an increase in land and buildings subject to lease financing obligations of $12.0 million and an increase in lease financing obligations of $18.0 million at March 31, 2005.

We also reviewed previously reported sale-leaseback transactions and determined twelve additional real estate transactions were required to be recorded as financing transactions rather than as sale/leaseback transactions under SFAS No. 98 “Accounting for Leases” due to certain forms of continuing involvement. The impact of this restatement is to keep the assets subject to such leases on our balance sheet and to record the proceeds we received from these transactions (including the gains previously deferred) as lease financing obligations. This restatement also affects our operating results by increasing the depreciation expense for buildings subject to these transactions and recharacterizing the lease payments, previously reported as rent expense for these restaurants, as interest expense and principal repayments on the related financing obligations. The effect of this restatement (a) for the three months ended March 31, 2005 and 2004 was to (i) reduce rent expense by $0.3 million in each period; (ii) increase depreciation expense by $0.1 million in each period; (iii) increase interest expense by $0.3 million in each period; and (iv) reduce net income by $0.1 million in each period; and (b) at March 31, 2005, to increase the net book value of the assets subject to lease financing obligations by $9.4 million, reduce deferred income-sale/leaseback of real estate by $3.0 million and increase lease financing obligations by $14.7 million.

The net effect of the above current restatements was to decrease net income $0.2 million in each of the three months ended March 31, 2005 and 2004, respectively.

Deferred Taxes

We also have reviewed deferred taxes recorded for certain long-lived assets and liabilities that were previously acquired in business combinations and the related differences between the income tax bases and the financial reporting bases of these assets and liabilities and determined that the deferred taxes recorded at the acquisition dates were incorrect. The result of these restatements was to decrease goodwill and deferred tax liabilities by $2.1 million in the aggregate related to our 2000 acquisition of Taco Cabana and to increase goodwill and deferred tax liabilities by $0.6 million related to our 1998 acquisition of Pollo Tropical. This restatement also cumulatively decreased goodwill amortization expense by $0.1 million for periods prior to 2002.

Statements of Cash Flows

The Company has corrected its previously issued financial statements to reflect the proceeds from qualifying sale-leaseback transactions within investing activities rather than as financing activities as previously reported in the statements of cash flows. For the three months ended March 31, 2004 proceeds from qualifying sale-leaseback transactions included in the accompanying consolidated financial statements were $2.8 million. We have also restated our consolidated statements of cash flows for the three months ended March 31, 2005 and 2004 to reflect the impact of changes in accounts payable related to the acquisition of property and equipment as a non-cash item as required under SFAS No. 95.

Previous Restatement

As previously reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, the Company restated its financial statements including applicable footnotes as of December 31, 2003 and for the years ended December 31, 2003 and 2002 and the unaudited quarterly financial information for the first three quarters of 2004.

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

Upon such review, we restated our financial statements for the years ended December 31, 2003 and 2002 and the unaudited quarterly financial information for 2003 and the first three quarters of 2004 to correct errors in our lease accounting. Specifically, we revised our lease term for purposes of lease classification and calculating straight-line rent expense to only include renewal options that are reasonably assured of exercise because an economic penalty, as defined under SFAS No. 13, “Accounting for Leases,” (“SFAS 13”) would be incurred in the event of non-renewal. We also revised our useful lives of leasehold improvements to the shorter of their economic lives or the lease term as defined in SFAS No. 13. The primary impact of the restatement was to accelerate depreciation of buildings on leased land and leasehold improvements made subsequent to the lease inception date. The restatement also reduced the lives of intangible assets related to leases. As a result of this restatement, amortization expense for leasehold improvements was increased by $0.4 million in the first three months of 2004.

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

Accounting for Franchise Rights

In 2004, we also reviewed our accounting policies for the amortization of franchise rights, intangible assets pertaining to our Burger King acquisitions, and determined that we made an error in the assessment of their remaining useful lives at January 1, 2002, as part of our adoption of SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). Beginning on January 1, 2002, amounts allocated to franchise rights for each acquisition are amortized using the straight-line method over the average remaining term of the acquired franchise agreements at January 1, 2002, plus one twenty-year renewal period. Previously, we amortized the amounts allocated to franchise rights over periods ranging from twenty to forty years.

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

Accounting for Guarantor Financial Statements

We have restated our financial statements to correct the disclosure related to the Company and its subsidiaries who guarantee certain of the Company’s securities for the three months ended March 31, 2004 to reflect the allocation of corporate costs to conform to the current year presentation. See Note 13 to the Consolidated Financial Statements.

All previously reported amounts that appear in our Management’s Discussion and Analysis of Financial Condition and Results of Operations below have also been restated to report the revised amounts. See Note 3 to the accompanying Consolidated Financial Statements for a complete discussion of the restatements.

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

Evaluation of Goodwill. We must evaluate our recorded intangible assets for impairment under SFAS 142 on an ongoing basis. We have elected to conduct our annual impairment review of goodwill and other indefinite-lived intangible assets at December 31. Our review at December 31, 2004 indicated there has been no impairment as of that date. This annual evaluation requires us to make estimates and assumptions regarding the fair value of our reporting units. These estimates may differ from actual future events.

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

Lease Accounting. Judgments made by management for its lease obligations include the lease term including the determination of renewal options that are reasonably assured which can affect the classification of a lease as capital or operating for accounting purposes, the term over which related leasehold improvements for each restaurant are amortized, and any rent holidays and/or changes in rental amounts for recognizing rent expense over the term of the lease. These judgments may produce materially different amounts of depreciation, amortization and rent expense than would be reported if different assumed lease terms were used.

We also must evaluate under SFAS No. 98, “Accounting for Leases”, (“SFAS 98”) sales of our restaurants which occur in sale-leaseback transactions to determine the proper accounting for the proceeds of such sales either as a sale or a financing. This evaluation requires certain judgments in determining whether or not clauses in the lease or any related agreements constitute continuing involvement under SFAS 98. These judgments must also consider the various interpretations of SFAS 98 since its issuance in 1989. For those sale-leasebacks that are accounted for as financing transactions, we must estimate our incremental borrowing rate, or an other rate in cases where the incremental borrowing rate is not appropriate to utilize, for purposes of determining interest expense and the resulting amortization of the lease financing obligation. Changes in the determination of the incremental borrowing rates or other rates utilized in connection with the accounting for lease financing transactions could have a significant effect on the interest expense and underlying balance of the lease financing obligations.

In addition, if a purchase option exists for any properties subject to a lease financing obligation, the purchase option is evaluated for its probability of exercise on an ongoing basis. This evaluation considers many factors including, without limitation, our intentions, the fair value of the underlying properties, our ability to acquire the property, economic circumstances and other available alternatives to us for the continued use of the property. These factors may change and be considered differently in future assessments of probability. At March 31, 2005 there were no purchase options for properties subject to lease financing obligations that we deemed were probable of exercise.

Recent Accounting Developments

In September 2004, the Financial Accounting Standards Board (“FASB”) issued Emerging Issues Task Force (“EITF”) Topic D-108, “Use of the Residual Method to Value Acquired Assets Other than Goodwill,” which requires companies, which have applied the residual method to value intangible assets, to perform an impairment test on those intangible assets by the end of the first quarter of 2005. The provisions of EITF Topic D-108 did not affect our consolidated financial statements.

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

The following table sets forth, for the three months ended March 31, 2005 and 2004, selected operating results as a percentage of restaurant sales:

	As Restated (Note 3) 2005	As Restated (Note 3) 2004
Restaurant sales:
Burger King	50.2%	51.8%
Pollo Tropical	20.2%	18.8%
Taco Cabana	29.6%	29.4%

	100.0%	100.0%
Costs and expenses:
Cost of sales	28.9%	27.9%
Restaurant wages and related expenses	29.6%	30.6%
Restaurant rent expense	5.3%	5.3%
Other restaurant expenses	14.3%	14.0%
Advertising expense	3.9%	3.7%
General and administrative	6.2%	6.6%
Income from restaurant operations	6.6%	5.3%

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

Restaurant rent expense, as a percentage of total restaurant sales, was 5.3% for both the first quarters of 2005 and 2004.

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

Segment EBITDA. Segment EBITDA is a measure of segment profit or loss reported to the chief operating decision maker for purposes of allocating resources to our restaurant concepts and assessing their performance. Segment EBITDA is defined as earnings before interest, income taxes, depreciation and amortization, impairment losses, stock-based compensation expense, other income and expense and loss on extinguishment of debt. Segment EBITDA for our Taco Cabana restaurant concept increased 16.1% to $7.3 million in the first quarter of 2005 from $6.3 million in 2004. Segment EBITDA for our Pollo Tropical restaurant concept increased $0.2 million to $7.4 million in the first quarter of 2005 from $7.2 million in 2004. Segment EBITDA for our Burger King restaurant segment decreased $0.2 million to $5.8 million in the first quarter of 2005 from $6.0 million in 2004.

Depreciation and Amortization and Impairment Losses. Depreciation and amortization expense decreased to $8.4 million in the first quarter of 2005 from $10.2 million in the first quarter of 2004 due primarily to lower depreciation of equipment and information systems related to our Burger King restaurants of $0.5 million, lower leasehold improvement amortization of $0.2 million for all of our restaurants and also in general to lower capital expenditures for the year ended December 31, 2004 at our Burger King and Taco Cabana restaurants compared to historical levels. Impairment losses were $0.4 million and $0.3 million in the first three months of 2005 and 2004, respectively, and were related in both years to certain underperforming Burger King restaurants.

Interest Expense. Interest expense increased $1.3 million to $10.3 million in the first quarter of 2005 from $9.0 million in 2004 due primarily to higher average debt balances in the first quarter 2005 resulting from the December 2004 refinancing and higher effective interest rates on our floating rate debt. The weighted average interest rate on all long-term debt for the three months ended March 31, 2005 decreased to 6.8% from 7.5% in the first three months of 2004. This decrease was due to our senior subordinated notes, which are at a higher rate than our borrowings under our senior credit facility, comprising a lower percentage of our total outstanding long-term debt in 2005, as a result of increased borrowings under our senior credit facility from our refinancing in the fourth quarter of 2004.

Provision for Income Taxes. The provision for income taxes for the first quarter of 2005 was derived using an estimated effective annual income tax rate for 2005 of approximately 33%. The benefit for income taxes in the first quarter of 2004 is based on an effective tax rate for 2004 of 45.4%. This rate is higher than the statutory Federal tax rate primarily due to state income taxes and tax credits.

Net Income (Loss). As a result of the foregoing, net income in the first quarter of 2005 increased to $0.9 million from a net loss of $0.2 million in the first quarter of 2004.

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

Operating activities. Net cash used for operating activities in the first quarter of 2005 was $20.5 million compared to net cash provided by operating activities of $10.2 million in the first quarter of 2004. At December 31, 2004 we had $31.5 million in cash due to the timing of payments associated with the December 2004 refinancing. In the first quarter of 2005, we paid the $20.3 million bonus to employees (including management) and a director and the applicable taxes of $0.6 million, as well as $5.5 million of tax withholdings related to the dividend payment in late December of 2004. These payments, totaling $26.4 million, resulted in a net use of cash for operating activities in the first quarter of 2005. Our income tax payments included in operating activities have been historically reduced due to the utilization of net operating loss carry-forwards. As of December 31, 2004, we had $1.6 million of remaining net operating loss carryforwards for Federal income tax purposes, Federal alternative minimum tax credit carryforwards of $2.9 million and Federal work opportunity tax credit carryforwards of $2.9 million.

Investing activities including capital expenditures and sale-leaseback transactions. Net cash used for investing activities for the three months ended March 31, 2005 was $5.3 million primarily due to capital expenditures (that represent a major investment of cash for us) of $5.1 million. Capital expenditures were $3.4 million in 2004. Net cash used for investing activities for the three months ended March 31, 2004 was $0.5 million and included the sale of two restaurant properties in sale-leaseback transactions for net proceeds of $2.8 million. There were no sale-leaseback transactions in the first quarter of 2005. The net proceeds from these sales in 2004 were used to reduce outstanding debt on our prior senior credit facility.

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

	Taco Cabana	Pollo Tropical	Burger King	Other	Consolidated
Three months ended March 31, 2005:
Restaurant maintenance expenditures (1)	$416	$360	$489	$—	$1,265
Restaurant remodeling expenditures	—	112	64	—	176
New restaurant development expenditures	1,207	2,153	(14)	—	3,346
Other capital expenditures	—	—	—	287	287

Total capital expenditures	$1,623	$2,625	$539	$287	$5,074

Number of new restaurant openings	1	1	0		2

Three Months Ended March 31, 2004:
Restaurant maintenance expenditures (1)	$444	$373	$557	$—	$1,374
Restaurant remodeling expenditures	—	—	61	—	61
New restaurant development expenditures	1,538	109	107	—	1,754
Other capital expenditures	—	—	—	166	166

Total capital expenditures	$1,982	$482	$725	$166	$3,355

Number of new restaurant openings	2	0	0		2

(1)	Excludes restaurant repair and maintenance expenses included in other restaurant operating expenses in our consolidated financial statements. For the three months ended March 31, 2005 and 2004, restaurant repair and maintenance expenses were approximately $4.5 million and $3.7 million, respectively.

For all of 2005, we anticipate total capital expenditures, excluding acquisitions, of approximately $30 million to $35 million. These capital expenditures include approximately $14 million to $17 million for the development of new restaurants and purchase of related real estate applicable to our Taco Cabana and Pollo Tropical restaurant concepts. In 2005 we anticipate opening approximately three to five new Pollo Tropical restaurants (of which two have opened as of July 29, 2005) and seven to nine new Taco Cabana restaurants (of which three have opened as of July 29, 2005). Capital expenditures in 2005 also include expenditures of approximately $14 million to $16 million for the ongoing reinvestment in our three restaurant concepts for remodeling costs and capital maintenance expenditures and approximately $2.0 million in other capital expenditures. In July 2005 we acquired four Taco Cabana restaurants in Texas from a franchisee for approximately $4.2 million.

Financing activities. Net cash used for financing activities for the three months ended March 31, 2005 and 2004 was $0.8 million and $8.9 million, respectively. Financing activities in these periods consisted of repayments under our debt arrangements and in the first quarter of 2004 also included voluntary prepayments under our term loans then outstanding of $9.0 million. In the first quarter of 2004 we also sold three restaurants for net proceeds of $4.5 million in sale-leaseback transactions accounted for as lease financing obligations. The net proceeds from these sales were used to reduce outstanding debt under our previous senior credit facility.

Indebtedness. At March 31, 2005, we had total debt outstanding of $512.4 million comprised of $180.0 million of unsecured senior subordinated notes, borrowings under our term loan B facility of $219.5 million under the senior credit facility, lease financing obligations of $111.8 million and capital lease obligations of $1.1 million.

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

As a result of the previous restatement of the Company’s financial statements discussed above, we were in default under our senior credit facility by failing to timely furnish our annual audited financial statements for fiscal year 2004 to our lenders. On May 19, 2005, we obtained a waiver of such default from our lenders that extended the time period to deliver the audited financial statements for the 2004 fiscal year as well as the financial statements for the first quarter of 2005 to July 31, 2005.

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

Contractual Obligations. Our contractual obligations are detailed in Amendment No. 1 to our Annual Report on Form 10-K/A for the year ended December 31, 2004. As of March 31, 2005, our contractual obligations have not materially changed from December 31, 2004.

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

ITEM 3—QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

There were no material changes from the information presented in Item 7A of Amendment No. 1 to the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2004 with respect to the Company’s market risk sensitive instruments.

ITEM 4—CONTROLS AND PROCEDURES

Restatement. As discussed in the Explanatory Note to this Form 10-Q/A, we have amended our Quarterly Report on Form 10-Q for the fiscal quarter ended April 3, 2005 to restate our consolidated financial statements for the three months ended April 3, 2005 and March 30, 2004. Refer to Note 3 to the accompanying consolidated financial statements for a complete discussion of the restatement.

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

We have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report, with the participation of the Chief Executive Officer and Chief Financial Officer, as well as other key members of our management. In the evaluation, we considered the restatement of our financial statements as discussed in Note 3 to the accompanying consolidated financial statements. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were ineffective as of April 3, 2005.

Material Weaknesses in Internal Control Over Financial Reporting. A material weakness is a control deficiency (within the meaning of PCAOB Auditing Standard No. 2), or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Management identified the following material weaknesses in its internal control over financial reporting as of April 3, 2005:

Personnel

In conjunction with filing this Form 10-Q/A, which included the restatements as discussed in Note 3 to the accompanying Consolidated Financial Statements, management concluded that the Company did not have sufficient personnel with the appropriate knowledge and expertise to identify and resolve certain complex accounting and tax matters. In addition, the Company did not perform the appropriate level of review commensurate with the Company’s financial reporting requirements to ensure the consistent execution of its responsibility in the areas of monitoring of controls, the application of U.S. generally accepted accounting policies and disclosures to support its accounting, tax and reporting functions. This material weakness contributed to certain of the material weaknesses discussed below.

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

The control deficiencies described above resulted in the restatement of the Company’s consolidated financial statements for three months ended April 3, 2005 and March 30, 2004. Additionally, each of these control deficiencies could result in the material misstatement of the aforementioned accounts that would result in material misstatements to annual or interim financial statements that would not be prevented or detected. Accordingly, management has determined at April 3, 2005 that each of these control deficiencies constituted material weaknesses.

Changes in Internal Control over Financial Reporting

No change occurred in our internal control over financial reporting during the first quarter of 2005 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Remediation of Material Weaknesses

Through the date of the filing of this Form 10-Q/A, we have remediated the following material weaknesses: item (c) under Controls over Applying the Lease Financing Method, SFAS No. 98 and Lease Accounting Policies; item (a) under Controls Related to Acquired Intangibles and Deferred Taxes in Conjunction with Acquisitions; item (a) under Controls Over Certain Financial Statement Disclosures; and Controls Over Stock Option Accounting, as described above and have taken the following steps to improve our internal controls.

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

In addition, we plan to take the following steps to remediate the material weaknesses at April 3, 2005 identified as a result of our evaluation:

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

CARROLS CORPORATION

Date: June 30, 2006	/s/ ALAN VITULI
(Signature)
Alan Vituli Chairman of the Board and Chief Executive Officer

Date: June 30, 2006	/s/ PAUL R. FLANDERS
(Signature)
Paul R. Flanders Vice President – Chief Financial Officer and Treasurer