Form 10-Q
period 2005-10-02
CARROLS CORP
filed 2006-06-30
CIK 17927

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 2, 2005

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

The number of shares of the registrant’s common stock (par value $1 per share) outstanding as of June 23, 2006 is 10.

CARROLS CORPORATION AND SUBSIDIARIES

FORM 10-Q

QUARTER ENDED SEPTEMBER 30, 2005

PART I—FINANCIAL INFORMATION

ITEM 1—INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

CARROLS CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

(Unaudited)

	September 30, 2005	December 31, 2004
ASSETS
Current assets:
Cash and cash equivalents	$5,298	$31,466
Trade and other receivables, net of reserves of $22 and $81, respectively	3,324	2,578
Inventories	5,014	4,831
Prepaid rent	3,657	3,589
Prepaid expenses and other current assets	4,889	4,358
Refundable income taxes	—	3,326
Deferred income taxes	6,170	6,242

Total current assets	28,352	56,390
Property and equipment, net (Note 3)	216,232	213,489
Franchise rights, at cost less accumulated amortization of $51,835 and $49,471, respectively (Note 4)	87,304	90,056
Goodwill (Note 4)	124,940	122,241
Intangible assets, at cost less accumulated amortization of $73 (Note 4)	1,538	—
Franchise agreements, at cost less accumulated amortization of $5,150 and $4,954, respectively	6,018	6,480
Deferred income taxes	13,887	12,940
Other assets	14,886	14,650

Total assets	$493,157	$516,246

LIABILITIES AND STOCKHOLDER’S DEFICIT
Current liabilities:
Current portion of long-term debt	$2,585	$2,611
Accounts payable	18,003	17,581
Accrued interest	3,511	956
Accrued payroll, related taxes and benefits	14,383	24,940
Accrued bonus to employees and director	—	20,860
Accrued income taxes payable	1,958	—
Other liabilities	15,277	13,957

Total current liabilities	55,717	80,905
Long-term debt, net of current portion	391,666	398,614
Lease financing obligations	110,810	111,715
Deferred income—sale-leaseback of real estate	8,674	8,585
Accrued postretirement benefits	3,925	3,504
Other liabilities (Note 8)	26,752	28,452

Total liabilities	597,544	631,775

Commitments and contingencies (Note 11)

Stockholder’s deficit:
Common stock, par value $1; authorized 1,000 shares, issued and outstanding—10 shares	—	—
Additional paid-in capital	(75,948)	(92,309)
Accumulated deficit	(28,439)	(23,220)

Total stockholder’s deficit	(104,387)	(115,529)

Total liabilities and stockholder’s deficit	$493,157	$516,246

The accompanying notes are an integral part of these consolidated financial statements.

CARROLS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004

(In thousands)

(Unaudited)

	2005	Restated (Note 2) 2004
Revenues:
Restaurant sales	$180,911	$177,796
Franchise royalty revenues and fees	375	366

Total revenues	181,286	178,162

Costs and expenses:
Cost of sales	52,068	51,853
Restaurant wages and related expenses	51,618	52,245
Restaurant rent expense	8,054	8,741
Other restaurant operating expenses	26,662	24,405
Advertising expense	6,243	6,186
General and administrative (including stock-based compensation expense of $614 in 2004)	9,848	11,117
Depreciation and amortization	8,202	9,641
Impairment losses (Note 3)	574	60
Other expense (Note 6)	—	2,352

Total operating expenses	163,269	166,600

Income from operations	18,017	11,562
Interest expense	10,916	8,587

Income before income taxes	7,101	2,975
Provision for income taxes (Note7)	1,839	1,360

Net income	$5,262	$1,615

The accompanying notes are an integral part of these consolidated financial statements.

CARROLS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004

(In thousands)

(Unaudited)

	2005	Restated (Note 2) 2004
Revenues:
Restaurant sales	$531,442	$511,863
Franchise royalty revenues and fees	1,160	1,122

Total revenues	532,602	512,985

Costs and expenses:
Cost of sales	154,424	147,854
Restaurant wages and related expenses	153,740	151,767
Restaurant rent expense	25,818	25,582
Other restaurant operating expenses	75,976	69,154
Advertising expense	19,791	19,059
General and administrative (including stock-based compensation expense of $16,432 and $2,238, respectively)	47,832	32,987
Depreciation and amortization	24,929	29,864
Impairment losses (Note 3)	1,427	629
Other expense (Note 6)	—	2,352

Total operating expenses	503,937	479,248

Income from operations	28,665	33,737
Interest expense	31,830	26,312

Income (loss) before income taxes	(3,165)	7,425
Provision for income taxes (Note 7)	2,054	3,395

Net income (loss)	$(5,219)	$4,030

The accompanying notes are an integral part of these consolidated financial statements.

CARROLS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004

(In thousands)

(Unaudited)

	2005	Restated (Note 2) 2004
Cash flows provided from operating activities:
Net income (loss)	$(5,219)	$4,030
Adjustments to reconcile net income (loss) to net cash provided from operating activities:
Gain on disposal of property and equipment	(585)	(314)
Stock-based compensation	16,310	2,238
Depreciation and amortization	24,929	29,864
Amortization of deferred financing costs	1,154	1,178
Amortization of unearned purchase discounts	(1,616)	(1,617)
Amortization of deferred gains from sale-leaseback transactions	(377)	(342)
Accretion of interest on lease financing obligations	257	320
Impairment losses	1,427	629
Deferred income taxes	(876)	498
Decrease in accrued bonus to employees and director	(20,860)	—
(Decrease) increase in accrued payroll, related taxes and benefits	(10,506)	7,206
Changes in other operating assets and liabilities	6,585	5,651

Net cash provided from operating activities	10,623	49,341

Cash flows used for investing activities:
Capital expenditures:
New restaurant development	(15,497)	(7,269)
Restaurant remodeling	(2,093)	(818)
Other restaurant capital expenditures	(6,188)	(4,151)
Corporate and restaurant information systems	(985)	(724)
Acquisition of Taco Cabana restaurants (Note 4)	(4,220)	—

Total capital expenditures	(28,983)	(12,962)
Properties purchased for sale-leaseback	(275)	(924)
Proceeds from sale-leaseback transactions	1,137	9,703
Proceeds from sales of other properties	669	1,174

Net cash used for investing activities	(27,452)	(3,009)

Cash flows used for financing activities:
Payments on revolving credit facility, net	—	(500)
Scheduled principal payments on term loans	(1,650)	(10,125)
Principal pre-payments on term loans	(6,000)	(39,000)
Settlement of lease financing obligation	(1,074)	—
Payments on other notes payable	—	(117)
Principal payments on capital leases	(311)	(294)
Financing costs associated with issuance of debt and lease financing obligations	(304)	(221)
Proceeds from lease financing obligations	—	4,500

Net cash used for financing activities	(9,339)	(45,757)

(Decrease) increase in cash and cash equivalents	(26,168)	575
Cash and cash equivalents, beginning of period	31,466	2,414

Cash and cash equivalents, end of period	$5,298	$2,989

Supplemental disclosures:
Interest paid on long-term debt	$19,843	$12,945
Interest paid on lease financing obligations	$8,020	$7,948
Income taxes paid (refunded), net	$(2,229)	$3,670
Increase (decrease) in accruals for capital expenditures	$(44)	$568
Capital lease obligations incurred	$987	$—

The accompanying notes are an integral part of these consolidated financial statements.

CARROLS CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands of dollars, except share amounts)

1. Basis of Presentation

Basis of Consolidation. The unaudited consolidated financial statements include the accounts of Carrols Corporation and its subsidiaries (“Carrols” or the “Company”). All intercompany transactions have been eliminated in consolidation. The Company is a wholly-owned subsidiary of Carrols Holdings Corporation (“Holdings”).

Business Description. At September 30, 2005, the Company operated, as franchisee, 338 quick-service restaurants under the trade name “Burger King” in thirteen Northeastern, Midwestern and Southeastern states. At September 30, 2005, the Company also owned and operated 66 Pollo Tropical restaurants located in Florida and franchised a total of 25 Pollo Tropical restaurants in Puerto Rico, Ecuador and Florida. At September 30, 2005, the Company owned and operated 132 Taco Cabana restaurants located primarily in Texas and franchised two Taco Cabana restaurants in New Mexico and one in Georgia.

Fiscal Year. The Company uses a 52-53 week fiscal year ending on the Sunday closest to December 31. All references herein to the fiscal years ended January 2, 2005 and December 28, 2003 will be referred to as the fiscal years ended December 31, 2004 and 2003, respectively. Similarly, all references herein to the three and nine months ended October 2, 2005 and September 26, 2004 will be referred to as the three and nine months ended September 30, 2005 and September 30, 2004, respectively.

Basis of Presentation. The accompanying unaudited consolidated financial statements for the three and nine months ended September 30, 2005 and 2004 have been prepared without an audit, pursuant to the rules and regulations of the Securities and Exchange Commission and do not include all of the information and the footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all normal and recurring adjustments considered necessary for a fair presentation of such financial statements have been included. The results of operations for the three and nine months ended September 30, 2005 and 2004 are not necessarily indicative of the results to be expected for the full year.

These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2004 contained in Amendment No. 1 to the Company’s 2004 Annual Report on Form 10-K/A. The December 31, 2004 balance sheet data is derived from those audited financial statements. The Company restated its financial statements including applicable footnotes in Amendment No. 1 to its 2004 Annual Report on Form 10-K/A as of December 31, 2004 and December 31, 2003 and for the years ended December 31, 2004, 2003 and 2002 as further discussed in Note 2 of the consolidated financial statements contained therein. The consolidated financial statements as of and for the three and nine months ended September 30, 2004 and all previously reported amounts affected by the restatement that appear elsewhere in these footnotes to the consolidated financial statements have also been restated. See Note 2 to these consolidated financial statements for a complete discussion of the restatement.

Use of Estimates. The preparation of the financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Significant items subject to such estimates include: accrued occupancy costs, insurance liabilities, legal obligations, income taxes, evaluation of goodwill, long-lived assets and Burger King franchise rights for impairment. Actual results could differ from those estimates.

Acquisition of Taco Cabana Restaurants. The Company’s consolidated financial statements include the results of operations for four Taco Cabana restaurants acquired from a former franchisee for a cash purchase price of $4.2 million since their acquisition in July 2005. The assets acquired were recorded at fair value as determined by management based on information available. Certain reacquired rights, including the right to the acquirer’s trade name, were recorded as an intangible asset with a fair value of $1.6 million apart from goodwill. The Company has determined the weighted average remaining life of this intangible asset to be approximately seven years, based on the remaining terms of the acquired franchise agreements.

Stock-Based Compensation. Effective May 3, 2005, Holdings issued an aggregate of 260,600 shares of Holdings common stock in exchange for the cancellation and termination of an identical number of outstanding options to purchase shares of Holdings common stock. During the second quarter of 2005 Holdings also issued an additional 5,440 shares of Holdings common stock in separate awards to employees. As a consequence of the exchange, all outstanding stock options were cancelled and terminated. All shares were issued pursuant to stock award agreements, which provide that such shares

CARROLS CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(in thousands of dollars, except share amounts)

are fully vested and non-forfeitable upon issuance, but may not be sold or otherwise disposed of for a period of two years from the date of issuance. Such agreements also provide that up to an aggregate of 16% of each recipient’s shares (for those recipients that were issued 100 or more shares) are subject to repurchase by Holdings (at its option) after December 31, 2006 under certain circumstances described in the award agreements. In addition, such shares may be subject to repurchase by Holdings (at its option) in the event of a termination of employment before the occurrence of certain events. The Company recorded a pre-tax compensation charge, including applicable payroll taxes, of $16.4 million in the second quarter of 2005 due to these stock awards.

Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” (“SFAS 123”) permits entities to recognize as an expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS 123, as amended, allows entities to continue to apply the provisions of Accounting Principles Board No. 25, “Accounting for Stock Issued to Employees,” (“APB 25”) and provide pro forma net income disclosures for employee stock option grants as if the fair-value-based method defined in SFAS 123 has been applied. The Company has elected to continue applying the provisions of APB 25 and to provide the pro forma disclosure provisions of SFAS 123.

The following table presents the Company’s pro forma net income (loss) had compensation cost been determined based upon the fair value of the stock options at the grant date consistent with the fair-value based method of SFAS 123:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	Restated Note 2 2004	2005	Restated Note 2 2004
Net income (loss) as reported	$5,262	$1,615	$(5,219)	$4,030
Add: Stock-based compensation expense included in reported net income (loss), net of related tax effects (1)	—	368	13,188	1,342
Deduct: Stock-based compensation expense determined under the fair-value based method for all awards, net of related tax effects (1)	—	(72)	(12,011)	(224)

Pro forma net income (loss)	$5,262	$1,911	$(4,042)	$5,148

(1)	The amount of stock-based compensation expense included in reported net income (loss) pertains to certain stock options requiring variable accounting, and for the nine months ended September 30, 2005, includes $13.1 million of expense related to stock awards granted in the second quarter of 2005, net of tax. This expense, net of tax, has also been included in the determination of compensation expense determined under the fair-value based method for the nine months ended September 30, 2005.

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

The Company previously considered the land and building as a single asset and depreciated this asset (both land and building) over a depreciable life that was deemed to be the 20-year primary lease term of the underlying obligation. The Company has concluded that its accounting was in error and that the portion of the asset representing land should not be depreciated and the depreciation of the building portion of this asset should continue using its original estimated useful life rather than the term of the underlying obligation. The effect of this restatement resulted in a reduction of depreciation expense of $0.5 million and $1.5 million and an increase to net income of $0.3 million and $0.9 million for the three and nine months ended September 30, 2004, respectively.

CARROLS CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(in thousands of dollars, except share amounts)

Historically, the Company allocated the related lease payments between interest and principal using an interest rate that would fully amortize the lease financing obligation by the end of the primary lease term. Due to the change in depreciation described above, the assets subject to the lease financing obligations will have a net book value at the end of the primary lease term, primarily for the land portion. To prevent the recognition of a non-cash loss or negative amortization of the obligation through the end of the primary lease term, it was necessary to reevaluate the selection of interest rates which included reconsideration of the Company’s incremental borrowing rate, and to adjust the rates used to amortize the lease financing obligations so that a lease obligation equal to or greater than the unamortized asset remained at the end of the primary lease term. The effect of this restatement resulted in an increase in interest expense related to the lease financing obligations for the three and nine months ended September 30, 2004 of $0.7 million and $2.0 million, respectively and a decrease to net income of $0.5 million and $1.5 million, respectively.

These restatements also resulted in an increase in land and buildings subject to lease financing obligations of $11.4 million and an increase in lease financing obligations of $14.6 million at December 31, 2004.

The Company also reviewed previously reported sale-leaseback transactions and determined twelve additional real estate transactions were required to be recorded as financing transactions rather than sale/leaseback transactions under SFAS No. 98 “Accounting for Leases” due to certain forms of continuing involvement. The impact of this restatement is to keep the assets subject to such leases on the Company’s balance sheet and to record the proceeds the Company received from the transactions (including the gains previously deferred) as lease financing obligations. This restatement also affects our operating results by increasing the depreciation expense for buildings subject to these transactions and re-characterizing the lease payments, previously reported as rent expense for these restaurants, as interest expense and principal repayments on the related financing obligations. The effect of this restatement (a) for the three and nine months ended September 30, 2004 was to (i) reduce rent expense by $0.3 million and $0.8 million, respectively; (ii) increase depreciation expense by $0.1 million and $0.3 million, respectively; and (iii) increase interest expense by $0.3 million and $1.0 million, respectively; and (iv) reduce net income by $0.1 million and $0.3 million, respectively; and (b) at December 31, 2004, to increase the net book value of the assets subject to lease financing obligations by $9.5 million, reduce deferred income-sale-leaseback of real estate by $3.0 million and increase lease financing obligations by $14.7 million.

The net effect of the above current restatements was to decrease net income $0.2 million and $0.4 million for the three and nine months ended September 30, 2004, respectively.

Deferred Taxes

The Company also reviewed deferred taxes recorded for certain long-lived assets and liabilities that were previously acquired in business combinations and the related differences between the income tax bases and the financial reporting bases of these assets and liabilities and determined that the deferred taxes recorded at the acquisition dates were incorrect. The result of these restatements was to decrease goodwill and deferred tax liabilities by $2.1 million in the aggregate related to our 2000 acquisition of Taco Cabana and to increase goodwill and deferred tax liabilities by $0.6 million related to our 1998 acquisition of Pollo Tropical. This restatement also cumulatively decreased goodwill amortization expense $0.1 million for periods prior to 2002. The aggregate effect of these adjustments to goodwill was a decrease of $1.4 million at December 31, 2004.

Statements of Cash Flows

The Company has corrected its previously issued financial statements to reflect the proceeds from qualifying sale-leaseback transactions within investing activities rather than as financing activities as previously reported in the statements of cash flows. For the nine months ended September 30, 2005 and 2004 proceeds from qualifying sale-leaseback transactions included in the accompanying consolidated financial statements are $1.1 million and $9.7 million, respectively. The Company has also restated its consolidated statements of cash flows for the nine months ended September 30, 2004 to reflect the impact of changes in accounts payable related to the acquisition of property and equipment as a non-cash item as required under SFAS No. 95.

Previous Restatement

As previously reported in Amendment No. 1 to the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2004, the Company restated its financial statements including applicable footnotes as of December 31, 2004 and 2003 and for the years ended December 31, 2004, 2003 and 2002.

Lease and Leasehold Improvement Accounting

The Company reviewed its lease accounting policies following a host of announcements by many restaurant and retail companies that they were revising their accounting practices for leases. The Company historically followed the accounting

CARROLS CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(in thousands of dollars, except share amounts)

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

Upon such review, the Company restated its financial statements for the years ended December 31, 2003 and 2002 and the unaudited quarterly financial information for 2003 and the first three quarters of 2004 to correct errors in its lease accounting. Specifically, the Company revised its lease term for purposes of lease classification and calculating straight-line rent expense to only include renewal options that are reasonably assured of exercise because an economic penalty, as defined under SFAS No. 13, “Accounting for Leases,” (“SFAS 13”) would be incurred in the event of non-renewal. The Company also revised its useful lives of leasehold improvements to the shorter of their economic lives or the lease term as defined in SFAS 13. The primary impact of the restatement was to accelerate depreciation of buildings on leased land and leasehold improvements made subsequent to the lease inception date. The restatement also reduced the lives of intangible assets related to leases. As a result of this restatement, amortization expense for leasehold improvements and assets related to leases for the three and nine months ended September 30, 2004 increased by $0.2 million and $0.7 million, respectively.

In conjunction with the review of its lease accounting, the Company also determined that adjustments were necessary for lease liabilities for operating leases with non-level rents at the time of its acquisitions of Pollo Tropical in 1998 and Taco Cabana in 2000 as well as liabilities related to acquired leases with above-market rentals for Taco Cabana. The Company adjusted its purchase price allocations for these acquisitions and restated lease liabilities and goodwill as of the acquisition dates. The Company also restated rent expense and interest expense for those previously reported periods subsequent to each acquisition and restated goodwill amortization through December 31, 2001. As a result of these restatements, rent expense increased $0.1 million in the three and nine months ended September 30, 2004.

Accounting for Franchise Rights

In 2004, the Company also reviewed its accounting policies for the amortization of franchise rights, intangible assets pertaining to the Company’s acquisitions of Burger King restaurants, and determined that it made an error in the assessment of their remaining useful lives at January 1, 2002, as part of its adoption of SFAS No. 142, “Goodwill and Other Intangible Assets”, (“SFAS 142”). Beginning on January 1, 2002, amounts allocated to franchise rights for each acquisition are amortized using the straight-line method over the average remaining term of the acquired franchise agreements at January 1, 2002, plus one twenty-year renewal period. Previously, the Company amortized the amounts allocated to franchise rights over periods ranging from twenty to forty years.

In connection with the review of its accounting for franchise rights, the Company also determined that it understated franchise rights and deferred tax liabilities each by $14.0 million that pertained to an acquisition of 64 Burger King restaurants in 1997.

The adjustments related to these restatements reduced amortization expense for the three and nine months ended September 30, 2004 by $0.2 million and $0.5 million, respectively.

Stock-based Compensation Expense

In 2004, the Company reevaluated the terms of its option plans and grants and concluded that provisions of certain options granted under our plans required the Company to account for these options using the variable accounting provisions of APB 25. Previously, the Company had accounted for these options under APB 25 using a fixed accounting treatment whereby compensation expense, if any, was only evaluated at the date of the option grant. The impact of this adjustment was to increase stock-based compensation expense, included in general and administrative expenses, for the three and nine months ended September 30, 2004 by $0.6 million and $2.2 million, respectively.

Accounting for Guarantor Financial Statements

The Company has also restated its financial statements to correct the disclosure related to the Company and its subsidiaries who guarantee certain of the Company’s securities for the three and nine months ended September 30, 2004 to reflect the allocation of corporate costs to conform to the current year presentation. See Note 13.

CARROLS CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(in thousands of dollars, except share amounts)

The following tables sets forth the previously reported amounts and the restated amounts reflected in the accompanying consolidated financial statements for the three and nine months ended September 30, 2004:

Three months ended September 30, 2004:	As Previously Reported	As Restated
Consolidated Statements of Operations:
Restaurant rent expense	$8,966	$8,741
General and administrative expense	10,503	11,117
Depreciation and amortization	9,986	9,641
Total operating expenses	166,556	166,600
Income from operations	11,606	11,562
Interest expense	7,516	8,587
Income before income taxes	4,090	2,975
Provision for income taxes	1,506	1,360
Net income	2,584	1,615

Nine months ended September 30, 2004:	As Previously Reported	As Restated
Consolidated Statements of Operations:
Restaurant rent expense	$26,253	$25,582
General and administrative expense	30,749	32,987
Depreciation and amortization	30,944	29,864
Total operating expenses	478,761	479,248
Income from operations	34,224	33,737
Interest expense	23,145	26,312
Income before income taxes	11,079	7,425
Provision for income taxes	4,063	3,395
Net income	7,016	4,030

Nine months ended September 30, 2004:	As Previously Reported	As Restated
Consolidated Statements of Cash Flows:
Net income	$7,016	$4,030
Depreciation and amortization	30,944	29,864
Amortization of deferred financing costs	1,095	1,178
Amortization of deferred gains from sale-leaseback transactions	(468)	(342)
Accretion of interest on lease financing obligations	—	320
Deferred income taxes	1,431	498
Increase in accrued payroll, related taxes and benefits	4,968	7,206
Changes in other operating assets and liabilities	6,803	5,651
Net cash provided from operating activities	51,586	49,341
Total capital expenditures	(13,529)	(12,962)
Net cash used for investing activities	(13,279)	(3,009)
Principal payments on lease financing obligations	(1,678)	—
Net cash used for financing activities	(37,732)	(45,757)

All previously reported amounts affected by the restatements that appear elsewhere in these footnotes to the consolidated financial statements have also been restated.

CARROLS CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(in thousands of dollars, except share amounts)

3. Impairment of Long-Lived Assets

The Company reviews its long-lived assets, principally property and equipment, for impairment at the restaurant level. If an indicator of impairment exists for any of its assets, an estimate of undiscounted future cash flows from the related long-lived assets is compared to their respective carrying values. If the carrying value is greater than the undiscounted cash flows the Company then determines the fair value of the assets. If an asset is determined to be impaired, the loss is measured by the excess of the carrying amount of the asset over its fair value.

For the three and nine months ended September 30, 2005 and 2004, the Company recorded impairment losses on long-lived assets, including Burger King franchise rights, for its segments as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Burger King	$574	$60	$1,332	$629
Taco Cabana	—	—	95	—

	$574	$60	$1,427	$629

4. Goodwill, Franchise Rights and Intangible Assets

Goodwill. Goodwill is reviewed for impairment annually, or more frequently when events and circumstances indicate that the carrying amounts may be impaired. The Company performs its annual impairment assessment as of December 31 and does not believe circumstances have changed since the last assessment date which would make it necessary to reassess its values. Changes in goodwill are summarized below:

	Taco Cabana	Pollo Tropical	Burger King	Total
Carrying amount, beginning of year	$64,484	$56,307	$1,450	$122,241
Goodwill acquired during the period	2,699	—	—	2,699

Goodwill, end of period	$67,183	$56,307	$1,450	$124,940

Burger King Franchise Rights. Amounts allocated to franchise rights for each Burger King acquisition are amortized using the straight-line method over the average remaining term of the acquired franchise agreements at January 1, 2002 plus one twenty-year renewal period. The Company assesses the potential impairment of franchise rights whenever events or changes in circumstances indicate that the carrying value may not be recoverable. If an indicator of impairment exists for any of its assets, an estimate of the aggregate undiscounted future cash flows from the acquired restaurants is compared to the respective carrying value of franchise rights for each acquisition. If an asset is determined to be impaired, the loss is measured by the excess of the carrying amount of the asset over its fair value. The Company recorded impairment charges related to Burger King franchise rights of $0 and $316 for the three and nine months ended September 30, 2005, respectively. There were no impairment charges related to Burger King franchise rights in the three and nine months ended September 30, 2004.

Amortization expense related to Burger King franchise rights for the three months ended September 30, 2005 and 2004 was $706 and $808, respectively. Amortization expense related to franchise rights for the nine months ended September 30, 2005 and 2004 was $2,313 and $2,424, respectively.

Intangible Assets. In July 2005, the Company completed the acquisition of four Taco Cabana restaurants from a franchisee for a cash purchase price of approximately $4.2 million. Under Emerging Issues Task Force Issue No. 04-1 “Accounting for Preexisting Relationships between the Parties to a Business Combination (“EITF 04-1”), certain reacquired rights, including the right to the acquirer’s trade name, are required to be recognized as intangible assets apart from goodwill. The Company has allocated $1.6 million of the purchase price to this intangible asset and determined its weighted average remaining life to be approximately six years, based on the remaining terms of the acquired franchise agreements. The Company recorded amortization expense relating to this intangible asset of approximately $73 for the three and nine months ended September 30, 2005.

CARROLS CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(in thousands of dollars, except share amounts)

5. Long-Term Debt

The Company’s senior credit facility provides for a revolving credit facility under which it may borrow up to $50.0 million (including a sub limit of up to $20.0 million for letters of credit and up to $5.0 million for swingline loans), a $220.0 million term loan B facility and incremental facilities (as defined in the new senior credit facility), at its option, of up to $100.0 million, subject to the satisfaction of certain conditions. At September 30, 2005, $212.4 million of borrowings were outstanding under the term loan B facility and no amounts were outstanding under the revolving credit facility. After reserving $10.8 million for letters of credit guaranteed by the facility, $39.2 million was available for borrowings under the revolving credit facility at September 30, 2005. The Company was in compliance with the covenants under its senior credit facility as of September 30, 2005.

On December 15, 2004, the Company issued $180 million of 9% Senior Subordinated Notes due 2013. Restrictive covenants under the senior subordinated notes include limitations with respect to the Company’s ability to issue additional debt, incur liens, sell or acquire assets or businesses, pay dividends and make certain investments. The Company was in compliance with the restrictive covenants in the indenture governing the senior subordinated notes at September 30, 2005.

In connection with the terms of the senior subordinated notes, because the Company had not yet completed an exchange offer on or prior to June 13, 2005, the interest rate on the Company’s senior subordinated notes was increased by 0.25% per annum for the 90-day period immediately following June 13, 2005 and increased by an additional 0.25% per annum in each of the subsequent 90-day periods immediately following September 11, 2005. On December 14, 2005, the exchange offer was completed which eliminated this additional interest expense after such date. This resulted in additional interest expense of $188 for the three and nine months ended September 30, 2005.

As a result of the restatement of the Company’s financial statements as discussed in Note 3, the Company was in default under its senior credit facility by failing to timely furnish its quarterly consolidated financial statements for the third quarter of 2005 to its lenders. On December 6, 2005, the Company obtained a Consent and Waiver from its lenders under the senior credit facility that permitted the Company to extend the time to deliver its consolidated financial statements for the third quarter of 2005 to February 15, 2006. On February 15, 2006, the Company obtained an additional waiver of such default from its lenders that extended the period of time to deliver its consolidated financial statements for the third quarter of 2005 to June 30, 2006. The waiver also extended the period of time to deliver its annual audited consolidated financial statements for 2005 and its consolidated financial statements for the first fiscal quarter of 2006 to June 30, 2006. While the Company currently anticipates delivering these financial statements by June 30, 2006, its failure to do so would constitute an event of default under the new senior credit facility. If such an event of default occurs under the senior credit facility that is not waived, the lenders could cause all amounts outstanding with respect to the borrowings to be due and payable immediately which in turn would result in cross defaults under the Indenture governing the senior subordinated notes. The Company’s assets and cash flow may not be sufficient to fully repay outstanding debt if accelerated upon an event of default and there can be no assurance that such outstanding debt could be refinanced in such an event on acceptable terms or at all.

6. Public Offering of Securities

During 2004, the Company’s parent company, Carrols Holdings Corporation (Holdings), filed a registration statement on Form S-1 to register an initial public offering of Enhanced Yield Securities (EYSs) comprised of common stock and senior subordinated notes. On October 25, 2004, Holdings withdrew and terminated its registration of such securities. In the third quarter of 2004, the Company expensed the costs incurred for this offering of $2.3 million.

CARROLS CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(in thousands of dollars, except share amounts)

7. Income Taxes

The income tax provision for the three and nine months ended September 30, 2005 and 2004 was comprised of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Current	$2,475	$(327)	$2,930	$2,897
Deferred	(636)	1,687	(876)	498

	$1,839	$1,360	$2,054	$3,395

The provision for income taxes in the three and nine months ended September 30, 2005 was derived using an estimated effective annual income tax rate for 2005 of 33.2%, such rate excluding those items where a discrete tax expense has been recorded. The tax provision for the nine months ended September 30, 2005 also includes $3.8 million for the non-deductible portion of stock-based compensation expense related to stock awards in the second quarter of 2005 and $0.5 million of income tax expense associated with Ohio state tax legislation enacted in the second quarter of 2005, as discussed below. The discrete tax expense for each of these items was recorded in the second quarter.

The provision for income taxes in the three and nine months ended September 30, 2004 was based on an effective tax rate for 2004 of 45.4%. This rate is higher than the statutory Federal tax rate primarily due to state income taxes and tax credits.

On June 30, 2005, tax legislation in the state of Ohio was enacted that significantly restructured the tax system for most corporate taxpayers. Included in the legislation is a multi-year phase-out of the state franchise tax and tangible personal property tax. These taxes will be replaced with a Commercial Activity Tax that will be phased-in over a five-year period. The impact of this legislation was approximately $0.5 million and resulted from the reduction of deferred tax assets associated with the future utilization of Ohio net operating loss carryforwards.

8. Other Liabilities

Other long-term liabilities at September 30, 2005 and December 31, 2004 consisted of the following:

	September 30, 2005	December 31, 2004
Unearned purchase discounts	$7,237	$8,611
Accrued occupancy costs	10,881	11,400
Accrued workers’ compensation costs	4,763	4,821
Other	3,871	3,620

	$26,752	$28,452

In 2001, management made the decision to close seven Taco Cabana restaurants in the Phoenix, Arizona market and discontinue restaurant development underway in that market. At September 30, 2005 and December 31, 2004, the Company had $1.1 million and $0.6 million in lease liability reserves, respectively, and $0.1 million in other exit cost reserves at December 31, 2004 related to these restaurants that are included in accrued occupancy costs.

CARROLS CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(in thousands of dollars, except share amounts)

The following table presents the activity in the exit cost reserve:

	Nine Months Ended September 30,
	2005	2004
Balance, beginning of period	$756	$847
Additions	467	—
Payments	(104)	(62)

Balance, end of period	$1,119	$785

In the third quarter of 2005 lease liability reserves were increased due to a change in circumstances affecting the Company’s estimates of future sub-lease revenue for one restaurant property.

9. Postretirement Benefits

The Company provides postretirement medical and life insurance benefits covering substantially all Burger King administrative and restaurant management salaried employees. A December 31 measurement date is used for postretirement benefits.

The following summarizes the components of net periodic benefit cost for the three and nine months ended September 30, 2005 and 2004:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Components of net periodic benefit cost:
Service cost	$149	$74	$296	$246
Interest cost	90	58	205	193
Amortization of gains and losses	35	7	41	38
Amortization of unrecognized prior service cost	(7)	(7)	(22)	(22)

Net periodic postretirement benefit cost	$267	$132	$520	$455

As disclosed in the Company’s Amendment No.1 to its 2004 Annual Report on Form 10-K/A, the Company expected to contribute approximately $99 to its postretirement plan in 2005. During the three and nine months ended September 30, 2005, the Company made contributions of $13 and $99 to its postretirement plan. The Company expects to make additional contributions of approximately $40 during the fourth quarter of 2005.

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

The accounting policies of each segment are the same as those described in the summary of significant accounting policies. The following table includes measures of segment profit or loss reported to the chief operating decision maker, who is our President and Chief Operating Officer, for purposes of allocating resources to the segments and assessing their performance. Segment EBITDA, which is the measure of segment profit or loss used by our chief operating decision maker, is defined as earnings before interest, income taxes, depreciation and amortization, impairment losses, stock-based compensation expense, other expense and loss on extinguishment of debt.

CARROLS CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(in thousands of dollars, except share amounts)

The “Other” column includes corporate related items not allocated to reportable segments. Other identifiable assets consist primarily of cash, certain other assets, corporate property and equipment, goodwill and deferred income taxes.

Three Months Ended:	Taco Cabana	Pollo Tropical	Burger King	Other	Consolidated
September 30, 2005:
Total revenues	$53,701	$34,907	$92,678	$—	$181,286
Cost of sales	15,483	11,412	25,173	—	52,068
Restaurant wages and related expenses	14,998	8,327	28,293	—	51,618
Depreciation and amortization	2,050	1,340	4,535	277	8,202
Segment EBITDA	8,366	7,534	10,893
Capital expenditures, including acquisitions	8,900	4,336	2,466	282	15,984

September 30, 2004 (Restated Note 2):
Total revenues	$51,852	$30,287	$96,023	$—	$178,162
Cost of sales	15,440	9,458	26,955	—	51,853
Restaurant wages and related expenses	14,703	7,656	29,886	—	52,245
Depreciation and amortization	2,343	1,230	5,629	439	9,641
Segment EBITDA	7,813	6,271	10,145
Capital expenditures	1,760	2,503	1,195	362	5,820

Nine Months Ended:
September 30, 2005:
Total revenues	$156,796	$103,954	$271,852	$—	$532,602
Cost of sales	45,516	34,308	74,600	—	154,424
Restaurant wages and related expenses	43,997	24,326	85,417	—	153,740
Depreciation and amortization	5,995	3,620	14,312	1,002	24,929
Segment EBITDA	23,584	22,374	25,495
Capital expenditures, including acquisitions	13,467	10,293	4,238	985	28,983

September 30, 2004 (Restated Note 2):
Total revenues	$149,611	$90,925	$272,449	$—	$512,985
Cost of sales	44,661	27,986	75,207	—	147,854
Restaurant wages and related expenses	42,550	22,541	86,676	—	151,767
Depreciation and amortization	7,775	3,330	17,095	1,664	29,864
Segment EBITDA	20,883	21,015	26,922
Capital expenditures	5,337	3,246	3,655	724	12,962

Identifiable Assets:
At September 30, 2005	$69,986	$56,878	$186,250	$180,043	$493,157
At December 31, 2004	63,655	50,177	198,015	204,399	516,246

CARROLS CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(in thousands of dollars, except share amounts)

A reconciliation of our segments’ EBITDA to consolidated net income (loss) is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Segment EBITDA:
Taco Cabana	$8,366	$7,813	$23,584	$20,883
Pollo Tropical	7,534	6,271	22,374	21,015
Burger King	10,893	10,145	25,495	26,922

Subtotal	26,793	24,229	71,453	68,820
Less:
Depreciation and amortization	8,202	9,641	24,929	29,864
Impairment losses	574	60	1,427	629
Interest expense	10,916	8,587	31,830	26,312
Provision for income taxes	1,839	1,360	2,054	3,395
Stock-based compensation expense	—	614	16,432	2,238
Other expense	—	2,352	—	2,352

Net income (loss)	$5,262	$1,615	$(5,219)	$4,030

11. Commitments and Contingencies

On November 30, 2002, four former hourly employees commenced a lawsuit against the Company in the United States District Court for the Western District of New York entitled Dawn Seever, et al. v. Carrols Corporation. The lawsuit alleges, in substance, that the Company violated certain minimum wage laws under the Federal Fair Labor Standards Act and related state laws by requiring employees to work without recording their time and by retaliating against those who complained. The plaintiffs seek damages, costs and injunctive relief. They also seek to notify, and eventually certify, a class consisting of current and former employees who, since 1998, have worked, or are working, for the Company. As a result of the July 21, 2005 Status Conference, the parties agreed to withdraw Plaintiff’s Motions to Certify and for National Discovery, and Defendant’s Motion to Disqualify Counsel and related motions, to allow both sides limited additional discovery. The Company has since filed a Motion for Summary Judgment as to the existing Plaintiffs that the Court has under consideration. The Plaintiffs have indicated they will re-file a Motion to certify and for National Discovery and the Company will oppose such Motion. It is too early to evaluate the likelihood of an unfavorable outcome or estimate the amount or range of potential loss. Consequently, it is not possible to predict what adverse impact, if any, this case could have on the Company’s consolidated financial condition or consolidated results of operations and cash flows. The Company intends to continue to contest this case vigorously.

The Company is a party to various other litigation matters incidental to the conduct of business. The Company does not believe that the outcome of any of these matters will have a material adverse effect on its consolidated financial condition or results of operations and cash flows. The Company may incur or accrue expenses relating to legal proceedings, however, which may adversely affect its results of operations in a particular period.

12. Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”) which replaces SFAS No. 123, “Accounting for Stock-Based Compensation” and supersedes APB No. 25. SFAS 123R requires the measurement of all employee share-based payments, including grants of employee stock options, using a fair-value-based method and the recording of such expense in the consolidated statements of operations. The pro forma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition. In March 2005, the SEC issued Staff Accounting Bulletin (“SAB”) No. 107 “Share-Based Payments.” SAB 107 expresses views of the SEC staff regarding the interaction between SFAS 123R and certain SEC rules and regulations and provides the staff’s views regarding the valuation of share-based payment arrangements. SFAS 123R is effective for awards that are granted, modified, or settled in cash for the first annual reporting period beginning after June 15, 2005. The Company plans to adopt the provision of SFAS 123R using the modified prospective method of adoption on January 1, 2006.

CARROLS CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(in thousands of dollars, except share amounts)

However, as all shares of stock issued in the stock award discussed in Note 1 were fully vested and the Company will not have any stock options outstanding at December 31, 2005, the Company will not record any stock-based compensation expense related to the adoption of SFAS 123R on January 1, 2006. Compensation cost for any unvested share-based awards granted after December 31, 2005 will be recorded upon issuance at their fair value over their service period.

In March 2005, the FASB issued FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations,” (“FIN 47”). FIN 47 clarifies that the term “conditional” as used in SFAS No. 143, “Accounting for Asset Retirement Obligations,” which refers to a legal obligation to perform an asset retirement activity even if the timing and/or settlement are conditional on a future event that may or may not be within the control of an entity. Accordingly, the entity must record a liability for the conditional asset retirement obligation if the fair value of the obligation can be reasonably estimated. FIN 47 is effective for periods no later than fiscal years ending after December 15, 2005. The adoption of FIN 47 had no effect on the Company’s consolidated financial statements.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections—a replacement of APB Opinion No. 20 and FASB Statement No. 3” (“SFAS 154”). This Statement replaces APB Opinion No. 20, “Accounting Changes,” and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements,” and changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company will apply this literature in the event of future changes in accounting principle and error corrections for periods beginning on January 1, 2006.

In October 2005, the FASB issued Staff Position FAS 13-1, “Accounting for Rental Costs Incurred during a Construction Period,” which requires rental costs associated with ground or building operating leases that are incurred during a construction period to be recognized as rental expense. This Staff Position is effective for reporting periods beginning after December 15, 2005, and retrospective application is permitted but not required. The Company has not historically capitalized rent incurred during the construction period. Accordingly, Staff Position FAS 13-1 is not expected to have any impact on the Company’s consolidated financial statements.

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

Cabana Beverages, Inc.

Cabana Bevco LLC

Carrols Realty Holdings Corp.

Carrols Realty I Corp.

Carrols Realty II Corp.

Carrols J.G. Corp.

Pollo Franchise, Inc.

Pollo Operations, Inc.

Quanta Advertising Corp.

Taco Cabana, Inc.

TP Acquisition Corp.

TC Bevco LLC

TC Lease Holdings III, V and VI, Inc.

T.C. Management, Inc.

Get Real, Inc.

Texas Taco Cabana, L.P.

The following supplemental financial information sets forth on a condensed consolidating basis, balance sheets as of September 30, 2005 and December 31, 2004, and statements of operations and statements of cash flows for the Parent Company only, Guarantor Subsidiaries and for the Company for the three and nine months ended September 30, 2005 and 2004.

CARROLS CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(in thousands of dollars, except share amounts)

For certain of the Company’s sale/leaseback transactions, the Parent Company has guaranteed on an unsecured basis the rental payments of its subsidiaries. In accordance with Emerging Issues Task Force Issue No. 90-14, “Unsecured Guarantee by Parent of Subsidiary’s Lease Payments in a Sale/Leaseback Transaction”, the Company has included in the following Guarantor Financial Statements amounts pertaining to these leases as if they were accounted for as financing transactions of the Guarantor subsidiaries. These adjustments are then eliminated in consolidation.

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

The Company has restated the guarantor financial statements as of and for the three and nine months ended September 30, 2004 to reflect the allocation of the corporate costs to conform to the current year presentation. The effect of these restatements resulted in allocations from the Parent Company to the Guarantor Subsidiaries for the three and nine months ended September 30, 2004 of $598 and $1,795 for general and administrative expenses and $52 and $156 for depreciation expense, respectively. The income tax benefit related to these allocations included in the Guarantor Subsidiaries statement of operations was $122 and $366, respectively, for the three and nine month periods ended September 30, 2004.

CONSOLIDATING BALANCE SHEET

September 30, 2005

(In thousands of dollars)

(Unaudited)

	Parent Company Only	Guarantor Subsidiaries	Eliminations	Consolidated Total
ASSETS
Current assets:
Cash and cash equivalents	$2,387	$2,911	$—	$5,298
Trade and other receivables, net	989	2,335	—	3,324
Inventories	3,522	1,492	—	5,014
Prepaid rent	1,850	1,807	—	3,657
Prepaid expenses and other current assets	1,579	3,310	—	4,889
Refundable income taxes	—	—	—	—
Deferred income taxes	3,540	2,630	—	6,170

Total current assets	13,867	14,485	—	28,352

Property and equipment, net	88,792	151,130	(23,690)	216,232
Franchise rights, net	87,304	—	—	87,304
Goodwill	1,450	123,490	—	124,940
Intangible asset, net	—	1,538	—	1,538
Franchise agreements, net	6,018			6,018
Intercompany receivable (payable)	160,821	(161,253)	432	—
Investment in subsidiaries	19,277	—	(19,277)	—
Deferred income taxes	3,274	10,992	(379)	13,887
Other assets	10,634	5,331	(1,079)	14,886

Total assets	$391,437	$145,713	$(43,993)	$493,157

LIABILITIES AND STOCKHOLDER’S EQUITY (DEFICIT)
Current liabilities:
Current portion of long-term debt	$2,343	$242	$—	$2,585
Accounts payable	7,214	10,789	—	18,003
Accrued interest	3,511	—	—	3,511
Accrued payroll, related taxes and benefits	7,381	7,002	—	14,383
Accrued income taxes payable	1,958	—	—	1,958
Other liabilities	8,717	6,560	—	15,277

Total current liabilities	31,124	24,593	—	55,717

Long-term debt, net of current portion	390,475	1,191	—	391,666
Lease financing obligations	48,836	90,495	(28,521)	110,810
Deferred income—sale-leaseback of real estate	4,470	1,496	2,708	8,674
Accrued postretirement benefits	3,925	—	—	3,925
Other liabilities	16,994	9,606	152	26,752

Total liabilities	495,824	127,381	(25,661)	597,544
Commitments and contingencies
Stockholder’s equity (deficit)	(104,387)	18,332	(18,332)	(104,387)

Total liabilities and stockholder’s equity (deficit)	$391,437	$145,713	$(43,993)	$493,157

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

CONSOLIDATING STATEMENT OF OPERATIONS

Three Months Ended September 30, 2005

(In thousands of dollars)

(Unaudited)

	Parent Company Only	Guarantor Subsidiaries	Eliminations	Consolidated Total
Revenues:
Restaurant sales	$92,678	$88,233	$—	$180,911
Franchise royalty revenues and fees	—	375	—	375

Total revenues	92,678	88,608	—	181,286

Costs and expenses:
Cost of sales	25,173	26,895	—	52,068
Restaurant wages and related expenses	28,293	23,325	—	51,618
Restaurant rent expense	5,118	2,351	585	8,054
Other restaurant operating expenses	14,308	12,354	—	26,662
Advertising expense	3,496	2,747	—	6,243
General and administrative	4,933	4,915	—	9,848
Depreciation and amortization	4,707	3,615	(120)	8,202
Impairment losses	574	—	—	574

Total operating expenses	86,602	76,202	465	163,269

Income from operations	6,076	12,406	(465)	18,017
Interest expense	9,212	2,352	(648)	10,916
Intercompany interest allocations	(4,557)	4,557	—	—

Income before income taxes	1,421	5,497	183	7,101
Provision for income taxes	298	1,784	(243)	1,839
Equity income from subsidiaries	4,139	—	(4,139)	—

Net income	$5,262	$3,713	$(3,713)	$5,262

CONSOLIDATING STATEMENT OF OPERATIONS

Three Months Ended September 30, 2004 (As Restated)

(In thousands of dollars)

(Unaudited)

	Parent Company Only	Guarantor Subsidiaries	Eliminations	Consolidated Total
Revenues:
Restaurant sales	$96,023	$81,773	$—	$177,796
Franchise royalty revenues and fees	—	366	—	366

Total revenues	96,023	82,139	—	178,162

Costs and expenses:
Cost of sales	26,955	24,898	—	51,853
Restaurant wages and related expenses	29,886	22,359	—	52,245
Restaurant rent expense	5,519	2,636	586	8,741
Other restaurant operating expenses	13,708	10,697	—	24,405
Advertising expense	4,057	2,129	—	6,186
General and administrative (including $614 of stock-based compensation expense)	5,155	5,962	—	11,117
Depreciation and amortization	5,799	3,960	(118)	9,641
Impairment losses	60	—	—	60
Other expense	2,352	—	—	2,352

Total operating expenses	93,491	72,641	468	166,600

Income from operations	2,532	9,498	(468)	11,562
Interest expense	6,895	2,342	(650)	8,587
Intercompany interest allocations	(4,557)	4,557	—	—

Income before income taxes	194	2,599	182	2,975
Provision for income taxes	86	706	568	1,360
Equity income from subsidiaries	1,507	—	(1,507)	—

Net income	$1,615	$1,893	$(1,893)	$1,615

CONSOLIDATING STATEMENT OF OPERATIONS

Nine Months Ended September 30, 2005

(In thousands of dollars)

(Unaudited)

	Parent Company Only	Guarantor Subsidiaries	Eliminations	Consolidated Total
Revenues:
Restaurant sales	$271,852	$259,590	$—	$531,442
Franchise royalty revenues and fees	—	1,160	—	1,160

Total revenues	271,852	260,750	—	532,602

Costs and expenses:
Cost of sales	74,600	79,824	—	154,424
Restaurant wages and related expenses	85,417	68,323	—	153,740
Restaurant rent expense	15,977	8,085	1,756	25,818
Other restaurant operating expenses	41,339	34,637	—	75,976
Advertising expense	10,864	8,927	—	19,791
General and administrative (including $16,432 of stock-based compensation expense)	27,303	20,529	—	47,832
Depreciation and amortization	14,827	10,461	(359)	24,929
Impairment losses	1,332	95	—	1,427

Total operating expenses	271,659	230,881	1,397	503,937

Income from operations	193	29,869	(1,397)	28,665
Interest expense	26,763	7,013	(1,946)	31,830
Intercompany interest allocations	(13,669)	13,669	—	—

Income (loss) before income taxes	(12,901)	9,187	549	(3,165)
Provision (benefit) for income taxes	(2,505)	4,218	341	2,054
Equity income from subsidiaries	5,177	—	(5,177)	—

Net income (loss)	$(5,219)	$4,969	$(4,969)	$(5,219)

CONSOLIDATING STATEMENT OF OPERATIONS

Nine Months Ended September 30, 2004 (As Restated)

(In thousands of dollars)

(Unaudited)

	Parent Company Only	Guarantor Subsidiaries	Eliminations	Consolidated Total
Revenues:
Restaurant sales	$272,449	$239,414	$—	$511,863
Franchise royalty revenues and fees	—	1,122	—	1,122

Total revenues	272,449	240,536	—	512,985

Costs and expenses:
Cost of sales	75,207	72,647	—	147,854
Restaurant wages and related expenses	86,676	65,091	—	151,767
Restaurant rent expense	16,206	7,619	1,757	25,582
Other restaurant operating expenses	39,414	29,740	—	69,154
Advertising expense	11,006	8,053	—	19,059
General and administrative (including $2,238 of stock-based compensation expense)	15,224	17,763	—	32,987
Depreciation and amortization	17,916	12,304	(356)	29,864
Impairment losses	629	—	—	629
Other expense	2,352	—	—	2,352

Total operating expenses	264,630	213,217	1,401	479,248

Income from operations	7,819	27,319	(1,401)	33,737
Interest expense	21,237	7,027	(1,952)	26,312
Intercompany interest allocations	(13,669)	13,669	—	—

Income before income taxes	251	6,623	551	7,425
Provision for income taxes	121	2,147	1,127	3,395
Equity income from subsidiaries	3,900	—	(3,900)	—

Net income	$4,030	$4,476	$(4,476)	$4,030

CONSOLIDATING STATEMENT OF CASH FLOWS

Nine Months Ended September 30, 2005

(In thousands of dollars)

(Unaudited)

	Parent Company Only	Guarantor Subsidiaries	Eliminations	Consolidated Total
Cash flows provided from (used for) operating activities:
Net income (loss)	$(5,219)	$4,969	$(4,969)	$(5,219)
Adjustments to reconcile net income (loss) to net cash provided from (used for) operating activities:
Gain on disposal of property and equipment	—	(585)	—	(585)
Stock-based compensation expense	10,808	5,502	—	16,310
Depreciation and amortization	14,827	10,461	(359)	24,929
Amortization of deferred financing costs	1,047	200	(93)	1,154
Amortization of unearned purchase discounts	(1,616)	—	—	(1,616)
Amortization of deferred gains from sale-leaseback transactions	(153)	(109)	(115)	(377)
Accretion of interest on lease financing obligations	(54)	342	(31)	257
Impairment losses	1,332	95	—	1,427
Deferred income taxes	1	(1,069)	192	(876)
Decrease in accrued bonus to employees and director	(20,860)	—	—	(20,860)
Decrease in accrued payroll, related taxes and benefits	(8,710)	(1,796)	—	(10,506)
Changes in other operating assets and liabilities	(6,160)	7,370	5,375	6,585

Net cash provided from (used for) operating activities	(14,757)	25,380	—	10,623

Cash flows used for investing activities:
Capital expenditures:
New restaurant development	(860)	(14,637)	—	(15,497)
Restaurant remodeling	(1,407)	(686)	—	(2,093)
Other restaurant expenditures	(1,971)	(4,217)	—	(6,188)
Corporate and restaurant information systems	(614)	(371)	—	(985)
Acquisition of Taco Cabana restaurants	—	(4,220)	—	(4,220)

Total capital expenditures	(4,852)	(24,131)	—	(28,983)
Properties purchased for sale-leaseback	(275)	—	—	(275)
Proceeds from sale-leaseback transactions	1,137	—	—	1,137
Proceeds from sales of other properties	—	669	—	669

Net cash used for investing activities	(3,990)	(23,462)	—	(27,452)

Cash flows used for financing activities:
Scheduled principal payments on term loans	(1,650)	—	—	(1,650)
Settlement of lease financing obligation	—	(1,074)	—	(1,074)
Principal payments on capital leases	(107)	(204)	—	(311)
Principal pre-payments on term loans	(6,000)	—	—	(6,000)
Financing costs associated with issuance of debt	(304)	—	—	(304)

Net cash used for financing activities	(8,061)	(1,278)	—	(9,339)

Increase (decrease) in cash and cash equivalents	(26,808)	640	—	(26,168)
Cash and cash equivalents, beginning of period	29,195	2,271	—	31,466

Cash and cash equivalents, end of period	$2,387	$2,911	$—	$5,298

CONSOLIDATING STATEMENT OF CASH FLOWS

Nine Months Ended September 30, 2004 (As Restated)

(In thousands of dollars)

(Unaudited)

	Parent Company Only	Guarantor Subsidiaries	Elimination	Consolidated Total
Cash flows provided from operating activities:
Net income	$4,030	$4,476	$(4,476)	$4,030
Adjustments to reconcile net income to net cash provided from operating activities:
Gain on disposal of property and equipment	(288)	(26)	—	(314)
Stock-based compensation expense	—	2,238	—	2,238
Depreciation and amortization	17,916	12,304	(356)	29,864
Amortization of deferred financing costs	1,079	201	(102)	1,178
Amortization of unearned purchase discounts	(1,617)	—	—	(1,617)
Amortization of deferred gains from sale-leaseback transactions	(153)	(74)	(115)	(342)
Accretion of interest on lease financing obligation	(17)	365	(28)	320
Impairment losses	629	—	—	629
Deferred income taxes	1,630	(1,262)	130	498
Changes in other operating assets and liabilities	25,256	(17,346)	4,947	12,857

Net cash provided from operating activities	48,465	876	—	49,341

Cash flows provided from (used for) investing activities:
Capital expenditures:
New restaurant development	(1,018)	(6,251)	—	(7,269)
Restaurant remodeling	(818)	—	—	(818)
Other restaurant expenditures	(1,819)	(2,332)	—	(4,151)
Corporate and restaurant information systems	(590)	(134)	—	(724)

Total capital expenditures	(4,245)	(8,717)	—	(12,962)

Properties purchased for sale-leaseback	(924)	—	—	(924)
Proceeds from sale-leaseback transactions	4,982	4,721	—	9,703
Proceeds from sales of other properties	488	686	—	1,174

Net cash provided from (used for) investing activities	301	(3,310)	—	(3,009)

Cash flows provided from (used for) financing activities:
Payments on revolving credit facility, net	(500)	—	—	(500)
Scheduled principal payments on term loans	(10,125)	—	—	(10,125)
Principal pre-payments on term loans	(39,000)	—	—	(39,000)
Payments on other notes payable, net	(117)	—	—	(117)
Financing costs associated with issuance of debt and lease financing obligations	(61)	(160)		(221)
Proceeds from lease financing obligations	1,250	3,250		4,500
Principal payments on capital leases	(110)	(184)	—	(294)

Net cash provided from (used for) financing activities	(48,663)	2,906	—	(45,757)

Increase in cash and cash equivalents	103	472	—	575
Cash and cash equivalents, beginning of period	708	1,706	—	2,414

Cash and cash equivalents, end of period	$811	$2,178	$—	$2,989

ITEM 2—MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Restatements

Current Restatement

Lease Financing Obligations

We reviewed our accounting with respect to the depreciation of assets and recording of interest expense associated with lease financing obligations related to sale-leaseback transactions required to be accounted for under the financing method. Under the financing method, the assets subject to these obligations remain on the consolidated balance sheet at their historical costs and continue to be depreciated over their useful lives; the proceeds we received from the transactions are recorded as a lease financing obligation and the lease payments are applied as payments of principal and interest.

We previously considered the land and building as a single asset and depreciated this asset (both land and building) over a depreciable life that was deemed to be the 20-year primary lease term of the underlying obligation. We have concluded that our prior accounting was in error and that the portion of the asset representing land should not be depreciated and the depreciation of the building portion of this asset should continue based on its original estimated useful life rather than the term of the underlying obligation. The effect of this restatement resulted in a reduction of depreciation expense of $0.5 million and $1.5 million and an increase to net income of $0.3 million and $0.9 million for the three and nine months ended September 30, 2004, respectively.

Historically, we allocated the related lease payments between interest and principal using an interest rate that would fully amortize the lease financing obligation by the end of the primary lease term. Due to the change in depreciation described above, the assets subject to the lease financing obligations will have a net book value at the end of the primary lease term, primarily for the land portion. To prevent the recognition of a non-cash loss or negative amortization of the obligation through the end of the primary lease term, it was necessary to reevaluate the selection of interest rates which included our incremental borrowing rate, and to adjust the rates used to amortize the lease financing obligations so that a lease obligation equal to or greater than the unamortized asset remained at the end of the primary lease term. The effect of this restatement resulted in an increase in interest expense related to the lease financing obligations for the three and nine months ended September 30, 2004 of $0.7 million and $2.0 million, respectively and a decrease to net income of $0.5 million and $1.5 million, respectively.

These restatements also resulted in an increase in land and buildings subject to lease financing obligations of $11.4 million and an increase in lease financing obligations of $14.6 million at December 31, 2004.

We have also has reviewed previously reported sale-leaseback transactions and determined twelve additional real estate transactions were required to be recorded as financing transactions rather than sale/leaseback transactions under SFAS No. 98 “Accounting for Leases” due to certain forms of continuing involvement. The impact of this restatement is to keep the assets subject to such leases on our balance sheet and to record the proceeds we received from the transactions (including the gains previously deferred) as lease financing obligations. This restatement also affects our operating results by increasing the depreciation expense for buildings subject to these transactions and re-characterizing the lease payments, previously reported as rent expense for these restaurants, as interest expense and principal repayments on the related financing obligations. The effect of this restatement (a) for the three and nine months ended September 30, 2004 was to (i) reduce rent expense by $0.3 million and $0.8 million, respectively; (ii) increase depreciation expense by $0.1 million and $0.3 million, respectively; (iii) increase interest expense by $0.3 million and $1.0 million, respectively; and (iv) reduce net income by $0.1 million and $0.3 million, respectively; and (b) at December 31, 2004, to increase the net book value of the assets subject to lease financing obligations by $9.5 million, reduce deferred income-sale/leaseback of real estate by $3.0 million and increase lease financing obligations by $14.7 million.

The net effect of the above current restatements was to decrease net income $0.2 million and $0.4 million for the three and nine months ended September 30, 2004, respectively.

Deferred Taxes

We have also reviewed deferred taxes recorded for certain long-lived assets and liabilities that were previously acquired in business combinations and the related differences between the income tax bases and the financial reporting bases of these assets and liabilities and determined that the deferred taxes recorded at the acquisition dates were incorrect. The result of these restatements was to decrease goodwill and deferred tax liabilities by $2.1 million in the aggregate related to our 2000 acquisition of Taco Cabana and to increase goodwill and deferred tax liabilities by $0.6 million related to our 1998 acquisition of Pollo Tropical. This restatement also cumulatively decreased goodwill amortization expense $0.1 million for periods prior to 2002.

Statement of Cash Flows

The Company has corrected its previously issued financial statements to reflect the proceeds from qualifying sale-leaseback transactions within investing activities rather than as financing activities as previously reported in the statements of cash flows. For the nine months ended September 30, 2005 and 2004 proceeds from qualifying sale-leaseback transactions included in the accompanying consolidated financial statements are $1.1 million and $9.7 million, respectively. We have also restated our consolidated statements of cash flows for the nine months ended September 30, 2004 to reflect the impact of changes in accounts payable related to the acquisition of property and equipment as a non-cash item as required under SFAS No. 95.

Previous Restatement

As previously reported in Amendment No. 1 to the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2004, we restated our financial statements including applicable footnotes as of December 31, 2004 and 2003 and for the years ended December 31, 2004, 2003 and 2002.

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

Upon such review, we restated our financial statements for the years ended December 31, 2003 and 2002 and the unaudited quarterly financial information for 2003 and the first three quarters of 2004 to correct errors in our lease accounting. Specifically, we revised our lease term for purposes of lease classification and calculating straight-line rent expense to only include renewal options that are reasonably assured of exercise because an economic penalty, as defined under Statement of Financial Accounting Statement No. 13, “Accounting for Leases,” (“SFAS 13”) would be incurred in the event of non-renewal. We also revised our useful lives of leasehold improvements to the shorter of their economic lives or the lease term as defined in SFAS 13. The primary impact of the restatement was to accelerate depreciation of buildings on leased land and leasehold improvements made subsequent to the lease inception date. The restatement also reduced the lives of intangible assets related to leases. As a result of this restatement, amortization expense for leasehold improvements and assets related to leases for the three and nine months ended September 30, 2004 increased by $0.2 million and $0.7 million, respectively.

In conjunction with the review of our lease accounting, we also determined that adjustments were necessary for lease liabilities for operating leases with non-level rents at the time of our acquisitions of Pollo Tropical in 1998 and Taco Cabana in 2000 as well as liabilities related to acquired leases with above-market rentals for Taco Cabana. We adjusted our purchase price allocations for these acquisitions and restated lease liabilities and goodwill as of the acquisition dates. We also restated rent expense and interest expense for those previously reported periods subsequent to each acquisition and restated goodwill amortization through December 31, 2001. As a result of these restatements, rent expense increased $0.1 million in the three and nine months ended September 30, 2004.

Accounting for Franchise Rights

In 2004, we reviewed our accounting policies for the amortization of franchise rights, intangible assets pertaining to our acquisitions of Burger King restaurants, and determined that we made an error in the assessment of their remaining useful lives at January 1, 2002, as part of our adoption of SFAS No. 142, “Goodwill and Other Intangible Assets”, (“SFAS 142”). Beginning on January 1, 2002, amounts allocated to franchise rights for each acquisition are amortized using the straight-line method over the average remaining term of the acquired franchise agreements at January 1, 2002, plus one twenty-year renewal period. Previously, we amortized the amounts allocated to franchise rights over periods ranging from twenty to forty years.

In connection with the review of our accounting for franchise rights, we also determined that we understated franchise rights and deferred tax liabilities each by $14.0 million pertaining to an acquisition of 64 Burger King restaurants in 1997.

The adjustments related to these restatements reduced amortization expense for the three and nine months ended September 30, 2004 by $0.2 million and $0.5 million, respectively.

Stock-based Compensation Expense

In 2004, we reevaluated the terms of our option plans and grants and concluded that provisions of certain options granted under our plans required us to account for these options using the variable accounting provisions of Accounting Principles Bulletin No. 25 (“APB 25”). Previously, we accounted for these options under APB 25 using a fixed accounting treatment whereby compensation expense, if any, was only evaluated at the date of the option grant. The impact of this adjustment was to increase stock-based compensation expense, included in general and administrative expenses, for the three and nine months ended September 30, 2004 by $0.6 million and $2.2 million, respectively.

Accounting for Guarantor Financial Statements

We also restated our financial statements to correct the disclosure related to the Company and its subsidiaries who guarantee certain of the Company’s securities for the three and nine months ended September 30, 2004 to reflect the allocation of corporate costs to conform to the current year presentation. See Note 13 to the consolidated financial statements for a complete discussion.

All previously reported amounts that appear in our Management’s Discussion and Analysis of Financial Condition and Results of Operations below have also been restated to report the revised amounts. See Note 2 to our unaudited interim consolidated financial statements for a complete discussion of the restatements.

Introduction

The following Management’s Discussion and Analysis (“MD&A”) is written to help the reader understand our company. The MD&A is provided as a supplement to, and should be read in conjunction with, our unaudited interim consolidated financial statements, the accompanying financial statement notes (“Notes”) appearing elsewhere in this report and Amendment No. 1 to our Annual Report on Form 10-K/A for the year ended December 31, 2004. The overview provides our perspective on the individual sections of MD&A, which include the following:

Executive Summary – an executive review of our performance for the three and nine months ended September 30, 2005.

Company Overview – a general description of our three restaurant concepts and the markets in which they operate.

Liquidity and Capital Resources – an analysis of historical information regarding our sources of cash and capital expenditures, the existence and timing of commitments and contingencies, changes in capital resources and a discussion of cash flow items affecting liquidity.

Results of Operations -an analysis of our results of operations for the three and nine months ended September 30, 2005 and 2004, including a review of the material items and known trends and uncertainties.

Application of Critical Accounting Estimates and Policies – an overview of accounting policies that require critical judgments and estimates.

Effects of New Accounting Standards – a discussion of new accounting standards and any implications related to our financial statements.

Forward Looking Statements – cautionary information about forward-looking statements and a description of certain risks and uncertainties that could cause our actual results to differ materially from our historical results or our current expectations or projections.

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

We use a 52-53 week fiscal year ending on the Sunday closest to December 31. For convenience, all references herein to the fiscal years ended January 2, 2005 and December 28, 2003 will be referred to as the fiscal years ended December 31, 2004 and 2003, respectively. Similarly, all references herein to the three and nine months ended October 2, 2005 and September 26, 2004 will be referred to as the three and nine months ended September 30, 2005 and September 30, 2004, respectively.

Executive Summary

Total revenues for the third quarter of 2005 increased 1.8% to $181.3 million from $178.2 million in the third quarter of 2004. Revenues from our Hispanic restaurant brands, which include our Taco Cabana and Pollo Tropical restaurant chains, increased 7.9% in the third quarter of 2005 to $88.6 million from $82.1 million in the third quarter of the prior year. Comparable restaurant sales increased 6.4% for the third quarter of 2005 at Pollo Tropical and decreased 1.9% at Taco Cabana. Segment EBITDA (earnings before interest, income taxes, depreciation and amortization, impairment losses, stock-based compensation expense, other income and expense and loss on extinguishment of debt) for our Hispanic restaurant brands was $15.9 million in the third quarter of 2005 compared to $14.1 million in the third quarter of the prior year.

Revenues from our Burger King restaurants decreased to $92.7 million in the third quarter of 2005 from $96.0 million in the third quarter of 2004. Revenues were lower mostly as a result of closing of thirteen underperforming Burger King restaurants since the end of the third quarter in 2004, including ten Burger King restaurants that were closed in 2005. Comparable restaurant sales decreased 0.9% in the third quarter of 2005 compared to the third quarter of 2004. Segment EBITDA for the Company’s Burger King restaurants increased from $10.1 million in the third quarter of 2004 to $10.9 million in the third quarter of 2005.

Total revenues for the first nine months of 2005 were $532.6 million and increased 3.8% over total revenues of $513.0 million for the first nine months of 2004. Revenues for our Hispanic restaurant brands increased 8.4% for the nine month period in 2005; sales at our Burger King restaurants decreased 0.2%. Comparable unit sales for the nine month period in 2005 increased 7.5% at Pollo Tropical, 1.3% at Taco Cabana and 1.3% at our Burger King restaurants compared to the nine month period in 2004.

Capital expenditures for the first nine months of 2005 totaled $29.0 million including $15.5 million for the construction of new restaurants, $4.2 million for the acquisition of four franchised Taco Cabana restaurants, $2.1 million for remodeling, and $7.2 million for maintenance and other capital expenditures.

During 2005 we have lowered our outstanding senior secured debt. The total principal amount outstanding under our senior credit facility decreased from $220.0 million at December 31, 2004 to $212.4 million at September 30, 2005 including a voluntary principal prepayment of $6.0 million of our term loan borrowings during the third quarter of 2005.

Company Overview

We are one of the largest restaurant companies in the United States operating three restaurant brands in the quick-casual and quick-service restaurant segments with 536 company-owned and operated restaurants in 17 states as of September 30, 2005. We own, operate and franchise two Hispanic restaurant brands, Taco Cabana® and Pollo Tropical® (together referred to by us as our Hispanic Brands) operating primarily in Texas and Florida, respectively. We are also the largest Burger King® franchisee and have operated Burger King restaurants since 1976. We believe that the diversification of our restaurant concepts and geographic dispersion of our restaurants provide us with balance and stability.

Hispanic Brands

Our Hispanic Brands combine the convenience of quick-service restaurants with the menu variety, use of fresh ingredients, upscale decor and food quality of casual dining. As of September 30, 2005, our Hispanic Brands were comprised of 198 company-owned and 28 franchised restaurants and accounted for 48.9% of our total revenues and 64.3% of our total segment EBITDA for the first nine months of 2005.

Taco Cabana. Taco Cabana restaurants combine fresh, high-quality Tex-Mex and traditional Mexican style food in a festive setting with the convenience and value of quick-service restaurants. Menu items include sizzling fajitas, quesadillas, enchiladas, other Tex-Mex dishes, fresh-made flour tortillas, frozen margaritas and beer. Most menu items are made fresh daily in each of our Taco Cabana restaurants. Taco Cabana pioneered the Mexican patio café concept with its first restaurant in San Antonio, Texas in 1978. As of September 30, 2005, we owned and operated 132 Taco Cabana restaurants located in Texas, Oklahoma and New Mexico and franchised three Taco Cabana restaurants in New Mexico and Georgia. For the three and nine months ended September 30, 2005, our company-owned Taco Cabana restaurants generated total revenues of $53.6 million and $156.6 million, respectively, and segment EBITDA of $8.4 million and $23.6 million, respectively.

Pollo Tropical. Pollo Tropical restaurants combine high quality distinctive menu items and an inviting tropical setting with the convenience and value of quick-service restaurants. Our Pollo Tropical restaurants feature fresh grilled chicken marinated in a proprietary blend of tropical fruit juices and spices and authentic “made from scratch” side dishes. Most menu items are made fresh daily in each of our Pollo Tropical restaurants. Pollo Tropical opened its first company-owned restaurant in 1988 in Miami. As of September 30, 2005, we owned and operated a total of 66 Pollo Tropical restaurants, 57 of which were located in south Florida and nine of which were located in central Florida. We also franchised 25 Pollo Tropical restaurants as of September 30, 2005, 21 of which were located in Puerto Rico, two in Ecuador and two in Florida. Since our acquisition of Pollo Tropical, we have expanded the brand by over 80% by opening 30 new restaurants. For the three and nine months ended September 30, 2005, our company-owned Pollo Tropical restaurants generated total revenues of $34.6 million and $103.0 million, respectively, and segment EBITDA of $7.5 million and $22.4 million, respectively.

Burger King. Burger King is one of the largest hamburger restaurant chains in the world and we are the largest Burger King franchisee. Burger King restaurants feature the popular flame-broiled WHOPPER® sandwich as well as hamburgers and other sandwiches, fries, salads, breakfast items and other offerings typically found in quick-service hamburger restaurants. As of September 30, 2005, we operated 338 Burger King restaurants located in 13 Northeastern, Midwestern and Southeastern states. For the three and nine months ended September 30, 2005, our Burger King restaurants generated total revenues of $92.7 million and $271.9 million, respectively, and segment EBITDA of $10.9 million and $25.5 million, respectively.

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

Interest payments under our debt obligations represent significant liquidity requirements for us. We believe cash generated from our operations and availability under our revolving credit facility will provide sufficient cash availability to cover our working capital needs, capital expenditures (which represent a major investment of cash for us), planned development and debt service requirements for the next twelve months.

December 2004 Refinancing. On December 15, 2004, we completed the private placement of $180.0 million of our 9% Senior Subordinated Notes due 2013, which we refer to as the “senior subordinated notes.” Concurrently, we repaid all outstanding borrowings under our prior senior secured credit facility and amended and restated such senior credit facility with a new syndicate of lenders, which we refer to as our “senior credit facility.” We received $400.0 million in total proceeds that included the issuance of the senior subordinated notes and the term loan B borrowings of $220.0 million under the new senior credit facility. The proceeds were primarily utilized to repay borrowings outstanding under the prior senior credit facility of $74.4 million, to retire all of our 9 1/2% senior subordinated notes due 2008 (including redemption premiums) in the amount of $175.9 million, to pay a dividend to Holdings, our sole stockholder, in the amount of $116.8 million (and Holdings concurrently paid a dividend to its stockholders in the aggregate amount of $116.8 million), to pay fees and expenses related to the refinancing of $8.8 million, and to pay a bonus to employees (including management) and a director, who owned options to purchase common stock of Holdings, totaling $20.9 million, which includes $0.6 million of payroll taxes.

Operating activities. Net cash provided from operating activities for the nine months ended September 30, 2005 and 2004 were $10.6 million and $49.3 million, respectively. At September 30, 2005, we had $5.3 million in cash. At December

31, 2004 we had $31.5 million in cash due to (i) the timing of redemption of the senior subordinated notes associated with the December 2004 refinancing; (ii) the payment in the first quarter of 2005 of the $20.3 million bonus to employees (including management) and a director, including applicable payroll taxes of $0.6 million; and (iii) the payment of $5.5 million of tax withholdings in the first quarter of 2005 related to the dividend payment in late December of 2004. These payments reduced net cash provided from operating activities in the aggregate $26.4 million in the first nine months of 2005. Our income tax payments included in operating activities have been historically reduced due to the utilization of net operating loss carryforwards. For tax years after 2004 we have $4.2 million of remaining net operating loss carryforwards for Federal income tax purposes, Federal alternative minimum tax credit carryforwards of $2.9 million and Federal work opportunity tax credit carryforwards of $3.0 million.

Investing activities including capital expenditures and sale-leaseback transactions. Net cash used for investing activities for the first nine months of 2005 was $27.5 million and was primarily used for capital expenditures of $24.8 million, excluding acquisitions. In addition, we purchased four Taco Cabana restaurants from a franchisee for a cash purchase price of $4.2 million in the third quarter of 2005 and sold one restaurant property in a sale-leaseback transaction for net proceeds of $1.1 million. Net cash used for investing activities for the first nine months of 2004 was $3.0 million. During the first nine months of 2004 we entered into sale-leaseback transactions for seven restaurant properties for net proceeds of $9.7 million. The net proceeds from these sales in 2004 were used to reduce outstanding debt on our senior credit facility. Capital expenditures for the first nine months of 2004 were $13.0 million.

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

	Taco Cabana	Pollo Tropical	Burger King	Other	Consolidated
Nine months Ended September 30, 2005:
Restaurant maintenance expenditures (1)	$2,690	$1,527	$1,971	$—	$6,188
Restaurant remodeling expenditures	—	686	1,407	—	2,093
New restaurant development expenditures	6,557	8,080	860	—	15,497
Other capital expenditures	—	—	—	985	985
Acquisition of Taco Cabana restaurants	4,220	—	—	—	4,220

Total capital expenditures	$13,467	$10,293	$4,238	$985	$28,983

Number of new restaurant openings	3	3	0		6

Nine Months Ended September 30, 2004:
Restaurant maintenance expenditures (1)	$1,406	$926	$1,819	$—	$4,151
Restaurant remodeling expenditures	—	—	818	—	818
New restaurant development expenditures	3,931	2,320	1,018	—	7,269
Other capital expenditures	—	—	—	724	724

Total capital expenditures	$5,337	$3,246	$3,655	$724	$12,962

Number of new restaurant openings	4	0	1		5

1)	Excludes restaurant repair and maintenance expenses included in other restaurant operating expenses in our consolidated financial statements. For the nine months ended September 30, 2005 and 2004, restaurant repair and maintenance expenses were approximately $13.5 million and $11.7 million, respectively.

For 2005, we anticipate total capital expenditures, excluding acquisitions, of approximately $35.0 million. These capital expenditures include approximately $21.0 million for the development of new restaurants and purchase of related real estate, mostly for our Taco Cabana and Pollo Tropical restaurant concepts. In 2005, we anticipate opening six new Pollo Tropical restaurants (of which three were open at September 30, 2005) and six new Taco Cabana restaurants (of which three were open at September 30, 2005). Capital expenditures in 2005 will also include expenditures of approximately $12.5 million for the ongoing reinvestment in our three restaurant concepts for remodeling costs and capital maintenance expenditures and approximately $1.5 million in other capital expenditures.

Financing activities. Net cash used for financing activities for the nine months ended September 30, 2005 and 2004 was $9.3 million and $45.8 million, respectively. Financing activities in these periods consisted of repayments under our debt arrangements. In the first nine months of 2005 and 2004 we also made voluntary principal repayments on borrowings under our senior credit facility of $6.0 million and $39.0 million, respectively. In the third quarter of 2005, we also purchased one restaurant property subject to a lease financing obligation for $1.1 million under our right of first refusal included in the subject lease. This purchase is shown as a principal payment in the statement of cash flows as it relates to a previously recorded lease financing obligation. In the first nine months of 2004 we also sold three restaurants for net proceeds of $4.5 million in sale-leaseback transactions accounted for as lease financing obligations. The net proceeds from these sales were used to reduce outstanding borrowings under our senior credit facility.

Indebtedness. At September 30, 2005, we had total debt outstanding of $505.1 million comprised of $180.0 million of unsecured senior subordinated notes, borrowings under our term loan B facility of $212.4 million under the senior credit facility, lease financing obligations of $110.8 million and capital lease obligations of $1.9 million.

Our senior credit facility provides for a revolving credit facility under which we may borrow up to $50.0 million (including a sub limit of up to $20.0 million for letters of credit and up to $5.0 million for swingline loans), a $220.0 million term loan B facility and incremental facilities (as defined in the new senior credit facility), at our option, of up to $100.0 million, subject to the satisfaction of certain conditions. At September 30, 2005, $212.4 million was outstanding under the term loan B facility and no amounts were outstanding under our revolving credit facility. After reserving $10.8 million for letters of credit guaranteed by the facility, $39.2 million was available for borrowings under our revolving credit facility at September 30, 2005. We were in compliance with the covenants under our senior credit facility as of September 30, 2005.

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

Pursuant to the Registration Rights Agreement, because we did not complete the exchange offer on or prior to June 13, 2005, the interest rate on our senior subordinated notes was increased by 0.25% per annum for the 90-day period immediately following June 13, 2005 and increased by an additional 0.25% per annum in each of the subsequent 90-day periods immediately following September 11, 2005. On December 14, 2005 the exchange offer was completed which eliminated this additional interest expense after such date. This resulted in $188 of additional interest expense in the three and nine months ended September 30, 2005. On December 14, 2005 the exchange offer became effective and the additional interest stopped accruing.

As a result of the restatement of our financial statements as discussed in Note 2 to our interim financial statements for the third quarter of 2005, we were in default under its senior credit facility by failing to timely furnish its quarterly consolidated financial statements for the third quarter of 2005 to its lenders. On December 6, 2005, we obtained a Consent and Waiver from our lenders under the senior credit facility that permitted us to extend the time to deliver our consolidated financial statements for the third quarter of 2005 to February 15, 2006. We obtained an additional waiver of such default from our lenders, and effective February 15, 2006, extended the period of time to deliver our consolidated financial statements for the third quarter of 2005 to June 30, 2006. The waiver also extended the period of time to deliver our annual audited consolidated financial statements for 2005 and our consolidated financial statements for the first fiscal quarter of 2006 to June 30, 2006. While we anticipate delivering these financial statements by June 30, 2006, our failure to do so would constitute an event of default under the new senior credit facility. If such an event of default occurs under the senior credit facility that is not waived, the lenders could cause all amounts outstanding with respect to the borrowings to be due and payable immediately which in turn would result in cross defaults under the Indenture governing the senior subordinated notes. Our assets and cash flow may not be sufficient to fully repay outstanding debt if accelerated upon an event of default and there can be no assurance that such outstanding debt could be refinanced in such an event on acceptable terms or at all.

Contractual Obligations. The Company’s contractual obligations are detailed in Amendment No 1 to the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2004. As of September 30, 2005, the Company’s contractual obligations have not materially changed from December 31, 2004.

Results of Operations

Three Months Ended September 30, 2005 Compared to Three Months Ended September 30, 2004.

Since September 30, 2004, we have opened six new Pollo Tropical restaurants, four new Taco Cabana restaurants and acquired four Taco Cabana restaurants from an existing franchisee. During the same period we also closed one Taco Cabana restaurant and thirteen Burger King restaurants.

The following table sets forth, for the three months ended September 30, 2005 and 2004, selected operating results as a percentage of restaurant sales:

	2005	2004
Restaurant sales:
Taco Cabana	29.7%	29.1%
Pollo Tropical	19.1%	16.9%
Burger King	51.2%	54.0%

	100.0%	100.0%
Costs and expenses:
Cost of sales	28.8%	29.2%
Restaurant wages and related expenses	28.5%	29.4%
Restaurant rent expense	4.5%	4.9%
Other restaurant operating expenses	14.7%	13.7%
Advertising expense	3.5%	3.5%
General and administrative (including stock-based compensation expense)	5.4%	6.3%
Income from restaurant operations	9.8%	7.6%

Restaurant Sales. Total restaurant sales for the third quarter of 2005 increased $3.1 million, or 1.8%, to $180.9 million from $177.8 million in the third quarter of 2004 due to sales increases at our Hispanic restaurant brands, which were partially offset by a decline in our Burger King restaurant sales.

The changes in comparable restaurant sales noted below are calculated using only those restaurants open since the beginning of the earliest period being compared (12 months for our Burger King restaurants and 18 months for our Pollo Tropical and Taco Cabana restaurants).

Taco Cabana restaurant sales increased $1.9 million, or 3.7%, to $53.6 million in the third quarter of 2005 due primarily to the net addition of four new restaurants opened since the end of the third quarter of 2004 and the acquisition of four Taco Cabana restaurants from a franchisee in July 2005. These eight additional restaurants contributed $3.1 million of sales in the third quarter of 2005 which was partially offset by a reduction of 1.9% in sales in the third quarter of 2005 at our comparable Taco Cabana restaurants.

Pollo Tropical restaurant sales increased $4.6 million, or 15.2%, to $34.6 million in the third quarter of 2005 due to a 6.4% sales increase at our comparable Pollo Tropical restaurants, that resulted from an increase in the average sales transaction and menu price increases of approximately 3% in 2005, and the opening of six Pollo Tropical restaurants since the end of the third quarter of 2004 which contributed $2.4 million in sales.

Burger King restaurant sales decreased $3.3 million, or 3.5%, to $92.7 million in the third quarter of 2005 due to the closure of thirteen Burger King restaurants since September 30, 2004 and a reduction of 0.9% in sales in the third quarter of 2005 at our comparable Burger King restaurants.

Operating Costs and Expenses. Cost of sales (food and paper costs), as a percentage of total restaurant sales, decreased to 28.8% in the third quarter of 2005 from 29.2% in the third quarter of 2004. Taco Cabana cost of sales, as a percentage of Taco Cabana restaurant sales, decreased to 28.9% in the third quarter of 2005 from 29.8% in 2004 due primarily to improvements in restaurant-level food controls (0.7% of Taco Cabana sales) and higher vendor rebates (0.3% of Taco Cabana sales). Pollo Tropical cost of sales, as a percentage of Pollo Tropical restaurant sales, increased to 33.0% in the third quarter of 2005 from 31.5% in 2004 due primarily to a 19% increase in whole chicken commodity prices (1.7% of Pollo Tropical sales) and increases in other commodity prices including black beans and paper products (0.6% of Pollo Tropical sales), partially offset by the effect of menu price increases on the second quarter of 2005 (1.1% of Pollo Tropical sales). Burger King cost of sales, as a percentage of Burger King restaurant sales, decreased to 27.2% in the third quarter of 2005 from 28.1% in 2004 due primarily to the effect of menu price increases since the end of the second quarter of 2004 (0.9% of Burger King sales), lower beef and cheese commodity prices (0.3% of Burger King sales) and higher vendor rebates (0.2% of Burger King sales) partially offset in part by increased promotional discounting (0.7% of Burger King sales).

Restaurant wages and related expenses, as a percentage of total restaurant sales, decreased to 28.5% in the third quarter of 2005 from 29.4% in the third quarter of 2004. Taco Cabana restaurant wages and related expenses, as a percentage of Taco Cabana restaurant sales, decreased to 28.0% in the third quarter of 2005 from 28.4% in 2004 due primarily to lower medical insurance costs (0.5% of Taco Cabana sales). Pollo Tropical restaurant wages and related expenses, as a percentage of Pollo Tropical restaurant sales, decreased to 24.1% in the third quarter of 2005 from 25.5% in 2004 due to the effect of menu price increases since the end of the third quarter of 2004 (0.6% of Pollo Tropical sales), the effect on fixed labor costs of higher comparable restaurant sales volumes (0.4% of Pollo Tropical sales) and lower medical insurance costs (0.5% of Pollo Tropical sales). Burger King restaurant wages and related expenses, as a percentage of Burger King restaurant sales, decreased to 30.5% in the third quarter of 2005 from 31.1% in 2004 due to lower medical insurance costs (0.4% of Burger King sales) and lower workers’ compensation costs (0.3% of Burger King sales).

Restaurant rent expense, as a percentage of total restaurant sales, decreased to 4.5% in the third quarter of 2005 from 4.9% in the third quarter of 2004 due primarily to reductions in contingent rentals related to our Taco Cabana restaurants (0.3% of total restaurant sales) and the effect of sales increases at our Pollo Tropical restaurants on fixed occupancy costs.

Other restaurant operating expenses, as a percentage of total restaurant sales, increased to 14.7% in the third quarter of 2005 from 13.7% in the third quarter of 2004. Taco Cabana other restaurant operating expenses, as a percentage of Taco Cabana restaurant sales, increased to 14.9% in the third quarter of 2005 from 13.6% in 2004 due primarily to higher utility costs (1.1% of Taco Cabana sales) as a result of higher natural gas prices and increased electricity usage, and to much lesser extent, higher repair and maintenance expenses associated with initiatives to enhance the appearance of our Taco Cabana restaurants (0.2% of Taco Cabana sales). Pollo Tropical other restaurant operating expenses, as a percentage of Pollo Tropical restaurant sales, increased to 12.7% in the third quarter of 2005 from 12.2% in 2004 due primarily to higher general liability insurance costs (0.2% of Pollo Tropical sales), higher utility costs (0.2% of Pollo Tropical sales) due to higher natural gas prices and higher fees due to increased levels of credit card sales (0.2% of Pollo Tropical sales). Burger King other restaurant operating expenses, as a percentage of Burger King restaurant sales, increased to 15.4% in the third quarter of 2005 from 14.3% in 2004 due primarily to higher utility costs (0.6% of Burger King sales) resulting from higher natural gas rates and higher electricity usage due to the warmer weather, higher repair and maintenance expenses (0.3% of Burger King sales) to spruce up existing restaurant locations and fees associated with the acceptance of credit cards (0.1% of Burger King sales).

Advertising expense, as a percentage of total restaurant sales, was 3.5% in both the third quarter of 2005 and the third quarter of 2004. Taco Cabana advertising expense, as a percentage of Taco Cabana restaurant sales, increased to 4.4% in the third quarter of 2005 from 3.5% in 2004 due primarily to the timing of promotions that were concentrated in the third quarter of 2005. Our Taco Cabana advertising expenditures for all of 2005 are anticipated to be comparable to 2004 (approximately 4.2% of Taco Cabana sales). Pollo Tropical advertising expense, as a percentage of Pollo Tropical restaurant sales, increased slightly to 1.2% in the third quarter of 2005 from 1.0% in 2004. There were no significant television and radio advertising expenditures in either quarter. Our Pollo Tropical advertising expenditures for all of 2005 are anticipated to be approximately 1.9% of Pollo Tropical restaurant sales. Burger King advertising expense, as a percentage of Burger King restaurant sales, decreased to 3.8% in the third quarter of 2005 from 4.2% in 2004 due to costs associated with the Burger King system-wide Spiderman game promotion in the third quarter of 2004.

General and administrative expenses, including stock-based compensation expense, as a percentage of total restaurant sales, decreased to 5.4% in the third quarter of 2005 from 6.3% in 2004. Stock-based compensation expense was $0 and $0.6 million in the third quarter of 2005 and 2004, respectively, and as a percentage of total restaurant sales, 0.3% in the third quarter of 2004. General and administrative expenses decreased in total $1.3 million including the $0.6 million decrease in stock-based compensation expense. General and administrative expenses further decreased $0.7 million in the third quarter of 2005 compared to the third quarter of 2004 due primarily to lower administrative bonus expense of $1.3 million, partially offset by increased legal and professional fees, including audit fees, of $0.4 million and higher administrative salaries of $0.2 million.

Segment EBITDA. Segment EBITDA is a measure of segment profit or loss reported to the chief operating decision maker for purposes of allocating resources to our restaurant concepts and assessing their performance. Segment EBITDA is defined as earnings before interest, income taxes, depreciation and amortization, impairment losses, stock-based compensation expense and other expense. Segment EBITDA is defined as earnings before interest, income taxes, depreciation and amortization, impairment losses, stock-based compensation expense, other income and expense and loss on extinguishment of debt. Segment EBITDA for our Taco Cabana restaurants increased 7.1% to $8.4 million in the third quarter of 2005 from $7.8 million in 2004. Segment EBITDA for our Pollo Tropical restaurants increased 20.1% to $7.5 million in the third quarter of 2005 from $6.3 million in 2004. Segment EBITDA for our Burger King restaurants increased 7.4% to $10.9 million in the third quarter of 2005 from $10.1 million in 2004.

Depreciation and Amortization and Impairment Losses. Depreciation and amortization expense decreased $1.4 million to $8.2 million in the third quarter of 2005 compared to the third quarter of 2004 due primarily to lower depreciation of $0.8 million related to equipment at our Burger King restaurants, lower corporate information systems depreciation of $0.2 million, and lower depreciation from the closure of thirteen Burger King restaurants since September 30, 2004 of $0.2 million. Depreciation was also $0.2 million lower in the third quarter of 2005 due to lower leasehold improvement depreciation related to our Taco Cabana restaurants.

Impairment losses were $0.6 million and $0.1 million in the third quarter of 2005 and 2004, respectively and related in both quarters to property and equipment of certain underperforming Burger King restaurants and planned future closures of Burger King restaurants.

Interest Expense. Interest expense increased $2.3 million to $10.9 million in the third quarter of 2005 from $8.6 million in the third quarter of 2004 due primarily to higher average outstanding debt balances resulting from the December 2004 refinancing and higher effective interest rates on our floating rate borrowings under our senior credit facility. However, the weighted average interest rate on our long-term debt, excluding lease financing obligations, for the three months ended September 30, 2005 decreased to 7.4% from 8.0% in the third quarter of 2004. This decrease was due to increased borrowings under our senior credit facility in 2005 (as a result of the December 2004 refinancing), which are at a lower rate than our borrowings under our senior subordinated notes, and which also comprised a higher percentage of our total outstanding long-term debt in the third quarter of 2005 compared to the third quarter of 2004.

Provision for Income Taxes. The provision for income taxes in the third quarter of 2005 was derived using an estimated effective annual income tax rate for 2005 of 33.2%, excluding any tax expense or benefit recorded discretely in any quarter. The provision for income taxes in the third quarter of 2004 is based on an effective tax rate for 2004 of 45.4%. This rate is higher than the statutory Federal tax rate primarily due to state income taxes and tax credits.

Net Income. As a result of the foregoing, net income was $5.3 million in the third quarter of 2005 compared to net income of $1.6 million in the third quarter of 2004.

Nine Months Ended September 30, 2005 Compared to Nine Months Ended September 30, 2004.

The following table sets forth, for the nine months ended September 30, 2005 and 2004, selected operating results as a percentage of restaurant sales:

	2005	2004
Restaurant sales:
Taco Cabana	29.5%	29.2%
Pollo Tropical	19.4%	17.6%
Burger King	51.1%	53.2%

	100.0%	100.0%
Costs and expenses:
Cost of sales	29.1%	28.9%
Restaurant wages and related expenses	28.9%	29.6%
Restaurant rent expense	4.9%	5.0%
Other restaurant operating expenses	14.3%	13.5%
Advertising expense	3.7%	3.7%
General and administrative (including stock-based compensation expense)	9.0%	6.4%
Income from restaurant operations	5.2%	6.8%

Restaurant Sales. Total restaurant sales in the first nine months of 2005 increased $19.6 million, or 3.8%, to $531.4 million from $511.9 million in the first nine months of 2004 due to comparable restaurant sales increases at all three of our restaurant brands.

The changes in comparable restaurant sales noted below are calculated using only those restaurants open since the beginning of the earliest period being compared (12 months for our Burger King restaurants and 18 months for our Pollo Tropical and Taco Cabana restaurants).

Taco Cabana restaurant sales increased $7.3 million, or 4.9%, to $156.6 million in the first nine months of 2005 due to a 1.3% sales increase at our comparable Taco Cabana restaurants, primarily from an increase in the average sales transaction, and the net addition of seven new restaurants opened since the beginning of 2004 and the acquisition of four Taco Cabana restaurants from a franchisee in July 2005. These eleven additional restaurants contributed a total of $5.4 million in sales in the first nine months of 2005.

Pollo Tropical restaurant sales increased $12.9 million, or 14.3%, in the first nine months of 2005 to $103.0 million due to a 7.5% sales increase at our comparable Pollo Tropical restaurants that resulted from both increases in sales transactions and the average sales transaction, and the opening of six Pollo Tropical restaurants since the beginning of 2004 which contributed a total of $5.7 million in sales in the first nine months of 2005.

Burger King restaurant sales decreased by $0.6 million, or 0.2%, to $271.9 million in the first nine months of 2005 due to the closure of thirteen Burger King restaurants since September 30, 2004, which was substantially offset by a 1.3% sales increase at our comparable Burger King restaurants, primarily from an increase in the average sales transaction.

Operating Costs and Expenses. Cost of sales (food and paper costs), as a percentage of total restaurant sales, increased to 29.1% in the first nine months of 2005 from 28.9% in the first nine months of 2004. Taco Cabana cost of sales, as a percentage of Taco Cabana restaurant sales, decreased to 29.1% in the first nine months of 2005 from 29.9% in 2004 due primarily to improvements in restaurant-level food controls (1.0% of Taco Cabana sales) and the effect of menu price increases (0.5% of Taco Cabana sales), partially offset by higher produce commodity prices in 2005. Pollo Tropical cost of sales, as a percentage of Pollo Tropical restaurant sales, increased significantly to 33.3% in the first nine months of 2005 from 31.1% in 2004 due primarily to a 19% increase in whole chicken commodity prices (1.8% of Pollo Tropical sales) and also increases in other commodity prices (0.6% of Pollo Tropical sales), partially offset by the effect of menu price increases in the second quarter of 2005 (0.5% of Pollo Tropical sales). Burger King cost of sales, as a percentage of Burger King restaurant sales, decreased to 27.4% in the first nine months of 2005 from 27.6% in 2004 due primarily to menu price increases since the end of the second quarter of 2004 (1.1% of Burger King sales) substantially offset by an increase in beef commodity prices (0.4% of Burger King sales), higher promotional discounts (0.3% of Burger King sales) and lower rebates in 2005 (0.2% of Burger King sales).

Restaurant wages and related expenses, as a percentage of total restaurant sales, decreased to 28.9% in the first nine months of 2005 from 29.6% in the first nine months of 2004. Taco Cabana restaurant wages and related expenses, as a percentage of Taco Cabana restaurant sales, decreased to 28.1% in the first nine months of 2005 from 28.5% in 2004 due primarily to the effect of menu price increases since the end of the third quarter of 2004 (0.5% of Taco Cabana sales). Pollo Tropical restaurant wages and related expenses, as a percentage of Pollo Tropical restaurant sales, decreased to 23.6% in the first nine months of 2005 from 25.0% in 2004 due primarily to the effect of menu price increases in the second quarter of 2005 (0.4% of Pollo Tropical sales), the effect on fixed labor costs of higher comparable restaurant sales volumes (0.4% of Pollo Tropical sales), and lower medical insurance costs (0.6% of Pollo Tropical sales). Burger King restaurant wages and related expenses, as a percentage of Burger King restaurant sales, decreased to 31.4% in the first nine months of 2005 from 31.8% in 2004 due to lower insurance costs for medical (0.2% of Burger King sales) and workers’ compensation (0.3% of Burger King sales).

Restaurant rent expense, as a percentage of total restaurant sales, decreased to 4.9% in the first nine months of 2005 from 5.0% in the first nine months of 2004 due to the effect of comparable restaurant sales increases on fixed occupancy costs at all three of our restaurant concepts and lower contingent rentals based on a percentage of restaurant sales related to our Taco Cabana restaurants (0.1% of total restaurant sales).

Other restaurant operating expenses, as a percentage of total restaurant sales, increased to 14.3% in the first nine months of 2005 from 13.5% in the first nine months of 2004. Taco Cabana other restaurant operating expenses, as a percentage of Taco Cabana restaurant sales, increased to 14.4% in the first nine months of 2005 from 13.3% in 2004 due primarily to higher repair and maintenance expenses associated with initiatives to enhance the appearance of our Taco Cabana restaurants (0.5% of Taco Cabana sales) and higher utility costs (0.5% of Taco Cabana sales) due to higher natural gas prices and increased electricity usage. Pollo Tropical other restaurant operating expenses, as a percentage of Pollo Tropical restaurant sales, increased to 11.8% in the first nine months of 2005 from 11.0% in 2004 due primarily to higher general liability insurance costs (0.2% of Pollo Tropical sales), higher fees due to increased levels of credit card sales (0.2% of Pollo Tropical sales) and a gain related to a favorable lease settlement in 2004 (0.1% of Pollo Tropical sales). Burger King other restaurant operating expenses, as a percentage of Burger King restaurant sales, increased to 15.2% in the first nine months of 2005 from 14.5% in 2004 due primarily to higher repair and maintenance expenses (0.3% of Burger King sales) to enhance the appearance of our Burger King restaurant locations, higher utility costs due to higher natural gas rates and electricity usage (0.2% of Burger King sales) and fees associated with the acceptance of credit cards (0.1% of Burger King sales).

Advertising expense, as a percentage of total restaurant sales, was 3.7% in both the first nine months of 2005 and first nine months of 2004. Taco Cabana advertising expense, as a percentage of Taco Cabana restaurant sales, decreased to 4.3% in the first nine months of 2005 from 4.7% in 2004 due primarily to the timing of promotions. Our Taco Cabana advertising expenditures for all of 2005 are anticipated to be comparable to 2004 (approximately 4.2% of Taco Cabana sales). Pollo Tropical advertising expense, as a percentage of Pollo Tropical restaurant sales, increased to 2.1% in the first nine months of 2005 from 1.2% in 2004 due to higher television and radio advertising expenditures. There were no significant television and radio advertising expenditures in the first and third quarters of 2004. Our Pollo Tropical advertising expenditures for all of 2005 are anticipated to be approximately 1.9% of Pollo Tropical restaurant sales. Burger King advertising expense, as a percentage of Burger King restaurant sales, was 4.0% in the first nine months of 2005 and 2004.

General and administrative expenses, including stock-based compensation expense, as a percentage of total restaurant sales, increased to 9.0% in the first nine months of 2005 from 6.4% in the first nine months of 2004. Stock-based compensation expense was $16.4 million and $2.2 million in the first nine months of 2005 and 2004, respectively, or as a percentage of total restaurant sales, 3.1% and 0.4%, respectively. Stock-based compensation expense in the first nine months of 2005 was substantially from the issuance of stock in exchange for stock options in the second quarter of 2005. General and administrative expenses increased in total $14.8 million primarily from the $14.2 million increase in stock-based compensation expense. General and administrative expenses further increased $0.6 million in the first nine months of 2005 compared to 2004 due primarily to increased legal and professional fees, including audit fees of $1.4 million and higher administrative salaries of $ 0.6 million, partially offset by lower administrative bonus expense of $ 1.4 million.

Segment EBITDA. Segment EBITDA, as defined, is a measure of segment profit or loss reported to the chief operating decision maker for purposes of allocating resources to our restaurant concepts and assessing their performance. Segment EBITDA for our Taco Cabana restaurants increased 12.9% to $23.6 million in the first nine months of 2005 from $20.9 million in 2004. Segment EBITDA for our Pollo Tropical restaurants increased 6.5% to $22.4 million in the first nine months of 2005 from $21.0 million in 2004. Segment EBITDA for our Burger King restaurants decreased 5.3% to $25.5 million in the first nine months of 2005 from $26.9 million in 2004.

Depreciation and Amortization and Impairment Losses—Depreciation and amortization expense decreased to $24.9 million in the first nine months of 2005 from $29.9 million in the first nine months of 2004 due primarily to lower depreciation of restaurant equipment related to our Burger King restaurants of $2.3 million, lower depreciation due to the closure of Burger King restaurants since September 30, 2004 of $0.5 million, lower depreciation of corporate information systems of $0.7 million and lower leasehold improvement amortization depreciation for our Taco Cabana restaurants of $1.4 million.

Impairment losses were $1.4 million in the first nine months of 2005 and were comprised of $0.2 million related to Burger King franchise rights, $1.1 million related to property and equipment of certain underperforming Burger King restaurants and planned future closures of Burger King restaurants and $0.1 million related to property and equipment of certain underperforming Taco Cabana restaurants. Impairment losses in the first nine months of 2004 were $0.6 million and related to property and equipment of certain underperforming Burger King restaurants.

Interest Expense. Interest expense increased $5.5 million to $31.8 million in the first nine months of 2005 from $26.3 million in 2004 due primarily to higher average outstanding debt balances resulting from the December 2004 refinancing and higher effective interest rates on our floating rate borrowings under our senior credit facility. However, the weighted average interest rate on our long-term debt, excluding lease financing obligations, for the nine months ended September 30, 2005 decreased to 7.1% from 7.7% in the first nine months of 2004. This decrease was due to increased borrowings under our senior credit facility in 2005 (as a result of the December 2004 refinancing), which are at a lower rate than our borrowings under our senior subordinated notes, and which also comprised a higher percentage of our total outstanding long-term debt in the first nine months of 2005 compared to 2004.

Provision for Income Taxes. The provision for income taxes in the first nine months of 2005 was derived using an estimated effective annual income tax rate for 2005 of 33.2%. The tax provision for the nine months ended September 30, 2005 also includes $3.8 million for the non-deductible portion of stock-based compensation expense related to stock awards in the second quarter of 2005 and $0.5 million of income tax expense associated with Ohio state tax legislation enacted in the second quarter of 2005. The discrete tax expense for each of these items was recorded in the second quarter of 2005.

The provision for income taxes in the three and nine months ended September 30, 2004 is based on an effective tax rate for 2004 of 45.4%. This rate is higher than the statutory Federal tax rate primarily due to state income taxes and tax credits.

Net Income (Loss). As a result of the foregoing, we incurred a net loss of $5.2 million in the first nine months of 2005 compared to net income of $4.0 million in the first nine months of 2004.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements other than our operating leases, which are primarily for our restaurant properties and not recorded on our consolidated balance sheet.

Application of Critical Accounting Estimates and Policies

Our unaudited interim consolidated financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America. Preparing consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. These estimates and assumptions are affected by the application of our accounting policies. Our significant accounting policies are described in the “Significant Accounting Policies” footnote in the notes to our consolidated financial statements included in Amendment No. 1 to our Form 10-K/A for the year ended December 31, 2004. Critical accounting estimates are those that require application of management’s most difficult, subjective or complex judgments, often as a result of matters that are inherently uncertain and may change in subsequent periods.

Sales recognition at company-operated restaurants is straightforward as customers pay for products at the time of sale and inventory turns over very quickly. Payments to vendors for products sold in the restaurants are generally settled within 30 days. The earnings reporting process is covered by our system of internal controls, and generally does not require significant management estimates and judgments. However, critical accounting estimates and judgments, as noted below, are inherent in the assessment and recording of accrued occupancy costs, insurance liabilities, legal obligations, income taxes, the valuation of goodwill and intangible assets for impairment, assessing impairment of long-lived assets and lease accounting matters. While we apply our judgment based on assumptions believed to be reasonable under the circumstances, actual results could vary from these assumptions. It is possible that materially different amounts would be reported using different assumptions.

Accrued occupancy costs. We make estimates of accrued occupancy costs pertaining to closed restaurant locations on an ongoing basis. These estimates require assessment and continuous evaluation of a number of factors such as the remaining contractual period under our lease obligations, the amount of sublease income we are able to realize on a particular property and estimates of other costs such as property taxes. Differences between actual future events and prior estimates could result in adjustments to these accrued costs. At September 30, 2005, we had two non-operating restaurant properties.

Insurance liabilities. We are self-insured for most workers’ compensation, general liability and medical insurance claims. At September 30, 2005, we had $9.0 million accrued for these insurance claims. We record insurance liabilities based on historical and industry trends, which are continually monitored, and adjust accruals as warranted by changing circumstances. Since there are many estimates and assumptions involved in recording these insurance liabilities, including the ability to estimate the future development of incurred claims based on historical trends, differences between actual future events and prior estimates and assumptions could result in adjustments to these liabilities.

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

Income taxes. We record income tax liabilities utilizing known obligations and estimates of potential obligations. We are required to record a valuation allowance if it is more likely than not that the value of estimated deferred tax assets are different from those recorded. This would include making estimates and judgments on future taxable income, the consideration of feasible tax planning strategies and existing facts and circumstances. When the amount of deferred tax assets to be realized is expected to be different from that recorded, the asset balance and income statement would reflect any change in valuation in the period such determination is made.

Evaluation of Goodwill. We must evaluate our recorded goodwill and indefinite-lived intangible assets for impairment under Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets”, on an ongoing basis. We have elected to conduct our annual impairment review of goodwill and other indefinite-lived intangible assets at December 31. Our review at December 31, 2004 indicated there has been no impairment as of that date. This annual evaluation of goodwill requires us to make estimates and assumptions to determine the fair value of our reporting units including projections regarding future operating results of each restaurant over its remaining lease term and market values. These estimates may differ from actual future events and if these estimates or related projections change in the future, we may be required to record impairment charges for these assets.

Impairment of Long-lived Assets. We assess the potential impairment of long-lived assets, principally property and equipment, whenever events or changes in circumstances indicate that the carrying value may not be recoverable. We determine if there is impairment at the restaurant level by comparing undiscounted future cash flows from the related long-lived assets with their respective carrying values. In determining future cash flows, significant estimates are made by us with respect to future operating results of each restaurant over its remaining lease term. If assets are determined to be impaired, the impairment charge is measured by calculating the amount by which the asset carrying amount exceeds its fair value. This process of assessing fair values requires the use of estimates and assumptions, which are subject to a high degree of judgment. If these assumptions change in the future, we may be required to record impairment charges for these assets.

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

In addition, if a purchase option exists for any properties subject to a lease financing obligation, the purchase option is evaluated for its probability of exercise on an ongoing basis. This evaluation considers many factors including, without limitation, our intentions, the fair value of the underlying properties, our ability to acquire the property, economic circumstances and other available alternatives to us for the continued use of the property. These factors may change and be considered differently in future assessments of probability. At September 30, 2005 there were no purchase options for properties subject to lease financing obligations that we deemed were probable of exercise.

Effects of New Accounting Standards

In December 2004, the FASB issued Statement of Financial Accounting Standard No. 123 (revised 2004), “Share-Based Payment” (SFAS 123R) which replaces SFAS No. 123 (SFAS 123), “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25 (APB 25), “Accounting for Stock Issued to Employees.” SFAS 123R requires the measurement of all employee share-based payments, including grants of employee stock options, using a fair-value-based method and the recording of such expense in the consolidated statements of operations. The pro forma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition. In March 2005, the SEC issued Staff Accounting Bulletin (“SAB”) No. 107 “Share-Based Payment.” SAB 107 expresses views of the SEC staff regarding the interaction between SFAS 123R and certain SEC rules and regulations and provides the staff’s views regarding the valuation of share-based payment arrangements. SFAS 123R is effective for awards that are granted, modified, or settled in cash for the first annual reporting period beginning after June 15, 2005. We plan to adopt the provision of SFAS 123 using the modified prospective method of adoption. However, as all shares of stock issued in the stock award were fully vested and we will not have any stock options outstanding at December 31, 2005, we will not record any stock-based compensation expense related to the adoption of SFAS 123R on January 1, 2006. Compensation cost for any new unvested share-based awards granted after December 31, 2005 will be recorded upon issuance at their fair value over their service period.

In March 2005, the FASB issued FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations,” (“FIN 47”). FIN 47 clarifies that the term “conditional” as used in SFAS No. 143, “Accounting for Asset Retirement Obligations,” which refers to a legal obligation to perform an asset retirement activity even if the timing and/or settlement are conditional on a future event that may or may not be within the control of an entity. Accordingly, the entity must record a liability for the conditional asset retirement obligation if the fair value of the obligation can be reasonably estimated. FIN 47 becomes effective for us in the fourth quarter of 2005. The adoption of FIN 47 is not expected to have an effect on the Company’s 2005 consolidated financial statements.

In October 2005, the FASB issued Staff Position FAS 13-1, “Accounting for Rental Costs Incurred during a Construction Period,” which requires rental costs associated with ground or building operating leases that are incurred during a construction period to be recognized as rental expense. This Staff Position is effective for reporting periods beginning after December 15, 2005, and retrospective application is permitted but not required. The Company has not historically capitalized rent incurred during the construction period. Accordingly, Staff Position FAS 13-1is not expected to have any impact on the Company’s consolidated financial statements.

Forward Looking Statements

This Quarterly Report on Form 10-Q contains statements which constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Statements that are predictive in nature or that depend upon or refer to future events or conditions are forward-looking statements. These statements are often identified by the words “may,” “might,” “will,” “should,” “anticipate,” “believe,” “expect,” “intend,” “estimate,” “hope” or similar expressions. In addition, expressions of our strategies, intentions or plans are also forward looking statements. These statements reflect management’s current views with respect to future events and are subject to risks and uncertainties, both known and unknown. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their date. There are important factors that could cause actual results to differ materially from those in forward-looking statements, many of which are beyond our control. Investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements. We believe important factors that could cause actual results to differ materially from our expectations include the following, in addition to other risks and uncertainties discussed herein and in Amendment No. 1 to our Annual Report on Form 10-K/A for the fiscal year ended December 31, 2004:

•	Competitive conditions;

•	Regulatory factors;

•	Environmental conditions and regulations;

•	General economic conditions, particularly at the retail level;

•	Weather conditions;

•	Fuel prices;

•	Significant disruptions in service or supply by any of our suppliers or distributors;

•	Changes in consumer perception of dietary health and food safety;

•	Labor and employment benefit costs;

•	The outcome of pending or yet-to-be instituted legal proceedings;

•	Our ability to manage our growth and successfully implement our business strategy;

•	The risks associated with the expansion of our business;

•	General risks associated with the restaurant industry;

•	Our inability to integrate any businesses we acquire;

•	Our borrowing costs and credit ratings, which may be influenced by the credit ratings of our competitors;

•	The availability and terms of necessary or desirable financing or refinancing and other related risks and uncertainties;

•	The risk of events similar to those of September 11, 2001 or an outbreak or escalation of any insurrection or armed conflict involving the United States or any other national or international calamity;

•	Factors that affect the restaurant industry generally, including recalls if products become adulterated or misbranded, liability if product consumption causes injury, ingredient disclosure and labeling laws and regulations and the possibility that consumers could lose confidence in the safety and quality of certain food products, as well as recent publicity concerning the health implications of obesity and transfatty acids; and

•	Other risks and uncertainties that are discussed herein and in Amendment No. 1 to our Annual Report on Form 10-K/A for the fiscal year ended December 31, 2004.

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

ITEM 3—QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

There were no material changes from the information presented in Item 7A included in Amendment No. 1 to the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2004 with respect to the Company’s market risk sensitive instruments.

ITEM 4—CONTROLS AND PROCEDURES

Restatement. As discussed in Note 2 to the accompanying consolidated financial statements, we have restated our consolidated financial statements for the three and nine months ended September 26, 2004.

Disclosure Controls and Procedures. Our senior management is responsible for establishing and maintaining disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d - 15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

We have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report, with the participation of the Chief Executive Officer and Chief Financial Officer, as well as other key members of our management. In the evaluation, we considered the restatement of our financial statements as discussed in Note 2 to the accompanying consolidated financial statements. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were ineffective as of October 2, 2005.

Material Weaknesses in Internal Control Over Financial Reporting. A material weakness is a control deficiency (within the meaning of PCAOB Auditing Standard No. 2), or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Management identified the following material weaknesses in its internal control over financial reporting as of October 2, 2005:

Personnel

In conjunction with filing this Form 10-Q/A, which included the restatements as discussed in Note 2 to the accompanying consolidated financial statements, management concluded that the Company did not have sufficient personnel with the appropriate knowledge and expertise to identify and resolve certain complex accounting and tax matters. In addition, the Company did not perform the appropriate level of review commensurate with the Company’s financial reporting requirements to ensure the consistent execution of its responsibility in the areas of monitoring of controls, the application of U.S. generally accepted accounting policies and disclosures to support its accounting, tax and reporting functions. This material weakness contributed to certain of the material weaknesses discussed below.

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

The control deficiencies described above resulted in the restatement of the Company’s consolidated financial statements for three and nine months ended September 26, 2004. Additionally, each of these control deficiencies could result in the material misstatement of the aforementioned accounts that would result in material misstatements to annual or interim financial statements that would not be prevented or detected. Accordingly, management has determined at October 2, 2005 that each of these control deficiencies constituted material weaknesses.

Changes in Internal Control over Financial Reporting. No change occurred in our internal control over financial reporting during the third quarter of 2005 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Remediation of Material Weaknesses. Through the date of the filing of this Form 10-Q, we have remediated the following material weaknesses: item (c) under Controls over Applying the Lease Financing Method, SFAS No. 98 and Lease Accounting Policies; item (a) under Controls Related to Acquired Intangibles and Deferred Taxes in Conjunction with Acquisitions; item (a) under Controls Over Certain Financial Statement Disclosures; and Controls Over Stock Option Accounting, as described above and have taken the following steps to improve our internal controls.

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

In addition, we plan to take the following steps to remediate the material weaknesses at October 2, 2005 identified as a result of our evaluation:

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

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

On November 30, 2002, four former hourly employees commenced a lawsuit against the Company in the United States District Court for the Western District of New York entitled Dawn Seever, et al. v. Carrols Corporation. The lawsuit alleges, in substance, that the Company violated certain minimum wage laws under the federal Fair Labor Standards Act and related state laws by requiring employees to work without recording their time and by retaliating against those who complained. The plaintiffs seek damages, costs and injunctive relief. They also seek to notify, and eventually certify, a class consisting of current and former employees who, since 1998, have worked, or are working, for the Company. As a result of the July 21, 2005 Status Conference, the parties agreed to withdraw Plaintiff’s Motions to Certify and for National Discovery, and Defendant’s Motion to Disqualify Counsel and related motions, to allow both sides limited additional discovery. The Company has since filed a Motion for Summary Judgment as to the existing Plaintiffs that the Court has under consideration. The Plaintiffs have indicated they will re-file a Motion to certify and for National Discovery and the Company will oppose such Motion. It is too early to evaluate the likelihood of an unfavorable outcome or estimate the amount or range of potential loss. Consequently, it is not possible to predict what adverse impact, if any, this case could have on our consolidated financial condition or results of operations and cash flows. We intend to continue to contest this case vigorously.

We are a party to various other litigation matters incidental to the conduct of our business. We do not believe that the outcome of any of these matters will have a material adverse effect on our consolidated financial condition, results of operations or cash flows.

Item 1A. Risk Factors

Not applicable

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