Form 10-K
period 2006-01-01
CARROLS CORP
filed 2006-06-30
CIK 17927

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 1, 2006

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.    Yes    ☐  No    ☒

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

The number of shares outstanding of the registrant’s common stock as of June 26, 2006 is 10.

DOCUMENTS INCORPORATED BY REFERENCE

None

CARROLS CORPORATION AND S UBSIDIARIES

FORM 10-K

YEAR ENDED DECEMBER 31, 2005

PART I

Throughout this Annual Report on Form 10-K, we refer to Carrols Corporation, a Delaware corporation incorporated in 1968, as “Carrols” and, together, with its consolidated operations, as “we”, “our” and “us” unless otherwise indicated. Any reference to “Carrols Holdings” or “Holdings” refers to our parent and sole stockholder, Carrols Holdings Corporation, a Delaware corporation, unless otherwise indicated.

We use a 52-53 week fiscal year ending on the Sunday closest to December 31. For convenience, all references herein to the fiscal years ended December 28, 2003, January 2, 2005 and January 1, 2006 will hereinafter be referred to as the fiscal years ended December 31, 2003, 2004 and 2005, respectively. Our fiscal year ended December 31, 2004 contained 53 weeks. Our fiscal years ended December 31, 2005 and 2003 each contained 52 weeks.

We use the terms “Segment EBITDA” and “Segment EBITDA margin” in our 2005 Annual Report on Form 10-K because as it is a financial indicator that is reported to the chief operating decision maker for purposes of allocating resources to the segments and assessing their performance. Segment EBITDA (earnings before interest, income taxes, depreciation and amortization, impairment losses, stock-based compensation expense, bonus to employees and director, other income and expense and loss on extinguishment of debt) may not be necessarily comparable to other similarly titled captions of other companies due to differences in methods of calculation. See Note 13 to the accompanying consolidated financial statements.

We use the term “Consolidated Adjusted EBITDA” because we believe it is a useful financial indicator for our ability to service and/or incur indebtedness. Consolidated Adjusted EBITDA (earnings before interest, income taxes, depreciation and amortization, impairment losses, stock-based compensation expense, bonus to employees and director, other income and expense and loss on extinguishment of debt) should not be considered as an alternative to cash flows as a measure of liquidity in accordance with generally accepted accounting principles. Consolidated Adjusted EBITDA is not necessarily comparable to other similarly titled captions of other companies due to differences in methods of calculation. Management believes the most directly comparable measure to Consolidated Adjusted EBITDA calculated in accordance with generally accepted accounting principles (“GAAP”) is net cash provided from operating activities. See Item 6 “Selected Historical Financial Data” for a reconciliation of non-GAAP financial measures.

In this Annual Report on Form 10-K, we refer to information, forecasts and statistics regarding the restaurant industry. Unless otherwise indicated, all restaurant industry data in this Annual Report on Form 10-K refers to the U.S. restaurant industry and is taken from or based upon the Technomic Information Services (Technomic) 2006 report entitled “2006 Technomic Top 500 Chain Restaurant Report.” In this Annual Report on Form 10-K we also refer to information, forecasts and statistics from the U.S. Census Bureau, U.S. Bureau of Labor Statistics and BKC. Unless otherwise indicated, information regarding BKC in this Annual Report on Form 10-K has been made publicly available by BKC. Any reference to BKC in this Annual Report on Form 10-K refers to Burger King Holdings, Inc. and its wholly-owned subsidiaries, including Burger King Corporation. We believe that all of these sources are reliable, but we have not independently verified any of this information and cannot guarantee its accuracy or completeness. The information and statistics we have used from Technomic reflect rounding adjustments.

Forward-Looking Statements

This 2005 Annual Report on Form 10-K contains statements which constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Statements that are predictive in nature or that depend upon or refer to future events or conditions are forward-looking statements. These statements are often identified by the words “may,” “might,” “will,” “should,” “anticipate,” “believe,” “expect,” “intend,” “estimate,” “hope” or similar expressions. In addition, expressions of our strategies, intentions or plans are also forward looking statements. These statements reflect management’s current views with respect to future events and are subject to risks and uncertainties, both known and unknown. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their date. There are important factors that could cause actual results to differ materially from those in forward-looking statements, many of which are beyond our control. Investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements. We have identified significant factors that could cause actual results to differ materially from those stated or implied in the forward-looking statements. For more information, please see Item 1A – Risk Factors. We believe important factors that could cause actual results to differ materially from our expectations include the following, in addition to other risks and uncertainties discussed herein:

•	Competitive conditions;

•	Regulatory factors;

•	Environmental conditions and regulations;

•	General economic conditions, particularly at the retail level;

•	Weather conditions;

•	Fuel prices;

•	Significant disruptions in service or supply by any of our suppliers or distributors;

•	Changes in consumer perception of dietary health and food safety;

•	Labor and employment benefit costs;

•	The outcome of pending or yet-to-be instituted legal proceedings;

•	Our ability to manage our growth and successfully implement our business strategy;

•	The risks associated with the expansion of our business;

•	General risks associated with the restaurant industry;

•	Our inability to integrate any businesses we acquire;

•	Our borrowing costs and credit ratings, which may be influenced by the credit ratings of our competitors;

•	The availability and terms of necessary or desirable financing or refinancing and other related risks and uncertainties;

•	The risk of events similar to those of September 11, 2001 or an outbreak or escalation of any insurrection or armed conflict involving the United States or any other national or international calamity;

•	Factors that affect the restaurant industry generally, including recalls if products become adulterated or misbranded, liability if product consumption causes injury, ingredient disclosure and labeling laws and regulations and the possibility that consumers could lose confidence in the safety and quality of certain food products, as well as recent publicity concerning the health implications of obesity and transfatty acids; and

•	other risks and uncertainties that are discussed herein.

ITE M 1.	BUSINESS

Overview

Our Company

We are one of the largest restaurant companies in the United States operating three restaurant brands in the quick-casual and quick-service restaurant segments with 540 company-owned and operated restaurants in 17 states as of December 31, 2005 and 29 franchised restaurants in the United States, Puerto Rico and Ecuador. We own, operate and franchise two Hispanic restaurant brands, Taco Cabana® and Pollo Tropical® (together referred to by us as our Hispanic Brands) operating primarily in Texas and Florida, respectively. We are also the largest Burger King® franchisee and have operated Burger King restaurants since 1976. We believe that the diversification of our restaurant brands and geographic dispersion of our restaurants provide us with financial stability. For the year ended December 31, 2005 we had total revenues of $706.9 million and Consolidated Adjusted EBITDA of $92.4 million. Net cash provided from operating activities for the year ended December 31, 2005 was $22.0 million.

Hispanic Brands

Our Hispanic Brands combine the convenience of quick-service restaurants with the menu variety, use of fresh ingredients, upscale decor and food quality of casual dining. As of December 31, 2005, our Hispanic Brands were comprised of 204 company-owned and 29 franchised restaurants and accounted for 49.0% of our consolidated revenues for the year ended December 31, 2005. Total revenues for our Hispanic brands were $346.8 million in 2005 and have increased from 42% of our consolidated revenues in 2001 to 49% in 2005. Aggregate Segment EBITDA for our two Hispanic brands was $60.6 million in 2005.

Taco Cabana. Taco Cabana restaurants combine fresh, high-quality Tex-Mex and traditional Mexican style food in a festive setting with the convenience and value of quick-service restaurants. Menu items include sizzling fajitas, quesadillas, enchiladas, other Tex-Mex dishes, fresh-made flour tortillas, frozen margaritas and beer. Most menu items are made fresh daily in each of our Taco Cabana restaurants. Taco Cabana pioneered the Mexican patio café concept with its first restaurant in San Antonio, Texas in 1978. As of December 31, 2005, we owned and operated 135 Taco Cabana restaurants located in Texas, Oklahoma and New Mexico and franchised two Taco Cabana restaurants in New Mexico and one in Georgia. For the year ended December 31, 2005, our Taco Cabana restaurants generated total revenues of $209.8 million and Segment EBITDA of $31.9 million. In addition, for 2005, our company-owned Taco Cabana restaurants generated average annual sales per restaurant of $1,614,000, which we believe is among the highest in the quick-casual segment, and average Segment EBITDA per restaurant of $246,000.

Pollo Tropical. Pollo Tropical restaurants combine high quality distinctive menu items and an inviting tropical setting with the convenience and value of quick-service restaurants. Our Pollo Tropical restaurants feature fresh grilled chicken marinated in a proprietary blend of tropical fruit juices and spices and authentic “made from scratch” side dishes. Our menu also features other items including roast pork, a line of premium sandwiches and grilled ribs offered with a selection of sauces. Most menu items are made fresh daily in each of our Pollo Tropical restaurants. Pollo Tropical opened its first company-owned restaurant in 1988 in Miami. As of December 31, 2005, we owned and operated a total of 69 Pollo Tropical restaurants, 59 of which are located in south Florida and ten of which are located in central Florida. We also franchised 26 Pollo Tropical restaurants as of December 31, 2005, 22 of which are located in Puerto Rico, two in Ecuador and two in Florida. For the year ended December 31, 2005, our Pollo Tropical restaurants generated total revenues of $137.0 million and segment EBITDA of $28.7 million. In addition, for 2005, our company-owned Pollo Tropical restaurants generated average annual sales per restaurant of $2,092,000, which we believe is among the highest in the quick-casual segment, and average Segment EBITDA per restaurant of $442,000.

Burger King. Burger King is one of the largest hamburger restaurant chains in the world and we are the largest Burger King franchisee. Burger King restaurants are part of the quick-service segment. Technomic indicates that the U.S. restaurant industry is comprised of five major segments: quick-service, quick-casual, family/mid-scale, casual dining and fine dining restaurants. The quick-service segment is the largest of the five major segments of the U.S. restaurant industry based on 2005 sales. Burger King restaurants feature the popular flame-broiled WHOPPER® sandwich as well as hamburgers and other sandwiches, fries, salads, breakfast items and other offerings typically found in quick-service hamburger restaurants. As of December 31, 2005, we operated 336 Burger King restaurants located in 13 Northeastern, Midwestern and Southeastern states. For the year ended December 31, 2005, our Burger King restaurants generated total revenues of $360.1 million and Segment EBITDA of $31.8 million. In addition, for 2005, our Burger King restaurants generated average annual sales per restaurant of $1,048,000 and average Segment EBITDA per restaurant of $92,000.

Industry

The Restaurant Market

According to Technomic, total restaurant industry revenues in the United States for 2005 were $330.8 billion, an increase of 5.6% over 2004. Sales in the overall U. S. restaurant industry are projected by Technomic to increase at a compound annual growth rate of 5.3% between 2005 and 2010.

Quick-Casual Restaurants

Our Hispanic Brands are part of the quick-casual restaurant segment, which combines the convenience of quick-service restaurants with the menu variety, use of fresh ingredients, upscale decor and food quality of casual dining. We believe that the quick-casual restaurant segment is one of the fastest growing segments of the restaurant industry. According to Technomic, sales growth in 2005 of quick-casual chains in the Top 500 restaurant chains was 11.8% as compared to 7.0% for the overall Top 500 restaurant chains, which includes all five major segments.

Quick-casual restaurants are primarily distinguished by the following characteristics:

•	Quick-service or self-service format. Meals are purchased prior to receiving food. In some cases, payment may be made at a separate station from where the order was placed. Also, servers may bring orders to the customer’s table.

•	Check averages between $7 and $10. Technomic reports that the average check at quick-casual restaurants in 2005 ranged between $7 and $10, which is generally higher than traditional quick-service restaurants.

•	Food prepared to order. We believe that in quick-casual concepts, customization of orders and display cooking are common.

•	Fresh ingredients. Many concepts use the word “fresh” in their concept positioning and feature very descriptive menus highlighting these upgraded components.

•	Broader range of menu offerings. Typically quick-casual concepts provide greater variety and diversity in their menu offerings relative to traditional quick-service restaurants.

•	Enhanced decor. Wooden tables, upholstered seating and track lighting are some of the design features commonly found in quick-casual establishments.

We believe that there is growing consumer demand for quick-casual restaurants because of food quality, value, differentiation of flavors, and the acceptance of ethnic foods, and we believe that our Hispanic Brands are positioned to benefit from these trends. We also believe that our Hispanic Brands will benefit from two significant factors; the population growth rates in regions in which our restaurants are currently located and the rate of growth of the Hispanic population in the United States.

Our Burger King restaurants are part of the quick-service restaurant segment that Technomic indicates is the largest of the five major segments of the U.S. restaurant chain industry. Technomic identifies ten major types of restaurants comprising the quick-service segment: Hamburger; Pizza; Chicken; Other Sandwich; Mexican; Frozen Dessert; Donut, Beverage, Cafeteria/Buffet and Family Steak. According to Technomic, the quick-service restaurants included in the Top 100 quick-service restaurant chains in 2005 were divided by menu category based on sales as follows:

According to Technomic, sales at all quick-service restaurants in the United States were $168.8 billion in 2005, representing 51% of total U.S. restaurant industry sales. Sales in this segment are projected by Technomic to increase at a compound annual growth rate of 5.5% between 2005 and 2010.

Quick-service restaurants are distinguished by the following characteristics:

•	High speed of service and customer use. It is estimated by Technomic that a customer of a typical quick-service restaurant will spend no more than 20 minutes on the total quick-service restaurant experience from the time of ordering to departure.

•	Convenience. Quick-service restaurants are typically located in places that are easily accessed and convenient to customers’ homes, places of work and commuter routes.

•	Limited menu choice and service. The menus at most quick-service restaurants have a limited number of standardized items. Typically, customers order at a counter or drive thru and pick up food that then is taken to a seating area or consumed off the restaurant premises.

•	Value prices. At quick-service restaurants, average check amounts are generally lower than in the other major segments of the restaurant industry.

Our Burger King restaurants operate in the hamburger segment of the quick-service restaurant segment. The hamburger segment of the quick-service restaurant segment in the United States, which generated $56.4 billion in sales in 2005, is the largest segment of the quick-service restaurant segment in the United States according to Technomic. Sales in this segment are projected by Technomic to increase at a compound annual growth rate of 5.5% between 2005 and 2010.

We believe that the quick-service and quick-casual restaurant segments meet consumers’ desire for a convenient, reasonably priced restaurant experience. In addition, we believe that the consumers’ need for meals prepared outside of the home, including takeout, has increased significantly over historical levels as a result of the greater numbers of working women and single parent families. For example, according to the U.S. Bureau of Labor Statistics, the percentage of mothers with children under age six participating in the workforce has increased from 39% in 1975 to 64% in 2002. According to the U.S. Census Bureau, the number of children living in households with two parents has decreased from 80% to 69% over the same period.

Competitive Strengths

We believe the following strengths differentiate us from our competitors:

Strong Hispanic Brands. We believe our restaurant concepts are highly recognized brands and appeal to a broad demographic base in their core market areas. We believe that the following factors have contributed to the success of our Hispanic Brands:

•	strong brand awareness in their respective core markets;

•	distinctive menu offerings that appeal to a broad and growing consumer base that we believe prefer freshly prepared food, menu variety and distinguishable flavor profiles;

•	high quality food at attractive prices that provide consumers with convenience and value compared to casual dining and other full-service restaurants;

•	concentrated store locations that enhance operating and marketing efficiencies;

•	commitment to the development of new menu offerings of differentiated foods and beverages;

•	ability to effectively manage brand awareness in our core markets, marketing and product development for our Hispanic Brands; and

•	real estate locations which enhance brand awareness and facilitate convenience

Attractive Operating Metrics for our Hispanic Brands. We believe that we benefit from attractive restaurant level economics for our Hispanic Brands. In 2005, Taco Cabana and Pollo Tropical had average annual sales per company-owned restaurant of $1.6 million and $2.1 million, respectively, which we believe were among the highest in the quick-casual segment. In 2005, our company-owned Taco Cabana and Pollo Tropical restaurants also generated average Segment EBITDA per restaurant of $246,000 and $442,000, respectively. In 2005, our company-owned Taco Cabana and Pollo Tropical restaurants, on a combined basis, generated aggregate revenues of $346.8 million, aggregate Segment EBITDA of $60.6 million and aggregate Segment EBITDA margins of 17.5%.

Well Positioned to Continue to Capitalize on Growing Population in Our Core Markets Served by Our Hispanic Brands. Our Hispanic Brand restaurants operate primarily in Texas and Florida, two markets experiencing significant population growth. We expect sales from these restaurants to benefit from the continued population growth in these regions, which are projected by the U.S. Census Bureau to exceed the national average. According to the U.S. Census Bureau, the U.S. population is forecast to grow by 4.1% from 2005 to 2010 and the population in Texas and Florida is forecast to grow by 6.4% and 6.7%, respectively, during that same period.

Well Positioned to Continue to Capitalize on the Growth of the Hispanic Population in the United States. We expect that sales from our Hispanic Brand restaurants to benefit from the continued population growth of the U.S. Hispanic population which is projected by the U.S. Census Bureau to exceed the national average. According to the U.S. Census Bureau the growth of the Hispanic population is projected to outpace the overall population growth and increase from 11.8% of the total U.S. population in 2000 to 18.2% by 2025.

Largest Burger King Franchisee. We are Burger King’s largest franchisee and are well positioned to leverage the scale and marketing power of one of the most recognized brands in the restaurant industry. According to BKC, historically it has spent an annual amount between approximately 4% and 5% of its total system sales on advertising (a total of $2.3 billion over the past five years) to sustain and increase this high brand awareness. We also benefit from BKC’s recent award-winning marketing initiatives as well as its development and introduction of new menu items which we believe have enabled us to compete more effectively.

Stable, Diversified Operations. We believe that the diversity of our concepts and the geographic dispersion of our restaurants provide stability by reducing our dependence on any particular brand, commodity or geographic region. Taco Cabana and Pollo Tropical, with their restaurants primarily located in Texas and Florida, respectively, and our Burger King restaurants, provide us with geographic, brand and concept diversity. The historical stability and reliability of our operating cash flows has enabled us to fund new restaurant development and pay interest and principal on our borrowings. Over the past five years, our Consolidated Adjusted EBITDA margins (Consolidated Adjusted EBITDA as a percentage of total revenues) have ranged between 13.0% and 14.3% per year and averaged 13.6% per year. Over the same period, net cash provided from operating activities has ranged from $22.0 million to $59.2 million per year and averaged $45.6 million per year.

Experienced Management Team. We believe that our senior management team’s extensive experience in the restaurant industry, knowledge of the demographic and other characteristics of our core markets and its long and successful history of developing, acquiring, integrating and operating quick-service and quick-casual restaurants provides us with a competitive advantage.

Infrastructure in Place for Growth. We believe that our operating disciplines and management and operational infrastructure, corporate and restaurant management information systems and future comprehensive training and development programs will support the addition of newly developed or acquired restaurants.

Business Strategy

Our business strategy is to continue to increase revenues and cash flows through the development of new restaurants. Our business strategy also includes improvements in sales and profitability at our existing restaurants through our new product offerings and effective marketing activities and through our operating efficiencies as a result of our training and management information systems. We intend to pursue opportunities to expand our Hispanic Brands in additional markets within the United States that have demographics similar to the demographics of our existing markets:

Our strategy is based on continuing to leverage our strong brand names and our infrastructure. We realize significant benefits as an owner and operator of the Taco Cabana and Pollo Tropical restaurant concepts and as a Burger King franchisee. These benefits are the result of the following:

•	strong recognition of the Taco Cabana and Pollo Tropical brands in their core markets;

•	ability to effectively manage brand awareness, marketing and product development for our Hispanic Brands;

•	widespread recognition of the Burger King brand and flagship WHOPPER® product supported by a national advertising program;

•	ability to capitalize on Burger King’s new product development capabilities; and

•	ability to utilize our existing infrastructure to support the development of new restaurants.

Open Additional Restaurants. We believe that we have significant opportunities to develop new Taco Cabana and Pollo Tropical restaurants in their core markets of Texas and Florida, respectively, and in additional new markets. Our staff of real estate and development professionals is responsible for new restaurant development. Before developing a new restaurant, we conduct an extensive site selection and evaluation process that includes in-depth demographic, market and financial analyses. By selectively increasing the number of restaurants we operate in a particular market, we can continue to increase brand awareness and effectively leverage our field supervision, corporate infrastructure and marketing expenditures. We intend to continue to utilize real estate leasing as a means of minimizing the amount of cash invested in new restaurants. We believe that cash generated from operations, borrowings under our senior credit facility and leasing will enable us to continue to pursue our strategy of new restaurant development with respect to our existing brands.

In addition to opportunities for expansion of our Hispanic Brands within our core markets, we believe there are significant growth opportunities beyond such markets. We plan to open new restaurants in existing and new markets that may be either freestanding buildings or restaurants contained within strip shopping centers (in-line restaurants) to further leverage our existing brand awareness. Developing in-line restaurants allows us to selectively expand our brand penetration and visibility in certain of our existing markets, while doing so at a lower cost than developing a restaurant as a freestanding building. In addition, development of in-line restaurants permits us to further penetrate markets where freestanding opportunities may be limited. We also believe that there are a number of geographic regions in the United States outside of our core markets where the size and influence of the Hispanic population provide significant opportunities for development of additional Hispanic Brand restaurants. We are currently securing and pursuing locations in New Jersey and New York for new Pollo Tropical restaurants and evaluating the expansion of our Taco Cabana brand in new markets. We opened our first Pollo Tropical restaurant in the New York metropolitan area in northern New Jersey on March 10, 2006.

We believe there may also be opportunities to expand the number of Burger King restaurants we operate through selective acquisitions from other franchisees and through development of new restaurants in our existing markets. We believe that selective acquisitions of additional Burger King restaurants would result in the improved profitability of the acquired restaurants due to our proven abilities to reduce operating costs and achieve increased economies of scale by leveraging our infrastructure and operating systems.

Increase Same Store Sales. Our strategy is to grow sales in our existing restaurants by continuing to develop new products for our Hispanic Brands, develop and enhance the efficiency and quality of our proprietary advertising and promotional programs, improve the customer experience at all of our restaurants and further capitalize on attractive industry and demographic trends. We believe that our core customer base includes a growing Hispanic population with increasing amounts of income available to be spent on traditional foods prepared at restaurants rather than at home. We also believe that our Hispanic Brands appeal to a non-Hispanic customer base in search of new flavor profiles, healthier menu choices and a differentiated product offering in a more appealing atmosphere. We believe we have been successful in attracting new customers to our Hispanic Brand restaurants as a result of our efforts to improve the customer experience at all of those restaurants and to continue to develop and enhance the efficiency and quality of our proprietary advertising and promotional programs for our Hispanic Brands. We also believe that our Burger King restaurants are well-positioned to benefit from BKC’s recent initiatives with respect to the Burger King brand.

Continue to Improve Restaurant Profitability. We maintain a disciplined commitment to increasing the sales and profitability of our existing restaurants. We believe that our large base of restaurants, skilled management team, sophisticated management information and operating systems and training programs position us to enhance operating efficiencies and improve profitability at our existing restaurants. Our operating systems allow us to effectively manage restaurant labor and food costs, effectively manage our restaurant operations and ensure consistent application of operating controls through the use of our sophisticated management information and point-of-sale systems. Our size and, in the case of Burger King, the size of the Burger King system, enable us to realize benefits from improved bargaining power for purchasing and cost management initiatives. We believe these factors provide the basis for increased restaurant level and company profitability.

Overview of Restaurant Concepts

Taco Cabana Restaurants

Our Taco Cabana quick-casual restaurants combine generous portions of fresh, premium quality Tex-Mex and traditional Mexican style food with the convenience and value of quick-service restaurants. The restaurants typically provide interior, semi-enclosed and patio dining areas with a festive Mexican theme. Menu items include flame-grilled beef and chicken fajitas served on sizzling iron skillets, quesadillas, traditional Mexican and American breakfasts, other Tex-Mex dishes and fresh, hot flour tortillas. Our Taco Cabana restaurants also offer a variety of beverage choices, including margaritas and beer. Most of the menu items offered at Taco Cabana are prepared at each restaurant from fresh meat, chicken and produce ingredients delivered by suppliers to the restaurant, usually three times each week. Taco Cabana utilizes fresh, high quality ingredients and prepares many items “from scratch.” In order to simplify operations and provide a more consistent product, Taco Cabana also uses a number of pre-prepared items.

Our typical Taco Cabana restaurants average approximately 3,200 square feet (exclusive of the exterior dining area) and provide seating for approximately 80 customers, with additional outside patio seating for approximately 50 customers. At December 31, 2005, all of our Taco Cabana restaurants were freestanding buildings except for three locations contained within a retail mall and one location contained within a strip shopping center. Taco Cabana restaurants are typically distinctive in appearance, conveying a Mexican theme and permitting easy identification by passing motorists. Our Taco Cabana restaurants feature rounded fronts, as well as Southwest accents such as a clay tile roof, heavy wood beams and a trellis that shades the patio area, and the use of bright colors outside and inside. Corrugated metal wall panels, aged wood finishes and distressed stainless steel counter tops are featured inside.

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

Our Pollo Tropical restaurants typically provide seating for 80 to 100 customers and provide drive-thru service. At December 31, 2005 all of our company-owned Pollo Tropical restaurants were freestanding buildings except for five locations contained within strip shopping centers and one street-level storefront location in an office building. Our typical freestanding Pollo Tropical restaurant ranges between 2,800 and 3,200 square feet.

Burger King Restaurants

Burger King Corporation (“BKC”) is one of the largest quick-service hamburger restaurant chains in the world. According to BKC, at March 31, 2006 there were a total of 11,109 restaurants in 65 countries and U.S. territories, including 7,262 or 65% located in the United States. According to BKC its total worldwide restaurant sales for the year ended June 30, 2005 were approximately $12.1 billion, of which approximately $8.4 billion were in the United States and Canada.

“Have It Your Way”® service, flame broiling, generous portions and competitive prices characterize the Burger King system marketing strategy. Our Burger King restaurants feature flame-broiled hamburgers and other sandwiches, the most popular of which is the WHOPPER® sandwich. The WHOPPER is a large, flame-broiled hamburger on a toasted bun garnished with mayonnaise, lettuce, onions, pickles and tomatoes. The basic menu of all Burger King restaurants consists of hamburgers, cheeseburgers, chicken and fish sandwiches, breakfast items, french fries, onion rings, salads, chili, shakes, desserts, soft drinks and other beverages. In addition, promotional menu items are introduced periodically for limited periods. We believe that BKC continually seeks to develop new products as it endeavors to enhance the menu and service of Burger King restaurants.

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

Our Burger King restaurants consist of one of several building types with various seating capacities. BKC’s traditional freestanding restaurant contains approximately 2,800 to 3,200 square feet with seating capacity for 90 to 100 customers, has drive-thru service windows, and has adjacent parking areas. As of December 31, 2005, 322 of our 336 Burger King restaurants were freestanding.

Restaurant Economics

Selected restaurant operating data for our three restaurant concepts is as follows:

	Year Ended December 31,
	2003	2004	2005
Taco Cabana:
Average annual (52 weeks) sales per company-owned restaurant (in thousands)	$1,523	$1,604	$1,614
Average sales transaction	$6.66	$6.88	$7.08
Drive-through sales as a percentage of total sales	46.6%	47.2%	47.6%
Day part sales percentages:
Breakfast	15.8%	16.0%	16.5%
Lunch	22.7%	23.1%	23.2%
Dinner	25.3%	25.4%	25.6%
Late night (9 pm to midnight)	14.5%	14.1%	13.7%
Other (2 pm to 5 pm and midnight to 6 am)	21.7%	21.4%	21.0%
Pollo Tropical:
Average annual (52 weeks) sales per company-owned restaurant (in thousands)	$1,838	$2,018	$2,092
Average sales transaction	$8.18	$8.25	$8.72
Drive-through sales as a percentage of total sales	42.2%	42.5%	41.7%
Day part sales percentages:
Lunch	45.9%	45.7%	45.8%
Dinner and late night	54.1%	54.3%	54.2%
Burger King:
Average annual (52 weeks) sales per restaurant (in thousands)	$1,003	$1,034	$1,048
Average sales transaction	$4.47	$4.74	$5.03
Drive-through sales as a percentage of total sales	61.8%	61.8%	62.3%
Day part sales percentages:
Breakfast	14.6%	14.4%	14.6%
Lunch	33.4%	33.6%	33.2%
Dinner	26.9%	26.9%	26.9%
Afternoon and late night	25.1%	25.1%	25.3%

Restaurant Capital Costs

The cost of equipment, seating, signage and other interior costs of a standard new Taco Cabana restaurant currently is approximately $420,000 (excluding the cost of the land, building and site improvements). The cost of the land generally ranges from $650,000 to $800,000 and the cost of building and site improvements generally ranges from $800,000 to $850,000. We typically lease the real estate associated with our Taco Cabana restaurants.

The cost of equipment, seating, signage and other interior costs of a standard new Pollo Tropical restaurant currently is approximately $365,000 (excluding the cost of the land, building and site improvements). In our core markets, the cost of land generally ranges from $600,000 to $1,000,000 and the cost of building and site improvements generally ranges from $800,000 to $900,000. We typically lease the real estate associated with our Pollo Tropical restaurants.

The cost of the franchise fee, equipment, seating, signage and other interior costs of a standard new Burger King restaurant is approximately $385,000 (excluding the cost of the land, building and site improvements). The cost of land generally ranges from $400,000 to $525,000 and the cost of building and site improvements generally ranges from $550,000 to $625,000. We typically lease the real estate associated with our Burger King restaurants.

The cost of developing and equipping new restaurants can vary significantly and depends on a number of factors, including the geographic location and size of those restaurants. Accordingly, the cost of opening new restaurants in the future may differ substantially from the historical cost of restaurants previously opened.

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

Restaurant Locations

As of December 31, 2005, we owned and operated 135 Taco Cabana restaurants and franchised three Taco Cabana restaurants located in the following states:

	Owned	Franchised	Total
Texas	129	—	129
Oklahoma	5	—	5
New Mexico	1	2	3
Georgia	—	1	1

Total	135	3	138

As of December 31, 2005, we owned and operated 69 Pollo Tropical restaurants, all located in Florida. In addition, of our 26 franchised Pollo Tropical restaurants, as of December 31, 2005, 22 are in Puerto Rico; two are in Ecuador and two are in Florida.

The following table details the locations of our 336 Burger King restaurants at December 31, 2005:

State	Total Restaurants
Connecticut	1
Indiana	5
Kentucky	9
Maine	4
Massachusetts	1
Michigan	25
New Jersey	2
New York	133
North Carolina	38
Ohio	84
Pennsylvania	12
South Carolina	21
Vermont	1

Total	336

Operations

Management Structure

We conduct substantially all of our executive management, finance, marketing and operations support functions from our corporate headquarters in Syracuse, New York, our Taco Cabana division headquarters in San Antonio, Texas and our Pollo Tropical division headquarters in Miami, Florida. The management structure of Taco Cabana consists of an Executive Vice President of Operations, who has over 30 years of restaurant experience, and a Regional Vice President and two Regional Directors supported by 18 district supervisors. The management structure for Pollo Tropical consists of an Executive Vice President, who has over 30 years of experience in the restaurant industry, and a Vice President of Operations and a Regional Director supported by nine district supervisors. Our Burger King operations are overseen by five Regional Directors, three of whom are Vice Presidents, that have an average of 25 years of Burger King restaurant experience. Forty-four district supervisors that have an average of 22 years of restaurant management experience in the Burger King system support the Regional Directors.

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

Management Information Systems

Our management information systems, which we believe are more sophisticated than systems typically utilized by many small quick-casual/quick-service restaurant operators and many other Burger King franchisees, provide us with the ability to more efficiently and effectively manage our restaurants and to ensure consistent application of operating controls at our restaurants. Our size also affords us the ability to maintain an in-house staff of information and restaurant systems professionals dedicated to continuously enhancing our systems. In addition, these capabilities allow us to integrate newly developed or acquired restaurants and to leverage our investments in information technology over a larger base of restaurants.

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

Burger King Franchise Agreements

Each of our Burger King restaurants operates under a separate franchise agreement with BKC. Our franchise agreements with BKC generally require, among other things, that all restaurants comply with specified design criteria and be operated in a prescribed manner, including utilization of the standard Burger King menu. In addition, our Burger King franchise agreements generally require that our restaurants conform to BKC’s current image and provide for remodeling of our restaurants at the request of BKC during the tenth year of the agreements to conform to such current image. These franchise agreements with BKC generally provide for an initial term of 20 years and currently have an initial franchise fee of $50,000. Any franchise agreement, including renewals, can be extended at our discretion for an additional 20-year term, with BKC’s approval, provided the restaurant meets the then-current Burger King operating and image standards and the franchisee is not in default under the terms of the franchise agreement. The franchise agreement fee for subsequent renewals is currently $50,000. BKC may not cancel or terminate our franchise agreements unless we are in default of the terms of the agreements. We are not in default under any of the franchise agreements with BKC.

In order to obtain a successor franchise agreement with BKC, a franchisee is typically required to make capital improvements to the restaurant to bring it up to Burger King’s current design standards. The required capital improvements will vary widely depending upon the magnitude of the required changes and the degree to which we have made interim improvements to the restaurant. We have 18 franchise agreements expiring in 2006, 17 franchise agreements expiring in 2007 and 27 franchise agreements expiring in 2008. If we determine that a restaurant is under-performing, we may elect not to renew the franchise agreement. Of our franchise agreements expiring in 2006 and 2007, we currently anticipate that we would likely elect not to renew approximately six franchise agreements due to the cost of the required capital improvements that we would need to make as a result of such renewals relative to the profitability of such restaurants. In addition we currently plan to terminate four franchise agreements which are not expiring in 2006 and 2007. Based on the current profitability of such restaurants, we believe that the impact on our cash provided from operating activities as a result of such non-renewals will not be material. Our determination of whether to renew such franchise agreements is not final and is subject to further evaluation and may change, depending on many factors including our assessment of the anticipated future profitability of the subject restaurants and BKC’s requirements for renewing each such franchise. We anticipate our future costs of improving our Burger King restaurants in connection with franchise renewals to range from $200,000 to $400,000; however, these costs for each location can vary significantly and depend on a number of factors, including the geographic location and the size of those restaurants. In addition, the cost of capital improvements made in connection with future franchise agreement renewals may differ substantially from past franchise renewals.

We believe that we will be able to satisfy BKC’s normal franchise agreement renewal policies. Accordingly, we believe that renewal franchise agreements will be granted on a timely basis by BKC at the expiration of our existing franchise agreements. Historically, BKC has granted all of our requests for successor franchise agreements. However, there can be no assurances that BKC will grant this in the future.

In addition to the initial franchise fee, we generally pay to BKC a monthly royalty. For an explanation of the franchise fees and royalties see “—Franchise Fees, Royalties and Early Successor Program” below. We also contribute 4% of restaurant sales from our Burger King restaurants to fund BKC’s national and regional advertising. BKC engages in substantial national and regional advertising and promotional activities and other efforts to maintain and enhance the Burger King brand. We supplement from time to time BKC’s marketing with our own local advertising and promotional campaigns. See “Advertising and Promotion.”

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

Franchise Fees, Royalties and Early Successor Program

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

BKC offered a voluntary program to encourage franchisees to accelerate the renewal of their franchise agreements. Franchisees that elected to participate in the Early Successor Incentive Program were required to make capital improvements in their restaurants to bring them up to Burger King’s then current design image. Franchise agreements entered into under this program contain special provisions regarding the royalty rates including a reduction in the royalty for a period of time.

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

After evaluating the applicable royalty reductions and the acceleration of the required capital improvements, in 2000 we elected to renew 48 franchise agreements under BKC’s Early Successor Incentive Program. Our capital expenditures relating to these renewals have been completed. Burger King royalties, as a percentage of our Burger King restaurant sales, were 3.5% in 2005 and 3.4% in 2004 and 2003.

Hispanic Brands Franchise Operations

As of December 31, 2005, Taco Cabana had two franchisees operating a total of three Taco Cabana restaurants. During the third quarter of 2005, we acquired four Taco Cabana restaurants from a franchisee in Texas. As of December 31, 2005, Pollo Tropical had three franchisees operating a total of 26 Pollo Tropical restaurants located in Puerto Rico, Ecuador and Miami. While our existing franchisees may open new restaurants from time to time, we are not actively expanding our franchise operations at the present time.

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

Advertising and Promotion

We believe our Hispanic Brands are among the most highly recognized quick-casual restaurant brands in their core markets of Texas and south and central Florida. Taco Cabana and Pollo Tropical utilize an integrated, multi-level marketing approach that includes periodic chain-wide promotions, direct mail, in-store promotions, local store marketing and other strategies, including the use of radio and television advertising in their major markets. Combination value meals are also utilized as well as limited time offer menu item promotions. Pollo Tropical advertises in both English and Spanish media throughout the year. As a percentage of our Taco Cabana restaurant sales, Taco Cabana’s advertising expenditures were 4.2% in 2005, 4.1% in 2004, 4.7% in 2003. Taco Cabana’s advertising expenditures, as a percentage of restaurant sales, were higher in 2003 than historical levels due to additional promotions in certain markets. As a percentage of restaurant sales, Pollo Tropical advertising expenditures were 1.9% in 2005 and 1.6% in 2004, due to lower television and radio advertising, and 3.6% in 2003.

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

Suppliers and Distributors

For our Taco Cabana and Pollo Tropical restaurants, we have negotiated directly with local and national suppliers for the purchase of food and beverage products and supplies to ensure consistent quality and freshness and to obtain competitive prices. Taco Cabana and Pollo Tropical restaurants’ food and supplies are ordered from approved suppliers and are shipped via distributors to the restaurants. Both brands are responsible for monitoring quality control and supervision of these suppliers and conduct inspections to observe the preparation and quality of products purchased. For our Taco Cabana restaurants, SYGMA Network, Inc. (SYGMA) serves as our primary distributor of food and beverage products and supplies. SYGMA purchases, warehouses and distributes products for these restaurants under a distribution service agreement that expires on June 1, 2009. For our Pollo Tropical restaurants, Henry Lee, a division of Gordon Food Service, serves as our primary distributor of food and paper products under an agreement that expires on March 16, 2007. We rely significantly on these suppliers but, in general, if any such suppliers are unable to service us, we believe that we have significant alternative sources available to us to avoid any material disruption in service. However, we rely on Pilgrim’s Pride (formerly Conagra) and Gold Kist as our two suppliers of chicken for our Pollo Tropical restaurants and, although we believe that alternative sources of chicken are available to us, if either such supplier is unable to service us, this could lead to a material disruption of service or supply until a new supplier is engaged, which could have a material adverse effect on our business. With respect to our distributors for our Taco Cabana and Pollo Tropical restaurants, although we believe that alternative distributors are available to us, if any of our distributors are unable to service us, this could lead to a material disruption of service or supply until a new distributor is engaged, which could have a material adverse effect on our business.

We are a member of a national purchasing cooperative, Restaurant Services, Inc., created for the Burger King system. Restaurant Services is a non-profit independent cooperative that acts as the purchasing agent for approved distributors to the Burger King system and serves to negotiate the lowest cost for the system. We use our purchasing power to negotiate directly with certain other vendors, to obtain favorable pricing and terms for supplying our Burger King restaurants. For our Burger King restaurants, we are required to purchase all of our foodstuffs, paper goods and packaging materials from BKC-approved suppliers. We currently utilize four distributors to supply our Burger King restaurants with the majority of their foodstuffs in various geographical areas. We may purchase non-food items such as kitchen utensils, equipment maintenance tools and other supplies from any suitable source so long as such items meet BKC product uniformity standards. All BKC-approved distributors are required to purchase foodstuffs and supplies from BKC-approved manufacturers and purveyors. BKC is responsible for monitoring quality control and supervision of these manufacturers and conducts regular visits to observe the preparation of foodstuffs, and to run various tests to ensure that only high quality foodstuffs are sold to BKC-approved suppliers. In addition, BKC coordinates and supervises audits of approved suppliers and distributors to determine continuing product specification compliance and to ensure that manufacturing plant and distribution center standards are met. In the event these Burger King suppliers are unable to service us, we believe that we have significant alternative sources available to us to avoid any material disruption in service.

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

Taco Cabana is subject to state “dram-shop” laws in the states in which it operates. Dram-shop laws provide a person injured by an intoxicated person the right to recover damages from an establishment that wrongfully served alcoholic beverages to the intoxicated person. We have specific insurance that covers claims arising under dram-shop laws. However, we cannot assure you that this insurance will be adequate to cover any claims that may be instituted against us.

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

With respect to our Burger King restaurants, our largest competitors are McDonald’s and Wendy’s restaurants. According to publicly available information, McDonald’s restaurants had aggregate U.S. system wide sales of $25.6 billion for the year ended December 31, 2005 and operated 13,727 restaurants in the United States at that date, and Wendy’s restaurants had aggregate system wide sales of $7.7 billion for the year ended December 31, 2005 and operated 6,018 restaurants in the United States at that date.

Employees

As of December 31, 2005, we employed approximately 16,300 persons, of which approximately 300 were administrative personnel and approximately 16,000 were restaurant operations personnel. None of our employees is covered by collective bargaining agreements. We believe that our relations with our employees are good.

Availability of Information

The Company files annual, quarterly and current reports and other information with the Securities and Exchange Commission (the “SEC”). The public may read and copy any materials the Company files with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet site that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC. The address of that site is http://www.sec.gov.

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

IT EM 1A.	RISK FACTORS

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

With respect to our Burger King restaurants, our largest competitors are McDonald’s and Wendy’s restaurants. According to Technomic, McDonald’s restaurants had aggregate U.S. system-wide sales of $25.6 billion in 2005 and operated 13,727 restaurants in the United States in 2005, and Wendy’s restaurants had aggregate system wide sales of $7.7 billion in 2005 and operated 6,018 restaurants in the United States in 2005.

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

For the year ended December 31, 2005, our Burger King restaurants contributed approximately 51% of our total revenues. Due to the nature of franchising and our agreements with BKC, our success is, to a large extent, directly related to the success of the nationwide Burger King system. In turn, the ability of the nationwide Burger King system to compete effectively depends upon the success of the management of the Burger King system and the success of its advertising programs and new products. We cannot assure you that Burger King will be able to compete effectively with other quick-service restaurants. As a result, any failure of Burger King to compete effectively would likely have a material adverse effect on our operating results.

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

Our franchise agreements typically have a 20-year term after which BKC’s consent is required to receive a successor franchise agreement. As of December 31, 2005, we operated 336 Burger King restaurants. Our franchise agreements with BKC that are set to expire over the next three years are as follows:

•	18 of our franchise agreements with BKC are due to expire in 2006;

•	17 of our franchise agreements with BKC are due to expire in 2007; and

•	27 of our franchise agreements with BKC are due to expire in 2008.

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

We cannot assure you that our growth and development plans can be achieved. Our development plans will require additional management, operational and financial resources. For example, we will be required to recruit and train managers and other personnel for each new restaurant. We cannot assure you that we will be able to manage our expanding operations effectively and our failure to do so could adversely affect our results of operations. In addition, our ability to open new restaurants and to grow, as well as our ability to meet other anticipated capital needs, will depend on our continued access to external financing, including borrowings under our senior credit facility. We cannot assure you that we will have access to the capital we need on acceptable terms or at all, which could materially adversely affect our business.

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

We could be adversely affected by additional instances of “mad cow” disease, “avian” flu or other food-borne illness, as well as widespread negative publicity regarding food quality, illness, injury or other health concerns.

Negative publicity about food quality, illness, injury or other health concerns (including health implications of obesity and transfatty acids) or similar issues stemming from one restaurant or a number of restaurants could materially adversely affect us, regardless of whether they pertain to our own restaurants. For example, health concerns about the consumption of beef or chicken or by specific events such as the outbreak of Bovine Spongiform Encephalopathy (“mad cow” disease) or “avian” flu could lead to changes in consumer preferences, reduce consumption of our products and adversely affect our financial performance. These events could reduce the available supply of beef or chicken or significantly raise the price of beef or chicken.

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

We have a substantial amount of indebtedness. As of December 31, 2005, we had $504.6 million of outstanding indebtedness, including $211.8 million of indebtedness under our senior credit facility (excluding $11.1 million of outstanding letters of credit and $38.9 million of unused revolving credit borrowing availability under our senior credit facility), $180 million of notes, $110.9 million of lease financing obligations and $1.9 million of capital leases and other debt. As a result, we are a highly leveraged company. This level of indebtedness could have important consequences, including the following:

•	it will limit our ability to borrow money to fund our working capital, capital expenditures, acquisitions and debt service requirements and other financing needs;

•	our interest expense would increase if interest rates in general increase because a substantial portion of our indebtedness, including all of our indebtedness under our senior credit facility, bears interest at floating rates;

•	it may limit our flexibility in planning for, or reacting to, changes in our business and future business opportunities;

•	we are more highly leveraged than some of our competitors, which may place us at a competitive disadvantage;

•	it may make us more vulnerable to a downturn in our business, industry or the economy in general;

•	a substantial portion of our cash flow from operations will be dedicated to the repayment of our indebtedness and related interest, including indebtedness we may incur in the future, and will not be available for other purposes; and

•	there would be a material adverse effect on our business and consolidated financial condition if we were unable to service our indebtedness or obtain additional financing as needed.

Despite our substantial indebtedness, we may still incur significantly more debt, which could further exacerbate the risks described above.

Although covenants under our senior credit facility and the Indenture governing the notes limit our ability and the ability of our present and future restricted subsidiaries to incur additional indebtedness, the terms of our senior credit facility and the Indenture governing the notes permit us to incur significant additional indebtedness, including unused availability under our revolving credit facility. As of December 31, 2005 , we had $38.9 million available for additional borrowing under our revolving credit facility (after reserving for $11.1 million of letters of credit outstanding), subject to compliance with customary borrowing conditions. Also under the terms of the senior credit facility, we may borrow an additional $100.0 million, subject to certain conditions. In addition, neither the senior credit facility nor the Indenture governing the notes prevent us from incurring obligations that do not constitute indebtedness as defined in those documents. To the extent that we incur additional indebtedness or other obligations, the risks associated with our substantial leverage described above, including our possible inability to service our debt, would increase.

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

Our business may not generate sufficient cash flow from operations and future borrowings under the senior credit facility or from other sources may not be available to us in an amount sufficient to enable us to repay our indebtedness or to fund our other liquidity needs, including capital expenditure requirements. If we complete an acquisition, our debt service requirements could increase. A substantial portion of our indebtedness, including all of our indebtedness under the senior credit facility, bears interest at floating rates, and therefore if interest rates increase, our debt service requirements will increase. We may need to refinance or restructure all or a portion of our indebtedness on or before maturity. We may not be able to refinance any of our indebtedness, including the senior credit facility and the notes, on commercially reasonable terms, or at all. If we cannot service or refinance our indebtedness, we may have to take actions such as selling assets, seeking additional equity or reducing or delaying capital expenditures, strategic acquisitions, investments and alliances, any of which could have a material adverse effect on our operations. Additionally, we may not be able to effect such actions, if necessary, on commercially reasonable terms, or at all.

In addition, upon the incurrence of specific kinds of change of control events, we must offer to purchase the notes at 101% of the principal amount thereof plus accrued and unpaid interest to the purchase date. We may not have sufficient funds available to make any required repurchases of the notes, and restrictions under our senior credit facility may not allow that repurchase. If we fail to repurchase the notes in that circumstance, we will be in default under the Indenture governing the notes and, under cross-default clauses, we will also be in default under the senior credit facility. In addition, certain change of control events will constitute an event of default under the senior credit facility. A default under the senior credit facility could result in an event of default under the Indenture if the administrative agent or the lenders accelerate the debt under the senior credit facility. In the event of a default under our senior credit facility or the Indenture, the holders of the applicable indebtedness generally would be able to declare all of that indebtedness to be due and payable as described in the following risk factor. Upon the occurrence of a change of control we could seek to refinance the indebtedness under the senior credit facility and the notes or obtain a waiver from the lenders or the noteholders. We cannot assure you, however, that we would be able to obtain a waiver or refinance our indebtedness on commercially reasonable terms, if at all, in which case we might be required to sell assets to satisfy our repayment obligations. Any future debt that we incur may also contain restrictions on repayment of the notes or borrowings under our senior credit facility upon a change of control.

Restrictive covenants in the senior credit facility and the Indenture governing the notes may restrict our ability to operate our business and to pursue our business strategies; and defaults under our debt instruments may allow the lenders to declare borrowings due and payable.

The senior credit facility and the Indenture governing the notes limit our ability, among other things, to:

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

In addition, the senior credit facility restricts our ability to prepay our other indebtedness while borrowings under the senior credit facility remain outstanding. The senior credit facility also requires us to maintain compliance with specified financial ratios. Our ability to comply with these ratios may be affected by events beyond our control.

The restrictions contained in the Indenture governing the notes and the senior credit facility could:

•	limit our ability to plan for or react to market conditions or meet capital needs or otherwise restrict our activities or business plans; and

•	adversely affect our ability to finance our operations, strategic acquisitions, investments or alliances or other capital needs or to engage in other business activities that would be in our interest.

As noted above, our ability to remain in compliance with agreements and covenants in our debt instruments depends upon our results of operations and may be affected by events beyond our control, including economic, financial and industry conditions. Accordingly, there can be no assurance that we will remain in compliance with those agreements and covenants. As a result of prior restatements of our financial statements, we have in the past been in default under our senior credit facility (which defaults have been waived) and, more recently, we were in default under our senior credit facility by failing to timely furnish to our lenders our annual audited financial statements for fiscal year 2005 and our unaudited quarterly financial statements for the third quarter of 2005 and the first quarter of 2006. On February 15, 2006, we obtained a waiver of such default from our lenders that extended the time period to deliver those financial statements to June 30, 2006. Accordingly there can be no assurance that we will remain in compliance with agreements and covenants in our debt instruments. In the event of a default under our senior credit facility or the Indenture, the holders of the applicable indebtedness generally would be able to declare all of that indebtedness, together with accrued interest, to be due and payable. In addition, borrowings under the senior credit facility are secured by a first priority lien on all of our assets and, in the event of a default under that facility, the lenders generally would be entitled to seize the collateral. In addition, default under one debt instrument could in turn permit lenders under other debt instruments to declare borrowings outstanding under those other instruments to be due and payable pursuant to cross default clauses. Moreover, upon the occurrence of an event of default under the senior credit facility, the commitment of the lenders to make any further loans to us would be terminated. Accordingly, the occurrence of a default under any debt instrument, unless cured or waived, would likely have a material adverse effect on our business.

If we fail to maintain an effective system of internal controls, we may not be able to accurately report our financial results.

Effective internal controls are necessary for us to provide reliable financial reports and effectively prevent fraud. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. We have in the past discovered, and may in the future discover, areas of our internal controls that need improvement. As discussed herein “Item 9A. Controls and Procedures”, we are continuing to work to improve our internal controls. We cannot be certain that these measures will ensure that we implement and maintain adequate controls over our financial processes and reporting in the future. Any failure to implement required new or improved controls, or difficulties encountered in their implementation, could harm our consolidated operating results or cause us to fail to meet our reporting obligations and could also result in defaults under our senior credit facility and the indenture governing the notes.

There can be no assurance that we will not have to restate our financial statements.

We have completed several restatements of previously reported financial results. The details of these restatements and the periods in which they were reported are detailed in the following filings:

•	Annual Report on Form 10- K for the year ended December 28, 2003;

•	Annual Report on Form 10-K for the year ended January 2, 2005, as amended; and

•	Quarterly Report on Form 10-Q for the quarter ended April 2, 2005, as amended.

In response to this situation, we have taken what we believe to be the necessary measures to ensure that restatements will not occur in the future. However, there can be no certainty that future restatements will not be necessary due to evolving policies, revised or new accounting pronouncements or other factors.

Our failure to comply with the covenants contained in our senior credit facility, the Indenture governing the notes or our other debt agreements, including as a result of events beyond our control, could result in an event of default that could materially and adversely affect our operating results and financial condition.

Our senior credit facility requires us to maintain specified financial ratios, including fixed charge coverage, senior leverage and total leverage ratios (as such terms are defined in the senior credit facility). In addition, our senior credit facility and the Indenture governing the notes require us to comply with various operational and other covenants. If there were an event of default under any of our debt instruments that was not cured or waived, the holders of the defaulted debt could cause all amounts outstanding with respect to the debt to be due and payable immediately, which in turn would result in cross defaults under our other debt instruments. Our assets and cash flow may not be sufficient to fully repay borrowings under our outstanding debt instruments, either upon maturity or if accelerated upon an event of default.

If, when required, we are unable to repay, refinance or restructure our indebtedness under, or amend the covenants contained in, our senior credit facility, or if a default otherwise occurs, the lenders under our senior credit facility could elect to terminate their commitments thereunder, cease making further loans, declare all borrowings outstanding, together with accrued interest and other fees, to be immediately due and payable, institute foreclosure proceedings against those assets that secure the borrowings under our senior credit facility and prevent us from making payments on the notes. Any such actions could force us into bankruptcy or liquidation, and we cannot provide any assurance that we could repay our obligations under the notes in such an event.

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

Some of our new restaurants will be located in areas where we have little or no meaningful experience. Those markets may have different competitive conditions, consumer tastes and discretionary spending patterns than our existing markets, which may cause our new restaurants to be less successful than restaurants in our existing markets or to incur losses. An additional risk of expanding into new markets is the lack of market awareness of the Pollo Tropical or Taco Cabana brand. Restaurants opened in new markets may open at lower average weekly sales volumes than restaurants opened in existing markets, and may have higher restaurant-level operating expense ratios than in existing markets. Sales at restaurants opened in new markets may take longer to reach average unit volumes, if at all, thereby adversely affecting our operating results.

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

As of March 31, 2006, excluding our franchised locations, all but one of our Pollo Tropical restaurants were located in Florida and approximately 96% of our Taco Cabana restaurants were located in Texas. Also, as of March 31, 2006, 65% of our Burger King restaurants were located in New York and Ohio. Therefore, the economic conditions, state and local government regulations, weather conditions or other conditions affecting Florida, Texas, New York and Ohio and the tourism industry affecting Florida may have a material impact on the success of our restaurants in those locations. For example, the events of September 11, 2001 had a significant negative impact on tourism in Florida, which adversely impacted the revenues and operating results at our Pollo Tropical restaurants.

Many of our restaurants are located in regions that may be susceptible to severe weather conditions. As a result, adverse weather conditions in any of these areas could damage these restaurants, result in fewer guest visits to these restaurants and otherwise have a material adverse impact on our business. For example, our business was adversely impacted in the fourth quarter of fiscal 2005 and in the future may be adversely affected by hurricanes and severe weather in Florida and Texas.

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

From time to time, we sell our restaurant properties in sale-leaseback transactions. We historically have used, and intend to use, the net proceeds from such transactions to reduce outstanding debt and fund future capital expenditures for new restaurant development. However, the sale-leaseback market may cease to be a reliable source of additional cash flows for us in the future if capitalization rates become less attractive or other unfavorable market conditions develop. For example, should the sale-leaseback market require significantly higher yields, we may not enter into sale-leaseback transactions, which could adversely affect our ability to reduce outstanding debt and fund new capital expenditures for future restaurant development.

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

We may in the future seek to acquire other restaurant chains. Although we believe that opportunities for future acquisitions may be available from time to time, increased competition for acquisition candidates exists and may continue in the future. Consequently, there may be fewer acquisition opportunities available to us as well as higher acquisition prices. There can be no assurance that we will be able to identify, acquire, manage or successfully integrate acquired restaurant companies without substantial costs, delays or operational or financial problems. In the event we are able to acquire other restaurant companies, the integration and operation of the acquired restaurants may place significant demands on our management, which could adversely affect our ability to manage our existing restaurants. We also face the risk that our existing systems, procedures and financial controls will be inadequate to support any restaurant chains we may acquire and that we may be unable to successfully integrate the operations and financial systems of any chains we may acquire with our own systems. While we may evaluate and discuss potential acquisitions from time to time, we currently have no understandings, commitments or agreements with respect to any acquisitions. We may be required to obtain additional financing to fund future acquisitions. There can be no assurance that we will be able to obtain additional financing on acceptable terms or at all. Both the senior credit facility and the Indenture governing the notes contain restrictive covenants that may prevent us from incurring additional debt or acquiring additional restaurant chains.

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

The interests of the stockholders of Holdings may be unique.

Madison Dearborn Partners, LLC and affiliated investment funds and BIB Holdings (Bermuda) Ltd. control Holdings, our company and each of the guarantors of the notes. Madison Dearborn and BIB together will continue to have the ability to designate a majority of the board of directors of our company and Carrols Holdings, and will be able to select our senior management team, determine our corporate and management policies and make decisions relating to fundamental corporate actions. The directors will have the authority to make decisions affecting our capital structure, including the issuance of additional debt and declaration of dividends. In addition, the directors may authorize transactions, such as acquisitions, that could enhance the equity investment of Madison Dearborn and BIB while involving risks to the interest of holders of the notes. The interests of Madison Dearborn and BIB may be unique and not be aligned with each other or any other party. See “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” and “Certain Relationships and Related Transactions.”

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not Applicable.

ITEM 2.	PROPERTIES

As of December 31, 2005, we owned or leased the following restaurant properties:

	Owned Land; Owned Building	Leased Land; Owned Building	Leased Land; Leased Building(1)	Total(2)
Restaurants:
Taco Cabana	8	22	105	135
Pollo Tropical	5	22	42	69
Burger King	12	25	299	336

Total operating restaurants	25	69	446	540

(1)	Includes 23 restaurants located in mall shopping centers.
(2)	Excludes restaurants operated by our franchisees. In addition, as of December 31, 2005, we had three restaurants under construction, eleven properties leased to third parties and three properties available for sale or lease.

As of December 31, 2005, we leased 94% of our Taco Cabana restaurants, 93% of our Pollo Tropical restaurants and 96% of our Burger King restaurants. We typically enter into leases (including options to renew) ranging from 20 to 40 years. The average remaining term for all leases, including options, is approximately 24 years. Generally, we have been able to renew leases, upon or prior to their expiration, at the prevailing market rates.

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

In addition to the restaurant locations set forth under “Restaurant Locations,” we own a building with approximately 25,300 square feet at 968 James Street, Syracuse, New York, which houses our executive offices and most of our administrative operations for our Burger King restaurants. We lease five small regional offices that support the management of our Burger King restaurants. We also lease approximately 13,500 square feet at 7300 North Kendall Drive, 8th Floor, Miami, Florida, which houses most of our administrative operations for our Pollo Tropical restaurants. In addition, we lease approximately 17,700 square feet of office space at 8918 Tesoro Drive, Suite 200, San Antonio, Texas, which houses most of our administrative operations for our Taco Cabana restaurants.

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

On December 22, 2004, our Board of Directors approved a one-time cash dividend of $116.8 million to our sole stockholder, Carrols Holdings (which Carrols Holdings, in turn, paid to its stockholders as a dividend), from the net proceeds of the sale of $180 million of the notes, and the entering into a new senior credit facility with a new syndicate of lenders led by JP Morgan Chase Bank, N.A., which provided for $220 million of term loan B borrowings and a $50 million five-year revolving credit facility. The special cash dividend was paid on December 28, 2004.

We did not pay any cash dividends during fiscal 2005 and 2003. We have no present intention to declare or pay any cash dividends on shares in the foreseeable future. Certain restrictive covenants contained in agreements governing our long-term indebtedness currently limit our ability to make dividend payments and certain other payments.

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

The following table sets forth our selected consolidated financial data derived from our audited consolidated financial statements for each of the fiscal years ended December 31, 2001, 2002, 2003, 2004 and 2005. The information in the following table should be read together with our consolidated financial statements and accompanying notes as of December 31, 2004 and 2005 and for the years ended December 31, 2003, 2004 and 2005, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included under Item 7 of this report. These historical results are not necessarily indicative of the results to be expected in the future.

	Year Ended December 31,
	2001	2002	2003	2004	2005
	(Dollars in thousands)
Statements of operations data:
Revenues:
Restaurant sales	$654,710	$655,545	$643,579	$696,343	$705,422
Franchise royalty revenues and fees	1,579	1,482	1,406	1,536	1,488

Total revenues	656,289	657,027	644,985	697,879	706,910

Costs and expenses:
Cost of sales	189,947	183,976	181,182	202,624	204,620
Restaurant wages and related expenses	192,918	196,258	194,315	206,732	204,611
Restaurant rent expense	31,459	30,940	31,089	34,606	34,668
Other restaurant operating expenses	86,435	87,335	89,880	92,891	102,921
Advertising expense	28,830	28,041	27,351	24,711	25,523
General and administrative (including stock-based compensation expense (income) of $101, $(151), $253, $1,818 and $16,432, respectively)	35,494	36,459	37,376	43,578	58,614
Depreciation and amortization	45,461	39,434	40,228	38,521	33,096
Impairment losses	578	1,285	4,151	1,544	1,468
Bonus to employees and director (1)	—	—	—	20,860	—
Other expense (income) (2)	8,841	—	—	2,320	—

Total operating expenses	619,963	603,728	605,572	668,387	665,521

Income from operations	36,326	53,299	39,413	29,492	41,389
Interest expense	44,559	39,329	37,334	35,383	42,972
Loss on extinguishment of debt	—	—	—	8,913	—

Income (loss) before income taxes	(8,233)	13,970	2,079	(14,804)	(1,583)
Provision (benefit) for income taxes	(1,428)	4,929	741	(6,720)	2,760

Net income (loss)	$(6,805)	$9,041	$1,338	$(8,084)	$(4,343)

Other financial data:
Cash provided from operating activities	$46,435	$54,194	$46,349	$59,211	$22,008
Cash provided by (used for) investing activities	(49,156)	(46,636)	14,581	(8,489)	(33,908)
Cash provided from (used for) financing activities	2,414	(7,425)	(61,054)	(21,670)	(10,235)
Capital expenditures, excluding acquisitions	47,575	54,155	30,371	19,073	38,849
Consolidated Adjusted EBITDA, as defined (3)	91,307	93,867	84,045	94,555	92,385
Operating statistics:
Total number of restaurants (end of period)	532	529	532	537	540
Taco Cabana (6):
Number of restaurants (at end of period)	120	116	121	126	135
Average number of restaurants	120.3	114.6	118.9	123.9	129.8
Revenues:
Restaurant sales	$177,398	$174,982	$181,068	$202,506	$209,539
Franchise royalty revenues and fees	405	429	413	435	292

Total revenues	177,803	175,411	181,481	202,941	209,831
Average annual sales per restaurant (5)	1,475	1,527	1,523	1,604	1,614
Segment EBITDA	26,032	27,989	24,206	30,082	31,927
Segment EBITDA margin (4)	14.6%	16.0%	13.3%	14.8%	15.2%
Change in comparable restaurant sales (6)	1.6%	(0.2)%	(3.0)%	4.8%	1.2%

	Year ended December 31,
	2001	2002	2003	2004	2005
	(Dollars in thousands)
Pollo Tropical:
Number of restaurants (at end of period)	53	58	60	63	69
Average number of restaurants	50.4	55.6	59.4	60.3	64.9
Revenues:
Restaurant sales	$96,437	$100,444	$109,201	$124,000	$135,787
Franchise royalty revenues and fees	1,174	1,053	993	1,101	1,196

Total revenues	97,611	101,497	110,194	125,101	136,893
Average annual sales per restaurant (5)	1,913	1,807	1,838	2,018	2,092
Segment EBITDA	21,987	21,946	22,489	27,891	28,691
Segment EBITDA margin (4)	22.5%	21.6%	20.4%	22.3%	20.9%
Change in comparable restaurant sales (6)	(0.3)%	(4.2)%	2.3%	10.6%	4.7%

Burger King:
Number of restaurants (at end of period)	359	355	351	348	336
Average number of restaurants	353.3	355.6	352.2	350.9	343.5
Restaurant sales	$380,875	$380,119	$353,310	$369,837	$360,096
Average annual sales per restaurant (5)	1,078	1,069	1,003	1,054	1,048
Segment EBITDA	43,288	43,932	37,350	36,582	31,767
Segment EBITDA margin (4)	11.4%	11.6%	10.6%	9.9%	8.8%
Change in comparable restaurant sales (6)	1.3%	(1.3)%	(7.2)%	2.9%	1.0%

Balance sheet data (at end of period):
Total assets	$552,884	$554,787	$499,054	$516,246	$496,945
Working capital	(34,362)	(33,971)	(39,835)	(24,515)	(25,441)
Debt:
Senior and senior subordinated debt	$368,500	$357,300	$294,100	$400,000	$391,800
Capital leases and other debt	4,575	3,045	1,732	1,225	1,896
Lease financing obligations	96,660	102,738	106,808	111,715	110,898

Total debt	$469,735	$463,083	$402,640	$512,940	$504,594

Stockholder’s equity (deficit)	$(1,030)	$8,011	$9,349	$(115,529)	$(103,511)

(1)	In conjunction with the December 2004 refinancing, the Company approved a compensatory bonus payment to certain employees (including management) and a director. See Note 11 to the consolidated financial statements).
(2)	Other expense in 2001 resulted from the closure of seven Taco Cabana restaurants in the Phoenix, Arizona market and the discontinuance of restaurant development in that market. See Note 5 to the consolidated financial statements. Other expense in 2004 resulted from the write off of costs incurred in connection with a registration statement on Form S-1 for an offering of Enhanced Yield Securities by Carrols Holdings comprised of common stock and senior subordinated notes that was withdrawn in 2004. See Note 9 to the consolidated financial statements.
(3)	Reconciliation of Non-GAAP Financial Measures.

Consolidated Adjusted EBITDA is defined as income before interest, income taxes, depreciation and amortization, impairment losses, stock-based compensation expense, bonus to employees and director, other income and expense and loss on extinguishment of debt. Consolidated Adjusted EBITDA is presented because we believe it is a useful financial indicator for the ability, on a consolidated basis, to service and/or incur indebtedness. The Company’s utilization of a non-GAAP measurement is not meant to be considered in isolation or as a substitute for net income, income from operations, cash flow, gross margin and other measures of financial performance prepared in accordance with GAAP. Consolidated Adjusted EBITDA is not necessarily comparable to other similarly titled captions of other companies due to differences in methods of calculation. Management believes the most directly comparable measure to Consolidated Adjusted EBITDA calculated in accordance with generally accepted accounting principles is net cash provided from operating activities. However, Consolidated Adjusted EBITDA should not be considered as an alternative to consolidated cash flows as a measure of liquidity in accordance with generally accepted accounting principles.

A reconciliation of Consolidated Adjusted EBITDA to net cash provided from operating activities is presented below:

	Year Ended December 31,
	2001	2002	2003	2004	2005
	(Dollars in thousands)
Consolidated Adjusted EBITDA, as defined	$91,307	$93,867	$84,045	$94,555	$92,385
Adjustments to reconcile Consolidated Adjusted EBITDA to net cash provided from operating activities:
Loss (gain) on sale of assets	390	24	(386)	(176)	(620)
Cash portion of stock-based compensation expense	—	—	—	—	(122)
Interest expense	(44,559)	(39,329)	(37,334)	(35,383)	(42,972)
Amortization of deferred financing costs	1,527	1,528	1,540	1,527	1,529
Amortization of unearned purchase discounts	(2,014)	(2,155)	(2,146)	(2,154)	(2,156)
Amortization of deferred gains from sale-leaseback transactions	(13)	(21)	(180)	(458)	(481)
Accretion of interest on lease financing obligations	521	478	443	406	334
Benefit (provision) for income taxes	1,428	(4,929)	(741)	6,720	(2,760)
Deferred income taxes	(3,117)	4,888	(1,156)	(6,466)	1,036
Change in operating assets and liabilities	965	(157)	2,264	2,960	(24,165)
Other expense	—	—	—	(2,320)	—

Net cash provided from operating activities	$46,435	$54,194	$46,349	$59,211	$22,008

(4)	Segment EBITDA margin is derived by dividing Segment EBITDA by total revenues applicable to the segment shown above.
(5)	Average annual (52 weeks) sales per restaurant are derived by dividing restaurant sales for the applicable year by the average number of restaurants for the applicable year.
(6)	The change in comparable restaurant sales is calculated using only those restaurants that have been open since the beginning of the earliest period being compared (12 months for Burger King and 18 months for Pollo Tropical and Taco Cabana).

ITEM 7.	M ANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

The following Management’s Discussion and Analysis (“MD&A”) is written to help the reader understand our company. The MD&A is provided as a supplement to, and should be read in conjunction with, our consolidated financial statements and the accompanying financial statement notes appearing elsewhere in this Annual Report on Form 10-K for the year ended December 31, 2005. The overview provides our perspective on the individual sections of MD&A, which include the following:

Executive Summary—an executive review of our performance for the years ended December 31, 2005 and 2004.

Company Overview—a general description of our three restaurant concepts and the markets in which they operate.

Liquidity and Capital Resources—an analysis of historical information regarding our sources of cash and capital expenditures, the existence and timing of commitments and contingencies, changes in capital resources and a discussion of cash flow items affecting liquidity.

Results of Operations—an analysis of our results of operations for the years ended December 31, 2005 and 2004, including a review of the material items and known trends and uncertainties.

Application of Critical Accounting Policies—an overview of accounting policies that require critical judgments and estimates.

Effects of New Accounting Standards—a discussion of new accounting standards and any implications related to our financial statements.

Executive Summary

Total revenues for 2005 increased to $706.9 million in 2005 from $697.9 million in 2004.

Revenues from our Hispanic restaurant brands increased by approximately $18.8 million from $328.0 million in 2004 to $346.8 million in 2005. Sales due to the extra week in 2004 for our Hispanic restaurant brands was $6.1 million. We have continued to expand our Hispanic restaurant brands, and at the end of 2005, we were operating a total of 204 restaurants under the Pollo Tropical and Taco Cabana brand names. During 2005, we opened six new Pollo Tropical restaurants, six new Taco Cabana restaurants and we also acquired four Taco Cabana restaurants from a franchisee in Texas. Comparable restaurant sales for 2005 increased 4.7% over 2004 at Pollo Tropical and 1.2% at Taco Cabana.

Segment EBITDA (earnings before interest, income taxes, depreciation and amortization, impairment losses, stock-based compensation expense, bonus to employees and director, other expense and loss on extinguishment of debt) for our Hispanic Brands was $60.6 million in 2005 compared to $58.0 million in the prior year. Segment EBITDA for our Hispanic Brands in 2004 included $2.3 million attributable to the extra week in 2004.

During October of 2005 our Pollo Tropical restaurants were negatively impacted by hurricanes Katrina and Wilma, and our Taco Cabana restaurants in the Houston market were negatively impacted by hurricane Rita. Although the restaurants collectively suffered only minimal property damage, our estimate of lost revenues from restaurants temporarily closed were, in the aggregate, approximately $1.8 million. Consequently, comparable restaurant sales decreased 3.3% at Pollo Tropical and increased .9% at Taco Cabana during the fourth quarter of 2005 compared to the fourth quarter of 2004.

Revenues from our Burger King restaurants decreased to $360.1 million in 2005 from $369.8 million in 2004 due in part to one less week in 2005 compared to 2004 ($6.9 million effect) and from the closing of thirteen underperforming Burger King restaurants during the year. At the end of 2005, the Company was operating a total of 336 Burger King restaurants. Comparable restaurant sales for the Company’s Burger King restaurants increased 1.0% in 2005 over 2004. Segment EBITDA decreased from $36.6 million in 2004, which included $2.1 million of Segment EBITDA from the extra week in 2004, to $31.8 million in 2005. This change mostly reflected higher utility costs, higher audit fees and incremental transaction fees due to the rollout of credit cards at the Company’s Burger King restaurants.

Operating results for all three brands were negatively impacted by higher utility costs, which as a percentage of total revenues, increased approximately 0.6% in 2005 and 1.5% in the fourth quarter of 2005, representing the primary change in its operating margins. Higher commodity costs also impacted margins, particularly at Pollo Tropical.

Our capital expenditures totaled $38.8 million in 2005 including $20.6 million for the construction of new restaurants, $4.2 million for the acquisition of four franchised Taco Cabana restaurants, $4.0 million for remodeling, and $10.0 million for maintenance and other capital expenditures. For 2006, the Company anticipates total capital expenditures of approximately $40 million including approximately $24 million related to its plans to open 7 to 8 new Pollo Tropical restaurants and 8 to 10 new Taco Cabana restaurants in 2006.

During 2005 we have lowered our outstanding borrowings under our senior credit facility. The total principal amount outstanding under our senior credit facility decreased from $220.0 million at December 31, 2004 to $211.8 million at December 31, 2005 including a voluntary prepayment during 2005 of $6.0 million principal amount of our term loan borrowings. As a result of our growth in new units during 2005 and anticipated growth in new units in 2006, we anticipate sale-leaseback proceeds to increase from approximately $5 million in 2005 to in excess of $20 million in 2006.

Company Overview

We are one of the largest restaurant companies in the United States operating three restaurant brands in the quick-casual and quick-service restaurant segments with 540 company owned and operated restaurants in 17 states as of December 31, 2005. We own, operate and franchise two Hispanic restaurant brands, Taco Cabana® and Pollo Tropical® operating primarily in Texas and Florida, respectively. We are also the largest Burger King® franchisee and have operated Burger King restaurants since 1976. We believe that the diversification of our restaurant concepts and geographic dispersion of our restaurants provide us with balance and stability.

Hispanic Brands

We acquired Pollo Tropical, Inc. in July 1998 and acquired Taco Cabana, Inc. in December 2000. Our Hispanic Brands combine the convenience of quick-service restaurants with the menu variety, use of fresh ingredients, upscale decor and food quality of casual dining. As of December 31, 2005, our Hispanic Brands were comprised of 204 company-owned restaurants and 29 franchised restaurants and accounted for 49.1% of our total revenues for fiscal 2005 and 65.6% of our total segment EBITDA.

Taco Cabana. Taco Cabana restaurants combine fresh, high-quality Tex-Mex and traditional Mexican style food in a festive setting with the convenience and value of quick-service restaurants. Menu items include sizzling fajitas, quesadillas, enchiladas, other Tex-Mex dishes, fresh-made flour tortillas, frozen margaritas and beer. Most menu items are made fresh daily in each of our Taco Cabana restaurants. Taco Cabana pioneered the Mexican patio café concept with its first restaurant in San Antonio, Texas in 1978. As of December 31, 2005, we owned and operated 135 Taco Cabana restaurants located in Texas, Oklahoma and New Mexico and franchised three Taco Cabana restaurants in New Mexico and Georgia. For the year ended December 31, 2005, our company-owned Taco Cabana restaurants generated total revenues of $209.5 million and segment EBITDA of $31.9 million.

Pollo Tropical. Pollo Tropical restaurants combine high quality distinctive menu items and an inviting tropical setting with the convenience and value of quick-service restaurants. Our Pollo Tropical restaurants feature fresh grilled chicken marinated in a proprietary blend of tropical fruit juices and spices and authentic “made from scratch” side dishes. Most menu items are made fresh daily in each of our Pollo Tropical restaurants. Pollo Tropical opened its first company-owned restaurant in 1988 in Miami. As of December 31, 2005, we owned and operated a total of 69 Pollo Tropical restaurants, 59 of which were located in south Florida and ten of which were located in central Florida. We also franchised 26 Pollo Tropical restaurants as of December 31, 2005, 22 of which were located in Puerto Rico, two in Ecuador and two in Florida. Since our acquisition of Pollo Tropical, we have expanded the brand by over 90% by opening 33 new restaurants. For the year ended December 31, 2005, our company-owned Pollo Tropical restaurants generated total revenues of $135.8 million and segment EBITDA of $28.7 million.

Burger King. Burger King is one of the largest hamburger restaurant chains in the world and we are the largest Burger King franchisee. Burger King restaurants feature the popular flame-broiled WHOPPER® sandwich as well as hamburgers and other sandwiches, fries, salads, breakfast items and other offerings typically found in quick-service hamburger restaurants. As of December 31, 2005, we operated 336 Burger King restaurants located in 13 Northeastern, Midwestern and Southeastern states. For the year ended December 31, 2005, our Burger King restaurants generated total revenues of $360.1 million and segment EBITDA of $31.8 million.

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

December 2004 Refinancing. On December 15, 2004, we completed the private placement of $180.0 million of our 9% Senior Subordinated Notes due 2013, which we refer to as the “senior subordinated notes.” Concurrently, we repaid all outstanding borrowings under our prior senior secured credit facility and amended and restated such senior credit facility with a new syndicate of lenders, which we refer to as the “senior credit facility.” We received $400.0 million in total proceeds that included the issuance of the notes and the term loan B borrowings of $220.0 million under the new senior credit facility. The proceeds were primarily utilized to repay borrowings outstanding under the prior senior credit facility of $74.4 million, to retire all of our 9 1/2% senior subordinated notes due 2008 (including redemption premiums) in the amount of $175.9 million, to pay a dividend to Holdings, our sole stockholder, in the amount of $116.8 million (and Holdings concurrently paid a dividend to its stockholders in the aggregate amount of $116.8 million), to pay fees and expenses related to the refinancing of $8.8 million, and to pay a bonus to employees (including management) and a director, who owned options to purchase common stock of Holdings, totaling $20.9 million, which includes $0.6 million of payroll taxes.

Stock-based Compensation Charge. We recorded a pretax compensation charge, including applicable payroll taxes, of $16.4 million in 2005 relative to stock awards issued in the second quarter of 2005. Effective May 3, 2005, Holdings issued an aggregate of 260,600 shares of Holdings’ common stock in exchange for the cancellation and termination of an identical number of outstanding options to purchase shares of Holdings’ common stock. As a consequence of the exchange, all outstanding stock options were cancelled and terminated. All shares were issued pursuant to stock award agreements, effective May 3, 2005, which provide that such shares are fully vested and non-forfeitable upon issuance, but may not be sold or otherwise disposed of for a period of two years from the date of issuance. Such agreements also provide that up to an aggregate of 16% of each recipients’ shares (for those recipients that were issued 100 or more shares) are subject to repurchase by Carrols Holdings (at its option) after December 31, 2006 under certain circumstances described in the award agreements. In addition, such shares may be subject to repurchase by Carrols Holdings (at its option) in the event of a termination of employment before the occurrence of certain events.

Operating activities. Net cash provided by operating activities for the years ended December 31, 2005, 2004 and 2003 was $22.0 million, $59.2 million and $46.3 million, respectively. At December 31, 2005, we had $9.3 million in cash. At December 31, 2004 we had $31.5 million in cash due to the timing of payments associated with the December 2004 refinancing. In the first quarter of 2005, we paid the $20.3 million bonus to employees (including management) and a director and the applicable taxes of $0.6 million, as well as $5.5 million of tax withholdings related to the dividend payment in late December of 2004. These payments reduced net cash provided from operating activities in the aggregate $26.4 million in 2005. Our income tax payments included in operating activities have been historically reduced due to the utilization of net operating loss carryforwards. For tax years after 2005 we have Federal alternative minimum tax credit carryforwards of $2.9 million with no expiration date and Federal employment tax credit carryforwards of $2.5 million that begin to expire in 2021.

Investing activities including capital expenditures and sale-leaseback transactions. Net cash used for investing activities for the years ended December 31, 2005 and 2004 was $33.9 million and $8.5 million, respectively. Net cash provided from investing activities for the year ended December 31, 2003 was $14.6 million. Capital expenditures represent a major investment of cash for us, and, excluding acquisitions, for the years ended December 31, 2005, 2004 and 2003, were $34.6 million, $19.1 million and $30.4 million, respectively. In addition, we purchased four Taco Cabana restaurants from a franchisee for a cash purchase price of $4.2 million in 2005. We sold other properties, primarily non-operating restaurant properties, in 2005, 2004 and 2003 for net proceeds of $0.8 million, $1.2 million and $3.9 million, respectively. The net proceeds from these sales were used to reduce outstanding borrowings under our senior credit facility.

In 2005, we sold four restaurant properties in sale-leaseback transactions for net proceeds of $5.2 million. In 2004, we sold eight restaurant properties in sale-leaseback transactions for net proceeds of $11.0 million and in 2003 we sold 31 restaurant properties in sale-leaseback transactions for net proceeds of $44.2 million. The net proceeds from these sales were used to reduce outstanding debt under our senior credit facility. Purchases of properties to be sold in sale-leaseback transactions were $1.1 million, $1.6 million and $3.1 million in 2005, 2004 and 2003, respectively.

Our capital expenditures primarily include (1) capital restaurant maintenance expenditures, (2) restaurant remodeling and (3) new restaurant development. Capital restaurant maintenance expenditures include capital expenditures for the ongoing reinvestment and enhancement of our restaurants. Remodeling expenditures include capital expenditures for renovating and in some cases rebuilding the interior and exterior of our existing restaurants, including expenditures associated with franchise renewals with respect to our Burger King restaurants. Capital expenditures for new restaurant development are associated with developing new restaurants including the purchase of related real estate.

The following table sets forth our capital expenditures for the periods presented:

	Taco Cabana	Pollo Tropical	Burger King	Consolidated
	(Dollars in thousands)
Year Ended December 31, 2005:
Restaurant maintenance expenditures (1)	$3,434	$2,505	$2,745	$8,684
Restaurant remodeling expenditures	—	1,384	2,634	4,018
Acquisition of Taco Cabana restaurants	4,215	—	—	4,215
New restaurant development expenditures	9,143	10,235	1,235	20,613
Other capital expenditures	225	303	791	1,319

Total capital expenditures	$17,017	$14,427	$7,405	$38,849

Number of new restaurant openings	6	6	1	13
Year Ended December 31, 2004:
Restaurant maintenance expenditures (1)	$2,496	$2,094	$2,913	$7,503
Restaurant remodeling expenditures	—	—	845	845
New restaurant development expenditures	4,059	4,542	1,053	9,654
Other capital expenditures	89	248	734	1,071

Total capital expenditures	$6,644	$6,884	$5,545	$19,073

Number of new restaurant openings	5	3	1	9
Year Ended December 31, 2003:
Restaurant maintenance expenditures (1)	$2,697	$2,186	$2,061	$6,944
Restaurant remodeling expenditures	121	26	3,170	3,317
New restaurant development expenditures	13,687	2,147	2,872	18,706
Other capital expenditures	322	232	850	1,404

Total capital expenditures	$16,827	$4,591	$8,953	$30,371

Number of new restaurant openings	8	2	2	12

(1)	Excludes restaurant repair and maintenance expenses included in other restaurant operating expenses in our consolidated financial statements. For the years ended December 31, 2005, 2004 and 2003, these restaurant repair and maintenance expenses were approximately $18.1 million, $15.7 million and $15.3 million, respectively.

In 2006, we anticipate that total capital expenditures will be approximately $37 million to $44 million. These capital expenditures include approximately $20 million to $25 million for the development of new restaurants and purchase of related real estate applicable to our Taco Cabana and Pollo Tropical restaurant concepts. In 2006 we anticipate opening approximately six to eight new Pollo Tropical restaurants and eight to ten new Taco Cabana restaurants. Capital expenditures in 2006 also include expenditures of approximately $15 million to $17 million for the ongoing reinvestment in our three restaurant concepts for remodeling costs and capital maintenance expenditures and approximately $2.0 million in other capital expenditures.

Financing activities. Net cash used for financing activities for the year ended December 31, 2005, 2004 and 2003 as $10.2 million, $21.7 million and $61.1 million, respectively. Financing activities in these periods consisted of repayments under our debt arrangements and the sale of restaurants in sale-leaseback transactions accounted for as lease financing obligations with proceeds of $4.5 million and $3.6 million for the years ended December 31, 2004 and 2003, respectively. The net proceeds from these sales were used to reduce outstanding borrowings under our senior credit facility.

In 2005 and 2004 we also made voluntary principal repayments on borrowings under our senior credit facility of $6.0 million and $39.0 million, respectively. In addition, in 2005 we purchased one restaurant property subject to a lease financing obligation for $1.1 million under our right of first refusal included in the subject lease. This purchase is shown as a principal payment in the statement of cash flows as it relates to a previously recorded lease financing obligation.

Indebtedness. At December 31,2005 we had total debt outstanding of $504.6 million comprised of $180.0 million of notes, borrowings under our term loan B facility of $211.8 million under the senior credit facility, lease financing obligations of $110.9 million and capital lease obligations of $1.9 million.

Senior Credit Facility. Our senior credit facility provides for a revolving credit facility under which we may borrow up to $50.0 million (including a sub limit of up to $20.0 million for letters of credit and up to $5.0 million for swingline loans), a $220.0 million term loan B facility and incremental facilities (as defined in the new senior credit facility), at our option, of up to $100.0 million, subject to the satisfaction of certain conditions. At December 31, 2005 $211.8 million was outstanding under the term loan B facility and no amounts were outstanding under our revolving credit facility. After reserving $11.1 million for letters of credit guaranteed by the facility, $38.9 million was available for borrowings under our revolving credit facility at December 31, 2005.

As a result of the restatement of our financial statements as discussed in Note 2 to our interim financial statements for the third quarter of 2005 contained in our Quarterly Report on Form 10Q, the Company was in default under its senior credit facility by failing to timely furnish its quarterly consolidated financial statements for the third quarter of 2005 to its lenders. On December 6, 2005, the Company obtained a Consent and Waiver from its lenders under the senior credit facility that permitted the Company to extend the time to deliver its consolidated financial statements for the third quarter of 2005 to February 15, 2006.On February 15, 2006, the Company obtained a waiver of such default from its lenders that extended the period of time to deliver its consolidated financial statements for the third quarter of 2005 to June 30, 2006. The waiver also extended the period of time to deliver its annual audited consolidated financial statements for 2005 and its consolidated financial statements for the first fiscal quarter of 2006 to June 30, 2006. While the Company currently anticipates delivering these financial statements by June 30, 2006, its failure to do so would constitute an event of default under the new senior credit facility. If such an event of default occurs under the senior credit facility that is not waived, the lenders could cause all amounts outstanding with respect to the borrowings to be due and payable immediately which in turn would result in cross defaults under the Indenture governing the senior subordinated notes. The Company’s assets and cash flow may not be sufficient to fully repay outstanding debt if accelerated upon an event of default and there can be no assurance that such outstanding debt could be refinanced in such an event on acceptable terms or if at all. See “Item 1A. Risk Factors”.

Senior Subordinated Notes. In connection with the sale of $180 million of 9% senior subordinated notes due 2013, we and certain of our subsidiaries, which we refer to as the “guarantors”, entered into a Registration Rights Agreement dated as of December 15, 2004, with J.P. Morgan Securities Inc., Banc of America Securities LLC, Lehman Brothers Inc., Wachovia Capital Markets, LLC and SunTrust Capital Markets, Inc. In general, the Registration Rights Agreement provided that we and the guarantors agreed to file, and cause to become effective, a registration statement with the Securities Exchange Commission in which we offer the holders of the senior subordinated notes the opportunity to exchange such senior subordinated notes for newly issued notes that have terms which are identical to the senior subordinated notes that are registered under the Securities Act of 1933, as amended, which we refer to as the “exchange offer”.

Pursuant to the Registration Rights Agreement, because we did not complete the exchange offer on or prior to June 13, 2005, the interest rate on our senior subordinated notes was increased by 0.25% per annum for the 90-day period immediately following June 13, 2005 and increased by an additional 0.25% per annum in each of the subsequent 90-day periods immediately following September 11,2005. On December 14, 2005 the exchange offer was completed which eliminated this additional interest expense after such date. This resulted in additional interest expense of $0.4 million during 2005.

Results of Operations

The following table sets forth, for fiscal years 2003, 2004 and 2005, selected operating results of Carrols as a percentage of total restaurant sales:

	Year Ended December 31,
	2003	2004	2005
Restaurant sales:
Taco Cabana	28.1%	29.1%	29.7%
Pollo Tropical	17.0%	17.8%	19.3%
Burger King	54.9%	53.1%	51.0%

Total restaurant sales	100.0%	100.0%	100.0%
Costs and expenses:
Cost of sales	28.2%	29.1%	29.0%
Restaurant wages and related expenses	30.2%	29.7%	29.0%
Restaurant rent expense	4.8%	5.0%	4.9%
Other restaurant operating expenses	14.0%	13.3%	14.6%
Advertising expense	4.2%	3.5%	3.6%
General and administrative	5.8%	6.3%	8.3%
Income from restaurant operations	5.9%	7.3%	5.7%

Fiscal 2005 Compared to Fiscal 2004

In 2005, we opened six new Taco Cabana restaurants, six new Pollo Tropical restaurants and one new Burger King restaurant. We also acquired four Taco Cabana restaurants from a former franchisee, closed thirteen Burger King restaurants and one Taco Cabana restaurant. Fiscal 2005 included 52 weeks compared to 53 weeks in fiscal 2004.

Restaurant Sales. Total restaurant sales in 2005 increased by $9.1 million, to $705.4 million due to comparable sales increases at all three of our restaurant concepts and the net addition of three restaurants. The extra week in fiscal 2004 contributed consolidated sales of $13.0 million in 2004 attributable to our three restaurant concepts as follows: Taco Cabana—$3.8 million; Pollo Tropical—$2.3 million; and Burger King—$6.9 million. The changes in comparable restaurant sales noted below are calculated using only those restaurants open since the beginning of the earliest period being compared (12 months for our Burger King restaurants and 18 months for our Pollo Tropical and Taco Cabana restaurants).

Taco Cabana restaurant sales increased $7.0 million, excluding the impact of the extra week in 2004 of $3.8 million to $209.5 million in 2005 due primarily to the net addition of nine restaurants since the beginning of 2004 and the acquisition of four restaurants from a franchisee in the third quarter of 2005. These thirteen restaurants contributed $8.6 million of additional sales in 2005. To a lesser extent, sales also increased from a 1.2% sales increase at our comparable Taco Cabana restaurants resulting from an increase in the average sales transaction compared to 2004.

Pollo Tropical restaurant sales increased $11.8 million, excluding the effect of the extra week in 2004 of $2.3 million, to $135.8 million in 2005 due in part to a 4.7% sales increase at our comparable Pollo Tropical restaurants. This increase was from an increase in the average sales transaction due in part to menu price increases of approximately 4% near the end of the second quarter of 2005. The addition of nine restaurants since the beginning of 2004 contributed $7.9 million of additional sales in 2005.

During October of 2005 our Pollo Tropical restaurants were negatively impacted by hurricanes Katrina and Wilma, and our Taco Cabana restaurants in the Houston market were negatively impacted by hurricane Rita. Although the restaurants collectively suffered only minimal property damage, our estimate of lost revenues from restaurants temporarily closed were, in the aggregate, approximately $1.8 million. Consequently, comparable restaurant sales decreased 3.3% at Pollo Tropical and increased .9% at Taco Cabana during the fourth quarter of 2005 compared to the fourth quarter of 2004.

Burger King restaurant sales were $360.1 million in 2005, and excluding the effect of the extra week in 2004 of $6.9 million, decreased $2.8 million due primarily to the closing of thirteen underperforming Burger King restaurants during the year. Comparable restaurant sales at our Burger King restaurants increased 1.0% in 2005 over 2004 from an increase in the average sales transaction due to menu price increases.

Operating Costs and Expenses. Cost of sales (food and paper costs), as a percentage of total restaurant sales, decreased slightly to 29.0% in 2005 from 29.1% in 2004. Taco Cabana cost of sales, as a percentage of Taco Cabana restaurant sales, decreased to 28.8% in 2005 from 29.8% in 2004 due to improvements in restaurant-level food controls (0.8% of Taco Cabana sales) and higher rebates (0.2% of Taco Cabana sales). The effect of menu price increases in early 2005 substantially offset increases in commodity costs. Pollo Tropical cost of sales, as a percentage of Pollo Tropical restaurant sales, increased 1.9% to 33.3% in 2005 from 31.4% in 2004 due to significant increases in chicken commodity costs (1.5% of Pollo Tropical sales) and increases in other commodity costs (0.6% of Pollo Tropical sales) partially offset by menu price increases in 2005. Burger King cost of sales, as a percentage of Burger King restaurant sales, decreased to 27.5% in 2005 from 27.9% in 2004 due to the effect of menu price increases in 2005 (1.0% of Burger King sales) offset in part by an increase in beef commodity prices (0.2% of Burger King sales), higher promotional sales discounts (0.2% of Burger King sales) and lower rebates (0.1% of Burger King sales).

Restaurant wages and related expenses, as a percentage of total restaurant sales, decreased to 29.0% in 2005 from 29.7% in 2004. Taco Cabana restaurant wages and related expenses, as a percentage of Taco Cabana restaurant sales, decreased to 28.1% in 2005 from 28.5% in 2004 due primarily to the effect of menu price increases in 2005. Pollo Tropical restaurant wages and related expenses, as a percentage of Pollo Tropical restaurant sales, decreased 1.5% to 23.8% in 2005 from 25.3% in 2004 due primarily to the effect on fixed labor costs of higher comparable restaurant sales volumes (0.5% of Pollo Tropical sales), the effect of menu price increases in 2005 (0.5% of Pollo Tropical sales) and lower medical insurance costs (0.3% of Pollo Tropical sales). Burger King restaurant wages and related expenses, as a percentage of Burger King restaurant sales, decreased to 31.5% in 2005 from 31.8% in 2004 due to lower medical insurance costs (0.2% of Burger King sales) and lower restaurant level bonuses (0.1% of Burger King sales).

Restaurant rent expense, as a percentage of total restaurant sales, decreased to 4.9% in 2005 from 5.0% in 2004 due primarily to the effect of comparable restaurant sales increases on fixed rental costs.

Other restaurant operating expenses, as a percentage of total restaurant sales, increased to 14.6% in 2005 from 13.3% in 2004. Taco Cabana other restaurant operating expenses, as a percentage of Taco Cabana restaurant sales, decreased to 14.6% in 2005 from 13.2% in 2004 due primarily to higher utility costs from higher natural gas prices and increased electricity usage (0.7% of Taco Cabana sales) and higher maintenance costs associated with initiatives to enhance the appearance of our Taco Cabana restaurants (0.5% of Taco Cabana sales). Pollo Tropical other restaurant operating expenses, as a percentage of Pollo Tropical restaurant sales, increased to 12.4% in 2005 from 10.9% in 2004 due primarily to higher utility costs resulting from higher natural gas and electricity prices (0.4% of Pollo Tropical sales), higher general liability claim costs (0.2% of Pollo Tropical sales) and increased fees due to increased levels of credit card sales (0.2% of Pollo Tropical sales). Burger King other restaurant operating expenses, as a percentage of Burger King restaurant sales, increased to 15.4% in 2005 from 14.3% in 2004 due higher utility costs due to higher natural gas rates and for summer months also electricity usage (0.5% of Burger King sales), and fees associated with the acceptance of credit cards (0.2% of Burger King sales) and higher repair and maintenance expense to enhance the appearance of our Burger King restaurants (0.3% of Burger King sales).

Advertising expense, as a percentage of total restaurant sales, increased slightly to 3.6% in 2005 from 3.5% in 2004. Taco Cabana advertising expense, as a percentage of Taco Cabana restaurant sales, increased slightly to 4.2% in 2005 from 4.1% in 2004. Taco Cabana advertising expenditures in 2006 are anticipated to be comparable to 2005, as a percentage of Taco Cabana sales. Pollo Tropical advertising expense, as a percentage of Pollo Tropical restaurant sales, increased to 1.9% in 2005 from 1.6% in 2004 due to higher television and radio advertising expenditures in 2005. Advertising expenditures for our Pollo Tropical restaurants in 2006 are anticipated to be 1.3% to 1.7% of Pollo Tropical restaurant sales. Burger King advertising expense, as a percentage of Burger King restaurant sales, were 3.9% in both 2005 and 2004.

General and administrative expenses, including stock-based compensation expense, as a percentage of total restaurant sales, increased to 8.3% in 2005 from 6.3% in 2004. Stock-based compensation expense was $16.4 million and $1.8 million in 2005 and 2004, respectively, or as a percentage of total restaurant sales, 2.3% and 0.3%, respectively. Stock-based compensation expense in 2005 was substantially from the issuance of stock in exchange for stock options in the second quarter of 2005. General and administrative expenses increased in total $15.0 million due primarily to the $14.6 million increase in stock-based compensation expense. General and administrative expenses further increased $0.4 million in 2005 compared to 2004 due primarily to increased legal and professional fees, including audit fees, of $1.8 million, higher administrative salaries of $0.6 million, and higher Company 401(k) contributions of $0.3 million, substantially offset by lower administrative bonus expense of $2.3 million.

Segment EBITDA. Segment EBITDA is a measure of segment profit or loss reported to the chief operating decision maker for purposes of allocating resources to our segments and assessing their performance. Segment EBITDA is defined as earnings before interest, income taxes, depreciation and amortization, impairment losses, stock-based compensation expense, bonus to employees and director, other expense and loss on extinguishment of debt. Our fiscal year 2004 included 53 weeks. The effect of the additional week in 2004 increased segment EBITDA in 2004 by $1.4 million for our Taco Cabana restaurants, $0.9 million for our Pollo Tropical restaurants and $2.1 million for our Burger King restaurants. Excluding the impact of the extra week in 2004, Segment EBITDA for our Taco Cabana restaurant segment increased to $31.9 million in 2005 from $30.1 million in 2004, Segment EBITDA for our Pollo Tropical restaurant segment increased to $28.7 million in 2005 from $27.9 million in 2004 and Segment EBITDA for our Burger King restaurant segment decreased from $36.6 million in 2004 to $31.8 million in 2005.

Depreciation and Amortization and Impairment Losses. Depreciation and amortization expense decreased to $33.1 million in 2005 from $38.5 million in 2004 due primarily to lower depreciation of restaurant equipment related to our Burger King restaurants of $2.3 million, lower depreciation due to the closure of Burger King restaurants since the beginning of 2004 of $0.7 million, lower depreciation of corporate information systems of $0.7 million, lower leasehold improvement amortization depreciation for our Taco Cabana restaurants of $1.4 million and lower depreciation due to the sale/leaseback of properties in the second half of 2004.

Impairment losses were $1.5 million in 2005 and were comprised of $0.3 million related to Burger King franchise rights and $1.1 million related to property and equipment of certain underperforming Burger King restaurants and planned future closures of Burger King restaurants and $0.1 million related to property and equipment of certain underperforming Taco Cabana restaurants. Impairment losses were $1.5 million in 2004 and were comprised of $0.3 million related to Burger King franchise rights and $1.2 million related to property and equipment of certain underperforming Burger King restaurants and planned future closures of Burger King restaurants.

Interest Expense. Interest expense increased $7.6 million to $43.0 million in 2005 from $35.4 million in 2004 due primarily to higher average outstanding debt balances resulting from the December 2004 refinancing and higher effective interest rates on our floating rate borrowings under our senior credit facility. However, the weighted average interest rate on our long-term debt, excluding lease financing obligations, for the year ended December 31, 2005 decreased to 7.3% from 7.8% in 2004. This decrease was due to increased borrowings under our senior credit facility in 2005 (as a result of the December 2004 refinancing), which are at a lower rate than our borrowings under our senior subordinated notes, and which also comprised a higher percentage of our total outstanding long-term debt in 2005 compared to 2004.

Provision (Benefit) for Income Taxes. Although we had a pretax loss of $1.6 million in 2005 we have a tax provision of $2.8 million for the year ended December 31, 2005 due to the non-deductible portion of stock-based compensation expense related to stock awards in the second quarter of 2005. The Federal tax provision for 2005 includes $3.3 million for the non-deductible portion of stock-based compensation expense and $0.5 million of income tax expense associated with Ohio state tax legislation enacted in the second quarter of 2005.

During the fourth quarter of 2005, we established a valuation allowance of $ 1.1 million against net deferred tax assets due to state net operating loss carryforwards where realization of related deferred tax asset amounts was not likely. The estimation of future taxable income for federal and state purposes and the Company’s resulting ability to realize deferred tax assets pertaining to state net operating loss carryforwards and tax credit carryforwards can significantly change based on future events and operating results. Thus, recorded valuation allowances may be subject to material future changes.

Net Income (Loss). As a result of the foregoing, we incurred a net loss of $4.3 million in 2005 compared to a net loss of $8.1 million in 2004.

Fiscal 2004 Compared to Fiscal 2003

In 2004, we opened five new Taco Cabana restaurants, three new Pollo Tropical restaurants and one new Burger King restaurant and closed four Burger King restaurants. Fiscal 2004 included 53 weeks compared to 52 weeks in fiscal 2003.

On June 22, 2004, Carrols Holdings filed a registration statement on Form S-1 for an offering of Enhanced Yield Securities comprised of common stock and senior subordinated notes. On October 25, 2004, Carrols Holdings withdrew its registration statement on Form S-1 with respect to the aforementioned securities. We recorded the incurred costs related to this offering of $2.3 million in other expense in the third quarter of 2004.

Restaurant Sales. Total restaurant sales for 2004 increased by $52.7 million, or 8.2%, to $696.3 million from $643.6 million in 2003 due to sales increases at all three of our restaurant concepts. The extra week in fiscal 2004 resulted in an increase in total consolidated sales of $13.0 million attributable to our three restaurant concepts as follows: Taco Cabana—$3.8 million; Pollo Tropical—$2.3 million; and Burger King—$6.9 million.

Taco Cabana restaurant sales were $202.5 million in 2004, and excluding the effect of the extra week in 2004 of $3.8 million, increased $17.6 million due in part to a 4.8% sales increase at our comparable Taco Cabana restaurants and the net addition of ten restaurants since the beginning of 2003. Such increase in Taco Cabana’s comparable restaurant sales in 2004 resulted from higher customer traffic, an increase in the average sales transaction compared to 2003 and, to a lesser extent, modest menu price increases of approximately 1% which occurred early in the first quarter of 2004.

Pollo Tropical restaurant sales were $124.0 million in 2004, and excluding the effect of the extra week in 2004 of $2.3 million, increased $12.5 million due primarily to a 10.6% sales increase at our comparable Pollo Tropical restaurants that resulted from an increase in customer traffic, and to a much lesser extent the addition of five restaurants since the beginning of 2003. There were no significant menu price increases affecting 2004 results of our Pollo Tropical restaurants.

Burger King restaurant sales were $369.8 million in 2004, and excluding the effect of the extra week in 2004 of $6.9 million, increased $9.6 million due primarily to an increase in comparable restaurant sales of 2.9% from increases in the average sales transaction at our Burger King restaurants and from sales of new premium sandwiches introduced in 2004. These increases were partially offset by reduced customer traffic, most notably in the first quarter of 2004. Our Burger King restaurants had menu price increases of approximately 1.5% in August 2004.

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

Interest Expense. Interest expense decreased $2.0 million to $35.4 million in 2004 from $37.3 million in 2003 due primarily to lower average outstanding debt balances in 2004, offset slightly by higher effective interest rates on our floating rate debt. The average effective interest rate on all debt, excluding lease financing obligations, increased to 7.8% in 2004 from 7.2% in 2003. This increase was primarily from our senior subordinated notes comprising a greater percentage of our total outstanding debt, as a result of our principal prepayments on borrowings under our prior senior credit facility.

Provision (Benefit) for Income Taxes. The effective income tax rate for 2004 was 45.4%. This rate is higher than the Federal statutory tax rate of 34% due primarily to state franchise taxes.

Net Income (Loss). As a result of the foregoing, we incurred a net loss of $8.1 million in 2004 compared to net income of $1.3 million in 2003.

Application of Critical Accounting Policies

Our consolidated financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America. Preparing consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. These estimates and assumptions are affected by the application of our accounting policies. Our significant accounting policies are described in the “Significant Accounting Policies” footnote in the notes to our consolidated financial statements. Critical accounting estimates are those that require application of management’s most difficult, subjective or complex judgments, often as a result of matters that are inherently uncertain and may change in subsequent periods.

Sales recognition at company-operated restaurants is straightforward as customers pay for products at the time of sale and inventory turns over very quickly. Payments to vendors for products sold in the restaurants are generally settled within 30 days. The earnings reporting process is covered by our system of internal controls, and generally does not require significant management estimates and judgments. However, critical accounting estimates and judgments, as noted below, are inherent in the assessment and recording of accrued occupancy costs, insurance liabilities, legal obligations, income taxes, the evaluation of goodwill and intangible assets for impairment and assessing impairment of long-lived assets and Burger King franchise rights and lease accounting. While we apply our judgment based on assumptions believed to be reasonable under the circumstances, actual results could vary from these assumptions. It is possible that materially different amounts would be reported using different assumptions.

Accrued occupancy costs. We make estimates of accrued occupancy costs pertaining to closed restaurant locations on an ongoing basis. These estimates require assessment and continuous evaluation of a number of factors such as the remaining contractual period under our lease obligations, the amount of sublease income we are able to realize on a particular property and estimates of other costs such as property taxes. Differences between actual future events and prior estimates could result in adjustments to these accrued costs. At December 31, 2005, we had three non-operating restaurant properties.

Insurance liabilities. We are self-insured for most workers’ compensation, general liability and medical insurance claims. At December 31, 2005, we had $8.2 million accrued for these insurance claims. We record insurance liabilities based on historical and industry trends, which are continually monitored, and adjust accruals as warranted by changing circumstances. Since there are many estimates and assumptions involved in recording these insurance liabilities, including the ability to estimate the future development of incurred claims based on historical trends, differences between actual future events and prior estimates and assumptions could result in adjustments to these liabilities.

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

Evaluation of Goodwill and Intangible Assets. We must evaluate our recorded indefinite-lived intangible assets for impairment under Statement of Financial Accounting Standards (SFAS) 142 “Goodwill and Other Intangible Assets” on an ongoing basis. We have elected to conduct our annual impairment review of goodwill and other indefinite-lived intangible assets at December 31. Our reviews at December 31, 2005 and 2004 indicated there had been no impairment as of those dates. This annual evaluation of goodwill requires us to make estimates and assumptions to determine the fair value of our reporting units including projections regarding future operating results of each restaurant over its remaining lease term and market values. These estimates may differ from actual future events and if these estimates or related projections change in the future, we may be required to record impairment charges for these assets. Goodwill included in our consolidated balance sheet was $124.9 million at December 31, 2005.

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

We also must evaluate under SFAS No. 98, “Accounting for Leases” (“SFAS 98”), sales of our restaurants which occur in sale-leaseback transactions to determine the proper accounting for the proceeds of such sales either as a sale or a financing. This evaluation requires certain judgments in determining whether or not clauses in the lease or any related agreements constitute continuing involvement under SFAS 98. These judgments must also consider the various interpretations of SFAS 98 since its issuance in 1989. For those sale-leasebacks that are accounted for as financing transactions, we must estimate our incremental borrowing rate, or an alternative rate in cases where the incremental borrowing rate is not appropriate to utilize, for purposes of determining interest expense and the resulting amortization of the lease financing obligation. Changes in the determination of the incremental borrowing rates or other rates utilized in connection with the accounting for lease financing transactions could have a significant effect on the interest expense and underlying balance of the lease financing obligations.

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

Contractual Obligations

The following table summarizes our contractual obligations and commitments as of December 31, 2005 (in thousands):

	Payments due by period
Contractual Obligations	Total	Less than 1 Year	1 – 3 Years	3 – 5 Years	More than 5 Years
Long-term debt obligations, including interest (1)	$580,173	$33,168	$65,875	$260,630	$220,500
Capital lease obligations, including interest (2)	3,280	559	644	357	1,720
Operating lease obligations (3)	357,869	33,992	60,900	53,182	209,795
Lease financing obligations, including interest (4)	254,971	10,723	22,055	22,727	199,466

Total contractual obligations	$1,196,293	$78,442	$149,474	$336,896	$631,481

(1)

Our long-term debt obligations include $180 million of notes and $211.8 million of borrowings outstanding under the term loan B facility of our new senior credit facility. Interest payments on our notes of $121,500 for all years presented are included at the coupon rate of 9%. Interest payments included above totaling $66,873 for all years presented on our term loan B facility are variable in nature and have been calculated using an interest rate of 7.0% for each year (See Item 7A. Quantitative and Qualitative Disclosures about Market Risks—Interest Rate Risk).

(2)	Includes interest of $1,384 in total for all years presented.
(3)	Represents aggregate minimum lease payments. Many of our leases also require contingent rent in addition to the minimum base rent based on a percentage of sales and require expenses incidental to the use of the property which have been excluded from this table.
(4)	Includes interest of $144,073 in total for all years presented.

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

Inflation

The inflationary factors that have historically affected our results of operations include increases in food and paper costs, labor and other operating expenses, and most recently, energy costs. Wages paid in our restaurants are impacted by changes in the Federal and state hourly minimum wage rates. Accordingly, changes in the Federal and state hourly minimum wage rates directly affect our labor costs. The restaurant industry and we typically attempt to offset the effect of inflation, at least in part, through periodic menu price increases and various cost reduction programs. However, no assurance can be given that we will be able to offset such inflationary cost increases in the future.

Effects of New Recent Accounting Developments

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard No. 123 (revised 2004), “Share-Based Payment” (SFAS 123R) which replaces SFAS No. 123 (SFAS 123), “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25 (APB 25), “Accounting for Stock Issued to Employees.” SFAS 123R requires the measurement of all employee share-based payments, including grants of employee stock options, using a fair-value-based method and the recording of such expense in the consolidated statements of operations. The pro forma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition. In March 2005, the SEC issued Staff Accounting Bulletin (“SAB”) No. 107 “Share-Based Payment.” SAB 107 expresses views of the SEC staff regarding the interaction between SFAS 123R and certain SEC rules and regulations and provides the staff’s views regarding the valuation of share-based payment arrangements. SFAS 123R is effective for awards that are granted, modified, or settled in cash for the first annual reporting period beginning after June 15, 2005. We plan to adopt the provision of SFAS 123 using the modified prospective method of adoption. However, as all shares of stock issued in the stock award were fully vested and we will not have any stock options outstanding at

December 31, 2005, we will not record any stock-based compensation expense related to the adoption of SFAS 123R on January 1, 2006. Compensation cost for any new unvested share-based awards granted after December 31, 2005 will be recorded upon issuance at their fair value over their service period.

In March 2005, the FASB issued FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations,” (“FIN 47”). FIN 47 clarifies that the term “conditional” as used in SFAS No. 143, “Accounting for Asset Retirement Obligations,” which refers to a legal obligation to perform an asset retirement activity even if the timing and/or settlement are conditional on a future event that may or may not be within the control of an entity. Accordingly, the entity must record a liability for the conditional asset retirement obligation if the fair value of the obligation can be reasonably estimated. FIN 47 became effective for us in the fourth quarter of 2005. Based on our analysis and evaluation, the adoption of FIN 47 had no effect on our consolidated financial statements.

In October 2005, the FASB issued Staff Position FAS 13-1, “Accounting for Rental Costs Incurred during a Construction Period,” which requires rental costs associated with ground or building operating leases that are incurred during a construction period to be recognized as rental expense. This Staff Position is effective for reporting periods beginning after December 15, 2005, and retrospective application is permitted but not required. We have not historically capitalized rent incurred during the construction period. Accordingly, Staff Position FAS 13-1 is not expected to have any impact on our consolidated financial statements.

In March 2006, the Emerging Issues Task Force (“EITF”) issued EITF Issue 06-3, “How Sales Taxes Collected From Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement.” This Issue discussed how entities are to adopt a policy of presenting sales taxes in the income statement on either a gross or net basis. If taxes are significant, an entity should disclose its policy of presenting taxes and the amounts of taxes. The guidance is effective for periods beginning after December 15, 2006. We present our restaurant sales net of sales taxes and therefore Issue 06-3 will not impact the method for recording these sales taxes in our consolidated financial statements.

ITEM 7A. QUANTITATIVE	AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

Interest Rate Risk

We are exposed to market risk associated with fluctuations in interest rates, primarily limited to our senior credit facility. There were no borrowings outstanding under the revolving credit facility at December 31, 2005 and $211.8 million of borrowings outstanding under the term loan B facility. Revolving loans under our senior credit facility bear interest at a per annum rate, at our option of either:

1)	the sum of (a) the greater of (i) the prime rate or (ii) the federal funds rate plus .50%, plus (b) a margin ranging from .50% to 1.50% based on the Company’s total leverage ratio (as defined in the senior credit facility); or

2)	LIBOR plus a margin ranging from 2.0% to 3.0% based on the Company’s total leverage ratio.

Borrowings under the term loan B facility bear interest at a per annum rate, at the Company’s option, of either:

1)	the sum of (a) the greater of (i) the prime rate or (ii) the federal funds rate plus .50%, plus (b) a margin ranging from .75% to 1.0% based on the Company’s total leverage ratio; or

2)	LIBOR plus a margin ranging from 2.25% to 2.50% based on the Company’s total leverage ratio.

A 1% change in interest rates would have resulted in an increase or decrease in interest expense of approximately $2.4 million for the year ended December 31, 2005.

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

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Index to Financial Statements attached hereto is set forth in Item 15.

I TEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES

Restatement. As discussed in Note 2 to Amendment No. 1 to our 2004 Annual Report on Form 10-K/A we restated our consolidated financial statements for the 2004, 2003 and 2002 fiscal years. Refer to Note 2 to the consolidated financial statements included in the 2004 10-K/A for a complete discussion of the restatement.

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

We have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report, with the participation of the Chief Executive Officer and Chief Financial Officer, as well as other key members of our management. In the evaluation, we considered the restatement of our financial statements as discussed in the 2004 10-K/A. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were ineffective as of January 1, 2006.

Material Weaknesses in Internal Control Over Financial Reporting A material weakness is a control deficiency (within the meaning of PCAOB Auditing Standard No. 2), or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Management identified the following material weaknesses in its internal control over financial reporting as of January 1, 2006:

Personnel

In conjunction with filing the 2004 Form 10-K/A, which included the restatements discussed in Note 2 to the consolidated financial statements of that filing, management concluded that the Company did not have sufficient personnel with the appropriate knowledge and expertise to identify and resolve certain complex accounting and tax matters. In addition, the Company did not perform the appropriate level of review commensurate with the Company’s financial reporting requirements to ensure the consistent execution of its responsibility in the areas of monitoring of controls, the application of U.S. generally accepted accounting policies and disclosures to support its accounting, tax and reporting functions. This material weakness contributed to certain of the material weaknesses discussed below.

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

The control deficiencies described above resulted in the restatement of the Company’s consolidated financial statements for 2004, 2003 and 2002, and the unaudited quarterly financial information for 2004 and 2003, as well as audit adjustments to the 2004 consolidated financial statements. Additionally, each of these control deficiencies could result in the material misstatement of the aforementioned accounts that would result in material misstatements to annual or interim financial statements that would not be prevented or detected. Accordingly, management has determined at January 1, 2006 that each of these control deficiencies constituted material weaknesses.

Changes in Internal Control over Financial Reporting No change occurred in our internal control over financial reporting during the fourth quarter of 2005 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Remediation of Material Weaknesses. Through the date of the filing of this Form 10-K, we have remediated the following material weaknesses: item (c) under Controls over Applying the Lease Financing Method, SFAS No. 98 and Lease Accounting Policies; item (a) under Controls Related to Acquired Intangibles and Deferred Taxes in Conjunction with Acquisitions; item (a) under Controls Over Certain Financial Statement Disclosures; and Controls Over Stock Option Accounting, as described above and have taken the following steps to improve our internal controls.

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

In addition, we plan to take the following steps to remediate the material weaknesses at January 1, 2006 identified as a result of our evaluation:

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

(d)	hire additional accounting personnel with the appropriate expertise.
ITEM 9B.	OTHER INFORMATION

None

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth information about our current directors, executive officers and other named officers.

Name	Age	Position
Alan Vituli	64	Chairman of the Board and Chief Executive Officer
Daniel T. Accordino	55	President, Chief Operating Officer and Director
Paul R. Flanders	49	Vice President, Chief Financial Officer, and Treasurer
Joseph A. Zirkman	46	Vice President, General Counsel and Secretary
Timothy J. LaLonde	49	Vice President, Controller
Michael A. Biviano	49	Executive Vice President—Taco Cabana
James E. Tunnessen	51	Executive Vice President—Pollo Tropical
Lewis S. Shaye	51	Chief Concept Officer
Benjamin D. Chereskin†	47	Director
Brian F. Gleason*†	39	Director
Robin P. Selati*	40	Director
Olaseni Adeyemi Sonuga	51	Director
Clayton E. Wilhite*†	51	Director

*	Current member of audit committee
†	Current member of compensation committee

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

Paul R. Flanders has been Vice President, Chief Financial Officer, and Treasurer since April 1997. Before joining us, he was Vice President—Corporate Controller of Fay’s Incorporated, a retailing chain, from 1989 to 1997, and Vice President—Corporate Controller for Computer Consoles, Inc., a computer systems manufacturer, from 1982 to 1989. Mr. Flanders was also associated with the accounting firm of Touche Ross & Co. from 1977 to 1982.

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

Michael A. Biviano has been Executive Vice President of Taco Cabana since January 2002. Prior to that, he was Vice President—Regional Director of Operations for our Burger King restaurants since 1989, having served as a district supervisor since 1983. Mr. Biviano has been an employee of ours since 1973.

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

Benjamin D. Chereskin has served as a Director since March 1997. Mr. Chereskin is a Managing Director of Madison Dearborn Partners, LLC (“Madison Dearborn”), a private equity firm, and co-founded the firm in 1993. Before that, Mr. Chereskin was with First Chicago Venture Capital for nine years. Mr. Chereskin also serves on the board of directors of Tuesday Morning Corporation and Cinemark, Inc.

Brian F. Gleason has served as a Director since October 2003. Mr. Gleason is a Managing Director and Executive Vice President of Phoenix Management Services, Inc., a national corporate revitalization advisory firm. Mr. Gleason has been affiliated with Phoenix Management Services since 1996 and serves on its board of directors. Prior to that, Mr. Gleason worked in Corporate Finance for Reliance Insurance Company since 1991. Mr. Gleason also serves on the board of directors of Thompson Products, Inc; and International Intimates, Inc. Mr. Gleason is serving on the Board of Directors as a designee of BIB Holdings. See “Certain Relationships and Related Transactions.”

Robin P. Selati has served as a Director since March 1997. Mr. Selati is a Managing Director of Madison Dearborn and joined the firm in 1993. Before 1993, Mr. Selati was associated with Alex Brown & Sons Incorporated in the consumer/retail investment banking group. Mr. Selati also serves on the board of directors of Tuesday Morning Corporation; Cinemark, Inc.; Ruth’s Chris Steak House, Inc.; and Pierre Foods, Inc.

Olaseni Adeyemi Sonuga has served as a Director since March 2004. Mr. Sonuga is the General Manager of Bahrain International Bank E.C., a Bahraini publicly quoted international investment bank that he joined in 2002 as Chief Financial Officer. The stockholders and creditors of Bahrain International Bank entered into an agreement in May of 2004, the Asset Realization Protocol, under which the Bank has been given time to liquidate its assets to meet its liabilities. Between 1999 and 2002, Mr. Sonuga served as Advisor to the Chairman of Oman Aviation Services Company SAOG, an Omani listed company that owns Oman Air and also provides airport services at all Omani airports. Prior to this, he was a Vice President at Taib Bank since 1997, a Bahraini listed company. In the period 1992 to 1997, he was the Business Services Manager of the National Drilling Company of Abu Dhabi, UAE. He began his career as a Chartered Accountant in the UK in 1979 when he joined the London office of Touche Ross. Mr. Sonuga is a Director on the board of several companies both in the USA and internationally, including Thompson Products, Inc., International Intimates, Inc. and Springfield Service Corp in the USA, BIB Holdings (Bermuda) Ltd., Crown Dilmun Holdings (CI) Ltd. and Ascot Dilmun Holdings, Ltd, internationally.

Clayton E. Wilhite has served as a Director since July 1997. Since January 1998, Mr. Wilhite has been with CFI Group Worldwide LLC, and has been Managing Partner of its North American Group from May 1998 to December 2004 and Managing Partner of CFI Worldwide LLC since January 2005. Mr. Wilhite has served since September 1998 on the board of directors of CFI Group Worldwide LLC, an international management consulting firm specializing in measuring customer satisfaction. Between 1996 and 1998, he was the Chairman of Thurloe Holdings, L.L.C. From August 1996 through our acquisition of Pollo Tropical, Mr. Wilhite served on the board of directors of Pollo Tropical, Inc. Before 1996, Mr. Wilhite was with the advertising firm of D’Arcy Masius Benton & Bowles, Inc. having served as its Vice Chairman from 1995 to 1996, as President of DMB&B/North America from 1988 to 1995, and as Chairman and Managing Director of DMB&B/St. Louis from 1985 to 1988.

All directors hold office until the next annual meeting of stockholders or until their successors have been elected and qualified. Our executive officers are chosen by the Board and serve at its discretion. All of our directors also serve as directors of Carrols Holdings.

Audit Committee Financial Expert

Our audit committee is comprised of Robin P. Selati, Clayton E. Wilhite and Brian F. Gleason. The Board of Directors has determined that we have at least one audit committee financial expert, Robin P. Selati, who serves as Chairman of the audit committee. Mr. Selati is serving on the Board of Directors as a designee of Madison Dearborn Capital Partners, L.P. and Madison Dearborn Capital Partners II, L.P., principal stockholders of Carrols Holdings, in accordance with Carrols Holdings’ stockholders agreement. Consequently Mr. Selati is not deemed to be an “independent” director as such term is used in the federal securities laws. Because our securities are not listed on any national securities exchange or Nasdaq, we are not required to have independent members of our Board of Directors or any committee thereof, including our audit committee.

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

The following tables set forth certain information for the fiscal years ended December 31, 2005, 2004 and 2003 for our Chief Executive Officer and our next five most highly compensated executive officers who served as executive officers of the Company during the year ended December 31, 2005 and whose annual compensation exceeded $100,000. Stock awards and option data refers to the common stock and options of Carrols Holdings.

SUMMARY COMPENSATION TABLE

	Annual Compensation			Long-Term Compensation		Other Compensation(4)
Name and Principal Position	Year	Salary	Bonus(1)	Stock Award($)(2)	Securities Underlying Options (#)(3)

Alan Vituli Chairman of the Board and Chief Executive Officer	2005 2004 2003	$600,000 561,000 550,008	$379,367 9,251,531 —	6,880,313 — —	— — —	$	— — 17,000

Daniel T. Accordino President, Chief Operating Officer and Director	2005 2004 2003	$460,008 428,400 420,000	$290,853 4,837,852 —	3,536,804 — —	— — —	$	— — 7,125

Michael A. Biviano Executive Vice President, Taco Cabana	2005 2004 2003	$259,708 244,800 234,231	$172,701 716,933 —	391,079 — —	— 783 1,044	$	— — —

Lewis S. Shaye Vice President, Chief Concept Officer	2005 2004 2003	$281,923 — —	$120,390 — —	123,000 — —	— — —	$	— — —

Paul R. Flanders Vice President, Chief Financial Officer and Treasurer	2005 2004 2003	$223,008 214,200 210,000	$94,171 698,011 —	401,288 — —	— 500 500	$	— — —

Joseph A. Zirkman Vice President, General Counsel and Secretary	2005 2004 2003	$223,008 214,200 210,000	$94,171 656,586 —	368,385 — —	— 500 500	$	— — —

(1)	We provide bonus compensation to our executive officers based on an individual’s achievement of certain specified objectives and our achievement of specified increases in stockholder value. In January 2005, we also made a compensatory bonus distribution of approximately $20.3 million to employee option holders (including our executive officers and a director), in conjunction with the December 2004 refinancing on a pro rata basis in proportion to the number of shares of common stock issuable upon exercise of options owned by such persons. Bonuses earned in 2004 (and paid in 2005) by Mr. Vituli, Mr. Accordino, Mr. Biviano, Mr. Flanders and Mr. Zirkman, included $8,662,481, $4,452,922, $492,377, $505,231 and $463,806, respectively, for amounts earned in conjunction with this special bonus distribution.
(2)	Represents the estimated value of shares of Carrols Holdings common stock issued to the named individuals. On May 3, 2005, Carrols Holdings issued 260,600 shares of its common stock in exchange for the cancellation and termination of an identical number of outstanding options to purchase shares of Holdings stock, and at the same time issued an additional 5,440 shares of stock in separate awards. The number of shares awarded to Mr. Vituli, Mr. Accordino, Mr. Biviano, Mr. Shaye, Mr. Flanders and Mr. Zirkman, were 111,875, 57,509, 6,359, 2,000, 6,525 and 5,990, respectively. With the exception of Mr. Shaye, each of the named officers had an identical number of stock options cancelled in exchange for the award of stock. The fair market value of a share of our common stock on the date of these awards was estimated to be $61.50. See “Description of Plans – 2005 Stock Awards”.
(3)	Reflects stock option grants for shares of Carrols Holdings common stock in 2003 and 2004. These awards were cancelled in 2005 pursuant to (2) above.
(4)	Represents the premiums paid by us prior to July 2003 for split-dollar life insurance policies whereby Mr. Vituli and Mr. Accordino have designated beneficiaries.

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

Board of Directors

Directors’ Compensation. Directors who are our employees do not receive any additional compensation for serving as directors. Directors who are not our employees receive a fee of $15,000 per annum, and Mr. Wilhite also receives an additional fee of $500 for each special board or committee meeting attended by him. All directors are reimbursed for all reasonable expenses they incur while acting as directors, including as members of any committee of the Board of Directors. In addition, in January 2005, Mr. Wilhite received a cash payment of $309,720 as part of the $20.3 million distribution made to employees and Mr. Wilhite in conjunction with the December 2004 refinancing. Such payment was made on a pro rata basis in proportion to the number of shares of common stock issuable upon exercise of the options he owned. See “Item 1. Business – December 2004 Refinancing”.

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

Agreements with Named Executive Officers

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

Description of Plans

Employee Retirement Plan. We offer salaried employees the option to participate in the Carrols Corporation Retirement Savings Plan (“the Retirement Plan”). Under the Retirement Plan, our contributions begin to vest after one year and fully vest after five years of service. A year of service is defined as a plan year during which an employee completes at least 1,000 hours of service. We may elect to contribute on an annual basis to the Retirement Plan. Our contributions are equal to 50% of the employee’s contribution to a maximum contribution of $520 annually for any plan year that we participate in an employee match. The Retirement Plan includes a pre-tax savings option pursuant to section 401(k) of the Internal Revenue Code in addition to a post-tax savings option. Participating employees may contribute up to 18% of their salary annually to either of the savings options, subject to other limitations. The employees have various investment options available under a trust established by the Retirement Plan. The employee’s contributions may be withdrawn at any time, subject to restrictions on future contributions. Our matching contributions may be withdrawn by the employee under certain conditions of financial necessity or hardship as defined in the Retirement Plan. Our contributions to the Retirement totaled $403,000 and $432,000 for the years ended December 31, 2005 and 2003, respectively. For the 2004 plan year, we did not make any matching contributions.

Deferred Compensation Plan. We have a Deferred Compensation Plan which permits employees not eligible to participate in the Carrols Corporation Retirement Savings Plan because they have been excluded as “highly compensated” employees (as so defined in the Retirement Plan), to voluntarily defer portions of their base salary and annual bonus. All amounts deferred by the participants earn interest at 8% per annum. There is no Company matching on any portion of the funds.

Bonus Plans. We have cash bonus plans designed to promote and reward excellent performance by providing employees with incentive compensation. Key senior management executives of each operating division can be eligible for bonuses equal to varying percentages of their respective annual salaries determined by our performance as well as the division’s performance.

Long-Term Incentive Plans. Carrols Holdings historically maintained several long-term incentive plans. As indicated above (See “2005 Stock Awards”) all outstanding stock options were cancelled and terminated effective May 3, 2005 in exchange for the issuance of an identical number of shares of common stock. At the same time, all stock option plans were terminated. The terminated plans included: (i) the Carrols Holdings Corporation 1996 Long-Term Incentive Plan; (ii)the Carrols Holdings Corporation 1998 Directors’ Stock Option Plan; (iii) the Carrols Holdings Corporation 1998 Pollo Tropical Long-Term Incentive Plan; and, (iv) the Carrols Holdings Corporation 2001 Taco Cabana Long-Term Incentive Plan.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth the number and percentage of shares of voting common stock of Carrols and of Carrols Holdings beneficially owned, as of May 31, 2006, by (i) each person who is known by us to own beneficially more than 5% of our common stock; (ii) each member of our current board of directors; (iii) each of our named executive officers; and (iv) all members of our board of directors and our executive officers as a group.

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

	Shares Beneficially Owned
	Number	Percentage
Stockholder of Carrols Corporation:
Carrols Holdings Corporation	10	100%
Stockholders of Carrols Holdings Corporation: (1)(2)
BIB Holdings (Bermuda) Ltd. (3)	566,667	40.2%
Madison Dearborn (4)	566,667	40.2%
Alan Vituli (5)	121,702	8.7%
Daniel T. Accordino	58,369	4.1%
Paul R. Flanders	6,525	*
Joseph A. Zirkman	6,113	*
Timothy J. LaLonde	2,022	*
Michael A. Biviano	6,359	*
James E. Tunnessen	4,544	*
Lewis S. Shaye	2,000	*
Benjamin D. Chereskin (6)	566,667	40.2%
Brian F. Gleason	—	—
Robin P. Selati (6)	566,667	40.2%
Olaseni Adeyemi Sonuga	—	—
Clayton E. Wilhite	4,000	*
Directors and executive officers as a group (13 persons)	211,634	15.0%

*	Less than 1%
(1)	The percentage of outstanding shares is based on 1,407,424 shares of common stock outstanding as of May 31, 2006. The number of shares of common stock shown in the table includes shares that were issued on May 3, 2005 to executive officers and a director in exchange for the cancellation and termination of all of their existing stock options. The number of shares issued to each person was identical to the number of stock options held (except for Mr. Shaye who held no options) and were as follows: 111,875 shares for Mr. Vituli; 57,509 shares for Mr. Accordino; 6,525 shares for Mr. Flanders; 5,990 shares for Mr. Zirkman; 2,022 shares for Mr. LaLonde; 6,359 shares for Mr. Biviano; 4,544 shares for Mr. Tunnessen; 2,000 shares for Mr. Shaye and 4,000 shares for Mr. Wilhite. See “Executive Compensation – 2005 Stock Awards”.
(2)	The address of BIB Holdings (Bermuda) Ltd is c/o Dilmun Investments, Inc., 84 West Park Place, Stamford, CT 06901. The address of Madison Dearborn, each of the Madison Dearborn entities, Mr. Chereskin and Mr. Selati is Three First National Plaza, Suite 3800, Chicago, IL 60602. The address of the other directors and executive officers listed is c/o Carrols Corporation, 968 James Street, Syracuse, NY 13203.

(3)	These 566,667 shares of common stock were previously owned by Atlantic Restaurants, Inc., which was formed to effect the acquisition of Carrols in 1996. Atlantic Restaurants, which was a wholly-owned subsidiary of BIB Holdings, was merged into BIB Holdings on February 10, 1999. BIB Holdings is a wholly-owned subsidiary of Bahrain International Bank. The stockholders and creditors of Bahrain International Bank agreed in May 2004 to an asset realization protocol under which Bahrain International Bank’s assets will be liquidated.
(4)	Consists of 283,333 shares held by Madison Dearborn Capital Partners, L.P. (“MDCP”) and 283,334 shares held by Madison Dearborn Capital Partners II, L. P. (“MDCPII”). The shares held by MDCP and MDCPII may be deemed to be beneficially owned by entities affiliated with Madison Dearborn, including Madison Dearborn Partners, L.P. (“MDP”), the general partner of MDCP, Madison Dearborn Partners II, L.P. (“MDPII”), the general partner of MDCPII, and Madison Dearborn Partners, Inc., the general partner of MDP and MDPII.
(5)	All shares are held by the Vituli Family Trust and deemed to be beneficially owned by Mr. Vituli.
(6)	All of such shares are held by affiliates of Madison Dearborn as reported in footnote (4) above. Mr. Chereskin and Mr. Selati are each Managing Directors of Madison Dearborn, and therefore they each may be deemed to share voting and investment power over the shares owned by these entities, and therefore to beneficially own such shares. Both Mr. Chereskin and Mr. Selati disclaim beneficial ownership of all such shares.

Equity Compensation Plan Information

All outstanding stock option awards were cancelled and terminated effective May 3, 2005 in exchange for the issuance of an identical number of shares of common stock. See “2005 Stock Awards”. At the same time, all stock option plans were terminated. The terminated plans included: (i) the Carrols Holdings Corporation 1996 Long-Term Incentive Plan; (ii)the Carrols Holdings Corporation 1998 Directors’ Stock Option Plan; (iii) the Carrols Holdings Corporation 1998 Pollo Tropical Long-Term Incentive Plan; and, (iv) the Carrols Holdings Corporation 2001 Taco Cabana Long-Term Incentive Plan. We have 3,560 shares of Holdings’ common stock reserved for future issuance.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Stockholders Agreement. On March 27, 1997, in connection with the investment by MDCP and MDCPII, all holders of Carrols Holdings’ common stock entered into a Stockholders Agreement. In general, the agreement (as amended in October 2003) provides that all holders of Carrols Holdings’ common stock will vote their common stock in order to cause the following individuals to be elected to the Board of Directors of Carrols Holdings and each of its subsidiaries (including us):

(a)	three representatives designated collectively by MDCP and MDCPII, provided that the third designee shall not be entitled to remain on the Board of Directors unless BIB Holdings has three designees serving on the Board of Directors at such time (so long as BIB Holdings is entitled to three Board designees at such time) subject to adjustment if the percentage holdings of MDCP and MDCPII collectively, decreases below a certain threshold;

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

In addition, the agreement provides for certain limitations on the ability of holders of Carrols Holdings’ common stock to sell, transfer, assign, pledge or otherwise dispose of their common stock. The agreement contains covenants requiring us to obtain the prior consent of MDCP, MDCPII and, in certain circumstances, BIB Holdings before taking certain actions including the redemption, purchase or other acquisition of Carrols Holdings’ capital stock, changing the capital budget approved by Carrols Holdings’ Board of Directors for that year or the entry into the ownership, active management or operation of any business other than Burger King franchise restaurants.

Registration Rights Agreement. On March 27, 1997, in connection with the investment by MDCP and MDCPII, those entities, BIB Holdings, Alan Vituli, Daniel T. Accordino and Joseph A. Zirkman entered into a registration agreement with Carrols Holdings. The registration agreement provides for demand and piggyback registration rights with respect to Carrols Holdings’ common stock. MDCP, MDCPII or BIB Holdings may demand registration under the Securities Act of all or any portion of their shares of Carrols Holdings’ common stock or options for shares of Carrols Holdings’ common stock (the “Registrable Securities”), provided that:

(1)	in the case of the first demand registration, MDCP, MDCPII and BIB Holdings must consent to a demand registration unless Carrols Holdings has completed a registered public offering of the Carrols Holdings’ common stock; and

(2)	all demand registrations on Form S-1 must be underwritten.

MDCP and MDCPII, collectively, and BIB Holdings are each entitled to request:

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

On September 27, 2005, the Company engaged Deloitte & Touche LLP as its Independent Registered Public Accounting Firm. In the discussions that follow, figures related to the 2005 fiscal year reflect the billings of Deloitte & Touche LLP and the figures related to the 2004 fiscal year reflect billings of PricewaterhouseCoopers LLP.

The following table summarizes the aggregate fees billed to us by our principal independent registered public accounting firms, Deloitte & Touche LLP in 2005 and PricewaterhouseCoopers LLP in 2004:

	Year Ended December 31,
	2004	2005
	(In thousands)
Audit Fees (a)	$2,000	$950
Audit-Related Fees (b)	507	—

Total Audit and Audit Related Fees	2,507	$950
Tax Fees (c)	114	65
All Other Fees (d)	—	—

Total	$2,621	$1,015

(a)	Audit fees include services related to the audit of the Company’s annual consolidated financial statements and review of the interim quarterly consolidated financial statements.
(b)	Audit-related fees for 2004 were substantially in connection with our refinancing transactions during 2004 and $5,000 for employee benefit plan audits.
(c)	Fees for tax services billed in 2004 and 2005 consisted of $10,000 and $20,000 for tax compliance, respectively, and $104,000 and 45,000 respectively, for tax planning and advice, which included an earnings and profits study in 2004.

	Year Ended December 31
	2004	2005
Percentage of Tax Planning and Advice Fees and All Other Fees to Audit Fees, Audit-Related Fees and Tax Compliance Fees	4.1%	4.6%

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

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) (1) Financial Statements

(a) (2) Financial Statement Schedules

Schedule	Description	Page
II	Valuation and Qualifying Accounts	F-38

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

(a) (3) Exhibits

EXHIBIT INDEX

Exhibit Number	Description
3.1	Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.(3)(a) to Carrols Corporation’s 1987 Annual Report on Form 10-K)

3.2	Restated By-laws (incorporated by reference to Exhibit 3.(3)(b) to Carrols Corporation’s 1986 Annual Report on Form 10-K)

3.3	Certificate of Amendment to the Restated Certificate of Incorporation of Carrols Holdings Corporation (incorporated by reference to Exhibit 3.3 to Carrols Corporation’s September 30, 2001 Quarterly Report on Form 10-Q)

3.4	Certificate of Amendment to the Restated Certificate of Incorporation of Carrols Holdings Corporation (incorporated by reference to Exhibit 3.1 to Carrols Corporation’s Form 8-K filed on November 1, 2004)

3.5	Certificate of Amendment to the Restated Certificate of Incorporation of Carrols Holdings Corporation (incorporated by reference to Exhibit 3.2 to Carrols Corporation’s Form 8-K filed on November 1, 2004)

4.1	Form of Stockholders Agreement by and among Carrols Holdings Corporation, Madison Dearborn Capital Partners, L.P., Madison Dearborn Capital Partners II, L.P., Atlantic Restaurants, Inc., Alan Vituli, Daniel T. Accordino and Joseph A. Zirkman (incorporated by reference to Exhibit 10.23 to Carrols Corporation’s 1996 Annual Report on Form 10-K)

Exhibit Number	Description
4.2	First Amendment, dated as of October 14, 2003, to Carrols Holdings Corporation Stockholders Agreement (incorporated by reference to Exhibit 4.6 to Carrols Corporation’s 2004 Annual Report on Form 10-K)

4.3	Form of Registration Agreement by and among Carrols Holdings Corporation, Atlantic Restaurants, Inc., Madison Dearborn Capital Partners, L.P., Madison Dearborn Capital Partners II, L.P., Alan Vituli, Daniel T. Accordino and Joseph A. Zirkman (incorporated by reference to Exhibit 10.24 to Carrols Corporation’s 1996 Annual Report on Form 10-K)

4.4	Registration Rights Agreement dated as of December 15, 2004, by and among Carrols Corporations, the Guarantors named therein, J.P. Morgan Securities Inc., Banc of America Securities LLC, Lehman Brothers Inc., Wachovia Capital Markets, LLC and SunTrust Capital Markets, Inc. (incorporated by reference to Exhibit 10.1 to Carrols Corporation’s Form 8-K filed on December 21, 2004)

10.1	Carrols Corporation 1996 Long Term Incentive Plan (incorporated by reference to Exhibit 10.20 to Carrols Corporation 1996 Annual Report on Form 10-K) (1)

10.2	Stock Option Agreement dated as of December 30, 1996 by and between Carrols Corporation and Alan Vituli (incorporated by reference to Exhibit 10.21 to Carrols Corporation 1996 Annual Report on Form 10-K) (1)

10.3	Stock Option Agreement dated as of December 30, 1996 by and between Carrols Corporation and Daniel T. Accordino (incorporated by reference to Exhibit 10.22 to Carrols Corporation 1996 Annual Report on Form 10-K) (1)

10.4	Form of Second Amended and Restated Employment Agreement dated March 27, 1997 by and between Carrols Corporation and Alan Vituli (incorporated by reference to Exhibit 10.25 to Carrols Corporation’s 1996 Annual Report on Form 10-K) (1)

10.5	Form of Second Amended and Restated Employment Agreement dated March 27, 1997 by and between Carrols Corporation and Daniel T. Accordino (incorporated by reference to Exhibit 10.26 to Carrols Corporation’s 1996 Annual Report on Form 10-K) (1)

10.6	Form of Carrols Holdings Corporation 1996 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.27 to Carrols Corporation’s 1996 Annual Report on Form 10-K) (1)

10.7	Form of Stock Option Agreement by and between Carrols Holdings Corporation and Alan Vituli (incorporated by reference to Exhibit 10.28 to Carrols Corporation’s 1996 Annual Report on Form 10-K) (1)

10.8	Form of Stock Option Agreement by and between Carrols Holdings Corporation and Daniel T. Accordino (incorporated by reference to Exhibit 10.29 to Carrols Corporation’s 1996 Annual Report on Form 10-K) (1)

10.9	Form of Unvested Stock Option Agreement by and between Carrols Holdings Corporation and Alan Vituli (incorporated by reference to Exhibit 10.30 to Carrols Corporation’s 1996 Annual Report on Form 10-K) (1)

10.10	Form of Unvested Stock Option Agreement by and between Carrols Holdings Corporation and Daniel T. Accordino (incorporated by reference to Exhibit 10.31 to Carrols Corporation’s 1996 Annual Report on Form 10-K) (1)

10.11	Form of Unvested Stock Option Agreement by and between Carrols Holdings Corporation and Joseph A. Zirkman (incorporated by reference to Exhibit 10.32 to Carrols Corporation’s 1996 Annual Report on Form 10-K) (1)

Exhibit Number	Description
10.12	Carrols Holdings Corporation 1998 Directors’ Stock Option Plan (incorporated by reference to Exhibit 10.29 to Carrols Corporation Form S-4 filed on February 2, 1999) (1)

10.13	Carrols Holdings Corporation 1998 Pollo Tropical Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to Carrols Corporation’s September 30, 1999 Quarterly Report on Form 10-Q) (1)

10.14	Carrols Corporation Retirement Savings Plan dated April 1, 1999 (incorporated by reference to Exhibit 10.29 to Carrols Corporation’s 1999 Annual Report on Form 10-K) (1)

10.15	Carrols Holdings Corporation 2001 Taco Cabana Long-Term Incentive Plan (incorporated by reference to Exhibit 10.25 to Carrols Corporation’s 2002 Annual Report on Form 10-K) (1)

10.16	Carrols Corporation and Subsidiaries Deferred Compensation Plan dated January 1, 2002 (incorporated by reference to Exhibit 10.26 to Carrols Corporation’s March 31, 2002 Quarterly Report on Form 10-Q) (1)

10.17	Extension of Employment Agreement dated March 27, 2002 by and between Carrols Corporation and Alan Vituli (incorporated by reference to Exhibit 10.27 to Carrols Corporation’s June 30, 2002 Quarterly Report on Form 10-Q) (1)

10.18	Extension of Employment Agreement dated March 27, 2002 by and between Carrols Corporation and Daniel T. Accordino (incorporated by reference to Exhibit 10.28 to Carrols Corporation’s June 30, 2002 Quarterly Report on Form 10-Q) (1)

10.19	Carrols Corporation Retirement Savings Plan July 1, 2002 Restatement (incorporated by reference to Exhibit 10.29 to Carrols Corporation’s September 29, 2002 Quarterly Report on Form 10-Q) (1)

10.20	Addendum incorporating EGTRRA Compliance Amendment to Carrols Corporation Retirement Savings Plan dated September 12, 2002 (incorporated by reference to Exhibit 10.30 to Carrols Corporation’s September 29, 2002 Quarterly Report on Form 10-Q) (1)

10.21	Carrols Corporation Change of Control Agreement dated December 27, 2002 (incorporated by reference to Exhibit 10.31 to Carrols Corporation’s 2003 Annual Report on Form 10-K) (1)

10.22	Extension of Stock Option Awards dated March 1, 2002 by and between Carrols Holdings Corporation and Alan Vituli (incorporated by reference to Exhibit 10.32 to Carrols Corporation’s 2003 Annual Report on Form 10-K) (1)

10.23	Extension of Stock Option Awards dated March 1, 2002 by and between Carrols Holdings Corporation and Daniel T. Accordino (incorporated by reference to Exhibit 10.33 to Carrols Corporation’s 2003 Annual Report on Form 10-K) (1)

10.24	Extension of Stock Option Awards dated March 1, 2002 by and between Carrols Holdings Corporation and Paul Flanders (incorporated by reference to Exhibit 10.34 to Carrols Corporation’s 2003 Annual Report on Form 10-K) (1)

10.25	Extension of Stock Option Awards dated March 1, 2002 by and between Carrols Holdings Corporation and Joseph Zirkman (incorporated by reference to Exhibit 10.35 to Carrols Corporation’s 2003 Annual Report on Form 10-K) (1)

10.26	Extension of Stock Option Awards dated March 1, 2002 by and between Carrols Holdings Corporation and Timothy LaLonde (incorporated by reference to Exhibit 10.36 to Carrols Corporation’s 2003 Annual Report on Form 10-K) (1)

10.27	Extension of Stock Option Awards dated March 1, 2002 by and between Carrols Holdings Corporation and Michael Biviano (incorporated by reference to Exhibit 10.37 to Carrols Corporation’s 2003 Annual Report on Form 10-K) (1)

Exhibit Number	Description
10.28	First Amendment, dated as of January 1, 2004, to Carrols Corporation Retirement Savings Plan (incorporated by reference to Exhibit 10.35 to Carrols Corporation’s 2004 Annual Report on Form 10-K) (1)

10.29	Carrols Holdings Corporation First Amended and Restated 1998 Pollo Tropical Long-Term Incentive Plan (incorporated by reference to Exhibit 10.37 to Carrols Corporation’s 2004 Annual Report on Form 10-K) (1)

10.30	Extension of Employment Agreement dated November 11, 2004 by and between Carrols Corporation and Alan Vituli (incorporated by reference to exhibit 10.30 to Carrols Corporation’s 2004 Annual Report on Form 10-K) (1)

10.31	Extension of Employment Agreement dated as of May 3, 2005 by and between Carrols Corporation and Alan Vituli (incorporated by reference to exhibit 10.31 to Carrols Corporation’s 2004 Annual Report on Form 10-K) (1)

10.32	Extension of Employment Agreement dated November 11, 2004 by and between Carrols Corporation and Daniel T. Accordino (incorporated by reference to exhibit 10.32 to Carrols Corporation’s 2004 Annual Report on Form 10-K) (1)

10.33	Extension of Employment Agreement dated as of May 3, 2005 by and between Carrols Corporation and Daniel T. Accordino (incorporated by reference to exhibit 10.33 to Carrols Corporation’s 2004 Annual Report on Form 10-K) (1)

10.34	Amendment to Carrols Holdings Corporation 1998 Pollo Tropical Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to Carrols Corporation’s Form 8-K filed on November 1, 2004) (1)

10.35	Amendment to Carrols Holdings Corporation 2001 Taco Cabana Long-Term Incentive Plan (incorporated by reference to Exhibit 10.2 to Carrols Corporation’s Form 8-K filed on November 1, 2004) (1)

10.36	Loan Agreement dated as of December 15, 2004, by and among Carrols Corporation, JPMorgan Chase Bank N.A., Bank of America N.A., Wachovia Bank, National Association, Manufacturers and Traders Trust Company, Suntrust Bank and other lenders now or hereafter partied hereto (incorporated by reference to Exhibit 10.3 to Carrols Corporation’s Form 8-K filed on December 21, 2004)

10.37	Indenture dated as of December 15, 2004, by and among Carrols Corporation and the Bank of New York, as Trustee (incorporated by reference to Exhibit 10.2 to Carrols Corporation’s Form 8-K filed on December 21, 2004)

10.38	Form of Stock Award Agreement of Carrols Holdings Corporation dated as of May 3, 2005 (incorporated by reference to exhibit 10.38 to Carrols Corporation’s 2004 Annual Report on Form 10-K) (1)

10.39	Form of Exchange Agreement dated as of May 3, 2005 by and between Carrols Holdings Corporation and Vituli Family Trust (incorporated by reference to exhibit 10.39 to Carrols Corporation’s 2004 Annual Report on Form 10-K) (1)

10.40	Form of Stock Award Agreement dated as of May 3, 2005 by and between Carrols Holdings Corporation and Daniel T. Accordino (incorporated by reference to exhibit 10.40 to Carrols Corporation’s 2004 Annual Report on Form 10-K) (1)

Exhibit Number	Description
10.41	Form of Stock Award Agreement dated as of May 3, 2005 by and between Carrols Holdings Corporation and Clayton E. Wilhite (incorporated by reference to exhibit 10.41 to Carrols Corporation’s 2004 Annual Report on Form 10-K) (1)

10.42	Form of Stock Award Agreement dated as of May 3, 2005 by and between Carrols Holdings Corporation and Paul Flanders (incorporated by reference to exhibit 10.42 to Carrols Corporation’s 2004 Annual Report on Form 10-K) (1)

10.43	Form of Stock Award Agreement dated as of May 3, 2005 by and between Carrols Holdings Corporation and Joseph Zirkman (incorporated by reference to exhibit 10.43 to Carrols Corporation’s 2004 Annual Report on Form 10-K) (1)

10.44	Form of Stock Award Agreement dated as of May 3, 2005 by and between Carrols Holdings Corporation and Michael Biviano (incorporated by reference to exhibit 10.44 to Carrols Corporation’s 2004 Annual Report on Form 10-K) (1)

21.1	List of Subsidiaries (incorporated by reference to exhibit 21.1 to Carrols Corporation’s 2004 Annual Report on Form 10-K)

31.1	Chief Executive Officer’s Certificate Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (2)

31.2	Chief Financial Officer’s Certificate Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (2)

32.1	Chief Executive Officer’s Certificate Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (2)

32.2	Chief Financial Officer’s Certificate Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (2)

(1)	Management contract or compensatory plan or arrangement identified pursuant to this report.
(2)	Filed herewith.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholder of

Carrols Corporation

Syracuse, New York

We have audited the accompanying consolidated balance sheet of Carrols Corporation and subsidiaries (the “Company”) as of January 1, 2006, and the related consolidated statements of operations, changes in stockholder’s equity (deficit), and cash flows for the year then ended. Our audit also included the 2005 financial statement schedule listed in the Index at Item 15 (a)(2). These financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Carrols Corporation and subsidiaries at January 1, 2006, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such 2005 financial statement schedule, when considered in relation to the basic 2005 consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Deloitte & Touche

Rochester, New York

June 30, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholder

of Carrols Corporation:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1), present fairly, in all material respects, the financial position of Carrols Corporation and its subsidiaries at December 31, 2004 and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2), presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 2 to the consolidated financial statements included in the 2004 Form 10K/A (not separately presented herein), the consolidated financial statements as of December 31, 2004 and for the years ended December 31, 2004 and 2003 have been restated.

/s/ PricewaterhouseCoopers LLP

Syracuse, New York

July 27, 2005, except for the current restatement section of Note 2 to the consolidated financial statements included in the 2004 Form 10K/A (not separately presented herein) as to which the date is June 29, 2006

CA RROLS CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

December 31, 2005 and 2004

(in thousands of dollars except share and per share amounts)

	2005	2004
ASSETS
Current assets:
Cash and cash equivalents	$9,331	$31,466
Trade and other receivables, net of reserves of $0 and $81, respectively	3,017	2,578
Inventories	5,333	4,831
Prepaid rent	4,476	3,589
Prepaid expenses and other current assets	4,635	4,358
Refundable income taxes	593	3,326
Deferred income taxes (Note 10)	4,867	6,242

Total current assets	32,252	56,390
Property and equipment, net (Note 2)	217,506	213,489
Franchise rights, net (Note 3)	86,490	90,056
Goodwill (Note 3)	124,934	122,241
Intangible assets, net (Note 3)	1,465	—
Franchise agreements, at cost less accumulated amortization of $5,208 and $4,954, respectively	5,869	6,480
Deferred income taxes (Note 10)	13,279	12,940
Other assets	15,150	14,650

Total assets	$496,945	$516,246

LIABILITIES AND STOCKHOLDER’S DEFICIT
Current liabilities:
Current portion of long-term debt (Note 7)	$2,588	$2,611
Accounts payable	19,022	17,581
Accrued interest	7,615	956
Accrued payroll, related taxes and benefits	15,703	24,940
Accrued bonus to employees and director (Note 11)	—	20,860
Other liabilities	12,765	13,957

Total current liabilities	57,693	80,905
Long-term debt, net of current portion (Note 7)	391,108	398,614
Lease financing obligations (Note 8)	110,898	111,715
Deferred income—sale-leaseback of real estate (Note 6)	10,660	8,585
Accrued postretirement benefits (Note 16)	4,068	3,504
Other liabilities (Note 5)	26,029	28,452

Total liabilities	600,456	631,775
Commitments and contingencies (Notes 6 and 14)
Stockholder’s deficit (Notes 11 and 12):
Common stock, par value $1; authorized 1,000 shares, issued and outstanding – 10 shares	—	—
Additional paid-in capital	(75,948)	(92,309)
Accumulated deficit	(27,563)	(23,220)

Total stockholder’s deficit	(103,511)	(115,529)

Total liabilities and stockholder’s deficit	$496,945	$516,246

The accompanying notes are an integral part of these consolidated financial statements.

CARROLS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

Years Ended December 31, 2005, 2004 and 2003

(in thousands of dollars)

	2005	2004	2003
Revenues:
Restaurant sales	$705,422	$696,343	$643,579
Franchise royalty revenues and fees	1,488	1,536	1,406

Total revenues	706,910	697,879	644,985

Costs and expenses:
Cost of sales	204,620	202,624	181,182
Restaurant wages and related expenses	204,611	206,732	194,315
Restaurant rent expense	34,668	34,606	31,089
Other restaurant operating expenses	102,921	92,891	89,880
Advertising expense	25,523	24,711	27,351
General and administrative (including stock-based compensation expense of $16,432, $1,818, and $253, respectively)	58,614	43,578	37,376
Depreciation and amortization	33,096	38,521	40,228
Impairment losses (Note 4)	1,468	1,544	4,151
Bonus to employees and director (Note 11)	—	20,860	—
Other expense (Note 9)	—	2,320	—

Total operating expenses	665,521	668,387	605,572

Income from operations	41,389	29,492	39,413
Interest expense	42,972	35,383	37,334
Loss on extinguishment of debt (Note 7)	—	8,913	—

Income (loss) before income taxes	(1,583)	(14,804)	2,079
Provision (benefit) for income taxes (Note 10)	2,760	(6,720)	741

Net income (loss)	$(4,343)	$(8,084)	$1,338

The accompanying notes are an integral part of these consolidated financial statements.

CARROLS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER’S EQUITY (DEFICIT)

Years Ended December 31, 2005, 2004 and 2003

(in thousands of dollars)

	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Total Stockholder’s Equity (Deficit)
Balance at January 1, 2003	$—	$24,485	$(16,474)	$8,011
Net income	—	—	1,338	1,338

Balance at December 31, 2003	—	24,485	(15,136)	9,349
Net loss	—	—	(8,084)	(8,084)
Dividends declared (Note 11)	—	(116,794)	—	(116,794)

Balance at December 31, 2004	—	(92,309)	(23,220)	(115,529)
Net loss	—	—	(4,343)	(4,343)
Equity contributions from parent (Note 12)	—	16,361	—	16,361

Balance at December 31, 2005	$—	$(75,948)	$(27,563)	$(103,511)

The accompanying notes are an integral part of these consolidated financial statements.

CARROLS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, 2005, 2004 and 2003

(in thousands of dollars)

	2005	2004	2003
Cash flows provided from operating activities:
Net income (loss)	$(4,343)	$(8,084)	$1,338
Adjustments to reconcile net income (loss) to net cash provided from operating activities:
Gain on disposal of property and equipment	(620)	(176)	(386)
Stock-based compensation	16,310	1,818	253
Depreciation and amortization	33,096	38,521	40,228
Amortization of deferred financing costs	1,529	1,527	1,540
Amortization of unearned purchase discounts	(2,156)	(2,154)	(2,146)
Amortization of deferred gains from sale-leaseback transactions	(481)	(458)	(180)
Impairment losses	1,468	1,544	4,151
Loss on extinguishment of debt	—	8,913	—
Accretion of interest on lease financing obligations	344	406	443
Deferred income taxes	1,036	(6,466)	(1,156)
Changes in operating assets and liabilities:
Income taxes	2,435	(4,162)	2,089
Accounts payable	1,140	(2,427)	1,258
Accrued payroll, related taxes and benefits	(9,186)	9,666	(3,585)
Accrued bonus to employees and director	(20,860)	20,860	—
Other liabilities – current	(931)	1,762	381
Accrued interest	6,659	(593)	134
Other liabilities – long-term	(603)	(428)	475
Other	(2,829)	(858)	1,512

Net cash provided from operating activities	22,008	59,211	46,349

Cash flows provided from (used for) investing activities:
Capital expenditures:
New restaurant development	(20,613)	(9,654)	(18,706)
Restaurant remodeling	(4,018)	(845)	(3,317)
Other restaurant capital expenditures	(8,684)	(7,503)	(6,944)
Corporate and restaurant information systems	(1,319)	(1,071)	(1,404)
Acquisition of Taco Cabana restaurants	(4,215)	—	—

Total capital expenditures	(38,849)	(19,073)	(30,371)
Properties purchased for sale-leaseback	(1,091)	(1,574)	(3,149)
Proceeds from sale-leaseback transactions	5,237	10,984	44,180
Proceeds from dispositions of property and equipment	795	1,174	3,921

Net cash provided from (used for) investing activities	(33,908)	(8,489)	14,581

Cash flows used for financing activities:
Payments on revolving credit facility, net	—	(600)	(52,200)
Scheduled principal payments on term loans	(2,200)	(10,125)	(11,000)
Principal pre-payments on term loans	(6,000)	—	—
Proceeds from issuance of debt	—	400,000	—
Tender and redemption of 9 1/2% senior subordinated notes	—	(175,756)	—
Repayment of borrowings under previous credit facility	—	(113,375)	—
Financing costs associated with issuance of debt and lease financing obligations	(542)	(9,013)	(186)
Proceeds from lease financing obligations	—	4,500	3,625
Dividends paid	—	(116,794)	—
Settlement of lease financing obligation	(1,074)	—	—
Payments on other notes payable	—	(117)	(847)
Principal payments on capital leases	(419)	(390)	(446)

Net cash used for financing activities	(10,235)	(21,670)	(61,054)

Net increase (decrease) in cash and cash equivalents	(22,135)	29,052	(124)
Cash and cash equivalents, beginning of year	31,466	2,414	2,538

Cash and cash equivalents, end of year	$9,331	$31,466	$2,414

Supplemental disclosures:
Interest paid on long-term debt	$23,763	$23,368	$25,231
Interest paid on lease financing obligations	$10,677	$10,626	$9,991
Income taxes paid (refunded), net	$(824)	$3,905	$(195)
Increase (decrease) for accruals for capital expenditures	$301	$1,153	$(127)
Capital lease obligations acquired and incurred	$1,090	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

CARROLS C ORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2005, 2004 and 2003

(in thousands of dollars, except share amounts)

1. Summary of Significant Accounting Policies

Basis of Consolidation. The consolidated financial statements include the accounts of Carrols Corporation and its subsidiaries (the “Company”). All intercompany transactions have been eliminated in consolidation. The Company is a wholly-owned subsidiary of Carrols Holdings Corporation (“Holdings”).

Business Description. At December 31, 2005, the Company operated, as franchisee, 336 quick-service restaurants under the trade name “Burger King” in thirteen Northeastern, Midwestern and Southeastern states. At December 31, 2005, the Company also owned and operated 69 Pollo Tropical restaurants located in Florida and franchised a total of 26 Pollo Tropical restaurants in Puerto Rico, Ecuador and Florida. At December 31, 2005, the Company owned and operated 135 Taco Cabana restaurants located primarily in Texas and franchised three restaurants in New Mexico and Georgia.

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

Fiscal Year. The Company uses a 52-53 week fiscal year ending on the Sunday closest to December 31. All references herein to fiscal years ended December 28, 2003, January 2, 2005 and January 1, 2006 will be referred to as fiscal years ended December 31, 2003, 2004 and 2005, respectively. The fiscal years ended December 31, 2005 and 2003 each contained 52 weeks. The fiscal year ended December 31, 2004 contained 53 weeks.

Cash and Cash Equivalents. The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. At December 31, 2005 and 2004 the Company had $2.0 million and $28.0 million, respectively, invested in money market funds.

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

Owned buildings	5 to 30 years
Equipment	3 to 15 years
Computer hardware and software	3 to 7 years
Assets subject to capital leases	Shorter of useful life or lease term

Leasehold improvements are being depreciated over the shorter of their useful lives or the underlying lease term. In circumstances where an economic penalty, as defined under Statement of Financial Accounting Standards No. 13, “Accounting for Leases”, (“SFAS 13”) would be presumed by not exercising one or more renewal options under the lease, the Company includes those renewal option periods when determining the lease term. For significant leasehold improvements made during the latter part of the lease term, the Company

CARROLS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2005, 2004 and 2003

(in thousands of dollars, except share amounts)

amortizes those improvements over the shorter of their useful life or an extended lease term. The extended lease term would consider the exercise of renewal options if the value of the improvements would cause a penalty to be incurred without the renewal of the option. Building costs incurred for new restaurants on leased land are depreciated over the lease term, which is generally a 20-year period.

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

Goodwill. Goodwill represents the excess of purchase price and related costs over the value assigned to the net tangible and identifiable intangible assets of businesses acquired. In accordance with SFAS 142, goodwill is not subject to amortization but is tested at least annually for impairment. The Company performs its impairment evaluation annually at December 31.

Long-Lived Assets. The Company assesses the recoverability of property and equipment, franchise rights and intangible assets by determining whether the carrying value of these assets, over their respective remaining lives, can be recovered through undiscounted future operating cash flows. Impairment is reviewed whenever events or changes in circumstances indicate the carrying amounts of these assets may not be fully recoverable.

Deferred Financing Costs. Financing costs, that are included in other assets and were incurred in obtaining long-term debt and lease financing obligations, are capitalized and amortized over the life of the related obligation as interest expense using the effective interest method.

Leases. Leases are accounted for in accordance with SFAS 13 and other related authoritative guidance. Rent expense for leases that contain scheduled rent increases is recognized on a straight-line basis over the lease term, including any option period included in the determination of the lease term. Contingent rentals are generally based upon a percentage of sales or a percentage of sales in excess of stipulated amounts and are generally not considered minimum rent payments but are recognized as rent expense when incurred.

Lease Financing Obligations. Lease financing obligations pertain to real estate transactions required by SFAS No. 98 “Accounting for Leases” to be accounted for under the financing method. The assets (land and building) subject to these obligations remain on the consolidated balance sheet at their historical costs and such assets (excluding land) continue to be depreciated over their remaining useful lives, the proceeds received by the Company from these transactions are recorded as lease financing obligations and the lease payments are applied as payments of principal and interest. The selection of the interest rate on lease financing obligations is evaluated based on the Company’s incremental borrowing rate adjusted to the rate required to prevent recognition of a non-cash loss or negative amortization of the obligation through the end of the primary lease term. In addition, if a purchase option exists for any properties subject to a lease financing obligation, the purchase option is evaluated for its probability of exercise on an ongoing basis. This evaluation considers many factors including,

CARROLS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2005, 2004 and 2003

(in thousands of dollars, except share amounts)

without limitation, our intentions, the fair value of the underlying properties, our ability to acquire the property, economic circumstances and other available alternatives to us for the continued use of the property. At December 31, 2005 and 2004 no purchase options were considered probable of exercise by the Company.

Revenue Recognition. Revenues from Company owned and operated restaurants are recognized when payment is tendered at the time of sale. Franchise royalty revenues associated with Pollo Tropical and Taco Cabana restaurants are based on a percent of gross sales and are recorded as income when earned.

Income Taxes. The Company provides for income taxes in accordance with the provisions of SFAS No. 109, “Accounting for Income Taxes” (“SFAS 109”). Under the liability method specified by SFAS 109, deferred tax assets and liabilities are based on the difference between the financial statement and tax bases of assets and liabilities as measured by the tax rates that are anticipated to be in effect when these differences reverse. The deferred tax provision generally represents the net change in deferred tax assets and liabilities during the period. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the results of operations in the period that includes the enactment date. A valuation allowance is established when it is necessary to reduce deferred tax assets to amounts for which realization is more likely than not. The Company also records a reserve for uncertain tax positions when it is probable and estimable. The Company and its subsidiaries file a consolidated federal income tax return with Holdings.

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

Fair Value of Financial Instruments. The following methods were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate the fair value:

•	Current Assets and Liabilities. The carrying value of cash and cash equivalents and accrued liabilities approximates fair value because of the short maturity of those instruments.

•	Senior Subordinated Notes. The fair values of outstanding senior subordinated notes are based on quoted market prices. The fair values at December 31, 2005 and 2004 were approximately $174.6 million and $186.3 million, respectively.

•	Revolving and Term Loan Facilities. Rates currently available to the Company for debt with similar terms and remaining maturities are used to estimate fair value. The recorded amounts, as of December 31, 2005 and 2004, approximated fair value.

Stock-Based Compensation. Effective May 3, 2005, Holdings issued an aggregate of 260,600 shares of Holdings common stock in exchange for the cancellation and termination of an identical number of outstanding options to purchase shares of Holdings common stock. During the second quarter of 2005 Holdings issued an additional 5,440 shares of Holdings common stock in separate awards. As a consequence of the exchange, all outstanding stock options were cancelled and terminated. The Company recorded a pre-tax compensation charge, including applicable payroll taxes, of $16.4 million in the second quarter of 2005 due to these stock awards. See Note 12 for a complete discussion of the stock award.

CARROLS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2005, 2004 and 2003

(in thousands of dollars, except share amounts)

SFAS No. 123, “Accounting for Stock-Based Compensation,” (“SFAS 123”) permits entities to recognize as an expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS 123 allows entities to continue to apply the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”, (“APB 25”) and provide pro forma net income disclosures for employee stock option grants as if the fair-value-based method defined in SFAS 123 has been applied. The Company did not elect to change to the fair value-based-method of accounting for stock-based compensation and has continued to apply the provisions of APB 25 and provide the pro forma disclosure provisions of SFAS 123 in fiscal 2005, 2004 and 2003. Certain provisions of the Company’s option plans caused the Company to account for stock options using a variable accounting treatment. Under variable accounting, compensation expense must be remeasured each balance sheet date based on the difference between the current market price of the Company’s stock and the option’s exercise price. An accrual for compensation expense is determined based on the proportionate vested amount of each option as prescribed by Financial Interpretation No. 28, “Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans.” Each period, adjustments to the accrual are recognized in the income statement. Stock-based compensation expense for the Company’s options was $75 in 2005, $1,818 in 2004 and $253 in 2003.

The following table presents the Company’s pro forma net income (loss) had compensation cost been determined based upon the fair value of the stock options at the grant date consistent with the fair-value based method of SFAS 123:

	Year Ended December 31,
	2005	2004	2003
Net income (loss)—as reported	$(4,343)	$(8,084)	$1,338
Add: Stock-based employee compensation expense included in reported net income (loss), net of related tax effects (1)(2)	13,188	13,279	152
Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects (2)	(12,011)	(5,656)	(257)

Pro forma net income (loss)	$(3,166)	$(461)	$1,233

(1)	The amount of stock-based compensation expense included in reported net income (loss) includes certain stock options requiring variable accounting (see Note 12) and for the year ended December 31, 2005, includes $13.1 million of expense related to stock awards granted in the second quarter of 2005, net of tax. This expense, net of tax, has also been included in the determination of compensation expense determined under the fair-value based method for the year ended December 31, 2005.
(2)	For the year ended December 31, 2004, the equity value of the Company was reduced as a result of the December 2004 refinancing (See Note 7) in which a non-recurring dividend of $116.8 million was paid to Holdings. In conjunction with this, the Company also approved a compensatory bonus payment of approximately $20.3 million to a number of employees (including management) and a director who owned stock options, on a pro rata basis in proportion to the number of shares of common stock issuable upon exercise of the options owned by such persons. The Company did not modify its outstanding stock options to reflect the reduction in equity value. Therefore for the year ended December 31, 2004, this reduction has been offset against the $20.3 million bonus payment recorded for the determination of compensation expense under SFAS 123. The $20.3 million bonus payment, net of tax, has also been included in stock-based employee compensation expense included in reported net loss for the year ended December 31, 2004 in the above table.

CARROLS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2005, 2004 and 2003

(in thousands of dollars, except share amounts)

The Company did not grant any options in 2005. The fair value of each option grant in 2004 and 2003 was estimated using the minimum value option-pricing model with the following weighted-average assumptions:

	2004	2003
Risk-free interest rate	3.38%	3.17%
Annual dividend yield	0%	0%
Expected life	5 years	5 years

Earnings Per Share Presentation. The guidance of SFAS No. 128, “Earnings Per Share,” requires presentation of earnings per share by all entities that have issued common stock or potential common stock if those securities trade in a public market either on a stock exchange (domestic of foreign) or in the over-the-counter market. The Company’s common stock is not publicly traded and therefore, earnings per share amounts are not presented.

Recent Accounting Developments.

In December 2004, the Financial Accounting Standards Board (“FASB’) issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”) which replaces SFAS No. 123, “Accounting for Stock-Based Compensation” and supersedes APB No. 25. SFAS 123R requires the measurement of all employee share-based payments, including grants of employee stock options, using a fair-value-based method and the recording of such expense in the consolidated statements of operations. The pro forma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition. In March 2005, the SEC issued Staff Accounting Bulletin No. 107 “Share-Based Payments” (“SAB 107”) which expresses views of the SEC staff regarding the interaction between SFAS 123R and certain SEC rules and regulations and provides the staff’s views regarding the valuation of share-based payment arrangements. SFAS 123R is effective for awards that are granted, modified, or settled in cash for the first annual reporting period beginning after June 15, 2005. The Company plans to adopt the provisions of SFAS 123R using the modified prospective method of adoption at January 1, 2006. However, as all shares of stock issued in the stock award in the second quarter of 2005 were fully vested (see Note 12) and the Company does not have any stock options outstanding at December 31, 2005, the Company will not record any stock-based compensation expense related to SFAS 123R upon adoption on January 1, 2006. Compensation cost for any share-based awards granted after December 31, 2005 will be recorded upon issuance at their fair value over their service period.

In March 2005, the FASB issued FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations,” (“FIN 47”). FIN 47 clarifies that the term “conditional” as used in SFAS No. 143, “Accounting for Asset Retirement Obligations,” which refers to a legal obligation to perform an asset retirement activity even if the timing and/or settlement are conditional on a future event that may or may not be within the control of an entity. Accordingly, the entity must record a liability for the conditional asset retirement obligation if the fair value of the obligation can be reasonably estimated. FIN 47 is effective for periods no later than fiscal years ending after December 15, 2005. The Company performed an evaluation and determined that the adoption of FIN 47 had no effect on the Company’s 2005 consolidated financial statements.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections—a replacement of APB Opinion No. 20 and FASB Statement No. 3” (“SFAS 154”). This Statement replaces APB Opinion No. 20, “Accounting Changes,” and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements,” and changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement applies to all voluntary changes in accounting principle as well as to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. SFAS 154 is effective for accounting changes and corrections of errors

CARROLS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2005, 2004 and 2003

(in thousands of dollars, except share amounts)

made in fiscal years beginning after December 15, 2005. The Company will apply this literature in the event of changes in accounting principle and error corrections for periods beginning on January 1, 2006.

In March 2006, the Emerging Issues Task Force (“EITF”) issued EITF Issue 06-3, “How Sales Taxes Collected From Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement.” This Issue discussed how entities are to adopt a policy of presenting sales taxes in the income statement on either a gross or net basis. If taxes are significant, an entity should disclose its policy of presenting taxes and the amounts of taxes. The guidance is effective for periods beginning after December 15, 2006. The Company presents restaurant sales net of sales taxes and therefore Issue 06-3 will not impact the method for recording these sales taxes in our consolidated financial statements.

2. Property and Equipment

Property and equipment at December 31 consisted of the following:

	2005	2004
Land	$61,112	$54,682
Owned buildings	76,502	73,937
Leasehold improvements	129,015	126,148
Equipment	183,670	178,994
Assets subject to capital leases	8,106	12,299

	458,405	446,060
Less accumulated depreciation and amortization	(240,899)	(232,571)

	$217,506	$213,489

Assets subject to capital leases pertain to buildings leased for certain restaurant locations and had accumulated amortization at December 31, 2005 and 2004 of $6,872 and $11,864, respectively. At December 31, 2005 and 2004, land of $45,077 and $45,551, respectively, and owned buildings of $56,580 and $57,186, respectively, were subject to lease financing obligations accounted for under the financing method (See Note 8). Accumulated depreciation pertaining to owned buildings subject to lease financing obligations at December 31, 2005 and 2004 was $24,416 and $21,877, respectively.

Depreciation expense for all property and equipment for the years ended December 31, 2005, 2004 and 2003 was $29,110, $34,462 and $36,024, respectively.

CARROLS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2005, 2004 and 2003

(in thousands of dollars, except share amounts)

3. Goodwill, Franchise Rights and Intangible Assets

Goodwill. In accordance with SFAS No. 142, the Company reviews goodwill for impairment annually, or more frequently when events and circumstances indicate that the carrying amounts may be impaired. The Company performs its annual impairment assessment as of December 31 and has determined its reporting units to be at the operating segment level: its Burger King restaurants, operating as a franchisee; Pollo Tropical and Taco Cabana at the brand level. No impairment losses have been recognized as a result of these tests since January 1, 2002. The Company recorded $2.7 million of goodwill associated with the acquisition of four Taco Cabana restaurants in July of 2005. Changes in goodwill for the year ended December 31, 2005 and 2004 are summarized below:

	Taco Cabana	Pollo Tropical	Burger King	Total
Goodwill, January 1, 2005	$64,484	$56,307	$1,450	$122,241
Goodwill acquired in 2005	2,693	—	—	2,693

Goodwill, December 31, 2005	$67,177	$56,307	$1,450	$124,934

Burger King Franchise Rights. Amounts allocated to franchise rights for each Burger King acquisition are amortized using the straight-line method over the average remaining term of the acquired franchise agreements at January 1, 2002 plus one twenty-year renewal period. Following is a summary of the Company’s franchise rights as of the respective balance sheet dates:

	December 31, 2005		December 31, 2004
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Franchise rights	$139,139	$52,649	$139,527	$49,471

Amortization expense related to Burger King franchise rights for the years ended December 31, 2005, 2004 and 2003 was $3,215, $3,233 and $3,233, respectively. Estimated annual amortization is $3,215 for each of the years ending 2006 through 2010.

Intangible Assets. In July 2005, the Company completed the acquisition of four Taco Cabana restaurants from a franchisee for a cash purchase price of approximately $4.2 million. Under Emerging Issues Task Force Issue No. 04 -1 “Accounting for Preexisting Relationships between the Parties to a Business Combination (“EITF 04-1”), certain reacquired rights, including the right to the acquirer’s trade name, are required to be recognized as intangible assets apart from goodwill. The Company has allocated $1.6 million of the purchase price to this intangible asset and determined its weighted average life to be approximately seven years, based on the remaining terms of the acquired franchise agreements. The Company recorded amortization expense relating to the intangible asset of approximately $145 for the year ended December 31, 2005 and expects the annual expense for each of the next five years ending 2006 through 2010 to be $289, $289, $211, $133 and $125, respectively.

	December 31, 2005
	Gross Carrying Amount	Accumulated Amortization
Intangible assets	$1,610	$145

CARROLS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2005, 2004 and 2003

(in thousands of dollars, except share amounts)

4. Impairment of Long-Lived Assets

The Company reviews its long-lived assets, principally property and equipment, for impairment at the restaurant level. If an indicator of impairment exists for any of the assets, an estimate of undiscounted future cash flows produced by each restaurant is compared to that long-lived asset’s carrying value. If the carrying value is greater than the undiscounted cash flow, the Company then determines the fair value of the asset. If an asset is determined to be impaired, the loss is measured by the excess of the carrying amount of the asset over its fair value.

The Company assesses the potential impairment of Burger King franchise rights whenever events or changes in circumstances indicate that the carrying value may not be recoverable. If an indicator of impairment exists, an estimate of the aggregate undiscounted cash flows from the acquired restaurants is compared to the respective carrying value of franchise rights for each Burger King acquisition. If an asset is determined to be impaired, the loss is measured by the excess of the carrying amount of the asset over its fair value. The Company recorded impairment charges related to its Burger King franchise rights of $316 and $283 for the years ended December 31, 2005 and 2004, respectively. No impairment charges were recorded related to the Company’s Burger King franchise rights for the year ended December 31, 2003.

The Company recorded impairment losses on long-lived assets, including Burger King franchise rights, for its segments as follows:

	2005	2004	2003
Burger King	$1,373	$1,544	$706
Taco Cabana	95	—	3,445

	$1,468	$1,544	$4,151

5. Other Liabilities, Long-Term

Other liabilities, long-term, at December 31, consisted of the following:

	2005	2004
Unearned purchase discounts	$6,686	$8,611
Accrued occupancy costs	10,674	11,400
Accrued workers’ compensation costs	4,615	4,821
Other	4,054	3,620

	$26,029	$28,452

Unearned purchase discounts are amortized as a reduction of cost of sales either over the life of the supplier contract or the estimated purchase commitment period. In 2000, Burger King Corporation arranged for the Coca-Cola Company and Dr. Pepper/Seven-Up, Inc. to provide funding to franchisees in connection with certain initiatives to upgrade restaurants. The Company received approximately $19.8 million in 2000 and $1.6 million in 2001 under this arrangement with these suppliers. The total amount of these purchase discounts amortized for each of the years ended December 31, 2005, 2004 and 2003 was $2.2 million.

Accrued occupancy costs include obligations pertaining to closed restaurant locations, contingent rent, accruals to expense operating lease rental payments on a straight-line basis over the lease term, and acquired leases with above market rentals.

CARROLS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2005, 2004 and 2003

(in thousands of dollars, except share amounts)

In 2001, management made the decision to close seven Taco Cabana restaurants in the Phoenix, Arizona market and discontinue restaurant development underway in that market. At December 31, 2005 and 2004, the Company had $1.1 million and $0.6 million in lease liability reserves, respectively, and $0 and $0.1 million, respectively, in other exit cost reserves related to these restaurants that are included in accrued occupancy costs. The following table presents the activity in the exit cost reserve included in accrued occupancy costs:

	2005	2004	2003
Beginning Balance	$756	$847	$700
Additions	467	—	347
Payments	(140)	(91)	(200)

Ending Balance	$1,083	$756	$847

In 2005, lease liability reserves were increased due a change in circumstances affecting the Company’s estimates of future sub-lease revenue for one restaurant property.

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

In the years ended December 31, 2005, 2004 and 2003, the Company sold four, eight and thirty-one restaurant properties in sale-leaseback transactions for net proceeds of $5,237, $10,984 and $44,180, respectively. Deferred gains of $2,556, $2,391 and $5,399 for the years ended December 31, 2005, 2004 and 2003, respectively, have been recorded as a result of these sale-leaseback transactions and are being amortized over the lives of the related leases. These related leases have been classified as operating leases and generally contain a twenty-year initial term with renewal options. The amortization of deferred gains related to these sale-leaseback transactions was $481, $458 and $180 for the years ended December 31, 2005, 2004 and 2003, respectively.

Minimum rent commitments under capital and non-cancelable operating leases at December 31, 2005 were as follows:

Years Ending	Capital	Operating
2006	$559	$33,992
2007	410	31,819
2008	234	29,081
2009	199	27,630
2010	158	25,552
Thereafter	1,720	209,795

Total minimum lease payments	3,280	$357,869

Less amount representing interest	(1,384)

Total obligations under capital leases	1,896
Less current portion	(388)

Long-term obligations under capital leases	$1,508

CARROLS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2005, 2004 and 2003

(in thousands of dollars, except share amounts)

Total rent expense on operating leases, including percentage rent on both operating and capital leases, for the past three fiscal years was as follows:

	2005	2004	2003
Minimum rent on real property	$32,416	$32,509	$29,100
Additional rent based on a percentage of sales	2,252	2,097	1,989

Restaurant rent expense	34,668	34,606	31,089
Administrative rent	822	783	782
Equipment rent	739	526	373

	$36,229	$35,915	$32,244

7. Long-Term Debt

Long-term debt at December 31 consisted of the following:

	2005	2004
Collateralized:
Senior Credit Facility -Term loan B facility	$211,800	$220,000
Unsecured:
9% Senior Subordinated Notes	180,000	180,000
Capital leases	1,896	1,225

	393,696	401,225
Less current portion	(2,588)	(2,611)

	$391,108	$398,614

December 2004 Refinancing

On December 15, 2004, the Company completed the private placement of $180.0 million of 9% Senior Subordinated Notes due 2013. Concurrently, the Company repaid all outstanding borrowings under its prior senior secured credit facility and amended and restated that credit facility with a new syndicate of lenders. The Company received $400.0 million in total proceeds that included the issuance of the 9% senior subordinated notes and $220.0 million principal amount of term loan B borrowings under the senior credit facility. Those proceeds were primarily utilized to repay borrowings outstanding under the prior senior credit facility of $74.4 million, to retire all unsecured 9 1/2% senior subordinated notes due 2008 outstanding in the amount, including redemption premiums, of $175.9 million, to pay a dividend to Holdings (which Holdings in turn paid to its stockholders) in the amount of $116.8 million, to pay fees and expenses related to the refinancing of $8.8 million, and to pay a bonus to employees and a director totaling $20.9 million including payroll taxes of $0.6 million. See discussion of these payments in Note 11. The Company also recorded an $8.9 million loss on early extinguishment of debt from the write-off of previously deferred financing costs and premiums in conjunction with the retirement of the 9 1/2% senior subordinated notes.

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

CARROLS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2005, 2004 and 2003

(in thousands of dollars, except share amounts)

There were no borrowings outstanding on the revolving credit facility at December 31, 2005 or 2004. After reserving $11.1 million for letters of credit guaranteed by the facility, $38.9 million was available for borrowings under the revolving credit facility at December 31, 2005.

Borrowings under the revolving credit facility bear interest at a per annum rate, at the Company’s option, of either:

1)	the sum of (a) the greater of (i) the prime rate or (ii) the federal funds rate plus .50%, plus (b) a margin ranging from .50% to 1.50% based on the Company’s total leverage ratio (as defined in the senior credit facility); or

2)	LIBOR plus a margin ranging from 2.0% to 3.0% based on the Company’s total leverage ratio.

Borrowings under the term loan B bear interest at a per annum rate, at the Company’s option, of either:

1)	the sum of (a) the greater of (i) the prime rate or (ii) the federal funds rate plus .50%, plus (b) a margin ranging from .75% to 1.0% based on the Company’s total leverage ratio; or

2)	LIBOR plus a margin ranging from 2.25% to 2.50% based on the Company’s total leverage ratio.

The revolving credit facility expires on December 31, 2009 and the term loan B facility matures on December 31, 2010.

Amounts under the term loan B facility are repayable as follows:

1)	twenty quarterly installments of $0.55 million beginning on the last day of the first fiscal quarter in 2005; and

2)	four quarterly installments of $52.25 million beginning with last day of the first fiscal quarter in 2010. The fourth and final installment of $46.25 million is due and payable on the term loan B maturity date.

Under the senior credit facility, the Company is also required to make mandatory prepayments of principal on term loan B facility borrowings (a) annually in an initial amount equal to 50% of Excess Cash Flow (as defined in the senior credit facility), (b) in the event of certain dispositions of assets (all subject to certain exceptions) and insurance proceeds, in an amount equal to 100% of the net proceeds received by us therefrom, and (c) in an amount equal to 100% of the net proceeds from any subsequent issuance of debt.

In general, the Company’s obligations under the senior credit facility are guaranteed by Holdings and all of the Company’s material subsidiaries and are collateralized by all of the Company’s and its subsidiaries assets, a pledge of the Company’s common stock and the stock of each of the Company’s subsidiaries. The senior credit facility contains certain covenants, including, without limitation, those limiting the Company and its subsidiaries’ ability to incur indebtedness, incur liens, sell or acquire assets or businesses, change the nature of its business, engage in transactions with related parties, make certain investments or pay dividends. In addition, the Company is required to meet certain financial ratios, including fixed charge coverage, senior leverage, and total leverage ratios (all as defined under the senior credit facility). At December 31, 2005, the Company was in compliance with these covenants in its senior credit facility.

As a result of the restatement of the Company’s financial statements as previously reported in the Company’s 2004 Form 10-K/A, the Company was in default under its senior credit facility by failing to timely furnish its interim consolidated financial statements for the third quarter of 2005 to its lenders. On December 6, 2005, the Company obtained a Consent and Waiver from its lenders under the senior credit facility that permitted

CARROLS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2005, 2004 and 2003

(in thousands of dollars, except share amounts)

the Company to extend the time to deliver its consolidated financial statements for the third quarter of 2005 to February 15, 2006. On February 15, 2006, the Company obtained a Consent and Waiver from its lenders under the senior credit facility that permitted the Company to extend the time period to deliver its consolidated financial statements for the third quarter of 2005 to June 30, 2006. This waiver also permitted the Company to extend the time period to deliver its annual audited consolidated financial statements for 2005 and its consolidated financial statements for the first fiscal quarter of 2006 to June 30, 2006. While the Company currently anticipates delivering these financial statements by June 30, 2006, its failure to do so would constitute an event of default under the new senior credit facility. If such an event of default occurs under the senior credit facility that is not waived, the lenders could cause all amounts outstanding with respect to the borrowings to be due and payable immediately which in turn would result in cross defaults under the Indenture governing the 9% senior subordinated notes. The Company’s assets and cash flow may not be sufficient to fully repay outstanding debt if accelerated upon an event of default and there can be no assurance that such outstanding debt could be refinanced in such an event on acceptable terms or if at all.

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

In connection with the terms of the senior subordinated notes, because we did not complete an exchange offer of the senior subordinated notes for identical senior subordinated notes registered under the Securities Act of 1933 on or prior to June 13, 2005, the interest rate on the Company’s 9% Senior Subordinated Notes was increased by 0.25% per annum for the 90-day period immediately following June 13, 2005 and was increased by an additional 0.25% per annum in each of the subsequent 90-day periods immediately following September 11, 2005. On December 14, 2005, the exchange offer was completed which eliminated this additional interest expense after such date. This resulted in additional interest expense of $356 during 2005.

Restrictive covenants under the 9% senior subordinated notes include limitations with respect to the Company’s ability to incur additional debt, incur liens, sell or acquire assets or businesses, pay dividends and make certain investments. Except for the Company’s obligation to timely furnish and file its Form 10-Q for the third quarter of 2005, the Company was in compliance at December 31, 2005 with the restrictive covenants in the indenture governing the senior subordinated notes. The Company subsequently has furnished and filed the Form 10-Q for the third quarter of 2005.

At December 31, 2005, principal payments required on all long-term debt are as follows:

2006	$2,588
2007	2,477
2008	2,324
2009	2,300
2010	203,069
Thereafter	180,938

$393,696

CARROLS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2005, 2004 and 2003

(in thousands of dollars, except share amounts)

The weighted average interest rate on all debt, excluding lease financing obligations, for the years ended December 31, 2005, 2004 and 2003 was 7.3%, 7.8% and 7.2%, respectively. Interest expense on the Company’s long-term debt was as $31,728, $24,122 and $26,689 for the years ended December 31, 2005, 2004 and 2003, respectively.

8. Lease Financing Obligations

The Company entered into sale-leaseback transactions in various years involving certain restaurant properties that did not qualify for sale-leaseback accounting and as a result have been classified as financing transactions under SFAS No. 98, “Accounting For Leases”. Under the financing method, the assets remain on the consolidated balance sheet and proceeds received by the Company from these transactions are recorded as a financing liability. Payments under these leases are applied as payments of imputed interest and deemed principal on the underlying financing obligations.

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

At December 31, 2005, payments required on lease financing obligations are as follows:

2006	$10,723
2007	10,840
2008	11,215
2009	11,308
2010	11,419
Thereafter, through 2023	199,466

Total minimum lease payments	254,971
Less: Interest implicit in obligations	(144,073)

Total lease financing obligations	$110,898

The interest rates on lease financing obligations range from 8.5% to 12.4%. Imputed interest expense on lease financing obligations totaled $11,244, $11,261 and $10,645 for the years ended December 31, 2005, 2004 and 2003, respectively.

9. Other Expense

During 2004, the Company’s parent company, Holdings, filed a registration statement on Form S-1 to register an initial public offering of Enhanced Yield Securities (EYSs) comprised of common stock and senior subordinated notes. On October 25, 2004 Holdings withdrew and terminated its registration of such securities. The Company expensed the costs incurred for this offering of $2.3 million in 2004.

CARROLS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2005, 2004 and 2003

(in thousands of dollars, except share amounts)

10. Income Taxes

The income tax provision (benefit) was comprised of the following for the years ended December 31:

	2005	2004	2003
Current:
Federal	$1,426	$(1,250)	$1,404
Foreign	295	306	279
State	3	690	214

	1,724	(254)	1,897

Deferred (prepaid):
Federal	661	(3,981)	(1,306)
State	(744)	(2,485)	150

	(83)	(6,466)	(1,156)

Valuation allowance	1,119	—	—

	$2,760	$(6,720)	$741

The components of deferred income tax assets and liabilities at December 31, are as follows:

	2005	2004
Current deferred tax assets:
Accounts receivable and other reserves	$124	$181
Accrued vacation benefits	2,084	1,913
Other accruals	2,659	3,573
Net federal operating loss carryforwards	—	575

Current deferred tax assets	4,867	6,242

Long term deferred tax assets/(liabilities):
Deferred income on sale-leaseback of certain real estate	5,784	5,258
Lease financing obligations	10,317	8,873
Postretirement benefit expenses	1,609	1,386
Property and equipment depreciation	387	(775)
Net state operating loss carryforwards	2,331	1,870
Amortization of other intangible assets, net	2,294	2,995
Amortization of franchise rights	(22,542)	(22,129)
Occupancy costs	4,128	4,366
Tax credit carryforwards	5,786	6,213
Unearned purchase discounts	3,489	4,258
Other	815	625

Long-term net deferred tax assets	14,398	12,940
Less: Valuation allowance	(1,119)	—

Total long-term deferred tax assets	13,279	12,940

Carrying value of net deferred tax assets	$18,146	$19,182

The Company’s state net operating loss carryforwards expire in varying amounts beginning in 2006 through 2025. In addition, the Company has available Federal alternative minimum tax credit carryforwards of $2.9 million with no expiration date and Federal employment tax credit carryforwards of $2.5 million that begin to expire in 2021.

CARROLS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2005, 2004 and 2003

(in thousands of dollars, except share amounts)

The Company establishes a valuation allowance to reduce the carrying amount of deferred tax assets when it is more likely than not that it will not realize some portion or all of the tax benefit of its deferred tax assets. The Company evaluates whether its deferred tax assets are probable of realization on a quarterly basis. In performing this analysis, the Company considers all available evidence, both positive and negative, including historical operating results, the estimated timing of future reversals of existing taxable temporary differences and estimated future taxable income exclusive of reversing temporary differences and carryforwards. As of December 31, 2005, the Company has a valuation allowance of $1,119 against net deferred tax assets due to state net operating loss carryforwards where realization of related deferred tax asset amounts was not more likely than not. The estimation of future taxable income for federal and state purposes and the Company’s resulting ability to realize deferred tax assets pertaining to state net operating loss carryforwards and tax credit carryforwards can significantly change based on future events and operating results. Thus, recorded valuation allowances may be subject to material future changes that could be material.

A reconciliation of the statutory federal income tax provision (benefit) to the effective tax provision for the years ended December 31 is as follows:

	2005	2004	2003
Statutory federal income tax provision	$(538)	$(5,036)	$707
State income taxes, net of federal benefit	(500)	(1,366)	271
Stock based compensation expense	3,302	—	—
Change in valuation allowance	1,119	—	—
Non-deductible expenses	56	5	101
Foreign taxes	295	306	279
Employment tax credits	(552)	(287)	(354)
Foreign tax credits	(295)	(306)	—
Miscellaneous	(127)	(36)	(263)

	$2,760	$(6,720)	$741

11. Dividend and Bonus Payments

On December 22, 2004, the Board of Directors of the Company approved the payment of a cash dividend of $116.8 million to Holdings from the net proceeds of the December 2004 refinancing. The cash dividend was paid on December 28, 2004 and concurrently distributed by Holdings in a dividend to the stockholders of Holdings.

In conjunction with the December 2004 refinancing, the Company also approved a compensatory bonus payment of approximately $20.3 million to a number of employees (including management) and a director who owned stock options based on a pro rata basis in proportion to the number of shares of common stock issuable upon exercise of the options owned by such persons. The bonus payment was made in January 2005, and including applicable payroll taxes of $0.6 million, totaled $20.9 million.

12. Stockholder’s Equity

The Company. The Company, which is 100% owned by Holdings, has 1,000 shares of common stock authorized of which 10 shares are issued and outstanding. Dividends on the Company’s common stock are restricted to amounts permitted by the senior secured credit facility and the indenture governing the 9% senior subordinated notes.

CARROLS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2005, 2004 and 2003

(in thousands of dollars, except share amounts)

Holdings. Holdings’ Restated Certificate of Incorporation authorizes 7,000,000 shares of common stock and 100,000 shares of Preferred Stock, par value $0.01. Of the 7,000,000 common shares authorized, 1,410,109 shares of Holdings’ common stock and no shares of preferred stock were issued and outstanding at December 31, 2005.

Stock Awards. Effective May 3, 2005, Holdings issued an aggregate of 260,600 shares of Holdings’ common stock in exchange for the cancellation and termination of an identical number of outstanding options to purchase shares of Holdings’ common stock. As a consequence of the exchange, all outstanding stock options were cancelled and terminated, and the option plans (described below) were subsequently terminated. The Board of Directors of Holdings also authorized and reserved the issuance of 9,000 shares of Holdings’ common stock under stock award agreements to employees of which 5,440 shares were issued in the second quarter of 2005. The Company has 3,560 shares of Holdings’ common stock reserved for future issuance.

All shares were issued pursuant to stock award agreements, which provide that such shares are fully vested and non-forfeitable upon issuance, but may not be sold or otherwise disposed of for a period of two years from the date of issuance. Such agreements also provide that up to an aggregate of 16% of each recipients’ shares (for those recipients that were issued 100 or more shares) are subject to repurchase by Holdings (at its option) after December 31, 2006 under certain circumstances described in the award agreements. In addition, such shares may be subject to repurchase by Holdings (at its option) in the event of a termination of employment before the occurrence of certain events. The fair market value of a share of Holdings’ common stock on the date of these awards was estimated to be $61.50. The Company recorded a compensation charge of $16.4 million in 2005 relative to these stock awards.

Prior to October 27, 2004, Holdings’ authorized common stock consisted of three series comprised of 3,000,000 shares of Carrols Stock, par value $0.01 per share, 2,000,000 shares of Pollo Tropical Stock, par value $0.01 per share, and 2,000,000 shares of Taco Cabana Stock, par value $0.01 per share. The Pollo Tropical and Taco Cabana classes of Holdings’ stock were considered tracking stocks, a class of stock which tracked the separate performance of Pollo Tropical and Taco Cabana, respectively. On October 27, 2004, Holdings eliminated this tracking stock by combining all of its authorized series of common stock into one series of common stock. Holdings’ Pollo Tropical class of common stock and Holdings’ Taco Cabana class of common stock were each converted into the series of common stock known as Carrols Stock, which at the time of the combination, was renamed and is now referred to as common stock.

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

Stock Options. In 1996, Holdings adopted a stock option plan entitled the 1996 Long-Term Incentive Plan (“1996 Plan”) and reserved and authorized a total of 106,250 shares of Holdings’ common stock for grant thereunder. The number of shares reserved and authorized under this plan was increased to 111,250 in 2001 and to 189,325 in 2002. Options under this plan generally vested over a four-year period. In 1998, Holdings adopted the 1998 Directors’ Stock Option Plan (“1998 Directors’ Plan”) authorizing the grant of up to 10,000 options to non-employee directors. Options under this plan were exercisable over four years. Also, options for 32,427 shares of Holdings common stock not covered under any plan (“Non Plan Options”) were granted in 1997 at a

CARROLS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2005, 2004 and 2003

(in thousands of dollars, except share amounts)

price of $101.76 with vesting over a five-year period. On February 26, 2002, the Compensation Committee of Holdings extended the expiration date for the Non Plan Options and the 1996 Plan options granted prior to March 1, 2002 to February 29, 2012 for all executive officers and certain other officers of the Company.

Holdings also adopted the 1998 Pollo Tropical Long-Term Incentive Plan (“1998 Pollo Plan”) authorizing to grant up to 41,440 shares of Holdings’ common stock (100,000 shares of Holdings’ Pollo Tropical class of common stock prior to the conversion). Holdings also adopted the 2001 Taco Cabana Long-Term Incentive Plan (“2001 Taco Plan”) authorizing to grant up to 26,100 shares of Holdings’ common stock (500,000 shares of Holdings’ Taco Cabana class of common stock prior to the conversion). Options under both of these plans generally vested over a five-year period.

A summary of all option activity under Holdings’ stock option plans for the years ended December 31, 2005, 2004 and 2003 was as follows:

	NonPlan Options	1996 Plan	Directors Plan	Pollo Plan	Taco Plan
Outstanding at January 1, 2003	32,427	180,103	3,000	84,075	306,000
Granted	—	5,250	500	6,900	104,500
Canceled	—	(1,705)	—	(200)	(71,500)

Outstanding at December 31, 2003	32,427	183,648	3,500	90,775	339,000
Granted	—	3,100	500	8,725	85,500
Canceled	—	(649)	—	(750)	(15,724)
Redeemed	—	(502)	—	(22,470)	—
Merger of tracking stock to common stock	—	—	—	(56,777)	(387,967)

Outstanding at December 31, 2004	32,427	185,597	4,000	19,503	20,809
Canceled	(32,427)	(185,597)	(4,000)	(19,503)	(20,809)

Outstanding at December 31, 2005	—	—	—	—	—

	NonPlan Options	1996 Plan	Directors Plan	Pollo Plan	Taco Plan
Grant Prices (in whole dollars):
2003	—	$124.00	$124.00	$164.00	$14.25
2004	—	127.00	127.00	183.00	14.50
Weighted Average Option Price (in whole dollars):
At December 31, 2003	$101.76	$110.00	$117.14	$106.29	$12.59
At December 31, 2004	101.76	110.22	118.38	153.40	156.46
Options Exercisable:
At December 31, 2003	32,427	175,426	2,750	77,480	141,200
At December 31, 2004	32,427	179,185	3,250	13,432	11,029

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

Years Ended December 31, 2005, 2004 and 2003

(in thousands of dollars, except share amounts)

central Florida. Taco Cabana is a regional quick-casual restaurant chain featuring Mexican style food, including, flame-grilled beef and chicken fajitas, quesadillas and other Tex-Mex dishes. Taco Cabana’s core markets are primarily located in Texas.

The accounting policies of each segment are the same as those described in the summary of significant accounting policies. The following table includes Segment EBITDA which is the measure of segment profit or loss reported to the chief operating decision maker for purposes of allocating resources to the segments and assessing their performance. Segment EBITDA is defined as earnings before interest, income taxes, depreciation and amortization, impairment losses, stock-based compensation expense, bonus to employees and director, other expense and loss on extinguishment of debt.

The “Other” column includes corporate related items not allocated to reportable segments. Other identifiable assets consist primarily of cash, certain other assets, corporate property and equipment, goodwill and deferred income taxes.

	Taco Cabana	Pollo Tropical	Burger King Restaurants	Other	Consolidated
Year Ended December 31, 2005:
Revenues	$209,831	$136,983	$360,096	$—	$706,910
Cost of sales	60,368	45,185	99,067	—	204,620
Restaurant wages and related expenses	58,932	32,275	113,404	—	204,611
Depreciation and amortization	7,951	4,881	18,988	1,276	33,096
Segment EBITDA	31,927	28,691	31,767
Identifiable assets	70,883	59,761	182,902	183,399	496,945
Capital expenditures	16,792	14,124	6,614	1,319	38,849
Year Ended December 31, 2004:
Revenues	$202,941	$125,101	$369,837	$—	$697,879
Cost of sales	60,435	38,986	103,203	—	202,624
Restaurant wages and related expenses	57,702	31,380	117,650	—	206,732
Depreciation and amortization	9,884	4,460	22,078	2,099	38,521
Segment EBITDA	30,082	27,891	36,582
Identifiable assets	63,655	50,177	198,015	204,399	516,246
Capital expenditures	6,555	6,636	4,811	1,071	19,073
Year Ended December 31, 2003:
Revenues	$181,481	$110,194	$353,310	$—	$644,985
Cost of sales	53,562	33,260	94,360	—	181,182
Restaurant wages and related expenses	52,214	28,105	113,996	—	194,315
Depreciation and amortization	8,707	4,451	24,236	2,834	40,228
Segment EBITDA	24,206	22,489	37,350
Identifiable assets	72,763	46,650	220,025	159,616	499,054
Capital expenditures	16,505	4,359	8,103	1,404	30,371

CARROLS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2005, 2004 and 2003

(in thousands of dollars, except share amounts)

A reconciliation of segment EBITDA to consolidated net income (loss) is as follows:

	Year Ended December 31,
	2005	2004	2003
Segment EBITDA:
Taco Cabana	$31,927	$30,082	$24,206
Pollo Tropical	28,691	27,891	22,489
Burger King	31,767	36,582	37,350

Subtotal	$92,385	94,555	84,045
Less:
Depreciation and amortization	33,096	38,521	40,228
Impairment losses	1,468	1,544	4,151
Interest expense	42,972	35,383	37,334
Provision (benefit) for income taxes	2,760	(6,720)	741
Bonus to employees and director	—	20,860	—
Stock-based compensation expense	16,432	1,818	253
Loss on extinguishment of debt	—	8,913	—
Other expense	—	2,320	—

Net income (loss)	$(4,343)	$(8,084)	$1,338

14. Commitments and Contingencies

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

15. Retirement Plans

The Company offers its salaried employees the option to participate in the Carrols Corporation Retirement Savings Plan (“the Retirement Plan”). The Retirement Plan includes a savings option pursuant to section 401(k) of the Internal Revenue Code in addition to a post tax savings option. The Company may elect to contribute to

CARROLS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2005, 2004 and 2003

(in thousands of dollars, except share amounts)

the Retirement Plan on an annual basis. The Company’s contributions are equal to 50% of the employee’s contribution to a maximum Company contribution of $520 annually for any plan year that the Company participates in an employee match. Under the Retirement Plan the Company’s contributions begin to vest after one year and fully vest after five years of service. A year of service is defined as a plan year during which an employee completes at least 1,000 hours of service. Participating employees may contribute up to 18% of their salary annually to either of the savings options, subject to other limitations. The employees have various investment options available under a trust established by the Retirement Plan. Contributions to the Retirement Plan were $403 and $432 for the years ended December 31, 2005 and 2003, respectively. For the 2004 plan year, the Company did not make any matching contributions.

The Company also has a Deferred Compensation Plan which permits employees not eligible to participate in the Carrols Corporation Plan because they have been excluded as “highly compensated” employees (as so defined in the Plan), to voluntarily defer portions of their base salary and annual bonus. All amounts deferred by the participants earn interest at 8% per annum. There is no Company matching on any portion of the funds. At December 31, 2005 there was a total of $870 deferred under this plan, including accrued interest.

16. Postretirement Benefits

The Company provides postretirement medical and life insurance benefits covering substantially all Burger King administrative and restaurant management salaried employees. A December 31 measurement date is used for the postretirement benefits. The following is the plan status and accumulated postretirement benefit obligation (APBO) at December 31, 2005 and 2004:

	2005	2004
Change in benefit obligation:
Benefit obligation at beginning of year	$4,943	$4,310
Service cost	395	381
Interest cost	280	251
Plan participant’s contributions	8	1
Actuarial loss	598	107
Benefits paid	(149)	(107)

Benefit obligation at end of year	6,075	4,943
Change in plan assets:
Fair value of plan assets at beginning of year	—	—
Employer contributions	141	106
Plan participant’s contributions	8	1
Benefits paid	(149)	(107)

Fair value of plan assets at end of year	—	—

Funded status	6,075	4,943
Unrecognized prior service cost	73	103
Unrecognized net actuarial net loss	(2,080)	(1,542)

Accrued benefit cost	$4,068	$3,504

Weighted average assumptions:
Discount rate used to determine benefit obligations	5.55%	5.75%

Discount rate used to determine net periodic benefit cost	5.75%	6.15%

CARROLS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2005, 2004 and 2003

(in thousands of dollars, except share amounts)

The discount rate is determined based on high-quality fixed income investments that match the duration of expected retiree medical and life insurance benefits. The Company has typically used the corporate AA/Aa bond rate for this assumption.

Assumed health care cost trend rates at December 31:

	2005	2004	2003
Medical benefits cost trend rate assumed for the following year	8.00%	8.25%	8.50%
Prescription drug benefit cost trend rate assumed for the following year	11.00%	12.00%	12.00%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	5.00%	5.00%	5.00%
Year that the rate reaches the ultimate trend rate	2012	2012	2010

During 2006, the Company expects to contribute approximately $91 to its postretirement benefit plan. The benefits expected to be paid in each year from 2006 through 2010 are $102, $110, $118, $136 and $158, respectively, and for the years 2011-2015 the aggregate amount of $1,318.

	2005	2004	2003
Components of net periodic post retirement benefit cost:
Service cost	$395	$381	$287
Interest cost	280	251	232
Amortization of gains and losses	61	46	37
Amortization of unrecognized prior service cost	(30)	(30)	(30)

Net periodic postretirement benefit cost	$706	$648	$526

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in the health care cost trend rates would have the following effects:

	1% Increase	1% Decrease
Effect on total of service and interest cost components	$170	$(135)
Effect on postretirement benefit obligation	1,267	(1,017)

17. Guarantor Financial Statements

The Company’s obligation under the $180.0 million 9% senior subordinated notes are, and the $170.0 million 9 1/2% senior subordinated notes of the Company were, jointly and severally guaranteed in full on an unsecured senior subordinated basis by certain of the Company’s subsidiaries (“Guarantor Subsidiaries”), all of which are directly or indirectly wholly-owned by the Company. These subsidiaries are:

Cabana Beverages, Inc.

Cabana Bevco LLC

Carrols Realty Holdings

Carrols Realty I Corp.

Carrols Realty II Corp.

Carrols J.G. Corp.

Quanta Advertising Corp.

CARROLS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2005, 2004 and 2003

(in thousands of dollars, except share amounts)

Pollo Franchise, Inc.

Pollo Operations, Inc.

Taco Cabana, Inc.

TP Acquisition Corp.

TC Bevco LLC

T.C. Management, Inc.

TC Lease Holdings III, V and VI, Inc.

Get Real, Inc.

Texas Taco Cabana, L.P.

The following supplemental financial information sets forth on a condensed consolidating basis, consolidating balance sheets, statements of operations and statements of cash flows for the Parent Company only, Guarantor Subsidiaries and for the Company as of December 31, 2005 and 2004 and for the years ended December 31, 2005, 2004 and 2003.

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

CARROLS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONSOLIDATING BALANCE SHEET

December 31, 2005

(in thousands of dollars)

	Parent Company Only	Guarantor Subsidiaries	Eliminations	Consolidated Total
ASSETS
Current assets:
Cash and cash equivalents	$7,493	$1,838	$—	$9,331
Trade and other receivables, net	608	2,409	—	3,017
Inventories	3,767	1,566	—	5,333
Prepaid rent	2,600	1,876	—	4,476
Prepaid expenses and other current assets	1,292	3,343	—	4,635
Refundable income taxes	593	—	—	593
Deferred income taxes	3,081	2,225	(439)	4,867

Total current assets	19,434	13,257	(439)	32,252
Property and equipment, net	85,999	155,078	(23,571)	217,506
Franchise rights, net	86,490	—	—	86,490
Goodwill	1,450	123,484	—	124,934
Intangible assets, net	—	1,465	—	1,465
Franchise agreements, net	5,869	—	—	5,869
Intercompany receivable (payable)	159,161	(159,735)	574	—
Investment in subsidiaries	21,478	—	(21,478)	—
Deferred income taxes	5,611	7,668	—	13,279
Other assets	10,231	5,968	(1,049)	15,150

Total assets	$395,723	$147,185	$(45,963)	$496,945

LIABILITIES AND STOCKHOLDER’S EQUITY (DEFICIT)
Current liabilities:
Current portion of long-term debt	$2,340	$248	$—	$2,588
Accounts payable	7,327	11,695	—	19,022
Accrued interest	7,615	—	—	7,615
Accrued payroll, related taxes and benefits	8,940	6,763	—	15,703
Other liabilities	7,933	4,832	—	12,765

Total current liabilities	34,155	23,538	—	57,693
Long-term debt, net of current portion	389,892	1,216	—	391,108
Lease financing obligations	48,817	90,613	(28,532)	110,898
Deferred income—sale-leaseback of real estate	5,664	2,327	2,669	10,660
Accrued postretirement benefits	4,068	—	—	4,068
Other liabilities	16,638	9,222	169	26,029

Total liabilities	499,234	126,916	(25,694)	600,456
Commitments and contingencies
Stockholder’s equity (deficit)	(103,511)	20,269	(20,269)	(103,511)

Total liabilities and stockholder’s equity (deficit)	$395,723	$147,185	$(45,963)	$496,945

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

CARROLS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONSOLIDATED STATEMENT OF OPERATIONS

FOR THE YEAR ENDED DECEMBER 31, 2005

(in thousands of dollars)

	Parent Company Only	Guarantor Subsidiaries	Eliminations	Consolidated Total
Revenues:
Restaurant sales	$360,096	$345,326	$—	$705,422
Franchise royalty revenues and fees	—	1,488	—	1,488

Total revenues	360,096	346,814	—	706,910

Cost and expenses:
Cost of sales	99,067	105,553	—	204,620
Restaurant wages and related expenses	113,404	91,207	—	204,611
Restaurant rent expense	21,200	11,126	2,342	34,668
Other restaurant operating expenses	55,599	47,322	—	102,921
Advertising expense	14,206	11,317	—	25,523
General and administrative (including stock-based compensation expense of $16,432)	33,184	25,430	—	58,614
Depreciation and amortization	19,649	13,926	(479)	33,096
Impairment losses	1,373	95	—	1,468

Total operating expenses	357,682	305,976	1,863	665,521

Income from operations	2,414	40,838	(1,863)	41,389
Interest expense	36,220	9,346	(2,594)	42,972
Intercompany interest allocations	(18,225)	18,225	—	—

Income (loss) before income taxes	(15,581)	13,267	731	(1,583)
Provision (benefit) for income taxes	(3,860)	6,361	259	2,760
Equity income from subsidiaries	7,378	—	(7,378)	—

Net income (loss)	$(4,343)	$6,906	$(6,906)	$(4,343)

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

CARROLS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONSOLIDATING STATEMENT OF CASH FLOWS

Year Ended December 31, 2005

(in thousands of dollars)

	Parent Company Only	Guarantor Subsidiaries	Eliminations	Consolidated Total
Cash flows provided from (used for) operating activities:
Net income (loss)	$(4,343)	$6,906	$(6,906)	$(4,343)
Adjustments to reconcile net income (loss) to net cash provided from (used for) operating activities:
Gain on disposal of property and equipment	(35)	(585)	—	(620)
Stock based compensation expense	10,883	5,427	—	16,310
Depreciation and amortization	19,649	13,926	(479)	33,096
Amortization of deferred financing costs	1,395	257	(123)	1,529
Amortization of unearned purchase discounts	(2,156)	—	—	(2,156)
Amortization of deferred gains from sale-leaseback transactions	(213)	(115)	(153)	(481)
Impairment losses	1,373	95	—	1,468
Accretion of interest on lease financing obligations.	(75)	461	(42)	344
Deferred income taxes	(1,876)	2,660	252	1,036
Changes in payroll and related accounts	(27,996)	(2,050)	—	(30,046)
Changes in other operating assets and liabilities	(5,388)	3,808	7,451	5,871

Net cash provided from (used for) operating activities	(8,782)	30,790	—	22,008

Cash flows used for investing activities:
Capital expenditures:
New restaurant development	(1,234)	(19,379)	—	(20,613)
Restaurant remodeling	(2,634)	(1,384)	—	(4,018)
Other restaurant capital expenditures	(2,745)	(5,939)	—	(8,684)
Corporate and restaurant information systems	(791)	(528)	—	(1,319)
Acquisition of restaurants	—	(4,215)	—	(4,215)

Net capital expenditures	(7,404)	(31,445)	—	(38,849)
Purchased properties for sale-leaseback	(275)	(816)	—	(1,091)
Proceeds from sale-leaseback transactions	3,519	1,718	—	5,237
Proceeds from dispositions of property and equipment	126	669	—	795

Net cash used for investing activities	(4,034)	(29,874)	—	(33,908)

Cash flows used for financing activities:
Scheduled principal payments on term loans	(2,200)	—	—	(2,200)
Principal pre-payments on term loans	(6,000)	—	—	(6,000)
Financing costs associated with issuance of debt	(542)	—	—	(542)
Settlement of lease financing obligation	—	(1,074)	—	(1,074)
Principal payments on capital leases	(144)	(275)	—	(419)

Net cash used for financing activities	(8,886)	(1,349)	—	(10,235)

Net decrease in cash and cash equivalents	(21,702)	(433)	—	(22,135)
Cash and cash equivalents, beginning of year	29,195	2,271	—	31,466

Cash and cash equivalents, end of year	$7,493	$1,838	$—	$9,331

CARROLS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONSOLIDATING STATEMENT OF CASH FLOWS

Year Ended December 31, 2004

(in thousands of dollars)

	Parent Company Only	Guarantor Subsidiaries	Eliminations	Consolidated Total
Cash flows provided from operating activities:
Net income (loss)	$(8,084)	$4,437	$(4,437)	$(8,084)
Adjustments to reconcile net income (loss) to net cash provided from operating activities:
(Gain)/loss on disposal of property and equipment	(288)	112	—	(176)
Stock-based compensation expense	35	1,783	—	1,818
Depreciation and amortization	23,186	15,810	(475)	38,521
Amortization of deferred financing costs	1,396	265	(134)	1,527
Amortization of unearned purchase discounts	(2,154)	—	—	(2,154)
Amortization of deferred gains from sale-leaseback transactions	(205)	(100)	(153)	(458)
Impairment losses	1,544	—	—	1,544
Accretion of interest lease financing obligations	(33)	478	(39)	406
Loss on extinguishment of debt	8,913	—	—	8,913
Deferred income taxes	(7,898)	1,259	173	(6,466)
Changes in other operating assets and liabilities	36,954	(18,199)	5,065	23,820

Net cash provided from operating activities	53,366	5,845	—	59,211

Cash flows used for investing activities:
Capital expenditures:
New restaurant development	(1,053)	(8,601)	—	(9,654)
Restaurant remodeling	(845)	—	—	(845)
Other restaurant expenditures	(2,913)	(4,590)	—	(7,503)
Corporate and restaurant information systems	(734)	(337)	—	(1,071)

Total capital expenditures	(5,545)	(13,528)	—	(19,073)
Properties purchased for sale-leaseback transactions	(1,574)	—	—	(1,574)
Proceeds from sale-leaseback transactions	6,263	4,721	—	10,984
Proceeds from dispositions of property and equipment	488	686	—	1,174

Net cash used for investing activities	(368)	(8,121)	—	(8,489)

Cash flows provided from (used for) financing activities:
Payments on revolving credit facility, net	(600)	—	—	(600)
Scheduled principal payments on term loans	(10,125)	—	—	(10,125)
Proceeds from issuance of debt	400,000	—	—	400,000
Tender and redemption of 9 1/2% senior subordinated notes	(175,756)	—	—	(175,756)
Repayment of borrowings under previous credit facility	(113,375)	—	—	(113,375)
Financing costs associated with issuance of debt and lease financing obligations	(8,853)	(160)	—	(9,013)
Proceeds from lease financing obligations	1,250	3,250	—	4,500
Dividends paid	(116,794)	—	—	(116,794)
Payments on other notes payable	(117)	—	—	(117)
Principal payments on capital leases	(141)	(249)	—	(390)

Net cash provided from (used for) financing activities	(24,511)	2,841	—	(21,670)

Net increase in cash and cash equivalents	28,487	565	—	29,052
Cash and cash equivalents, beginning of year	708	1,706	—	2,414

Cash and cash equivalents, end of year	$29,195	$2,271	$—	$31,466

CARROLS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONSOLIDATING STATEMENT OF CASH FLOWS

Year Ended December 31, 2003

(in thousands of dollars)

	Parent Company Only	Guarantor Subsidiaries	Eliminations	Consolidated Total
Cash flows provided from (used for) operating activities:
Net income (loss)	$1,338	$(9,293)	$9,293	$1,338
Adjustments to reconcile net income (loss) to net cash provided from (used for) operating activities:
(Gain)/loss on disposal of property and equipment	(837)	451	—	(386)
Stock-based compensation expense	—	253	—	253
Depreciation and amortization	26,010	14,472	(254)	40,228
Amortization of deferred financing costs	1,414	205	(79)	1,540
Amortization of unearned purchase discounts	(2,146)	—	—	(2,146)
Amortization of deferred gains from sale-leaseback transactions	(63)	(27)	(90)	(180)
Impairment losses	706	3,445	—	4,151
Accretion of interest on lease financing obligations	35	429	(21)	443
Deferred income taxes	(2,625)	1,454	15	(1,156)
Changes in other operating assets and liabilities	37,194	(26,066)	(8,864)	2,264

Net cash provided from (used for) operating activities	61,026	(14,677)	—	46,349

Cash flows provided from (used for) investing activities:
Capital expenditures:
New restaurant development	(2,873)	(15,833)	—	(18,706)
Restaurant remodeling	(3,170)	(147)	—	(3,317)
Other restaurant expenditures	(2,061)	(4,883)	—	(6,944)
Corporate and restaurant information systems	(850)	(554)	—	(1,404)

Total capital expenditures	(8,954)	(21,417)	—	(30,371)
Properties purchased for sale-leaseback	—	(3,149)	—	(3,149)
Proceeds from sale-leaseback transactions	7,433	14,976	21,771	44,180
Proceeds from dispositions of property and equipment	1,251	2,670	—	3,921

Net cash provided from (used for) investing activities	(270)	(6,920)	21,771	14,581

Cash flows provided from (used for) financing activities:
Payments on revolving credit facility, net	(52,200)	—	—	(52,200)
Scheduled principal payments on term loans	(11,000)	—	—	(11,000)
Financing costs associated with lease financing obligations	(186)	(1,159)	1,159	(186)
Proceeds from lease financing obligations, net	3,625	22,930	(22,930)	3,625
Payments on other notes payable	(847)	—	—	(847)
Principal payments on capital leases	(155)	(291)	—	(446)

Net cash provided from (used for) financing activities	(60,763)	21,480	(21,771)	(61,054)

Net decrease in cash and cash equivalents	(7)	(117)	—	(124)
Cash and cash equivalents, beginning of year	715	1,823	—	2,538

Cash and cash equivalents, end of year	$708	$1,706	$—	$2,414

CARROLS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2005, 2004 and 2003

(in thousands of dollars, except share amounts)

Note 18. Selected Quarterly Financial Data (Unaudited)

	Quarter Ended
2005		June 30(1)			September 30	December 31
	March 31	As Previously Reported	As Restated
Total revenues	$169,516	$181,800	$181,800		$181,286	$174,308
Gross profit (2)	30,824	34,986	35,134		36,514	31,587
Net income (loss)	873	(11,147)	(11,354	)(3)	5,262	876

	Quarter Ended
2004	March 31	June 30	September 30	December 31
Total revenues	$156,900	$177,923	$178,162	$184,894
Gross profit (2)	29,288	35,549	34,732	36,746
Net income (loss)	(217)	2,632	1,615	(12,114	)(4)

(1)	As reported in Amendment No. 1 to the Company’s 2004 Annual Report on Form 10-K/A, restatements that affect the net income in the second quarter of 2005 are to: (i) correct our accounting for the depreciation of assets and recording of interest expense associated with sale-leaseback transactions accounted for under the financing method and; (ii) record twelve real estate transactions as financing transactions as required under SFAS No. 98 rather than as sale-leaseback transactions as previously reported.
(2)	Gross profit is defined as total revenues less cost of sales, restaurant wages and related expenses, restaurant rent expense, other restaurant operating expenses and advertising expenses.
(3)	In the second quarter of 2005, the Company recorded stock-based compensation expense of $16.4 million in connection with stock awards issued in the second quarter of 2005 (See Note 12).
(4)	In the fourth quarter of 2004, the Company recorded a $20.9 million non-recurring bonus payment including taxes (See Note 11) and incurred an $8.9 million loss on early extinguishment of debt associated with the December 2004 refinancing (See Note 7).

CARROLS CORPORATION AND SUBSIDIARIES

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

Years Ended December 31, 2005, 2004 and 2003

(in thousands of dollars)

Column A	Column B	Col. C				Col. D		Col. E
Description	Balance at Beginning of Period	Charged to Costs and Expenses		Charged to other accounts		Deductions		Balance at End of Period
Year ended December 31, 2005:
Reserve for doubtful trade accounts receivable	$81	—		—		$(81	)(a)	$—
Reserve for note receivable	1,159	—		—		(65	)(c)	1,094
Deferred income tax valuation allowance	—	1,119	(d)	—		—		1,119
Year ended December 31, 2004:
Reserve for doubtful trade accounts receivable	$94	$—		$—		$(13	)(a)	$81
Reserve for note receivable	1,184	—		—		(25	)(c)	1,159
Year ended December 31, 2003:
Reserve for doubtful trade accounts receivable	$128	$—		$—		$(34	)(a)	$94
Reserve for note receivable	—	—		1,200	(b)	(16	)(c)	1,184

(a)	Represents write-offs of accounts.
(b)	Represents the establishment of a reserve for the total amount of a note receivable at the date of its issuance.
(c)	Represents payments received on this fully reserved note.
(d)	Represents the establishment of a valuation allowance on certain deferred tax assets.

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