Form 10-Q
period 2006-04-02
CARROLS CORP
filed 2006-06-30
CIK 17927

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 2, 2006

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

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

QUARTER ENDED MARCH 31, 2006

PART I—FINANCIAL INFORMATION

ITEM 1—INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

CARROLS CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

(Unaudited)

	March 31, 2006	December 31, 2005
ASSETS
Current assets:
Cash and cash equivalents	$5,085	$9,331
Trade and other receivables	3,584	3,017
Inventories	5,191	5,333
Prepaid rent	4,810	4,476
Prepaid expenses and other current assets	5,915	4,635
Refundable income taxes	—	593
Deferred income taxes	4,867	4,867

Total current assets	29,452	32,252
Property and equipment, net (Note 3)	213,945	217,506
Franchise rights, at cost less accumulated amortization of $53,384 and $52,649, respectively (Note 4)	85,754	86,490
Goodwill (Note 4)	124,934	124,934
Intangible assets, net (Note 4)	1,393	1,465
Franchise agreements, at cost less accumulated amortization of $5,308 and $5,208, respectively	5,811	5,869
Deferred income taxes	13,615	13,279
Other assets	14,729	15,150

Total assets	$489,633	$496,945

LIABILITIES AND STOCKHOLDER’S DEFICIT
Current liabilities:
Current portion of long-term debt (Note 5)	$2,565	$2,588
Accounts payable	18,817	19,022
Accrued interest	4,746	7,615
Accrued payroll, related taxes and benefits	14,706	15,703
Accrued income taxes payable	1,311	—
Other liabilities	13,611	12,765

Total current liabilities	55,756	57,693
Long-term debt, net of current portion (Note 5)	381,978	391,108
Lease financing obligations	110,974	110,898
Deferred income—sale-leaseback of real estate	12,398	10,660
Accrued postretirement benefits	4,241	4,068
Other liabilities (Note 7)	26,270	26,029

Total liabilities	591,617	600,456
Commitments and contingencies (Note 10)
Stockholder’s deficit:
Common stock, par value $1; authorized 1,000 shares, issued and outstanding—10 shares	—	—
Additional paid-in capital	(75,948)	(75,948)
Accumulated deficit	(26,036)	(27,563)

Total stockholder’s deficit	(101,984)	(103,511)

Total liabilities and stockholder’s deficit	$489,633	$496,945

The accompanying notes are an integral part of these consolidated financial statements.

CARROLS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2006 AND 2005

(In thousands)

(Unaudited)

	2006	2005
Revenues:
Restaurant sales	$182,213	$169,138
Franchise royalty revenues and fees	330	378

Total revenues	182,543	169,516

Costs and expenses:
Cost of sales	51,913	48,838
Restaurant wages and related expenses	53,742	50,075
Restaurant rent expense	9,020	8,893
Other restaurant operating expenses	26,448	24,196
Advertising expense	6,912	6,563
General and administrative (including stock-based compensation expense of $75 in 2005)	12,292	10,562
Depreciation and amortization	8,317	8,365
Impairment losses (Note 3)	224	446

Total operating expenses	168,868	157,938

Income from operations	13,675	11,578
Interest expense	11,389	10,273

Income before income taxes	2,286	1,305
Provision for income taxes (Note 6)	759	432

Net income	$1,527	$873

The accompanying notes are an integral part of these consolidated financial statements.

CARROLS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

THREE MONTHS ENDED MARCH 31, 2006 AND 2005

(In thousands)

(Unaudited)

	2006	2005
Cash flows provided from (used for) operating activities:
Net income	$1,527	$873
Adjustments to reconcile net income to net cash provided from (used for) operating activities:
Gain on disposal of property and equipment	(35)	—
Stock-based compensation	—	75
Depreciation and amortization	8,317	8,365
Amortization of deferred financing costs	385	377
Amortization of unearned purchase discounts	(540)	(539)
Amortization of deferred gains from sale-leaseback transactions	(147)	(120)
Impairment losses	224	446
Accretion of interest on lease financing obligations	78	84
Deferred income taxes	(336)	(329)
Decrease in accrued bonus to employees and director	—	(20,860)
Decrease in accrued payroll, related taxes and benefits	(997)	(10,781)
Changes in other operating assets and liabilities	(1,205)	1,946

Net cash provided from (used for) operating activities	7,271	(20,463)

Cash flows used for investing activities:
Capital expenditures:
New restaurant development	(6,518)	(3,346)
Restaurant remodeling	(1,678)	(176)
Other restaurant expenditures	(1,445)	(1,265)
Corporate and restaurant information systems	(477)	(287)

Total capital expenditures	(10,118)	(5,074)
Properties purchased for sale-leaseback	(1,655)	(275)
Proceeds from sale-leaseback transactions	9,413	—

Net cash used for investing activities	(2,360)	(5,349)

Cash flows used for financing activities:
Scheduled principal payments on term loans	(550)	(550)
Principal pre-payments on term loans	(8,500)	—
Principal payments on capital leases	(103)	(102)
Financing costs associated with issuance of debt	(4)	(177)

Net cash used for financing activities	(9,157)	(829)

Decrease in cash and cash equivalents	(4,246)	(26,641)
Cash and cash equivalents, beginning of period	9,331	31,466

Cash and cash equivalents, end of period	$5,085	$4,825

Supplemental disclosures:
Interest paid on long-term debt	$11,062	$3,136
Interest paid on lease financing obligations	$2,667	$2,683
Decrease in accruals for capital expenditures	$(151)	$(764)
Income taxes refunded, net	$(810)	$(1,101)

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

Business Description. At March 31, 2006 the Company operated, as franchisee, 334 quick-service restaurants under the trade name “Burger King” in thirteen Northeastern, Midwestern and Southeastern states. At March 31, 2006, the Company also owned and operated 70 Pollo Tropical restaurants located in Florida and franchised a total of 26 Pollo Tropical restaurants; 22 in Puerto Rico, two in Ecuador and two in Florida. At March 31, 2006, the Company owned and operated 136 Taco Cabana restaurants located primarily in Texas and franchised two Taco Cabana restaurants in New Mexico and one in Georgia.

Fiscal Year. The Company uses a 52-53 week fiscal year ending on the Sunday closest to December 31. All references herein to the fiscal years ended January 1, 2006 and January 2, 2005 will be referred to as the fiscal years ended December 31, 2005 and 2004, respectively. Similarly, all references herein to the three months ended April 2, 2006 and April 3, 2005 will be referred to as the three months ended March 31, 2006 and March 31, 2005, respectively.

Basis of Presentation. The accompanying unaudited consolidated financial statements for the three months ended March 31, 2006 and 2005 have been prepared without an audit, pursuant to the rules and regulations of the Securities and Exchange Commission and do not include all of the information and the footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all normal and recurring adjustments considered necessary for a fair presentation of such financial statements have been included. The results of operations for the three months ended March 31, 2006 and 2005 are not necessarily indicative of the results to be expected for the full year.

These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2005 contained in the Company’s 2005 Annual Report on Form 10-K. The December 31, 2005 balance sheet data is derived from those audited financial statements.

Use of Estimates. The preparation of the financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Significant items subject to such estimates include: accrued occupancy costs, insurance liabilities, legal obligations, income taxes, evaluation of goodwill, long-lived assets and Burger King franchise rights for impairment and lease accounting matters. Actual results could differ from those estimates.

2. Stock-Based Compensation

Effective May 3, 2005, Holdings issued an aggregate of 260,600 shares of Holdings common stock in exchange for the cancellation and termination of an identical number of outstanding options to purchase shares of Holdings common stock. During the second quarter of 2005, Holdings also issued an additional 5,440 shares of Holdings common stock in separate awards. As a consequence of the exchange, all outstanding stock options were cancelled and terminated. All shares were issued pursuant to stock award agreements, which provide that such shares are fully vested and non-forfeitable upon issuance, but may not be sold or otherwise disposed of for a period of two years from the date of issuance. Such agreements also provide that up to an aggregate of 16% of each recipients’ shares (for those recipients that were issued 100 or more shares) are subject to repurchase by Holdings (at its option) after December 31, 2006 under certain circumstances described in the award agreements. In addition, such shares may be subject to repurchase by Holdings (at its option) in the event of a termination of employment before the occurrence of certain events.

Statement of Financial Accounting Standards (“SFAS”) 123, “Accounting for Stock-Based Compensation,” (“SFAS 123”) permitted entities to recognize as an expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS 123, as amended, allowed entities to continue to apply the provisions of Accounting Principles Board No. 25, “Accounting for Stock Issued to Employees,” (“APB 25”) and provide pro forma net income disclosures for employee stock option grants as if the fair-value-based method defined in SFAS 123 has been applied. The Company elected to continue applying the provisions of APB 25 and to provide the pro forma disclosure provisions of SFAS 123 during 2005.

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123(R), “Share-Based Payment” (“SFAS 123R”) which requires companies to measure and recognize compensation expense for all share-based payments at fair value. In addition, the FASB has issued a number of supplements to SFAS 123R to guide the implementation of this new accounting pronouncement. Share-based payments include stock option grants and other equity-based awards granted under the Company’s long-term incentive and stock option plans. SFAS 123R was effective for the Company

CARROLS CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(in thousands of dollars, except share amounts)

beginning January 1, 2006. The Company used the modified prospective transition method, which requires that compensation cost be recognized in the financial statements for all awards granted after the date of adoption as well as for existing awards for which the requisite service has not been rendered as of the date of adoption (the “Existing Awards”) and requires that prior periods not be restated. However, as all shares of stock issued in the stock award in the second quarter of 2005 were fully vested and the Company did not have any stock options outstanding at December 31, 2005 and March 31, 2006, the Company has not recorded any stock-based compensation expense related to the adoption of SFAS 123R. The Company is currently evaluating valuation models to be utilized for any future grants.

SFAS 123R also requires an entity to calculate the pool of excess tax benefits available to absorb tax deficiencies recognized subsequent to adopting SFAS 123R (the “APIC Pool”). In November 2005, the FASB issued FSP No. SFAS 123(R)-3 “Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards.” This FSP provides an elective alternative simplified method for calculating the pool of excess tax benefits available to absorb tax deficiencies recognized subsequent to the adoption of SFAS 123R and reported in the consolidated statements of cash flows. Companies may take up to one year from the effective date of the FSP to evaluate the available transition alternatives and make a one-time election as to which method to adopt. The Company is currently in the process of evaluating the alternative methods.

The following table presents the Company’s pro forma net income for the three months ended March 31, 2005 had compensation cost been determined based upon the fair value of the stock options at the grant date consistent with the fair-value based method of SFAS 123:

Net income as reported	$873
Add: Stock-based compensation expense included in reported net income, net of related tax effects	49
Deduct: Stock-based compensation expense determined under the fair-value based method for all awards, net of related tax effects	(58)

Pro forma net income	$864

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

For the three months ended March 31, 2006 and 2005, the Company recorded impairment losses on long-lived assets for its segments as follows:

	2006	2005
Burger King	$224	$446

4. Goodwill, Franchise Rights and Intangible Assets

Goodwill. Goodwill is reviewed for impairment annually, or more frequently when events and circumstances indicate that the carrying amounts may be impaired. The Company performs its annual impairment assessment as of December 31 and does not believe circumstances have changed since the last assessment date which would make it necessary to reassess their values. Goodwill balances are summarized below:

	Taco Cabana	Pollo Tropical	Burger King	Total
Goodwill at December 31, 2005 and March 31, 2006	$67,177	$56,307	$1,450	$124,934

CARROLS CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(in thousands of dollars, except share amounts)

Franchise Rights. Amounts allocated to franchise rights for each acquisition are amortized using the straight-line method over the average remaining term of the acquired franchise agreements at January 1, 2002 plus one twenty-year renewal period. The Company assesses the potential impairment of franchise rights whenever events or changes in circumstances indicate that the carrying value may not be recoverable. If an indicator of impairment exists for any of its assets, an estimate of the aggregate undiscounted future cash flows from the acquired restaurants is compared to the respective carrying value of franchise rights for each Burger King acquisition. If an asset is determined to be impaired, the loss is measured by the excess of the carrying amount of the asset over its fair value. The Company recorded no impairment charges against franchise rights for the three months ended March 31, 2006 and 2005.

Amortization expense related to franchise rights for the three months ended March 31, 2006 and 2005 was $735 and $804, respectively.

Intangible Assets. In the third quarter of 2005, the Company acquired four Taco Cabana restaurants from a franchisee. Under Emerging Issues Task Force Issue No. 04 -1, “Accounting for Preexisting Relationships between the Parties to a Business Combination (“EITF 04-1”), certain reacquired rights, including the right to the acquirer’s trade name, are required to be recognized as intangible assets apart from goodwill. The Company allocated $1.6 million of the purchase price to this intangible asset.

5. Long-term Debt

The Company’s senior credit facility provides for a revolving credit facility under which it may borrow up to $50.0 million (including a sub limit of up to $20.0 million for letters of credit and up to $5.0 million for swingline loans), a $220.0 million term loan B facility and incremental facilities (as defined in the new senior credit facility), at its option, of up to $100.0 million, subject to the satisfaction of certain conditions. At March 31, 2006, $202.8 million was outstanding under the term B facility and no amounts were outstanding under the revolving credit facility. After reserving $15.2 million for letters of credit guaranteed by the facility, $34.8 million was available for borrowings under the revolving credit facility at March 31, 2006. The Company was in compliance with the covenants under its senior credit facility as of March 31, 2006.

As a result of the restatement of the Company’s financial statements as previously reported in Amendment No. 1 to the Company’s 2004 Annual Report on Form 10-K/A, the Company was in default under its senior credit facility by failing to timely furnish its interim consolidated financial statements for the third quarter of 2005 to its lenders. On December 6, 2005, the Company obtained a Consent and Waiver from its lenders under the senior credit facility that permitted the Company to extend the time to deliver its consolidated financial statements for the third quarter of 2005 to February 15, 2006. On February 15, 2006, the Company obtained a Consent and Waiver from its lenders under the senior credit facility that permitted the Company to extend the time period to deliver its consolidated financial statements for the third quarter of 2005 to June 30, 2006. This waiver also permitted the Company to extend the time period to deliver its annual audited consolidated financial statements for 2005 and its consolidated financial statements for the first fiscal quarter of 2006 to June 30, 2006. The Company subsequently delivered these financial statements on June 30, 2006.

On December 15, 2004, the Company issued $180 million of 9% Senior Subordinated Notes due 2013. Restrictive covenants under the senior subordinated notes include limitations with respect to the Company’s ability to issue additional debt, incur liens, sell or acquire assets or businesses, pay dividends and make certain investments. Restrictive covenants under the 9% senior subordinated notes include limitations with respect to the Company’s ability to incur additional debt, incur liens, sell or acquire assets or businesses, pay dividends and make certain investments. Except for the Company’s obligation to timely furnish and file its Quarterly Report on Form 10-Q for the third quarter of 2005 and its 2005 Annual Report on Form 10-K, the Company was in compliance at March 31, 2006, with the restrictive covenants in the indenture governing the senior subordinated notes. The Company subsequently has furnished and filed these two filings.

6. Income Taxes

The income tax provision for the three months ended March 31, 2006 and 2005 was comprised of the following:

	2006	2005
Current	$1,095	$761
Deferred	(336)	(329)

	$759	$432

CARROLS CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(in thousands of dollars, except share amounts)

The provision for income taxes for the first quarter of 2006 was derived using an estimated effective annual income tax rate for 2006 of 33.2%. The provision for income taxes in the first quarter of 2005 is based on an effective rate of 33%.

7. Other Liabilities

Other long-term liabilities at March 31, 2006 and December 31, 2005 consisted of the following:

	March 31, 2006	December 31, 2005
Unearned purchase discounts	$6,133	$6,686
Accrued occupancy costs	10,573	10,674
Accrued workers’ compensation costs	4,825	4,615
Other	4,739	4,054

	$26,270	$26,029

In 2001, management made the decision to close seven Taco Cabana restaurants in the Phoenix, Arizona market and discontinue restaurant development underway in that market. At each of the periods ended March 31, 2006 and December 31, 2005, the Company had $1.1 million in lease liability reserves that are included in accrued occupancy costs.

The following table presents the activity in the exit cost reserve:

	Three Months Ended March 31,
	2006	2005
Balance, beginning of period	$1,083	$756
Additions	—	—
Payments	(31)	(32)

Balance, end of period	$1,052	$724

8. Postretirement Benefits

The Company provides postretirement medical and life insurance benefits covering substantially all Burger King administrative and restaurant management salaried employees. A December 31 measurement date is used for postretirement benefits.

The following summarizes the components of net periodic benefit cost:

	Three Months Ended March 31,
	2006	2005
Components of net periodic benefit cost:
Service cost	$118	$62
Interest cost	83	49
Amortization of gains and losses	21	(5)
Amortization of unrecognized prior service cost	(7)	(7)

Net periodic postretirement benefit cost	$215	$99

As disclosed in the Company’s 2005 Annual Report on Form 10-K, the Company expected to contribute approximately $91 to its postretirement plan in 2006. During the three months ended March 31, 2006, the Company made contributions of $35 to its postretirement plan. The Company expects to make additional contributions during 2006.

9. Business Segment Information

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

Three Months Ended:	Taco Cabana	Pollo Tropical	Burger King	Other	Consolidated
March 31, 2006:
Total revenues	$55,240	$38,586	$88,717	$—	$182,543
Cost of sales	16,010	12,606	23,297	—	51,913
Restaurant wages and related expenses	15,729	9,523	28,490	—	53,742
Depreciation and amortization	2,030	1,364	4,600	323	8,317
Segment EBITDA	7,694	7,636	6,886
Capital expenditures, including acquisitions	3,244	4,283	2,114	477	10,118

March 31 2005:
Total revenues	$50,183	$34,447	$84,886	$—	$169,516
Cost of sales	14,537	11,381	22,920	—	48,838
Restaurant wages and related expenses	14,139	7,937	27,999	—	50,075
Depreciation and amortization	1,891	1,150	4,980	344	8,365
Segment EBITDA	7,324	7,350	5,790
Capital expenditures	1,623	2,625	539	287	5,074

Identifiable Assets:
At March 31, 2006	$69,959	$58,827	$180,037	$180,810	$489,633
At December 31, 2005	70,883	59,761	182,902	183,399	496,945

A reconciliation of our segments’ EBITDA to consolidated net income is as follows:

	Three Months Ended March 31,
	2006	2005
Segment EBITDA:
Taco Cabana	$7,694	$7,324
Pollo Tropical	7,636	7,350
Burger King	6,886	5,790

Subtotal	22,216	20,464

Less:
Depreciation and amortization	8,317	8,365
Impairment losses	224	446
Interest expense	11,389	10,273
Provision for income taxes	759	432
Stock-based compensation expense	—	75

Net income	$1,527	$873

CARROLS CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(in thousands of dollars, except share amounts)

10. Commitments and Contingencies

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

On November 30, 2002, four former hourly employees commenced a lawsuit against the Company in the United States District Court for the Western District of New York entitled Dawn Seever, et al. v. Carrols Corporation. The lawsuit alleges, in substance, that the Company violated certain minimum wage laws under the Federal Fair Labor Standards Act and related state laws by requiring employees to work without recording their time and by retaliating against those who complained. The plaintiffs seek damages, costs and injunctive relief. They also seek to notify, and eventually certify, a class consisting of current and former employees who, since 1998, have worked, or are working, for the Company. As a result of the July 21, 2005 Status Conference, the parties agreed to withdraw Plaintiff’s Motions to Certify and for National Discovery, and Defendant’s Motion to Disqualify Counsel and related motions, to allow both sides limited additional discovery. The Company has since filed a Motion for Summary Judgment that it believes should be scheduled for oral argument in early 2006. It is too early to evaluate the likelihood of an unfavorable outcome or estimate the amount or range of potential loss. Consequently, it is not possible to predict what adverse impact, if any, this case could have on the Company’s consolidated financial condition or consolidated results of operations and cash flows. The Company intends to continue to contest this case vigorously.

The Company is a party to various other litigation matters incidental to the conduct of business. The Company does not believe that the outcome of any of these matters will have a material adverse effect on its consolidated financial condition or results of operations and cash flows.

11. Recent Accounting Developments

In October 2005, the FASB issued Staff Position FAS 13-1, “Accounting for Rental Costs Incurred during a Construction Period,” which requires rental costs associated with ground or building operating leases that are incurred during a construction period to be recognized as rental expense. This Staff Position is effective for reporting periods beginning after December 15, 2005, and retrospective application is permitted but not required. The Company has not historically capitalized rent incurred during the construction period. Accordingly, Staff Position FAS 13-1 did not have any impact on the Company’s consolidated financial statements.

In March 2006, the Emerging Issues Task Force (“EITF”) issued EITF Issue 06-3, “How Sales Taxes Collected From Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement.” This Issue discussed how entities are to adopt a policy of presenting sales taxes in the income statement on either a gross or net basis. If taxes are significant, an entity should disclose its policy of presenting taxes and the amounts of taxes. The guidance is effective for periods beginning after December 15, 2006. The Company presents restaurant sales net of sales taxes and therefore Issue 06-3 will not impact the method for recording these sales taxes in the Company’s consolidated financial statements.

CARROLS CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(in thousands of dollars, except share amounts)

12. Guarantor Financial Statements

The Company’s obligations under the $180.0 million 9% senior subordinated notes are jointly and severally guaranteed in full on an unsecured senior subordinated basis by certain of the Company’s subsidiaries (“Guarantor Subsidiaries”), all of which are directly or indirectly wholly-owned by the Company. These subsidiaries are:

Cabana Beverages, Inc.

Cabana Bevco LLC

Carrols Realty Holdings Corp.

Carrols Realty I Corp.

Carrols Realty II Corp.

Carrols J.G. Corp.

Pollo Franchise, Inc.

Pollo Operations, Inc.

Quanta Advertising Corp.

Taco Cabana, Inc.

TP Acquisition Corp.

TC Bevco LLC

TC Lease Holdings III, V and VI, Inc.

T.C. Management, Inc.

Get Real, Inc.

Texas Taco Cabana, L.P.

The following supplemental financial information sets forth on a condensed consolidating basis, balance sheets as of March 31, 2006 and December 31, 2005, and statements of operations and statements of cash flows for the Parent Company only, Guarantor Subsidiaries and for the Company for the three months ended March 31, 2006 and 2005.

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

CONSOLIDATING BALANCE SHEET

March 31, 2006

(In thousands of dollars)

(Unaudited)

	Parent Company Only	Guarantor Subsidiaries	Eliminations	Consolidated Total
ASSETS
Current assets:
Cash and cash equivalents	$3,397	$1,688	$—	$5,085
Trade and other receivables, net	740	2,844	—	3,584
Inventories	3,496	1,695	—	5,191
Prepaid rent	2,883	1,927	—	4,810
Prepaid expenses and other current assets	1,836	4,079	—	5,915
Deferred income taxes	3,081	1,786	—	4,867

Total current assets	15,433	14,019	—	29,452
Property and equipment, net	84,442	159,245	(29,742)	213,945
Franchise rights, net	85,754	—	—	85,754
Goodwill	1,450	123,484	—	124,934
Intangible assets, net	—	1,393	—	1,393
Franchise agreements, net	5,811	—	—	5,811
Intercompany receivable (payable)	155,465	(156,004)	539	—
Investment in subsidiaries	24,523	—	(24,523)	—
Deferred income taxes	5,780	8,345	(510)	13,615
Other assets	9,934	6,171	(1,376)	14,729

Total assets	$388,592	$156,653	$(55,612)	$489,633

LIABILITIES AND STOCKHOLDER’S EQUITY (DEFICIT)
Current liabilities:
Current portion of long-term debt	$2,321	$244	$—	$2,565
Accounts payable	8,322	10,495	—	18,817
Accrued interest	4,746	—	—	4,746
Accrued payroll, related taxes and benefits	8,077	6,629	—	14,706
Accrued income taxes payable	1,311	—	—	1,311
Other liabilities	9,254	4,357	—	13,611

Total current liabilities	34,031	21,725	—	55,756
Long-term debt, net of current portion	380,823	1,155	—	381,978
Lease financing obligations	48,784	97,064	(34,874)	110,974
Deferred income—sale-leaseback of real estate	5,603	4,502	2,293	12,398
Accrued postretirement benefits	4,241	—	—	4,241
Other liabilities	17,094	8,990	186	26,270

Total liabilities	490,576	133,436	(32,395)	591,617
Commitments and contingencies
Stockholder’s equity (deficit)	(101,984)	23,217	(23,217)	(101,984)

Total liabilities and stockholder’s equity (deficit)	$388,592	$156,653	$(55,612)	$489,633

CONSOLIDATING BALANCE SHEET

December 31, 2005

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

CONSOLIDATING STATEMENT OF OPERATIONS

Three Months Ended March 31, 2006

(In thousands of dollars)

(Unaudited)

	Parent Company Only	Guarantor Subsidiaries	Eliminations	Consolidated Total
Revenues:
Restaurant sales	$88,717	$93,496	$—	$182,213
Franchise royalty revenues and fees	—	330	—	330

Total revenues	88,717	93,826	—	182,543

Costs and expenses:
Cost of sales	23,297	28,616	—	51,913
Restaurant wages and related expenses	28,490	25,252	—	53,742
Restaurant rent expense	5,385	3,029	606	9,020
Other restaurant operating expenses	13,747	12,701	—	26,448
Advertising expense	3,679	3,233	—	6,912
General and administrative	6,491	5,801	—	12,292
Depreciation and amortization	4,761	3,685	(129)	8,317
Impairment losses	224	—	—	224

Total operating expenses	86,074	82,317	477	168,868

Income from operations	2,643	11,509	(477)	13,675
Interest expense	9,704	2,365	(680)	11,389
Intercompany interest allocations	(4,556)	4,556	—	—

Income (loss) before income taxes	(2,505)	4,588	203	2,286
Provision (benefit) for income taxes	(987)	1,639	107	759
Equity income from subsidiaries	3,045	—	(3,045)	—

Net income	$1,527	$2,949	$(2,949)	$1,527

CONSOLIDATING STATEMENT OF OPERATIONS

Three Months Ended March 31, 2005

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

CONSOLIDATING STATEMENT OF CASH FLOWS

Three Months Ended March 31, 2006

(In thousands of dollars)

(Unaudited)

	Parent Company Only	Guarantor Subsidiaries	Eliminations	Consolidated Total
Cash flows provided from (used for) operating activities:
Net income	$1,527	$2,949	$(2,949)	$1,527
Adjustments to reconcile net income to net cash provided from (used for) operating activities:
Gain on disposal of property and equipment	(35)	—	—	(35)
Depreciation and amortization	4,761	3,685	(129)	8,317
Amortization of deferred financing costs	360	59	(34)	385
Amortization of unearned purchase discounts	(540)	—	—	(540)
Amortization of deferred gains from sale-leaseback transactions	(70)	(31)	(46)	(147)
Impairment losses	224	—	—	224
Accretion of interest on lease financing obligations	(32)	122	(12)	78
Deferred income taxes	(179)	(229)	72	(336)
Decrease in accrued payroll, related taxes and benefits	(863)	(134)	—	(997)
Changes in other operating assets and liabilities	2,313	(6,616)	3,098	(1,205)

Net cash provided from (used for) operating activities	7,466	(195)	—	7,271

Cash flows used for investing activities:
Capital expenditures:
New restaurant development	(66)	(6,452)	—	(6,518)
Restaurant remodeling	(1,580)	(98)	—	(1,678)
Other restaurant expenditures	(468)	(977)	—	(1,445)
Corporate and restaurant information systems	(356)	(121)	—	(477)

Total capital expenditures	(2,470)	(7,648)	—	(10,118)
Properties purchased for sale-leaseback	—	(1,655)	—	(1,655)
Proceeds from sales of other properties	—	3,443	5,970	9,413

Net cash used for investing activities	(2,470)	(5,860)	5,970	(2,360)

Cash flows provided from (used for) financing activities:
Scheduled principal payments on term loans	(550)	—	—	(550)
Principal payments on capital leases	(38)	(65)	—	(103)
Principal pre-payments on term loans	(8,500)	—	—	(8,500)
Proceeds from lease financing obligations	—	6,330	(6,330)	—
Financing costs associated with issuance of debt and lease financing obligations	(4)	(360)	360	(4)

Net cash provided from (used for) financing activities	(9,092)	5,905	(5,970)	(9,157)

Decrease in cash and cash equivalents	(4,096)	(150)	—	(4,246)
Cash and cash equivalents, beginning of period	7,493	1,838	—	9,331

Cash and cash equivalents, end of period	$3,397	$1,688	$—	$5,085

CONSOLIDATING STATEMENT OF CASH FLOWS

Three Months Ended March 31, 2005

(In thousands of dollars)

(Unaudited)

	Parent Company Only	Guarantor Subsidiaries	Eliminations	Consolidated Total
Cash flows provided from (used for) operating activities:
Net income	$873	$2,786	$(2,786)	$873
Adjustments to reconcile net income to net cash provided from (used for) operating activities:
Stock based compensation	—	75	—	75
Depreciation and amortization	5,152	3,333	(120)	8,365
Amortization of deferred financing costs	347	62	(32)	377
Amortization of unearned purchase discounts	(539)	—	—	(539)
Amortization of deferred gains from sale-leaseback transactions	(46)	(36)	(38)	(120)
Impairment losses	446	—	—	446
Deferred income taxes	83	(476)	64	(329)
Accretion of interest on lease financing obligations	(18)	112	(10)	84
Decrease in accrued bonus to employees and director	(20,860)	—	—	(20,860)
Decrease in accrued payroll, related taxes and benefits	(7,977)	(2,804)	—	(10,781)
Changes in other operating assets and liabilities	(2,825)	1,849	2,922	1,946

Net cash provided from (used for) operating activities	(25,364)	4,901	—	(20,463)

Cash flows used for investing activities:
Capital expenditures:
New restaurant development	14	(3,360)	—	(3,346)
Restaurant remodeling	(64)	(112)	—	(176)
Other restaurant expenditures	(489)	(776)	—	(1,265)
Corporate and restaurant information systems	(190)	(97)	—	(287)

Total capital expenditures	(729)	(4,345)	—	(5,074)
Properties purchased for sale-leaseback	(275)	—	—	(275)

Net cash used for investing activities	(1,004)	(4,345)	—	(5,349)

Cash flows used for financing activities:
Scheduled principal payments on term loans	(550)	—	—	(550)
Principal payments on capital leases	(36)	(66)	—	(102)
Financing costs associated with issuance of debt	(177)	—	—	(177)

Net cash used for financing activities	(763)	(66)	—	(829)

Net increase (decrease) in cash and cash equivalents	(27,131)	490	—	(26,641)
Cash and cash equivalents, beginning of period	29,195	2,271	—	31,466

Cash and cash equivalents, end of period	$2,064	$2,761	$—	$4,825

ITEM 2—MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

The following Management’s Discussion and Analysis (“MD&A”) is written to help the reader understand our company. The MD&A is provided as a supplement to, and should be read in conjunction with, our unaudited interim consolidated financial statements, the accompanying financial statement notes (“Notes”) appearing elsewhere in this report and our Annual Report on Form 10-K for the year ended December 31, 2005. The overview provides our perspective on the individual sections of MD&A, which include the following:

Executive Summary - an executive review of our performance for the three months ended March 31, 2006.

Company Overview - a general description of our three restaurant concepts and the markets in which they operate.

Liquidity and Capital Resources - an analysis of historical information regarding our sources of cash and capital expenditures, the existence and timing of commitments and contingencies, changes in capital resources and a discussion of cash flow items affecting liquidity.

Results of Operations - an analysis of our results of operations for the three months ended March 31, 2006 and 2005, including a review of the material items and known trends and uncertainties.

Application of Critical Accounting Policies - an overview of accounting policies that require critical judgments and estimates.

Effects of New Accounting Standards - a discussion of new accounting standards and any implications related to our financial statements.

Forward Looking Statements - cautionary information about forward-looking statements and a description of certain risks and uncertainties that could cause our actual results to differ materially from our historical results or our current expectations or projections.

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

Segment EBITDA, which is the measure of segment profit or loss used by our chief operating decision maker for purposes of allocating resources to our restaurant concepts and assessing their performance, is defined as earnings before interest, income taxes, depreciation and amortization, impairment losses, stock-based compensation expense, other income and expense and loss on extinguishment of debt. Segment EBITDA may not be necessarily comparable to other similarly titled captions of other companies due to differences in methods of calculation.

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

We use a 52-53 week fiscal year ending on the Sunday closest to December 31. For convenience, all references herein to the fiscal years ended January 1, 2006 and January 2, 2005 will be referred to as the fiscal years ended December 31, 2005 and 2004, respectively. Similarly, all references herein to the three months ended April 2, 2006 and April 3, 2005 will be referred to as the three months ended March 31, 2006 and March 31, 2005, respectively.

Executive Summary

Total revenues for the first quarter of 2006 increased 7.7% to $182.5 million from $169.5 million in the first quarter of 2005 and Consolidated Adjusted EBITDA increased 8.6% to $22.2 million in the first quarter of 2006 from $20.5 million in the first quarter of 2005. Cash provided from operations was $7.3 million is the first quarter of 2006 compared to cash used for operating activities of $20.5 million in the first quarter of 2005. Revenues from our Hispanic restaurant brands increased 10.9% to $93.8 million in the first quarter of 2006 compared to $84.6 million in the first quarter of 2005.

We have continued to expand our Hispanic restaurant brands, and at the end of the first quarter of 2006, we were operating a total of 206 restaurants under the Pollo Tropical and Taco Cabana brand names. Sales have grown from the continued expansion of both brands, as well as continued sales increases from existing restaurants. Since the end of the first quarter of 2005, we opened six new Pollo Tropical restaurants and added ten Taco Cabana restaurants (including four acquired from a franchisee). In the first quarter of 2006, we opened one new Taco Cabana restaurant and opened our first Pollo Tropical restaurant in the New York/New Jersey market. Comparable Hispanic brand restaurant sales have continued to increase and were up 4.5% in the first quarter of 2006 for Pollo Tropical and 2.4% for Taco Cabana compared to the first quarter of 2005.

Revenues from our Burger King restaurants increased 4.5% to $88.7 million in the first quarter of 2006 from $84.9 million in the first quarter of 2005. Comparable Burger King restaurant sales increased 6.9% in the first quarter of 2006, such increase offset in part by the closing of thirteen restaurants in 2005 and two restaurants in the first quarter of 2006. At the end of the first quarter of 2006, we were operating a total of 334 Burger King restaurants.

Segment EBITDA (earnings before interest, income taxes, depreciation and amortization, impairment losses, stock-based compensation expense, other income and expense and loss on extinguishment of debt) for our Hispanic Brands was $15.3 million in the first quarter of 2006 compared to $14.7 million in the first quarter of 2005, an increase of 4.5%. Segment EBITDA for our Burger King restaurants increased 18.9% in the first quarter of 2006 and was $6.9 million compared to $5.8 million in the first quarter of 2005.

Operating results for all three brands improved based on increases in sales. Operating margins were up slightly, although they were impacted by higher utility costs, which as a percentage of revenues increased 0.6% over the first quarter of last year.

During the first quarter of 2006 we continued to reduce our outstanding senior secured borrowings. The total principal amount outstanding under our senior credit facility decreased from $211.8 million at December 31, 2005 to $202.8 million at March 31, 2006 including a voluntary prepayment in the first quarter of 2006 of $8.5 million principal amount of our term loan borrowings. Proceeds from sale/leaseback transactions, primarily for new units built over the past year, were $9.4 million in the first quarter of 2006.

Company Overview

We are one of the largest restaurant companies in the United States operating three restaurant brands in the quick-casual and quick-service restaurant segments with 540 company-owned and operated restaurants in 17 states as of March 31, 2006. We own, operate and franchise two Hispanic restaurant brands, Taco Cabana® and Pollo Tropical® (together referred to by us as our Hispanic Brands) operating primarily in Texas and Florida, respectively. We are also the largest Burger King® franchisee and have operated Burger King restaurants since 1976. We believe that the diversification of our restaurant concepts and geographic dispersion of our restaurants provide us with balance and stability.

Hispanic Brands

Our Hispanic Brands combine the convenience of quick-service restaurants with the menu variety, use of fresh ingredients, upscale decor and food quality of casual dining. As of March 31, 2006, our Hispanic Brands were comprised of 206 company-owned and 29 franchised restaurants and accounted for 51.4% of our total revenues and 69.0% of our total Consolidated Adjusted EBITDA for the first three months of 2006.

Taco Cabana. Taco Cabana restaurants combine fresh, high-quality Tex-Mex and traditional Mexican style food in a festive setting with the convenience and value of quick-service restaurants. Menu items include sizzling fajitas, quesadillas, enchiladas, other Tex-Mex dishes, fresh-made flour tortillas, frozen margaritas and beer. Most menu items are made fresh daily in each of our Taco Cabana restaurants. Taco Cabana pioneered the Mexican patio café concept with its first restaurant in San Antonio, Texas in 1978. As of March 31, 2006, we owned and operated 136 Taco Cabana restaurants located in Texas,

Oklahoma and New Mexico and franchised two Taco Cabana restaurants in New Mexico and one in Georgia. For the three months ended March 31, 2006, our company-owned Taco Cabana restaurants generated total revenues of $55.2 million and segment EBITDA of $7.7 million.

Pollo Tropical. Pollo Tropical restaurants combine high quality distinctive menu items and an inviting tropical setting with the convenience and value of quick-service restaurants. Our Pollo Tropical restaurants feature fresh grilled chicken marinated in a proprietary blend of tropical fruit juices and spices and authentic “made from scratch” side dishes. Most menu items are made fresh daily in each of our Pollo Tropical restaurants. Pollo Tropical opened its first company-owned restaurant in 1988 in Miami. As of March 31, 2006, we owned and operated a total of 70 Pollo Tropical restaurants, with 59 located in south Florida, ten located in central Florida and one in the New York metropolitan area located in northern New Jersey. We also franchised 26 Pollo Tropical restaurants as of March 31, 2006, 22 of which were located in Puerto Rico, two in Ecuador and two in Florida. Since our acquisition of Pollo Tropical, we have expanded the brand by over 90% by opening 34 new restaurants. For the three months ended March 31, 2006, our company-owned Pollo Tropical restaurants generated total revenues of $38.3 million and segment EBITDA of $7.6 million.

Burger King. Burger King is one of the largest hamburger restaurant chains in the world and we are the largest Burger King franchisee. Burger King restaurants feature the popular flame-broiled WHOPPER® sandwich as well as hamburgers and other sandwiches, fries, salads, breakfast items and other offerings typically found in quick-service hamburger restaurants. As of March 31, 2006, we operated 334 Burger King restaurants located in 13 Northeastern, Midwestern and Southeastern states. For the three months ended March 31, 2006, our Burger King restaurants generated total revenues of $88.7 million and segment EBITDA of $6.9 million.

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

Operating activities. Net cash provided from operating activities for the three months ended March 31, 2006 was $7.3 million. Net cash used for operating activities for the three months ended March 31, 2005 was $20.5 million. At December 31, 2004 we had $31.5 million in cash due to (i) the timing of redemption of the senior subordinated notes associated with the December 2004 refinancing; (ii) the payment in the first quarter of 2005 of a $20.3 million bonus to employees (including management) and a director, including applicable payroll taxes of $0.6 million; and (iii) the payment of $5.5 million of tax withholdings in the first quarter of 2005 related to the dividend payment in late December of 2004. These payments reduced net cash provided from operating activities in the aggregate $26.4 million in the first three months of 2005.

Our income tax payments included in operating activities have been historically reduced due to the utilization of net operating loss carryforwards. For tax years beginning in 2006 we have available Federal alternative minimum tax credit carryforwards of $2.9 million with no expiration date and Federal employment tax credit carryforwards of $2.5 million that begin to expire in 2021.

Investing activities including capital expenditures and sale-leaseback transactions. Net cash used for investing activities in the three months ended March 31, 2006 and 2005 was $2.4 million and $5.3 million, respectively. Capital expenditures were $10.1 million and $5.1 million in the three months ended March 31, 2006 and 2005, respectively, and included expenditures for development of new Taco Cabana and Pollo Tropical restaurants of $6.5 million and $3.3 million, respectively. In the first quarter of 2006, we sold five restaurant properties in sale-leaseback transactions for net proceeds of $9.4 million. The net proceeds from these sales were used to reduce outstanding borrowings under on our senior credit facility. We also had expenditures related to the purchase of restaurant properties to be sold in sale-leaseback transactions of $1.7 million and $0.3 million in the three months ended March 31, 2006 and 2005, respectively.

Our capital expenditures primarily include (1) capital restaurant maintenance expenditures, (2) restaurant remodeling and (3) new restaurant development. Capital restaurant maintenance expenditures include capital expenditures for the ongoing reinvestment and enhancement of our restaurants. Remodeling expenditures include capital expenditures for renovating and in some cases rebuilding the interior and exterior of our existing restaurants, including expenditures associated with franchise renewals with respect to our Burger King restaurants. Capital expenditures for new restaurant development include the purchase of related real estate. The following table sets forth our capital expenditures for the periods presented (in thousands):

	Taco Cabana	Pollo Tropical	Burger King	Other	Consolidated
Three months ended March 31, 2006:
Restaurant maintenance expenditures (1)	$623	$354	$468	$—	$1,445
Restaurant remodeling expenditures	42	56	1,580	—	1,678
New restaurant development expenditures	2,579	3,873	66	—	6,518
Other capital expenditures	—	—	—	477	477

Total capital expenditures	$3,244	$4,283	$2,114	$477	$10,118

Number of new restaurant openings	1	1	0		2

Three Months Ended March 31, 2005:
Restaurant maintenance expenditures (1)	$416	$360	$489	$—	$1,265
Restaurant remodeling expenditures	—	112	64	—	176
New restaurant development expenditures	1,207	2,153	(14)	—	3,346
Other capital expenditures	—	—	—	287	287

Total capital expenditures	$1,623	$2,625	$539	$287	$5,074

Number of new restaurant openings	1	1	0		2

1)	Excludes restaurant repair and maintenance expenses included in other restaurant operating expenses in our consolidated financial statements. For the three months ended March 31, 2006 and 2005, restaurant repair and maintenance expenses were approximately $4.1 million and $4.5 million, respectively.

In 2006, we anticipate that total capital expenditures will be approximately $37 million to $44 million. These capital expenditures are expected to include approximately $20 million to $25 million for the development of new restaurants and purchase of related real estate applicable to our Taco Cabana and Pollo Tropical restaurant concepts. In 2006 we anticipate opening approximately six to eight new Pollo Tropical restaurants and eight to ten new Taco Cabana restaurants. Capital expenditures in 2006 also are expected to include expenditures of approximately $15 million to $17 million, for the ongoing reinvestment in our three restaurant concepts for remodeling costs and capital maintenance expenditures, and approximately $2.0 million in other capital expenditures.

Financing activities. Net cash used for financing activities for the three months ended March 31, 2006 and 2005 was $9.2 million and $0.8 million, respectively. Financing activities in these periods consisted of repayments under our debt arrangements and, in the first quarter of 2006, voluntary principal repayments on borrowings under our senior credit facility of $8.5 million.

Indebtedness. On December 15, 2004, we completed the private placement of $180.0 million of our 9% Senior Subordinated Notes due 2013, which we refer to as the “notes.” We received $400.0 million in total proceeds that included the issuance of the notes and term loan B borrowings of $220.0 million under our senior credit facility. At March 31, 2006, we had total debt outstanding of $495.5 million comprised of $180.0 million of unsecured senior subordinated notes, borrowings under our term loan B facility of $202.8 million under the senior credit facility, lease financing obligations of $111.0 million and capital lease obligations of $1.8 million.

Our senior credit facility provides for a revolving credit facility under which we may borrow up to $50.0 million (including a sub limit of up to $20.0 million for letters of credit and up to $5.0 million for swingline loans), a $220.0 million term loan B facility and incremental facilities (as defined in the new senior credit facility), at our option, of up to $100.0 million, subject to the satisfaction of certain conditions. At March 31, 2006, $202.8 million was outstanding under the term loan B facility and no amounts were outstanding under our revolving credit facility. After reserving $15.2 million for outstanding letters of credit guaranteed by the facility, $34.8 million was available for borrowings under our revolving credit facility at March 31, 2006. We were in compliance with the covenants under our senior credit facility as of March 31, 2006.

Contractual Obligations. Our contractual obligations are detailed in our 2005 Annual Report on Form 10-K. As of March 31, 2006 , our contractual obligations have not materially changed since December 31, 2005.

Results of Operations

Three Months Ended March 31, 2006 Compared to Three Months Ended March 31, 2005.

Since March 31, 2005, we have opened six new Pollo Tropical restaurants, six new Taco Cabana restaurants, one new Burger King restaurant and acquired four Taco Cabana restaurants from an existing franchisee. During the same period we closed fourteen Burger King restaurants and one Taco Cabana restaurant.

The following table sets forth, for the three months ended March 31, 2006 and 2005, selected operating results as a percentage of restaurant sales:

	2006	2005
Restaurant sales:
Taco Cabana	30.3%	29.6%
Pollo Tropical	21.0%	20.2%
Burger King	48.7%	50.2%

	100.0%	100.0%

Costs and expenses:
Cost of sales	28.5%	28.9%
Restaurant wages and related expenses	29.5%	29.6%
Restaurant rent expense	5.0%	5.3%
Other restaurant operating expenses	14.5%	14.3%
Advertising expense	3.8%	3.9%
General and administrative (including stock-based compensation expense in 2005)	6.7%	6.2%
Income from restaurant operations	7.3%	6.6%

Restaurant Sales. Total restaurant sales for the first quarter of 2006 increased $13.1 million, or 7.7%, to $182.2 million from $169.1 million in the first quarter of 2005 due to sales increases at each of our restaurant brands. Total sales for our Hispanic brands increased $9.2 million, or 11.0%, to $93.5 million in the first quarter of 2006.

The changes in comparable restaurant sales noted below are calculated using only those restaurants open since the beginning of the earliest period being compared (12 months for our Burger King restaurants and 18 months for our Pollo Tropical and Taco Cabana restaurants).

Taco Cabana restaurant sales increased $5.1 million, or 10.2%, to $55.2 million in the first quarter of 2006 due primarily to the addition of six new restaurants since the end of the first quarter of 2005 and the acquisition of four Taco Cabana restaurants from a franchisee in July 2005. These ten additional restaurants contributed $4.0 million of sales in the first quarter of 2006. In addition, sales at our comparable Taco Cabana restaurants increased 2.4% in the first quarter of 2006.

Pollo Tropical restaurant sales increased $4.1 million, or 12.1%, to $38.3 million in the first quarter of 2006 due to the opening of six new Pollo Tropical restaurants since the end of the first quarter of 2005, which contributed $2.7 million in sales, and a 4.5% sales increase at our comparable Pollo Tropical restaurants in the first quarter of 2006 which included menu price increases of approximately 4% near the end of the second quarter of 2005.

Burger King restaurant sales increased $3.8 million, or 4.5%, to $88.7 million in the first quarter of 2006 due to a 6.9% sales increase at our comparable Burger King restaurants in the first quarter of 2006 which included menu price increase of approximately 4% at the beginning of 2006 and an increase in customer traffic compared to the first quarter of 2005. These factors were offset in part from the net reduction of thirteen Burger King restaurants since the end of the first quarter of 2005.

Operating Costs and Expenses. Cost of sales (food and paper costs), as a percentage of total restaurant sales, decreased to 28.5% in the first quarter of 2006 from 28.9% in the first quarter of 2005. Taco Cabana cost of sales, as a percentage of Taco Cabana restaurant sales, were 29.0% in both the first quarter of 2006 and 2005. Higher vendor rebates (0.3% of Taco Cabana sales) were substantially offset by higher produce commodity costs. Pollo Tropical cost of sales, as a percentage of Pollo Tropical restaurant sales, decreased to 32.9% in the first quarter of 2006 from 33.3% in the first quarter of 2005 due primarily to lower whole chicken commodity prices (0.9% of Pollo Tropical sales) and the effect of 2005 menu price increases, partially offset by higher produce commodity costs. Burger King cost of sales, as a percentage of Burger King restaurant sales, decreased to 26.3% in the first quarter of 2006 from 27.0% in the first quarter of 2005 due primarily to the effect of menu price increases since the end of the first quarter of 2005 (1.3% of Burger King sales) partially offset by higher produce commodity costs (0.3% of Burger King sales) and increased promotional discounting in 2006 (0.2% of Burger King sales).

Restaurant wages and related expenses, as a percentage of total restaurant sales, decreased slightly to 29.5% in the first quarter of 2006 from 29.6% in the first quarter of 2005. Taco Cabana restaurant wages and related expenses, as a percentage of Taco Cabana restaurant sales, increased to 28.5% in the first quarter of 2006 from 28.2% in the first quarter of 2005 due primarily to higher medical insurance costs (0.2% of Taco Cabana sales). Pollo Tropical restaurant wages and related expenses, as a percentage of Pollo Tropical restaurant sales, increased to 24.9% in the first quarter of 2006 from 23.2% in the first quarter of 2005 due to increases in restaurant hourly labor rates (1.1% of Pollo Tropical sales) and higher medical insurance costs (0.7% of Pollo Tropical sales). Burger King restaurant wages and related expenses, as a percentage of Burger King restaurant sales, decreased to 32.1% in the first quarter of 2006 from 33.0% in the first quarter of 2005 due to the effect of higher comparable restaurant sales volumes on fixed labor costs.

Restaurant rent expense, as a percentage of total restaurant sales, decreased to 5.0% in the first quarter of 2006 from 5.3% in the first quarter of 2005 due primarily to the effect of higher comparable restaurant sales volumes at all three of our brands in the first quarter of 2006 on fixed labor costs and, to a lesser extent, reductions in contingent rentals related to our Taco Cabana restaurants (0.1% of total restaurant sales).

Other restaurant operating expenses, as a percentage of total restaurant sales, increased to 14.5% in the first quarter of 2006 from 14.3% in the first quarter of 2005. Taco Cabana other restaurant operating expenses, as a percentage of Taco Cabana restaurant sales, increased to slightly to 14.3% in the first quarter of 2006 from 14.2% in the first quarter of 2005 as increased utility costs from higher natural gas and electricity prices (1.0% of Taco Cabana sales), was substantially offset by lower repair and maintenance expenses due to the initiatives to enhance the appearance of our Taco Cabana restaurants in the first quarter of 2005 (0.8% of Taco Cabana sales). Pollo Tropical other restaurant operating expenses, as a percentage of Pollo Tropical restaurant sales, increased to 12.6% in the first quarter of 2006 from 11.0% in the first quarter of 2005 due to increased utility costs from higher natural gas and electricity prices (0.8% of Pollo Tropical sales), higher repair and maintenance expenses from non-structural hurricane damage in 2005 (0.3% of Pollo Tropical sales) and higher fees due to increased levels of credit card sales. Burger King other restaurant operating expenses, as a percentage of Burger King restaurant sales decreased to 15.5% in the first quarter of 2006 from 15.7% in the first quarter of 2005 due to the effect of higher sales volumes on fixed operating costs and lower repair and maintenance expenses (0.6% of Burger King sales), partially offset by increased utility costs from higher natural gas rates (0.2% of Burger King sales) and higher fees associated with the acceptance of credit cards (0.2% of Burger King sales).

Advertising expense, as a percentage of total restaurant sales, decreased slightly to 3.8% in the first quarter of 2006 from 3.9% in the first quarter of 2005. Taco Cabana advertising expense, as a percentage of Taco Cabana restaurant sales, increased to 4.6% in the first quarter of 2006 from 4.1% in the first quarter of 2005 due primarily to the timing of promotions. Our Taco Cabana advertising expenditures for all of 2006 are anticipated to be comparable to 2005 as a percentage of Taco Cabana sales. Pollo Tropical advertising expense, as a percentage of Pollo Tropical restaurant sales, decreased to 1.8% in the first quarter of 2006 from 3.3% in the first quarter of 2005 due to television and radio expenditures in 2005. Our Pollo Tropical advertising expenditures for all of 2006 are anticipated to be approximately 1.3% to 1.7% of Pollo Tropical restaurant sales. Burger King advertising expense, as a percentage of Burger King restaurant sales, increased slightly to 4.1% in the first quarter of 2006 from 4.0% in the first quarter of 2005 due to increased promotional activities in certain of our Burger King markets.

General and administrative expenses, which included stock-based compensation expense of $0.1 million in the first quarter of 2005, as a percentage of total restaurant sales, increased to 6.7% in the first quarter of 2006 from 6.2% in the first quarter of 2005. General and administrative expenses increased $1.7 million in the first quarter of 2006 compared to the first quarter of 2005 due primarily to increased legal and professional fees, including audit fees, of $ 0.5 million and higher administrative salaries, including related payroll taxes and benefits, of $ 0.8 million.

Segment EBITDA. Segment EBITDA, which is the measure of segment profit or loss used by our chief operating decision maker for purposes of allocating resources to our restaurant concepts and assessing their performance, is defined as earnings before interest, income taxes, depreciation and amortization, impairment losses, stock-based compensation expense, other income and expense and loss on extinguishment of debt. Segment EBITDA for our Taco Cabana restaurants increased 5.1% to $7.7 million in the first quarter of 2006 from $7.3 million in the first quarter of 2005. Segment EBITDA for our Pollo Tropical restaurants increased 3.9% to $7.6 million in the first quarter of 2006 from $7.4 million in the first quarter of 2005. Segment EBITDA for our Burger King restaurants increased 18.9% to $6.9 million in the first quarter of 2006 from $5.8 million in the first quarter of 2005.

Depreciation and Amortization and Impairment Losses. Depreciation and amortization expense decreased slightly to $8.3 million in the first quarter of 2006 from $8.4 million in the first quarter of 2005. Impairment losses were $0.2 million and $0.4 million in the first quarter of 2006 and 2005, respectively, and related in both quarters to property and equipment of certain underperforming Burger King restaurants and planned future closures of Burger King restaurants.

Interest Expense. Interest expense increased $1.1 million to $11.4 million in the first quarter of 2006 from $10.3 million in the first quarter of 2005 due primarily to higher effective interest rates on our floating rate borrowings under our senior credit facility. The weighted average interest rate on our long-term debt, excluding lease financing obligations, for the three months ended March 31, 2006 increased to 8.1% from 6.8% in the first quarter of 2005. Interest expense on lease financing obligations was $2.8 million in both the first quarter of 2006 and 2005.

Provision for Income Taxes. The provision for income taxes in the first quarter of 2006 was derived using an estimated effective annual income tax rate for 2006 of 33.2%. The provision for income taxes in the first quarter of 2005 is based on an effective annual income tax rate for 2005 of 33%.

Net Income. As a result of the foregoing, net income was $1.5 million in the first quarter of 2006 compared to $0.9 million in the first quarter of 2005.

Reconciliation of Non-GAAP Financial Measures

A reconciliation of Consolidated Adjusted EBITDA to net cash provided from operating activities is presented below:

	Period Ended March 31,
(Dollars in thousands)	2006	2005
Consolidated Adjusted EBITDA, as defined	$22,216	$20,464
Adjustments to reconcile Consolidated Adjusted EBITDA to net cash provided from (used for) operating activities:
Gain on sale of assets	(35)	—
Interest expense	(11,389)	(10,273)
Amortization of deferred financing costs	385	377
Amortization of unearned purchase discounts	(540)	(539)
Amortization of deferred gains from sale-leaseback transactions	(147)	(120)
Accretion of interest on lease financing obligations	78	84
Provision for income taxes	(759)	(432)
Deferred income taxes	(336)	(329)
Decrease in accrued bonus to employees and director	—	(20,860)
Decrease in accrued payroll, related taxes and benefits	(997)	(10,781)
Change in operating assets and liabilities	(1,205)	1,946

Net cash provided from (used for) operating activities	$7,271	$(20,463)

Off-Balance Arrangements

We have no off-balance sheet arrangements other than our operating leases, which are primarily for our restaurant properties and not recorded on our consolidated balance sheet.

Application of Critical Accounting Policies

Our unaudited interim consolidated financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America. Preparing consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. These estimates and assumptions are affected by the application of our accounting policies. Our significant accounting policies are described in the “Significant Accounting Policies” footnote in the notes to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2005. Critical accounting estimates are those that require application of management’s most difficult, subjective or complex judgments, often as a result of matters that are inherently uncertain and may change in subsequent periods.

Sales recognition at company-operated restaurants is straightforward as customers pay for products at the time of sale and inventory turns over very quickly. Payments to vendors for products sold in the restaurants are generally settled within 30 days. The earnings reporting process is covered by our system of internal controls, and generally does not require significant management estimates and judgments. However, critical accounting estimates and judgments, as noted below, are inherent in the assessment and recording of accrued occupancy costs, insurance liabilities, legal obligations, income taxes, the valuation of goodwill and intangible assets for impairment and assessing impairment of long-lived assets. While we apply our judgment based on assumptions believed to be reasonable under the circumstances, actual results could vary from these assumptions. It is possible that materially different amounts would be reported using different assumptions.

Accrued occupancy costs. We make estimates of accrued occupancy costs pertaining to closed restaurant locations on an ongoing basis. These estimates require assessment and continuous evaluation of a number of factors such as the remaining contractual period under our lease obligations, the amount of sublease income we are able to realize on a particular property and estimates of other costs such as property taxes. Differences between actual future events and prior estimates could result in adjustments to these accrued costs. At March 31, 2006 we had three non-operating restaurant properties.

Insurance liabilities. We are self-insured for most workers’ compensation, general liability and medical insurance claims. At March 31, 2006, we had $8.4 million accrued for these insurance claims. We record insurance liabilities based on historical and industry trends, which are continually monitored, and adjust accruals as warranted by changing circumstances. Since there are many estimates and assumptions involved in recording these insurance liabilities, including the ability to estimate the future development of incurred claims based on historical trends, differences between actual future events and prior estimates and assumptions could result in adjustments to these liabilities.

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

Evaluation of Goodwill. We must evaluate our recorded goodwill under Statement of Financial Accounting Standards (SFAS) 142 “Goodwill and Other Intangible Assets” on an ongoing basis. We have elected to conduct our annual impairment review of goodwill assets at December 31. Our review at December 31, 2005 indicated there has been no impairment as of that date. This annual evaluation of goodwill requires us to make estimates and assumptions to determine the fair value of our reporting units including projections regarding future operating results of each restaurant over its remaining lease term and market values. These estimates may differ from actual future events and if these estimates or related projections change in the future, we may be required to record impairment charges for these assets.

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

We also must evaluate under SFAS No. 98, “Accounting for Leases”, (“SFAS 98”) sales of our restaurants which occur in sale-leaseback transactions to determine the proper accounting for the proceeds of such sales either as a sale or a financing. This evaluation requires certain judgments in determining whether or not clauses in the lease or any related agreements constitute continuing involvement under SFAS 98. These judgments must also consider the various interpretations of SFAS 98 since its issuance in 1989. For those sale-leasebacks that are accounted for as financing transactions, we must estimate our incremental borrowing rate, or another rate in cases where the incremental borrowing rate is not appropriate to utilize, for purposes of determining interest expense and the resulting amortization of the lease financing obligation. Changes in the determination of the incremental borrowing rates or other rates utilized in connection with the accounting for lease financing transactions could have a significant effect on the interest expense and underlying balance of the lease financing obligations.

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

Effects of New Accounting Standards

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123(R), “Share-Based Payment” (“SFAS 123R”) which requires companies to measure and recognize compensation expense for all share-based payments at fair value. In addition, the FASB has issued a number of supplements to SFAS 123R to guide the implementation of this new accounting pronouncement. Share-based payments include stock option grants and other equity-based awards granted under any long-term incentive and stock option plans we may have. SFAS 123R was effective for us beginning January 1, 2006. We used the modified prospective transition method, which requires that compensation cost be recognized in the financial statements for all awards granted after the date of adoption as well as for existing awards for which the requisite service has not been rendered as of the date of adoption (the “Existing Awards”) and requires that prior periods not be restated. However, as all shares of stock issued in the stock award in the second quarter of 2005 were fully vested and we did not have any stock options outstanding at December 31, 2005 and March 31, 2006, we have not recorded any stock-based compensation expense related to the adoption of SFAS 123R. We are currently evaluating valuation models to be utilized for any future grants.

SFAS 123R also requires an entity to calculate the pool of excess tax benefits available to absorb tax deficiencies recognized subsequent to adopting SFAS 123R (the “APIC Pool”). In November 2005, the FASB issued FSP No. SFAS 123(R)-3 “Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards.” This FSP provides an elective alternative simplified method for calculating the pool of excess tax benefits available to absorb tax deficiencies recognized subsequent to the adoption of SFAS 123R and reported in the consolidated statements of cash flows. Companies may take up to one year from the effective date of the FSP to evaluate the available transition alternatives and make a one-time election as to which method to adopt. We are currently in the process of evaluating the alternative methods.

In October 2005, the FASB issued Staff Position FAS 13-1, “Accounting for Rental Costs Incurred during a Construction Period,” which requires rental costs associated with ground or building operating leases that are incurred during a construction period to be recognized as rental expense. This Staff Position is effective for reporting periods beginning after December 15, 2005, and retrospective application is permitted but not required. We have not historically capitalized rent incurred during the construction period. Accordingly, Staff Position FAS 13-1did not have any impact on our consolidated financial statements.

In March 2006, the Emerging Issues Task Force (“EITF”) issued EITF Issue 06-3, “How Sales Taxes Collected From Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement.” This Issue discussed how entities are to adopt a policy of presenting sales taxes in the income statement on either a gross or net basis. If taxes are significant, an entity should disclose its policy of presenting taxes and the amounts of taxes. The guidance is effective for periods beginning after December 15, 2006. We present our restaurant sales net of sales taxes and therefore Issue 06-3 will not impact the method for recording these sales taxes in our consolidated financial statements

Forward Looking Statements

This Quarterly Report on Form 10-Q contains statements which constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Statements that are predictive in nature or that depend upon or refer to future events or conditions are forward-looking statements. These statements are often identified by the words “may,” “might,” “will,” “should,” “anticipate,” “believe,” “expect,” “intend,” “estimate,” “hope” or similar expressions. In addition, expressions of our strategies, intentions or plans are also forward looking statements. These statements reflect management’s current views with respect to future events and are subject to risks and uncertainties, both known and unknown. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their date. There are important factors that could cause actual results to differ materially from those in forward-looking statements, many of which are beyond our control. Investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements. We believe important factors that could cause actual results to differ materially from our expectations include the following, in addition to other risks and uncertainties discussed herein and in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005:

•	Competitive conditions;

•	Regulatory factors;

•	Environmental conditions and regulations;

•	General economic conditions, particularly at the retail level;

•	Weather conditions;

•	Fuel prices;

•	Significant disruptions in service or supply by any of our suppliers or distributors;

•	Changes in consumer perception of dietary health and food safety;

•	Labor and employment benefit costs;

•	The outcome of pending or yet-to-be instituted legal proceedings;

•	Our ability to manage our growth and successfully implement our business strategy;

•	The risks associated with the expansion of our business;

•	General risks associated with the restaurant industry;

•	Our inability to integrate any businesses we acquire;

•	Our borrowing costs and credit ratings, which may be influenced by the credit ratings of our competitors;

•	The availability and terms of necessary or desirable financing or refinancing and other related risks and uncertainties;

•	The risk of events similar to those of September 11, 2001 or an outbreak or escalation of any insurrection or armed conflict involving the United States or any other national or international calamity;

•	Factors that affect the restaurant industry generally, including recalls if products become adulterated or misbranded, liability if product consumption causes injury, ingredient disclosure and labeling laws and regulations and the possibility that consumers could lose confidence in the safety and quality of certain food products, as well as recent publicity concerning the health implications of obesity and transfatty acids;

•	and other risks and uncertainties that are discussed herein and in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

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

ITEM 3—QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

There were no material changes from the information presented in Item 7A included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 with respect to the Company’s market risk sensitive instruments.

ITEM 4—CONTROLS AND PROCEDURES

Restatement. As discussed in Note 2 to Amendment No. 1 to our 2004 Annual Report on Form 10-K/A, we restated our consolidated financial statements for the 2004, 2003 and 2002 fiscal years. Refer to Note 2 to the consolidated financial statements included in the 2004 Annual Report on Form 10-K/A for a complete discussion of the restatement.

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

We have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report, with the participation of the Chief Executive Officer and Chief Financial Officer, as well as other key members of our management. In the evaluation, we considered the restatement of our financial statements as discussed in the 2004 Annual Report on Form 10-K/A. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were ineffective as of April 2, 2006.

Material Weaknesses in Internal Control Over Financial Reporting A material weakness is a control deficiency (within the meaning of PCAOB Auditing Standard No. 2), or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Management identified the following material weaknesses in its internal control over financial reporting as of April 2, 2006:

Personnel

In conjunction with filing the 2004 Annual Report on Form 10-K/A, which included the restatements discussed in Note 2 to the consolidated financial statements of that filing, management concluded that the Company did not have sufficient personnel with the appropriate knowledge and expertise to identify and resolve certain complex accounting and tax matters. In addition, the Company did not perform the appropriate level of review commensurate with the Company’s financial reporting requirements to ensure the consistent execution of its responsibility in the areas of monitoring of controls, the application of U.S. generally accepted accounting policies and disclosures to support its accounting, tax and reporting functions. This material weakness contributed to certain of the material weaknesses discussed below.

Controls over Applying the Lease Financing Method and SFAS No. 98

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

The control deficiencies described above resulted in the restatement of the Company’s consolidated financial statements as referred to above. Additionally, each of these control deficiencies could result in the material misstatement of the aforementioned accounts that would result in material misstatements to annual or interim financial statements that would not be prevented or detected. Accordingly, management has determined at April 2, 2006 that each of these control deficiencies constituted material weaknesses.

Changes in Internal Control over Financial Reporting. No change occurred in our internal control over financial reporting during the first quarter of 2006 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Remediation of Material Weaknesses.

We plan to take the following steps to remediate the material weaknesses at April 2, 2006 identified as a result of our evaluation:

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

(d)	Through the date of the filing of this Form 10-Q, we have hired two senior-level finance professionals to augment the Company’s controls and procedures pertaining to financial reporting and plan to hire additional accounting personnel with the appropriate expertise to improve our internal controls.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings

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

There have been no material changes to the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ended January 1, 2006.

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