Form 10-Q/A
period 2005-07-03
CARROLS CORP
filed 2006-08-16
CIK 17927

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q/A

(Amendment No. 1)

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

EXPLANATORY NOTE

This Quarterly Report on Form 10-Q/A (“Form 10-Q/A”) is being filed as Amendment No. 1 to our Quarterly Report on Form 10-Q for the fiscal quarter ended July 3, 2005, which was originally filed with the Securities and Exchange Commission (“SEC”) on August 18, 2005. We are filing this Form 10-Q/A to restate our consolidated financial statements for the three months and six months ended July 3, 2005 and June 27, 2004 to: (1) correct our accounting for the depreciation of assets and recording of interest expense associated with sale/leaseback transactions accounted for under the financing method; (2) record twelve real estate transactions as financing transactions as required under Statement of Financial Accounting Standards (“SFAS”) No. 98 rather than as sale-leaseback transactions as previously reported; (3) correct deferred taxes associated with certain previously acquired long-lived assets and liabilities; (4) record proceeds from qualifying sale-leaseback transactions as an investing activity in the statements of cash flows rather than as a financing activity as previously reported; and (5) reflect the impact of changes in accounts payable related to the acquisition of property, plant and equipment as a non-cash item in the statements of cash flows.

Refer to Note 3 to the consolidated financial statements in this Form 10-Q/A for additional information on these current restatements.

This Form 10-Q/A amends and restates only certain information in the following sections as a result of the current restatements described above:

Part I —Item 1 – Financial Statements

Part I— Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

Part I— Item 4 – Controls and Procedures

In addition, we are also including currently dated Sarbanes Oxley Act Section 302 and Section 906 certifications of the Chief Executive Officer and Chief Financial Officer that are attached to this Form 10-Q/A as Exhibits 31.1, 31.2, 32.1 and 32.2.

For the convenience of the reader, this Amendment No. 1 on Form 10-Q/A sets forth the entire Form 10-Q for the quarterly period ended July 3, 2005. However, this Form 10-Q/A only amends and restates the Items described above to reflect the effects of the restatements and no attempt has been made to modify or update other disclosures presented in our Form 10-Q for the quarterly period ended July 3, 2005. Accordingly, except for the foregoing amended information, this Form 10-Q/A continues to speak as of August 18, 2005 (the original filing date of our Form 10-Q for the quarterly period ended July 3, 2005) and does not reflect events occurring after the filing of our Form 10-Q for the quarterly period ended July 3, 2005 and does not modify or update those disclosures affected by subsequent events. Forward looking statements made in the Form 10-Q for the quarterly period ended July 3, 2005 have not been revised to reflect events, results or developments that have become known to us after the date of the original filing (other than the current restatements described above), and such forward looking statements should be read in their historical context. Unless otherwise stated, the information in this Form 10-Q/A not affected by such restatements is unchanged and reflects the disclosures made at the time of the original filing.

CARROLS CORPORATION AND SUBSIDIARIES

FORM 10-Q/A

(Amendment No. 1)

QUARTER ENDED June 30, 2005

PART I—FINANCIAL INFORMATION

ITEM 1—FINANCIAL STATEMENTS

CARROLS CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands of dollars, except share and per share amounts)

(Unaudited)

	Restated Note 3 June 30, 2005	December 31, 2004
ASSETS
Current assets:
Cash and cash equivalents	$17,399	$31,466
Trade and other receivables, net of reserves of $22 and $81, respectively	3,083	2,578
Inventories	4,871	4,831
Prepaid rent	3,608	3,589
Prepaid expenses and other current assets	5,142	4,358
Refundable income taxes	550	3,326
Deferred income taxes	6,242	6,242

Total current assets	40,895	56,390

Property and equipment, net (Note 4)	211,050	213,489
Franchise rights, at cost less accumulated amortization of $50,995 and $49,471, respectively (Note 5)	87,922	90,056
Goodwill (Note 5)	122,241	122,241
Franchise agreements, at cost less accumulated amortization of $5,063 and $4,954, respectively	6,134	6,480
Deferred income taxes	13,179	12,940
Other assets	15,150	14,650

Total assets	$496,571	$516,246

LIABILITIES AND STOCKHOLDER’S DEFICIT
Current liabilities:
Current portion of long-term debt	$2,602	$2,611
Accounts payable	16,686	17,581
Accrued interest	8,822	956
Accrued payroll, related taxes and benefits	14,547	24,940
Accrued bonus to employees and director	—	20,860
Other liabilities	14,329	13,957

Total current liabilities	56,986	80,905

Long-term debt, net of current portion	397,318	398,614
Lease financing obligations	111,886	111,715
Deferred income—sale-leaseback of real estate	8,803	8,585
Accrued postretirement benefits	3,671	3,504
Other liabilities (Note 8)	27,556	28,452

Total liabilities	606,220	631,775
Commitments and contingencies (Note 11)
Stockholder’s deficit (Note 2):
Common stock, par value $1; authorized 1,000 shares, issued and outstanding—10 shares	—	—
Additional paid-in capital	(75,948)	(92,309)
Accumulated deficit	(33,701)	(23,220)

Total stockholder’s deficit	(109,649)	(115,529)

Total liabilities and stockholder’s deficit	$496,571	$516,246

The accompanying notes are an integral part of these consolidated financial statements.

CARROLS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2005 AND 2004

(in thousands of dollars)

(Unaudited)

	Restated Note 3 2005	Restated Note 3 2004
Revenues:
Restaurant sales	$181,393	$177,522
Franchise royalty revenues and fees	407	401

Total revenues	181,800	177,923

Costs and expenses:
Cost of sales	53,518	52,320
Restaurant wages and related expenses	52,047	51,671
Restaurant rent expense	8,871	8,478
Other restaurant operating expenses	25,118	22,859
Advertising expense	6,985	7,046
General and administrative (including stock-based compensation expense of $16,357 and $1,098, respectively)	27,422	11,585
Depreciation and amortization	8,362	10,065
Impairment losses (Note 4)	407	308

Total operating expenses	182,730	164,332

Income (loss) from operations	(930)	13,591
Interest expense	10,641	8,749

Income (loss) before income taxes	(11,571)	4,842
Provision (benefit) for income taxes (Note 7)	(217)	2,210

Net income (loss)	$(11,354)	$2,632

The accompanying notes are an integral part of these consolidated financial statements.

CARROLS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

SIX MONTHS ENDED JUNE 30, 2005 AND 2004

(in thousands of dollars)

(Unaudited)

	Restated Note 3 2005	Restated Note 3 2004
Revenues:
Restaurant sales	$350,531	$334,067
Franchise royalty revenues and fees	785	756

Total revenues	351,316	334,823

Costs and expenses:
Cost of sales	102,356	96,001
Restaurant wages and related expenses	102,122	99,522
Restaurant rent expense	17,764	16,841
Other restaurant operating expenses	49,314	44,749
Advertising expense	13,548	12,873
General and administrative (including stock-based compensation expense of $16,432 and $1,624, respectively)	37,984	21,870
Depreciation and amortization	16,727	20,223
Impairment losses (Note 4)	853	569

Total operating expenses	340,668	312,648

Income from operations	10,648	22,175
Interest expense	20,914	17,725

Income (loss) before income taxes	(10,266)	4,450
Provision for income taxes (Note 7)	215	2,035

Net income (loss)	$(10,481)	$2,415

The accompanying notes are an integral part of these consolidated financial statements.

CARROLS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

SIX MONTHS ENDED JUNE 30, 2005 AND 2004

(in thousands of dollars)

(Unaudited)

	Restated Note 3 2005	Restated Note 3 2004
Cash flows provided from (used for) operating activities:
Net income (loss)	$(10,481)	$2,415
Adjustments to reconcile net income (loss) to net cash provided from (used for) operating activities:
Gain on disposal of property and equipment	(395)	(288)
Stock-based compensation	16,361	1,624
Depreciation and amortization	16,727	20,223
Amortization of deferred financing costs	759	784
Amortization of unearned purchase discounts	(1,077)	(1,078)
Amortization of deferred gains from sale-leaseback transactions	(249)	(238)
Impairment losses	853	569
Accretion of interest on lease financing obligations	173	217
Deferred income taxes	(240)	(1,188)
Decrease in accrued bonus to employees and director	(20,860)	—
Increase (decrease) in accrued payroll, related taxes and benefits	(10,393)	4,372
Changes in other operating assets and liabilities	7,908	186

Net cash provided from (used for) operating activities	(914)	27,598

Cash flows used for investing activities:
Capital expenditures:
New restaurant development	(7,593)	(3,614)
Restaurant remodeling	(1,657)	(479)
Other restaurant capital expenditures	(3,046)	(2,687)
Corporate and restaurant information systems	(703)	(362)

Total capital expenditures	(12,999)	(7,142)
Properties purchased for sale-leaseback	(275)	(924)
Proceeds from sale-leaseback transactions	1,137	6,981
Proceeds from dispositions of property and equipment	479	488

Net cash used for investing activities	(11,658)	(597)

Cash flows used for financing activities:
Borrowings on revolving credit facility, net	—	700
Scheduled principal payments on term loans	(1,100)	(6,750)
Principal pre-payments on term loans	—	(24,000)
Payments on other notes payable	—	(117)
Principal payments on capital leases	(205)	(201)
Financing costs associated with issuance of debt and lease financing obligations	(190)	(221)
Proceeds from lease financing obligations	—	4,500

Net cash used for financing activities	(1,495)	(26,089)

Increase (decrease) in cash and cash equivalents	(14,067)	912
Cash and cash equivalents, beginning of period	31,466	2,414

Cash and cash equivalents, end of period	$17,399	$3,326

Supplemental disclosures:
Interest paid on long-term debt	$6,751	$11,609
Interest paid on lease financing obligations	$5,363	$5,289
Income taxes paid (refunded), net	$(2,318)	$1,941
Decrease in accruals for capital expenditures	$(165)	$(91)

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

These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2004 contained in the Company’s Amendment No. 1 to its 2004 Annual Report on Form 10-K/A. The December 31, 2004 balance sheet data is derived from those audited restated financial statements. The Company restated its financial statements including applicable footnotes in Amendment No. 1 filed on June 30, 2006 to its 2004 Annual Report on Form 10-K/A as of December 31, 2004 and 2003 and for the years ended December 31, 2004, 2003 and 2002 as further discussed in Note 2 of the consolidated financial statements contained therein. All previously reported amounts affected by the restatements that appear elsewhere in these footnotes to the consolidated financial statements have also been restated. See Note 3 to these consolidated financial statements for a complete discussion of the restatements.

Use of Estimates. The preparation of the financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Significant items subject to such estimates include: accrued occupancy costs, insurance liabilities, legal obligations, income taxes, evaluation of goodwill, impairment of long-lived assets, impairment of Burger King franchise rights and lease accounting. Actual results could differ from those estimates.

Subsequent Event. In July 2005, the Company acquired four Taco Cabana restaurants in Texas from a franchisee for a cash purchase price of approximately $4.2 million.

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

Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” (“SFAS 123”) permits entities to recognize as an expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS 123, as amended, allows entities to continue to apply the provisions of Accounting Principles Board No. 25, “Accounting for Stock Issued to Employees,” (“APB 25”) and provide pro forma net income disclosures for employee stock option grants as if the fair-value-based method defined in SFAS 123 has been applied. The Company has elected to continue applying the provisions of APB 25 and to provide the pro forma disclosure provisions of SFAS 123.

The following table presents the Company’s pro forma net income (loss) had compensation cost been determined based upon the fair value of the stock options at the grant date consistent with the fair-value based method of SFAS 123:

	Three Months Ended June 30,		Six Months Ended June 30,
	Restated Note 3 2005	Restated Note 3 2004	Restated Note 3 2005	Restated Note 3 2004
Net income (loss) as reported	$(11,354)	$2,632	$(10,481)	$2,415
Add: Stock-based compensation expense included in reported net income (loss), net of related tax effects (1)	13,481	659	13,530	974
Deduct: Stock-based compensation expense determined under the fair-value based method for all awards, net of related tax effects (1)	(12,295)	(92)	(12,353)	(152)

Pro forma net income (loss)	$(10,168)	$3,199	$(9,304)	$3,237

(1)	The amount of stock-based compensation included in reported net income (loss) represents stock-based compensation expense for certain stock options requiring variable accounting and in the three and six months ended June 30, 2005, includes the $16.4 million stock award expense, net of tax. The $16.4 million stock award expense, net of tax, has also been included in the determination of compensation expense under the fair-value based method for the three and six months ended June 30, 2005.

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

The Company previously considered the land and building as a single asset and depreciated this asset (both land and building) over a depreciable life that was deemed to be the 20-year primary lease term of the underlying obligation. The Company has concluded that its prior accounting was in error and that the portion of the asset representing land should not be depreciated and the depreciation of the building portion of this asset should continue using its original estimated useful life rather than the term of the underlying obligation. The effect of this restatement resulted in a reduction of depreciation expense of $0.5 million and $1.0 million in each of the three and six months ended June 30, 2005 and 2004, respectively; and an increase to net income of $0.4 million in the three months ended June 30, 2005 and 2004, and $ 0.7 million and $0.6 million in the six months ended June 30, 2005 and 2004, respectively.

Historically, the Company allocated the related lease payments between interest and principal using an interest rate that would fully amortize the lease financing obligation by the end of the primary lease term. Due to the change in depreciation described above, the assets subject to the lease financing obligations will have a net book value at the end of the primary lease term, primarily for the land portion. To prevent the recognition of a non-cash loss or negative amortization of the obligation through the end of the primary lease term, it was necessary to reevaluate the selection of interest rates, which included the Company’s incremental borrowing rate, and to adjust the rates used to amortize the lease financing obligations so that a lease obligation equal to or greater than the unamortized asset remained at the end of the primary lease term. The effect of this restatement resulted in an increase in interest expense related to the lease financing obligations of $0.7 million and $1.3 million in each of the three and six months ended June 30, 2005 and 2004 and decrease in net income of $0.5 million in both the three months ended June 30, 2005 and 2004, respectively; and $0.9 million and $0.8 million in the six months ended June 30, 2005 and 2004, respectively.

These restatements also resulted in an increase in land and buildings subject to lease financing obligations of $12.5 million and an increase in lease financing obligations of $16.1 million at June 30, 2005.

The Company also reviewed previously reported sale-leaseback transactions and determined twelve additional real estate transactions were required to be recorded as financing transactions under SFAS No. 98 “Accounting for Leases” due to certain forms of continuing involvement. The impact of this restatement is to keep the assets subject to such leases on the Company’s balance sheet and to record the proceeds the Company received from these transactions (including the gains previously deferred) as lease financing obligations. This restatement also affects the Company’s operating results by increasing the depreciation expense for buildings subject to these transactions and recharacterizing the lease payments, previously reported as rent expense for these restaurants, as interest expense and principal repayments on the related financing obligations. The effect of this restatement (a) for the three and six months ended June 30, 2005 and 2004 was to (i) reduce rent expense by $0.3 million and $0.6 million in the three and six months ended June 30, 2005, respectively, and reduce rent expense by $0.3 million and $0.5 million in the three and six months ended June 30, 2004, respectively; (ii) increase depreciation expense by $0.1 million and $0.2 million in each of the three and six month periods ended June 30, 2005 and 2004, respectively; and (iii) increase interest expense by $0.3 million and $0.7 million in each of the three and six month periods ended June 30, 2005 and 2004, respectively (iv) reduce net income by $0.1 million and $0.2 million in each of the three and six months ended June 30, 2005 and 2004, respectively and (b) at June 30, 2005, to increase the net book value of the assets subject to lease financing obligations by $9.3 million, reduce deferred income-sale/leaseback of real estate by $2.9 million and increase lease financing obligations by $14.7 million.

The net effect of the above current restatements was to decrease net income $0.2 million and $0.4 million, in each of the three and six months ended June 30, 2005 and 2004, respectively.

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

Statements of Cash Flows

The proceeds from qualifying sale-leaseback transactions in prior periods are being recorded as an investing activity rather than as a financing activity as previously reported in the statements of cash flows. For the six months ended June 30, 2005 and 2004, proceeds from qualifying sale-leaseback transactions included in the accompanying consolidated financial statements were $1.1 million and $7.0 million, respectively. The Company has also restated its consolidated statements of cash flows for the three and six months ended June 30, 2005 and 2004 to reflect the impact of changes in accounts payable related to the acquisition of property and equipment as a non-cash item as required under SFAS No. 95.

Net cash provided from operating activities, capital expenditures and net cash used for investing activities in the statements of cash flows have been increased by $0.2 million and $0.1 million for the six months ended June 30, 2005 and 2004, respectively, for such amounts representing the change in the amount of capital expenditures included in accounts payable at the beginning and end of the periods.

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

The following table sets forth the previously reported amounts and the restated amounts reflected in the accompanying consolidated financial statements:

	June 30, 2005
	As Previously Reported	As Restated
Consolidated Balance Sheet:
Property and equipment, net	$189,250	$211,050
Goodwill	123,724	122,241
Deferred income taxes – long-term	9,230	13,179
Other assets	15,131	15,150
Total assets	472,286	496,571
Current portion of lease financing obligations	2,740	—
Total current liabilities	59,726	56,986
Lease financing obligations	78,388	111,886
Deferred income – sale-leaseback of real estate	11,717	8,803
Total liabilities	578,376	606,220
Accumulated deficit	(30,142)	(33,701)
Total stockholder’s deficit	(106,090)	(109,649)
Total liabilities and stockholder’s deficit	472,286	496,571

	Three Months Ended June 30, 2005		Six Months Ended June 30, 2005
	As Previously Reported	As Restated	As Previously Reported	As Restated
Consolidated Statements of Operations:
Restaurant rent expense	$9,146	$8,871	$18,314	$17,764
Depreciation and amortization	8,782	8,362	17,568	16,727
Total operating expenses	183,425	182,730	342,059	340,668
Income (loss) from operations	(1,625)	(930)	9,257	10,648
Interest expense	9,573	10,641	18,792	20,914
Loss before income taxes	(11,198)	(11,571)	(9,535)	(10,266)
Provision (benefit) for income taxes	(51)	(217)	532	215
Net loss	(11,147)	(11,354)	(10,067)	(10,481)

Consolidated Statements of Cash Flows:
Net loss			(10,067)	(10,481)
Depreciation and amortization			17,568	16,727
Amortization of deferred financing costs			713	759
Amortization of deferred gains from sale-leaseback transactions			(334)	(249)
Accretion of interest on lease financing obligations			—	173
Deferred income taxes			77	(240)
Changes in other operating assets and liabilities			7,743	7,908
Net cash provided from (used for) operating activities			189	(914)
Total capital expenditures			(12,834)	(12,999)
Net cash used for investing activities			(12,630)	(11,658)
Principal payments on lease financing obligations			(1,268)	—
Net cash used for financing activities			(1,626)	(1,495)

	Three Months Ended June 30, 2004			Six Months Ended June 30, 2004
	As Previously Reported	As Previously Restated	As Currently Restated	As Previously Reported	As Previously Restated	As Currently Restated
Consolidated Statements of Operations:
Restaurant rent expense	$8,723	$8,750	$8,478	$17,287	$17,381	$16,841
Depreciation and amortization	10,429	10,482	10,065	20,958	21,057	20,223
Total operating expenses	163,843	165,021	164,332	312,205	314,022	312,648
Income from operations	14,080	12,902	13,591	22,618	20,801	22,175
Interest expense	7,690	7,738	8,749	15,629	15,726	17,725
Income before income taxes	6,390	5,164	4,842	6,989	5,075	4,450
Provision for income taxes	2,337	2,407	2,210	2,557	2,365	2,035
Net income	4,053	2,757	2,632	4,432	2,710	2,415

Consolidated Statements of Cash Flows:
Net income				4,432	2,710	2,415
Depreciation and amortization				20,958	21,057	20,223
Amortization of deferred financing costs				728	728	784
Amortization of deferred gains from sale-leaseback transactions				(322)	(322)	(238)

	Three Months Ended June 30, 2004			Six Months Ended June 30, 2004
	As Previously Reported	As Previously Restated	As Currently Restated	As Previously Reported	As Previously Restated	As Currently Restated
Accretion of interest on lease financing obligations				—	—	217
Deferred income taxes				(109)	(1,004)	(1,188)
Changes in other assets and liabilities				240	240	186
Net cash provided from operating activities				28,608	28,608	27,598
Total capital expenditures				(7,051)	(7,051)	(7,142)
Net cash used for investing activities				(7,487)	(7,487)	(597)
Principal payments on lease financing obligations				(1,101)	(1,101)	—
Financing costs associated with issuance of debt and lease financing obligations				—	—	(221)
Proceeds from lease financing obligations				—	—	4,500
Net cash used for financing activities				(20,209)	(20,209)	(26,089)

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

For the three and six months ended June 30, 2005 and 2004, the Company recorded impairment losses on long-lived assets, including Burger King franchise rights, for its segments as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Burger King	$312	$308	$758	$569
Taco Cabana	95	—	95	—

	$407	$308	$853	$569

5. Goodwill and Franchise Rights

Goodwill. Goodwill is reviewed for impairment annually, or more frequently when events and circumstances indicate that the carrying amounts may be impaired. The Company performs its annual impairment assessment as of December 31 each year and does not believe circumstances have changed since the last assessment date which would make it necessary to reassess its values. There were no changes to the carrying amount of goodwill during the three or six months ended June 30, 2005 and 2004.

	Taco Cabana	Pollo Tropical	Burger King	Total
Carrying amount, beginning of year and end of period	$64,484	$56,307	$1,450	$122,241

Burger King Franchise Rights. Amounts allocated to franchise rights for each acquisition are amortized using the straight-line method over the average remaining term of the acquired franchise agreements at January 1, 2002 plus one twenty-year renewal period. The Company assesses the potential impairment of franchise rights whenever events or changes in circumstances indicate that the carrying value may not be recoverable. If an indicator of impairment exists for any of its assets, an estimate of the aggregate undiscounted future cash flows from the acquired restaurants is compared to the respective carrying value of franchise rights for each acquisition. If an asset is determined to be impaired, the loss is measured by the excess of the carrying amount of the asset over its fair value. The Company recorded impairment charges related to Burger King franchise rights of $219 for the three and six months ended June 30, 2005, respectively. There were no impairment charges related to Burger King franchise rights in the three and six months ended June 30, 2004.

Amortization expense was $803 and $808 for the three months ended June 30, 2005 and 2004, respectively. Amortization expense for the six months ended June 30, 2005 and 2004 amounted to $1,607 and $1,616, respectively.

6. Long-Term Debt

The Company’s senior credit facility provides for a revolving credit facility under which it may borrow up to $50.0 million (including a sub limit of up to $20.0 million for letters of credit and up to $5.0 million for swingline loans), a $220.0 million term loan B facility and incremental facilities (as defined in the new senior credit facility), at its option, of up to $100.0 million, subject to the satisfaction of certain conditions. At June 30, 2005, $218.9 million was outstanding under the term B facility and no amounts were outstanding under the revolving credit facility. After reserving $10.8 million for letters of credit guaranteed by the facility, $39.2 million was available for borrowings under the revolving credit facility at June 30, 2005. The Company was in compliance with the covenants under its senior credit facility as of June 30, 2005.

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

7. Income Taxes

The income tax provision (benefit) for the three and six months ended June 30, 2005 and 2004 was comprised of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	Restated Note 3 2005	Restated Note 3 2004	Restated Note 3 2005	Restated Note 3 2004
Current	$(307)	$2,863	$455	$3,223
Deferred	90	(653)	(240)	(1,188)

	$(217)	$2,210	$215	$2,035

The provision for income taxes in the three and six months ended June 30, 2005 was derived using an estimated effective annual income tax rate for 2005 of 33.9%. Although the Company had a pretax loss of $11.6 million and $10.3 million for the three and six months ended June 30, 2005, respectively, the tax benefit related to this loss was reduced by $3.3 million for the non-deductible portion of stock-based compensation expense related to the second quarter stock awards and was also reduced by the income tax expense associated with the second quarter Ohio state tax legislation of $0.5 million, as discussed below. The amount of the stock-based compensation expense deduction may be adjusted based on the Company’s evaluation of the value of the stock award for tax purposes. To the extent that there is an adjustment to the value of the stock award for tax purposes, the Company’s tax provision will be affected in a similar manner in a subsequent period. The provision for income taxes in the three and six months ended June 30, 2004 is based on an effective tax rate for 2004 of 45.4%. This rate is higher than the statutory federal tax rate primarily due to state income taxes and tax credits.

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

The following table presents the activity in the exit cost reserve for the six months ended June 30, 2005:

Balance, beginning of period	$756
Additions	467
Payments	(71)

Balance, end of period	$1,152

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

Three Months Ended:	Taco Cabana	Pollo Tropical	Burger King	Other	Consolidated
June 30, 2005 (Restated Note 3):
Total revenues	$52,912	$34,600	$94,288	$—	$181,800
Cost of sales	15,496	11,515	26,507	—	53,518
Restaurant wages and related expenses	14,860	8,062	29,125	—	52,047
Depreciation and amortization	2,054	1,130	4,797	381	8,362
Segment EBITDA	7,894	7,490	8,812
Capital expenditures	2,944	3,332	1,233	416	7,925

June 30, 2004 (Restated Note 3):
Total revenues	$51,612	$31,014	$95,297	$—	$177,923
Cost of sales	15,564	9,523	27,233	—	52,320
Restaurant wages and related expenses	14,553	7,775	29,343	—	51,671
Depreciation and amortization	2,718	1,053	5,634	660	10,065
Segment EBITDA	6,760	7,498	10,804
Capital expenditures	1,595	261	1,735	196	3,787

Six Months Ended:
June 30, 2005 (Restated Note 3):
Total revenues	$103,095	$69,047	$179,174	$—	$351,316
Cost of sales	30,033	22,896	49,427	—	102,356
Restaurant wages and related expenses	28,999	15,999	57,124	—	102,122
Depreciation and amortization	3,945	2,280	9,777	725	16,727
Segment EBITDA	15,218	14,840	14,602
Capital expenditures	4,567	5,957	1,772	703	12,999

June 30, 2004 (Restated Note 3):
Total revenues	$97,759	$60,638	$176,426	$—	$334,823
Cost of sales	29,221	18,528	48,252	—	96,001
Restaurant wages and related expenses	27,847	14,885	56,790	—	99,522
Depreciation and amortization	5,432	2,100	11,466	1,225	20,223
Segment EBITDA	13,070	14,744	16,777
Capital expenditures	3,577	743	2,460	362	7,142

Identifiable Assets:
At June 30, 2005 (as restated)	$64,465	$53,352	$189,173	$189,581	$496,571
At December 31, 2004	63,655	50,177	198,015	204,399	516,246

A reconciliation of our segments’ EBITDA to consolidated net income (loss) is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	Restated Note 3 2005	Restated Note 3 2004	Restated Note 3 2005	Restated Note 3 2004
Segment EBITDA:
Taco Cabana	$7,894	$6,760	$15,218	$13,070
Pollo Tropical	7,490	7,498	14,840	14,744
Burger King	8,812	10,804	14,602	16,777

Subtotal	24,196	25,062	44,660	44,591
Less:
Depreciation and amortization	8,362	10,065	16,727	20,223
Impairment losses	407	308	853	569
Interest expense	10,641	8,749	20,914	17,725
Provision (benefit) for income taxes	(217)	2,210	215	2,035
Stock-based compensation expense	16,357	1,098	16,432	1,624

Net income (loss)	$(11,354)	$2,632	$(10,481)	$2,415

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

12. Recent Accounting Developments

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”) which replaces SFAS No. 123, “Accounting for Stock-Based Compensation” and supersedes APB No. 25. SFAS 123R requires the measurement of all employee share-based payments, including grants of employee stock options, using a fair-value-based method and the recording of such expense in the consolidated statements of operations. The pro forma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition. In March 2005, the SEC issued Staff Accounting Bulletin (“SAB”) No. 107 “Share-Based Payment” (“SAB 107”). SAB 107 expresses views of the SEC staff regarding the interaction between SFAS 123R and certain SEC rules and regulations and provides the staff’s views regarding the valuation of share-based payment arrangements. SFAS 123R is effective for awards that are granted, modified, or settled in cash for the first annual reporting period beginning after June 15, 2005. The Company is currently evaluating the impact of these pronouncements on its financial statements.

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

Cabana Beverages, Inc.

Cabana Bevco LLC

Carrols Realty Holdings Corp.

Carrols Realty I Corp.

Carrols Realty II Corp.

Carrols J.G. Corp.

Pollo Franchise, Inc.

Pollo Operations, Inc.

Quanta Advertising Corp.

Taco Cabana, Inc.

TP Acquisition Corp.

TC Bevco LLC

TC Lease Holdings III, V and VI, Inc.

T.C. Management, Inc.

Get Real, Inc.

Texas Taco Cabana, L.P.

The following supplemental financial information sets forth on a condensed consolidating basis, balance sheets as of June 30, 2005 and December 31, 2004, for the Parent Company only, Guarantor Subsidiaries and for the Company and the related statements of operations and statements of cash flows for the three and six months ended June 30, 2005 and 2004.

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

CONSOLIDATING BALANCE SHEET

June 30, 2005 (As Restated)

(In thousands of dollars)

(Unaudited)

	Parent Company Only	Guarantor Subsidiaries	Eliminations	Consolidated Total
ASSETS
Current assets:
Cash and cash equivalents	$15,294	$2,105	$—	$17,399
Trade and other receivables, net	703	2,380	—	3,083
Inventories	3,438	1,433	—	4,871
Prepaid rent	1,874	1,734	—	3,608
Prepaid expenses and other current assets	1,736	3,406	—	5,142
Refundable income taxes	550	—	—	550
Deferred income taxes	3,618	2,624	—	6,242

Total current assets	27,213	13,682	—	40,895

Property and equipment, net	91,059	143,801	(23,810)	211,050
Franchise rights, net	87,922	—	—	87,922
Goodwill	1,450	120,791	—	122,241
Franchise agreements, net	6,134			6,134
Intercompany receivable (payable)	153,633	(153,758)	125	—
Investment in subsidiaries	15,138	—	(15,138)	—
Deferred income taxes	2,988	10,507	(316)	13,179
Other assets	10,828	5,431	(1,109)	15,150

Total assets	$396,365	$140,454	$(40,248)	$496,571

LIABILITIES AND STOCKHOLDER’S EQUITY (DEFICIT)
Current liabilities:
Current portion of long-term debt	$2,343	$259	$—	$2,602
Accounts payable	6,529	10,157	—	16,686
Accrued interest	8,822	—	—	8,822
Accrued payroll, related taxes and benefits	7,997	6,550	—	14,547
Other liabilities	8,649	5,680	—	14,329

Total current liabilities	34,340	22,646	—	56,986

Long-term debt, net of current portion	397,061	257	—	397,318
Lease financing obligations	48,855	91,541	(28,510)	111,886
Deferred income—sale-leaseback of real estate	4,855	1,202	2,746	8,803
Accrued postretirement benefits	3,671	—	—	3,671
Other liabilities	17,232	10,189	135	27,556

Total liabilities	506,014	125,835	(25,629)	606,220
Commitments and contingencies
Stockholder’s equity (deficit)	(109,649)	14,619	(14,619)	(109,649)

Total liabilities and stockholder’s equity (deficit)	$396,365	$140,454	$(40,248)	$496,571

CONSOLIDATING BALANCE SHEET

December 31, 2004

(In thousands of dollars)

(Unaudited)

	Parent Company Only	Guarantor Subsidiaries	Eliminations	Consolidated Total
ASSETS
Current assets:
Cash and cash equivalents	$29,195	$2,271	$—	$31,466
Trade and other receivables, net	336	2,242	—	2,578
Inventories	3,376	1,455	—	4,831
Prepaid rent	1,866	1,723	—	3,589
Prepaid expenses and other current assets	1,085	3,273	—	4,358
Refundable income taxes	3,326	—	—	3,326
Deferred income taxes	3,618	2,624	—	6,242

Total current assets	42,802	13,588	—	56,390

Property and equipment, net	97,006	140,532	(24,049)	213,489
Franchise rights, net	90,056	—	—	90,056
Goodwill	1,450	120,791	—	122,241
Franchise agreements, net	6,480	—	—	6,480
Intercompany receivable (payable)	148,424	(149,005)	581	—
Investment in subsidiaries	14,100	—	(14,100)	—
Deferred income taxes	3,198	9,930	(188)	12,940
Other assets	10,442	5,380	(1,172)	14,650

Total assets	$413,958	$141,216	$(38,928)	$516,246

LIABILITIES AND STOCKHOLDER’S EQUITY (DEFICIT)
Current liabilities:
Current portion of long-term debt	$2,343	$268	$—	$2,611
Accounts payable	7,875	9,706	—	17,581
Accrued interest	956	—	—	956
Accrued payroll, related taxes and benefits	16,142	8,798	—	24,940
Accrued bonus to employees and director	20,860	—	—	20,860
Other liabilities	8,586	5,371	—	13,957

Total current liabilities	56,762	24,143	—	80,905

Long-term debt, net of current portion	398,233	381	—	398,614
Lease financing obligations, net of current portion	48,892	91,313	(28,490)	111,715
Deferred income—sale-leaseback of real estate	4,086	1,676	2,823	8,585
Accrued postretirement benefits	3,504	—	—	3,504
Other liabilities	18,010	10,340	102	28,452

Total liabilities	529,487	127,853	(25,565)	631,775
Commitments and contingencies
Stockholder’s equity (deficit)	(115,529)	13,363	(13,363)	(115,529)

Total liabilities and stockholder’s equity (deficit)	$413,958	$141,216	$(38,928)	$516,246

CONSOLIDATING STATEMENT OF OPERATIONS

Three Months Ended June 30, 2005 (As Restated)

(In thousands of dollars)

(Unaudited)

	Parent Company Only	Guarantor Subsidiaries	Eliminations	Consolidated Total
Revenues:
Restaurant sales	$94,288	$87,105	$—	$181,393
Franchise royalty revenues and fees	—	407	—	407

Total revenues	94,288	87,512	—	181,800

Costs and expenses:
Cost of sales	26,507	27,011	—	53,518
Restaurant wages and related expenses	29,125	22,922	—	52,047
Restaurant rent expense	5,420	2,866	585	8,871
Other restaurant operating expenses	13,689	11,429	—	25,118
Advertising expense	4,006	2,979	—	6,985
General and administrative (including $16,357 of stock-based compensation expense)	16,990	10,432	—	27,422
Depreciation and amortization	4,968	3,513	(119)	8,362
Impairment losses	312	95	—	407

Total operating expenses	101,017	81,247	466	182,730

Income (loss) from operations	(6,729)	6,265	(466)	(930)
Interest expense	8,957	2,333	(649)	10,641
Intercompany interest allocations	(4,556)	4,556	—	—

Loss before income taxes	(11,130)	(624)	183	(11,571)
Provision (benefit) for income taxes	(1,621)	906	498	(217)
Equity loss from subsidiaries	(1,845)	—	1,845	—

Net loss	$(11,354)	$(1,530)	$1,530	$(11,354)

CONSOLIDATING STATEMENT OF OPERATIONS

Three Months Ended June 30, 2004 (As Restated)

(In thousands of dollars)

(Unaudited)

	Parent Company Only	Guarantor Subsidiaries	Eliminations	Consolidated Total
Revenues:
Restaurant sales	$95,297	$82,225	$—	$177,522
Franchise royalty revenues and fees	—	401	—	401

Total revenues	95,297	82,626	—	177,923

Costs and expenses:
Cost of sales	27,233	25,087	—	52,320
Restaurant wages and related expenses	29,343	22,328	—	51,671
Restaurant rent expense	5,466	2,426	586	8,478
Other restaurant operating expenses	13,023	9,836	—	22,859
Advertising expense	3,688	3,358	—	7,046
General and administrative (including $1,098 of stock-based compensation expense)	5,143	6,442	—	11,585
Depreciation and amortization	5,975	4,209	(119)	10,065
Impairment losses	308	—	—	308

Total operating expenses	90,179	73,686	467	164,332

Income from operations	5,118	8,940	(467)	13,591
Interest expense	7,057	2,343	(651)	8,749
Intercompany interest allocations	(4,556)	4,556	—	—

Income before income taxes	2,617	2,041	184	4,842
Provision for income taxes	1,053	707	450	2,210
Equity income from subsidiaries	1,068	—	(1,068)	—

Net income	$2,632	$1,334	$(1,334)	$2,632

CONSOLIDATING STATEMENT OF OPERATIONS

Six Months Ended June 30, 2005 (As Restated)

(In thousands of dollars)

(Unaudited)

	Parent Company Only	Guarantor Subsidiaries	Eliminations	Consolidated Total
Revenues:
Restaurant sales	$179,174	$171,357	$—	$350,531
Franchise royalty revenues and fees	—	785	—	785

Total revenues	179,174	172,142	—	351,316

Costs and expenses:
Cost of sales	49,427	52,929	—	102,356
Restaurant wages and related expenses	57,124	44,998	—	102,122
Restaurant rent expense	10,859	5,734	1,171	17,764
Other restaurant operating expenses	27,031	22,283	—	49,314
Advertising expense	7,368	6,180	—	13,548
General and administrative (including $16,432 of stock-based compensation expense)	22,370	15,614	—	37,984
Depreciation and amortization	10,120	6,846	(239)	16,727
Impairment losses	758	95	—	853

Total operating expenses	185,057	154,679	932	340,668

Income (loss) from operations	(5,883)	17,463	(932)	10,648
Interest expense	17,551	4,661	(1,298)	20,914
Intercompany interest allocations	(9,112)	9,112	—	—

Income (loss) before income taxes	(14,322)	3,690	366	(10,266)
Provision (benefit) for income taxes	(2,803)	2,434	584	215
Equity income from subsidiaries	1,038	—	(1,038)	—

Net income (loss)	$(10,481)	$1,256	$(1,256)	$(10,481)

CONSOLIDATING STATEMENT OF OPERATIONS

Six Months Ended June 30, 2004 (As Restated)

(In thousands of dollars)

(Unaudited)

	Parent Company Only	Guarantor Subsidiaries	Eliminations	Consolidated Total
Revenues:
Restaurant sales	$176,426	$157,641	$—	$334,067
Franchise royalty revenues and fees	—	756	—	756

Total revenues	176,426	158,397	—	334,823

Costs and expenses:
Cost of sales	48,252	47,749	—	96,001
Restaurant wages and related expenses	56,790	42,732	—	99,522
Restaurant rent expense	10,687	4,983	1,171	16,841
Other restaurant operating expenses	25,706	19,043	—	44,749
Advertising expense	6,949	5,924	—	12,873
General and administrative (including $1,624 of stock-based compensation expense)	10,069	11,801	—	21,870
Depreciation and amortization	12,117	8,344	(238)	20,223
Impairment losses	569	—	—	569

Total operating expenses	171,139	140,576	933	312,648

Income from operations	5,287	17,821	(933)	22,175
Interest expense	14,342	4,685	(1,302)	17,725
Intercompany interest allocations	(9,112)	9,112	—	—

Income before income taxes	57	4,024	369	4,450
Provision for income taxes	35	1,441	559	2,035
Equity income from subsidiaries	2,393	—	(2,393)	—

Net income	$2,415	$2,583	$(2,583)	$2,415

CONSOLIDATING STATEMENT OF CASH FLOWS

Six Months Ended June 30, 2005 (As Restated)

(In thousands of dollars)

(Unaudited)

	Parent Company Only	Guarantor Subsidiaries	Eliminations	Consolidated Total
Cash flows provided from (used for) operating activities:
Net income (loss)	$(10,481)	$1,256	$(1,256)	$(10,481)
Adjustments to reconcile net income (loss) to net cash provided from (used for) operating activities:
Gain on disposal of property and equipment	—	(395)	—	(395)
Stock-based compensation	10,859	5,502	—	16,361
Depreciation and amortization	10,120	6,846	(239)	16,727
Amortization of deferred financing costs	698	124	(63)	759
Amortization of unearned purchase discounts	(1,077)	—	—	(1,077)
Amortization of deferred gains from sale-leaseback transactions	(98)	(74)	(77)	(249)
Accretion of interest on lease financing obligations	(35)	229	(21)	173
Impairment losses	758	95	—	853
Deferred income taxes	520	(888)	128	(240)
Decrease in accrued bonus to employees and director	(20,860)	—	—	(20,860)
Decrease in accrued payroll, related taxes and benefits	(8,145)	(2,248)	—	(10,393)
Changes in other operating assets and liabilities	6,569	(189)	1,528	7,908

Net cash provided from (used for) operating activities	(11,172)	10,258	—	(914)

Cash flows used for investing activities:
Capital expenditures:
New restaurant development	18	(7,611)	—	(7,593)
Restaurant remodeling	(1,032)	(625)	—	(1,657)
Other restaurant capital expenditures	(758)	(2,288)	—	(3,046)
Corporate and restaurant information systems	(457)	(246)	—	(703)

Total capital expenditures	(2,229)	(10,770)	—	(12,999)
Properties purchased for sale-leaseback	(275)	—	—	(275)
Proceeds from sale-leaseback transactions	1,137			1,137
Proceeds from dispositions of property and equipment	—	479	—	479

Net cash used for investing activities	(1,367)	(10,291)	—	(11,658)

Cash flows used for financing activities:
Scheduled principal payments on term loans	(1,100)	—	—	(1,100)
Principal payments on capital leases	(72)	(133)	—	(205)
Financing costs associated with issuance of debt	(190)	—	—	(190)

Net cash used for financing activities	(1,362)	(133)	—	(1,495)

Decrease in cash and cash equivalents	(13,901)	(166)	—	(14,067)
Cash and cash equivalents, beginning of period	29,195	2,271	—	31,466

Cash and cash equivalents, end of period	$15,294	$2,105	$—	$17,399

CONSOLIDATING STATEMENT OF CASH FLOWS

Six Months Ended June 30, 2004 (As Restated)

(In thousands of dollars)

(Unaudited)

	Parent Company Only	Guarantor Subsidiaries	Elimination	Consolidated Total
Cash flows provided from (used for) operating activities:
Net income	$2,415	$2,583	$(2,583)	$2,415
Adjustments to reconcile net income to net cash provided from (used for) operating activities:
Gain on disposal of property and equipment	(288)	—	—	(288)
Stock-based compensation	—	1,624	—	1,624
Depreciation and amortization	12,117	8,344	(238)	20,223
Amortization of deferred financing costs	717	135	(68)	784
Amortization of unearned purchase discounts	(1,078)	—	—	(1,078)
Amortization of deferred gains from sale-leaseback transactions	(113)	(48)	(77)	(238)
Accretion of interest on lease financing obligations	(5)	241	(19)	217
Impairment losses	569	—	—	569
Deferred income taxes	(220)	(1,055)	87	(1,188)
Increase in accrued payroll, related taxes and benefits	3,282	1,090	—	4,372
Changes in other operating assets and liabilities	11,055	(13,767)	2,898	186

Net cash provided from (used for) operating activities	28,451	(853)	—	27,598

Cash flows provided from (used for) investing activities:
Capital expenditures:
New restaurant development	(923)	(2,691)	—	(3,614)
Restaurant remodeling	(479)	—	—	(479)
Other restaurant expenditures	(1,058)	(1,629)	—	(2,687)
Corporate and restaurant information systems	(255)	(107)	—	(362)

Total capital expenditures	(2,715)	(4,427)	—	(7,142)

Properties purchased for sale-leaseback	(924)	—	—	(924)
Proceeds from sale-leaseback transactions	3,851	3,130	—	6,981
Proceeds from sales of other properties	488	—	—	488

Net cash provided from (used for) investing activities	700	(1,297)	—	(597)

Cash flows provided from (used for) financing activities:
Borrowings from revolving credit facility, net	700	—	—	700
Scheduled principal payments on term loans	(6,750)	—	—	(6,750)
Principal pre-payments on term loans	(24,000)	—	—	(24,000)
Payments on other notes payable, net	(117)	—	—	(117)
Principal payments on capital leases	(78)	(123)	—	(201)
Proceeds from lease financing obligations, net	1,250	3,250	—	4,500
Financing costs associated with issuance of debt	(61)	(160)	—	(221)

Net cash provided from (used for) financing activities	(29,056)	2,967	—	(26,089)

Increase in cash and cash equivalents	95	817	—	912
Cash and cash equivalents, beginning of period	708	1,706	—	2,414

Cash and cash equivalents, end of period	$803	$2,523	$—	$3,326

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

We use the term “Segment EBITDA” in Amendment No. 1 to our Quarterly Report on Form 10-Q/A for the quarterly period ended July 3, 2005 because we believe it is a useful financial indicator for measuring segment operating results. Segment EBITDA may not be necessarily comparable to other similarly titled captions of other companies due to differences in methods of calculation.

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

We use a 52-53 week fiscal year ending on the Sunday closest to December 31. For convenience, all references herein to the fiscal years ended January 2, 2005 and December 28, 2003 will be referred to as the fiscal years ended December 31, 2004 and 2003, respectively. Similarly, all references herein to the three and six months ended July 3, 2005 and June 27, 2004 will be referred to as the three months ended June 30, 2005 and June 30, 2004, respectively.

Overview

We are one of the largest restaurant companies in the United States operating three restaurant brands in the quick-casual and quick-service restaurant segments with 533 company-owned and operated restaurants in 17 states as of June 30, 2005. We own, operate and franchise two Hispanic restaurant brands, Taco Cabana® and Pollo Tropical® (together referred to by us as our Hispanic Brands) operating primarily in Texas and Florida, respectively. We are also the largest Burger King® franchisee and have operated Burger King restaurants since 1976. We believe that the diversification of our restaurant concepts and geographic dispersion of our restaurants provide us with balance and stability. For the three and six months ended June 30, 2005 we had total revenues of $181.8 million and $351.3 million, respectively.

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

Taco Cabana. Taco Cabana restaurants combine fresh, high-quality Tex-Mex and traditional Mexican style food in a festive setting with the convenience and value of quick-service restaurants. Menu items include sizzling fajitas, quesadillas, enchiladas, other Tex-Mex dishes, fresh-made flour tortillas, frozen margaritas and beer. Most menu items are made fresh daily in each of our Taco Cabana restaurants. Taco Cabana pioneered the Mexican patio café concept with its first restaurant in San Antonio, Texas in 1978. As of June 30, 2005, we owned and operated 128 Taco Cabana restaurants located in Texas, Oklahoma and New Mexico and franchised seven Taco Cabana restaurants in Texas, New Mexico and Georgia. For the three and six months ended June 30, 2005, our company-owned Taco Cabana restaurants generated total revenues of $52.9 million and $103.1 million, respectively, and segment EBITDA of $7.9 million and $15.2 million, respectively.

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

Burger King. Burger King is one of the largest hamburger restaurant chains in the world and we are the largest Burger King franchisee. Burger King restaurants feature the popular flame-broiled WHOPPER® sandwich as well as hamburgers and other sandwiches, fries, salads, breakfast items and other offerings typically found in quick-service hamburger restaurants. As of June 30, 2005, we operated 340 Burger King restaurants located in 13 Northeastern, Midwestern and Southeastern states. For the three and six months ended June 30, 2005, our Burger King restaurants generated total revenues of $94.3 million and $179.2 million, respectively, and segment EBITDA of $8.8 million and $14.6 million, respectively.

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

We previously considered the land and building as a single asset and depreciated this asset (both land and building) over a depreciable life that was deemed to be the 20-year primary lease term of the underlying obligation. We have concluded that our prior accounting was in error and that the portion of the asset representing land should not be depreciated and the depreciation of the building portion of this asset should continue using its original estimated useful life rather than the term of the underlying obligation. The effect of this restatement resulted in a reduction of depreciation expense of $0.5 million and $1.0 million in each of the three and six months ended June 30, 2005 and 2004, respectively; and an increase to net income of $0.4 million in the three months ended June 30, 2005 and 2004, and $ 0.7 million and $0.6 million in the six months ended June 30, 2005 and 2004, respectively.

Historically, we allocated the related lease payments between interest and principal using an interest rate that would fully amortize the lease financing obligation by the end of the primary lease term. Due to the change in depreciation described above, the assets subject to the lease financing obligations will have a net book value at the end of the primary lease term, primarily for the land portion. To prevent the recognition of a non-cash loss or negative amortization of the obligation through the end of the primary lease term, it was necessary to reevaluate the selection of interest rates which included our incremental borrowing rate, and to adjust the rates used to amortize the lease financing obligations so that a lease obligation equal to or greater that the unamortized asset remained at the end of the primary lease term. The effect of this restatement resulted in an increase in interest expense related to the lease financing obligations of $0.7 million and $1.3 million in each of the three and six months ended June 30, 2005 and 2004 and decrease in net income of $0.5 million in both the three months ended June 30, 2005 and 2004, respectively; and $0.9 million and $0.8 million in the six months ended June 30, 2005 and 2004, respectively.

These restatements also resulted in an increase in land and buildings subject to lease financing obligations of $12.5 million and an increase in lease financing obligations of $16.1 million at June 30, 2005.

We also has reviewed previously reported sale-leaseback transactions and determined twelve additional real estate transactions were required to be recorded as financing transactions rather than as sale/leaseback transactions under SFAS No.

98 “Accounting for Leases” due to certain forms of continuing involvement. The impact of this restatement is to keep the assets subject to such leases on our balance sheet and to record the proceeds we received from these transactions (including the gains previously deferred) as lease financing obligations. This restatement also affects our operating results by increasing the depreciation expense for buildings subject to these transactions and recharacterizing the lease payments, previously reported as rent expense for these restaurants, as interest expense and principal repayments on the related financing obligations. The effect of this restatement (a) for the three and six months ended June 30, 2005 and 2004 was to (i) reduce rent expense by $0.3 million and $0.6 million in the three and six months ended June 30, 2005, respectively, and reduce rent expense by $0.3 million and $0.5 million in the three and six months ended June 30, 2004, respectively; (ii) increase depreciation expense by $0.1 million and $0.2 million in each of the three and six month periods ended June 30, 2005 and 2004, respectively; (iii) increase interest expense by $0.3 million and $0.7 million in each of the three and six month periods ended June 30, 2005 and 2004, respectively; and (iv) reduce net income by $0.1 million and $0.2 million in each of the three and six months ended June 30, 2005 and 2004, respectively and (b) at June 30, 2005, to increase the net book value of the assets subject to lease financing obligations by $9.3 million, reduce deferred income-sale/leaseback of real estate by $2.9 million and increase lease financing obligations by $14.7 million.

The net effect of the above current restatements was to decrease net income $0.2 million and $0.4 million, respectively, in each of the three and six months ended June 30, 2005 and 2004.

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

Statements of Cash Flows

The proceeds from qualifying sale-leaseback transactions in prior periods are being recorded as an investing activity rather than as a financing activity as previously reported in the statements of cash flows. For the six months ended June 30, 2005 and 2004 proceeds from qualifying sale-leaseback transactions included in the accompanying consolidated financial statements were $1.1 million and $7.0 million, respectively. We also restated our consolidated statements of cash flows for the three and six months ended June 30, 2005 and 2004 to reflect the impact of changes in accounts payable related to the acquisition of property and equipment as a non-cash item as required under SFAS No. 95.

Net cash provided from operating activities, capital expenditures and net cash used for investing activities in the statements of cash flows have been increased by $0.2 million and $0.1 million for the six months ended June 30, 2005 and 2004, respectively for such amounts representing the change in the amount of capital expenditures included in accounts payable at the beginning and end of the periods.

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

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires us to make assumptions and estimates that can have a material impact on our results of operations. Sales recognition at company-operated restaurants is straightforward as customers pay for products at the time of sale and inventory turns over very quickly. Payments to vendors for products sold in the restaurants are generally settled within 30 days. The earnings reporting process is covered by our system of internal controls, and generally does not require significant management estimates and judgments. However, estimates and judgments, as noted below, are inherent in the assessment and recording of accrued occupancy costs, insurance liabilities, legal obligations, income taxes, the valuation of goodwill and intangible assets for impairment, and impairment of long-lived assets and lease accounting. While we apply our judgment based on assumptions believed to be reasonable under the circumstances, actual results could vary from these assumptions. It is possible that materially different amounts would be reported using different assumptions.

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

In addition, if a purchase option exists for any properties subject to a lease financing obligation, the purchase option is evaluated for its probability of exercise on an ongoing basis. This evaluation considers many factors including, without limitation, our intentions, the fair value of the underlying properties, our ability to acquire the property, economic circumstances and other available alternatives to us for the continued use of the property. These factors may change and be considered differently in future assessments of probability. At June 30, 2005 there were no purchase options for properties subject to lease financing obligations that we deemed were probable of exercise.

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

The following table sets forth, for the three months ended June 30, 2005 and 2004, selected operating results as a percentage of restaurant sales:

	As Restated Note 3 (1) 2005	As Restated Note 3 (1) 2004
Restaurant sales:
Taco Cabana	29.1%	29.0%
Pollo Tropical	18.9%	17.3%
Burger King	52.0%	53.7%

	100.0%	100.0%
Costs and expenses:
Cost of sales	29.5%	29.5%
Restaurant wages and related expenses	28.7%	29.1%
Restaurant rent expense	4.9%	4.8%
Other restaurant operating expenses	13.8%	12.9%
Advertising expense	3.9%	4.0%
General and administrative (including stock-based compensation expense)	15.1%	6.5%

(1)	For a discussion of the restatements, see Note 3 to the consolidated financial statements contained in this Form 10-Q/A.

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

Restaurant rent expense, as a percentage of total restaurant sales, increased slightly to 4.9% in the second quarter of 2005 from 4.8% in 2004 due to sale-leaseback transactions completed in 2004.

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

Segment EBITDA. Segment EBITDA, as defined, is a measure of segment profit or loss reported to the chief operating decision maker for purposes of allocating resources to our restaurant concepts and assessing their performance. Segment EBITDA is defined as earnings before interest, income taxes, depreciation and amortization, impairment losses and stock-based compensation expense. Segment EBITDA for our Taco Cabana restaurants increased 16.8% to $7.9 million in the second quarter of 2005 from $6.8 million in 2004. Segment EBITDA for our Pollo Tropical restaurants was $7.5 million in both the second quarters of 2005 and 2004. Segment EBITDA for our Burger King restaurant segment decreased $2.0 million to $8.8 million in the second quarter of 2005 from $10.8 million in 2004.

Depreciation and Amortization and Impairment Losses. Depreciation and amortization expense decreased to $8.4 million in the second quarter of 2005 from $10.1 million in the second quarter of 2004 due primarily to lower depreciation of equipment and information systems assets related to our Burger King restaurants of $0.5 million, lower depreciation due to the closure of Burger King restaurants since June 30, 2004 of $0.2 million, lower leasehold improvement amortization and equipment depreciation of $0.7 million for our Taco Cabana restaurants. Impairment losses were $0.4 million and $0.3 million in the second quarter of 2005 and 2004, respectively. Impairment losses in the second quarter of 2005 were comprised of $0.2 million related to Burger King franchise rights, $0.1 million principally related to property and equipment of certain underperforming Burger King restaurants and $0.1 million related to property and equipment of certain underperforming Taco Cabana restaurants. Impairment losses in the second quarter of 2004 were related to property and equipment of certain underperforming Burger King restaurants.

Interest Expense. Interest expense increased $1.9 million to $10.6 million in the second quarter of 2005 from $8.7 million in 2004 due primarily to higher average debt balances resulting from the December 2004 refinancing and higher effective interest rates on our floating rate borrowings under our senior credit facility. However, the weighted average interest rate on our long-term debt, excluding lease financing obligations, for the three months ended June 30, 2005 decreased to 7.1% from 7.7% in the second quarter of 2004. This decrease was due to our senior subordinated notes, which are at a higher rate than our borrowings under our senior credit facility and comprised a lower percentage of our total outstanding long-term debt in 2005 compared to 2004, due to increased borrowings under our senior credit facility from our refinancing in the fourth quarter of 2004.

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

Net Income (Loss). As a result of the foregoing, we incurred a net loss of $11.4 million in the second quarter of 2005 compared to net income of $2.6 million in the first quarter of 2004.

Six Months Ended June 30, 2005 Compared to Six Months Ended June 30, 2004.

The following table sets forth, for the six months ended June 30, 2005 and 2004, selected operating results as a percentage of restaurant sales:

	As Restated Note 3 (1) 2005	As Restated Note 3 (1) 2004
Restaurant sales:
Taco Cabana	29.4%	29.2%
Pollo Tropical	19.5%	18.0%
Burger King	51.1%	52.8%

	100.0%	100.0%
Costs and expenses:
Cost of sales	29.2%	28.7%
Restaurant wages and related expenses	29.1%	29.8%
Restaurant rent expense	5.1%	5.0%
Other restaurant operating expenses	14.1%	13.4%
Advertising expense	3.9%	3.9%
General and administrative (including stock-based compensation expense)	10.8%	6.5%

(1)	For a discussion of the restatements, see Note 3 to the consolidated financial statements contained in this Form 10-Q/A.

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

Restaurant rent expense, as a percentage of total restaurant sales, increased slightly to 5.1% in the first six months of 2005 from 5.0% in 2004 due to sale-leaseback transactions completed in 2004.

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

Segment EBITDA. Segment EBITDA is a measure of segment profit or loss reported to the chief operating decision maker for purposes of allocating resources to our restaurant concepts and assessing their performance. Segment EBITDA is defined as earnings before interest, income taxes, depreciation and amortization, impairment losses and stock-based compensation expense. Segment EBITDA for our Taco Cabana restaurants increased 16.4% to $15.2 million in the first six months of 2005 from $13.1 million in 2004. Segment EBITDA for our Pollo Tropical restaurants increased slightly to $14.8 million in the first six months of 2005 from $14.7 million in 2004. Segment EBITDA for our Burger King restaurant segment decreased $2.2 million to $14.6 million in the first six months of 2005 from $16.8 million in 2004.

Depreciation and Amortization and Impairment Losses. Depreciation and amortization expense decreased to $16.7 million in the first six months of 2005 from $20.2 million in the second quarter of 2004 due primarily to lower depreciation of equipment and information systems related to our Burger King restaurants of $1.0 million, lower depreciation due to the closure of Burger King restaurants since June 30, 2004 of $0.4 million and lower leasehold improvement amortization and equipment depreciation for our Taco Cabana restaurants of $1.4 million. Impairment losses were $0.9 million and $0.6 million in the first six months of 2005 and 2004, respectively. Impairment losses in the first six months of 2005 were comprised of $0.2 million related to Burger King franchise rights, $0.5 million related to property and equipment of certain underperforming Burger King restaurants and $0.1 million related to property and equipment of certain underperforming Taco Cabana restaurants. Impairment losses in the first six months of 2004 were related to property and equipment of certain underperforming Burger King restaurants.

Interest Expense. Interest expense increased $3.2 million to $20.9 million in the first six months of 2005 from $17.7 million in 2004 due primarily to higher average debt balances resulting from the December 2004 refinancing and higher effective interest rates on our floating rate borrowings under our senior credit facility. However, the weighted average interest rate on our long-term debt, excluding lease financing obligations, for the six months ended June 30, 2005 decreased to 7.0% from 7.6% in the first six months of 2004. This decrease was due to our senior subordinated notes, which are at a higher rate than our borrowings under our senior credit facility and comprised a lower percentage of our total outstanding long-term debt in 2005 compared to 2004, due to increased borrowings under our senior credit facility from our refinancing in the fourth quarter of 2004.

Provision for Income Taxes. The provision for income taxes in the first six months of 2005 was derived using an estimated effective annual income tax rate for 2005 of 34.3%. Although we had a pretax loss of $10.3 million for the six months ended June 30, 2005, the tax benefit related to this loss was reduced by $3.3 million for the non-deductible portion of stock-based compensation expense related to the second quarter stock awards and was also reduced by the income tax expense associated with the second quarter Ohio state tax legislation of $0.5 million. The amount of the stock-based compensation expense deduction may be adjusted based on the Company’s evaluation of the value of the stock award for tax purposes. To the extent that there is an adjustment to the value of the stock award for tax purposes, the Company’s tax provision will be affected in a similar manner in a subsequent period. The provision for income taxes in the first six months of 2004 is based on an effective tax rate for 2004 of 45.4%. This rate is higher than the statutory Federal tax rate primarily due to state income taxes and tax credits.

Net Income (Loss). As a result of the foregoing, we incurred a net loss of $10.5 million in the first six months of 2005 compared to net income of $2.4 million in the first six months of 2004.

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

Operating activities. Net cash used for operating activities in the six months ended June 30, 2005 was $0.9 million and net cash provided from operating activities in the six months ended June 30, 2004 was $27.6 million. At June 30, 2005, we had $17.4 million in cash. At December 31, 2004 we had $31.5 million in cash due to the timing of payments associated with the December 2004 refinancing. In the first quarter of 2005, we paid the $20.3 million bonus to employees (including management) and a director and the applicable taxes of $0.6 million, as well as $5.5 million of tax withholdings related to the dividend payment in late December of 2004. These payments resulted in a reduction of net cash provided from operating activities in the first six months of 2005 as compared to the first six months of 2004. Our income tax payments included in operating activities have been historically reduced due to the utilization of net operating loss carry-forwards. As of December 31, 2004, we had $1.6 million of remaining net operating loss carryforwards for Federal income tax purposes, Federal alternative minimum tax credit carryforwards of $2.9 million and Federal work opportunity tax credit carryforwards of $2.9 million.

Investing activities including capital expenditures and sale-leaseback transactions. Net cash used for investing activities for the six months ended June 30, 2005 was $11.7 million and was primarily used for capital expenditures (that represent a major investment of cash for us) of $13.0 million. In addition, we sold one restaurant property in a sale-leaseback transaction for net proceeds of $1.1 million. Net cash used for investing activities for the six months ended June 30, 2004 was $0.6 million. During the first six months of 2004, we entered into sale-leaseback transactions for five restaurant properties for net proceeds of $7.0 million. The net proceeds from these sales in 2004 were used to reduce outstanding debt on our senior credit facility. Capital expenditures for the first six months of 2004 were $7.1 million.

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

	Taco Cabana	Pollo Tropical	Burger King	Other	Consolidated
Six months ended June 30, 2005:
Restaurant maintenance expenditures (1)	$1,502	$786	$758	$—	$3,046
Restaurant remodeling expenditures	—	625	1,032	—	1,657
New restaurant development expenditures	3,065	4,546	(18)	—	7,593
Other capital expenditures	—	—	—	703	703

Total capital expenditures	$4,567	$5,957	$1,772	$703	$12,999

Number of new restaurant openings	3	1	0		4
Six Months Ended June 30, 2004:
Restaurant maintenance expenditures (1)	$991	$638	$1,058	$—	$2,687
Restaurant remodeling expenditures	—	—	479	—	479
New restaurant development expenditures	2,586	105	923	—	3,614
Other capital expenditures	—	—	—	362	362

Total capital expenditures	$3,577	$743	$2,460	$362	$7,142

Number of new restaurant openings	3	0	1		4

1)	Excludes restaurant repair and maintenance expenses included in other restaurant operating expenses in our consolidated financial statements. For the six months ended June 30, 2005 and 2004, restaurant repair and maintenance expenses were approximately $9.0 million and $7.5 million, respectively.

For all of 2005, we anticipate total capital expenditures, excluding acquisitions, of approximately $39 million to $45 million. These capital expenditures include approximately $26 million to $30 million for the development of new restaurants and purchase of related real estate applicable to our Taco Cabana and Pollo Tropical restaurant concepts. Expenditures in 2005 for the development of new restaurants include approximately $2.0 million for restaurants currently planned to open in 2006. In 2005 we anticipate opening approximately five new Pollo Tropical restaurants (of which two have opened to date) and eight to nine new Taco Cabana restaurants (of which three have opened to date). The amount of new restaurant expenditures in 2005 is dependent upon the completion of new restaurant construction and land purchases currently planned in the fourth quarter of 2005. Capital expenditures in 2005 also include expenditures of approximately $11 million to $13 million for the ongoing reinvestment in our three restaurant concepts for remodeling costs and capital maintenance expenditures and approximately $2.0 million in other capital expenditures. In July 2005, we acquired four Taco Cabana restaurants in Texas from a franchisee for approximately $4.3 million.

Financing activities. Net cash used for financing activities for the six months ended June 30, 2005 and 2004 was $1.5 million and $26.1 million, respectively. Financing activities in these periods primarily consisted of repayments under our debt arrangements. In the first six months of 2004 we also made voluntary principal repayments on borrowings under our senior credit facility of $24.0 million. In the second quarter of 2004, we also sold three restaurants for net proceeds of $4.5 million in sale-leaseback transactions accounted for as lease financing obligations. The net proceeds from these sales were used to reduce outstanding borrowings under our senior credit facility.

Indebtedness. At June 30, 2005, we had total debt outstanding of $511.8 million comprised of $180.0 million of unsecured senior subordinated notes, borrowings under our term loan B facility of $218.9 million under the senior credit facility, lease financing obligations of $111.9 million and capital lease obligations of $1.0 million.

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

Contractual Obligations. The Company’s contractual obligations are detailed in the Amendment No. 1 to the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2004. As of June 30, 2005, the Company’s contractual obligations have not materially changed from December 31, 2004.

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

ITEM 4—CONTROLS AND PROCEDURES

Restatement. As discussed in the Explanatory Note to this Form 10-Q/A, we have amended our Quarterly Report on Form 10-Q for the fiscal quarter ended July 3, 2005 to restate our consolidated financial statements for the three and six months ended July 3, 2005 and June 27, 2004. Refer to Note 3 to the accompanying consolidated financial statements for a complete discussion of the restatement.

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

We have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report, with the participation of the Chief Executive Officer and Chief Financial Officer, as well as other key members of our management. In the evaluation, we considered the restatement of our financial statements as discussed in Note 3 to the accompanying consolidated financial statements. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were ineffective as of July 3, 2005.

Material Weaknesses in Internal Control Over Financial Reporting. A material weakness is a control deficiency (within the meaning of PCAOB Auditing Standard No. 2), or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Management identified the following material weaknesses in its internal control over financial reporting as of July 3, 2005:

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

The control deficiencies described above resulted in the restatement of the Company’s consolidated financial statements for three and six months ended July 3, 2005 and June 27, 2004. Additionally, each of these control deficiencies could result in the material misstatement of the aforementioned accounts that would result in material misstatements to annual or interim financial statements that would not be prevented or detected. Accordingly, management has determined at July 3, 2005 that each of these control deficiencies constituted material weaknesses.

Changes in Internal Control over Financial Reporting

No change occurred in our internal control over financial reporting during the second quarter of 2005 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

In addition, we plan to take the following steps to remediate the material weaknesses at July 3, 2005 identified as a result of our evaluation:

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

CARROLS CORPORATION

Date: August 16, 2006	/S/ ALAN VITULI
(Signature)
Alan Vituli Chairman of the Board and Chief Executive Officer

Date: August 16, 2006	/S/ PAUL R. FLANDERS
(Signature)
Paul R. Flanders Vice President – Chief Financial Officer and Treasurer