Form 10-Q
period 2006-07-02
CARROLS CORP
filed 2006-08-16
CIK 17927

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 2, 2006

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

The number of shares of the registrant’s common stock (par value $1 per share) outstanding as of August 6, 2006 is 10.

CARROLS CORPORATION AND SUBSIDIARIES

FORM 10-Q

QUARTER ENDED JUNE 30, 2006

PART I—FINANCIAL INFORMATION

ITEM 1—INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

CARROLS CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands of dollars, except share and per share amounts)

(Unaudited)

	June 30, 2006	December 31, 2005
ASSETS
Current assets:
Cash and cash equivalents	$2,053	$9,331
Trade and other receivables	5,782	3,017
Inventories	4,818	5,333
Prepaid rent	4,775	4,476
Prepaid expenses and other current assets	5,791	4,635
Refundable income taxes	—	593
Deferred income taxes	4,867	4,867

Total current assets	28,086	32,252
Property and equipment, net (Note 3)	192,403	217,506
Franchise rights, at cost less accumulated amortization of $54,255 and $52,649, respectively (Note 4)	84,876	86,490
Goodwill (Note 4)	124,934	124,934
Intangible assets, net (Note 4)	1,321	1,465
Franchise agreements, at cost less accumulated amortization of $5,366 and $5,208, respectively	5,747	5,869
Deferred income taxes	14,628	13,279
Other assets	14,469	15,150

Total assets	$466,464	$496,945

LIABILITIES AND STOCKHOLDER’S DEFICIT
Current liabilities:
Current portion of long-term debt (Note 5)	$2,540	$2,588
Accounts payable	18,670	19,022
Accrued interest	9,010	7,615
Accrued payroll, related taxes and benefits	15,342	15,703
Accrued income taxes payable	1,954	—
Other liabilities	13,742	12,765

Total current liabilities	61,258	57,693

Long-term debt, net of current portion (Note 5)	372,849	391,108
Lease financing obligations (Note 9)	74,082	110,898
Deferred income—sale-leaseback of real estate	26,557	10,660
Accrued postretirement benefits (Note 8)	4,405	4,068
Other liabilities (Note 7)	26,207	26,029

Total liabilities	565,358	600,456

Commitments and contingencies (Note 11)

Stockholder’s deficit:
Common stock, par value $1; authorized 1,000 shares, issued and outstanding—10 shares	—	—
Additional paid-in capital	(75,948)	(75,948)
Accumulated deficit	(22,946)	(27,563)

Total stockholder’s deficit	(98,894)	(103,511)

Total liabilities and stockholder’s deficit	$466,464	$496,945

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CARROLS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2006 AND 2005

(In thousands of dollars)

(Unaudited)

	2006	2005
Revenues:
Restaurant sales	$190,252	$181,393
Franchise royalty revenues and fees	329	407

Total revenues	190,581	181,800

Costs and expenses:
Cost of sales	53,386	53,518
Restaurant wages and related expenses	55,447	52,047
Restaurant rent expense	9,159	8,871
Other restaurant operating expenses	27,441	25,118
Advertising expense	7,248	6,985
General and administrative (including stock-based compensation expense of $16,357 in 2005) (Note 2)	11,827	27,422
Depreciation and amortization	8,463	8,362
Impairment losses (Note 3)	20	407

Total operating expenses	172,991	182,730

Income (loss) from operations	17,590	(930)
Interest expense (Note 9)	13,011	10,641

Income (loss) before income taxes	4,579	(11,571)
Provision (benefit) for income taxes (Note 6)	1,489	(217)

Net income (loss)	$3,090	$(11,354)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CARROLS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

SIX MONTHS ENDED JUNE 30, 2006 AND 2005

(In thousands of dollars)

(Unaudited)

	2006	2005
Revenues:
Restaurant sales	$372,465	$350,531
Franchise royalty revenues and fees	659	785

Total revenues	373,124	351,316

Costs and expenses:
Cost of sales	105,299	102,356
Restaurant wages and related expenses	109,189	102,122
Restaurant rent expense	18,179	17,764
Other restaurant operating expenses	53,889	49,314
Advertising expense	14,160	13,548
General and administrative (including stock-based compensation expense of $16,432 in 2005) (Note 2)	24,119	37,984
Depreciation and amortization	16,780	16,727
Impairment losses (Note 3)	244	853

Total operating expenses	341,859	340,668

Income from operations	31,265	10,648
Interest expense (Note 9)	24,400	20,914

Income (loss) before income taxes	6,865	(10,266)
Provision for income taxes (Note 6)	2,248	215

Net income (loss)	$4,617	$(10,481)

The accompanying notes are an integral part of these unaudited consolidated financial statements

CARROLS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

SIX MONTHS ENDED JUNE 30, 2006 AND 2005

(In thousands of dollars)

(Unaudited)

	2006	2005
Cash flows provided from (used for) operating activities:
Net income (loss)	$4,617	$(10,481)
Adjustments to reconcile net income (loss) to net cash provided from (used for) operating activities:
Gain on disposal of property and equipment	—	(395)
Stock-based compensation	—	16,361
Depreciation and amortization	16,780	16,727
Amortization of deferred financing costs	742	759
Amortization of unearned purchase discounts	(1,077)	(1,077)
Amortization of deferred gains from sale-leaseback transactions	(338)	(249)
Impairment losses	244	853
Gain on settlements of lease financing obligations	(308)	—
Accretion of interest on lease financing obligations	153	173
Deferred income taxes	(1,349)	(240)
Decrease in accrued bonus to employees and director	—	(20,860)
Decrease in accrued payroll, related taxes and benefits	(361)	(10,393)
Changes in other operating assets and liabilities	3,431	7,908

Net cash provided from (used for) operating activities	22,534	(914)

Cash flows provided from (used for) investing activities:
Capital expenditures:
New restaurant development	(12,066)	(7,593)
Restaurant remodeling	(3,345)	(1,657)
Other restaurant capital expenditures	(3,709)	(3,046)
Corporate and restaurant information systems	(1,002)	(703)

Total capital expenditures	(20,122)	(12,999)
Properties purchased for sale-leaseback	(1,655)	(275)
Deposit on properties purchased for sale-leaseback	(1,616)	—
Proceeds from sale-leaseback transactions	26,118	1,137
Proceeds from dispositions of property and equipment	—	479

Net cash provided from (used for) investing activities	2,725	(11,658)

Cash flows used for financing activities:

Scheduled principal payments on term loans	(1,100)	(1,100)
Principal pre-payments on term loans	(17,000)	—
Principal payments on capital leases	(208)	(205)
Financing costs associated with issuance of debt	(4)	(190)
Settlement of lease financing obligations	(14,225)	—

Net cash used for financing activities	(32,537)	(1,495)

Decrease in cash and cash equivalents	(7,278)	(14,067)
Cash and cash equivalents, beginning of period	9,331	31,466

Cash and cash equivalents, end of period	$2,053	$17,399

Supplemental disclosures:
Interest paid on long-term debt	$15,051	$6,751
Interest paid on lease financing obligations	$7,353	$5,363
Increase (decrease) in accruals for capital expenditures	$205	$(165)
Income taxes paid (refunded), net	$1,049	$(2,318)
Non-cash reduction of assets under lease financing obligations due to lease amendments	$13,582	$—
Non-cash reduction of lease financing obligations due to lease amendments	$22,744	$—

The accompanying notes are an integral part of these unaudited consolidated financial statements.

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

Business Description. At June 30, 2006 the Company operated, as franchisee, 330 quick-service restaurants under the trade name “Burger King” in twelve Northeastern, Midwestern and Southeastern states. At June 30, 2006, the Company also owned and operated 70 Pollo Tropical restaurants in Florida and one Pollo Tropical restaurant in the New York City metropolitan area in northern New Jersey and franchised a total of 26 Pollo Tropical restaurants; consisting of 22 in Puerto Rico, two in Ecuador and two on college campuses in Florida. At June 30, 2006, the Company owned and operated 139 Taco Cabana restaurants located primarily in Texas and franchised two Taco Cabana restaurants in New Mexico and one in Georgia.

Fiscal Year. The Company uses a 52-53 week fiscal year ending on the Sunday closest to December 31. All references herein to the fiscal years ended January 1, 2006 and January 2, 2005 will be referred to as the fiscal years ended December 31, 2005 and 2004, respectively. Similarly, all references herein to the thirteen and 26 weeks ended July 2, 2006 and July 3, 2005 will be referred to as the three and six months ended June 30, 2006 and June 30, 2005, respectively. The years ended December 31, 2005 and 2004 contained 52 weeks and 53 weeks, respectively.

Basis of Presentation. The accompanying unaudited consolidated financial statements for the three and six months ended June 30, 2006 and 2005 have been prepared without an audit, pursuant to the rules and regulations of the Securities and Exchange Commission and do not include all of the information and the footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all normal and recurring adjustments considered necessary for a fair presentation of such financial statements have been included. The results of operations for the three and six months ended June 30, 2006 and 2005 are not necessarily indicative of the results to be expected for the full year.

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

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123(R), “Share-Based Payment” (“SFAS 123R”) which requires companies to measure and recognize compensation expense for all share-based

CARROLS CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(in thousands of dollars, except share amounts)

payments at fair value. In addition, the FASB has issued a number of supplements to SFAS 123R to guide the implementation of this new accounting pronouncement. Share-based payments include stock option grants and other equity-based awards granted under the Company’s long-term incentive and stock option plans. SFAS 123R was effective for the Company beginning January 1, 2006. The Company used the modified prospective transition method, which requires that compensation cost be recognized in the financial statements for all awards granted after the date of adoption as well as for existing awards for which the requisite service has not been rendered as of the date of adoption (the “Existing Awards”) and requires that prior periods not be restated. However, as all shares of stock issued in the stock award in the second quarter of 2005 were fully vested and the Company did not have a stock option plan or any stock options outstanding at December 31, 2005 and June 30, 2006, the Company has not recorded any stock-based compensation expense related to the adoption of SFAS 123R. The Company is currently evaluating valuation models to be utilized in connection with any future adoption of a stock option or other stock incentive plan.

SFAS 123R also requires an entity to calculate the pool of excess tax benefits available to absorb tax deficiencies recognized subsequent to adopting SFAS 123R (the “APIC Pool”). In November 2005, the FASB issued FSP No. FAS 123(R)-3 “Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards.” This FSP provides an elective alternative simplified method for calculating the pool of excess tax benefits available to absorb tax deficiencies recognized subsequent to the adoption of SFAS 123R and reported in the consolidated statements of cash flows. Companies may take up to one year from the effective date of the FSP to evaluate the available transition alternatives and make a one-time election as to which method to adopt. The Company is currently in the process of evaluating the alternative methods.

The following table presents the Company’s pro forma net loss for the three and six months ended June 30, 2005 had compensation cost been determined based upon the fair value of the stock options at the grant date consistent with the fair-value based method of SFAS 123R:

	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005
Net loss, as reported	$(11,354)	$(10,481)
Add: Stock-based compensation expense included in reported net loss, net of related tax effects	13,481	13,530
Deduct: Stock-based compensation expense determined under the fair-value based method for all awards, net of related tax effects	(12,295)	(12,353)

Pro forma net loss	$(10,168)	$(9,304)

(1)	The amount of stock-based compensation included in reported net loss represents stock-based compensation expense for certain stock options requiring variable accounting and in the three and six months ended June 30, 2005, includes the $16.4 million stock award expense, net of tax. The $16.4 million stock award expense, net of tax, has also been included in the determination of compensation expense under the fair-value based method for the three and six months ended June 30, 2005.

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

For the three months and six months ended June 30, 2006 and 2005, the Company recorded impairment losses on long-lived assets for its segments as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Burger King	$—	$312	$224	$758
Taco Cabana	20	95	20	95

	$20	$407	$244	$853

CARROLS CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(in thousands of dollars, except share amounts)

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

	Taco Cabana	Pollo Tropical	Burger King	Total
Goodwill at June 30, 2006 and December 31, 2005	$67,177	$56,307	$1,450	$124,934

Franchise Rights. Amounts allocated to franchise rights for Burger King acquisitions are amortized using the straight-line method over the average remaining term of the acquired franchise agreements at January 1, 2002 plus one twenty-year renewal period. The Company assesses the potential impairment of franchise rights whenever events or changes in circumstances indicate that the carrying value may not be recoverable. If an indicator of impairment exists for any of its assets, an estimate of the aggregate undiscounted future cash flows from the acquired restaurants is compared to the respective carrying value of franchise rights for each Burger King acquisition. If an asset is determined to be impaired, the loss is measured by the excess of the carrying amount of the asset over its fair value. There were no impairment charges against franchise rights for the three and six months ended June 30, 2006. The Company recorded impairment charges related to Burger King franchise rights of $219 for the three and six months ended June 30, 2005, respectively.

Amortization expense related to Burger King franchise rights was $873 and $803 for the three months ended June 30, 2006 and 2005, respectively. Amortization expense related to Burger King franchise rights for the six months ended June 30, 2006 and 2005 was $1,608 and $1,607, respectively. The estimated amortization expense for the year ending December 31, 2006, including the six month period ended June 30, 2006 and for each of the five succeeding years is $3,215.

Intangible Assets. In the third quarter of 2005, the Company acquired four Taco Cabana restaurants from a franchisee. Under Emerging Issues Task Force Issue No. 04 -1, “Accounting for Preexisting Relationships between the Parties to a Business Combination (“EITF 04-1”), certain reacquired rights, including the right to the acquirer’s trade name, are required to be recognized as intangible assets apart from goodwill. The Company allocated $1.6 million of the purchase price to this intangible asset. The Company recorded amortization expense relating to the intangible asset of approximately $72 and $144 for the three and six months ended June 30, 2006 and expects the annual expense for the year ending December 31, 2006, including the six month period ended June 30, 2006, and for each of five years ending 2007 through 2011 to be $289, $289, $211, $133, $125 and $117, respectively.

	June 30, 2006		December 31, 2005
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Intangible assets	$1,610	$289	$1,610	$145

5. Long-term Debt

The Company’s senior credit facility provides for a revolving credit facility under which it may borrow up to $50.0 million (including a sub limit of up to $20.0 million for letters of credit and up to $5.0 million for swingline loans), a $220.0 million term loan B facility and incremental facilities (as defined in the senior credit facility), at its option, of up to $100.0 million, subject to the satisfaction of certain conditions. At June 30, 2006, $193.7 million principal amount of term loan borrowings were outstanding under the term B facility and no amounts were outstanding under the revolving credit facility. After reserving $14.6 million for letters of credit guaranteed by the facility, $35.4 million was available for borrowings under the revolving credit facility at June 30, 2006. The Company was in compliance with the covenants under its senior credit facility as of June 30, 2006.

On December 15, 2004, the Company issued $180 million of 9% Senior Subordinated Notes due 2013, which we refer to herein as the “senior subordinated notes” or “notes”. Restrictive covenants under the senior subordinated notes include limitations with respect to the Company’s ability to issue additional debt, incur liens, sell or acquire assets or businesses, pay dividends and make certain investments. Restrictive covenants under the 9% senior subordinated notes include limitations with respect to the Company’s ability to incur additional debt, incur liens, sell or acquire assets or businesses, pay dividends and make certain investments.

CARROLS CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(in thousands of dollars, except share amounts)

6. Income Taxes

The income tax provision (benefit) for the three and six months ended June 30, 2006 and 2005 was comprised of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Current	$2,502	$(307)	$3,597	$455
Deferred	(1,013)	90	(1,349)	(240)

	$1,489	$(217)	$2,248	$215

The provision for income taxes for the three and six months ended June 30, 2006 was derived using an estimated effective annual income tax rate for 2006 of 33.5% as well as the effect of any discrete tax items occurring in those periods.

On May 18, 2006 the state of Texas enacted House Bill 3, which replaces the state’s current franchise tax with a “margin tax.” This legislation significantly affects the tax system for most corporate taxpayers. The margin tax, which is based on revenues less certain allowed deductions, will be accounted for as an income tax, following the provisions of FASB Statement No. 109, “Accounting for Income Taxes”. The Company has reviewed the provisions of this legislation and has concluded that the impact on its deferred taxes, due to the changes in the Texas tax law, is immaterial.

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

On June 30, 2005, tax legislation in the state of Ohio was enacted that significantly restructured the state’s tax system for most corporate taxpayers. Included in the legislation is a multi-year phase-out of the state franchise tax and tangible personal property tax. These taxes will be replaced with a Commercial Activity Tax that will be phased-in over a five-year period. In the second quarter of 2005, the Company recorded a tax expense of $0.5 million related to the impact of this legislation due to the reduction of deferred tax assets associated with the future utilization of Ohio net operating loss carryforwards.

7. Other Liabilities

Other long-term liabilities at June 30, 2006 and December 31, 2005 consisted of the following:

	June 30, 2006	December 31, 2005
Unearned purchase discounts	$5,583	$6,686
Accrued occupancy costs	10,521	10,674
Accrued workers’ compensation costs	4,875	4,615
Other	5,228	4,054

	$26,207	$26,029

In 2001, management made the decision to close seven Taco Cabana restaurants in the Phoenix, Arizona market and discontinue restaurant development underway in that market. At June 30, 2006, the Company had $1.0 million in lease liability reserves that are included in accrued occupancy costs and $1.1 million of such reserves at December 31, 2005.

CARROLS CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(in thousands of dollars, except share amounts)

The following table presents the activity in the exit cost reserve for the six months ended June 30, 2006:

Balance, beginning of period	$1,083
Additions	—
Payments	(65)

Balance, end of period	$1,018

8. Postretirement Benefits

The Company provides postretirement medical and life insurance benefits covering substantially all Burger King administrative and restaurant management salaried employees. A December 31 measurement date is used for postretirement benefits.

The following summarizes the components of net periodic benefit cost:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Components of net periodic benefit cost:
Service cost	$118	$85	$236	$147
Interest cost	83	66	166	115
Amortization of gains and losses	21	11	42	6
Amortization of unrecognized prior service cost	(7)	(8)	(14)	(15)

Net periodic postretirement benefit cost	$215	$154	$430	$253

As disclosed in the Company’s 2005 Annual Report on Form 10-K, the Company expected to contribute approximately $91 to its postretirement plan in 2006. During the three and six months ended June 30, 2006, the Company made contributions of $44 and $79 to its postretirement plan, respectively. The Company expects to make additional contributions during 2006.

9. Lease Financing Obligations

The Company has entered into sale-leaseback transactions involving certain restaurant properties that did not qualify for sale-leaseback accounting due to certain forms of continuing involvement and, as a result, have been classified as financing transactions under SFAS No. 98, “Accounting for Leases” (“SFAS 98”). Under the financing method, the assets remain on the consolidated balance sheet and proceeds received by the Company from these transactions were recorded as a financing liability. Payments under these leases are applied as payments of imputed interest and deemed principal on the underlying financing obligations. Purchase options related to certain properties sold in real estate transactions accounted for under the financing method are held by an entity wholly-owned by the nephew of the Chairman and Chief Executive Officer of the Company and such entity is deemed a related party for accounting purposes.

On June 30, 2006, the Company exercised its right of first refusal under the subject leases following the exercise of purchase options held by the related party and the Company purchased thirteen restaurant properties from the lessor for $16.2 million. The Company recorded a loss of $2.0 million, which is included in interest expense in the second quarter of 2006, representing the amount by which the purchase price for the restaurant properties exceeded the lease financing obligations of $14.2 million recorded for those leases at the time of the purchase. Concurrently, with the purchase described above, the properties were sold in a qualified sale-leaseback transaction for net proceeds of $16.7 million. The Company recorded a deferred gain of $5.8 million representing the amount by which the sales price exceeded the net book value of the underlying assets. The gain will be amortized over the term of the leases, which is generally twenty years. A deposit of $1.6 million associated with this transaction is included in trade and other receivables on the Consolidated Balance Sheet as of June 30, 2006.

In the second quarter of 2006, the Company also amended lease agreements for twenty-one properties previously accounted for as lease financing obligations to eliminate or otherwise cure the provisions that precluded the original sale-leaseback accounting under SFAS No. 98. As a result of such amendments, the Company has recorded these sale-leaseback transactions as sales, removed all property and related liabilities from its consolidated balance sheet and recognized gains

CARROLS CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(in thousands of dollars, except share amounts)

from the sales, which were generally deferred and will be amortized as an adjustment to rent expense over the remaining term of the underlying leases. A gain of $0.3 million was recognized as required by SFAS No. 98 and is included as a reduction of interest expense in the second quarter of 2006. The impact of these transactions was to reduce lease financing obligations by $22.7 million, reduce assets under lease financing obligations by $13.6 million and record a deferred gain of $8.5 million, all of which have been reflected as non-cash transactions in the consolidated statements of cash flows.

As a result of the above transactions, in total the Company reduced its lease financing obligations by $37.0 million during the second quarter of 2006.

In July 2006, the Company amended thirteen additional lease agreements accounted for as lease financing obligations to eliminate or otherwise cure the provisions that precluded the original sale-leaseback accounting under SFAS No. 98. The effect of these amendments, which will be recorded in the third quarter of 2006, will be to reduce lease financing obligations by $14.8 million, reduce assets under lease financing obligations by $11.1 million, record a deferred gain of $3.6 million, which will be amortized over the remaining lease term, and record a loss of $0.1 million.

The recharacterization of all of these leases as qualified sale-leasebacks rather than lease financing obligations will reduce interest expense, reduce depreciation expense and increase rent expense in future periods.

10. Business Segment Information

The Company is engaged in the quick-service and quick-casual restaurant industry, with three restaurant concepts: Burger King operating as a franchisee and Pollo Tropical and Taco Cabana, both Company-owned concepts. The Company’s Burger King restaurants are all located in the United States, primarily in the Northeast, Southeast and Midwest. Pollo Tropical is a regional quick-casual restaurant chain featuring grilled marinated chicken and authentic “made from scratch” side dishes. Pollo Tropical’s core markets are located in south and central Florida. Taco Cabana is a regional quick-casual restaurant chain featuring Mexican style food, including flame-grilled beef and chicken fajitas, quesadillas and other Tex-Mex dishes. Taco Cabana’s core markets are primarily in Texas.

The accounting policies of each segment are the same as those described in the summary of significant accounting policies. The following table includes Segment EBITDA which is the measure of segment profit or loss reported to the Company’s chief operating decision maker for purposes of allocating resources to the segments and assessing their performance. Segment EBITDA is defined as earnings before interest, income taxes, depreciation and amortization, impairment losses, stock-based compensation expense, bonus to employees and a director in connection with the Company’s December 2004 refinancing, other income and expense and loss on extinguishment of debt.

The “Other” column includes corporate related items not allocated to reportable segments. Other identifiable assets consist primarily of cash, certain other assets, corporate property and equipment, goodwill and deferred income taxes.

Three Months Ended:	Taco Cabana	Pollo Tropical	Burger King	Other	Consolidated
June 30, 2006:
Total revenues	$58,681	$38,478	$93,422	$—	$190,581
Cost of sales	17,015	12,367	24,004	—	53,386
Restaurant wages and related expenses	16,506	9,679	29,262	—	55,447
Depreciation and amortization	2,033	1,418	4,676	336	8,463
Segment EBITDA	8,121	7,670	10,282
Capital expenditures, including acquisitions	3,594	3,720	2,165	525	10,004

June 30 2005:
Total revenues	$52,912	$34,600	$94,288	$—	$181,800
Cost of sales	15,496	11,515	26,507	—	53,518
Restaurant wages and related expenses	14,860	8,062	29,125	—	52,047
Depreciation and amortization	2,054	1,130	4,797	381	8,362
Segment EBITDA	7,894	7,490	8,812
Capital expenditures	2,944	3,332	1,233	416	7,925

CARROLS CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(in thousands of dollars, except share amounts)

Six Months Ended:	Taco Cabana	Pollo Tropical	Burger King	Other	Consolidated
June 30, 2006:
Total revenues	$113,921	$77,064	$182,139	$—	$373,124
Cost of sales	33,025	24,973	47,301	—	105,299
Restaurant wages and related expenses	32,235	19,202	57,752	—	109,189
Depreciation and amortization	4,063	2,782	9,276	659	16,780
Segment EBITDA	15,815	15,306	17,168	—
Capital expenditures, including acquisitions	6,838	8,003	4,279	1,002	20,122

June 30 2005:
Total revenues	$103,095	$69,047	$179,174	$—	$351,316
Cost of sales	30,033	22,896	49,427	—	102,356
Restaurant wages and related expenses	28,999	15,999	57,124	—	102,122
Depreciation and amortization	3,945	2,280	9,777	725	16,727
Segment EBITDA	15,218	14,840	14,602
Capital expenditures	4,567	5,957	1,772	703	12,999

Identifiable Assets:
At June 30, 2006	$68,854	$49,423	$166,107	$182,080	$466,464
At December 31, 2005	$70,883	$59,761	$182,902	$183,399	$496,945

A reconciliation of our segments’ EBITDA to consolidated net income (loss) is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Segment EBITDA:
Taco Cabana (1)	$8,121	$7,894	$15,815	$15,218
Pollo Tropical (2)	7,670	7,490	15,306	14,840
Burger King (3)	10,282	8,812	17,168	14,602

Subtotal	26,073	24,196	48,289	44,660

Less:
Depreciation and amortization	8,463	8,362	16,780	16,727
Impairment losses	20	407	244	853
Interest expense	13,011	10,641	24,400	20,914
Provision (benefit) for income taxes	1,489	(217)	2,248	215
Stock-based compensation expense	—	16,357	—	16,432

Net income (loss)	$3,090	$(11,354)	$4,617	$(10,481)

(1)	Includes general and administrative expenses related directly to the Taco Cabana segment. These expenses were approximately $2.9 million and $5.9 million for the three and six months ended June 30, 2006, respectively, and $2.5 million and $5.1 million for the three and six months ended June 30, 2005, respectively.

CARROLS CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(in thousands of dollars, except share amounts)

(2)	Includes general and administrative expenses related directly to the Pollo Tropical segment. These expenses were approximately $1.9 million and $4.0 million for the three and six months ended June 30, 2006, respectively, and $1.8 million and $3.7 million for the three and six months ended June 30, 2005, respectively.
(3)	Includes general and administrative expenses related directly to the Burger King segment as well as expenses associated with administrative support to all of the Company’s segments including executive management, information systems and certain accounting, legal and other administrative functions. In the aggregate these expenses were approximately $7.0 million and $14.2 million for the three and six months ended June 30, 2006, respectively, and $6.7 million and $12.8 million for the three and six months ended June 30, 2005, respectively.

11. Commitments and Contingencies

On November 30, 2002, four former hourly employees commenced a lawsuit against the Company in the United States District Court for the Western District of New York entitled Dawn Seever, et al. v. Carrols Corporation. The lawsuit alleges, in substance, that the Company violated certain minimum wage laws under the Federal Fair Labor Standards Act and related state laws by requiring employees to work without recording their time and by retaliating against those who complained. The plaintiffs seek damages, costs and injunctive relief. They also seek to notify, and eventually certify, a class consisting of current and former employees who, since 1998, have worked, or are working, for the Company. As a result of the July 21, 2005 Status Conference, the parties agreed to withdraw Plaintiff’s Motions to Certify and for National Discovery, and Defendant’s Motion to Disqualify Counsel and related motions, to allow both sides limited additional discovery. The Company has since filed a Motion for Summary Judgment that the Court has under consideration. The Plaintiffs have indicated that they will re-file a Motion to Certify and for National Discovery and the Company intends to oppose such Motion. It is too early to evaluate the likelihood of an unfavorable outcome or estimate the amount or range of potential loss. Consequently, it is not possible to predict what adverse impact, if any, this case could have on the Company’s consolidated financial condition or consolidated results of operations and cash flows. The Company intends to continue to contest this case vigorously.

The Company is a party to various other litigation matters incidental to the conduct of business. The Company does not believe that the outcome of any of these other matters will have a material adverse effect on its consolidated financial condition or results of operations and cash flows.

12. Recent Accounting Developments

In March 2006, the Emerging Issues Task Force (“EITF”) issued EITF Issue 06-3, “How Sales Taxes Collected From Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement.”(Issue 06-3) This Issue discussed how entities are to adopt a policy of presenting sales taxes in the income statement on either a gross or net basis. If taxes are significant, an entity should disclose its policy of presenting taxes and the amounts of taxes. The guidance is effective for periods beginning after December 15, 2006. The Company presents restaurant sales net of sales taxes and therefore Issue 06-3 will not impact the method for recording these sales taxes in the Company’s consolidated financial statements.

In March 2006, the Financial Accounting Standards Board (“FASB”) issued an Exposure Draft, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Benefits, an amendment of FAS 87, 88, 106 and 132(R)”. In its current form, the proposed statement requires an employer that sponsors postretirement plans to recognize an asset or liability for the overfunded or underfunded status of the plan. Additionally, employers would be required to record all unrecognized prior service costs and credits, unrecognized actual gains and losses and any unrecognized transition obligations or assets in accumulated other comprehensive income. Such amounts would be reclassified into earnings as components of net period benefit cost/income pursuant to the current recognition and amortization provisions of SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other than Pensions” (“SFAS 106”). Finally, the proposed statement requires an employer to measure plan assets and benefit obligations as of the date of the employer’s statement of financial position, as is currently used by the Company. The FASB has indicated that it expects to issue a final standard later this year. Except for the measurement date requirement, the proposed statement would be effective for fiscal years ending after December 15, 2006. At December 31, 2005, the Company’s postretirement benefit plan was underfunded by approximately $2.0 million.

CARROLS CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(in thousands of dollars, except share amounts)

In July 2006, the FASB issued FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes,” (“FIN 48”), which clarifies the accounting for uncertainty in income tax recognized in an entity’s financial statements in accordance with FASB No. 109 “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This pronouncement also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The Company is currently evaluating the impact on its consolidated financial statements of adopting FIN 48.

13. Guarantor Financial Statements

The Company’s obligations under the $180.0 million 9% senior subordinated notes are jointly and severally guaranteed in full on an unsecured senior subordinated basis by certain of the Company’s subsidiaries (“Guarantor Subsidiaries”), all of which are directly or indirectly wholly-owned by the Company. These subsidiaries are:

Cabana Beverages, Inc.

Cabana Bevco LLC

Carrols Realty Holdings Corp.

Carrols Realty I Corp.

Carrols Realty II Corp.

Carrols J.G. Corp.

Pollo Franchise, Inc.

Pollo Operations, Inc.

Quanta Advertising Corp.

Taco Cabana, Inc.

TP Acquisition Corp.

TC Bevco LLC

TC Lease Holdings III, V and VI, Inc.

T.C. Management, Inc.

Get Real, Inc.

Texas Taco Cabana, L.P.

The following supplemental financial information sets forth on a condensed consolidating basis, balance sheets as of June 30, 2006 and December 31, 2005 for the Parent Company only, Guarantor Subsidiaries and for the Company and the related statements of operations for the three and six months ended June 30, 2006 and 2005 and statements of cash flows for the six months ended June 30, 2006 and 2005.

For certain of the Company’s sale/leaseback transactions, the Parent Company has guaranteed on an unsecured basis the rental payments of its subsidiaries. In accordance with Emerging Issues Task Force Issue No. 90-14, “Unsecured Guarantee by Parent of Subsidiary’s Lease Payments in a Sale/Leaseback Transaction,” the Company has included in the following Guarantor Financial Statements amounts pertaining to these leases as if they were accounted for as financing transactions of the Guarantor subsidiaries. These adjustments are eliminated in consolidation.

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

CARROLS CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - Continued

CONSOLIDATING BALANCE SHEET

June 30, 2006

(In thousands of dollars)

(Unaudited)

	Parent Company Only	Guarantor Subsidiaries	Eliminations	Consolidated Total
ASSETS
Current assets:
Cash and cash equivalents	$716	$1,337	$—	$2,053
Trade and other receivables, net	2,613	3,169	—	5,782
Inventories	3,256	1,562	—	4,818
Prepaid rent	2,567	2,208	—	4,775
Prepaid expenses and other current assets	1,935	3,856	—	5,791
Deferred income taxes	3,081	1,786	—	4,867

Total current assets	14,168	13,918	—	28,086

Property and equipment, net	71,947	163,378	(42,922)	192,403
Franchise rights, net	84,876	—	—	84,876
Goodwill	1,450	123,484	—	124,934
Intangible assets, net In	—	1,321	—	1,321
Franchise agreements, net	5,747	—	—	5,747
Intercompany receivable (payable)	154,691	(155,325)	634	—
Investment in subsidiaries	27,596	—	(27,596)	—
Deferred income taxes	6,392	8,830	(594)	14,628
Other assets	9,583	6,388	(1,502)	14,469

Total assets	$376,450	$161,994	$(71,980)	$466,464

LIABILITIES AND STOCKHOLDER’S EQUITY (DEFICIT)
Current liabilities:
Current portion of long-term debt	$2,301	$239	$—	$2,540
Accounts payable	8,021	10,649	—	18,670
Accrued interest	9,010	—	—	9,010
Accrued payroll, related taxes and benefits	8,506	6,836	—	15,342
Accrued income taxes payable	1,954	—	—	1,954
Other liabilities	8,024	5,718	—	13,742

Total current liabilities	37,816	23,442	—	61,258

Long-term debt, net of current portion	371,753	1,096	—	372,849
Lease financing obligations	28,535	98,036	(52,489)	74,082
Deferred income—sale-leaseback of real estate	15,783	4,447	6,327	26,557
Accrued postretirement benefits	4,405	—	—	4,405
Other liabilities	17,052	8,928	227	26,207

Total liabilities	475,344	135,949	(45,935)	565,358

Commitments and contingencies

Stockholder’s equity (deficit)	(98,894)	26,045	(26,045)	(98,894)

Total liabilities and stockholder’s equity (deficit)	$376,450	$161,994	$(71,980)	$466,464

CARROLS CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - Continued

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

CARROLS CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - Continued

CONSOLIDATING STATEMENT OF OPERATIONS

Three Months Ended June 30, 2006

(In thousands of dollars)

(Unaudited)

	Parent Company Only	Guarantor Subsidiaries	Eliminations	Consolidated Total
Revenues:
Restaurant sales	$93,422	$96,830	$—	$190,252
Franchise royalty revenues and fees	—	329	—	329

Total revenues	93,422	97,159	—	190,581

Costs and expenses:
Cost of sales	24,004	29,382	—	53,386
Restaurant wages and related expenses	29,262	26,185	—	55,447
Restaurant rent expense	5,163	3,270	726	9,159
Other restaurant operating expenses	13,736	13,705	—	27,441
Advertising expense	3,980	3,268	—	7,248
General and administrative	6,268	5,559	—	11,827
Depreciation and amortization	4,844	3,774	(155)	8,463
Impairment losses	—	20	—	20

Total operating expenses	87,257	85,163	571	172,991

Income from operations	6,165	11,996	(571)	17,590
Interest expense	10,693	3,123	(805)	13,011
Intercompany interest allocations	(4,556)	4,556	—	—

Income before income taxes	28	4,317	234	4,579
Provision for income taxes	11	1,490	(12)	1,489
Equity income from subsidiaries	3,073	—	(3,073)	—

Net income	$3,090	$2,827	$(2,827)	$3,090

CARROLS CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - Continued

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

CARROLS CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - Continued

CONSOLIDATING STATEMENT OF OPERATIONS

Six Months Ended June 30, 2006

(In thousands of dollars)

(Unaudited)

	Parent Company Only	Guarantor Subsidiaries	Eliminations	Consolidated Total
Revenues:
Restaurant sales	$182,139	$190,326	$—	$372,465
Franchise royalty revenues and fees	—	659	—	659

Total revenues	182,139	190,985	—	373,124

Costs and expenses:
Cost of sales	47,301	57,998	—	105,299
Restaurant wages and related expenses	57,752	51,437	—	109,189
Restaurant rent expense	10,548	6,299	1,332	18,179
Other restaurant operating expenses	27,483	26,406	—	53,889
Advertising expense	7,659	6,501	—	14,160
General and administrative	12,759	11,360	—	24,119
Depreciation and amortization	9,605	7,459	(284)	16,780
Impairment losses	224	20	—	244

Total operating expenses	173,331	167,480	1,048	341,859

Income from operations	8,808	23,505	(1,048)	31,265
Interest expense	20,397	5,488	(1,485)	24,400
Intercompany interest allocations	(9,112)	9,112	—	—

Income (loss) before income taxes	(2,477)	8,905	437	6,865
Provision (benefit) for income taxes	(976)	3,129	95	2,248
Equity income from subsidiaries	6,118	—	(6,118)	—

Net income	$4,617	$5,776	$(5,776)	$4,617

CARROLS CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - Continued

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

CARROLS CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - Continued

CONSOLIDATING STATEMENT OF CASH FLOWS

Six Months Ended June 30, 2006

(In thousands of dollars)

(Unaudited)

	Parent Company Only	Guarantor Subsidiaries	Eliminations	Consolidated Total
Cash flows provided from operating activities:
Net income	$4,617	$5,776	$(5,776)	$4,617
Adjustments to reconcile net income to net cash provided from operating activities:
Depreciation and amortization	9,605	7,459	(284)	16,780
Amortization of deferred financing costs	690	122	(70)	742
Amortization of unearned purchase discounts	(1,077)	—	—	(1,077)
Amortization of deferred gains from sale-leaseback transactions	(156)	(86)	(96)	(338)
Impairment losses	224	20	—	244
Accretion of interest on lease financing obligations.	(69)	247	(25)	153
Deferred income taxes	(791)	(713)	155	(1,349)
Gain on settlement of lease financing obligations, net	(308)	—	—	(308)
Increase (decrease) in accrued payroll, related taxes and benefits	(434)	73	—	(361)
Changes in other operating assets and liabilities	4,083	(6,748)	6,096	3,431

Net cash provided from operating activities	16,384	6,150	—	22,534

Cash flows provided from (used for) investing activities:
Capital expenditures:
New restaurant development	(78)	(11,988)	—	(12,066)
Restaurant remodeling	(2,818)	(527)	—	(3,345)
Other restaurant expenditures	(1,383)	(2,326)	—	(3,709)
Corporate and restaurant information systems	(760)	(242)	—	(1,002)

Total capital expenditures	(5,039)	(15,083)	—	(20,122)
Properties purchased for sale-leaseback	—	(1,655)	—	(1,655)
Deposit on properties purchased for sale-leaseback	(1,616)	—	—	(1,616)
Proceeds from sales of other properties	9,347	10,801	5,970	26,118

Net cash provided from (used for) investing activities	2,692	(5,937)	5,970	2,725

Cash flows used for financing activities:
Scheduled principal payments on term loans	(1,100)	—	—	(1,100)
Principal payments on capital leases	(79)	(129)	—	(208)
Principal pre-payments on term loans	(17,000)	—	—	(17,000)
Settlement of lease financing obligations	(7,670)	(6,555)	—	(14,225)
Proceeds from lease financing obligations	—	6,330	(6,330)	—
Financing costs associated with issuance of debt and lease financing obligations	(4)	(360)	360	(4)

Net cash used for financing activities	(25,853)	(714)	(5,970)	(32,537)

Decrease in cash and cash equivalents	(6,777)	(501)	—	(7,278)
Cash and cash equivalents, beginning of period	7,493	1,838	—	9,331

Cash and cash equivalents, end of period	$716	$1,337	$—	$2,053

CARROLS CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - Continued

CONSOLIDATING STATEMENT OF CASH FLOWS

Six Months Ended June 30, 2005

(In thousands of dollars)

(Unaudited)

	Parent Company Only	Guarantor Subsidiaries	Eliminations	Consolidated Total
Cash flows provided from (used for) operating activities:
Net income (loss)	$(10,481)	$1,256	$(1,256)	$(10,481)
Adjustments to reconcile net income (loss) to net cash provided from (used for) operating activities:
Gain on sales of properties	—	(395)	—	(395)
Stock based compensation	10,859	5,502	—	16,361
Depreciation and amortization	10,120	6,846	(239)	16,727
Amortization of deferred financing costs	698	124	(63)	759
Amortization of unearned purchase discounts	(1,077)	—	—	(1,077)
Amortization of deferred gains from sale-leaseback transactions	(98)	(74)	(77)	(249)
Impairment losses	758	95	—	853
Deferred income taxes	520	(888)	128	(240)
Accretion of interest on lease financing obligations	(35)	229	(21)	173
Decrease in accrued bonus to employees and director	(20,860)	—	—	(20,860)
Decrease in accrued payroll, related taxes and benefits	(8,145)	(2,248)	—	(10,393)
Changes in other operating assets and liabilities	6,569	(189)	1,528	7,908

Net cash provided from (used for) operating activities	(11,172)	10,258	—	(914)

Cash flows used for investing activities:
Capital expenditures:
New restaurant development	18	(7,611)	—	(7,593)
Restaurant remodeling	(1,032)	(625)	—	(1,657)
Other restaurant expenditures	(758)	(2,288)	—	(3,046)
Corporate and restaurant information systems	(457)	(246)	—	(703)

Total capital expenditures	(2,229)	(10,770)	—	(12,999)
Properties purchased for sale-leaseback	(275)	—	—	(275)
Proceed from sale/leaseback transactions	1,137	—	—	1,137
Proceeds from sales of non-operating properties	—	479	—	479

Net cash used for investing activities	(1,367)	(10,291)	—	(11,658)

Cash flows used for financing activities:
Scheduled principal payments on term loans	(1,100)	—	—	(1,100)
Principal payments on capital leases	(72)	(133)	—	(205)
Financing costs associated with issuance of debt	(190)	—	—	(190)

Net cash used for financing activities	(1,362)	(133)	—	(1,495)

Net decrease in cash and cash equivalents	(13,901)	(166)	—	(14,067)
Cash and cash equivalents, beginning of period	29,195	2,271	—	31,466

Cash and cash equivalents, end of period	$15,294	$2,105	$—	$17,399

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

Introduction

The following Management’s Discussion and Analysis (“MD&A”) is written to help the reader understand our company. The MD&A is provided as a supplement to, and should be read in conjunction with, our unaudited interim consolidated financial statements and the accompanying financial statement notes (“Notes”) appearing elsewhere in this report and our Annual Report on Form 10-K for the year ended December 31, 2005. The overview provides our perspective on the individual sections of MD&A, which include the following:

Company Overview - a general description of our restaurant concepts and our key financial measures.

Executive Summary - an executive review of our performance for the three and six months ended June 30, 2006.

Liquidity and Capital Resources - an analysis of historical information regarding our sources of cash and capital expenditures, the existence and timing of commitments and contingencies, changes in capital resources and a discussion of cash flow items affecting liquidity.

Results of Operations - an analysis of our results of operations for the three and six months ended June 30, 2006 and 2005.

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

Segment EBITDA, which is the measure of segment profit or loss used by our chief operating decision maker for purposes of allocating resources to our restaurant concepts and assessing their performance, is defined as earnings before interest, income taxes, depreciation and amortization, impairment losses, stock-based compensation expense, bonus to employees and a director in connection with our December 2004 refinancing, other income and expense and loss on extinguishment of debt. Segment EBITDA may not be necessarily comparable to other similarly titled captions of other companies due to differences in methods of calculation. Segment EBITDA for our Burger King restaurants includes general and administrative expenses related directly to the Burger King segment as well as the costs associated with administrative support to all of our segments including executive management, information systems and certain accounting, legal and other administrative functions.

We use the term “Consolidated Adjusted EBITDA” because we believe it is a useful financial indicator for our ability, on a consolidated basis, to service and/or incur indebtedness. Consolidated Adjusted EBITDA (defined as earnings before interest, income taxes, depreciation and amortization, impairment losses, stock-based compensation expense, bonus to employees and a director in connection with our December 2004 refinancing, other income and expense and loss on extinguishment of debt) should not be considered as an alternative to consolidated cash flows as a measure of liquidity in accordance with generally accepted accounting principles (“GAAP”). Consolidated Adjusted EBITDA is not necessarily comparable to other similarly titled captions of other companies due to differences in methods of calculation. Management believes the most directly comparable measure to Consolidated Adjusted EBITDA calculated in accordance with GAAP is net cash provided from operating activities. Our utilization of a non-GAAP financial measure is not meant to be considered in isolation or as a substitute for net income, income from operations, cash flow, gross margin and other measures of financial performance prepared in accordance with GAAP. See “Reconciliation of Non-GAAP Financial Measures” on page 35.

We use a 52-53 week fiscal year ending on the Sunday closest to December 31. For convenience, all references herein to the fiscal years ended January 1, 2006 and January 2, 2005 will be referred to as 2005 and 2004, respectively, or the years ended December 31, 2005 and 2004, respectively. Similarly, all references herein to the thirteen and 26 weeks ended July 2, 2006 and July 3, 2005 will be referred to as the three and six months ended June 30, 2006 and June 30, 2005, respectively. The years ended December 31, 2005 and 2004 contained 52 weeks and 53 weeks, respectively.

Company Overview

We are one of the largest restaurant companies in the United States operating three restaurant brands in the quick-casual and quick-service restaurant segments with 540 restaurants in 16 states as of June 30, 2006. We own and operate two Hispanic restaurant brands, Taco Cabana® and Pollo Tropical® (together referred to by us as our Hispanic Brands) operating primarily in Texas and Florida, respectively. We are also the largest Burger King® franchisee based on number of restaurants and have operated Burger King restaurants since 1976. As of June 30, 2006, our company-owned and operated restaurants included 71 company-owned Pollo Tropical restaurants and 139 company-owned Taco Cabana restaurants, and we operated 330 Burger King restaurants under franchise agreements. We also franchise our Hispanic Brand restaurants with 29 franchised restaurants located in Puerto Rico, Ecuador and the United States as of June 30, 2006.

Hispanic Brands

Our Hispanic Brands operate in the quick-casual restaurant segment combining the convenience of quick-service restaurants with the menu variety, use of fresh ingredients and food quality more typical of casual dining restaurants. As of June 30, 2006, our Hispanic Brands were comprised of 210 company-owned and 29 franchised restaurants and for the three and six months ended June 30, 2006 accounted for 51.0% and 51.2% of our consolidated revenues, respectively.

Taco Cabana. Our Taco Cabana restaurants serve fresh, high-quality Tex-Mex and traditional Mexican style food, including sizzling fajitas, quesadillas, enchiladas, burritos, tacos, other Tex-Mex dishes, fresh-made flour tortillas, frozen margaritas and beer. Most menu items are made fresh daily in each of our Taco Cabana restaurants, which feature open display cooking that enables customers to observe the preparation of menu items, including fajitas cooking on a grill and a machine making fresh tortillas. A majority of our Taco Cabana restaurants are open 24 hours a day, generating customer traffic and restaurant sales across multiple day parts by offering a convenient and quality experience to our customers. Taco Cabana pioneered the Mexican patio café concept with its first restaurant in San Antonio, Texas in 1978. As of June 30, 2006, we owned and operated 139 Taco Cabana restaurants located in Texas, Oklahoma and New Mexico. For the three and six months ended June 30, 2006, our company-owned Taco Cabana restaurants generated total restaurant sales of $58.6 million and $113.8 million, respectively, and segment EBITDA of $8.1 million and $15.8 million, respectively.

Pollo Tropical. Our Pollo Tropical restaurants are known for their fresh grilled chicken marinated in a proprietary blend of tropical fruit juices and spices. Our menu also features other items including roast pork, a line of premium sandwiches, grilled ribs offered with a selection of sauces, authentic “made from scratch” side dishes and salads. Most menu items are made fresh daily in each of our Pollo Tropical restaurants, which feature open display cooking that enables customers to observe the preparation of menu items, including chicken grilled on large, open-flame grills. As of June 30, 2006, we owned and operated a total of 71 Pollo Tropical restaurants, with 59 located in south Florida, eleven located in central Florida and one in the New York City metropolitan area, in northern New Jersey. For the three and six months ended June 30, 2006, our company-owned Pollo Tropical restaurants generated total restaurant sales of $38.2 million and $76.5 million, respectively, and segment EBITDA of $7.7 million and $15.3 million, respectively.

Burger King. Burger King is the second largest hamburger restaurant chain in the world (as measured by the number of restaurants and system-wide sales) and we are the largest franchisee in the Burger King system. Burger King restaurants are part of the quick-service restaurant segment which is the largest of the five major segments of the U.S. restaurant industry based on 2005 sales. Burger King restaurant feature the popular flame-broiled Whopper® sandwich, as well as a variety of hamburgers and other sandwiches, fries, salads, breakfast items and other offerings typically found in quick-service hamburger restaurants. As of June 30, 2006, we operated 330 Burger King restaurants located in 12 Northeastern, Midwestern and Southeastern states. For the three and six months ended June 30, 2006, our Burger King restaurants generated total restaurants sales of $93.4 million and $182.1 million, respectively, and segment EBITDA of $10.3 million and $17.2 million, respectively.

The following is an overview of the financial areas discussed in our results of operations:

•	Restaurant sales consist of food and beverage sales, net of discounts, at our company-owned Hispanic Brand restaurants and the Burger King restaurants we operated under franchise agreements. Restaurant sales are influenced by menu price increases, new restaurant openings, closures of underperforming restaurants, and changes in comparable restaurant sales. The changes in comparable restaurant sales noted below are calculated using only those restaurants open since the beginning of the earliest period being compared and for the entirety of both periods being compared. Restaurants are included in comparable restaurant sales after they have been open for 12 months for our Burger King restaurants and 18 months for our Pollo Tropical and Taco Cabana restaurants.

•	Cost of sales consists of food, paper and beverage costs including packaging costs. Cost of sales is generally influenced by changes in commodity costs and the effectiveness of our restaurant-level controls to manage food and paper costs. For our Taco Cabana and Pollo Tropical restaurants, we have negotiated directly with local and national suppliers for the purchase of food and beverage products and supplies. Taco Cabana and Pollo Tropical restaurants’ food and supplies are ordered from approved suppliers and are shipped via distributors to our restaurants. Key commodities for Taco Cabana and Pollo Tropical restaurants are generally purchased under annual contracts. We are a member of a national purchasing cooperative, Restaurant Services, Inc., a non-profit independent cooperative that serves as the purchasing agent for most of the commodities for the Burger King franchise system and which also contracts with various distributors to receive and ship orders for our Burger King restaurants.

•	Restaurant wages and related expenses include all restaurant management and hourly productive labor costs, employer payroll taxes, restaurant-level bonuses and benefits. Payroll and benefits are subject to inflation, including minimum wage increases and expenses for health insurance and workers’ compensation insurance. A significant number of our hourly staff is paid at rates consistent with the applicable state minimum wage and, accordingly, increases in minimum wage rates will increase our labor costs. We are insured for workers’ compensation, general liability and medical insurance claims under policies where we pay all claims, subject to annual stop-loss limitations both for individual claims and claims in the aggregate.

•	Restaurant rent expense includes base rent, contingent rent, common area maintenance on our leases characterized as operating leases and the amortization of gains on sale-leaseback transactions.

•	Other restaurant operating expenses include all other restaurant-level operating costs, the major components of which are Burger King royalty expenses, utilities, repairs and maintenance, real estate taxes and credit card fees.

•	Advertising expense includes all promotional expenses including television, radio, billboards and other media. Taco Cabana and Pollo Tropical utilize an integrated, multi-level marketing approach that includes periodic chain-wide promotions, direct mail, in-store promotions, local store marketing and other strategies, including the use of radio and television advertising in their major markets. We are generally required to contribute 4% of restaurant sales from our Burger King restaurants to an advertising fund utilized by the Burger King franchise system for its advertising, promotional programs and public relations activities.

•	General and administrative expenses are comprised primarily of (1) salaries and expenses associated with corporate and administrative functions that support the development and operations of our restaurants, (2) legal and professional fees, including external auditing costs, and (3) stock-based compensation expense.

•	Segment EBITDA is a financial indicator that is reported to our chief operating decision maker for purposes of allocating resources to our segments and assessing their performance. Segment EBITDA for our Burger King restaurants includes general and administrative expenses related directly to the Burger King segment as well as the costs associated with administrative support to all of our segments including executive management, information systems and certain accounting, legal and other administrative functions.

•	Depreciation and amortization primarily includes the depreciation of fixed assets, including equipment and leasehold improvements, depreciation of assets under lease financing obligations and the amortization of Burger King franchise rights and franchise fees.

•	Interest expense consists primarily of interest expense associated with $180 million of 9% Senior Subordinated Notes due 2013, which we refer to herein as the “notes”, and on borrowings under our senior credit facility, and imputed interest expense on certain leases entered into in connection with sale-leaseback transactions which are accounted for as lease financing obligations. Interest expense may also include gains and losses from the settlement of lease financing obligations.

Executive Summary –Operating Performance for the Three Months Ended June 30, 2006

Total revenues for the second quarter of 2006 increased 4.8% to $190.6 million from $181.8 million in the second quarter of 2005 and Consolidated Adjusted EBITDA increased 7.8% to $26.1 million in the second quarter of 2006 from $24.2 million in the second quarter of 2005. Net cash provided from operations was $15.3 million in the second quarter of 2006 compared to $19.5 million in the second quarter of 2005. Revenues from our Hispanic Brand restaurants increased 11.0% to $97.2 million in the second quarter of 2006 compared to $87.5 million in the second quarter of 2005.

We have continued to expand our Hispanic Brand restaurants , and at the end of the second quarter of 2006, we owned a total of 210 restaurants under the Pollo Tropical and Taco Cabana brand names. Sales have grown from the continued expansion of both brands, as well as continued sales increases from existing restaurants. Since the end of the second quarter of 2005, we opened six new Pollo Tropical restaurants, including one new Pollo Tropical restaurant in the New York City metropolitan area and added eleven Taco Cabana restaurants (which includes four restaurants in Texas acquired from a Taco Cabana franchisee). In the second quarter of 2006, we opened three new Taco Cabana restaurants and one new Pollo Tropical restaurant. Comparable Hispanic Brand restaurant sales have continued to increase and in the second quarter of 2006 were up 2.4% for Pollo Tropical and 2.7% for Taco Cabana compared to the second quarter of 2005.

Restaurant sales from our Burger King restaurants decreased to $93.4 million in the second quarter of 2006 from $94.3 million in the second quarter of 2005 due to the closure of eleven Burger King restaurants since the end of the second quarter of 2005. This decrease was partially offset by an increase in comparable Burger King restaurant sales of 0.6% in the second quarter of 2006. As of June 30, 2006, we were operating a total of 330 Burger King restaurants.

Segment EBITDA for our Hispanic Brands increased to $15.8 million in the second quarter of 2006 from $15.4 million in the second quarter of 2005, an increase of 2.6%. Segment EBITDA for our Burger King restaurants increased 16.7% in the second quarter of 2006 to $10.3 million from $8.8 million in the second quarter of 2005.

Operating results in the second quarter of 2006 for all three segments improved based on increases in sales for our Hispanic Brand restaurants and higher operating margins at our Burger King restaurants, primarily from lower food costs as a percentage of restaurant sales. Pollo Tropical operating margins for the second quarter of 2006 were impacted by higher labor rates due to labor market conditions in Florida. All three segments were impacted by higher utility costs, which as a percentage of consolidated restaurant sales, increased from 3.7% in the second quarter of 2005 to 4.4% in the second quarter of 2006.

During the second quarter of 2006, we continued to reduce our outstanding term loan borrowings under our senior credit facility by making voluntary principal prepayments of $8.5 million. The total principal amount outstanding under our senior credit facility has decreased from $211.8 million at December 31, 2005 to $193.7 million at June 30, 2006 due primarily to voluntary principal prepayments in the first six months of 2006 of $17.0 million on our outstanding term loan borrowings.

On June 30, 2006, we exercised our right of first refusal under the leases related to thirteen restaurant properties following the exercise of purchase options held by an entity wholly-owned by the nephew of our chairman and chief executive officer related to the subject properties and we purchased thirteen restaurant properties from the lessor for $16.2 million. The Company recorded a loss of $2.0 million, which is included in interest expense in the second quarter of 2006, representing the amount by which the purchase price for the restaurant properties exceeded the lease financing obligations recorded for those leases at the time of the purchase. Concurrently, with the purchase described above, the properties were sold in a qualified sale-leaseback transaction for net proceeds of $16.7 million.

In the second quarter of 2006, we also amended lease agreements for twenty-one restaurant properties previously accounted for as lease financing obligations to eliminate or otherwise cure the provisions that precluded the original sale-leaseback accounting under SFAS 98. A gain of $0.3 million was recognized as required by SFAS 98 and is included as a reduction of interest expense in the second quarter of 2006. The impact of these transactions was to reduce lease financing obligations by $22.7 million, reduce assets under lease financing obligations by $13.6 million and record a deferred gain of $8.5 million.

As a result of the above transactions, we reduced our lease financing obligations by $37.0 million in total during the second quarter of 2006. In July 2006, we also amended thirteen additional lease agreements accounted for as lease financing obligations to eliminate or otherwise cure the provisions that precluded the original sale-leaseback accounting under SFAS 98. The effect of these amendments, which will be recorded in the third quarter of 2006, will be to reduce lease financing obligations by $14.8 million, reduce assets under lease financing obligations by $11.1 million, record a deferred gain of $3.6 million, which will be amortized over the remaining lease term, and record a loss of $0.1 million.

The recharacterization of all of these leases as qualified sale-leaseback transactions rather than lease financing obligations will reduce interest expense, reduce depreciation expense and increase rent expense in future periods.

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

Interest payments under our debt obligations and capital expenditures represent significant liquidity requirements for us. We believe cash generated from our operations, availability under our revolving credit facility and proceeds from anticipated sale-leaseback transactions will provide sufficient cash availability to cover our anticipated working capital needs, capital expenditures (which include new restaurant development and represent a major investment of cash for us), and debt service requirements for the next twelve months. We may be required to obtain additional financing in the future to fund the growth of our business or to meet other capital needs. There can be no assurance that we will be able to obtain additional financing on acceptable terms or at all. Both the senior credit facility and indenture governing the Notes contain restrictive covenants that may prevent us from incurring additional debt.

Operating activities. Net cash provided from operating activities for the six months ended June 30, 2006 was $22.5 million due primarily to net income of $4.6 million and depreciation and amortization expense of $16.8 million. Net cash used for operating activities for the six months ended June 30, 2005 was $0.9 million. At December 31, 2004 we had $31.5 million in cash due to (i) the timing of redemption of the senior subordinated notes associated with the December 2004 refinancing; (ii) the payment in the first quarter of 2005 of a $20.3 million bonus to employees (including management) and a director in connection with the December 2004 refinancing, including applicable payroll taxes of $0.6 million; and (iii) the payment of $5.5 million of tax withholdings in the first quarter of 2005 related to the dividend payment in late December of 2004. These payments reduced net cash provided from operating activities in the aggregate $26.4 million in the first six months of 2005.

Our income tax payments included in operating activities have been historically reduced due to the utilization of net operating loss carryforwards. For tax years beginning in 2006 we have available Federal alternative minimum tax credit carryforwards of $2.7 million with no expiration date and Federal employment tax credit carryforwards of $2.5 million that begin to expire in 2021. We had no Federal net operating loss carryforwards as of December 31, 2005.

Investing activities including capital expenditures and qualified sale-leaseback transactions. Net cash provided from investing activities in the six months ended June 30, 2006 was $2.7 million. Net cash used for investing activities in the six months ended June 30, 2005 was $11.7 million. Capital expenditures were $20.1 million and $13.0 million in the six months ended June 30, 2006 and 2005, respectively, and included expenditures for development of new Taco Cabana and Pollo Tropical restaurants of $12.0 million and $7.6 million, respectively. In the first six months of 2006, we sold 18 restaurant properties in sale-leaseback transactions for net proceeds of $26.1 million. Thirteen of these properties were acquired on June 30, 2006 from the lessor for $16.2 million when we exercised our right of first refusal under the subject leases following the exercise of purchase options held by an entity wholly-owned by the nephew of our Chairman and Chief Executive Officer. The underlying leases for these thirteen properties were previously treated as lease financing obligations and the purchases of these properties are shown in our Consolidated Statements of Cash Flows under financing activities as settlements of lease financing obligations. The proceeds from these sales, net of costs of the properties acquired, other transaction costs and a deposit receivable at June 30, 2006 of $1.6 million related to the purchase of these properties, were used to reduce outstanding borrowings under on our senior credit facility. We also had expenditures related to the purchase of other restaurant properties to be sold in sale-leaseback transactions of $1.7 million and $0.3 million in the six months ended June 30, 2006 and 2005, respectively.

Our capital expenditures primarily include (1) new restaurant development, which includes the purchase of related real estate; (2) restaurant remodeling, which includes the renovation or rebuilding of the interior and exterior of our existing restaurants, including expenditures associated with Burger King franchise renewals; and (3) other restaurant capital expenditures, which include capital restaurant maintenance expenditures for the ongoing reinvestment and enhancement of our restaurants. The following table sets forth our capital expenditures for the periods presented (in thousands):

	Taco Cabana	Pollo Tropical	Burger King	Other	Consolidated
Six months ended June 30, 2006:
New restaurant development	$5,524	$6,464	$78	$—	$12,066
Restaurant remodeling	70	457	2,818	—	3,345
Other restaurant capital expenditures (1)	1,244	1,082	1,383	—	3,709
Corporate and restaurant information systems	—	—	—	1,002	1,002

Total capital expenditures	$6,838	$8,003	$4,279	$1,002	$20,122

Number of new restaurant openings	4	2	0		6

Six Months Ended June 30, 2005:
New restaurant development	$3,065	$4,546	$(18)	$—	$7,593
Restaurant remodeling	—	625	1,032	—	1,657
Restaurant maintenance expenditures (1)	1,502	786	758	—	3,046
Corporate and restaurant information systems	—	—	—	703	703

Total capital expenditures	$4,567	$5,957	$1,772	$703	$12,999

Number of new restaurant openings	3	2	0		5

1)	Excludes restaurant repair and maintenance expenses included in other restaurant operating expenses in our consolidated financial statements. For the six months ended June 30, 2006 and 2005, restaurant repair and maintenance expenses were approximately $8.7 million and $9.0 million, respectively.

In 2006, we anticipate that total capital expenditures will be approximately $45 million to $47 million (of which $20.1 million had been expended through June 30, 2006), although the actual amount of capital expenditures my differ from these estimates. These capital expenditures are expected to include approximately $28 million to $29 million for the development of new restaurants and purchase of related real estate applicable to our Taco Cabana and Pollo Tropical restaurant concepts. In 2006 we anticipate opening approximately eight new Pollo Tropical restaurants and ten new Taco Cabana restaurants. Capital expenditures in 2006 also are expected to include expenditures of approximately $16 million to $17 million, for the ongoing reinvestment in our three restaurant concepts for remodeling costs and capital maintenance expenditures, and approximately $1 million in other capital expenditures.

Financing activities. Net cash used for financing activities for the six months ended June 30, 2006 and 2005 was $32.5 million and $1.5 million, respectively. Financing activities in these periods consisted of repayments under our debt arrangements and, in the first six months of 2006, voluntary principal repayments on borrowings under our senior credit facility of $17.0 million and the payment of $16.2 million, which was comprised of $14.2 million of lease financing obligations and $2.0 million of interest, to acquire thirteen leased properties previously accounted for as lease financing obligations, as discussed above.

Indebtedness. On December 15, 2004, we completed a refinancing transaction in which we received $400 million in gross proceeds, including $180.0 million from the sale of our notes in a private placement. We received $400.0 million in total proceeds that included the issuance of the notes and term loan borrowings of $220.0 million under our senior credit facility. At June 30, 2006, we had total debt outstanding of $449.5 million comprised of $180.0 million of notes, term loan borrowings of $193.7 million under the senior credit facility, lease financing obligations of $74.1 million and capital lease obligations of $1.7 million.

Our senior credit facility provides for a revolving credit facility under which we may borrow up to $50.0 million (including a sub limit of up to $20.0 million for letters of credit and up to $5.0 million for swingline loans), a $220.0 million term loan facility and incremental facilities (as defined in the senior credit facility), at our option, of up to $100.0 million, subject to the satisfaction of certain conditions. At June 30, 2006, $193.7 million was outstanding under the term loan facility and no amounts were outstanding under our revolving credit facility. After reserving $14.6 million for outstanding letters of credit guaranteed by the facility, $35.4 million was available for borrowings under our revolving credit facility at June 30, 2006. We were in compliance with the covenants under our senior credit facility as of June 30, 2006.

Contractual Obligations.

The following table summarizes our contractual obligations and commitments as of June 30, 2006 (in thousands):

Contractual Obligations	Payments due by period
	Total	July 2006 through December 2006	2007 – 2008	2009 – 2010	Thereafter
Long-term debt obligations, including interest (1)	$541,059	$15,901	$63,425	$241,233	$220,500
Capital lease obligations, including interest (2)	3,009	288	644	357	1,720
Operating lease obligations (3)	418,896	19,110	70,721	63,056	266,010
Lease financing obligations, including interest (4)	178,457	3,484	14,313	14,746	145,914

Total contractual obligations	$1,141,421	$38,783	$149,103	$319,392	$634,144

(1)	Our long-term debt obligations include $180 million principal amount of notes and $193.7 million principal amount of term loan borrowings outstanding under the senior credit facility. Interest payments on our notes of $113.4 million for all periods presented are included at the coupon rate of 9%. Interest payments included above totaling $54.0 million for all periods presented on our term loan facility are variable in nature and have been calculated using an assumed interest rate of 7.0% for each year.
(2)	Includes interest of $1.3 million in total for all years presented.
(3)	Represents aggregate minimum lease payments. Many of our leases also require contingent rent in addition to the minimum base rent based on a percentage of sales and require expenses incidental to the use of the property all of which have been excluded from this table.
(4)	Includes interest of $104.4 million in total for all years presented. Since December 31, 2005 we have reduced our lease financing obligations by $37.0 million by i) exercising our right of first refusal under the subject leases and purchasing thirteen restaurant properties which were concurrently sold in a qualified sale-leaseback transactions and ii) amending lease agreements for twenty-one properties accounted for as lease financing obligations to eliminate or otherwise cure the provisions that precluded the original sale-leaseback accounting under SFAS 98. See Note 9 to our consolidated financial statements contained elsewhere in this Form 10-Q. These leases referred to in i) and ii) above are classified as operating lease obligations in the above table.

Results of Operations

From June 30, 2005 through June 30, 2006, we have opened six new Pollo Tropical restaurants, seven new Taco Cabana restaurants, one new Burger King restaurant and acquired four Taco Cabana restaurants from an existing franchisee. During the same period we closed eleven Burger King restaurants.

Three Months Ended June 30, 2006 Compared to Three Months Ended June 30, 2005.

The following table sets forth, for the three months ended June 30, 2006 and 2005, selected operating results as a percentage of consolidated restaurant sales:

	2006	2005
Restaurant sales:
Taco Cabana	30.8%	29.1%
Pollo Tropical	20.1%	18.9%
Burger King	49.1%	52.0%

	100.0%	100.0%

Costs and expenses:
Cost of sales	28.1%	29.5%
Restaurant wages and related expenses	29.1%	28.7%
Restaurant rent expense	4.8%	4.9%
Other restaurant operating expenses	14.4%	13.8%
Advertising expense	3.8%	3.9%
General and administrative (including stock compensation expense)	6.2%	15.1%

Restaurant Sales. Total restaurant sales for the second quarter of 2006 increased $8.9 million, or 4.9%, to $190.3 million from $181.4 million in the second quarter of 2005 due to sales increases at our Hispanic Brand restaurants of $9.7 million, or 11.2%, to $96.8 million in the second quarter of 2006.

Taco Cabana restaurant sales increased $5.8 million, or 11.0%, to $58.6 million in the second quarter of 2006 due primarily to the opening of nine new restaurants since the beginning of the second quarter of 2005 and the acquisition of four Taco Cabana restaurants from a franchisee in July 2005. These thirteen additional restaurants contributed $4.6 million of additional sales in the second quarter of 2006 compared to the second quarter of 2005. In addition, comparable restaurant sales at our Taco Cabana restaurants increased 2.7% in the second quarter of 2006.

Pollo Tropical restaurant sales increased $3.9 million, or 11.4%, to $38.2 million in the second quarter of 2006 due to the opening of seven new Pollo Tropical restaurants since the beginning of the second quarter of 2005, which contributed $3.0 million in additional sales in the second quarter of 2006 compared to the second quarter of 2005. In addition, comparable restaurant sales at our Pollo Tropical restaurants increased 2.4% in the second quarter of 2006 which included the effect of menu price increases of approximately 4% near the end of the second quarter of 2005.

Burger King restaurant sales decreased $0.9 million, or 0.9%, to $93.4 million in the second quarter of 2006 due to the closure of eighteen Burger King restaurants since the beginning of the second quarter of 2005. This decrease was partially offset by a comparable restaurant sales increase of 0.6% at our Burger King restaurants in the second quarter of 2006 which included the effect of menu price increases of approximately 4% at the beginning of 2006.

Operating Costs and Expenses. Cost of sales (food and paper costs), as a percentage of total restaurant sales, decreased to 28.1% in the second quarter of 2006 from 29.5% in the second quarter of 2005. Taco Cabana cost of sales, as a percentage of Taco Cabana restaurant sales, decreased to 29.0% in the second quarter of 2006 from 29.3% in the second quarter of 2005 due to higher vendor rebates. Pollo Tropical cost of sales, as a percentage of Pollo Tropical restaurant sales, decreased to 32.4% in the second quarter of 2006 from 33.6% in the second quarter of 2005 due primarily to lower whole chicken commodity prices. The effects of 2005 menu price increases for our Pollo Tropical restaurants were substantially offset by higher produce and other commodity costs and the introduction of new menu items in 2006 that have a lower margin as a percentage of sales. Burger King cost of sales, as a percentage of Burger King restaurant sales, decreased significantly to 25.7% in the second quarter of 2006 from 28.1% in the second quarter of 2005 due primarily to the effect of menu price increases since the end of the first quarter of 2005 (1.2% of Burger King sales in the second quarter of 2006) lower beef commodity costs in the second quarter of 2006 (0.5% of Burger King sales) and lower promotional discounting in 2006 (0.7% of Burger King sales).

Restaurant wages and related expenses, as a percentage of total restaurant sales, increased to 29.1% in the second quarter of 2006 from 28.7% in the second quarter of 2005. Taco Cabana restaurant wages and related expenses, as a percentage of Taco Cabana restaurant sales, increased slightly to 28.2% in the second quarter of 2006 from 28.1% in the second quarter of 2005. Pollo Tropical restaurant wages and related expenses, as a percentage of Pollo Tropical restaurant sales, increased to 25.3% in the second quarter of 2006 from 23.5% in the second quarter of 2005 due primarily to increases in restaurant hourly labor rates in response to labor market conditions in Florida (1.1% of Pollo Tropical sales), increased manager training to support new restaurant openings (0.3% of Pollo Tropical sales) and higher medical insurance costs (0.2% of Pollo Tropical sales). Burger King restaurant wages and related expenses, as a percentage of Burger King restaurant sales, increased to 31.3% in the second quarter of 2006 from 30.9% in the second quarter of 2005 due to higher restaurant incentive bonuses (0.2% of Burger King sales) and increased workers compensation costs (0.2% of Burger King sales).

Restaurant rent expense, as a percentage of total restaurant sales, decreased to 4.8% in the second quarter of 2006 from 4.9% in the second quarter of 2005 due primarily to the effect of higher comparable restaurant sales volumes at all three of our brands in the second quarter of 2006 on fixed rent costs.

Other restaurant operating expenses, as a percentage of total restaurant sales, increased to 14.4% in the second quarter of 2006 from 13.8% in the second quarter of 2005. Taco Cabana other restaurant operating expenses, as a percentage of Taco Cabana restaurant sales, increased to 15.0% in the second quarter of 2006 from 14.1% in the second quarter of 2005 due primarily to increased utility costs from higher natural gas and electricity prices. Pollo Tropical other restaurant operating expenses, as a percentage of Pollo Tropical restaurant sales, increased to 12.8% in the second quarter of 2006 from 11.7% in the second quarter of 2005 due primarily to increased utility costs from higher natural gas and electricity prices (0.7% of Pollo Tropical sales), higher general liability insurance costs (0.2% of Pollo Tropical sales) and higher fees due to increased levels of credit card sales (0.1% of Pollo Tropical sales). Burger King other restaurant operating expenses, as a percentage of Burger King restaurant sales increased to 14.7% in the second quarter of 2006 from 14.5% in the second quarter of 2005 due primarily to increased utility costs from higher natural gas and electricity rates.

Advertising expense, as a percentage of total restaurant sales, decreased slightly to 3.8% in the second quarter of 2006 from 3.9% in the second quarter of 2005. Taco Cabana advertising expense, as a percentage of Taco Cabana restaurant sales, increased to 4.6% in the second quarter of 2006 from 4.4% in the second quarter of 2005 due primarily to the timing of promotions. Our Taco Cabana advertising expenditures for all of 2006 are anticipated to be comparable to 2005 as a percentage of Taco Cabana sales. Pollo Tropical advertising expense, as a percentage of Pollo Tropical restaurant sales, decreased to 1.5% in the second quarter of 2006 from 1.9% in the second quarter of 2005 due to television and radio expenditures in the second quarter of 2005. Our Pollo Tropical advertising expenditures for all of 2006 are anticipated to be approximately 1.6% of Pollo Tropical restaurant sales. Burger King advertising expense, as a percentage of Burger King restaurant sales, increased slightly to 4.3% in the second quarter of 2006 from 4.2% in the second quarter of 2005 due to increased promotional activities in the second quarter of 2006 in certain of our Burger King markets.

General and administrative expenses, including stock-based compensation expense, as a percentage of total restaurant sales, decreased to 6.2% in the second quarter of 2006 from 15.1% in the second quarter of 2005. There was no stock-based compensation expense in the second quarter of 2006. Stock-based compensation expense in the second quarter of 2005 was $16.4 million, or as a percentage of total restaurant sales, 8.6%. Stock-based compensation expense in the second quarter of 2005 was due to the issuance by Holdings of shares of its common stock in exchange for all outstanding stock options in the second quarter of 2005. In addition to the decrease in stock-based compensation expense, general and administrative expenses increased $0.8 million in the second quarter of 2006 compared to the second quarter of 2005 due primarily to higher administrative payroll and benefit costs of $ 0.6 million.

Segment EBITDA. Segment EBITDA for our Taco Cabana restaurants increased 2.9% to $8.1 million in the second quarter of 2006 from $7.9 million in the second quarter of 2005. Segment EBITDA for our Pollo Tropical restaurants increased 2.4% to $7.7 million in the second quarter of 2006 from $7.5 million in the second quarter of 2005. Segment EBITDA for our Burger King restaurants increased 16.7% to $10.3 million in the second quarter of 2006 from $8.8 million in the second quarter of 2005.

Depreciation and Amortization and Impairment Losses. Depreciation and amortization expense increased slightly to $8.5 million in the second quarter of 2006 from $8.4 million in the second quarter of 2005. Impairment losses were $0.4 million in the second quarter of 2005 and were comprised of $0.3 million of property and equipment writedowns for certain underperforming Burger King restaurants and planned future closures of Burger King restaurants and $0.1 million for our Taco Cabana restaurants.

Interest Expense. Interest expense increased $2.4 million to $13.0 million in the second quarter of 2006 from $10.6 million in the second quarter of 2005 due primarily to the inclusion in interest expense of $1.7 million of settlement losses on lease financing obligations and higher effective interest rates on our floating rate borrowings under our senior credit facility. The weighted average interest rate on our long-term debt, excluding lease financing obligations, for the second quarter of 2006 increased to 8.2% from 7.1% in the second quarter of 2005. Interest expense on lease financing obligations, including settlement losses of $1.7 million in the second quarter of 2006, was $4.5 million in the second quarter of 2006 and $2.8 million the second quarter of 2005.

Provision for Income Taxes. The provision for income taxes in the second quarter of 2006 was derived using an estimated effective annual income tax rate for 2006 of 33.5% as well as the effect of any discrete tax items occurring in the second quarter of 2006. The provision for income taxes in the three and six months ended June 30, 2005 was derived using an estimated effective annual income tax rate for 2005 of 33.9%. Although we had a pretax loss of $11.6 million and $10.3 million for the three and six months ended June 30, 2005, respectively, the tax benefit related to this loss was reduced by $3.3 million for the non-deductible portion of stock-based compensation expense related to the second quarter stock awards and was also reduced by the income tax expense associated with the second quarter Ohio state tax legislation of $0.5 million, as discussed below.

On June 30, 2005, tax legislation in the state of Ohio was enacted that significantly restructured the state’s tax system for most corporate taxpayers. Included in the legislation is a multi-year phase-out of the state franchise tax and tangible personal property tax. These taxes will be replaced with a Commercial Activity Tax that will be phased-in over a five-year period. In the second quarter of 2005, we recorded a tax expense of $0.5 million related to the impact of this legislation due to the reduction of deferred tax assets associated with the future utilization of Ohio net operating loss carryforwards.

On May 18, 2006 the state of Texas enacted House Bill 3, which replaces the state’s current franchise tax with a “margin tax” which significantly affects the tax system for most corporate taxpayers. The margin tax, which is based on revenues less certain allowed deductions, will be accounted for as an income tax, following the provisions of FASB Statement No. 109, “Accounting for Income Taxes”. We have reviewed the provisions of this legislation and have concluded that the impact on our deferred taxes, due to the changes in the Texas tax law, is immaterial.

Net Income (Loss). As a result of the foregoing, net income was $3.1 million in the second quarter of 2006 compared to a net loss of $11.4 million in the second quarter of 2005.

Six Months Ended June 30, 2006 Compared to Six Months Ended June 30, 2005.

The following table sets forth, for the six months ended June 30, 2006 and 2005, selected operating results as a percentage of consolidated restaurant sales:

	2006	2005
Restaurant sales:
Taco Cabana	30.6%	29.4%
Pollo Tropical	20.5%	19.5%
Burger King	48.9%	51.1%

	100.0%	100.0%

Costs and expenses:
Cost of sales	28.3%	29.2%
Restaurant wages and related expenses	29.3%	29.1%
Restaurant rent expense	4.9%	5.1%
Other restaurant operating expenses	14.5%	14.1%
Advertising expense	3.8%	3.9%
General and administrative (including stock compensation expense)	6.5%	10.8%

Restaurant Sales. Total restaurant sales for the first six months of 2006 increased $21.9 million, or 6.3%, to $372.5 million from $350.5 million in the first six months of 2005 due primarily to sales increases at our Hispanic Brand restaurants of $19.0 million, or 11.1%, to $190.3 million in the first six months of 2006.

Taco Cabana restaurant sales increased $10.9 million, or 10.6%, to $113.8 million in the first six months of 2006 due primarily to the addition of ten new restaurants since the beginning of 2005 and the acquisition of four Taco Cabana restaurants from a franchisee in July 2005. These fourteen additional restaurants contributed $8.6 million of sales in the first six months of 2006. In addition, comparable restaurant sales at our Taco Cabana restaurants increased 2.6% in the first six months of 2006.

Pollo Tropical restaurant sales increased $8.1 million, or 11.8%, to $76.5 million in the first six months of 2006 due primarily to the opening of eight new Pollo Tropical restaurants since the beginning of 2005, which contributed $5.8 million in sales in the first six months of 2006, and a 3.5% increase in comparable restaurant sales at our Pollo Tropical restaurants in the first six months of 2006 which included the effect of menu price increases of approximately 4% near the end of the second quarter of 2005.

Burger King restaurant sales increased $3.0 million, or 1.7%, to $182.1 million in the first six months of 2006 due to a 3.5% increase in comparable restaurant sales at our Burger King restaurants in the first six months of 2006 which included menu price increases of approximately 4% at the beginning of 2006. These factors were offset in part by the closure of nineteen Burger King restaurants since the beginning of 2005.

Operating Costs and Expenses. Cost of sales (food and paper costs), as a percentage of total restaurant sales, decreased to 28.3% in the first six months of 2006 from 29.2% in the first six months of 2005. Taco Cabana cost of sales, as a percentage of Taco Cabana restaurant sales, decreased to 29.0% in the first six months of 2006 from 29.2% in the first six months of 2005 due primarily to higher vendor rebates. Pollo Tropical cost of sales, as a percentage of Pollo Tropical restaurant sales, decreased to 32.6% in the first six months of 2006 from 33.4% in the first six months of 2005 due primarily to lower whole chicken commodity prices. The effects of 2005 menu price increases for our Pollo Tropical restaurants were offset by higher produce commodity costs and higher paper costs. Burger King cost of sales, as a percentage of Burger King restaurant sales, decreased to 26.0% in the first six months of 2006 from 27.6% in the first six months of 2005 due primarily to the effect of menu price increases since the end of the first quarter of 2005 (1.2% of Burger King sales in the first six months of 2006) lower beef commodity costs in 2006 (0.4% of Burger King sales) and lower promotional discounting in 2006 (0.3% of Burger King sales).

Restaurant wages and related expenses, as a percentage of total restaurant sales, increased to 29.3% in the first six months of 2006 from 29.1% in the first six months of 2005. Taco Cabana restaurant wages and related expenses, as a percentage of Taco Cabana restaurant sales, increased slightly to 28.3% in the first six months of 2006 from 28.2% in the first six months of 2005. Pollo Tropical restaurant wages and related expenses, as a percentage of Pollo Tropical restaurant sales, increased to 25.1% in the first six months of 2006 from 23.4% in the first six months of 2005 due primarily to increases in restaurant hourly labor rates in response to labor market conditions in Florida (1.1% of Pollo Tropical sales) and higher medical insurance costs (0.5% of Pollo Tropical sales). Burger King restaurant wages and related expenses, as a percentage of Burger King restaurant sales, decreased to 31.7% in the first six months of 2006 from 31.9% in the first six months of 2005 due to the effect of higher comparable restaurant sales volumes on fixed labor costs.

Restaurant rent expense, as a percentage of total restaurant sales, decreased to 4.9% in the first six months of 2006 from 5.1% in the first six months of 2005 due primarily to the effect of higher comparable restaurant sales volumes at all three of our brands in the first six months of 2006 on fixed rent costs.

Other restaurant operating expenses, as a percentage of total restaurant sales, increased to 14.5% in the first six months of 2006 from 14.1% in the first six months of 2005. Taco Cabana other restaurant operating expenses, as a percentage of Taco Cabana restaurant sales, increased to 14.6% in the first six months of 2006 from 14.1% in the first six months of 2005 due to increased utility costs from higher natural gas and electricity prices (1.0% of Taco Cabana sales), offset in part by lower repair and maintenance expenses in the first six months of 2006 due to the initiatives to enhance the appearance of our Taco Cabana restaurants in the first six months of 2005. Pollo Tropical other restaurant operating expenses, as a percentage of Pollo Tropical restaurant sales, increased to 12.7% in the first six months of 2006 from 11.3% in the first six months of 2005 due primarily to increased utility costs from higher natural gas and electricity prices (0.7% of Pollo Tropical sales), higher repair and maintenance expenses from non-structural hurricane damage in 2005 (0.2% of Pollo Tropical sales) and higher general liability insurance costs (0.2% of Pollo Tropical sales). Burger King other restaurant operating expenses, as a percentage of Burger King restaurant sales was 15.1% in both the first six months of 2006 and 2005 as the effect of higher sales volumes on fixed operating costs and lower repair and maintenance expenses (0.3% of Burger King sales) offset increased utility costs from higher natural gas and electricity rates and higher fees associated with the acceptance of credit cards (0.2% of Burger King sales).

Advertising expense, as a percentage of total restaurant sales, decreased slightly to 3.8% in the first six months of 2006 from 3.9% in the first six months of 2005. Taco Cabana advertising expense, as a percentage of Taco Cabana restaurant sales, increased to 4.6% in the first six months of 2006 from 4.3% in the first six months of 2005 due primarily to the timing of promotions. Our Taco Cabana advertising expenditures for all of 2006 are anticipated to be comparable to 2005 as a percentage of Taco Cabana sales. Pollo Tropical advertising expense, as a percentage of Pollo Tropical restaurant sales, decreased to 1.6% in the first six months of 2006 from 2.6% in the first six months of 2005 due to television and radio expenditures in 2005. Our Pollo Tropical advertising expenditures for all of 2006 are anticipated to be approximately 1.6% of Pollo Tropical restaurant sales. Burger King advertising expense, as a percentage of Burger King restaurant sales, increased slightly to 4.2% in the first six months of 2006 from 4.1% in the first six months of 2005 due to increased promotional activities in certain of our Burger King markets.

General and administrative expenses, including stock-based compensation expense, as a percentage of total restaurant sales, decreased to 6.5% in the first six months of 2006 from 10.8% in the first six months of 2005. There was no stock-based compensation expense in the first six months of 2006. Stock-based compensation expense in the first six months of 2005 was $16.4 million, or as a percentage of total restaurant sales, 4.7%. Stock-based compensation expense in 2005 was substantially from the issuance by Holdings of its common stock in exchange for all outstanding stock options in the second quarter of 2005. In addition to the decrease in stock-based compensation expense, general and administrative expenses increased $2.6 million in the first six months of 2006 compared to the first six months of 2005 due primarily to higher administrative payroll and benefit costs , including related payroll taxes and benefits, of $1.3 million, higher legal and professional fees, including audit fees, of $0.3 million and higher travel costs of $0.3 million.

Segment EBITDA. Segment EBITDA for our Taco Cabana restaurants increased 3.9% to $15.8 million in the first six months of 2006 from $15.2 million in the first six months of 2005. Segment EBITDA for our Pollo Tropical restaurants increased 3.1% to $15.3 million in the first six months of 2006 from $14.8 million in the first six months of 2005. Segment EBITDA for our Burger King restaurants increased 17.6% to $17.2 million in the first six months of 2006 from $14.6 million in the first six months of 2005.

Depreciation and Amortization and Impairment Losses. Depreciation and amortization expense increased slightly to $16.8 million in the first six months of 2006 from $16.7 million in the first six months of 2005. Impairment losses were $0.2 million in the first six months of 2006 and were related to property and equipment writedowns for certain underperforming Burger King restaurants and planned future closures of Burger King restaurants. Impairment losses were $0.9 million in the first six months of 2005 with $0.8 million related to property and equipment writedowns for certain underperforming Burger King restaurants and planned future closures of Burger King restaurants and $0.1 million for our Taco Cabana restaurants.

Interest Expense. Interest expense increased $3.5 million to $24.4 million in the first six months of 2006 from $20.9 million in the first six months of 2005 due primarily to the inclusion in interest expense of $1.7 million of settlement losses on lease financing obligations and higher effective interest rates on our floating rate borrowings under our senior credit facility. The weighted average interest rate on our long-term debt, excluding lease financing obligations, for the six months ended June 30, 2006 increased to 8.2% from 7.0% in the first six months of 2005. Interest expense on lease financing obligations, including settlement losses of $1.7 million in the first six months of 2006, was $7.3 million in the first six months of 2006 and $5.6 million in the first six months of 2005.

Provision for Income Taxes. The provision for income taxes in the first six months of 2006 was derived using an estimated effective annual income tax rate for 2006 of 33.5% as well as the effect of any discrete items occurring in the first six months of 2006. The provision for income taxes in the first six months of 2005 is based on an effective annual income tax rate for 2005 of 33.9%.

Net Income. As a result of the foregoing, net income was $4.6 million in the first six months of 2006 compared to a net loss of $10.5 million in the first six months of 2005.

Reconciliation of Non-GAAP Financial Measures

A reconciliation of Consolidated Adjusted EBITDA to net cash provided from operating activities for the six months ended June 30, 2006 and 2005 is presented below:

(Dollars in thousands)	2006	2005
Consolidated Adjusted EBITDA, as defined	$48,289	$44,660
Adjustments to reconcile Consolidated Adjusted EBITDA to net cash provided from (used for) operating activities:
Gain on sale of assets	—	(395)
Cash portion of stock-based compensation expense	—	(71)
Interest expense	(24,400)	(20,914)
Amortization of deferred financing costs	742	759
Amortization of unearned purchase discounts	(1,077)	(1,077)
Amortization of deferred gains from sale-leaseback transactions	(338)	(249)
Accretion of interest on lease financing obligations	153	173
Gain on settlement of lease financing obligations	(308)	—
Provision for income taxes	(2,248)	(215)
Deferred income taxes	(1,349)	(240)
Decrease in accrued bonus to employees and a director	—	(20,860)
Decrease in accrued payroll, related taxes and benefits	(361)	(10,393)
Change in operating assets and liabilities	3,431	7,908

Net cash provided from (used for) operating activities	$22,534	$(914)

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

Sales recognition at our company-owned and operated restaurants is straightforward as customers pay for products at the time of sale and inventory turns over very quickly. Payments to vendors for products sold in the restaurants are generally settled within 30 days. The earnings reporting process is covered by our system of internal controls and generally does not require significant management estimates and judgments. However, critical accounting estimates and judgments, as noted below, are inherent in the assessment and recording of accrued occupancy costs, insurance liabilities, legal obligations, income taxes, the valuation of goodwill and intangible assets for impairment and assessing impairment of long-lived assets. While we apply our judgment based on assumptions believed to be reasonable under the circumstances, actual results could vary from these assumptions. It is possible that materially different amounts would be reported using different assumptions.

Accrued occupancy costs. We make estimates of accrued occupancy costs pertaining to closed restaurant locations on an ongoing basis. These estimates require assessment and continuous evaluation of a number of factors such as the remaining contractual period under our lease obligations, the amount of sublease income we are able to realize on a particular property and estimates of other costs such as property taxes. Differences between actual future events and prior estimates could result in adjustments to these accrued costs. At June 30, 2006 we had three non-operating restaurant properties.

Insurance liabilities. We are insured for workers’ compensation, general liability and medical insurance claims under policies where we pay all claims, subject to annual stop-loss limitations both for individual claims and claims in the aggregate. At June 30, 2006, we had $7.9 million accrued for these insurance claims. We record insurance liabilities based on historical and industry trends, which are continually monitored, and adjust accruals as warranted by changing circumstances. Since there are many estimates and assumptions involved in recording these insurance liabilities, including the ability to estimate the future development of incurred claims based on historical trends, differences between actual future events and prior estimates and assumptions could result in adjustments to these liabilities.

Legal obligations. In the normal course of business, we must make estimates of potential future legal obligations and liabilities which require the use of management’s judgment. Management may also use outside legal advice to assist in the estimating process. However, the ultimate outcome of various legal issues could be different than management estimates and adjustments to income could be required.

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

Lease Accounting. Judgments made by management for our lease obligations include the lease term including the determination of renewal options that are reasonably assured which can affect the classification of a lease as capital or operating for accounting purposes, the term over which related leasehold improvements for each restaurant are amortized, and any rent holidays and/or changes in rental amounts for recognizing rent expense over the term of the lease. These judgments may produce materially different amounts of depreciation, amortization and rent expense than would be reported if different assumed lease terms were used.

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

Effects of New Accounting Standards

In March 2006, the Emerging Issues Task Force (“EITF”) issued EITF Issue 06-3, “How Sales Taxes Collected From Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement.” This Issue discussed how entities are to adopt a policy of presenting sales taxes in the income statement on either a gross or net basis. If taxes are significant, an entity should disclose its policy of presenting taxes and the amounts of taxes. The guidance is effective for periods beginning after December 15, 2006. We present restaurant sales net of sales taxes and therefore Issue 06-3 will not impact the method for recording these sales taxes in our consolidated financial statements.

In March 2006, the Financial Accounting Standards Board (“FASB”) issued an Exposure Draft, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Benefits, an amendment of FAS 87, 88, 106 and 132(R)”. In its current form, the proposed statement requires an employer that sponsors postretirement plans to recognize an asset or liability for the overfunded or underfunded status of the plan. Additionally, employers would be required to record all unrecognized prior service costs and credits, unrecognized actual gains and losses and any unrecognized transition obligations or assets in accumulated other comprehensive income. Such amounts would be reclassified into earnings as components of net period benefit cost/income pursuant to the current recognition and amortization provisions of FAS No. 106, “Employers’ Accounting for Postretirement Benefits Other than Pensions” (“ FAS 106”). Finally, the proposed statement requires an employer to measure plan assets and benefit obligations as of the date of the employer’s statement of financial position, as is currently used by us. The FASB has indicated that it expects to issue a final standard later this year. Except for the measurement date requirement, the proposed statement would be effective for fiscal years ending after December 15, 2006. At December 31, 2005, our postretirement benefit plan, was underfunded by approximately $2.0 million.

In July 2006, the FASB issued FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes,” (“FIN 48”) which clarifies the accounting for uncertainty in income tax recognized in an entity’s financial statements in accordance with FASB No. 109 “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This pronouncement also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. We are currently evaluating the impact on our consolidated financial statements of adopting FIN 48.

Forward Looking Statements

This Quarterly Report on Form 10-Q contains statements which constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Statements that are predictive in nature or that depend upon or refer to future events or conditions are forward-looking statements. These statements are often identified by the words “may,” “might,” “will,” “should,” “anticipate,” “believe,” “expect,” “intend,” “estimate,” “hope” or similar expressions. In addition, expressions of our strategies, intentions or plans are also forward looking statements. These statements reflect management’s current views with respect to future events and are subject to risks and uncertainties, both known and unknown. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their date. There are important factors that could cause actual results to differ materially from those in forward-looking statements, many of which are beyond our control. Investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements. We believe important factors that could cause actual results to differ materially from our expectations include the following, in addition to other risks and uncertainties discussed herein and in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005 and uncertainties discussed in Part II - Item1A “Risk Factors” :

•	Competitive conditions;

•	Regulatory factors;

•	Environmental conditions and regulations;

•	General economic conditions, particularly at the retail level;

•	Weather conditions;

•	Fuel prices;

•	Significant disruptions in service or supply by any of our suppliers or distributors;

•	Changes in consumer perception of dietary health and food safety;

•	Labor and employment benefit costs;

•	The outcome of pending or future legal proceedings;

•	Our ability to manage our growth and successfully implement our business strategy;

•	The risks associated with the expansion of our business;

•	General risks associated with the restaurant industry;

•	Our inability to integrate any businesses we acquire;

•	Our borrowing costs and credit ratings, which may be influenced by the credit ratings of our competitors;

•	The availability and terms of necessary or desirable financing or refinancing and other related risks and uncertainties;

•	The risk of events similar to those of September 11, 2001 or an outbreak or escalation of any insurrection or armed conflict involving the United States or any other national or international calamity; and

•	Factors that affect the restaurant industry generally, including recalls if products become adulterated or misbranded, liability if product consumption causes injury, ingredient disclosure and labeling laws and regulations, reports of cases of “mad cow” disease and avian flu, and the possibility that consumers could lose confidence in the safety and quality of certain food products, as well as recent publicity concerning the health implications of obesity and transfatty acids.

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

ITEM 4—CONTROLS AND PROCEDURES

Restatement. As discussed in Note 2 to Amendment No. 1 to our 2004 Annual Report on Form 10-K/A, we restated our consolidated financial statements for the year ended December 31, 2004, 2003 and 2002 and for the first two quarters of 2005. Refer to Note 2 to the consolidated financial statements included in the 2004 Annual Report on Form 10-K/A for a complete discussion of the restatement.

Disclosure Controls and Procedures. Our senior management is responsible for establishing and maintaining disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d – 15(e) under the Securities Exchange Act of 1934 as amended (the “Exchange Act”)) designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

We have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report, with the participation of the Chief Executive Officer and Chief Financial Officer, as well as other key members of our management. In the evaluation, we considered the restatement of our financial statements as discussed in the 2004 Annual Report on Form 10-K/A. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were ineffective as of July 2, 2006.

Material Weaknesses in Internal Control Over Financial Reporting A material weakness is a control deficiency (within the meaning of PCAOB Auditing Standard No. 2), or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Management identified the following material weaknesses in its internal control over financial reporting as of July 2, 2006:

Personnel

In conjunction with the filing of our 2004 Annual Report on Form 10-K/A, which included the restatements discussed in Note 2 to the consolidated financial statements of that filing, management concluded that we did not have sufficient personnel with the appropriate knowledge and expertise to identify and resolve certain complex accounting and tax matters. In addition, we did not perform the appropriate level of review commensurate with our financial reporting requirements to ensure the consistent execution of our responsibility in the areas of monitoring of controls, the application of U.S. generally accepted accounting policies and disclosures to support our accounting, tax and reporting functions. This material weakness contributed to certain other material weaknesses as discussed in our 2004 Annual Report on Form 10K-A.

Controls over Applying the Lease Financing Method

In conjunction with the filing of our 2004 Annual Report on Form 10-K/A, which included the restatements discussed in Note 2 to the consolidated financial statements of that filing, management reported that controls to identify leases that contained provisions which constituted forms of continuing involvement and required real estate transactions to be accounted for as financing transactions rather than as sale/leaseback transactions were ineffective. This resulted in the Company’s failure to identify misstatements in property and equipment, lease financing obligations, deferred income-sale/leaseback transactions, depreciation expense, interest expense and rent expense related to sale/leaseback transactions consummated in periods prior to the second quarter of 2004. The restatement of our prior period financial statements as a result of this material weakness was finalized in the second quarter of 2006.

We have had controls in place for sale/leaseback transactions that were consummated since the first quarter of 2004 and through the date of this filing in 2006 to properly assess provisions which constitute forms of continuing involvement, including amendments to lease agreements for certain properties previously accounted for as lease financing obligations to eliminate or otherwise cure the provisions that precluded the original sale-leaseback accounting under SFAS No. 98. These controls included review processes conducted by legal and accounting personnel, including management. While we believe that we have designed and implemented certain controls to correct this material weakness, there has been an insufficient passage of time to determine if such controls are effective.

Changes in Internal Control over Financial Reporting. As reported in Item 9A of our annual report on Form 10-K for the fiscal year ended January 2, 2006 and Item 4 of our quarterly report on Form 10-Q for the three months ended April 2, 2006, we reported material weaknesses in our internal control over financial reporting related to (a) applying the lease financing method and SFAS No. 98, (b) recording deferred taxes in conjunction with acquisitions and (c) preparing the statements of cash flows specific to the classification of proceeds from qualifying sale-leaseback transactions and exclusion of non-cash capital expenditures from capital expenditures and changes in accounts payable.

In the fiscal quarter ended July 2, 2006 we have remediated these weaknesses as follows:

•	We have established procedures (by applying the appropriate interest rates and ensuring the proper depreciation of certain assets) to ensure the appropriate application of the financing method required by SFAS No. 98.

•	We have enhanced the procedures and analysis around the reconciliation of deferred tax balances to the underlying financial reporting and tax bases, including the preparation of an updated tax balance sheet.

•	In connection with the preparation of the statements of cash flows we have established procedures to ensure the proceeds from qualifying sale-leaseback transactions are appropriately classified and we have implemented an enhanced process to monitor capital expenditures included in accounts payments payable at our reporting dates ensure capital expenditures are properly reflected in the statements of cash flows in accordance with SFAS No. 95.

In the fiscal quarter ended July 2, 2006, and through the date of this filing, we have also taken the following steps to improve our internal controls:

•	We have hired five new senior accounting professionals with strong technical accounting skills and relevant experience to augment our staff, to help us improve our controls and procedures pertaining to financial reporting and to assist in making other improvements to our internal controls. We have also re-assigned or replaced certain other personnel within our financial organization in conjunction with these changes.

•	We have re-organized responsibilities within our accounting organization to provide an increased focus on lease accounting matters and to increase the total internal resources dedicated to complex accounting matters

•	We have continued to emphasize the importance of an effective environment in relation to accounting and internal control matters over financial reporting, including identifying opportunities for improvement.

Other than as described above, no other changes occurred in our internal control over financial reporting during the second quarter of 2006 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We will continue to assess our controls and procedures and will take any further actions that we deem necessary.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

On November 30, 2002, four former hourly employees commenced a lawsuit against us in the United States District Court for the Western District of New York entitled Dawn Seever, et al. v. Carrols Corporation. The lawsuit alleges, in substance, that we violated certain minimum wage laws under the Federal Fair Labor Standards Act and related state laws by requiring employees to work without recording their time and by retaliating against those who complained. The plaintiffs seek damages, costs and injunctive relief. They also seek to notify, and eventually certify, a class consisting of current and former employees who, since 1998, have worked, or are working, for us. As a result of the July 21, 2005 Status Conference, the parties agreed to withdraw Plaintiff’s Motions to Certify and for National Discovery, and Defendant’s Motion to Disqualify Counsel and related motions, to allow both sides limited additional discovery. We have has since filed a Motion for Summary Judgment that the Court has under consideration. The Plaintiffs have indicated that they will re-file a Motion to Certify and for National Discovery and we intend to oppose such Motion. It is too early to evaluate the likelihood of an unfavorable outcome or estimate the amount or range of potential loss. Consequently, it is not possible to predict what adverse impact, if any, this case could have on our consolidated financial condition or consolidated results of operations and cash flows. We intend to continue to contest this case vigorously.

We are a party to various other litigation matters incidental to the conduct of our business. We do not believe that the outcome of any of these matters will have a material adverse effect on our consolidated financial condition, results of operations or cash flows.

Item 1A. Risk Factors

You should carefully consider the risks described below, as well as other information and data included in this Quarterly Report on Form 10-Q and in our Annual report on Form 10-K for the year ended December 31, 2005. Any of the following risks could materially adversely affect our business, financial condition or results of operations.

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

With respect to our Burger King restaurants, our largest competitors are McDonald’s and Wendy’s restaurants. According to Technomic Information Services, McDonald’s restaurants had aggregate U.S. system-wide sales of $25.6 billion for the year ended December 31, 2005 and operated 13,727 restaurants in the United States at that date, and Wendy’s restaurants had aggregate system-wide sales of $7.7 billion for the year ended December 31, 2005 and operated 6,018 restaurants in the United States at that date.

To remain competitive, we, as well as certain other major quick-casual and quick-service restaurant chains, have increasingly offered selected food items and combination meals at discounted prices. These changes in pricing and other marketing strategies have had, and in the future may continue to have, a negative impact on our sales and earnings.

Factors specific to the quick-casual and quick-service restaurant segments may adversely affect our results of operations, which may cause a decrease in earnings and revenues.

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

We are highly dependent on the Burger King system and our ability to renew our franchise agreements with Burger King Corporation. The failure to renew our franchise agreements or Burger King’s failure to compete effectively could materially adversely affect our results of operations.

For the year ended December 31, 2005 and the six months ended June 30, 2006, our Burger King restaurants contributed approximately 51% and 49%, respectively, of our total revenues. Due to the nature of franchising and our agreements with Burger King Corporation, which we refer to herein as BKC, our success is, to a large extent, directly related to the success of the nationwide Burger King system. In turn, the ability of the nationwide Burger King system to compete effectively depends upon the success of the management of the Burger King system and the success of its advertising programs and new products. We cannot assure you that Burger King will be able to compete effectively with other quick-service restaurants. As a result, any failure of Burger King to compete effectively would likely have a material adverse effect on our operating results.

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

Our franchise agreements typically have a 20 year term after which BKC’s consent is required to receive a successor franchise agreement. As of June 30, 2006, we operated 330 Burger King restaurants. Our franchise agreements with BKC that are set to expire over the next three years are as follows:

•	7 of our franchise agreements with BKC are due to expire in the last two quarters of 2006;

•	17 of our franchise agreements with BKC are due to expire in 2007; and

•	27 of our franchise agreements with BKC are due to expire in 2008.

Although historically, BKC has granted all of our requests for successor franchise agreements, we cannot assure you that BKC will grant each of our future requests for successor franchise agreements, and any failure of BKC to renew our franchise agreements could adversely affect our operating results. In addition, as a condition of approval of a successor franchise agreement, BKC may require us to make capital improvements to particular restaurants to bring them up to Burger King current image standards, which may require us to incur substantial costs.

In that regard, the historical costs to improve our Burger King restaurants in connection with franchise renewals generally ranged from $200,000 to $400,000 per restaurant; however, any future costs for each location may vary significantly and will depend on a number of factors, including the geographic location and size of those restaurants. In addition, the cost of capital improvements made in connection with future franchise agreement renewals may differ substantially from past franchise renewals.

In addition, of the 24 Burger King franchise agreements expiring in the last two quarters of 2006 and in 2007, we currently anticipate that we will likely elect not to renew approximately five of those franchise agreements due to the cost of required capital improvements that we would need to make if we were to renew those franchises relative to the profitability of those restaurants. Moreover, we may elect not to renew certain other Burger King franchise agreements expiring after 2007 for similar reasons. Accordingly, it is possible that the overall number of Burger King restaurants that we operate in the future will decline from current levels.

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

Additionally, we may encounter difficulties growing beyond our presence in our existing core markets. We cannot assure you that we will be able to successfully grow our market presence beyond the current key regions within our existing markets, as we may encounter well-established competitors in new areas. In addition, we may be unable to find attractive locations or successfully market our products as we attempt to expand beyond our existing core markets, as the competitive circumstances and consumer characteristics in these new areas may differ substantially from those in areas in which we currently operate. As a result of the foregoing, we cannot assure you that we will be able to successfully integrate or profitably operate new restaurants outside our core markets.

Our expansion into new markets may present increased risks due to our unfamiliarity with the area.

Some of our new restaurants are and will be located in areas where we have little or no meaningful experience. Those markets may have different competitive conditions, consumer tastes and discretionary spending patterns than our existing markets, which may cause our new restaurants to be less successful than restaurants in our existing markets or to incur losses. An additional risk of expanding into new markets is the lack of market awareness of the Pollo Tropical or Taco Cabana brand. Restaurants opened in new markets may open at lower average weekly sales volumes than restaurants opened in existing markets, and may have higher restaurant-level operating expense ratios than in existing markets. Sales at restaurants opened in new markets may take longer to reach or may never reach average unit volumes thereby adversely affecting our operating results. Opening new restaurants in areas in which we have little or no operating experience and in which potential customers may not be familiar with our restaurants may include costs related to the opening, operation and promotion of those restaurants that are substantially greater than those incurred by restaurants in other areas. Even though we may incur substantial additional costs with respect to these new restaurants, they may attract fewer customers than our more established restaurants in existing markets.

We could be adversely affected by additional instances of “mad cow” disease, “avian” flu or other food-borne illness, as well as widespread negative publicity regarding food quality, illness, injury or other health concerns.

Negative publicity about food quality, illness, injury or other health concerns (including health implications of obesity and transfatty acids) or similar issues stemming from one restaurant or a number of restaurants could materially adversely affect us, regardless of whether they pertain to our own restaurants or to restaurants owned or operated by other companies. For example, health concerns about the consumption of beef or chicken or specific events such as the outbreak of “mad cow” disease or “avian” flu could lead to changes in consumer preferences, reduce consumption of our products and adversely affect our financial performance. These events could reduce the available supply of beef or chicken or significantly raise the price of beef or chicken.

In addition, we cannot guarantee that our operational controls and employee training will be effective in preventing food-borne illnesses and other food safety issues that may affect our restaurants. Food-borne illness incidents could be caused by food suppliers and transporters and, therefore, would be outside of our control. Any publicity relating to health concerns or the perceived or specific outbreaks of food-borne illnesses or other food safety issues attributed to one or more of our restaurants could result in a significant decrease in guest traffic in all of our restaurants and could have a material adverse effect on our results of operations. In addition, similar publicity or occurrences with respect to other restaurants or restaurant chains could also decrease our guest traffic and have a similar material adverse effect on us.

Our substantial indebtedness could adversely affect our financial condition and our ability to operate our business.

We have a substantial amount of indebtedness. As of June 30, 2006, we had $449.5 million of outstanding indebtedness, including $193.7 million of indebtedness under our senior credit facility (excluding $14.6 million of outstanding letters of credit and $35.4 million of unused revolving credit borrowing availability under our senior credit facility), $180.0 million of notes, $ 74.1 million of lease financing obligations and $1.7 million of capital leases. As a result, we are a highly leveraged company. This level of indebtedness could have important consequences to you, including the following:

•	it will limit our ability to borrow money to fund our working capital, capital expenditures, acquisitions and debt service requirements and other financing needs;

•	our interest expense would increase if interest rates in general increase because a substantial portion of our indebtedness, including all of our indebtedness under our senior credit facility, bears interest at floating rates;

•	it may limit our flexibility in planning for, or reacting to, changes in our business and future business opportunities;

•	we are more highly leveraged than some of our competitors, which may place us at a competitive disadvantage;

•	it may make us more vulnerable to a downturn in our business, industry or the economy in general;

•	a substantial portion of our cash flow from operations will be dedicated to the repayment of our indebtedness and related interest, including indebtedness we may incur in the future, and will not be available for other purposes; and

•	there would be a material adverse effect on our business and financial condition if we were unable to service our indebtedness or obtain additional financing as needed.

Despite our substantial indebtedness, we may still incur significantly more debt, which could further exacerbate the risks described above.

Although covenants under our senior credit facility and the indenture governing the notes limit our ability and the ability of our present and future restricted subsidiaries to incur additional indebtedness, the terms of our senior credit facility and the indenture governing the notes permit us to incur significant additional indebtedness, including unused availability under our revolving credit facility. As of June 30, 2006, we had $35.4 million available for additional revolving credit borrowings under our senior credit facility (after reserving for $14.6 million of letters of credit outstanding), subject to compliance with customary borrowing conditions. Also under the terms of the senior credit facility, we may borrow an additional $100.0 million, subject to certain conditions. In addition, neither the senior credit facility nor the indenture governing the notes prevent us from incurring obligations that do not constitute indebtedness as defined in those documents. To the extent that we incur additional indebtedness or other obligations, the risks associated with our substantial leverage described above, including our possible inability to service our debt would increase.

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

Our business may not generate sufficient cash flow from operations and future borrowings under the senior credit facility or from other sources may not be available to us in an amount sufficient to enable us to repay our indebtedness or to fund our other liquidity needs, including capital expenditure requirements. If we complete an acquisition, our debt service requirements could increase. A substantial portion of our indebtedness, including all of our indebtedness under the senior credit facility, bears interest at floating rates, and therefore if interest rates increase, our debt service requirements will increase. We may need to refinance or restructure all or a portion of our indebtedness on or before maturity. We may not be able to refinance or restructure any of our indebtedness, including the senior credit facility and the notes, on commercially reasonable terms, or at all. If we cannot service or refinance or restructure our indebtedness, we may have to take actions such as selling assets, seeking additional equity or reducing or delaying capital expenditures, strategic acquisitions, investments and alliances, any of which could have a material adverse effect on our operations. Additionally, we may not be able to effect such actions, if necessary, on commercially reasonable terms, or at all.

In addition, upon the incurrence of specific kinds of change of control events, we must offer to purchase the notes at 101% of the principal amount thereof plus accrued and unpaid interest to the purchase date. We may not have sufficient funds available to make any required repurchases of the notes, and restrictions under our senior credit facility may not allow that repurchase. If we fail to repurchase the notes in that circumstance, we will be in default under the indenture governing the notes and, under cross-default clauses, we will also be in default under the senior credit facility. In addition, certain change of control events will constitute an event of default under the senior credit facility. A default under the senior credit facility could result in an event of default under the indenture if the administrative agent or the lenders accelerate the debt under the senior credit facility. In the event of a default under our senior credit facility or the indenture, the holders of the applicable indebtedness generally would be able to declare all of that indebtedness to be due and payable as described in the following risk factor. Upon the occurrence of a change of control we could seek to refinance the indebtedness under the senior credit facility and the notes or obtain a waiver from the lenders or the noteholders. We cannot assure you, however, that we would be able to obtain a waiver or refinance our indebtedness on commercially reasonable terms, if at all, in which case we might be required to sell assets to satisfy our repayment obligations. Any future debt that we incur may also contain provisions requiring the repayments of that debt upon the occurrence of similar change of control events or restrictions on repayment of the notes or borrowings under our senior credit facility upon a change of control.

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

In addition, the senior credit facility restricts our ability to prepay our subordinated indebtedness. The senior credit facility also requires us to maintain compliance with specified financial ratios. Our ability to comply with these ratios may be affected by events beyond our control. Any other debt instruments we enter into in the future may also have provisions similar to those described above.

The restrictions contained in the indenture governing the notes and the senior credit facility and in any other debt instruments we may enter into in the future could:

•	limit our ability to plan for or react to market conditions or meet capital needs or otherwise restrict our activities or business plans; and

•	adversely affect our ability to finance our operations, strategic acquisitions, investments or alliances or other capital needs or to engage in other business activities that would be in our interest.

As noted above, our ability to remain in compliance with agreements and covenants in our debt instruments depends upon our results of operations and may be affected by events beyond our control, including economic, financial and industry conditions. Accordingly, there can be no assurance that we will remain in compliance with those agreements and covenants. As a result of prior restatements of our financial statements, we have in the past been in default under our senior credit facility (which defaults have been waived) and, more recently, we were in default under our senior credit facility by failing to timely furnish to our lenders our annual audited financial statements for 2005 and our unaudited quarterly financial statements for the third quarter of 2005 and the first quarter of 2006. On February 15, 2006, we obtained a waiver of such default from our lenders that extended the time period to deliver those financial statements to June 30, 2006 and we filed such financial statements prior to the expiration of such extension. Accordingly there can be no assurance that we will remain in compliance with agreements and covenants in our debt instruments. In the event of a default under our senior credit facility or the indenture and in any other debt instruments we may enter into in the future, the holders of the applicable indebtedness generally would be able to declare all of that indebtedness, together with accrued interest, to be due and payable. In addition, borrowings under the senior credit facility are secured by a first priority lien on all of our assets and, in the event of a default under that facility, the lenders generally would be entitled to seize the collateral. In addition, default under one debt instrument could in turn permit lenders under other debt instruments to declare borrowings outstanding under those other instruments to be due and payable pursuant to cross default clauses. Moreover, upon the occurrence of an event of default under the senior credit facility, the commitment of the lenders to make any further loans to us would be terminated. Accordingly, the occurrence of a default under any debt instrument, unless cured or waived, would likely have a material adverse effect on our business.

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

Effective internal controls are necessary for us to provide reliable financial reports and effectively prevent fraud. Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. We have identified and reported material weaknesses in our internal control over financial reporting as of June 30, 2006 and concluded that our disclosure controls and procedures were ineffective as of June 30, 2006. For a discussion of such identified and reported material weaknesses in our internal controls and our disclosure controls and procedures, see “Item 4 - Controls and Procedures.” In addition, we may in the future discover areas of our internal controls that need improvement or that constitute material weaknesses. A material weakness is a control deficiency (within the meaning of Public Company Accounting Oversight Board Auditing Standard No. 2), or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of annual or interim financial statements will not be prevented or detected. We are continuing to work to improve our internal controls. We cannot be certain that these measures will ensure that we implement and maintain adequate controls over our financial processes and reporting in the future. Any failure to remediate the material weaknesses in our internal control over financial reporting or to implement and maintain effective internal controls, or difficulties encountered in their implementation, could cause us to fail to timely meet our reporting obligations, result in material misstatements in our financial statements or could result in defaults under our senior credit facility, the indenture governing the notes or under any other debt instruments we may enter into in the future. In addition, deficiencies in our internal controls could also cause investors to lose confidence in our reported financial information.

There can be no assurance that we will not have to restate our financial statements in the future.

We have undergone several restatements of our previously reported financial results. The details of these restatements and the periods in which they were reported are detailed in the following filings:

•	Annual Report on Form 10-K for the year ended December 28, 2003;

•	Annual Report on Form 10-K for the year ended January 2, 2005, as amended;

•	Quarterly Report on Form 10-Q for the quarter ended April 2, 2005, as amended; and

•	Quarterly Report on Form 10-Q for the quarter ended July 3, 2005, as amended.

In response to this situation, we have taken what we believe to be the necessary measures to ensure that restatements will not occur in the future. However, there can be no assurance that future restatements will not be necessary due to evolving policies, revised or new accounting pronouncements or other factors. Any future restatements of our previously reported financial statements could cause us to fail to timely meet our reporting obligations or could result in defaults under our senior credit facility, the indenture governing the notes or under any other debt instruments we may enter into in the future. In addition, future restatements of our previously reported financial statements could also cause investors to lose confidence in our reported financial information.

We may incur significant liability or reputational harm if claims are brought against us or against our franchisees.

We or our franchisees may be subject to complaints, regulatory proceedings or litigation from guests or other persons alleging food-related illness, injuries suffered in our premises or other food quality, health or operational concerns, including environmental claims. In addition, in recent years a number of restaurant companies have been subject to lawsuits, including class action lawsuits, alleging, among other things, violations of federal and state law regarding workplace and employment matters, discrimination, harassment, wrongful termination and wage, rest break, meal break and overtime compensation issues and, in the case of quick service restaurants, alleging that they have failed to disclose the health risks associated with high-fat foods and that their marketing practices have encouraged obesity. We may also be subject to litigation or other actions initiated by governmental authorities, our employees and our franchisees, among others, based upon these and other matters. A significant judgment against us could have a material adverse effect on our financial performance or liquidity. Adverse publicity resulting from such allegations or occurrences or alleged discrimination or other operating issues stemming from one of our locations, a number of our locations or our franchisees could adversely affect our business, regardless of whether the allegations are true, or whether we are ultimately held liable. Any cases filed against us could materially adversely affect us if we lose such cases and have to pay substantial damages or if we settle such cases. In addition, any such cases may materially and adversely affect our operations by increasing our litigation costs and diverting our attention and resources to address such actions. In addition, if a claim is successful, our insurance coverage may not be adequate to cover all liabilities or losses and we may not be able to continue to maintain such insurance, or to obtain comparable insurance at a reasonable cost, if at all. If we suffer losses, liabilities or loss of income in excess of our insurance coverage or if our insurance does not cover such loss, liability or loss of income, there could be a material adverse effect on our results of operations.

Our franchisees could take actions that harm our reputation and reduce our franchise revenues.

As of June 30, 2006, a total of 29 Pollo Tropical and Taco Cabana restaurants were owned and operated by our franchisees. We do not exercise control of the day-to-day operations of our franchisees. While we attempt to ensure that franchisee-owned restaurants maintain the same high operating standards as our company-owned restaurants, one or more of these franchisees may fail to meet these standards. Any shortcomings at our franchisee-owned restaurants are likely to be attributed to our company as a whole and could adversely affect our reputation and damage our brands, as well as have a direct negative impact on franchise revenues we receive from these franchisees.

If the sale-leaseback market requires significantly higher yields, we may not enter into sale-leaseback transactions and as a result would not receive the related net proceeds.

From time to time, we sell our restaurant properties in sale-leaseback transactions. We historically have used, and intend to use, the net proceeds from such transactions to reduce outstanding debt and fund future capital expenditures for new restaurant development. However, the sale-leaseback market may cease to be a reliable source of additional cash flows for us in the future if capitalization rates become less attractive or other unfavorable market conditions develop. For example, should the sale-leaseback market require significantly higher yields (which may occur as interest rates rise), we may not enter into sale-leaseback transactions, which could adversely affect our ability to reduce outstanding debt and fund new capital expenditures for future restaurant development.

Changes in consumer taste could negatively impact our business.

We obtain a significant portion of our revenues from the sale of hamburgers, chicken, various types of sandwiches and Mexican and other ethnic foods. The quick-casual and quick-service restaurant segments are characterized by the frequent introduction of new products, often accompanied by substantial promotional campaigns and are subject to changing consumer preferences, tastes, and eating and purchasing habits. Our success depends on our ability to anticipate and respond to changing consumer preferences, tastes and eating and purchasing habits, as well other factors affecting the restaurant industry, including new market entrants and demographic changes. We may be forced to make changes in our menu items in order to respond to changes in consumer tastes or dining patterns, and we may lose customers who do not prefer the new menu items. In recent years, numerous companies in the quick-casual and quick-service restaurant segments have introduced products positioned to capitalize on the growing consumer preference for food products that are, or are perceived to be, healthy, nutritious, low in calories and low in fat content. If we do not or, in the case of our Burger King restaurants, if BKC does not, continually develop and successfully introduce new menu offerings that appeal to changing consumer preferences or if we do not timely capitalize on new products, our operating results will suffer. In addition, any significant event that adversely affects consumption of our products, such as cost, changing tastes or health concerns, could adversely affect our financial performance.

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

For our Pollo Tropical and Taco Cabana restaurants, we have negotiated directly with local and national suppliers for the purchase of food and beverage products and supplies. Pollo Tropical and Taco Cabana restaurants’ food and supplies are ordered from approved suppliers and are shipped via distributors to the restaurants. For our Pollo Tropical restaurants, Henry Lee, a division of Gordon Food Service, serves as our primary distributor of food and paper products under an agreement that expires on March 16, 2007. For our Taco Cabana restaurants, SYGMA Network, Inc. serves as our primary distributor of food and beverage products and supplies under a distribution services agreement that expires on June 1, 2009. We also rely on Gold Kist under an agreement which expires on December 31, 2007 as our supplier of chicken for our Pollo Tropical restaurants and if Gold Kist is unable to service us, this could lead to a material disruption of service or supply until a new supplier is engaged which could have a material adverse effect on our business. With respect to our distributors for our Pollo Tropical and Taco Cabana restaurants, if any of our distributors is unable to service us, this could lead to a material disruption of service or supply until a new distributor is engaged, which could have a material adverse effect on our business.

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

The efficiency and quality of our competitors’ advertising and promotional programs and the extent and cost of our advertising programs could have a material adverse effect on our results of operations and financial condition.

Should our competitors increase spending on advertising and promotion, should the cost of television or radio advertising increase, should our advertising funds materially decrease for any reason, or should our advertising and promotion be less effective than our competitors’, there could be a material adverse effect on our results of operations and financial condition. In that regard, the success of our Burger King restaurants also depends in part upon advertising campaigns and promotions by BKC.

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

As of June 30, 2006, excluding our franchised locations, all but one of our company-owned Pollo Tropical restaurants were located in Florida and approximately 96% of our company-owned Taco Cabana restaurants were located in Texas. Also, as of June 30, 2006, 65% of our Burger King restaurants were located in New York and Ohio. Therefore, the economic conditions, state and local government regulations, weather conditions or other conditions affecting Florida, Texas, New York and Ohio and the tourism industry affecting Florida may have a material impact on the success of our restaurants in those locations. For example, the events of September 11, 2001 had a significant negative impact on tourism in Florida, which adversely impacted the revenues and operating results at our Pollo Tropical restaurants.

Many of our restaurants are located in regions that may be susceptible to severe weather conditions. As a result, adverse weather conditions in any of these areas could damage these restaurants, result in fewer guest visits to these restaurants and otherwise have a material adverse impact on our business. For example, our business was adversely impacted in the fourth quarter of 2005 and in the future may be adversely affected by hurricanes and severe weather in Florida and Texas.

We cannot assure you that the current locations of our existing restaurants will continue to be economically viable or that additional locations will be acquired at reasonable costs.

The location of our restaurants has significant influence on their success. We cannot assure you that current locations will continue to be economically viable or that additional locations can be acquired at reasonable costs. In addition, the economic environment where restaurants are located could decline in the future, which could result in reduced sales in those locations. We cannot assure you that new sites will be profitable or as profitable as existing sites.

The loss of the services of our senior executives could have a material adverse effect on our business, financial condition or results of operations.

Our success depends to a large extent upon the continued services of our senior management, including Alan Vituli, Chairman of the Board and Chief Executive Officer, and Daniel T. Accordino, President and Chief Operating Officer, who have substantial experience in the restaurant industry. We believe that it would be extremely difficult to replace Messrs. Vituli and Accordino with individuals having comparable experience. Consequently, the loss of the services of Mr. Vituli or Mr. Accordino could have a material adverse effect on our business, financial condition or results of operations.

Government regulation could adversely affect our financial condition and results of operations.

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

In the event that legislation having a negative impact on our business is adopted, you should be aware that it could have a material adverse impact on us. For example, substantial increases in the minimum wage could adversely affect our financial condition and results of operations. Local zoning or building codes or regulations and liquor license approvals can cause substantial delays in our ability to build and open new restaurants. Local authorities may revoke, suspend or deny renewal of our liquor licenses if they determine that our conduct violates applicable regulations. Any failure to obtain and maintain required licenses, permits and approvals could adversely affect our operating results.

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

Federal, state and local environmental regulations relating to the use, storage, discharge, emission and disposal of hazardous materials could expose us to liabilities, which could adversely affect our results of operations.

We are subject to a variety of federal, state and local environmental regulations relating to the use, storage, discharge, emission and disposal of hazardous materials. We own and lease numerous parcels of real estate on which our restaurants are located.

Failure to comply with environmental laws could result in the imposition of severe penalties or restrictions on operations by governmental agencies or courts of law that could adversely affect our operations. Also, if contamination is discovered on properties owned or operated by us, including properties we owned or operated in the past, we can be held liable for severe penalties and costs of remediation. These penalties could adversely affect our results of operations.

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

We are not aware of any assertions that our trademarks or menu offerings infringe upon the proprietary rights of third parties, but we cannot assure you that third parties will not claim infringement by us in the future. Any such claim, whether or not it has merit, could be time-consuming, result in costly litigation, cause delays in introducing new menu items in the future or require us to enter into royalty or licensing agreements. As a result, any such claim could have a material adverse effect on our business, results of operations and financial condition.

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