Form 10-Q
period 2006-10-01
CARROLS CORP
filed 2006-11-14
CIK 17927

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 1, 2006

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

The number of shares of the registrant’s common stock (par value $1 per share) outstanding as of November 10, 2006 is 10.

CARROLS CORPORATION AND SUBSIDIARIES

FORM 10-Q

QUARTER ENDED SEPTEMBER 30, 2006

PART I—FINANCIAL INFORMATION

ITEM 1—INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

CARROLS CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands of dollars, except share and per share amounts)

(Unaudited)

	September 30, 2006	December 31, 2005
ASSETS
Current assets:
Cash and cash equivalents	$2,786	$9,331
Trade and other receivables	4,322	3,017
Inventories	4,712	5,333
Prepaid rent	5,487	4,476
Prepaid expenses and other current assets	5,423	4,635
Refundable income taxes	—	593
Deferred income taxes	4,867	4,867

Total current assets	27,597	32,252
Property and equipment, net (Note 3)	181,268	217,506
Franchise rights, at cost less accumulated amortization of $55,057 and $52,649, respectively (Note 4)	84,073	86,490
Goodwill (Note 4)	124,934	124,934
Intangible assets, net (Note 4)	1,249	1,465
Franchise agreements, at cost less accumulated amortization of $5,478 and $5,208, respectively	5,693	5,869
Deferred income taxes	13,120	13,279
Other assets	15,792	15,150

Total assets	$453,726	$496,945

LIABILITIES AND STOCKHOLDER’S DEFICIT
Current liabilities:
Current portion of long-term debt (Note 5)	$2,499	$2,588
Accounts payable	18,724	19,022
Accrued interest	7,544	7,615
Accrued payroll, related taxes and benefits	16,507	15,703
Accrued income taxes payable	1,314	—
Accrued real estate taxes	4,646	3,933
Other liabilities	12,182	8,832

Total current liabilities	63,416	57,693
Long-term debt, net of current portion (Note 5)	366,041	391,108
Lease financing obligations (Note 9)	58,440	110,898
Deferred income—sale-leaseback of real estate	31,420	10,660
Accrued postretirement benefits (Note 8)	4,519	4,068
Other liabilities (Note 7)	23,654	26,029

Total liabilities	547,490	600,456

Commitments and contingencies (Note 11)

Stockholder’s deficit:
Common stock, par value $1; authorized 1,000 shares, issued and outstanding—10 shares	—	—
Additional paid-in capital	(75,948)	(75,948)
Accumulated deficit	(17,816)	(27,563)

Total stockholder’s deficit	(93,764)	(103,511)

Total liabilities and stockholder’s deficit	$453,726	$496,945

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CARROLS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005

(In thousands of dollars)

(Unaudited)

	2006	2005
Revenues:
Restaurant sales	$189,254	$180,911
Franchise royalty revenues and fees	343	375

Total revenues	189,597	181,286

Costs and expenses:
Cost of sales	53,000	52,068
Restaurant wages and related expenses	55,211	51,618
Restaurant rent expense	9,004	8,054
Other restaurant operating expenses	28,577	26,662
Advertising expense	6,608	6,243
General and administrative	11,675	9,848
Depreciation and amortization	8,397	8,202
Impairment losses (Note 3)	588	574
Other income (Note 7)	(1,389)	—

Total operating expenses	171,671	163,269

Income from operations	17,926	18,017
Interest expense (Note 9)	10,216	10,916

Income before income taxes	7,710	7,101
Provision for income taxes (Note 6)	2,580	1,839

Net income	$5,130	$5,262

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CARROLS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005

(In thousands of dollars)

(Unaudited)

	2006	2005
Revenues:
Restaurant sales	$561,719	$531,442
Franchise royalty revenues and fees	1,002	1,160

Total revenues	562,721	532,602

Costs and expenses:
Cost of sales	158,299	154,424
Restaurant wages and related expenses	164,400	153,740
Restaurant rent expense	27,183	25,818
Other restaurant operating expenses	82,466	75,976
Advertising expense	20,768	19,791
General and administrative (including stock-based compensation expense of $0 and $16,432, respectively (Note 2)	35,794	47,832
Depreciation and amortization	25,177	24,929
Impairment losses (Note 3)	832	1,427
Other income (Note 7)	(1,389)	—

Total operating expenses	513,530	503,937

Income from operations	49,191	28,665
Interest expense (Note 9)	34,616	31,830

Income (loss) before income taxes	14,575	(3,165)
Provision for income taxes (Note 6)	4,828	2,054

Net income (loss)	$9,747	$(5,219)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CARROLS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005

(In thousands of dollars)

(Unaudited)

	2006	2005
Cash flows provided from (used for) operating activities:
Net income (loss)	$9,747	$(5,219)
Adjustments to reconcile net income (loss) to net cash provided from operating activities:
Gain on disposal of property and equipment	—	(585)
Stock-based compensation	—	16,310
Other income (Note 7)	(1,389)	—
Depreciation and amortization	25,177	24,929
Amortization of deferred financing costs	1,098	1,154
Amortization of unearned purchase discounts	(1,616)	(1,616)
Amortization of deferred gains from sale-leaseback transactions	(897)	(377)
Accretion of interest on lease financing obligations	281	257
Impairment losses	832	1,427
Gain on settlements of lease financing obligations	(120)	—
Deferred income taxes	159	(876)
Decrease in accrued bonus to employees and director	—	(20,860)
Increase (decrease) in accrued payroll, related taxes and benefits	835	(10,506)
Changes in other operating assets and liabilities	2,745	6,585

Net cash provided from operating activities	36,852	10,623

Cash flows used for investing activities:
Capital expenditures:
New restaurant development	(20,370)	(15,497)
Restaurant remodeling	(4,885)	(2,093)
Other restaurant capital expenditures	(5,478)	(6,188)
Corporate and restaurant information systems	(1,324)	(985)
Acquisition of Taco Cabana restaurants (Note 4)	—	(4,220)

Total capital expenditures	(32,057)	(28,983)
Properties purchased for sale-leaseback	(2,663)	(275)
Proceeds from sale-leaseback transactions	31,693	1,137
Proceeds from sales of other properties	—	669

Net cash used for investing activities	(3,027)	(27,452)

Cash flows used for financing activities:
Scheduled principal payments on term loans	(1,650)	(1,650)
Principal pre-payments on term loans	(23,200)	(6,000)
Principal payments on capital leases	(305)	(311)
Financing costs associated with issuance of debt and lease financing obligations	—	(304)
Settlement of lease financing obligations	(15,215)	(1,074)

Net cash used for financing activities	(40,370)	(9,339)
Net decrease in cash and cash equivalents	(6,545)	(26,168)
Cash and cash equivalents, beginning of period	9,331	31,466

Cash and cash equivalents, end of period	$2,786	$5,298

Supplemental disclosures:
Interest paid on long-term debt	$24,752	$19,843
Interest paid on lease financing obligations	$8,665	$8,020
Increase (decrease) in accruals for capital expenditures	$601	$(44)
Income taxes paid (refunded), net	$2,753	$(2,229)
Capital lease obligations acquired and incurred	$—	$987
Non-cash reduction of assets under lease financing obligations due to lease amendments	$24,707	$—
Non-cash reduction of lease financing obligations due to lease amendments	$37,544	$—

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

Business Description. At September 30, 2006 the Company operated, as franchisee, 328 quick-service restaurants under the trade name “Burger King” in 12 Northeastern, Midwestern and Southeastern states. At September 30, 2006, the Company also owned and operated 73 Pollo Tropical restaurants; 72 in Florida and one Pollo Tropical restaurant in the New York City metropolitan area in northern New Jersey and franchised a total of 26 Pollo Tropical restaurants; consisting of 22 in Puerto Rico, two in Ecuador and two on college campuses in Florida. At September 30, 2006, the Company owned and operated 141 Taco Cabana restaurants located primarily in Texas and franchised two Taco Cabana restaurants in New Mexico and one in Georgia.

Fiscal Year. The Company uses a 52-53 week fiscal year ending on the Sunday closest to December 31. All references herein to the fiscal years ended January 1, 2006 and January 2, 2005 will be referred to as the fiscal years ended December 31, 2005 and 2004, respectively. Similarly, all references herein to the three and nine months ended October 1, 2006 and October 2, 2005 will be referred to as the three and nine months ended September 30, 2006 and September 30, 2005, respectively. The years ended December 31, 2005 and 2004 contained 52 weeks and 53 weeks, respectively, and the three and nine months ended September 30, 2006 and 2005 each contained 13 and 39 weeks, respectively.

Basis of Presentation. The accompanying unaudited consolidated financial statements for the three and nine months ended September 30, 2006 and 2005 have been prepared without an audit, pursuant to the rules and regulations of the Securities and Exchange Commission and do not include certain of the information and the footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all normal and recurring adjustments considered necessary for a fair presentation of such financial statements have been included. The results of operations for the three and nine months ended September 30, 2006 and 2005 are not necessarily indicative of the results to be expected for the full year.

These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2005 contained in the Company’s 2005 Annual Report on Form 10-K. The December 31, 2005 balance sheet data is derived from those audited financial statements.

Use of Estimates. The preparation of the financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Significant items subject to such estimates include: accrued occupancy costs, insurance liabilities, legal obligations, income taxes, evaluation for impairment of goodwill, long-lived assets and Burger King franchise rights and lease accounting matters. Actual results could differ from those estimates.

2. Stock-Based Compensation

Effective May 3, 2005, Holdings issued an aggregate of 260,600 shares of Holdings common stock in exchange for the cancellation and termination of an identical number of outstanding options to purchase shares of Holdings common stock. During the second quarter of 2005, Holdings also issued an additional 5,440 shares of Holdings common stock in separate awards. As a consequence of the exchange, all outstanding stock options were cancelled and terminated. All shares were issued pursuant to stock award agreements, which provided that such shares were fully vested and non-forfeitable upon issuance, but may not be sold or otherwise disposed of until the earlier of (i) May 3, 2007 or (ii) a “change in control” (as defined in the stock award agreement). Such agreements also provided that up to an aggregate of 16% of each recipient’s shares (for those recipients that were issued 100 or more shares) are subject to repurchase by Holdings (at its option) after December 31, 2006 under certain circumstances described in the award agreements. In addition, such shares may be subject to repurchase by Holdings (at its option) in the event of a termination of employment before the occurrence of certain events. The Company recorded a pre-tax compensation charge, including applicable payroll taxes, of $16.4 million in the second quarter of 2005 due to these stock awards.

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

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123(R), “Share-Based Payment” (“SFAS 123R”) which requires companies to measure and recognize compensation expense for all share-based

CARROLS CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(in thousands of dollars, except share amounts)

payments at fair value. In addition, the FASB has issued a number of supplements to SFAS 123R to guide the implementation of this new accounting pronouncement. Share-based payments include stock option grants and other equity-based awards granted under the Company’s long-term incentive and stock option plans. SFAS 123R was effective for the Company beginning January 1, 2006. The Company used the modified prospective transition method, which requires that compensation cost be recognized in the financial statements for all awards granted after the date of adoption as well as for existing awards for which the requisite service has not been rendered as of the date of adoption (the “Existing Awards”) and requires that prior periods not be restated. However, as all shares of stock issued in the stock award in the second quarter of 2005 were fully vested and the Company did not have a stock option plan or any stock options outstanding at December 31, 2005 and September 30, 2006, the Company has not recorded any stock-based compensation expense related to the adoption of SFAS 123R. The Company is currently evaluating valuation models to be utilized in connection with any future adoption of a stock option or other stock incentive plan.

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

The following table presents the Company’s pro forma net loss for the nine months ended September 30, 2005 had compensation cost been determined based upon the fair value of the stock options at the grant date consistent with the fair-value based method of SFAS 123R:

Nine Months Ended September 30, 2005
Net loss, as reported	$(5,219)
Add: Stock-based compensation expense included in reported net loss, net of related tax effects (1)	13,188
Deduct: Stock-based compensation expense determined under the fair-value based method for all awards, net of related tax effects	(12,011)

Pro forma net loss	$(4,042)

(1)	The amount of stock-based compensation included in reported net loss represents stock-based compensation expense for certain stock options requiring variable accounting and, in the nine months ended September 30, 2005, included the $16.4 million stock award expense, net of tax. The $16.4 million stock award expense, net of tax, has also been included in the determination of compensation expense under the fair-value based method for the nine months ended September 30, 2005.

3. Impairment of Long-Lived Assets

The Company reviews its long-lived assets, principally property and equipment, for impairment at the restaurant level. If an indicator of impairment exists for any of its assets, an estimate of undiscounted future cash flows from the related long-lived assets is compared to that asset’s carrying value. If the carrying value is greater than the undiscounted cash flow, the Company then determines the fair value of the asset. If an asset is determined to be impaired, the loss is measured by the excess of the carrying amount of the asset over its fair value.

For the three months and nine months ended September 30, 2006 and 2005, the Company recorded impairment losses on long-lived assets for its segments as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Burger King	$—	$574	$224	$1,332
Taco Cabana	588	—	608	95

	$588	$574	$832	$1,427

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

	Pollo Tropical	Taco Cabana	Burger King	Total
Goodwill at September 30, 2006 and December 31, 2005	$56,307	$67,177	$1,450	$124,934

Burger King Franchise Rights. Amounts allocated to franchise rights for each Burger King acquisition are amortized using the straight-line method over the average remaining term of the acquired franchise agreements at January 1, 2002 plus one twenty-year renewal period. The Company assesses the potential impairment of franchise rights whenever events or changes in circumstances indicate that the carrying value may not be recoverable. If an indicator of impairment exists, an estimate of the aggregate undiscounted future cash flows from the acquired restaurants is compared to the respective carrying value of franchise rights for each Burger King acquisition. If an asset is determined to be impaired, the loss is measured by the excess of the carrying amount of the asset over its fair value. There were no impairment charges against franchise rights for the three and nine months ended September 30, 2006. The Company recorded impairment charges related to Burger King franchise rights of $0 and $316 for the three and nine months ended September 30, 2005, respectively.

Amortization expense related to Burger King franchise rights was $804 and $706 for the three months ended September 30, 2006 and 2005, respectively. Amortization expense related to Burger King franchise rights for the nine months ended September 30, 2006 and 2005 was $2,412 and $2,313, respectively. The estimated amortization expense for the year ending December 31, 2006 and for each of the five succeeding years is $3,215.

Intangible Assets. In the third quarter of 2005, the Company acquired four Taco Cabana restaurants from a franchisee. Under Emerging Issues Task Force Issue No. 04-1, “Accounting for Preexisting Relationships between the Parties to a Business Combination (“EITF 04-1”), certain reacquired rights, including the right to the acquirer’s trade name, are required to be recognized as intangible assets apart from goodwill. The Company allocated $1.6 million of the purchase price to this intangible asset. The Company recorded amortization expense relating to the intangible asset of approximately $72 for the three months ended September 31, 2006 and 2005. Amortization for the nine months ended September 30, 2006 and 2005 was $216 and $72, respectively. The Company expects the annual amortization expense for the year ending December 31, 2006 and for each of five years ending 2007 through 2011 to be $289, $289, $211, $133, $125 and $117, respectively.

	September 30, 2006		December 31, 2005
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Intangible assets	$1,610	$361	$1,610	$145

5. Long-term Debt

The Company’s senior credit facility provides for a revolving credit facility under which it may borrow up to $50.0 million (including a sub limit of up to $20.0 million for letters of credit and up to $5.0 million for swingline loans), a $220.0 million term loan B facility and incremental facilities (as defined in the senior credit facility), at its option, of up to $100.0 million, subject to the satisfaction of certain conditions. At September 30, 2006, $187.0 million principal amount of term loan borrowings were outstanding under the term B facility and no amounts were outstanding under the revolving credit facility. After reserving $14.6 million for letters of credit guaranteed by the facility, $35.4 million was available for borrowings under the revolving credit facility at September 30, 2006. The Company was in compliance with the covenants under its senior credit facility as of September 30, 2006.

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

CARROLS CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(in thousands of dollars, except share amounts)

6. Income Taxes

The income tax provision for the three and nine months ended September 30, 2006 and 2005 was comprised of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Current	$1,072	$2,475	$4,669	$2,930
Deferred	1,508	(636)	159	(1,353)
Valuation allowance	—	—	—	477

	$2,580	$1,839	$4,828	$2,054

The provision for income taxes for the three and nine months ended September 30, 2006 was derived using an estimated effective annual income tax rate for 2006 of 33.5% as well as the effect of any discrete tax items occurring in those periods.

On May 18, 2006 the state of Texas enacted House Bill 3, which replaces the state’s current franchise tax with a “margin tax.” This legislation significantly affects the tax system for most corporate taxpayers. The margin tax, which is based on revenues less certain allowed deductions, will be accounted for as an income tax, following the provisions of SFAS Statement No. 109, “Accounting for Income Taxes”. The Company has reviewed the provisions of this legislation and has concluded that the impact on its deferred taxes, due to the changes in the Texas tax law, is immaterial.

The provision for income taxes for the three and nine months ended September 30, 2005 was derived using an estimated effective annual income tax rate for 2005 of 33.2%, such rate excluding those items where a discrete tax expense has been recorded. The tax provision for the nine months ended September 30, 2005 also includes $3.8 million for the non-deductible portion of stock-based compensation expense related to stock awards in the second quarter of 2005 and $0.5 million of income tax expense associated with Ohio state tax legislation enacted in the second quarter of 2005, as discussed below. The discrete tax expense for each of these items was recorded in the second quarter.

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

7. Other Liabilities, Long-Term

Other liabilities, long-term, at September 30, 2006 and December 31, 2005 consisted of the following:

	September 30, 2006	December 31, 2005
Unearned purchase discounts	$5,030	$6,686
Accrued occupancy costs	8,532	10,674
Accrued workers’ compensation costs	4,666	4,615
Other	5,426	4,054

	$23,654	$26,029

In 2001, management made the decision to close seven Taco Cabana restaurants in the Phoenix, Arizona market and discontinue restaurant development underway in that market. At September 30, 2006, the Company had $0.7 million in lease liability reserves for three remaining locations that are included in accrued occupancy costs and $1.1 million of such reserves at December 31, 2005.

CARROLS CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(in thousands of dollars, except share amounts)

The following table presents the activity in the exit cost reserve for the nine months ended September 30, 2006:

Balance, beginning of period	$1,083
Changes in estimates of accrued costs, net	(295)
Payments	(97)

Balance, end of period	$691

During the third quarter of 2006, the Company reduced its lease liability reserves by $0.3 million due to an increase in the Company’s estimates for future sublease income at such locations and also reduced collection reserves previously established for a $1.1 million note receivable related to the sale of leasehold improvements at two of the closed locations that were written off as part of the restructuring charge in 2001. This note was paid in full in the fourth quarter of 2006. The effect of these transactions is presented in other income in the Consolidated Statements of Operations.

8. Postretirement Benefits

The Company provides postretirement medical and life insurance benefits covering substantially all Burger King administrative and restaurant management salaried employees. A December 31 measurement date is used for postretirement benefits.

The following summarizes the components of net periodic benefit cost:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Components of net periodic benefit cost:
Service cost	$118	$149	$354	$296
Interest cost	85	90	251	205
Amortization of gains and losses	21	35	63	41
Amortization of unrecognized prior service cost	(8)	(7)	(22)	(22)

Net periodic postretirement benefit cost	$216	$267	$646	$520

During the three and nine months ended September 30, 2006, the Company made contributions of $94 and $174 to its postretirement plan, respectively. The Company expects to make additional contributions in the fourth quarter of 2006.

9. Lease Financing Obligations

The Company entered into sale-leaseback transactions in various years involving certain restaurant properties that did not qualify for sale-leaseback accounting and as a result, have been classified as financing transactions under SFAS No. 98, “Accounting for Leases” (“SFAS 98”). Under the financing method, the assets remain on the consolidated balance sheet and proceeds received by the Company from these transactions are recorded as a financing liability. Payments under these leases are applied as payments of imputed interest and deemed principal on the underlying financing obligations. Purchase options related to 44 properties sold in real estate transactions accounted for under the financing method are held by an entity wholly-owned by the nephew of the Chairman and Chief Executive Officer of the Company and such entity is deemed a related party for accounting purposes.

During the nine months ended September 30, 2006, the Company exercised its right of first refusal under the leases for 14 restaurant properties following the exercise of purchase options held by the related party and the Company purchased these 14 restaurant properties from the respective lessors. Concurrently with these purchases, the properties were sold in qualified sale-leaseback transactions. The Company recorded deferred gains representing the amounts by which the sales prices exceeded the net book value of the underlying assets. Deferred gains are being amortized as an adjustment to rent expense over the term of the leases, which is generally 20 years.

The Company also amended lease agreements for 21 restaurant properties in the second quarter of 2006 and amended a master lease agreement covering 13 restaurant properties in the third quarter of 2006, all of which were previously accounted for as lease financing obligations, to eliminate or otherwise cure the provisions that precluded the original sale-leaseback accounting under SFAS 98. As a result of such amendments, the Company recorded these sale-leaseback transactions as sales, removed all of the respective assets under lease financing obligations and related liabilities from its consolidated balance sheet and recognized gains from the sales, which were generally deferred and are being amortized as an adjustment to rent expense over the remaining term of the underlying leases.

CARROLS CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(in thousands of dollars, except share amounts)

As a result of the above transactions that occurred during the nine months ended September 30, 2006, the Company reduced its lease financing obligations by $52.8 million, reduced its assets under lease financing obligations by $36.2 million and recorded deferred gains of $18.3 million. The Company also recorded interest expense of $2.0 million which represents the net amount by which the purchase price for the restaurant properties sold exceeded the lease financing obligations. Of these amounts, $37.5 million of lease financing obligations and $24.7 million of assets under lease financing obligations have been reflected as non-cash transactions in the consolidated statements of cash flows for the nine months ended September 30,2006.

10. Business Segment Information

The Company is engaged in the quick-service and quick-casual restaurant industry, with three restaurant concepts: Burger King operating as a franchisee and Pollo Tropical and Taco Cabana, both Company-owned concepts. The Company’s Burger King restaurants are all located in the United States, primarily in the Northeast, Southeast and Midwest. Pollo Tropical is a quick-casual restaurant chain featuring grilled marinated chicken and Caribbean style “made from scratch” side dishes. Pollo Tropical’s core markets are located in South and Central Florida. Taco Cabana is a quick-casual restaurant chain featuring fresh Mexican style food, including flame-grilled beef and chicken fajitas, quesadillas and other Tex-Mex dishes. Taco Cabana’s core markets are primarily located in Texas.

The accounting policies of each segment are the same as those described in the summary of significant accounting policies. The following table includes Segment EBITDA which is the measure of segment profit or loss reported to the chief operating decision maker for purposes of allocating resources to the segments and assessing their performance. Segment EBITDA is defined as earnings attributable to the applicable segment before interest, income taxes, depreciation and amortization, impairment losses, stock-based compensation expense, bonus to employees and a director in connection with the Company’s December 2004 refinancing, other income and expense and loss on extinguishment of debt.

The “Other” column includes corporate related items not allocated to reportable segments, including stock-based compensation expense. Other identifiable assets consist primarily of cash, certain other assets, corporate property and equipment, goodwill and deferred income taxes.

CARROLS CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(in thousands of dollars, except share amounts)

Three Months Ended	Pollo Tropical	Taco Cabana	Burger King	Other	Consolidated
September 30, 2006:
Total revenues	$38,239	$58,062	$93,296	$—	$189,597
Cost of sales	12,178	16,835	23,987	—	53,000
Restaurant wages and related expenses	10,033	16,493	28,685	—	55,211
General and administrative expense (1)	1,883	2,749	7,043	—	11,675
Depreciation and amortization	1,256	2,517	4,297	327	8,397
Segment EBITDA	6,491	9,854	9,177
Capital expenditures, including acquisitions	5,047	4,795	1,771	322	11,935

September 30, 2005:
Total revenues	$34,907	$53,701	$92,678	$—	$181,286
Cost of sales	11,412	15,483	25,173	—	52,068
Restaurant wages and related expenses	8,327	14,998	28,293	—	51,618
General and administrative expense (1)	1,871	2,582	5,395	—	9,848
Depreciation and amortization	1,340	2,050	4,535	277	8,202
Segment EBITDA	7,534	8,366	10,893
Capital expenditures, including acquisitions	4,336	8,900	2,466	282	15,984

Nine Months Ended
September 30, 2006:
Total revenues	$115,303	$171,983	$275,435	$—	$562,721
Cost of sales	37,151	49,860	71,288		158,299
Restaurant wages and related expenses	29,235	48,728	86,437	—	164,400
General and administrative expense (1)	5,917	8,606	21,271	—	35,794
Depreciation and amortization	4,038	6,580	13,573	986	25,177
Segment EBITDA	21,797	25,669	26,345
Capital expenditures, including acquisitions	13,050	11,633	6,050	1,324	32,057

September 30, 2005:
Total revenues	$103,954	$156,796	$271,852	$—	$532,602
Cost of sales	34,308	45,516	74,600	—	154,424
Restaurant wages and related expenses	24,326	43,997	85,417	—	153,740
General and administrative expense (1)	5,535	7,709	18,156	16,432	47,832
Depreciation and amortization	3,620	5,995	14,312	1,002	24,929
Segment EBITDA	22,374	23,584	25,495
Capital expenditures, including acquisitions	10,293	13,467	4,238	985	28,983

Identifiable Assets:
At September 30, 2006	$43,240	$70,627	$158,424	$181,435	$453,726
At December 31, 2005	59,761	70,883	182,902	183,399	496,945

(1)	For the Pollo Tropical and Taco Cabana segments, such amounts include general and administrative expenses related directly to each segment. For the Burger King segment such amounts include general and administrative expenses related directly to the Burger King segment as well as expenses associated with administrative support to all of the Company’s segments including executive management, information systems and certain accounting, legal and other administrative functions.

CARROLS CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(in thousands of dollars, except share amounts)

A reconciliation of segment EBITDA to consolidated net income (loss) is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Segment EBITDA:
Pollo Tropical	$6,491	$7,534	$21,797	$22,374
Taco Cabana	9,854	8,366	25,669	23,584
Burger King	9,177	10,893	26,345	25,495

Subtotal	25,522	26,793	73,811	71,453

Less:
Depreciation and amortization	8,397	8,202	25,177	24,929
Impairment losses	588	574	832	1,427
Interest expense	10,216	10,916	34,616	31,830
Provision for income taxes	2,580	1,839	4,828	2,054
Stock-based compensation expense	—	—	—	16,432
Other income	(1,389)	—	(1,389)	—

Net income (loss)	$5,130	$5,262	$9,747	$(5,219)

11. Commitments and Contingencies

On November 16, 1998, the Equal Employment Opportunity Commission (“EEOC”) filed suit in the United States District Court for the Northern District of New York (the “Court”), under Title VII of the Civil Rights Act of 1964, as amended, against Carrols. The complaint alleged that Carrols engaged in a pattern and practice of unlawful discrimination, harassment and retaliation against former and current female employees. The EEOC identified approximately 450 individuals ( subsequently increased to 511 individuals) that it believed represented the class of claimants and was seeking monetary and injunctive relief from Carrols.

On April 20, 2005, the Court issued a decision and order granting Carrols’ Motion for Summary Judgment that Carrols filed in January 2004. Subject to possible appeal by the EEOC, the case is dismissed; however the Court noted that it was not ruling on the claims, if any, that individual employees might have against Carrols. The Company does not believe that any individual claim, if any, would have a material adverse impact on its consolidated financial condition or consolidated results of operations and cash flows.

On February 27, 2006, Carrols filed a motion for summary judgment to dismiss all but between four and 17 of the individual claims. On July 10, 2006, in its response to that motion, the EEOC asserted that, notwithstanding the Court’s dismissal of the case as a class action, the EEOC may still maintain some kind of collective action on behalf of these claimants. Oral argument before the Court was held on October 4, 2006 and the Company is awaiting the Court’s decision on Carrols’ summary judgment motion. Although the Company believes that the EEOC’s continued class litigation argument is without merit, it is not possible to predict the outcome of the pending motion.

On November 30, 2002, four former hourly employees commenced a lawsuit against Carrols in the United States District Court for the Western District of New York entitled Dawn Seever, et al. v. Carrols Corporation. The lawsuit alleges, in substance, that Carrols violated certain minimum wage laws under the federal Fair Labor Standards Act and related state laws by requiring employees to work without recording their time and by retaliating against those who complained. The plaintiffs seek damages, costs and injunctive relief. They also seek to notify, and eventually certify, a class consisting of current and former employees who, since 1998, have worked, or are working, for Carrols. As a result of the July 21, 2005 Status Conference, the parties agreed to withdraw Plaintiff’s Motions to certify and for National Discovery, and Defendant’s Motion to Disqualify Counsel and related motions, to allow both sides limited additional discovery. Carrols has since filed a Motion for Summary Judgment as to the existing plaintiffs that the Court has under consideration. The plaintiffs have indicated that they will re-file a Motion to certify and for National Discovery and Carrols intends to oppose such Motion. It is too early to evaluate the likelihood of an unfavorable outcome or estimate the amount or range of potential loss. Consequently, it is not possible to predict what adverse impact, if any, this case could have on the Company’s consolidated financial condition or consolidated results of operations and cash flows. Carrols intends to continue to contest this case vigorously.

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

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109” (“FIN 48”), FIN 48 prescribes a comprehensive recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 requires that only income tax benefits that meet the “more likely than not” recognition threshold be recognized or continue to be recognized on the effective date. Initial derecognition amounts would be reported as a cumulative effect of a change in accounting principle. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The Company is currently evaluating the impact on its consolidated financial statements of adopting FIN 48.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Benefits, an amendment of FAS 87, 88, 106 and 132(R)” (“SFAS 158”) which is effective for fiscal years ending after December 15, 2006. SFAS No. 158 requires an employer that sponsors postretirement plans to recognize an asset or liability on its balance sheet for the overfunded or underfunded status of the plan and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. SFAS 158 does not change the amount of actuarially determined expense that is recorded in the Company’s consolidated statement of operations. SFAS 158 also requires an employer to measure plan assets and benefit obligations as of the date of the employer’s balance sheet, which is consistent with the Company’s historical measurement date. The impact of the adoption of SFAS 158 will be to record a liability and a charge to accumulated other comprehensive income, a component of stockholder’s deficit, at December 31, 2006 equal to the difference between the Company’s accrued benefit cost and the Company’s projected benefit obligation which was $2.0 million at December 31, 2005.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” (“SFAS 157”). This statement defines fair value, establishes a framework for using fair value to measure assets and liabilities and expands disclosures about fair value measurements. The statement applies whenever other pronouncements require or permit assets or liabilities to be measured at fair value. SFAS 157 is effective for the Company’s fiscal year beginning January 1, 2008. The Company is evaluating the impact the adoption of SFAS 157 will have on the Company’s consolidated financial statements.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” (“SAB 108”) to address diversity in practice in quantifying financial statement misstatements. SAB 108 requires that we quantify misstatements based on their impact on each of our financial statements (both the statement of operations and statement of financial position) and related disclosures. The application of SAB 108 in the fourth quarter of 2006 is not expected to have any impact on the Company’s consolidated financial statements.

CARROLS CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(in thousands of dollars, except share amounts)

13. Recent Developments

On September 22, 2006, our parent company, Carrols Holdings Corporation, filed a registration statement on Form S-1 to register an initial public offering of its common stock and common stock of certain stockholders of Holdings. This registration statement was subsequently amended on October 25, 2006 and November 9, 2006.

14. Guarantor Financial Statements

The Company’s obligations under the $180.0 million 9% senior subordinated notes are jointly and severally guaranteed in full on an unsecured senior subordinated basis by certain of the Company’s subsidiaries (“Guarantor Subsidiaries”), all of which are directly or indirectly wholly-owned by the Company. These subsidiaries are:

Cabana Beverages, Inc.

Cabana Bevco LLC

Carrols Realty Holdings Corp.

Carrols Realty I Corp.

Carrols Realty II Corp.

Carrols J.G. Corp.

Pollo Franchise, Inc.

Pollo Operations, Inc.

Quanta Advertising Corp.

Taco Cabana, Inc.

TP Acquisition Corp.

TC Bevco LLC

TC Lease Holdings III, V and VI, Inc.

T.C. Management, Inc.

Get Real, Inc.

Texas Taco Cabana, L.P.

The following supplemental financial information sets forth on a condensed consolidating basis, balance sheets as of September 30, 2006 and December 31, 2005 for the Parent Company Only, Guarantor Subsidiaries and for the Company and the related statements of operations for the three and nine months ended September 30, 2006 and 2005 and statements of cash flows for the nine months ended September 30, 2006 and 2005.

For certain of the Company’s sale-leaseback transactions, the Company has guaranteed on an unsecured basis the rental payments of its subsidiaries. In accordance with EITF Issue No. 90-14, “Unsecured Guarantee by Parent of Subsidiary’s Lease Payments in a Sale/Leaseback Transaction,” the Company has included in the following Guarantor Financial Statements amounts pertaining to these leases as if they were accounted for as financing transactions of the Guarantor subsidiaries. These adjustments are eliminated in consolidation.

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

CARROLS CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - Continued

CONSOLIDATING BALANCE SHEET

September 30, 2006

(In thousands of dollars)

(Unaudited)

	Parent Company Only	Guarantor Subsidiaries	Eliminations	Consolidated Total
ASSETS
Current assets:
Cash and cash equivalents	$1,683	$1,103	$—	$2,786
Trade and other receivables, net	1,139	3,183	—	4,322
Inventories	3,073	1,639	—	4,712
Prepaid rent	3,105	2,382	—	5,487
Prepaid expenses and other current assets	1,835	3,588	—	5,423
Deferred income taxes	3,081	1,786	—	4,867

Total current assets	13,916	13,681	—	27,597

Property and equipment, net	65,334	167,840	(51,906)	181,268
Franchise rights, net	84,073	—	—	84,073
Goodwill	1,450	123,484	—	124,934
Intangible assets, net	—	1,249	—	1,249
Franchise agreements, net	5,693	—	—	5,693
Intercompany receivable (payable)	150,547	(151,391)	844	—
Investment in subsidiaries	32,116	—	(32,116)	—
Deferred income taxes	5,476	8,342	(698)	13,120
Other assets	10,265	7,311	(1,784)	15,792

Total assets	$368,870	$170,516	$(85,660)	$453,726

LIABILITIES AND STOCKHOLDER’S EQUITY (DEFICIT)

Current liabilities:
Current portion of long-term debt	$2,283	$216	$—	$2,499
Accounts payable	8,269	10,455	—	18,724
Accrued interest	7,544	—	—	7,544
Accrued payroll, related taxes and benefits	9,370	7,137	—	16,507
Accrued income taxes payable	1,314	—	—	1,314
Accrued real estate taxes	1,206	3,440	—	4,646
Other liabilities	8,279	3,903	—	12,182

Total current liabilities	38,265	25,151	—	63,416

Long-term debt, net of current portion	364,981	1,060		366,041
Lease financing obligations	19,401	102,937	(63,898)	58,440
Deferred income—sale-leaseback of real estate	18,878	4,369	8,173	31,420
Accrued postretirement benefits	4,519	—	—	4,519
Other liabilities	16,590	6,832	232	23,654

Total liabilities	462,634	140,349	(55,493)	547,490

Commitments and contingencies	—	—	—	—

Stockholder’s equity (deficit)	(93,764)	30,167	(30,167)	(93,764)

Total liabilities and stockholder’s equity (deficit)	$368,870	$170,516	$(85,660)	$453,726

CARROLS CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - Continued

CONSOLIDATING BALANCE SHEET

December 31, 2005

(In thousands of dollars)

(Unaudited)

	Parent Company Only	Guarantor Subsidiaries	Eliminations	Consolidated Total
ASSETS
Current assets:
Cash and cash equivalents	$7,493	$1,838	$—	$9,331
Trade and other receivables, net	608	2,409	—	3,017
Inventories	3,767	1,566	—	5,333
Prepaid rent	2,600	1,876	—	4,476
Prepaid expenses and other current assets	1,292	3,343	—	4,635
Refundable income taxes	593	—	—	593
Deferred income taxes	3,081	2,225	(439)	4,867

Total current assets	19,434	13,257	(439)	32,252

Property and equipment, net	85,999	155,078	(23,571)	217,506
Franchise rights, net	86,490	—	—	86,490
Goodwill	1,450	123,484	—	124,934
Intangible assets, net	—	1,465	—	1,465
Franchise agreements, net	5,869	—	—	5,869
Intercompany receivable (payable)	159,161	(159,735)	574	—
Investment in subsidiaries	21,478	—	(21,478)	—
Deferred income taxes	5,611	7,668	—	13,279
Other assets	10,231	5,968	(1,049)	15,150

Total assets	$395,723	$147,185	$(45,963)	$496,945

LIABILITIES AND STOCKHOLDER’S EQUITY (DEFICIT)

Current liabilities:
Current portion of long-term debt	$2,340	$248	$—	$2,588
Accounts payable	7,327	11,695	—	19,022
Accrued interest	7,615	—	—	7,615
Accrued payroll, related taxes and benefits	8,940	6,763	—	15,703
Accrued real estate taxes	1,362	2,571	—	3,933
Other liabilities	6,571	2,261	—	8,832

Total current liabilities	34,155	23,538	—	57,693

Long-term debt, net of current portion	389,892	1,216	—	391,108
Lease financing obligations	48,817	90,613	(28,532)	110,898
Deferred income—sale-leaseback of real estate	5,664	2,327	2,669	10,660
Accrued postretirement benefits	4,068	—	—	4,068
Other liabilities	16,638	9,222	169	26,029

Total liabilities	499,234	126,916	(25,694)	600,456

Commitments and contingencies

Stockholder’s equity (deficit)	(103,511)	20,269	(20,269)	(103,511)

Total liabilities and stockholder’s equity (deficit)	$395,723	$147,185	$(45,963)	$496,945

CARROLS CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - Continued

CONSOLIDATING STATEMENT OF OPERATIONS

Three Months Ended September 30, 2006

(In thousands of dollars)

(Unaudited)

	Parent Company Only	Guarantor Subsidiaries	Eliminations	Consolidated Total
Revenues:
Restaurant sales	$93,296	$95,958	$—	$189,254
Franchise royalty revenues and fees		343	—	343

Total revenues	93,296	96,301	—	189,597

Costs and expenses:
Cost of sales	23,987	29,013	—	53,000
Restaurant wages and related expenses	28,685	26,526	—	55,211
Restaurant rent expense	5,781	3,223	—	9,004
Other restaurant operating expenses	14,606	12,735	1,236	28,577
Advertising expense	4,017	2,591	—	6,608
General and administrative	6,299	5,376	—	11,675
Depreciation and amortization	4,452	4,247	(302)	8,397
Impairment losses	—	588	—	588
Other income	—	(1,389)	—	(1,389)

Total operating expenses	87,827	82,910	934	171,671

Income from operations	5,469	13,391	(934)	17,926
Interest expense	8,936	2,505	(1,225)	10,216
Intercompany interest allocations	(4,557)	4,557	—	—

Income before income taxes	1,090	6,329	291	7,710
Provision for income taxes	480	2,207	(107)	2,580
Equity income from subsidiaries	4,520	—	(4,520)	—

Net income	$5,130	$4,122	$(4,122)	$5,130

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

CARROLS CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - Continued

CONSOLIDATING STATEMENT OF OPERATIONS

Nine Months Ended September 30, 2006

(In thousands of dollars)

(Unaudited)

	Parent Company Only	Guarantor Subsidiaries	Eliminations	Consolidated Total
Revenues:
Restaurant sales	$275,435	$286,284	$—	$561,719
Franchise royalty revenues and fees	—	1,002	—	1,002

Total revenues	275,435	287,286	—	562,721

Costs and expenses:
Cost of sales	71,288	87,011	—	158,299
Restaurant wages and related expenses	86,437	77,963	—	164,400
Restaurant rent expense	16,329	9,522	1,332	27,183
Other restaurant operating expenses	42,089	39,141	1,236	82,466
Advertising expense	11,676	9,092	—	20,768
General and administrative	19,058	16,736	—	35,794
Depreciation and amortization	14,057	11,706	(586)	25,177
Impairment losses	224	608	—	832
Other income	—	(1,389)	—	(1,389)

Total operating expenses	261,158	250,390	1,982	513,530

Income from operations	14,277	36,896	(1,982)	49,191
Interest expense	29,333	7,993	(2,710)	34,616

Intercompany interest allocations	(13,669)	13,669	—	—
Income (loss) before income taxes	(1,387)	15,234	728	14,575
Provision (benefit) for income taxes	(496)	5,336	(12)	4,828
Equity income from subsidiaries	10,638	—	(10,638)	—

Net income	$9,747	$9,898	$(9,898)	$9,747

CARROLS CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - Continued

CONSOLIDATING STATEMENT OF OPERATIONS

Nine Months Ended September 30, 2005

(In thousands of dollars)

(Unaudited)

	Parent Company Only	Guarantor Subsidiaries	Eliminations	Consolidated Total
Revenues:
Restaurant sales	$271,852	$259,590	$—	$531,442
Franchise royalty revenues and fees	—	1,160	—	1,160

Total revenues	271,852	260,750	—	532,602

Costs and expenses:
Cost of sales	74,600	79,824	—	154,424
Restaurant wages and related expenses	85,417	68,323	—	153,740
Restaurant rent expense	15,977	8,085	1,756	25,818
Other restaurant operating expenses	41,339	34,637	—	75,976
Advertising expense	10,864	8,927	—	19,791
General and administrative	27,303	20,529	—	47,832
Depreciation and amortization	14,827	10,461	(359)	24,929
Impairment losses	1,332	95	—	1,427

Total operating expenses	271,659	230,881	1,397	503,937

Income from operations	193	29,869	(1,397)	28,665
Interest expense	26,763	7,013	(1,946)	31,830
Intercompany interest allocations	(13,669)	13,669	—	—

Income (loss) before income taxes	(12,901)	9,187	549	(3,165)
Provision (benefit) for income taxes	(2,505)	4,218	341	2,054
Equity income from subsidiaries	5,177	—	(5,177)	—

Net income (loss)	$(5,219)	$4,969	$(4,969)	$(5,219)

CARROLS CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - Continued

CONSOLIDATING STATEMENT OF CASH FLOWS

Nine Months Ended September 30, 2006

(In thousands of dollars)

(Unaudited)

	Parent Company Only	Guarantor Subsidiaries	Eliminations	Consolidated Total
Cash flows provided from operating activities:
Net income	$9,747	$9,898	$(9,898)	$9,747
Adjustments to reconcile net income to net cash provided from operating activities:
Other income	—	(1,389)	—	(1,389)
Depreciation and amortization	14,057	11,706	(586)	25,177
Amortization of deferred financing costs	1,027	198	(127)	1,098
Amortization of unearned purchase discounts	(1,616)	—	—	(1,616)
Amortization of deferred gains from sale-leaseback transactions	(505)	(160)	(232)	(897)
Accretion of interest on lease financing obligations	(53)	343	(9)	281
Impairment losses	224	608	—	832
Gain on settlement of lease financing obligations, net	(309)	—	189	(120)
Deferred income taxes	123	(222)	258	159
Increase in accrued payroll, related taxes and benefits	430	405	—	835
Changes in other operating assets and liabilities	2,385	(10,045)	10,405	2,745

Net cash provided from operating activities	25,510	11,342	—	36,852

Cash flows provided from (used for) investing activities:
Capital expenditures:
New restaurant development	(87)	(20,283)	—	(20,370)
Restaurant remodeling	(3,474)	(1,411)	—	(4,885)
Other restaurant capital expenditures	(2,489)	(2,989)	—	(5,478)
Corporate and restaurant information systems	(982)	(342)	—	(1,324)

Total capital expenditures	(7,032)	(25,025)	—	(32,057)
Properties purchased for sale-leaseback	(1,008)	(1,655)	—	(2,663)
Proceeds from sale-leaseback transactions	10,348	10,801	10,544	31,693

Net cash provided from (used for) investing activities	2,308	(15,879)	10,544	(3,027)

Cash flows provided from (used for) financing activities:
Scheduled principal payments on term loans	(1,650)	—	—	(1,650)
Principal payments on capital leases	(118)	(187)	—	(305)
Principal pre-payments on term loans	(23,200)	—	—	(23,200)
Financing costs associated with issuance of debt and lease financing obligations	—	(586)	586	—
Settlement of lease financing obligations	(8,660)	(6,555)	—	(15,215)
Proceeds from lease financing obligations	—	11,130	(11,130)	—

Net cash provided from (used for) financing activities	(33,628)	3,802	(10,544)	(40,370)

Decrease in cash and cash equivalents	(5,810)	(735)	—	(6,545)
Cash and cash equivalents, beginning of period	7,493	1,838	—	9,331

Cash and cash equivalents, end of period	$1,683	$1,103	$—	$2,786

CARROLS CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - Continued

CONSOLIDATING STATEMENT OF CASH FLOWS

Nine Months Ended September 30, 2005

(In thousands of dollars)

(Unaudited)

	Parent Company Only	Guarantor Subsidiaries	Eliminations	Consolidated Total
Cash flows provided from (used for) operating activities:
Net income (loss)	$(5,219)	$4,969	$(4,969)	$(5,219)
Adjustments to reconcile net income (loss) to net cash provided from (used for) operating activities:
Gain on sales of properties	—	(585)	—	(585)
Stock based compensation	10,808	5,502	—	16,310
Depreciation and amortization	14,827	10,461	(359)	24,929
Amortization of deferred financing costs	1,047	200	(93)	1,154
Amortization of unearned purchase discounts	(1,616)	—	—	(1,616)
Amortization of deferred gains from sale-leaseback transactions	(153)	(109)	(115)	(377)
Accretion of interest on lease financing obligations	(54)	342	(31)	257
Impairment losses	1,332	95	—	1,427
Deferred income taxes	1	(1,069)	192	(876)
Decrease in accrued bonus to employees and director	(20,860)	—	—	(20,860)
Decrease in accrued payroll, related taxes and benefits	(8,710)	(1,796)	—	(10,506)
Changes in other operating assets and liabilities	(6,160)	7,370	5,375	6,585

Net cash provided from (used for) operating activities	(14,757)	25,380	—	10,623

Cash flows used for investing activities:
Capital expenditures:
New restaurant development	(860)	(14,637)	—	(15,497)
Restaurant remodeling	(1,407)	(686)	—	(2,093)
Other restaurant capital expenditures	(1,971)	(4,217)	—	(6,188)
Corporate and restaurant information systems	(614)	(371)	—	(985)
Acquisition of Taco Cabana restaurants	—	(4,220)	—	(4,220)

Total capital expenditures	(4,852)	(24,131)	—	(28,983)
Properties purchased for sale-leaseback	(275)	—	—	(275)
Proceed from sale-leaseback transactions	1,137	—	—	1,137
Proceeds from sales of other properties	—	669	—	669

Net cash used for investing activities	(3,990)	(23,462)	—	(27,452)

Cash flows used for financing activities:
Scheduled principal payments on term loans	(1,650)	—	—	(1,650)
Purchase of properties under lease financing obligations	—	(1,074)	—	(1,074)
Principal payments on capital leases	(107)	(204)	—	(311)
Principal pre-payments on term loans	(6,000)	—	—	(6,000)
Financing costs associated with issuance of debt	(304)	—	—	(304)

Net cash used for financing activities	(8,061)	(1,278)	—	(9,339)

Increase (decrease) in cash and cash equivalents	(26,808)	640	—	(26,168)
Cash and cash equivalents, beginning of period	29,195	2,271	—	31,466

Cash and cash equivalents, end of period	$2,387	$2,911	$—	$5,298

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

We use a 52-53 week fiscal year ending on the Sunday closest to December 31. All references herein to the fiscal years ended January 1, 2006 and January 2, 2005 will be referred to as the fiscal years ended December 31, 2005 and 2004, respectively. Similarly, all references herein to the three and nine months ended October 1, 2006 and October 2, 2005 will be referred to as the three and nine months ended September 30, 2006 and September 30, 2005, respectively. The years ended December 31, 2005 and 2004 contained 52 weeks and 53 weeks, respectively, and the three and nine months ended September 30, 2006 and 2005 each contained 13 and 39 weeks, respectively.

Introduction

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is written to help the reader understand our company. The MD&A is provided as a supplement to, and should be read in conjunction with our unaudited interim consolidated financial statements and the accompanying financial statement notes appearing elsewhere in this report and our Annual Report on Form 10-K for the year ended December 31, 2005. The overview provides our perspective on the individual sections of MD&A, which include the following:

Company Overview—a general description of our business and our key financial measures.

Recent and Future Events Affecting Our Results of Operations—a description of recent events that affect, and future events that may affect our results of operations.

Executive Summary—an executive review of our performance for the three and nine months ended September 30, 2006.

Liquidity and Capital Resources—an analysis of historical information regarding our sources of cash and capital expenditures, the existence and timing of commitments and contingencies, changes in capital resources and a discussion of cash flow items affecting liquidity.

Results of Operations—an analysis of our results of operations for the three and nine months ended September 30, 2006 compared to the three and nine months ended September 30, 2005.

Application of Critical Accounting Policies—an overview of accounting policies that require critical judgments and estimates.

Effects of New Accounting Standards—a discussion of new accounting standards and any implications related to our financial statements.

Forward Looking Statements—cautionary information about forward-looking statements and a description of certain risks and uncertainties that could cause our actual results to differ materially from our historical results or our current expectations or projections.

Company Overview

We are one of the largest restaurant companies in the United States operating three restaurant brands in the quick-casual and quick-service restaurant segments with 542 restaurants located in 16 states as of September 30, 2006. We have been operating restaurants for more than 45 years. We own and operate two Hispanic restaurant brands, Pollo Tropical and Taco Cabana (together referred to by us as our Hispanic Brands), which we acquired in 1998 and 2000, respectively. We are also the largest Burger King franchisee, based on the number of restaurants, and have operated Burger King restaurants since 1976. As of September 30, 2006, our company-owned restaurants included 73 Pollo Tropical restaurants and 141 Taco Cabana restaurants, and we operated 328 Burger King restaurants under franchise agreements. We also franchise our

Hispanic Brand restaurants with 29 franchised restaurants located in Puerto Rico, Ecuador and the United States as of September 30, 2006. We believe that the diversification and strength of our restaurant brands as well as the geographic dispersion of our restaurants provide us with stability and enhanced growth opportunities. Our primary growth strategy is to develop new company-owned Hispanic Brand restaurants. For the year ended December 31, 2005 and the nine months ended September 30, 2006, we had total revenues of $706.9 million and $562.7 million, respectively.

Hispanic Brands

Our Hispanic Brands operate in the quick-casual restaurant segment, combining the convenience of quick-service restaurants with the menu variety, use of fresh ingredients and food quality more typical of casual dining restaurants. As of September 30, 2006, our Hispanic Brands were comprised of 214 company-owned and 29 franchised restaurants and for the three and nine months ended September 30, 2006 accounted for 50.8% and 51.1% of our consolidated revenues, respectively.

Pollo Tropical. Our Pollo Tropical restaurants are known for their fresh grilled chicken marinated in our own blend of tropical fruit juices and spices. Our menu also features other items including roast pork, sandwiches, grilled ribs offered with a selection of sauces, Caribbean-style “made from scratch” side dishes and salads. Most menu items are made fresh daily in each of our Pollo Tropical restaurants, which feature open display cooking that enables customers to observe the preparation of menu items, including chicken grilled on large, open-flame grills. As of September 30, 2006, we owned and operated a total of 73 Pollo Tropical restaurants, with 72 located in Florida, including 60 in South Florida, and one in the New York City metropolitan area, in northern New Jersey. For the three and nine months ended September 30, 2006, our company-owned Pollo Tropical restaurants generated total restaurant sales of $38.0 million and $114.5 million, respectively, and segment EBITDA of $6.5 million and $21.8 million, respectively.

Taco Cabana. Our Taco Cabana restaurants serve fresh Tex-Mex and traditional Mexican style food, including sizzling fajitas, quesadillas, enchiladas, burritos, tacos, other Tex-Mex dishes, fresh-made flour tortillas, frozen margaritas and beer. Most menu items are made fresh daily in each of our Taco Cabana restaurants, which feature open display cooking that enables customers to observe the preparation of menu items, including fajitas cooking on a grill and a machine making fresh tortillas. A majority of our Taco Cabana restaurants are open 24 hours a day, generating customer traffic and restaurant sales across multiple day parts by offering a convenient and quality experience to our customers. Taco Cabana pioneered the Mexican patio café concept with its first restaurant in San Antonio, Texas in 1978. As of September 30, 2006, we owned and operated 141 Taco Cabana restaurants located in Texas, Oklahoma and New Mexico. For the three and nine months ended September 30, 2006, our company-owned Taco Cabana restaurants generated total restaurant sales of $58.0 million and $171.8 million, respectively, and segment EBITDA of $9.9 million and $25.7 million, respectively.

Burger King. Burger King is the second largest hamburger restaurant chain in the world (as measured by the number of restaurants and system-wide sales) and we are the largest franchisee in the Burger King system, based on number of restaurants. Burger King restaurants are part of the quick-service restaurant segment which is the largest of the five major segments of the U.S. restaurant industry based on 2005 sales. Burger King restaurants feature the popular flame-broiled Whopper® sandwich, as well as a variety of hamburgers and other sandwiches, fries, salads, breakfast items and other offerings. As of September 30, 2006, we operated 328 Burger King restaurants located in 12 Northeastern, Midwestern and Southeastern states. For the three and nine months ended September 30, 2006, our Burger King restaurants generated total restaurant sales of $93.3 million and $275.4 million, respectively, and segment EBITDA of $9.2 million and $26.3 million, respectively.

The following is an overview of the key financial measures discussed in our results of operations:

•	Restaurant sales consist of food and beverage sales, net of discounts, at our company-owned Hispanic Brand restaurants and the Burger King restaurants we operated under franchise agreements. Restaurant sales are influenced by menu price increases, new restaurant openings, closures of underperforming restaurants, and changes in comparable restaurant sales. The changes in comparable restaurant sales noted below are calculated using only those restaurants open since the beginning of the earliest period being compared and for the entirety of both periods being compared. Restaurants are included in comparable restaurant sales after they have been open for 12 months for our Burger King restaurants and 18 months for our Pollo Tropical and Taco Cabana restaurants.

•	Cost of sales consists of food, paper and beverage costs including packaging costs, less purchase discounts. Cost of sales is generally influenced by changes in commodity costs and the effectiveness of our restaurant-level controls to manage food and paper costs. For our Pollo Tropical and Taco Cabana restaurants, we have negotiated directly with local and national suppliers for the purchase of food and beverage products and supplies. Pollo Tropical and Taco Cabana restaurants’ food and supplies are ordered from approved suppliers and are shipped via distributors to our restaurants. Key commodities for Pollo Tropical and Taco Cabana restaurants are generally purchased under annual contracts. We are a member of a national purchasing cooperative, Restaurant Services, Inc., a non-profit independent cooperative that serves as the purchasing agent for most of the commodities for the Burger King franchise system and which also contracts with various distributors to receive and ship orders for our Burger King restaurants.

•	Restaurant wages and related expenses include all restaurant management and hourly productive labor costs, employer payroll taxes, restaurant-level bonuses and benefits. Payroll and benefits are subject to inflation, including minimum wage increases and expenses for health insurance and workers’ compensation insurance. A significant number of our hourly staff is paid at rates consistent with the applicable state minimum wage and, accordingly, increases in minimum wage rates will increase our labor costs. We are insured for workers’ compensation, general liability and medical insurance claims under policies where we pay all claims, subject to annual stop-loss limitations both for individual claims and claims in the aggregate.

•	Restaurant rent expense includes base rent, contingent rent, common area maintenance on our leases characterized as operating leases, reduced by the amortization of gains on sale-leaseback transactions.

•	Other restaurant operating expenses include all other restaurant-level operating costs, the major components of which are royalty expenses for our Burger King restaurants, utilities, repairs and maintenance, real estate taxes and credit card fees.

•	Advertising expense includes all promotional expenses including television, radio, billboards and other media. Pollo Tropical and Taco Cabana utilize an integrated, multi-level marketing approach that includes periodic chain-wide promotions, direct mail, in-store promotions, local store marketing and other strategies, including the use of radio and television advertising in their major markets. We are generally required to contribute 4% of restaurant sales from our Burger King restaurants to an advertising fund utilized by the Burger King franchise system for its advertising, promotional programs and public relations activities.

•	General and administrative expenses are comprised primarily of (1) salaries and expenses associated with corporate and administrative functions that support the development and operations of our restaurants, (2) legal and professional fees, including external auditing costs, and (3) stock-based compensation expense.

•	Segment EBITDA, which is the measure of segment profit or loss used by our chief operating decision maker for purposes of allocating resources to our segments and assessing their performance, is defined as earnings attributable to the applicable segment before interest, income taxes, depreciation and amortization, impairment losses, stock-based compensation expense, bonus to employees and a director in connection with our December 2004 refinancing, other income and expense and loss on extinguishment of debt. Segment EBITDA may not be necessarily comparable to other similarly titled captions of other companies due to differences in methods of calculation. Segment EBITDA for our Burger King restaurants includes general and administrative expenses related directly to the Burger King segment as well as the expenses associated with administrative support to all three of our segments including executive management, information systems and certain accounting, legal and other administrative functions.

•	Depreciation and amortization primarily includes the depreciation of fixed assets, including equipment and leasehold improvements, depreciation of assets under lease financing obligations and the amortization of Burger King franchise rights and franchise fees.

•	Interest expense consists primarily of interest expense associated with the $180.0 million of our 9% Senior Subordinated Notes due 2013, which we to herein as the “Notes” and on borrowings under our senior credit facility, and imputed interest expense on certain leases entered into in connection with sale-leaseback transactions which are accounted for as lease financing obligations. Interest expense may also include gains and losses from the settlement of lease financing obligations.

We use the term “Consolidated Adjusted EBITDA” because we believe it is a useful financial indicator for measuring our ability, on a consolidated basis, to service and/or incur indebtedness. Consolidated Adjusted EBITDA (defined as earnings before interest, income taxes, depreciation and amortization, impairment losses, stock-based compensation expense, bonus to employees and a director in connection with our December 2004 refinancing, other income and expense and loss on extinguishment of debt) should not be considered as an alternative to consolidated cash flows as a measure of liquidity in accordance with generally accepted accounting principles (“GAAP”). Consolidated Adjusted EBITDA is not necessarily comparable to other similarly titled captions of other companies due to differences in methods of calculation. Management believes the most directly comparable measure to Consolidated Adjusted EBITDA calculated in accordance with GAAP is net cash provided from operating activities. Our utilization of a non-GAAP financial measure is not meant to be considered in isolation or as a substitute for net income, income from operations, cash flow, gross margin and other measures of financial performance prepared in accordance with GAAP. See “Reconciliation of Non-GAAP Financial Measures” on page 38.

Recent and Future Events Affecting our Results of Operations

Lease Financing Obligations

We have, in the past, entered into sale-leaseback transactions involving certain restaurant properties that have been classified as financing transactions under Statement of Financial Accounting Standards No. 98, “Accounting for Leases” (“SFAS 98”). Under the financing method, the assets remain on our consolidated balance sheet and continue to be depreciated and proceeds received by us from these transactions are recorded as a financing liability. Payments under these leases are applied as payments of imputed interest and deemed principal on the underlying financing obligations.

During the nine months ended September 30, 2006, we exercised our right of first refusal under the leases for 14 restaurant properties and purchased these 14 restaurant properties from the respective lessors. Concurrently with these purchases, the properties were sold in qualified sale-leaseback transactions. We recorded deferred gains representing the amounts by which the sales prices exceeded the net book value of the underlying assets. Deferred gains are being amortized as an adjustment to rent expense over the term of the leases, which is generally 20 years.

We also amended lease agreements for 21 restaurant properties in the second quarter of 2006 and amended a master lease agreement covering 13 restaurant properties in the third quarter of 2006, all of which were previously accounted for as lease financing obligations, to eliminate or otherwise cure the provisions that precluded the original sale-leaseback accounting under SFAS 98. As a result of such amendments, we recorded these sale-leaseback transactions as sales, removed all of the respective assets under lease financing obligations and related liabilities from our consolidated balance sheet and recognized gains from the sales, which were generally deferred and are being amortized as an adjustment to rent expense over the remaining term of the underlying leases.

As a result of the above transactions that occurred during the nine months ended September 30, 2006, we reduced our lease financing obligations by $52.8 million, reduced our assets under lease financing obligations by $36.2 million and recorded deferred gains of $18.3 million. We also recorded interest expense of $2.0 million which represents the net amount by which the purchase price for the restaurant properties sold exceeded the lease financing obligations. Of these amounts, $37.5 million of lease financing obligations and $24.7 million of assets under lease financing obligations have been reflected as non-cash transactions in the consolidated statements of cash flows for the nine months ended September 30, 2006.

Beginning in the third quarter of 2006 the effect of the recharacterization of all of the transactions described above as qualified sales under SFAS 98 and the payments associated with the related operating leases as restaurant rent expense, rather than as payments of interest and principal associated with lease financing obligations, has been to reduce interest expense, reduce depreciation expense and increase restaurant rent expense.

Future Burger King Restaurant Closures

We evaluate the performance of our Burger King restaurants on an ongoing basis. Such evaluation depends on many factors, including our assessment of the anticipated future operating results of the subject restaurants and the cost of required capital improvements that we would need to commit for such restaurants. If we determine that a Burger King restaurant is underperforming, we may elect to close such restaurant. We closed two Burger King restaurants in the third quarter of 2006 and we currently anticipate that we will likely elect to close an aggregate of approximately four Burger King restaurants in 2007. These restaurant closures will reduce total restaurant sales for our Burger King restaurants. However, based on the current operating results of such restaurants, we believe that the impact on our results of operations as a result of such restaurant closures will not be material, although there can be no assurance in this regard. Our determination of whether to close such restaurants is not final and is subject to further evaluation and may change. We may also elect to close additional Burger King restaurants in the future.

Executive Summary - Operating Performance for the Three Months Ended September 30, 2006

Total revenues for the third quarter of 2006 increased 4.6% to $189.6 million from $181.3 million in the third quarter of 2005, and Consolidated Adjusted EBITDA decreased to $25.5 million in the third quarter of 2006 from $26.8 million in the third quarter of 2005. Net cash provided from operations was $14.3 million in the third quarter of 2006 compared to $11.5 million in the third quarter of 2005. Revenues from our Hispanic Brand restaurants increased 8.7% to $96.3 million in the third quarter of 2006 compared to $88.6 million in the third quarter of 2005.

We have continued to open new Hispanic Brand restaurants, and at September 30, 2006, we owned a total of 214 restaurants under the Pollo Tropical and Taco Cabana brand names. Sales have grown from the continued expansion of both brands, as well as continued sales increases from existing Hispanic Brand restaurants. Since September 30, 2005, we have opened seven new Pollo Tropical restaurants, including one new Pollo Tropical restaurant in the New York City metropolitan area and opened ten new Taco Cabana restaurants. We also closed one underperforming Taco Cabana restaurant in the third quarter of 2006. In the first nine months of 2006, we opened four new Pollo Tropical restaurants and seven new Taco Cabana restaurants. However, although quarterly comparable restaurant sales at our Hispanic Brand restaurants have continued to increase, and, in the third quarter of 2006 were up 1.0% for Pollo Tropical and up 2.1% for Taco Cabana compared to the third quarter of 2005, these increases were lower than the increases in comparable restaurant sales in the first six months of 2006 of 3.5% for our Pollo Tropical restaurants and 2.6% for our Taco Cabana restaurants.

Restaurant sales from our Burger King restaurants increased 0.7% to $93.3 million in the third quarter of 2006 from $92.7 million in the third quarter of 2005, due to an increase in comparable Burger King restaurant sales of 2.4% in the third quarter of 2006. This increase was partially offset by the closure of 13 Burger King restaurants since the beginning of the third quarter of 2005. As of September 30, 2006, we were operating a total of 328 Burger King restaurants.

Segment EBITDA for our Hispanic Brands increased to $16.3 million in the third quarter of 2006 from $15.9 million in the third quarter of 2005, an increase of 2.8%. Operating results in the third quarter of 2006 for our Hispanic Brands included an increase over the third quarter of 2005 in segment EBITDA for our Taco Cabana restaurants of $1.5 million due primarily to lower advertising expenditures, lower utility costs and a reduction in restaurant rent expense accruals due to the termination of a lease. This increase was partially offset by a $1.0 million decrease in segment EBITDA for our Pollo Tropical restaurants in the third quarter of 2006, compared to the third quarter of 2005, due primarily to the impact of higher restaurant hourly labor rates due to labor market conditions in Florida, including an increase in the Florida minimum wage rate, higher medical insurance costs and increased rent expense of $0.4 million from the recharacterization in 2006 of restaurant leases previously accounted for as lease financing obligations as described above under “Recent and Future Events Affecting our Results of Operations”. Segment EBITDA for our Burger King restaurants decreased in the third quarter of 2006 to $9.2 million from $10.9 million in the third quarter of 2005 due primarily to higher restaurant and administrative bonus accruals of $1.1 million in the third quarter of 2006 and increased rent expense of $0.5 million from the recharacterization in 2006 of restaurant leases previously accounted for as lease financing obligations.

During the third quarter of 2006, we continued to reduce our outstanding term loan borrowings under our senior credit facility by making principal prepayments of $6.2 million. For the nine months ended September 30, 2006 we have made principal prepayments of $23.2 million. The total principal amount of outstanding borrowings under our senior credit facility has decreased from $211.8 million at December 31, 2005 to $187.0 million at September 30, 2006.

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

Interest payments under our debt obligations and capital expenditures represent significant liquidity requirements for us. We believe cash generated from our operations, availability under our revolving credit facility and proceeds from anticipated sale-leaseback transactions will provide sufficient cash availability to cover our anticipated working capital needs, capital expenditures (which include new restaurant development and represent a major investment of cash for us), and debt service requirements for the next 12 months. We may be required to obtain additional financing in the future to fund the growth of our business or to meet other capital needs. There can be no assurance that we will be able to obtain additional financing on acceptable terms or at all. Both the senior credit facility and indenture, which we and certain of our subsidiaries entered into with the Bank of New York, governing the Notes (the “Indenture”) contain restrictive covenants that may prevent us from incurring additional debt.

Operating activities. Net cash provided from operating activities for the nine months ended September 30, 2006 was $36.9 million due primarily to net income of $9.7 million and depreciation and amortization expense of $25.2 million. Net cash provided from operating activities for the nine months ended September 30, 2005 was $10.6 million due primarily to a net loss of $5.2 million, non-cash stock-based compensation expense of $16.3 million and depreciation and amortization expense of $24.9 million. In addition, net cash provided from operating activities was reduced $26.4 million in 2005 due to payments in the first quarter of 2005 associated with the December 2004 refinancing, which included a $20.3 million bonus to employees (including management) and a director, the applicable payroll taxes of $0.6 million and $5.5 million of tax withholdings related to the dividend payment in late December of 2004.

Our income tax payments included in operating activities have been historically reduced due to the utilization of net operating loss carryforwards. For tax years beginning in 2006 we have available Federal alternative minimum tax credit carryforwards of $2.1 million with no expiration date and Federal employment tax credit carryforwards of $2.1 million that begin to expire in 2021. We had no Federal net operating loss carryforwards as of December 31, 2005.

Investing activities including capital expenditures and qualified sale-leaseback transactions. Net cash used for investing activities for the nine months ended September 30, 2006 and 2005 was $3.0 million and $27.5 million, respectively. Capital expenditures represent a major investment of cash for us, and, excluding acquisitions, for the nine months ended September 30, 2006 and 2005 were $32.1 million and $24.8 million, respectively. Our capital expenditures included expenditures for development of new Pollo Tropical and Taco Cabana restaurants for the nine months ended September 30, 2006 and 2005 of $20.3 million and $14.6 million, respectively. In addition, we acquired four Taco Cabana restaurants from a franchisee for a cash purchase price of $4.2 million in the third quarter of 2005. We sold other properties, primarily non-operating restaurant properties in the first nine months of 2005 for net proceeds of $0.7 million. The net proceeds from these sales were used to reduce outstanding borrowings under our senior credit facility.

In the first nine months of 2006, we sold 21 restaurant properties in sale-leaseback transactions for net proceeds of $31.7 million. Thirteen of these properties were acquired on June 30, 2006 from the lessor for $16.2 million when we exercised our right of first refusal under the subject leases. The underlying leases for these 13 properties were previously treated as lease financing obligations and the purchases of these properties are shown in our consolidated statements of cash flows under financing activities as settlements of lease financing obligations. The proceeds from these sales, net of costs of the properties acquired and other transaction costs, were used to reduce outstanding borrowings under on our senior credit facility. For all of 2006, we anticipate cash provided from sale-leaseback proceeds, after deducting the cost of any acquired properties to be sold in sale-leaseback transactions, will be approximately $18 million to $20 million, although there can be no assurance in this regard. We also had expenditures related to the purchase of other restaurant properties to be sold in sale-leaseback transactions of $2.7 million and $0.3 million in the nine months ended September 30, 2006 and 2005, respectively.

Our capital expenditures are primarily for (1) new restaurant development, which includes the purchase of related real estate; (2) restaurant remodeling, which includes the renovation or rebuilding of the interior and exterior of our existing restaurants, including expenditures associated with Burger King franchise renewals; (3) other restaurant capital expenditures, which include capital restaurant maintenance expenditures for the ongoing reinvestment and enhancement of our restaurants; and (4) corporate and restaurant information systems. The following table sets forth our capital expenditures for the periods presented (in thousands):

	Pollo Tropical	Taco Cabana	Burger King	Other	Consolidated
Nine months ended September 30, 2006:
New restaurant development	$10,826	$9,457	$87	$—	$20,370
Restaurant remodeling	1,150	261	3,474	—	4,885
Other restaurant capital expenditures (1)	1,074	1,915	2,489	—	5,478
Corporate and restaurant information systems	—	—	—	1,324	1,324

Total capital expenditures	$13,050	$11,633	$6,050	$1,324	$32,057

Number of new restaurant openings	4	7	—		11

Nine months ended September 30, 2005:
New restaurant development	$8,080	$6,557	$860	$—	$15,497
Restaurant remodeling	686	—	1,407	—	2,093
Restaurant maintenance expenditures (1)	1,527	2,690	1,971	—	6,188
Other capital expenditures	—	—	—	985	985
Acquisition of Taco Cabana restaurants	—	4,220	—	—	4,220

Total capital expenditures	$10,293	$13,467	$4,238	$985	$28,983

Number of new restaurant openings	3	3	—		6

1)	Excludes restaurant repair and maintenance expenses included in other restaurant operating expenses in our consolidated financial statements. For the nine months ended September 30, 2006 and 2005, restaurant repair and maintenance expenses were approximately $13.3 million and $13.5 million, respectively.

In 2006, we anticipate that total capital expenditures will be approximately $45 million to $47 million (of which $32.1 million had been expended through September 30, 2006), although the actual amount of capital expenditures may differ from these estimates. These capital expenditures are expected to include approximately $28 million to $29 million for the development of new restaurants and purchase of related real estate applicable to our Taco Cabana and Pollo Tropical restaurant concepts, of which $20.4 million had been expended through September 30, 2006. We currently anticipate that we will open four new Pollo Tropical restaurants and three new Taco Cabana restaurants in the fourth quarter of 2006. Capital expenditures in 2006 also are expected to include expenditures of approximately $15 million to $16 million for the ongoing reinvestment in our three restaurant concepts for remodeling costs and capital maintenance expenditures, of which $10.4 million had been expended through September 30, 2006, and approximately $2 million in other capital expenditures.

Financing activities. Net cash used for financing activities for the nine months ended September 30, 2006 and 2005 was $40.4 million and $9.3 million, respectively. Financing activities in these periods consisted of repayments under our debt arrangements and, in the first nine months of 2006 and 2005, included principal repayments on borrowings under our senior credit facility of $23.2 million and $6.0 million, respectively. Financing activities in the first nine months of 2006 also included the payment of $17.2 million, which was comprised of $15.2 million of lease financing obligations and $2.0 million of interest, to acquire fourteen leased properties previously accounted for as lease financing obligations. This purchase is shown as a principal payment in the statement of cash flows as it relates to a previously recorded lease financing obligation. In addition, in the first nine months of 2005 we purchased one restaurant property subject to a lease financing obligation for $1.1 million under our right of first refusal included in the subject lease.

Indebtedness. On December 15, 2004, we completed a debt offering and also entered into a new senior credit facility in which we received $400.0 million in total gross proceeds, including $180.0 million from the sale of our Notes in a private placement and term loan borrowings of $220.0 million under the new senior credit facility. At September 30, 2006, we had total debt outstanding of $427.0 million comprised of $180.0 million of Notes, term loan borrowings of $187.0 million under the senior credit facility, lease financing obligations of $58.4 million and capital lease obligations of $1.6 million.

Senior Credit Facility. Our senior credit facility provides for a revolving credit facility under which we may borrow up to $50.0 million (including a sub limit of up to $20.0 million for letters of credit and up to $5.0 million for swingline loans), a $220.0 million term loan facility and incremental facilities (as defined in the senior credit facility), at our option, of up to $100.0 million, subject to the satisfaction of certain conditions, which we refer to herein as the “senior credit facility”. At September 30, 2006, $187.0 million was outstanding under the term loan facility and no amounts were outstanding under our revolving credit facility. After reserving $14.6 million for outstanding letters of credit guaranteed by the facility, $35.4 million was available for borrowings under our revolving credit facility at September 30, 2006. We were in compliance with the covenants under our senior credit facility as of September 30, 2006.

Contractual Obligations.

The following table summarizes our contractual obligations and commitments as of September 30, 2006 (in thousands):

	Payments due by period
Contractual Obligations	Total	October 2006 through December 2006	2007 – 2008	2009 – 2010	Thereafter
Long-term debt obligations, including interest (1)	$523,156	$5,847	$62,627	$234,182	$220,500
Capital lease obligations, including interest (2)	2,876	155	644	357	1,720
Operating lease obligations (3)	445,056	10,057	76,002	68,450	290,547

Lease financing obligations, including interest(4)	136,842	1,677	10,729	11,143	113,293

Total contractual obligations	$1,107,930	$17,736	$150,002	$314,132	$626,060

(1)	Our long-term debt obligations include $180.0 million principal amount of Notes and $187.0 million principal amount of term loan borrowings outstanding under the senior credit facility. Interest payments on our Notes of $107.3 for all periods presented are included at the coupon rate of 9.0%. Interest payments included above totaling $48.9 for all periods presented on our term loan borrowings under the senior credit facility are variable in nature and have been calculated using an interest rate of 7.0% for each year.
(2)	Includes interest of $1.3 million in total for all years presented.
(3)	Represents aggregate minimum lease payments. Many of our leases also require contingent rent in addition to the minimum base rent based on a percentage of sales and require expenses incidental to the use of the property which have been excluded from this table.
(4)	Includes interest of $78.4 million in total for all years presented. We reduced our lease financing obligations by $52.8 million during the nine months ended September 30, 2006 by exercising our right of first refusal and purchasing fourteen restaurant properties which were concurrently sold in a qualified sale-leaseback transactions and amending lease agreements for thirty-four properties accounted for as lease financing obligations to eliminate or otherwise cure the provisions that precluded the original sale-leaseback accounting under SFAS 98. These leases are reflected as operating lease obligations in the above table.

We have not included obligations under our postretirement medical benefit plans in the contractual obligations table as our postretirement plan is not required to be funded in advance, but is funded as retiree medical claims are paid. Also excluded from the contractual obligations table are payments we may make for workers’ compensation, general liability and employee healthcare claims for which we pay all claims, subject to annual stop-loss limitations both for individual claims and claims in the aggregate. The majority of our recorded liabilities related to our employee health and insurance plans represent estimated reserves for incurred claims that have yet to be filed or settled.

Results of Operations

Three Months Ended September 30, 2006 Compared to Three Months Ended September 30, 2005

The following table sets forth, for the three months ended September 30, 2006 and 2005, selected operating results as a percentage of consolidated restaurant sales:

	2006	2005
Restaurant sales:
Pollo Tropical	20.1%	19.1%
Taco Cabana	30.6%	29.7%
Burger King	49.3%	51.2%

Total restaurant sales	100.0%	100.0%

Costs and expenses:
Cost of sales	28.0%	28.8%
Restaurant wages and related expenses	29.2%	28.5%
Restaurant rent expense	4.8%	4.5%
Other restaurant operating expenses	15.1%	14.7%
Advertising expense	3.5%	3.5%
General and administrative	6.2%	5.4%

Since September 30, 2005 through September 30, 2006, we have opened seven new Pollo Tropical restaurants, ten new Taco Cabana restaurants and one new Burger King restaurant. During the same period we closed eleven Burger King restaurants and one Taco Cabana restaurant.

Restaurant Sales. Total restaurant sales for the third quarter of 2006 increased $8.3 million, or 4.6%, to $189.3 million from $180.9 million in the third quarter of 2005 due primarily to sales increases at our Hispanic Brand restaurants of $7.7 million, or 8.8%, to $96.0 million in the third quarter of 2006.

Pollo Tropical restaurant sales increased $3.4 million, or 9.7%, to $38.0 million in the third quarter of 2006 due primarily to the opening of eight new Pollo Tropical restaurants since the beginning of the third quarter of 2005, which contributed $3.1 million in additional sales in the third quarter of 2006 compared to the third quarter of 2005. In addition, comparable restaurant sales at our Pollo Tropical restaurants increased 1.0% in the third quarter of 2006 which included the effect of menu price increases of approximately 4% near the end of the second quarter of 2005.

Taco Cabana restaurant sales increased $4.4 million, or 8.1%, to $58.0 million in the third quarter of 2006 due primarily to the opening of ten new Taco Cabana restaurants since the beginning of the third quarter of 2005 and the acquisition of four Taco Cabana restaurants from a franchisee in the third quarter of 2005. These 14 additional restaurants contributed $3.6 million of additional sales in the third quarter of 2006 compared to the third quarter of 2005. In addition, comparable restaurant sales at our existing Taco Cabana restaurants increased 2.1% in the third quarter of 2006.

Burger King restaurant sales increased $0.6 million, or 0.7%, to $93.3 million in the third quarter of 2006 due to a comparable restaurant sales increase of 2.4% at our Burger King restaurants in the third quarter of 2006 which included the effect of menu price increases of approximately 4% at the beginning of 2006. These factors were offset in part by the closure of 13 Burger King restaurants since the beginning of the third quarter of 2005.

Operating Costs and Expenses. Cost of sales (food and paper costs), as a percentage of total restaurant sales, decreased to 28.0% in the third quarter of 2006 from 28.8% in the third quarter of 2005. Pollo Tropical cost of sales, as a percentage of Pollo Tropical restaurant sales, decreased to 32.1% in the third quarter of 2006 from 33.0% in the third quarter of 2005 due primarily to lower whole chicken commodity prices (0.6% of Pollo Tropical sales). Taco Cabana cost of sales, as a percentage of Taco Cabana restaurant sales, increased slightly to 29.0% in the third quarter of 2006 from 28.9% in the third quarter of 2005. Burger King cost of sales, as a percentage of Burger King restaurant sales, decreased to 25.7% in the third quarter of 2006 from 27.2% in the third quarter of 2005 due primarily to the effect of menu price increases since the end of the first quarter of 2005 (0.9% of Burger King sales in the third quarter of 2006) and lower promotional discounting in 2006 (0.5% of Burger King sales).

Restaurant wages and related expenses, as a percentage of total restaurant sales, increased to 29.2% in the third quarter of 2006 from 28.5% in the third quarter of 2005. Pollo Tropical restaurant wages and related expenses, as a percentage of Pollo Tropical restaurant sales, increased to 26.4% in the third quarter of 2006 from 24.1% in the third quarter of 2005 due primarily to increases in restaurant hourly labor rates in response to labor market conditions in Florida including an increase in the Florida minimum wage rate (1.1% of Pollo Tropical sales), higher medical insurance costs (0.6% of Pollo Tropical sales) and increased manager training to support new restaurant openings (0.3% of Pollo Tropical sales). Taco Cabana restaurant wages and related expenses, as a percentage of Taco Cabana restaurant sales, increased to 28.4% in the third quarter of 2006 from 28.0% in the third quarter of 2005 due primarily to higher medical insurance costs (0.2% of Taco Cabana sales). Burger King restaurant wages and related expenses, as a percentage of Burger King restaurant sales, increased to 30.7% in the third quarter of 2006 from 30.5% in the third quarter of 2005 due primarily to higher restaurant incentive bonuses (0.2% of Burger King sales).

Restaurant rent expense, as a percentage of total restaurant sales, increased to 4.8% in the third quarter of 2006 from 4.5% in the third quarter of 2005 due primarily to the recharacterization of leases as qualified sale-leasebacks rather than lease financing obligations in the second and third quarters of 2006 as described above under “Recent and Future Events Affecting our Results of Operations - Lease Financing Obligations” which increased rent expense by $0.9 million compared to the third quarter of 2005 (0.5% of total restaurant sales) and the effect of sale-leaseback transactions entered into since the beginning of the fourth quarter of 2005 (0.2% of total restaurant sales). This increase was partially offset by the reduction in restaurant rent expense accruals related to the termination of a Taco Cabana lease (0.4% of total restaurant sales ) and, to a much lesser extent, the effect of higher comparable restaurant sales volumes at all three of our brands in the third quarter of 2006 on fixed rent costs.

Other restaurant operating expenses, as a percentage of total restaurant sales, increased to 15.1% in the third quarter of 2006 from 14.7% in the third quarter of 2005. Pollo Tropical other restaurant operating expenses, as a percentage of Pollo Tropical restaurant sales, increased to 13.3% in the third quarter of 2006 from 12.7% in the third quarter of 2005 due primarily to increased utility costs from higher natural gas and electricity prices (0.5% of Pollo Tropical sales). Taco Cabana other restaurant operating expenses, as a percentage of Taco Cabana restaurant sales, increased to 15.4% in the third quarter of 2006 from 14.9% in the third quarter of 2005 due primarily to higher general liability insurance costs (0.2% of Taco Cabana sales) and higher credit card fees (0.2% of Taco Cabana sales). Burger King other restaurant operating expenses, as a percentage of Burger King restaurant sales increased to 15.7% in the third quarter of 2006 from 15.4% in the third quarter of 2005 due primarily to higher fees associated with the acceptance of credit cards (0.2% of Burger King sales).

Advertising expense, as a percentage of total restaurant sales, was 3.5% in both the third quarter of 2006 and the third quarter of 2005. Pollo Tropical advertising expense, as a percentage of Pollo Tropical restaurant sales, increased to 1.8% in the third quarter of 2006 from 1.2% in the third quarter of 2005 due to radio expenditures in the third quarter of 2006. Taco Cabana advertising expense, as a percentage of Taco Cabana restaurant sales, decreased to 3.3% in the third quarter of 2006 from 4.4% in the third quarter of 2005 due primarily to the timing of promotions. Burger King advertising expense, as a percentage of Burger King restaurant sales, increased to 4.3% in the third quarter of 2006 from 3.8% in the third quarter of 2005 due to increased promotional activities in the third quarter of 2006 in certain of our Burger King markets.

General and administrative expenses, including stock-based compensation expense, as a percentage of total restaurant sales, increased to 6.2% in the third quarter of 2006 from 5.4% in the third quarter of 2005 due to higher administrative bonuses (0.5% of total restaurant sales) and higher administrative payroll and benefit costs (0.3% of total restaurant sales). There was no stock-based compensation expense in the third quarter of 2006 or 2005.

Segment EBITDA. Segment EBITDA for our Pollo Tropical restaurants decreased 13.8% to $6.5 million in the third quarter of 2006 from $7.5 million in the third quarter of 2005. Segment EBITDA for our Taco Cabana restaurants increased 17.8% to $9.9 million in the third quarter of 2006 from $8.4 million in the third quarter of 2005. Segment EBITDA for our Burger King restaurants decreased 15.8% to $9.2 million in the third quarter of 2006 from $10.9 million in the third quarter of 2005.

Depreciation and Amortization and Impairment Losses. Depreciation and amortization expense increased to $8.4 million in the third quarter of 2006 from $8.2 million in the third quarter of 2005. Impairment losses were $0.6 million in the third quarter of 2006 and were related to property and equipment of certain underperforming Taco Cabana restaurants. Impairment losses were $0.6 million in the third quarter of 2005 and were related to property and equipment of certain underperforming Burger King restaurants and planned future closings of Burger King restaurants.

Interest Expense. Interest expense decreased $0.7 million to $10.2 million in the third quarter of 2006 from $10.9 million in the third quarter of 2005 due primarily to recharacterization of leases as qualified sale-leasebacks rather than lease financing obligations in the second and third quarters of 2006 as described above under “Recent and Future Events Affecting our Results of Operations—Lease Financing Obligations”, which decreased interest expense by $1.3 million compared to the third quarter of 2005. This decrease was partially offset by higher effective interest rates on our floating rate borrowings under our senior credit facility. The weighted average interest rate on our long-term debt, excluding lease financing obligations, for the third quarter of 2006 increased to 8.5% from 7.4% in the third quarter of 2005. Interest expense on lease financing obligations was $1.7 million in the third quarter of 2006 and $2.8 million in the third quarter of 2005.

Provision for Income Taxes. The provision for income taxes in the third quarter of 2006 was derived using an estimated effective annual income tax rate for 2006 of 33.5% as well as the effect of any discrete tax items occurring in the third quarter of 2006. The provision for income taxes in the three and nine months ended September 30, 2005 was derived using an estimated effective annual income tax rate of 33.2%.

Net Income. As a result of the foregoing, net income was $5.1 million in the third quarter of 2006 and $5.3 million in the third quarter of 2005.

Nine Months Ended September 30, 2006 Compared to Nine Months Ended September 30, 2005

The following table sets forth for the nine months ended September 30, 2006 and 2005, selected operating results as a percentage of consolidated restaurant sales:

	2006	2005
Restaurant sales:
Pollo Tropical	20.4%	19.4%
Taco Cabana	30.6%	29.5%
Burger King	49.0%	51.1%

Total restaurant sales	100.0%	100.0%

Costs and expenses:
Cost of sales	28.2%	29.1%
Restaurant wages and related expenses	29.3%	28.9%
Restaurant rent expense	4.8%	4.9%
Other restaurant operating expenses	14.7%	14.3%
Advertising expense	3.7%	3.7%
General and administrative (including stock compensation expense)	6.4%	9.0%

Restaurant Sales. Total restaurant sales for the first nine months of 2006 increased $30.3 million, or 5.7%, to $561.7 million from $531.4 million in the first nine months of 2005 due primarily to sales increases at our Hispanic Brand restaurants of $26.7 million, or 10.3%, to $286.3 million in the first nine months of 2006.

Pollo Tropical restaurant sales increased $11.4 million, or 11.1%, to $114.5 million in the first nine months of 2006 due primarily to the opening of ten new Pollo Tropical restaurants since the beginning of 2005, which contributed $8.8 million in sales in the first nine months of 2006, and a 2.6% increase in comparable restaurant sales at our Pollo Tropical restaurants in the first nine months of 2006 which included the effect of menu price increases of approximately 4% near the end of the second quarter of 2005.

Taco Cabana restaurant sales increased $15.3 million, or 9.8%, to $171.8 million in the first nine months of 2006 due primarily to the addition of thirteen new Taco Cabana restaurants since the beginning of 2005 and the acquisition of four Taco Cabana restaurants from a franchisee in July 2005. These 17 additional restaurants contributed $11.9 million of sales in the first nine months of 2006. In addition, comparable restaurant sales at our Taco Cabana restaurants increased 2.4% in the first nine months of 2006.

Burger King restaurant sales increased $3.6 million, or 1.3%, to $275.4 million in the first nine months of 2006 due to a 3.1% increase in comparable restaurant sales at our Burger King restaurants in the first nine months of 2006 which included the effect of menu price increases of approximately 4% at the beginning of 2006. These factors were offset in part by the closure of 21 Burger King restaurants since the beginning of 2005.

Operating Costs and Expenses. Cost of sales (food and paper costs), as a percentage of total restaurant sales, decreased to 28.2% in the first nine months of 2006 from 29.1% in the first nine months of 2005. Pollo Tropical cost of sales, as a percentage of Pollo Tropical restaurant sales, decreased to 32.5% in the first nine months of 2006 from 33.3% in the first nine months of 2005 due primarily to lower whole chicken commodity prices (1.2% of Pollo Tropical sales) offset by price increases in other commodities including produce (0.5% of Pollo tropical sales). Taco Cabana cost of sales, as a percentage of Taco Cabana restaurant sales, decreased slightly to 29.0% in the first nine months of 2006 from 29.1% in the first nine months of 2005 due primarily to higher vendor rebates. Burger King cost of sales, as a percentage of Burger King restaurant sales, decreased to 25.9% in the first nine months of 2006 from 27.4% in the first nine months of 2005 due primarily to the effect of menu price increases since the beginning of 2005 (0.9% of Burger King sales), lower beef commodity costs in 2006 (0.4% of Burger King sales) and lower promotional discounting in 2006 (0.4%of Burger King sales).

Restaurant wages and related expenses, as a percentage of total restaurant sales, increased to 29.3% in the first nine months of 2006 from 28.9% in the first nine months of 2005. Pollo Tropical restaurant wages and related expenses, as a percentage of Pollo Tropical restaurant sales, increased to 25.5% in the first nine months of 2006 from 23.6% in the first nine months of 2005 due primarily to increases in restaurant hourly labor rates in response to labor market conditions in Florida (1.1% of Pollo Tropical sales), higher medical insurance costs (0.5% of Pollo Tropical sales) and increased manager training to support new restaurant openings (0.2% of Pollo Tropical sales). Taco Cabana restaurant wages and related expenses, as a percentage of Taco Cabana restaurant sales, increased to 28.4% in the first nine months of 2006 from 28.1% in the first nine months of 2005 due primarily to higher medical insurance costs (0.1% of Taco Cabana sales). Burger King restaurant wages and related expenses, as a percentage of Burger King restaurant sales, was 31.4% in both the first nine months of 2006 and 2005.

Restaurant rent expense, as a percentage of total restaurant sales, decreased to 4.8% in the first nine months of 2006 from 4.9% in the first nine months of 2005 due primarily to the effect of higher comparable restaurant sales volumes at all three of our brands in the first nine months of 2006 on fixed rent costs. This decrease was offset by the effect of sale-leaseback transactions entered into since the beginning of the fourth quarter of 2005 (0.1% of total restaurant sales).

Other restaurant operating expenses, as a percentage of total restaurant sales, increased to 14.7% in the first nine months of 2006 from 14.3% in the first nine months of 2005. Pollo Tropical other restaurant operating expenses, as a percentage of Pollo Tropical restaurant sales, increased to 12.9% in the first nine months of 2006 from 11.8% in the first nine months of 2005 due primarily to increased utility costs from higher natural gas and electricity prices (0.7% of Pollo Tropical sales), higher repair and maintenance expenses from non-structural hurricane damage in 2005 (0.1% of Pollo Tropical sales) and higher credit card fees. Taco Cabana other restaurant operating expenses, as a percentage of Taco Cabana restaurant sales, increased to 14.9% in the first nine months of 2006 from 14.4% in the first nine months of 2005 due primarily to increased utility costs from higher natural gas and electricity prices (0.6% of Taco Cabana sales). Burger King other restaurant operating expenses, as a percentage of Burger King restaurant sales, increased slightly to 15.3% in the first nine months of 2006 from 15.2% in the first nine months of 2005 due primarily to higher fees associated with the acceptance of credit cards (0.2% of Burger King sales).

Advertising expense, as a percentage of total restaurant sales, was 3.7% in both the first nine months of 2006 and the first nine months of 2005. Pollo Tropical advertising expense, as a percentage of Pollo Tropical restaurant sales, decreased to 1.7% in the first nine months of 2006 from 2.1% in the first nine months of 2005 due to higher television and radio expenditures in 2005. Our Pollo Tropical advertising expenditures for all of 2006 are anticipated to be approximately 1.6% of Pollo Tropical restaurant sales, although the actual percentage may be different. Taco Cabana advertising expense, as a percentage of Taco Cabana restaurant sales, decreased slightly to 4.2% in the first nine months of 2006 from 4.3% in the first nine months of 2005 due primarily to the timing of promotions. Our Taco Cabana advertising expenditures for all of 2006 are anticipated to be approximately 4.2% of Taco Cabana restaurant sales, although the actual percentage may be different. Burger King advertising expense, as a percentage of Burger King restaurant sales, increased to 4.2% in the first nine months of 2006 from 4.0% in the first nine months of 2005 due to increased promotional activities in certain of our Burger King markets.

General and administrative expenses, including stock-based compensation expense, as a percentage of total restaurant sales, decreased to 6.4% in the first nine months of 2006 from 9.0% in the first nine months of 2005. There was no stock-based compensation expense in the first nine months of 2006. Stock-based compensation expense in the first nine months of 2005 was $16.4 million, or 3.1%, as a percentage of total restaurant sales. Stock-based compensation expense in 2005 was primarily attributable to the issuance by us of our common stock in exchange for all outstanding stock options in the second quarter of 2005. In addition to the decrease in stock-based compensation expense, general and administrative expenses increased 0.5%, as a percentage of total restaurant sales, in the first nine months of 2006 compared to the first nine months of 2005 due primarily to higher administrative payroll costs, including related payroll taxes and benefits, (0.3% of total restaurant sales) and higher administrative bonus accruals (0.1% of total restaurant sales).

Segment EBITDA. Segment EBITDA for our Pollo Tropical restaurants decreased 2.6% to $21.8 million in the first nine months of 2006 from $22.4 million in the first nine months of 2005. Segment EBITDA for our Taco Cabana restaurants increased 8.8% to $25.7 million in the first nine months of 2006 from $23.6 million in the first nine months of 2005. Segment EBITDA for our Burger King restaurants increased 3.3% to $26.3 million in the first nine months of 2006 from $25.5 million in the first nine months of 2005.

Depreciation and Amortization and Impairment Losses. Depreciation and amortization expense increased to $25.2 million in the first nine months of 2006 from $24.9 million in the first nine months of 2005. Impairment losses were $0.8 million in the first nine months of 2006 and were related to property and equipment of certain underperforming Taco Cabana restaurants of $0.6 million and property and equipment for planned future closures of Burger King restaurants of $0.2 million. Impairment losses were $1.4 million in the first nine months of 2005 with $1.3 million related to property and equipment for certain underperforming Burger King restaurants and planned future closures of Burger King restaurants and $0.1 million for our Taco Cabana restaurants.

Interest Expense. Interest expense increased $2.8 million to $34.6 million in the first nine months of 2006 from $31.8 million in the first nine months of 2005 due primarily to the inclusion in interest expense of $1.7 million of settlement losses on lease financing obligations and higher effective interest rates on our floating rate borrowings under our senior credit facility. This increase was partially offset by the recharacterization of leases as qualified sale-leasebacks rather than lease financing obligations in the second and third quarters of 2006, as described above under “Recent and Future Events Affecting our Results of Operations - Lease Financing Obligations”, which decreased interest expense by $1.3 million for the first nine months of 2006. The weighted average interest rate on our long-term debt, excluding lease financing obligations, for the nine months ended September 30, 2006 increased to 8.3% from 7.0% in the first nine months of 2005. Interest expense on lease financing obligations, including settlement losses of $1.9 million in the first nine months of 2006 was $8.9 million in the first nine months of 2006 and $8.5 million in the first nine months of 2005.

Provision for Income Taxes. The provision for income taxes for the nine months ended September 30, 2006 was derived using an estimated effective annual income tax rate for 2006 of 33.5% as well as the effect of any discrete tax items occurring in the first nine months of 2006. The provision for income taxes for the nine months ended September 30, 2005 was derived using an estimated effective annual income tax rate for 2005 of 33.2%. The tax provision for the nine months ended September 30, 2005 also included $3.8 million for the non-deductible portion of stock-based compensation expense related to stock awards in the second quarter of 2005 and $0.5 million of income tax expense associated with Ohio state tax legislation enacted in the second quarter of 2005. The discrete tax expense for each of these items was recorded in the second quarter of 2005.

On May 18, 2006 the state of Texas enacted House Bill 3, which replaces the state’s current franchise tax with a “margin tax” which significantly affects the tax system for most corporate taxpayers. The margin tax, which is based on revenues less certain allowed deductions, will be accounted for as an income tax, following the provisions of SFAS Statement No. 109, “Accounting for Income Taxes”. We have reviewed the provisions of this legislation and have concluded that the impact on our deferred taxes, due to the changes in the Texas tax law, is immaterial.

Net Income (Loss). As a result of the foregoing, net income was $9.7 million in the first nine months of 2006 compared to a net loss of $5.2 million in the first nine months of 2005.

A reconciliation of Consolidated Adjusted EBITDA to net cash provided from operating activities for the nine months ended September 30, 2006 and 2005 is presented below:

(Dollars in thousands)	2006	2005
Consolidated Adjusted EBITDA, as defined	$73,811	$71,453
Adjustments to reconcile Consolidated Adjusted EBITDA to net cash provided from operating activities:
Gain on sale of assets	—	(585)
Cash portion of stock-based compensation expense	—	(122)
Interest expense	(34,616)	(31,830)
Amortization of deferred financing costs	1,098	1,154
Amortization of unearned purchase discounts	(1,616)	(1,616)
Amortization of deferred gains from sale-leaseback transactions	(897)	(377)
Accretion of interest on lease financing obligations	281	257
Gain on settlement of lease financing obligations	(120)	—
Provision for income taxes	(4,828)	(2,054)
Deferred income taxes	159	(876)
Decrease in accrued bonus to employees and a director	—	(20,860)
Change in other operating assets and liabilities	3,580	(3,921)

Net cash provided from operating activities	$36,852	$10,623

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

Accrued occupancy costs. We make estimates of accrued occupancy costs pertaining to closed restaurant locations on an ongoing basis. These estimates require assessment and continuous evaluation of a number of factors such as the remaining contractual period under our lease obligations, the amount of sublease income we are able to realize on a particular property and estimates of other costs such as property taxes. Differences between actual future events and prior estimates could result in adjustments to these accrued costs. At September 30, 2006 we had three non-operating restaurant properties.

Insurance liabilities. We are insured for workers’ compensation, general liability and medical insurance claims under policies where we pay all claims, subject to annual stop-loss limitations both for individual claims and claims in the aggregate. At September 30, 2006, we had $7.7 million accrued for these insurance claims. We record insurance liabilities based on historical and industry trends, which are continually monitored, and adjust accruals as warranted by changing circumstances. Since there are many estimates and assumptions involved in recording these insurance liabilities, including the ability to estimate the future development of incurred claims based on historical trends, differences between actual future events and prior estimates and assumptions could result in adjustments to these liabilities.

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

Evaluation of Goodwill. We must evaluate our recorded goodwill under SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”) on an ongoing basis. We have elected to conduct our annual impairment review of goodwill assets at December 31. Our review at December 31, 2005 indicated there has been no impairment as of that date. This annual evaluation of goodwill requires us to make estimates and assumptions to determine the fair value of our reporting units including projections regarding future operating results of each restaurant over its remaining lease term and market values. These estimates may differ from actual future events and if these estimates or related projections change in the future, we may be required to record impairment charges for these assets.

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

We also must evaluate under SFAS 98 sales of our restaurants which occur in sale-leaseback transactions to determine the proper accounting for the proceeds of such sales either as a sale or a financing. This evaluation requires certain judgments in determining whether or not clauses in the lease or any related agreements constitute continuing involvement under SFAS 98. These judgments must also consider the various interpretations of SFAS 98 since its issuance in 1989. For those sale-leasebacks that are accounted for as financing transactions, we must estimate our incremental borrowing rate, or another rate in cases where the incremental borrowing rate is not appropriate to utilize, for purposes of determining interest expense and the resulting amortization of the lease financing obligation. Changes in the determination of the incremental borrowing rates or other rates utilized in connection with the accounting for lease financing transactions could have a significant effect on the interest expense and underlying balance of the lease financing obligations.

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

Effects of New Accounting Standards

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123(R), which requires companies to measure and recognize compensation expense for all share-based payments at fair value. In addition, the FASB has issued a number of supplements to SFAS 123R to guide the implementation of this new accounting pronouncement. Share-based payments include stock option grants and other equity-based awards granted under any long-term incentive and stock option plans we may have. SFAS 123R was effective for us beginning January 1, 2006. We used the modified prospective transition method, which requires that compensation cost be recognized in the financial statements for all awards granted after the date of adoption as well as for existing awards for which the requisite service has not been rendered as of the date of adoption (the “Existing Awards”) and requires that prior periods not be restated. However, as all shares of stock issued in the stock award in the second quarter of 2005 were fully vested and we did not have any stock options outstanding at December 31, 2005 and September 30, 2006, we have not recorded any stock-based compensation expense related to the adoption of SFAS 123R. We are currently evaluating valuation models to be utilized in connection with any future adoption of a stock option or other stock incentive plan.

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

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Benefits, an amendment of FAS 87, 88, 106 and 132(R)” (“SFAS 158”) which is effective for fiscal years ending after December 15, 2006. SFAS No. 158 requires an employer that sponsors postretirement plans to recognize an asset or liability on its balance sheet for the overfunded or underfunded status of the plan and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. SFAS 158 does not change the amount of actuarially determined expense that is recorded in our consolidated statement of operations. SFAS 158 also requires an employer to measure plan assets and benefit obligations as of the date of the employer’s balance sheet, which is consistent with our historical measurement date. The impact of the adoption of SFAS 158 will be to record a liability and a charge to accumulated other comprehensive income, a component of stockholder’s deficit, at December 31, 2006 equal to the difference between our accrued benefit cost and our projected benefit obligation, which was $2.0 million at December 31, 2005.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” (“SFAS 157”). This statement defines fair value, establishes a framework for using fair value to measure assets and liabilities and expands disclosures about fair value measurements. The statement applies whenever other pronouncements require or permit assets or liabilities to be measured at fair value. SFAS 157 is effective for our fiscal year beginning January 1, 2008. We are evaluating the impact the adoption of SFAS 157 will have on our consolidated financial statements.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” (“SAB 108”) to address diversity in practice in quantifying financial statement misstatements. SAB 108 requires that we quantify misstatements based on their impact on each of our financial statements (both the statement of operations and statement of financial position) and related disclosures. The application of SAB 108 in the fourth quarter of 2006 is not expected to have any impact on our consolidated financial statements.

Forward Looking Statements

This Quarterly Report on Form 10-Q contains statements which constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Statements that are predictive in nature or that depend upon or refer to future events or conditions are forward-looking statements. These statements are often identified by the words “may,” “might,” “will,” “should,” “anticipate,” “believe,” “expect,” “intend,” “estimate,” “hope” or similar expressions. In addition, expressions of our strategies, intentions or plans are also forward looking statements. These statements reflect management’s current views with respect to future events and are subject to risks and uncertainties, both known and unknown. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their date. There are important factors that could cause actual results to differ materially from those in forward-looking statements, many of which are beyond our control. Investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those projected or implied in the forward-looking statements. We believe important factors that could cause actual results to differ materially from our expectations include the following, in addition to other risks and uncertainties discussed herein and in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005 and uncertainties discussed in Part II - Item1A “Risk Factors” :

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

ITEM 4—CONTROLS AND PROCEDURES

Disclosure Controls and Procedures. Our senior management is responsible for establishing and maintaining disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d – 15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

We have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report, with the participation of our Chief Executive Officer and Chief Financial Officer, as well as other key members of our management. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of October 2, 2006.

Changes in Internal Control over Financial Reporting. As reported in Item 4 of our quarterly report on Form 10-Q for the six months ended July 2, 2006, management identified the following material weaknesses in our internal control over financial reporting as of July 2, 2006:

(a)	We did not have sufficient personnel with the appropriate knowledge and expertise to identify and resolve certain complex accounting and tax matters. In addition, we did not perform the appropriate level of review commensurate with our financial reporting requirements to ensure the consistent execution of our responsibility in the areas of monitoring of controls; the application of U.S. generally accepted accounting policies and disclosures to support our accounting, tax and reporting functions.

(b)	Controls to identify leases that contained provisions which constituted forms of continuing involvement and required real estate transactions to be accounted for as financing transactions rather than as sale-leaseback transactions were ineffective. This resulted in our failure to identify misstatements in property and equipment, lease financing obligations, deferred income-sale-leaseback transactions, depreciation expense, interest expense and rent expense related to sale-leaseback transactions consummated in periods prior to the second quarter of 2004. The restatement of our prior period financial statements as a result of this material weakness was finalized in the second quarter of 2006.

Actions taken to remediate these material weaknesses have been ongoing since the identification of these in the fourth quarter of 2005, were enhanced in 2006 and fully implemented as of October 2, 2006. Accordingly, these actions are considered to be “control enhancements” materially improving our internal controls over financial reporting. Consequently, based on evaluation described above, our Chief Executive Officer and Chief Financial officer concluded that our disclosure controls and procedures were effective as of October 2, 2006. The actions taken to remediate these material weaknesses included the following:

•	We hired five senior accounting professionals that possess a strong understanding of U.S. generally accepted accounting principles, strong technical accounting skills and relevant experience to augment our staff, to help us improve our controls and procedures pertaining to financial reporting and to assist in making other improvements to our internal controls. Several of these professionals are Certified Public Accountants with relevant public company experience and with backgrounds in large public accounting firms. We have also re-assigned or replaced certain other personnel within our financial organization in conjunction with these changes.

•	We reorganized our corporate accounting staff to delineate distinct roles and responsibilities for external financial reporting including the application of generally accepted accounting principles. We believe that the accounting professionals that we have hired or reassigned have provided us with additional technical accounting expertise as necessary to ensure the timely preparation of our interim and annual financial statements in accordance with GAAP.

•	We have also re-organized responsibilities within our accounting organization to provide an increased focus on lease accounting matters and, in general, to increase the total internal resources dedicated to complex accounting and tax matters. Additionally, we have implemented a more structured analysis and review process of the application of generally accepted accounting principles and complex accounting matters. In the area of income taxes we have formalized our review process regarding our quarterly tax disclosures and accounting as well as the ongoing assessment of new tax laws or other events that could affect our effective tax rate or the recognition of tax benefits.

•	We have had controls in place for sale-leaseback transactions that were consummated since the first quarter of 2004 and through the date of the filing of this Form 10-Q to properly assess provisions which constitute forms of continuing involvement, including amendments to lease agreements for certain properties previously accounted for as lease financing obligations to eliminate or otherwise cure the provisions that precluded the original sale-leaseback accounting under SFAS 98. These controls include a review process conducted by legal and accounting personnel, including management, prior to the lease being executed. We believe that a sufficient passage of time has occurred since the implementation of these controls to correct this material weakness and that such controls have been applied to a sufficient number of leasing transactions to evaluate the effectiveness of these controls.

•	We have continued to emphasize the importance of an effective environment in relation to accounting and internal control matters over financial reporting, including identifying opportunities for improvement.

No other changes occurred in our internal control over financial reporting during the third quarter of 2006 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We will continue to assess our controls and procedures and will take any further actions that we deem necessary.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

On November 16, 1998, the EEOC filed suit in the United States District Court for the Northern District of New York (the “Court”), under Title VII of the Civil Rights Act of 1964, as amended, against us. The complaint alleged that we engaged in a pattern and practice of unlawful discrimination, harassment and retaliation against former and current female employees. The EEOC identified approximately 450 individuals (which were subsequently increased to 511 individuals) that it believed represented the class of claimants and was seeking monetary and injunctive relief from us.

On April 20, 2005, the Court issued a decision and order granting our Motion for Summary Judgment that we filed in January 2004. Subject to possible appeal by the EEOC, the case is dismissed; however the Court noted that it was not ruling on the claims, if any, that individual employees might have against us. We do not believe that any individual claim, if any, would have a material adverse impact on our consolidated financial condition or consolidated results of operations and cash flows.

On February 27, 2006, we filed a motion for summary judgment to dismiss all but between four and 17 of the individual claims. On July 10, 2006, in its response to that motion, the EEOC has asserted that, notwithstanding the Court’s dismissal of the case as a class action, the EEOC may still maintain some kind of collective action on behalf of these claimants. Oral argument before the Court was held on October 4, 2006 and we are awaiting the Court’s decision on our summary judgment motion. Although we believe that the EEOC’s continued class litigation argument is without merit, it is not possible to predict the outcome of the pending motion.

Item 1A. RISK FACTORS

You should carefully consider the risks described below, as well as other information and data included in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2005. Any of the following risks could materially adversely affect our business, financial condition or results of operations.

Risks Related to the Restaurant Industry and Our Business

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

Pollo Tropical’s competitors include national chicken-based concepts, such as Boston Market and Kentucky Fried Chicken (KFC), and regional chicken-based concepts as well as quick-service hamburger restaurant chains and other types of quick-casual restaurants. Our Taco Cabana restaurants, although part of the quick-casual segment of the restaurant industry, compete with quick-service restaurants, including those in the quick-service Mexican segment such as Taco Bell, other quick-casual restaurants and traditional casual dining Mexican restaurants. With respect to our Burger King restaurants, our largest competitors are McDonald’s and Wendy’s restaurants.

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

Some of our new restaurants are and will be located in areas where we have little or no meaningful experience. Those markets may have different competitive conditions, consumer tastes and discretionary spending patterns than our existing markets, which may cause our new restaurants to be less successful than restaurants in our existing markets or to incur losses. An additional risk of expanding into new markets is the lack of market awareness of the Pollo Tropical or Taco Cabana brand. Restaurants opened in new markets may open at lower average weekly sales volumes than restaurants opened in existing markets, and may have higher restaurant-level operating expense ratios than in existing markets. Sales at restaurants opened in new markets may take longer to reach, or may never reach, average unit volumes, thereby adversely affecting our operating results. Opening new restaurants in areas in which we have little or no operating experience and in which potential customers may not be familiar with our restaurants may include costs related to the opening, operation and promotion of those restaurants that are substantially greater than those incurred by our restaurants in other areas. Even though we may incur substantial additional costs with respect to these new restaurants, they may attract fewer customers than our more established restaurants in existing markets.

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

In addition, we cannot guarantee that our operational controls and employee training will be effective in preventing food-borne illnesses, food tampering and other food safety issues that may affect our restaurants. Food-borne illness or food tampering incidents could be caused by customers, employees or food suppliers and transporters and, therefore, could be outside of our control. Any publicity relating to health concerns or the perceived or specific outbreaks of food-borne illnesses, food tampering or other food safety issues attributed to one or more of our restaurants could result in a significant decrease in guest traffic in all of our restaurants and could have a material adverse effect on our results of operations. In addition, similar publicity or occurrences with respect to other restaurants or restaurant chains could also decrease our guest traffic and have a similar material adverse effect on us.

Our substantial indebtedness could adversely affect our financial condition and our ability to operate our business.

We have a substantial amount of indebtedness. As of September 30, 2006, we had $427.0 million of outstanding indebtedness, including $187.0 million of indebtedness under our senior credit facility (excluding $14.6 million of outstanding letters of credit and $35.4 million of unused revolving credit borrowing availability under our senior credit facility), $180.0 million of Notes, $58.4 million of lease financing obligations and $1.6 million of capital leases. As a result, we are a highly leveraged company. This level of indebtedness could have important consequences to you, including the following:

•	it will limit our ability to borrow money to fund our working capital, capital expenditures, acquisitions and debt service requirements and other financing needs;

•	our interest expense would increase if interest rates in general increase because a substantial portion of our indebtedness, including all of our indebtedness under our senior credit facility, bears interest at floating rates;

•	it may limit our flexibility in planning for, or reacting to, changes in our business and future business opportunities;

•	we are more highly leveraged than some of our competitors, which may place us at a competitive disadvantage;

•	it may make us more vulnerable to a downturn in our business, industry or the economy in general;

•	a substantial portion of our Consolidated Adjusted EBITDA will be dedicated to the repayment of our indebtedness and related interest, including indebtedness we may incur in the future, and will not be available for other purposes; for instance, for the year ended December 31, 2005, interest expense and scheduled principal payments on our indebtedness (including on our lease financing obligations) accounted for 48.9% of our Consolidated Adjusted EBITDA for such period; and

•	there would be a material adverse effect on our business and financial condition if we were unable to service our indebtedness or obtain additional financing as needed.

Despite our substantial indebtedness, we may still incur significantly more debt, which could further exacerbate the risks described above.

Although covenants under our senior credit facility and the Indenture governing the Notes limit our ability and the ability of our present and future restricted subsidiaries to incur additional indebtedness, the terms of our senior credit facility and the Indenture governing the Notes permit us to incur significant additional indebtedness, including unused availability under our revolving credit facility. As of September 30, 2006, we had $35.4 million available for additional revolving credit borrowings under our senior credit facility (after reserving for $14.6 million of letters of credit outstanding), subject to compliance with customary borrowing conditions. Also under the terms of the senior credit facility, we may borrow an additional $100.0 million, subject to certain conditions. In addition, neither the senior credit facility nor the Indenture governing the Notes prevent us from incurring obligations that do not constitute indebtedness as defined in those documents. To the extent that we incur additional indebtedness or other obligations, the risks associated with our substantial leverage described above, including our possible inability to service our debt would increase.

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

In addition, upon the occurrence of specific kinds of change of control events, we must offer to purchase the Notes at 101% of the principal amount thereof plus accrued and unpaid interest to the purchase date. We may not have sufficient funds available to make any required repurchases of the Notes, and restrictions under our senior credit facility may not allow that repurchase. If we fail to repurchase the Notes in that circumstance, we will be in default under the Indenture governing the Notes and, under cross-default clauses; we will also be in default under the senior credit facility. In addition, certain change of control events will constitute an event of default under the senior credit facility. A default under the senior credit facility could result in an event of default under the Indenture if the administrative agent or the lenders accelerate the debt under the senior credit facility. In the event of a default under our senior credit facility or the Indenture, the holders of the applicable indebtedness generally would be able to declare all of that indebtedness to be due and payable as described in the following risk factor. Upon the occurrence of a change of control we could seek to refinance the indebtedness under the senior credit facility and the Notes or obtain a waiver from the lenders or the noteholders. We cannot assure you, however, that we would be able to obtain a waiver or refinance our indebtedness on commercially reasonable terms, if at all, in which case we might be required to sell assets to satisfy our repayment obligations. Any future debt that we incur may also contain provisions requiring the repayments of that debt upon the occurrence of similar change of control events or restrictions on repayment of the Notes or borrowings under our senior credit facility upon a change of control.

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

In addition, the senior credit facility requires us to comply with various operational and other covenants and restricts our ability to prepay our subordinated indebtedness. The senior credit facility also requires us to maintain compliance with specified financial ratios, including fixed charge coverage, senior leverage and total leverage ratios (as such terms are defined in the senior credit facility). At September 30, 2006, we were in compliance with such covenants. At September 30, 2006 our fixed charge coverage ratio was 1.41 to 1.00 which was in excess of the required minimum fixed charge coverage ratio at September 30, 2006 of 1.25 to 1.00, our senior leverage ratio was 2.18 to 1.00 which was lower than the maximum allowable senior leverage ratio at September 30, 2006 of 2.50 to 1.00 and our total leverage ratio was 4.23 to 1.00 which was lower than the maximum allowable total leverage ratio at September 30, 2006 of 5.00 to 1.00. However, our ability to comply with these ratios may be affected by events beyond our control. Any other debt instruments we enter into in the future may also have provisions similar to those described above.

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

As noted above, our ability to remain in compliance with agreements and covenants in our debt instruments depends upon our results of operations and may be affected by events beyond our control, including economic, financial and industry conditions. Accordingly, there can be no assurance that we will remain in compliance with those agreements and covenants. As a result of prior restatements of our financial statements, we have in the past been in default under our senior credit facility (which defaults have been waived) and, more recently, we were in default under our senior credit facility by failing to timely furnish to our lenders our annual audited financial statements for 2005 and our unaudited quarterly financial statements for the third quarter of 2005 and the first quarter of 2006. On December 6, 2005, we obtained a consent and waiver from our lenders under the senior credit facility that permitted us to extend the time to deliver our consolidated financial statements for the third quarter of 2005 to February 15, 2006.On February 15, 2006, we obtained a waiver of such default from our lenders that extended the time period to deliver those financial statements to June 30, 2006 and we filed such financial statements prior to the expiration of such extension. Accordingly there can be no assurance that we will remain in compliance with agreements and covenants in our debt instruments.

In the event of a default under our senior credit facility or the Indenture and in any other debt instruments we may enter into in the future, the holders of the applicable indebtedness generally would be able to declare all of that indebtedness, together with accrued interest, to be due and payable. In addition, borrowings under the senior credit facility are secured by a first priority lien on all of our assets and, in the event of a default under that facility, the lenders generally would be entitled to seize the collateral. In addition, default under one debt instrument could in turn permit lenders under other debt instruments to declare borrowings outstanding under those other instruments to be due and payable pursuant to cross default clauses. Moreover, upon the occurrence of an event of default under the senior credit facility, the commitment of the lenders to make any further loans to us would be terminated. Any such actions or events could force us into bankruptcy and liquidation and we cannot provide any assurance that we could repay our obligations under the senior credit facility or the Notes. Moreover, our assets and cash flow may not be sufficient to fully repay borrowings under our debt instruments, either upon maturity or if accelerated following a default. Accordingly, the occurrence of a default under any debt instrument, unless cured or waived, would likely have a material adverse effect on our business.

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

Under each of our franchise agreements with BKC, we are required to comply with operational programs established by BKC. For example, our franchise agreements with BKC require that our restaurants comply with specified design criteria.

In addition, BKC generally has the right to require us during the tenth year of a franchise agreement to remodel our restaurants to conform to the current image of Burger King, which may require the expenditure of considerable funds. In addition, although not required by the franchise agreements, we may not be able to avoid adopting menu price discount promotions instituted by BKC that may be unprofitable.

Our franchise agreements typically have a 20 year term after which BKC’s consent is required to receive a successor franchise agreement. Our franchise agreements with BKC that are set to expire over the next three years are as follows:

•	two of our franchise agreements with BKC are due to expire in the fourth quarter of 2006;

•	17 of our franchise agreements with BKC are due to expire in 2007; and

•	27 of our franchise agreements with BKC are due to expire in 2008.

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

Effective internal controls are necessary for us to provide reliable financial reports and effectively prevent fraud. Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. In the past, we have identified and reported material weaknesses in our internal control over financial reporting and concluded that our disclosure controls and procedures were ineffective. In addition, we may in the future discover areas of our internal controls that need improvement or that constitute material weaknesses. A material weakness is a control deficiency (within the meaning of Public Company Accounting Oversight Board Auditing Standard No. 2), or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of annual or interim financial statements will not be prevented or detected. We are continuing to work to improve our internal controls. We cannot be certain that these measures will ensure that we implement and maintain adequate controls over our financial processes and reporting in the future. Any failure to remediate material weaknesses in our internal control over financial reporting or to implement and maintain effective internal controls, or difficulties encountered in their implementation, could cause us to fail to timely meet our reporting obligations, result in material misstatements in our financial statements or could result in defaults under our senior credit facility, the Indenture governing the Notes or under any other debt instruments we may enter into in the future. Deficiencies in our internal controls could also cause investors to lose confidence in our reported financial information.

There can be no assurance that we will not have to restate our financial statements in the future.

We have undergone several restatements of our financial statements. In response to this situation, we have taken what we believe to be the necessary measures to ensure that restatements will not occur in the future. However, there can be no assurance that future restatements will not be necessary due to evolving policies, revised or new accounting pronouncements or other factors. Any future restatements of our financial statements could cause us to fail to timely meet our reporting obligations or could result in defaults under our senior credit facility, the Indenture governing the Notes or under any other debt instruments we may enter into in the future. Future restatements of our financial statements could also cause investors to lose confidence in our reported financial information.

We may incur significant liability or reputational harm if claims are brought against us or against our franchisees.

We or our franchisees may be subject to complaints, regulatory proceedings or litigation from guests or other persons alleging food-related illness, injuries suffered in our premises or other food quality, health or operational concerns, including environmental claims. In addition, in recent years a number of restaurant companies have been subject to lawsuits, including class action lawsuits, alleging, among other things, violations of federal and state law regarding workplace and employment matters, discrimination, harassment, wrongful termination and wage, rest break, meal break and overtime compensation issues and, in the case of quick-service restaurants, alleging that they have failed to disclose the health risks associated with high-fat foods and that their marketing practices have encouraged obesity. We may also be subject to litigation or other actions initiated by governmental authorities, our employees and our franchisees, among others, based upon these and other matters. For example, in November 1998, the Equal Employment Opportunity Commission (the “EEOC”) filed suit in the United States District Court for the Northern District of New York against us, alleging that we engaged in a pattern and practice of unlawful discrimination, harassment and retaliation against former and current female employees. Although the case was dismissed by the court, subject to possible appeal by the EEOC, the court noted that it was not ruling on the claims, if any, that individual employees might have against us. A significant judgment against us could have a material adverse effect on our financial performance or liquidity. Adverse publicity resulting from such allegations or occurrences or alleged discrimination or other operating issues stemming from one of our locations, a number of our locations or our franchisees could adversely affect our business, regardless of whether the allegations are true, or whether we are ultimately held liable. Any cases filed against us could materially adversely affect us if we lose such cases and have to pay substantial damages or if we settle such cases. In addition, any such cases may materially and adversely affect our operations by increasing our litigation costs and diverting our attention and resources to address such actions. In addition, if a claim is successful, our insurance coverage may not cover or be adequate to cover all liabilities or losses and we may not be able to continue to maintain such insurance, or to obtain comparable insurance at a reasonable cost, if at all. If we suffer losses, liabilities or loss of income in excess of our insurance coverage or if our insurance does not cover such loss, liability or loss of income, there could be a material adverse effect on our results of operations.

Our franchisees could take actions that harm our reputation and reduce our franchise revenues.

As of September 30, 2006, a total of 29 Pollo Tropical and Taco Cabana restaurants were owned and operated by our franchisees. We do not exercise control of the day-to-day operations of our franchisees. While we attempt to ensure that franchisee-owned restaurants maintain the same high operating standards as our company-owned restaurants, one or more of these franchisees may fail to meet these standards. Any shortcomings at our franchisee-owned restaurants are likely to be attributed to our company as a whole and could adversely affect our reputation and damage our brands, as well as have a direct negative impact on franchise revenues we receive from these franchisees.

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

Our financial performance is dependent on our continuing ability to offer fresh quality food at competitive prices. If a significant disruption in service or supply by certain of our suppliers or distributors were to occur, it could create disruptions in the operations of our restaurants, which could have a material adverse effect on us.

For our Pollo Tropical and Taco Cabana restaurants, we have negotiated directly with local and national suppliers for the purchase of food and beverage products and supplies. Pollo Tropical and Taco Cabana restaurants’ food and supplies are ordered from approved suppliers and are shipped via distributors to the restaurants. For our Pollo Tropical restaurants, Henry Lee, a division of Gordon Food Service, serves as our primary distributor of food and paper products under an agreement that expires on March 16, 2007. For our Taco Cabana restaurants, SYGMA Network, Inc. serves as our primary distributor of food and beverage products and supplies under a distribution services agreement that expires on June 1, 2009. We also rely on Gold Kist under an agreement that expires on December 31, 2007 as our supplier and distributor of chicken for our Pollo Tropical restaurants and if Gold Kist is unable to service us, this could lead to a material disruption of service or supply until a new supplier is engaged which could have a material adverse effect on our business. With respect to our distributors for our Pollo Tropical and Taco Cabana restaurants, if any of our distributors is unable to service us, this could lead to a material disruption of service or supply until a new distributor is engaged, which could have a material adverse effect on our business. For our Burger King restaurants, we are a member of a national purchasing cooperative, Restaurant Services, Inc., which serves as the purchasing agent for approved distributors to the Burger King system. We are required to purchase all of our foodstuffs, paper goods and packaging materials from BKC-approved suppliers for our Burger King restaurants. We currently utilize three distributors, Maines Paper & Food Service, Inc., Reinhart Food Service L.L.C. and MBM Food Service Inc., to supply our Burger King restaurants with the majority of their foodstuffs in various geographical areas and, as of October 15, 2006, such distributors supplied 63%, 32% and 5%, respectively of our Burger King restaurants. Although we believe that we have alternative sources of supply available to our Burger King restaurants, in the event any distributors or suppliers for our Burger King restaurants are unable to service us, this could lead to a disruption of service or supply at our Burger King restaurants until a new distributor or supplier is engaged, which could have an adverse effect on our business.

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

We intend to continue to open restaurants in our existing core markets, particularly the core markets served by our Pollo Tropical and Taco Cabana restaurants. To the extent that we open a new restaurant in the vicinity of one or more of our existing restaurants within the same chain, it is possible that some of the customers who previously patronized those existing restaurants may choose to patronize the new restaurant instead, reducing sales at those existing restaurants. Accordingly, to the extent we open new restaurants in our existing markets; sales at some of our existing restaurants in those markets may decline.

Our business is regional and we therefore face risks related to reliance on certain markets.

As of September 30, 2006, excluding our franchised locations, all but one of our Pollo Tropical restaurants were located in Florida and approximately 96% of our Taco Cabana restaurants were located in Texas. Also, as of September 30, 2006, 64% of our Burger King restaurants were located in New York and Ohio. Therefore, the economic conditions, state and local government regulations, weather conditions or other conditions affecting Florida, Texas, New York and Ohio and the tourism industry affecting Florida may have a material impact on the success of our restaurants in those locations. For example, the events of September 11, 2001 had a significant negative impact on tourism in Florida, which adversely impacted the revenues and operating results at our Pollo Tropical restaurants.

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

We are subject to all of the risks associated with leasing space subject to long-term non-cancelable leases.

Our leases generally have initial terms of 20 years, and typically provide for renewal options in five year increments as well as for rent escalations. Generally, our leases are “net” leases, which require us to pay all of the costs of insurance, taxes, maintenance and utilities. We generally cannot cancel these leases. Additional sites that we lease are likely to be subject to similar long-term non-cancelable leases. If an existing or future restaurant is not profitable, and we decide to close it, we may nonetheless be committed to perform our monetary obligations under the applicable lease including, among other things, paying all amounts due for the balance of the lease term. In addition, as each of our leases expire, we may fail to negotiate renewals, either on commercially acceptable terms or at all, which could cause us to close restaurants in desirable locations.

We may, in the future, seek to pursue acquisitions and we may not find restaurant companies that are suitable acquisition candidates or successfully operate or integrate any restaurant companies we may acquire.

We may in the future seek to acquire other restaurant chains. Although we believe that opportunities for future acquisitions may be available from time to time, increased competition for acquisition candidates exists and may continue in the future. Consequently, there may be fewer acquisition opportunities available to us as well as higher acquisition prices. There can be no assurance that we will be able to identify, acquire, manage or successfully integrate acquired restaurant companies without substantial costs, delays or operational or financial problems. In the event we are able to acquire other restaurant companies, the integration and operation of the acquired restaurants may place significant demands on our management, which could adversely affect our ability to manage our existing restaurants. We also face the risk that our existing systems, procedures and financial controls will be inadequate to support any restaurant chains we may acquire and that we may be unable to successfully integrate the operations and financial systems of any chains we may acquire with our own systems. While we may evaluate and discuss potential acquisitions from time to time, we currently have no understandings, commitments or agreements with respect to any acquisitions. We may be required to obtain additional financing to fund future acquisitions. There can be no assurance that we will be able to obtain additional financing on acceptable terms or at all. Both the senior credit facility and the Indenture governing the Notes contain restrictive covenants that may prevent us from incurring additional debt or acquiring additional restaurant chains. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

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

CARROLS CORPORATION

Date: November 14, 2006	/s/ ALAN VITULI
(Signature)
Alan Vituli Chairman of the Board and Chief Executive Officer

Date: November 14, 2006	/s/ PAUL R. FLANDERS
(Signature)
Paul R. Flanders Vice President – Chief Financial Officer and Treasurer