Form 10-K
period 2006-12-31
CARROLS CORP; CARROLS RESTAURANT GROUP, INC.
filed 2007-03-23
CIK 17927, 809248

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

CARROLS RESTAURANT GROUP, INC.

(Exact name of Registrant as specified in its charter)

Commission File Number: 001-33174

Delaware	16-1287774
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

968 James Street Syracuse, New York	13203
(Address of principal executive office)	(Zip Code)

Registrant’s telephone number, including area code: (315) 424-0513

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Name on each exchange on which registered:
Common Stock, Carrols Restaurant Group, Inc., par value $.01 per share	The NASDAQ Global Market

Securities registered pursuant to Section 12(g) of the Act: None

CARROLS CORPORATION

(Exact name of Registrant as specified in its charter)

Commission File Number: 0-25629

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

Carrols Corporation meets the conditions set forth in General Instruction I(1)(A) and (B) and is therefore filing this form with reduced disclosure format pursuant to General Instruction I(2).

Indicate by check mark if each registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes    ☐  No    ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.

Carrols Restaurant Group, Inc.	Yes ☐ No ☒

Carrols Corporation	Yes ☒ No ☐

Indicate by check mark whether either of the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) have been subject to such filing requirements for the past 90 days.    Yes    ☒  No    ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrants’ knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrants are large accelerated filers, accelerated filers, or non-accelerated filers. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act, (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether either of the registrants are shell companies (as defined in Rule 12b-2 of the Exchange Act)    Yes    ☐  No    ☒

As of March 16, 2007, Carrols Restaurant Group, Inc. had 21,550,826 shares of its common stock, $.01 par value, outstanding and the aggregate market value of the common stock held by non-affiliates of Carrols Restaurant Group, Inc. was $155,955,954. As of March 16, 2007, all outstanding equity securities of Carrols Corporation, which consisted of 10 shares of its common stock, were owned by Carrols Restaurant Group, Inc.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of Carrols Restaurant Group, Inc.’s definitive Proxy Statement for Carrols Restaurant Group, Inc.’s 2007 Annual Meeting of Stockholders, which is expected to be filed pursuant to Regulation 14A no later than 120 days after conclusion of Carrols Restaurant Group, Inc.’s fiscal year ended December 31, 2006, are incorporated by reference into Part III of this report.

CARROLS RESTAURANT GROUP, INC.

FORM 10-K

YEAR ENDED DECEMBER 31, 2006

PART I

Throughout this Annual Report on Form 10-K, we refer to Carrols Restaurant Group, Inc. as “Carrols Restaurant Group” and, together with its consolidated subsidiaries, as “we”, “our” and “us” unless otherwise indicated or the context otherwise requires. Any reference to “Carrols” refers to our wholly-owned subsidiary, Carrols Corporation, a Delaware corporation, and its consolidated subsidiaries, unless otherwise indicated or the context otherwise requires. This combined Annual Report on Form 10-K is filed by both Carrols Restaurant Group, Inc. and its wholly owned subsidiary, Carrols Corporation.

We use a 52 or 53 week fiscal year ending on the Sunday closest to December 31. For convenience, all references herein to the fiscal years ended December 29, 2002, December 28, 2003, January 2, 2005, January 1, 2006 and December 31, 2006 will hereinafter be referred to as the fiscal years ended December 31, 2002, 2003, 2004, 2005 and 2006, respectively. Our fiscal years ended December 31, 2002, 2003, 2005 and 2006 each contained 52 weeks. Our fiscal year ended December 31, 2004 contained 53 weeks.

We use the terms “Segment EBITDA” and “Segment EBITDA margin” in our 2006 Annual Report on Form 10-K because they are financial indicators that are reported to the chief operating decision maker for purposes of allocating resources to our segments and assessing their performance. Segment EBITDA (earnings attributable to the applicable segment before interest, income taxes, depreciation and amortization, impairment losses, stock-based compensation expense, bonus to employees and a director in connection with the December 2004 Transactions (as defined in “Item 6. Selected Financial Data”), other income and expense and loss on extinguishment of debt) may not be necessarily comparable to other similarly titled captions of other companies due to differences in methods of calculation. The calculation of Segment EBITDA for our Burger King restaurants includes general and administrative expenses related directly to our Burger King segment, as well as the expenses associated with administrative support for all three of our segments including executive management, information systems and certain accounting, legal and other administrative functions. Segment EBITDA margin means Segment EBITDA as a percentage of the total revenues of the applicable segment. We consider our Pollo Tropical restaurants, Taco Cabana restaurants and Burger King restaurants to each constitute a separate segment. See Note 13 to the accompanying consolidated financial statements.

In this Annual Report on Form 10-K, we refer to information, forecasts and statistics regarding the restaurant industry. Unless otherwise indicated, all restaurant industry data in this Annual Report on Form 10-K refers to the U.S. restaurant industry and is taken from or based upon the Technomic Information Services (Technomic) report entitled “2006 Technomic Top 500 Chain Restaurant Report.” In addition, statements in this Annual Report on Form 10-K concerning the “increasing disposable income” of the Hispanic consumer base are based on an article appearing in the third quarter 2004 edition of “Georgia Business and Economic Conditions”, a publication of the Terry College of Business, The University of Georgia. In this Annual Report on Form 10-K we also refer to information, forecasts and statistics from the U.S. Census Bureau and the U.S. Bureau of Labor Statistics and regarding BKC, as defined below. Unless otherwise indicated, information regarding BKC in this Annual Report on Form 10-K has been made publicly available by BKC. Any reference to BKC in this Annual Report on Form 10-K refers to Burger King Holdings, Inc. (NYSE: BKC) and its wholly-owned subsidiaries, including Burger King Corporation. We believe that all of these sources are reliable, but we have not independently verified any of this information and cannot guarantee its accuracy or completeness. The information, forecasts and statistics we have used from Technomic may reflect rounding adjustments.

Forward-Looking Statements

This 2006 Annual Report on Form 10-K contains statements which constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Statements that are predictive in nature or that depend upon or refer to future events or conditions are forward-looking statements. These statements are often identified by the words “may,” “might,” “will,” “should,” “anticipate,” “believe,” “expect,” “intend,” “estimate,” “hope” or similar expressions.

In addition, expressions of our strategies, intentions or plans are also forward looking statements. These statements reflect management’s current views with respect to future events and are subject to risks and uncertainties, both known and unknown. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their date. There are important factors that could cause actual results to differ materially from those in forward-looking statements, many of which are beyond our control. Investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements. We have identified significant factors that could cause actual results to differ materially from those stated or implied in the forward-looking statements. For more information, please see Item 1A—Risk Factors. We believe important factors that could cause actual results to differ materially from our expectations include the following, in addition to other risks and uncertainties discussed herein:

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

•	Other factors discussed under Item IA—“Risk Factors” and elsewhere herein.

ITEM 1.	BUSINESS

Overview

Our Company

We are one of the largest restaurant companies in the United States operating three restaurant brands in the quick-casual and quick-service restaurant segments with 547 restaurants located in 16 states as of December 31, 2006. We own and operate two Hispanic restaurant brands, Pollo Tropical® and Taco Cabana® (together referred to by us as our Hispanic Brands), which we acquired in 1998 and 2000, respectively. We are also the largest Burger King franchisee, based on the number of restaurants, and have operated Burger King restaurants since 1976. As of December 31, 2006, our company-owned restaurants included 76 Pollo Tropical restaurants and 143 Taco Cabana restaurants, and we operated 328 Burger King restaurants under franchise agreements. We also franchise our Hispanic Brand restaurants with 30 franchised restaurants located in Puerto Rico, Ecuador and the United States as of December 31, 2006. We believe that the diversification and strength of our restaurant brands as well as the geographic dispersion of our restaurants provide us with stability and enhanced growth opportunities. Our primary growth strategy is to develop new company-owned Hispanic Brand restaurants. For the year ended December 31, 2006, we had total revenues of $751.4 million and net income of $13.4 million.

On December 20, 2006, we and certain selling stockholders completed an initial public offering (the “IPO”) of 5,666,666 and 5,333,334 shares of our common stock, respectively (including 1,000,000 shares sold by the selling stockholders upon the underwriters’ exercise of its over-allotment option). In connection with the IPO, our common stock was approved for listing on The NASDAQ Global Market and began trading on December 15, 2006 under the symbol “TAST”.

Hispanic Brands. Our Hispanic Brands operate in the quick-casual restaurant segment, combining the convenience and value of quick-service restaurants with the menu variety, use of fresh ingredients and food quality more typical of casual dining restaurants. For the year ended December 31, 2006, our company-owned Pollo Tropical and Taco Cabana restaurants generated average annual sales per restaurant of $2,135,000 and $1,643,000, respectively, which we believe are among the highest in the quick-casual and quick-service segments. For the year ended December 31, 2006, aggregate revenues for our Hispanic Brands were $382.5 million, which represented 50.9% of our total consolidated revenues.

Pollo Tropical: Our Pollo Tropical restaurants are known for their fresh grilled chicken marinated in our own blend of tropical fruit juices and spices. Our menu also features other items including roast pork, sandwiches, grilled ribs offered with a selection of sauces, Caribbean style “made from scratch” side dishes and salads. Most menu items are made fresh daily in each of our Pollo Tropical restaurants, which feature open display cooking that enables customers to observe the preparation of menu items, including chicken grilled on large, open-flame grills. Pollo Tropical opened its first restaurant in 1988 in Miami. As of December 31, 2006, we owned and operated a total of 76 Pollo Tropical restaurants, of which 74 were located in Florida, one located in the New York City metropolitan area in northern New Jersey and one in Brooklyn, New York. For the year ended December 31, 2006, the average sales transaction at our company-owned Pollo Tropical restaurants was $9.05 reflecting, in part, strong dinner traffic, with dinner sales representing the largest sales day-part of Pollo Tropical restaurant sales. For the year ended December 31, 2006, our Pollo Tropical restaurants generated total revenues of $154.2 million.

Taco Cabana: Our Taco Cabana restaurants serve fresh Tex-Mex and traditional Mexican style food, including sizzling fajitas, quesadillas, enchiladas, burritos, tacos, other Tex-Mex dishes, fresh-made flour tortillas, frozen margaritas and beer. Most menu items are made fresh daily in each of our Taco Cabana restaurants, which feature open display cooking that enables customers to observe the preparation of menu items, including fajitas cooking on a grill and a machine making fresh tortillas. A majority of our Taco Cabana restaurants are open 24 hours a day, generating customer traffic and restaurant sales across multiple day-parts by offering a convenient and quality experience to our customers. Taco Cabana pioneered the Mexican patio café concept with its first restaurant in San Antonio, Texas in 1978. As of December 31, 2006, we owned and operated 143 Taco Cabana restaurants located in Texas, Oklahoma and New Mexico, of which 137 were located in Texas. For the year ended December 31, 2006, the average sales transaction at our company-owned Taco Cabana restaurants was $7.31 with dinner sales representing the largest sales day-part of Taco Cabana restaurant sales. For the year ended December 31, 2006, our Taco Cabana restaurants generated total revenues of $228.3 million.

Burger King: Burger King is the second largest hamburger restaurant chain in the world (as measured by the number of restaurants and system-wide sales) and we are the largest franchisee in the Burger King system, based on number of restaurants. Burger King restaurants are part of the quick-service restaurant segment which is the largest of the five major segments of the U.S. restaurant industry based on 2006 sales. Burger King restaurants feature the popular flame-broiled Whopper sandwich, as well as a variety of hamburgers and other sandwiches, fries, salads, breakfast items and other offerings. According to BKC, historically it has spent between 4% and 5% of its annual system sales on marketing, advertising and promotion to sustain and increase its high brand awareness. We benefit from BKC’s marketing initiatives as well as its development and introduction of new menu items. As of December 31, 2006, we operated 328 Burger King restaurants located in 12 Northeastern, Midwestern and Southeastern states. For the year ended December 31, 2006, the average sales transaction at our Burger King restaurants was $5.23. For the year ended December 31, 2006, our Burger King restaurants generated total revenues of $368.9 million.

Corporate Information: Carrols Restaurant Group is a Delaware Corporation, incorporated in 1986. Carrols Restaurant Group conducts all of its operations through its direct and indirect subsidiaries and has no assets other than the shares of Carrols, its direct wholly-owned subsidiary. Prior to November 21, 2006 Carrols Restaurant Group was known as Carrols Holdings Corporation. On November 21, 2006, we amended our certificate of incorporation to change our name to Carrols Restaurant Group, Inc.

Industry

The Restaurant Market

According to Technomic, total restaurant industry revenues in the United States for 2005 were $330.8 billion, an increase of 5.6% over 2004. Sales in the overall U.S. restaurant industry are projected by Technomic to increase at a compound annual growth rate of 5.3% from 2005 through 2010.

Quick-Casual Restaurants

Our Hispanic Brands operate in the quick-casual restaurant segment, combining the convenience of quick-service restaurants with the menu variety, use of fresh ingredients and food quality more typical of casual dining. We believe that the quick-casual restaurant segment is one of the fastest growing segments of the restaurant industry. According to Technomic, sales growth in 2005 of quick-casual chains in the Technomic Top 500 restaurant chains was 11.8% as compared to 7.0% for the overall Top 500 restaurant chains, which includes all five major segments.

Quick-casual restaurants are primarily distinguished by the following characteristics:

•

Quick-service or self-service format. Meals are purchased prior to receiving food. In some cases, payment may be made at a separate station from where the order was placed. Also, servers may bring orders to the customer’s table.

•

Check averages between $7 and $10. Technomic reports that the average check at quick-casual restaurants in 2005 ranged between $7 and $10, which was higher than the average check at traditional quick-service restaurants.

•	Food prepared to order. We believe that in quick-casual concepts, customization of orders and open display cooking are common.

•	Fresh ingredients. Many concepts use the word “fresh” in their concept positioning and feature descriptive menus highlighting these fresh ingredients.

•	Broader range of menu offerings. Typically quick-casual concepts provide greater variety and diversity in their menu offerings relative to traditional quick-service restaurants.

•	Enhanced decor. Wooden tables, upholstered seating and track lighting are some of the design features commonly found in quick-casual establishments.

We believe that our Hispanic Brands are positioned to benefit from growing consumer demand for quick-casual restaurants because of food quality, value and differentiation of flavors, as well as the increasing acceptance of ethnic foods. We also believe that our Hispanic Brands will benefit from two significant demographic factors: the expected population growth rates in regions in which our restaurants are currently located and the expected rate of growth of the Hispanic population in the United States, both as projected by the U.S. Census Bureau in its 2001 Statistical Abstract of the United States.

Our Burger King restaurants are part of the quick-service restaurant segment that Technomic indicates is the largest of the five major segments of the U.S. restaurant chain industry. Technomic identifies ten major types of restaurants comprising the quick-service segment: Hamburger; Pizza; Chicken; Other Sandwich; Mexican; Frozen Dessert; Donut; Beverage; Cafeteria/Buffet; and Family Steak. According to Technomic, the quick-service restaurants included in the Top 100 quick-service restaurant companies in 2005 were divided by menu category as follows (percentages are based on total sales for the quick-service segment):

According to Technomic, sales at all quick-service restaurants in the United States were $168.8 billion in 2005, representing 51% of total U.S. restaurant industry sales. Sales in this segment are projected by Technomic to increase at a compound annual growth rate of 5.5% from 2005 through 2010.

Quick-service restaurants are distinguished by the following characteristics:

•

High speed of service and efficiency. Quick-service restaurants typically have order taking and cooking platforms designed specifically to order, prepare and serve menu items with speed and efficiency. Fast and consistent food service is a characteristic of quick-service restaurants.

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

•	Value prices. At quick-service restaurants, average check amounts are generally lower than other major segments of the restaurant industry.

Our Burger King restaurants operate in the hamburger segment of the quick-service restaurant segment. The hamburger segment of the quick-service restaurant segment in the United States, which generated $56.4 billion in sales in 2005, is the largest segment of the quick-service restaurant segment in the United States, according to Technomic.

We believe that the quick-service and quick-casual restaurant segments meet consumers’ desire for a convenient, reasonably priced restaurant experience. In addition, we believe that the consumers’ need for meals prepared outside of the home, including takeout, has increased significantly over historical levels as a result of the greater numbers of working women and single parent families. For example, according to the U.S. Bureau of Labor Statistics, the percentage of mothers with children under age six participating in the workforce has increased from 39% in 1975 to 64% in 2002. According to the U.S. Census Bureau, the number of children living in households with two parents has decreased from approximately 85% in 1970 to 70% in 2001.

Our Competitive Strengths

We believe we have the following strengths:

Strong Hispanic Brands. We believe that the following factors have contributed, and will continue to contribute, to the success of our Hispanic Brands:

•	freshly-prepared food at competitive prices with convenience and value;

•	a variety of menu items including signature dishes with Hispanic flavor profiles designed to appeal to consumers’ desire for freshly-prepared food and menu variety;

•	successful dinner day-part representing the largest sales day-part at both of our Hispanic Brands, providing a higher average check size than other day-parts;

•

broad consumer appeal that attracts both the growing Hispanic consumer base, with increasing disposable income to spend on items such as traditional foods prepared at restaurants rather than at home, and non-Hispanic consumers in search of new flavor profiles, grilled rather than fried entree choices and varied product offerings at competitive prices in an appealing atmosphere;

•

ability to control the consistency and quality of the customer experience and the strategic growth of our restaurant operations through our system consisting of primarily company-owned restaurants compared to competing brands that focus on franchising;

•

high market penetration of company-owned restaurants in our core markets that provides operating and marketing efficiencies, convenience for our customers and the ability to effectively manage and enhance brand awareness;

•	well positioned to continue to benefit from the projected population growth in Florida and Texas;

•	established infrastructure at our Hispanic Brands to manage operations and develop and introduce new menu offerings, positioning us to build customer frequency and broaden our customer base; and

•	well positioned to continue to capitalize on the home meal replacement trend.

For the year ended December 31, 2006, aggregate revenues for our Hispanic Brands were $382.5 million which represented 50.9% of our total consolidated revenues.

Primarily Company-Owned Hispanic Brand Restaurants Enable us to Control our Hispanic Brands. As of December 31, 2006, our Hispanic Brands were comprised of 219 company-owned and 30 franchised restaurants, of which only five of these franchised restaurants were located in the United States. Our Hispanic Brand restaurants in the United States are primarily company-owned and we therefore exercise control over the day-to-day operations of our company-owned restaurants unlike many of our competitors that have multiple franchisees operating as a single brand. Consequently, our success does not depend on our control of our franchisees, or support by them of our marketing programs, new product offerings, strategic initiatives or new restaurant development strategies. In addition, because our Hispanic Brand restaurants are primarily company-owned, we believe we are less susceptible to third party franchisees adversely affecting the long-term development potential of our brands and we believe we are better able to provide customers a more consistent experience relative to competing brands that utilize franchisee-operated restaurants.

Strong Restaurant Level Economics and Operating Metrics for our Hispanic Brands. We believe that we benefit from attractive restaurant level economics and operating profitability for our Hispanic Brands. We believe that the average annual sales at our company-owned Hispanic Brand restaurants for the year ended December 31, 2006 of $2,135,000 for our Pollo Tropical restaurants and $1,643,000 for our Taco Cabana restaurants, respectively, are among the highest in the quick-casual and quick-service segments. For the year ended December 31, 2006 our Pollo Tropical restaurants generated a Segment EBITDA margin of 18.4% which included general and administrative expenses of 5.8% of total Pollo Tropical revenues. For the year ended December 31, 2006, our Taco Cabana restaurants generated Segment EBITDA margins of 14.7%, which included general and administrative expenses of 5.1% of total Taco Cabana revenues. We believe that the average annual sales at our company-owned Hispanic Brand restaurants and the operating margins of our Hispanic Brands generate unit economics and returns on invested capital which will enable us to accelerate and sustain new unit growth.

Well Positioned to Continue to Capitalize on Growing Population in Core Markets Served by Our Hispanic Brands. We expect sales from our Hispanic Brand restaurants in Florida and Texas to benefit from the projected continued overall population growth in these markets, which is projected by the U.S. Census Bureau to grow at a faster rate than the national average. According to the U.S. Census Bureau, the U.S. population is forecast to grow by 4.5% from 2005 to 2010 and the population in Florida and Texas is forecast to grow by 9.9% and 8.2%, respectively, during that same period.

Well Positioned to Continue to Capitalize on the Growth of the Hispanic Population in the United States. We expect sales from our Hispanic Brand restaurants to benefit from the population growth of the U.S. Hispanic population which is projected by the U.S. Census Bureau to grow at a faster rate than the national average. The U.S. Census Bureau forecasts that the growth of the Hispanic population is expected to outpace overall population growth and increase from 11.8% of the total U.S. population in 2000 to 18.2% by 2025.

Largest Burger King Franchisee. We are Burger King’s largest franchisee and are well positioned to leverage the scale and marketing of one of the most recognized brands in the restaurant industry. The size of our Burger King business has contributed significantly to our large aggregate restaurant base, enabling us to enhance operating efficiencies and realize benefits across all three of our brands from economies of scale with respect to our management team and management information and operating systems. In addition, our Burger King business has significantly contributed, and is expected to continue to significantly contribute, to our consolidated operating cash flows. For the year ended December 31, 2006, revenues for our Burger King restaurants were $368.9 million, which represented 49.1% of our total consolidated revenues.

Infrastructure in Place for Growth. We believe that our operating disciplines, seasoned management, operational infrastructure and marketing and product development capabilities, supported by our corporate and restaurant management information systems and comprehensive training and development programs, will support significant expansion. We expect to leverage our significant investment in corporate infrastructure as we grow our business.

Experienced Management Team. We believe that our senior management team’s extensive experience in the restaurant industry, knowledge of the demographic and other characteristics of our core markets and its long and successful history of developing, acquiring, integrating and operating quick-service and quick-casual restaurants, provide us with a competitive advantage.

Business Strategy

Our primary business strategy is as follows:

•

Develop New Hispanic Brand Restaurants in Core and Other Markets. We believe that we have significant opportunities to develop new Pollo Tropical and Taco Cabana restaurants in their respective core markets within Florida and Texas and expand into new markets both within Florida and Texas as well as other regions of the United States. Our Pollo Tropical restaurants are primarily concentrated in South and Central Florida and our Taco Cabana restaurants are primarily concentrated in larger cities in Texas. By increasing the number of restaurants we operate in a particular market, we believe that we can continue to increase brand awareness and effectively leverage our field supervision, corporate infrastructure and marketing expenditures. We also believe that the appeal of our Hispanic Brands and our high brand recognition in our core markets provide us with opportunities to expand into other markets in Florida and Texas. In addition, we believe that there are a number of geographic regions in the United States outside of Florida and Texas where the size of the Hispanic population and its influence on the non-Hispanic population provide significant opportunities for development of additional Hispanic Brand restaurants. In March 2006, we opened our first Pollo Tropical restaurant in the New York City metropolitan area, located in northern New Jersey. In December 2006, we opened a second Pollo Tropical restaurant in the New York City metropolitan area in Brooklyn, New York. In addition, we currently are exploring opportunities for expansion of the Taco Cabana concept in new markets. During the year ended December 31, 2006, we opened eight Pollo Tropical restaurants (including two restaurants in the Northeast as described above) and nine Taco Cabana restaurants in Texas. In 2007, we currently plan to open between seven and ten Pollo Tropical restaurants and between ten and twelve additional Taco Cabana restaurants.

Our staff of real estate and development professionals is responsible for new restaurant development. Before developing a new restaurant, we conduct an extensive site selection and evaluation process that includes in depth demographic, market and financial analyses. By selectively increasing the number of restaurants we operate in a particular market, we believe that we can continue to increase brand awareness and effectively leverage our field supervision, corporate infrastructure and marketing expenditures. Where possible, we intend to continue to utilize real estate leasing as a means of reducing the amount of cash invested in new restaurants. We believe that cash generated from operations, borrowings under our senior credit facility and leasing will enable us to continue to pursue our strategy of new restaurant development.

In addition to opportunities for expansion of our Hispanic Brands within our core markets, we believe there are significant growth opportunities in areas contiguous to our core markets and beyond such markets. We plan to open new restaurants in existing and new markets that may be either freestanding buildings or restaurants contained within strip shopping centers, which we sometimes refer to as in-line restaurants, to further leverage our existing brand awareness. Developing in-line restaurants allows us to selectively expand our brand penetration and visibility in certain of our existing markets, while doing so at a lower cost than developing a restaurant as a freestanding building. In addition, development of in-line restaurants permits us to further penetrate markets where freestanding opportunities may be limited.

•

Increase Comparable Restaurant Sales. Our strategy is to grow sales in our existing restaurants by continuing to develop new menu offerings and enhance the effectiveness of our proprietary advertising and promotional programs for our Hispanic Brands, further capitalize on attractive industry and demographic trends and enhance the quality of the customer experience at our restaurants. We also believe that our Burger King restaurants are well positioned to benefit from BKC’s initiatives with respect to the Burger King brand.

•

Continue to Improve Income from Operations and Leverage Existing Infrastructure. We believe that our continuing development of new company-owned Hispanic Brand restaurants, combined with our strategy to increase sales at our existing Hispanic Brand restaurants, will increase revenues generated by our Hispanic Brands as a percentage of our consolidated revenues and position us to continue to improve our overall income from operations. We also believe that our large restaurant base, skilled management team, sophisticated management information and operating systems, and training and development programs support our strategy of enhancing operating efficiencies for our existing restaurants and profitably growing our restaurant base. Our operating systems allow us to effectively manage restaurant labor and food costs, effectively manage our restaurant operations and ensure consistent application of operating controls at each of our restaurants. In addition, our size and, in the case of Burger King, the size of the Burger King system, enable us to realize certain benefits from economies of scale, including leveraging our existing infrastructure as we grow.

•

Utilize Financial Leverage to Maintain an Efficient Capital Structure to Support Growth. We intend to continue utilizing financial leverage in an effort to enhance returns to our stockholders. We believe our operating cash flows will allow us to allocate sufficient capital towards new store development and repayment of our outstanding indebtedness as part of our strategy to support earnings growth, while providing the flexibility to alter our capital allocation depending on changes in market conditions and available expansion opportunities.

Overview of Restaurant Concepts

Pollo Tropical Restaurants

Our Pollo Tropical quick-casual restaurants combine freshly-prepared, distinctive menu items and an inviting tropical setting with the convenience and value of quick-service restaurants. Pollo Tropical restaurants offer a unique selection of food items reflecting tropical and Caribbean influences and feature fresh grilled chicken marinated in our own blend of tropical fruit juices and spices. Chicken is grilled in view of customers on large, open-flame grills. Pollo Tropical also features additional menu items such as roast pork, a line of “TropiChops®” (a bowl containing rice, black beans and chicken or pork), sandwiches and grilled ribs that feature a selection of sauces. We also feature an array of Caribbean style “made from scratch” side dishes, including black beans and rice, yucatan fries and sweet plantains, as well as more traditional menu items such as french fries, corn and tossed and caesar salads. We also offer uniquely Hispanic desserts, such as flan and tres leches.

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

Our Pollo Tropical restaurants typically provide seating for 80 to 100 customers and provide drive-thru service. As of December 31, 2006, all of our company-owned Pollo Tropical restaurants were freestanding buildings except for seven locations contained within strip shopping centers and two street-level storefront locations. Our typical freestanding Pollo Tropical restaurant ranges between 2,800 and 3,200 square feet. We anticipate that many of our new Pollo Tropical restaurants located in markets outside of Florida (including in the New York City metropolitan area) will be “in-line” restaurants located within strip-retail shopping centers or will be street-level storefront locations and will not offer drive-thru service. Consequently, such restaurants may be larger than our typical freestanding Pollo Tropical restaurants to provide more seating to accommodate increased sit-down dining.

Taco Cabana Restaurants

Our Taco Cabana quick-casual restaurants combine generous portions of freshly-prepared Tex-Mex and traditional Mexican style food with the convenience and value of quick-service restaurants. The restaurants typically provide interior, semi-enclosed and patio dining areas with a festive Mexican theme. Menu items include flame-grilled beef and chicken fajitas served on sizzling iron skillets, quesadillas, enchiladas, burritos, tacos and other traditional Mexican and American breakfasts, other Tex-Mex dishes and fresh flour tortillas. Our Taco Cabana restaurants also offer a variety of beverage choices, including frozen margaritas and beer. Most of the menu items offered at Taco Cabana are prepared at each restaurant from fresh meat, chicken and produce delivered by suppliers to the restaurant, usually three times each week. Taco Cabana utilizes fresh ingredients and prepares many items “from scratch.” In order to simplify operations and provide a more consistent product, Taco Cabana also uses a number of pre-prepared items.

Our typical Taco Cabana restaurants average approximately 3,200 square feet (exclusive of the exterior dining area) and provide seating for approximately 80 customers, with additional outside patio seating for approximately 50 customers. As of December 31, 2006, all of our company-owned Taco Cabana restaurants were freestanding buildings except for four locations contained within retail malls and two locations contained within strip shopping centers. Taco Cabana restaurants are typically distinctive in appearance, conveying a Mexican theme and permitting easy identification by passing motorists. Our Taco Cabana restaurants feature rounded fronts, as well as Southwest accents such as a clay tile roof, heavy wood beams and a trellis that shades the patio area, and the use of bright colors outside and inside. Corrugated metal wall panels, aged wood finishes and distressed stainless steel counter tops are featured inside.

Taco Cabana’s interior restaurant design features open display cooking that enables customers to observe fajitas cooking on a grill, a machine making fresh flour tortillas and the preparation of other food items. Upon entry, the customer places an order selected from an overhead menu board, proceeds down a service line to where the order is picked up, and then passes a salsa bar en route to the dining area. The distinctive salsa bar offers Taco Cabana customers our own freshly-prepared Tex-Mex ingredients such as salsa de fuego (made with charred peppers and tomatoes), pico de gallo and salsa (all “made from scratch” throughout the day at each restaurant), as well as cilantro, pickled jalapeno slices, crisp chopped onions and fresh sliced limes. Depending on the season, time of day and personal preference, our customers can choose to dine in the restaurant’s brightly colored and festive interior dining area or in either the semi-enclosed or outdoor patio areas.

Our Taco Cabana restaurants provide the convenience of drive-thru windows as well as the ability for customers to dine-in or take-out. A majority of our Taco Cabana restaurants are open 24 hours a day, although, hours of operation are continually evaluated for economic viability on a market and individual restaurant basis.

Burger King Restaurants

Burger King is the second largest hamburger restaurant chain in the world (as measured by the number of restaurants and system-wide sales). According to BKC, as of December 31, 2006, there were a total of 11,184 Burger King restaurants in 66 countries and U.S. territories, including 7,502 or 67% located in the United States and Canada. According to BKC, its total worldwide restaurant sales as of June 30, 2006 were approximately $12.4 billion, of which approximately $8.5 billion were in the United States and Canada.

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

Our Burger King restaurants are typically open seven days per week and currently have minimum operating hours from 6:00 am to 11:00 pm. We anticipate that minimum operating hours will be extended in 2007 from 11:00 pm to midnight. Burger King restaurants are quick-service restaurants of distinctive design and are generally located in high-traffic areas throughout the United States. We believe that the primary competitive advantages of Burger King restaurants are:

•	brand recognition;

•	convenience of location;

•	speed of service;

•	quality; and

•	price.

Burger King restaurants are designed to appeal to a broad spectrum of consumers, with multiple day-part meal segments targeted to different groups of consumers.

Our Burger King restaurants consist of one of several building types with various seating capacities. BKC’s traditional freestanding restaurant contains approximately 2,800 to 3,200 square feet with seating capacity for 90 to 100 customers, has drive-thru service windows, and has adjacent parking areas. As of December 31, 2006, 316 of our 328 Burger King restaurants were freestanding. We operate all of our Burger King restaurants under franchise agreements with BKC. See “—Operations—Burger King Franchise Agreements” and “—Franchise Fees, Royalties and Early Successor Program” below.

Restaurant Economics

Selected restaurant operating data for our three restaurant concepts is as follows:

	Year Ended December 31,
	2004(1)	2005(1)	2006(1)
Pollo Tropical:
Average annual sales per company-owned restaurant (in thousands)	$2,018	$2,092	$2,135
Average sales transaction	$8.25	$8.72	$9.05
Drive-through sales as a percentage of total sales	42.5%	41.7%	41.7%
Day-part sales percentages:
Lunch	45.7%	45.8%	46.7%
Dinner and late night (2)	54.3%	54.2%	53.3%
Taco Cabana:
Average annual sales per company-owned restaurant (in thousands)	$1,604	$1,614	$1,643
Average sales transaction	$6.88	$7.08	$7.31
Drive-through sales as a percentage of total sales	47.2%	47.6%	47.6%
Day-part sales percentages:
Breakfast	16.0%	16.5%	16.8%
Lunch	23.1%	23.2%	23.4%
Dinner	25.4%	25.6%	25.1%
Late night (9 pm to midnight)	14.1%	13.7%	13.9%
Other (2 pm to 5 pm and midnight to 6 am)	21.4%	21.0%	20.8%
Burger King:
Average annual sales per restaurant (in thousands)	$1,034	$1,048	$1,114
Average sales transaction	$4.74	$5.03	$5.23
Drive-through sales as a percentage of total sales	61.8%	62.3%	62.8%
Day-part sales percentages:
Breakfast	14.4%	14.6%	14.2%
Lunch	33.6%	33.2%	33.0%
Dinner	26.9%	26.9%	27.1%
Afternoon and late night.	25.1%	25.3%	25.7%

(1)	2005 and 2006 were each a 52-week fiscal year. 2004 was a 53-week fiscal year. Average annual sales for company owned or operated restaurants are derived by dividing restaurant sales for such year for the applicable segment by the average number of restaurants for the applicable segment for such year. For purposes of the calculation of average annual sales per company owned or operated restaurant in the table above, we have excluded restaurant sales data for the extra week in 2004.
(2)	Day part sales percentages for 2004, 2005 and 2006 include 2.8%, 2.9% and 2.8%, respectively, for late night.

Restaurant Capital Costs

The initial cost of equipment, seating, signage and other interior costs of a typical new free-standing Pollo Tropical restaurant currently is approximately $400,000 (excluding the cost of the land, building and site improvements). Generally, in our core Florida market, the cost of land currently ranges from $1,000,000 to $1,250,000 and the cost of building and site improvements currently ranges from $1,000,000 to $1,250,000.

Costs in new markets may differ from and may be higher than these ranges. We believe that in the New York City metropolitan area, our new Pollo Tropical restaurants will not typically be free-standing and are more likely to be located as “in-line” units within strip retail shopping centers or as street-level storefront locations. We believe that these locations will typically be leased, that the cost to build-out the retail location to our specifications could range from $500,000 to $1,000,000 and that the initial cost of equipment will be approximately $450,000.

The initial cost of equipment, seating, signage and other interior costs of a typical new Taco Cabana restaurant currently is approximately $440,000 (excluding the cost of the land, building and site improvements). Generally, in our core Texas market, the cost of land currently ranges from $900,000 to $1,000,000 and the cost of building and site improvements currently ranges from $900,000 to $1,000,000. Costs in new markets may differ from these ranges.

The initial cost of the franchise fee, equipment, seating, signage and other interior costs of a standard new Burger King restaurant currently is approximately $385,000 (excluding the cost of the land, building and site improvements). In the markets in which we primarily operate, the cost of land generally ranges from $400,000 to $525,000 and the cost of building and site improvements generally ranges from $550,000 to $625,000.

We generally seek to acquire the land on which a new free-standing restaurant is to be situated, to fund construction of the restaurant building, and then at a later date enter into an arrangement to sell and leaseback the land and building under a long-term lease. Historically, we have been able to acquire and finance a large percentage of our locations under such leasing arrangements. Where we are unable to purchase the underlying land, we enter into a long-term lease for the land and fund the construction of the building from cash generated from our operations or with borrowings under our senior credit facility rather than through long-term leasing arrangements. We believe that in certain real estate markets, particularly Florida, an increasing number of our new restaurants likely may be situated on leased land.

The cost of developing and equipping new restaurants can vary significantly and depends on a number of factors, including the geographic location and site of those restaurants and national and local economic conditions. Accordingly, the cost of opening new restaurants in the future, including Pollo Tropical restaurants in the New York City metropolitan area, may differ substantially from, and may be significantly higher than, both the historical cost of restaurants previously opened and the estimated costs appearing above.

Seasonality

Our business is moderately seasonal due to regional weather conditions. Sales from our Pollo Tropical restaurants (primarily located in south and central Florida) are generally higher during the winter months than during the summer months. Sales from our Taco Cabana restaurants (located in Texas, Oklahoma and New Mexico) and our Burger King restaurants (primarily located in the northern United States) are generally higher during the summer months than during the winter months. We believe this seasonal impact is not material to our business as a whole because our multiple concepts operating in diverse geographic areas enable us to reduce our dependence on the economic performance of any one particular region.

Restaurant Locations

As of December 31, 2006, we owned and operated 76 Pollo Tropical restaurants, 74 of which were located in Florida and two in the New York City metropolitan area located in Northern New Jersey and in Brooklyn, New York. In addition, of 27 franchised Pollo Tropical restaurants as of December 31, 2006, 23 were in Puerto Rico; two were in Ecuador and two were on college campuses in Florida.

As of December 31, 2006, we owned and operated 143 Taco Cabana restaurants and franchised three Taco Cabana restaurants located in the following states:

	Owned	Franchised	Total
Texas	137	—	137
Oklahoma	5	—	5
New Mexico	1	2	3
Georgia	—	1	1

Total	143	3	146

The following table details the locations of our 328 Burger King restaurants as of December 31, 2006:

State	Total Restaurants
Indiana	5
Kentucky	9
Maine	4
Massachusetts	1
Michigan	25
New Jersey	2
New York	129
North Carolina	37
Ohio	83
Pennsylvania	12
South Carolina	20
Vermont	1

Total	328

Operations

Management Structure

We conduct substantially all of our executive management, finance, marketing and operations support functions from our corporate headquarters in Syracuse, New York, our Pollo Tropical division headquarters in Miami, Florida and our Taco Cabana division headquarters in San Antonio, Texas. The management structure for Pollo Tropical consists of an Executive Vice President, who has over 30 years of experience in the restaurant industry, and a Vice President of Operations and a Regional Director supported by nine district supervisors. The management structure of Taco Cabana consists of an Executive Vice President of Operations, who has over 30 years of restaurant experience, and a Regional Vice President and two Regional Directors supported by 18 district supervisors. Our Burger King operations are overseen by five Regional Directors, three of whom are Vice Presidents that have an average of 25 years of Burger King restaurant experience. Forty-four district supervisors that have an average of 22 years of restaurant management experience in the Burger King system support the Regional Directors.

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

Management Information Systems

Our management information systems, which we believe are more sophisticated than systems typically utilized by many small quick-casual/quick-service restaurant operators and many other Burger King franchisees, provide us with the ability to efficiently and effectively manage our restaurants and to ensure consistent application of operating controls at our restaurants. Our size also affords us the ability to maintain an in-house staff of information and restaurant systems professionals dedicated to continuously enhancing our systems. In addition, these capabilities allow us to integrate newly developed or acquired restaurants and to leverage our investments in information technology over a larger base of restaurants.

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

Burger King Franchise Agreements

Each of our Burger King restaurants operates under a separate franchise agreement with BKC. Our franchise agreements with BKC generally require, among other things, that all restaurants comply with specified design criteria and be operated in a prescribed manner, including utilization of the standard Burger King menu. In addition, our Burger King franchise agreements generally require that our restaurants conform to BKC’s current image and provide for remodeling of our restaurants at the request of BKC during the tenth year of the agreements to conform to such current image, which may require the expenditure of considerable funds. These franchise agreements with BKC generally provide for an initial term of 20 years and currently have an initial franchise fee of $50,000. In the event that we terminate any franchise agreement and close the related BKC restaurant prior to the expiration of its term, we may be required to pay BKC an amount calculated based on the net present value of the royalty stream that would have been realized by BKC had such franchise agreement not been terminated. Any franchise agreement, including renewals, can be extended at our discretion for an additional 20-year term, with BKC’s approval, provided that, among other things, the restaurant meets the current Burger King operating and image standards and the franchisee is not in default under the terms of the franchise agreement. The franchise agreement fee for subsequent renewals is currently $50,000. BKC may terminate any of the franchise agreements if an act of default is committed by us under these agreements. Defaults under the franchise agreements include, among other things, our failure to operate such Burger King restaurant in accordance with the operating standards and specifications established by BKC (including failure to use equipment, uniforms or decor approved by BKC), our failure to sell products approved or designated by BKC, our failure to pay royalties or advertising and sales promotion contributions as required, our unauthorized sale, transfer or assignment of such franchise agreement or the related restaurant, certain events of bankruptcy or insolvency with respect to us, conduct by us or our employees that has a harmful effect on the Burger King restaurant system, conviction of us or our executive officers for certain indictable offenses, our failure to maintain a responsible credit rating or the acquisition by us of an interest in any other hamburger restaurant business. We are not in default under any of the franchise agreements with BKC.

In order to obtain a successor franchise agreement with BKC, a franchisee is typically required to make capital improvements to the restaurant to bring it up to Burger King’s current image standards. The required capital improvements will vary widely depending upon the magnitude of the required changes and the degree to which we have made interim improvements to the restaurant. We have 18 franchise agreements due to expire in 2007, 28 franchise agreements due to expire in 2008 and 17 franchise agreements due to expire in 2009. In recent years, the historical costs of improving our Burger King restaurants in connection with franchise renewals generally have ranged from $200,000 to $400,000 per restaurant. However, any future costs for improving Burger King restaurants in connection with franchise renewals may vary significantly and will depend on a number of factors, including the geographic location and the size of those restaurants. In addition, the cost of capital improvements made in connection with future franchise agreement renewals may differ substantially from past franchise renewals.

We believe that we will be able to satisfy BKC’s normal franchise agreement renewal policies. Accordingly, we believe that renewal franchise agreements will be granted on a timely basis by BKC at the expiration of our existing franchise agreements. Historically, BKC has granted all of our requests for successor franchise agreements. However, there can be no assurances that BKC will grant these requests in the future.

We evaluate the performance of our Burger King restaurants on an ongoing basis. Such evaluation depends on many factors, including our assessment of the anticipated future operating results of the subject restaurants and the cost of required capital improvements that we would need to commit for such restaurants. If we determine that a Burger King restaurant is under-performing, we may elect to close such restaurant. We closed eight Burger King restaurants in 2006. We currently anticipate that we will likely elect to close approximately three to four Burger King restaurants in 2007. However, based on the current operating results of such restaurants, we believe that the impact on our results of operations as a result of such restaurant closures will not be material, although there can be no assurance in this regard. Our determination of whether to close such four restaurants is not final and is subject to further evaluation and may change. We may also elect to close additional Burger King restaurants in the future.

In addition to the initial franchise fee, we generally pay to BKC a monthly royalty. For an explanation of the franchise fees and royalties see “—Franchise Fees, Royalties and Early Successor Program” below. We also contribute 4% of restaurant sales from our Burger King restaurants to fund BKC’s national and regional advertising. BKC engages in substantial national and regional advertising and promotional activities and other efforts to maintain and enhance the Burger King brand. We supplement from time to time BKC’s marketing with our own local advertising and promotional campaigns. See “—Advertising and Promotion” below.

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

Franchise Fees, Royalties and Early Successor Program

On July 1, 2000, BKC increased its royalty and franchise fees for most new restaurants. The franchise fee for new restaurants increased to $50,000 for a 20-year agreement and the royalty rate generally increased from 3 1/2% of sales to 4 1/2% of sales. The royalty rates for existing franchise agreements are not affected by these changes until the time of renewal.

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

After evaluating the applicable royalty reductions and the acceleration of the required capital improvements, in 2000 we elected to renew 48 franchise agreements under BKC’s Early Successor Incentive Program. Burger King royalties, as a percentage of our Burger King restaurant sales, were 3.5% in 2006, 3.5% in 2005 and 3.4% in 2004. We anticipate our Burger King royalties, as a percentage of our Burger King restaurant sales, to increase to 3.7% in 2007 as a result of the above.

Hispanic Brands Franchise Operations

As of December 31, 2006, Pollo Tropical had three franchisees operating a total of 27 Pollo Tropical restaurants, 23 of which were located in Puerto Rico, two in Ecuador and two located on college campuses in Florida. As of December 31, 2006, Taco Cabana had two franchisees operating a total of three Taco Cabana restaurants. While our existing franchisees may open new restaurants from time to time, we are not actively expanding our franchise operations at the present time. However, we believe that there are significant opportunities to expand our Hispanic Brands outside of the United States and we may seek to franchise or license our Hispanic Brands in additional markets outside of the United States. Any such expansion into additional foreign markets ideally would take the form of a franchising or licensing arrangement with one or more experienced restaurant companies with operations in the target area. We believe that there are a number of geographic areas outside of the United States which have a significant component of the population with both adequate disposable income and a strong proclivity for foods similar to those offered by our Hispanic Brands. We currently have no understandings, commitments or agreements with respect to any such franchising or licensing arrangements of our Hispanic Brands outside of the United States other than for our franchised Pollo Tropical restaurants located in Puerto Rico and Ecuador.

All of our current franchisees are required to operate their restaurants in compliance with certain methods, standards and specifications developed by us regarding such matters as menu items, recipes, food preparation, materials, supplies, services, fixtures, furnishings, decor and signs. The franchisees have discretion to determine the prices to be charged to customers. In addition, all franchisees are required to purchase substantially all food, ingredients, supplies and materials from suppliers approved by us.

Advertising and Promotion

We believe our Hispanic Brands are among the most highly recognized quick-casual restaurant brands in their core markets of south and central Florida and Texas. Pollo Tropical and Taco Cabana utilize an integrated, multi-level marketing approach that includes periodic chain-wide promotions, direct mail, in-store promotions, local store marketing and other strategies, including the use of radio and television advertising in their major markets. Combination value meals are also utilized as well as limited time offer menu item promotions. Pollo Tropical advertises in both English and Spanish media throughout the year. As a percentage of Pollo Tropical restaurant sales, Pollo Tropical’s advertising expenditures were 1.6% in 2006, 1.9% in 2005 and 1.6% in 2004, due to lower television and radio advertising compared to prior years. As a percentage of our Taco Cabana restaurant sales, Taco Cabana’s advertising expenditures were 4.1% in 2006, 4.2% in 2005 and 4.1% in 2004.

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

Product Development

Each of Pollo Tropical and Taco Cabana has separate and complete product research and development functions, which we believe are comparable to other large multi-unit restaurant companies. These capabilities enable us to continually refine our menu offerings and develop new products for introduction in our Hispanic Brand restaurants. These functions include:

•	fully equipped test kitchens;

•	professional culinary and quality assurance team members;

•	consumer research protocol;

•	uniform and detailed product specification formats; and

•	product development committees that integrate marketing, operations, financial analysis and procurement.

Pollo Tropical’s test kitchen is located in our Miami division headquarters. The facility includes cooking equipment that mirrors the capability of a Pollo Tropical restaurant and a tasting area. Permanent staff positions include a Senior Director of R&D, a Manager of R&D and a Corporate Chef.

Taco Cabana’s test kitchen is located near our San Antonio division headquarters in leased commercial space. The facility includes a large test kitchen, with equipment that mirrors the capability of a Taco Cabana restaurant, office space for all R&D staff, and a large tasting and meeting room. Permanent staff positions include a Director of R&D, a Corporate Chef and a staff assistant.

Suppliers and Distributors

For our Pollo Tropical and Taco Cabana restaurants, we have negotiated directly with local and national suppliers for the purchase of food and beverage products and supplies to ensure consistent quality and freshness and to obtain competitive prices. Pollo Tropical and Taco Cabana restaurants’ food and supplies are ordered from approved suppliers and are shipped via distributors to the restaurants. Both brands are responsible for monitoring quality control and supervision of these suppliers and conduct inspections to observe the preparation and quality of products purchased. For our Pollo Tropical restaurants, Henry Lee, a division of Gordon Food Service, serves as our primary distributor of food and paper products under an agreement that expires on May 15, 2007. For our Taco Cabana restaurants, SYGMA Network, Inc. (SYGMA) serves as our primary distributor of food and beverage products and supplies. SYGMA purchases, warehouses and distributes products for these restaurants under a distribution service agreement that expires on June 1, 2009. We rely significantly on these suppliers but, in general, if any such suppliers are unable to service us, we believe that we have significant alternative sources available to us to avoid any material disruption in service. We also rely on Gold Kist under an agreement that expires on December 31, 2007 as our supplier and distributor of chicken for our Pollo Tropical restaurants and, although we believe that alternative sources of chicken are available to us, if such supplier is unable to service us, this could lead to a material disruption of service or supply until a new supplier is engaged, which could have a material adverse effect on our business. With respect to our distributors for our Pollo Tropical and Taco Cabana restaurants, although we believe that alternative distributors are available to us, if any of our distributors are unable to service us, this could lead to a material disruption of service or supply until a new distributor is engaged, which could have a material adverse effect on our business.

We are a member of a national purchasing cooperative, Restaurant Services, Inc., created for the Burger King system. Restaurant Services is a non-profit independent cooperative that acts as the purchasing agent for approved distributors to the Burger King system and serves to negotiate the lowest cost for the system. We use our purchasing power to negotiate directly with certain other vendors, to obtain favorable pricing and terms for supplying our Burger King restaurants. For our Burger King restaurants, we are required to purchase all of our foodstuffs, paper goods and packaging materials from BKC-approved suppliers. We currently utilize three distributors, Maines Paper & Food Service, Inc., Reinhart Food Service L.L.C. and MBM Food Service Inc., to

supply our Burger King restaurants with the majority of their foodstuffs in various geographical areas and, as of December 31, 2006, such distributors supplied 63%, 32% and 5%, respectively, of our Burger King restaurants. We may purchase non-food items such as kitchen utensils, equipment maintenance tools and other supplies from any suitable source so long as such items meet BKC product uniformity standards. All BKC-approved distributors are required to purchase foodstuffs and supplies from BKC-approved manufacturers and purveyors. BKC is responsible for monitoring quality control and supervision of these manufacturers and conducts regular visits to observe the preparation of foodstuffs, and to run various tests to ensure that only quality foodstuffs are sold to BKC-approved suppliers. In addition, BKC coordinates and supervises audits of approved suppliers and distributors to determine continuing product specification compliance and to ensure that manufacturing plant and distribution center standards are met. Although we believe that we have alternative sources of supply available to our Burger King restaurants, in the event any distributors or suppliers for our Burger King restaurants are unable to service us, this could lead to a disruption of service or supply at our Burger King restaurants until a new distributor or supplier is engaged, which could have an adverse effect on our business.

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

Trademarks

We believe that our names and logos for our Hispanic Brands are important to our operations. We have registered our principal Pollo Tropical and Taco Cabana logos and designs with the U.S. Patent and Trademark Office on the Principal Register as a service mark for our restaurant services. We also have secured or have applied for state and federal registrations of several other advertising or promotional marks, including variations of our principal marks, and have applied for or been granted registrations in foreign countries of our principal marks and several other marks. We intend to protect both Pollo Tropical and Taco Cabana trademarks by appropriate legal action whenever necessary. In certain foreign countries, we have been involved in trademark opposition proceedings to defend our rights to register certain trademarks. In that regard, we have discovered that an individual unaffiliated with us has registered, without our knowledge, authorization or consent, a trademark in Spain and the European Community for a name and logo virtually identical to our Pollo Tropical name and logo. We intend to initiate a cancellation action to declare such unauthorized trademark registration null and void. Although we believe we will be successful in the action, there can be no assurance in this regard.

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

We are also subject to various federal, state and local environmental laws, rules and regulations. We believe that we conduct our operations in substantial compliance with applicable environmental laws and regulations. None of the applicable environmental laws or regulations has had a material adverse effect on our results of operations, cash flows or financial condition.

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

Taco Cabana is subject to state “dram-shop” laws in the states in which it operates. Dram-shop laws provide a person injured by an intoxicated person the right to recover damages from an establishment that wrongfully served alcoholic beverages to the intoxicated or minor patron. We have specific insurance that covers claims arising under dram-shop laws. However, we cannot assure you that this insurance will be adequate to cover any claims that may be instituted against us.

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

Pollo Tropical’s competitors include national chicken-based concepts, such as Boston Market and KFC, and regional chicken-based concepts, as well as quick-service hamburger restaurant chains and other types of quick-casual restaurants.

Taco Cabana’s restaurants, although part of the quick-casual segment of the restaurant industry, compete in Texas, Oklahoma and New Mexico with quick-service restaurants, including those in the quick-service Mexican segment such as Taco Bell, other quick-casual restaurants and traditional casual dining Mexican restaurants. We believe that Taco Cabana’s combination of freshly prepared food, distinctive ambiance and superior service help to distinguish Taco Cabana restaurants from quick-service operators, while Taco Cabana’s price-value relationship enables it to compete favorably with more expensive casual dining Mexican restaurants.

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

Employees

As of December 31, 2006, we employed approximately 16,400 persons, of which approximately 300 were administrative personnel and approximately 16,000 were restaurant operations personnel. None of our employees is covered by collective bargaining agreements. We believe that our relations with our employees are good.

Availability of Information

We file annual, quarterly and current reports and other information with the Securities and Exchange Commission (the “SEC”). The public may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet site that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC. The address of that site is http://www.sec.gov.

We make available through our internet website (www.carrols.com) our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after electronically filing such material with the SEC. The reference to our website address is a textual reference only, meaning that it does not constitute incorporation by reference of the information contained on the website and should not be considered part of this document.

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

Negative publicity about food quality, illness, injury or other health concerns (including health implications of obesity and transfatty acids) or similar issues stemming from one restaurant or a number of restaurants could materially adversely affect us, regardless of whether they pertain to our own restaurants or to restaurants owned or operated by other companies. For example, health concerns about the consumption of beef or chicken or by specific events such as the outbreak of “mad cow” disease or “avian” flu could lead to changes in consumer preferences, reduce consumption of our products and adversely affect our financial performance. These events could reduce the available supply of beef or chicken or significantly raise the price of beef or chicken.

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

We have a substantial amount of indebtedness. As of December 31, 2006, we had $358.5 million of outstanding indebtedness, including $118.4 million of indebtedness under our prior senior credit facility, as defined in “Item 6—Selected Financial Data,” (excluding $15.0 million of outstanding letters of credit and $35.0 million of unused revolving credit borrowing availability under our prior senior credit facility), $180 million of 9% Senior Subordinated Notes due 2013 (the “Notes”), $58.6 million of lease financing obligations and $1.5 million of capital leases. On March 9, 2007, Carrols terminated its prior senior credit facility and entered into a loan agreement providing for a new senior credit facility with a syndicate of lenders (which we refer to herein as “new senior credit facility”). Our new senior credit facility totals approximately $185.0 million, consisting of $120.0 million principal amount of term loan A borrowings maturing on March 8, 2013 (or earlier on September 30, 2012 if the Notes are not refinanced by June 30, 2012) and a $65.0 million revolving credit facility (including a sub limit of up to $25.0 million for letters of credit and up to $5.0 million for swingline loans), maturing on March 8, 2012. As a result, we are a highly leveraged company. This level of indebtedness could have important consequences, including the following:

•	it will limit our ability to borrow money to fund our working capital, capital expenditures, acquisitions and debt service requirements and other financing needs;

•	a substantial portion of our operating cash flow will be dedicated to the repayment of our indebtedness and related interest, including indebtedness we may incur in the future;

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

Although covenants under our new senior credit facility and the Indenture (the “Indenture”) dated as of December 15, 2004 among Carrols, the Subsidiary Guarantors (as defined therein) and The Bank of New York, as trustee, governing the Notes limit our ability and the ability of our present and future restricted subsidiaries to incur additional indebtedness, the terms of our new senior credit facility and the Indenture governing the Notes permit us to incur significant additional indebtedness, including unused availability under our new revolving credit facility. As of December 31, 2006, we had $35.0 million available for additional revolving credit borrowings under our prior senior credit facility (after reserving for $15.0 million of letters of credit outstanding), subject to compliance with customary borrowing conditions. The new senior credit facility provides for a $65.0 million revolving credit facility of which $4.3 million was borrowed upon the close of the new senior credit facility on March 9, 2007 (excluding $15.0 million reserved for outstanding letters of credit). In addition, neither the new senior credit facility nor the Indenture governing the Notes prevent us from incurring obligations that do not constitute indebtedness as defined in those documents. To the extent that we incur additional indebtedness or other obligations, the risks associated with our substantial leverage described above, including our possible inability to service our debt, would increase.

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

Our business may not generate sufficient cash flow from operations and future borrowings under the new senior credit facility or from other sources may not be available to us in an amount sufficient to enable us to repay our indebtedness or to fund our other liquidity needs, including capital expenditure requirements. If we complete an acquisition, our debt service requirements could increase. A substantial portion of our indebtedness, including all of our indebtedness under the new senior credit facility, bears interest at floating rates, and therefore if interest rates increase, our debt service requirements will increase. We may need to refinance or restructure all or a portion of our indebtedness on or before maturity. We may not be able to refinance or restructure any of our indebtedness, including the new senior credit facility and the Notes, on commercially reasonable terms, or at all. If we cannot service or refinance or restructure our indebtedness, we may have to take actions such as selling assets, seeking additional equity or reducing or delaying capital expenditures, strategic acquisitions, investments and alliances, any of which could have a material adverse effect on our operations. Additionally, we may not be able to effect such actions, if necessary, on commercially reasonable terms, or at all.

In addition, upon the incurrence of specific kinds of change of control events, we must offer to purchase the Notes at 101% of the principal amount thereof plus accrued and unpaid interest to the purchase date. We may not have sufficient funds available to make any required repurchases of the Notes, and restrictions under our new senior credit facility may not allow that repurchase. If we fail to repurchase the Notes in that circumstance, we will be in default under the Indenture governing the Notes and, under cross-default clauses; we will also be in default under the new senior credit facility. In addition, certain change of control events will constitute an event of default under the new senior credit facility. A default under the new senior credit facility could result in an event of default under the Indenture if the administrative agent or the lenders accelerate the debt under the new senior credit facility. In the event of a default under our new senior credit facility or the Indenture, the holders of the applicable indebtedness generally would be able to declare all of that indebtedness to be due and payable as described in the following risk factor. Upon the occurrence of a change of control we could seek to refinance the indebtedness under the new senior credit facility and the Notes or obtain a waiver from the lenders or the noteholders. We cannot assure you, however, that we would be able to obtain a waiver or refinance our indebtedness on commercially reasonable terms, if at all, in which case we might be required to sell assets to satisfy our repayment obligations. Any future debt that we incur may also contain provisions requiring the repayments of that debt upon the occurrence of similar change of control events or restrictions on repayment of the Notes or borrowings under our new senior credit facility upon a change of control.

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

In addition, the new senior credit facility requires us to comply with various operational and other covenants and restricts our ability to prepay our subordinated indebtedness. Also, the prior senior credit facility required and the new senior credit facility requires, us to maintain compliance with specified financial ratios, including fixed charge coverage, senior leverage and total leverage ratios (as such terms are defined in the new senior credit facility). At December 31, 2006, we were in compliance with such covenants under the prior senior credit facility. At December 31, 2006, under the prior senior credit facility, our fixed charge coverage ratio was 1.41 to 1.00 which was in excess of the required minimum fixed charge coverage ratio under the prior senior credit facility at December 31, 2006 of 1.25 to 1.00, our senior leverage ratio was 1.33 to 1.00 which was lower than the maximum allowable senior leverage ratio under the prior senior credit facility at December 31, 2006 of 2.50 to 1.00 and our total leverage ratio was 3.32 to 1.00 which was lower than the maximum allowable total leverage ratio under the prior senior credit facility at December 31, 2006 of 5.00 to 1.00. However, our ability to comply with these ratios under the new senior credit facility may be affected by events beyond our control. Any other debt instruments we enter into in the future may also have provisions similar to those described above.

The restrictions contained in the Indenture governing the Notes and the new senior credit facility and in any other debt instruments we may enter into in the future could:

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

In the event of a default under our new senior credit facility or the Indenture and in any other debt instruments we may enter into in the future, the holders of the applicable indebtedness generally would be able to declare all of that indebtedness, together with accrued interest, to be due and payable. In addition, borrowings under the new senior credit facility are secured by a pledge of all of the outstanding capital stock of Carrols and its material subsidiaries and, in the event of a default under that facility, the lenders generally would be entitled to seize the collateral. In addition, default under one debt instrument could in turn permit lenders under other debt instruments to declare borrowings outstanding under those other instruments to be due and payable pursuant to cross default clauses. Moreover, upon the occurrence of an event of default under the new senior credit facility, the commitment of the lenders to make any further loans to us would be terminated. Any such actions or events could force us into bankruptcy and liquidation and we cannot provide any assurance that we could repay our obligations under the new senior credit facility or the Notes or any other indebtedness we may incur in the future. Moreover, our assets and cash flow may not be sufficient to fully repay borrowings under our debt instruments, either upon maturity or if accelerated following a default. Accordingly, the occurrence of a default under any debt instrument, unless cured or waived, would likely have a material adverse effect on our business.

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

Our franchise agreements typically have a 20-year term after which BKC’s consent is required to receive a successor franchise agreement. Our franchise agreements with BKC that are set to expire over the next three years are as follows:

•	18 of our franchise agreements with BKC are due to expire in 2007;

•	28 of our franchise agreements with BKC are due to expire in 2008; and

•	17 of our franchise agreements with BKC are due to expire in 2009.

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

Effective internal controls are necessary for us to provide reliable financial reports and effectively prevent fraud. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. In the past, we have identified and reported material weaknesses in our internal control over financial reporting and concluded that our disclosure controls and procedures were ineffective. In addition, we may in the future discover areas of our internal controls that need improvement or that constitute material weaknesses. A material weakness is a control deficiency (within the meaning of Public Company Accounting Oversight Board Auditing Standard No. 2), or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of annual or interim financial statements will not be prevented or detected. We are continuing to work to improve our internal controls. We cannot be certain that these measures will ensure that we implement and maintain adequate controls over our financial processes and reporting in the future. Any failure to remediate material weaknesses in our internal control over financial reporting or to implement and maintain effective internal controls, or difficulties encountered in their implementation, could cause us to fail to timely meet our reporting obligations, result in material misstatements in our financial statements or could result in defaults under our new senior credit facility, the Indenture governing the Notes or under any other debt instruments we may enter into in the future. Deficiencies in our internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our common stock.

There can be no assurance that we will not have to restate our financial statements in the future.

We have undergone several restatements of our financial statements. In response to this situation, we have taken what we believe to be the necessary measures to ensure that restatements will not occur in the future. However, there can be no assurance that future restatements will not be necessary due to evolving policies, revised or new accounting pronouncements or other factors. Any future restatements of our financial statements could cause us to fail to timely meet our reporting obligations or could result in defaults under our new senior credit facility, the Indenture governing the Notes or under any other debt instruments we may enter into in the future. Future restatements of our financial statements could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our common stock.

We may incur significant liability or reputational harm if claims are brought against us or against our franchisees.

We or our franchisees may be subject to complaints, regulatory proceedings or litigation from guests or other persons alleging food-related illness, injuries suffered in our premises or other food quality, health or operational concerns, including environmental claims. In addition, in recent years a number of restaurant companies have been subject to lawsuits, including class action lawsuits, alleging, among other things, violations of federal and state law regarding workplace and employment matters, discrimination, harassment, wrongful termination and wage, rest break, meal break and overtime compensation issues and, in the case of quick service restaurants, alleging that they have failed to disclose the health risks associated with high-fat foods and that their marketing practices have encouraged obesity. We may also be subject to litigation or other actions initiated by governmental authorities, our employees and our franchisees, among others, based upon these and other matters. For example, in November 1998, the Equal Employment Opportunity Commission (the “EEOC”) filed suit in the

United States District Court for the Northern District of New York against Carrols, alleging that Carrols engaged in a pattern and practice of unlawful discrimination, harassment and retaliation against former and current female employees. Although the case was dismissed by the court, subject to possible appeal by the EEOC, the court noted that it was not ruling on the claims, if any, that individual employees might have against Carrols. A significant judgment against us could have a material adverse effect on our financial performance or liquidity. Adverse publicity resulting from such allegations or occurrences or alleged discrimination or other operating issues stemming from one of our locations, a number of our locations or our franchisees could adversely affect our business, regardless of whether the allegations are true, or whether we are ultimately held liable. Any cases filed against us could materially adversely affect us if we lose such cases and have to pay substantial damages or if we settle such cases. In addition, any such cases may materially and adversely affect our operations by increasing our litigation costs and diverting our attention and resources to address such actions. In addition, if a claim is successful, our insurance coverage may not cover or be adequate to cover all liabilities or losses and we may not be able to continue to maintain such insurance, or to obtain comparable insurance at a reasonable cost, if at all. If we suffer losses, liabilities or loss of income in excess of our insurance coverage or if our insurance does not cover such loss, liability or loss of income, there could be a material adverse effect on our results of operations. See “Item 3. Legal Proceedings.”

Our franchisees could take actions that harm our reputation and reduce our franchise revenues.

As of December 31, 2006, a total of 30 Pollo Tropical and Taco Cabana restaurants were owned and operated by our franchisees. We do not exercise control of the day-to-day operations of our franchisees. While we attempt to ensure that franchisee-owned restaurants maintain the same high operating standards as our company-owned restaurants, one or more of these franchisees may fail to meet these standards. Any shortcomings at our franchisee-owned restaurants are likely to be attributed to our company as a whole and could adversely affect our reputation and damage our brands, as well as have a direct negative impact on franchise revenues we receive from these franchisees

If the sale/leaseback market requires significantly higher yields, we may not enter into sale/leaseback transactions and as a result would not receive the related net proceeds.

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

Our financial performance is dependent on our continuing ability to offer fresh, quality food at competitive prices. If a significant disruption in service or supply by certain of our suppliers or distributors were to occur, it could create disruptions in the operations of our restaurants, which could have a material adverse effect on us.

For our Pollo Tropical and Taco Cabana restaurants, we have negotiated directly with local and national suppliers for the purchase of food and beverage products and supplies. Pollo Tropical and Taco Cabana restaurants’ food and supplies are ordered from approved suppliers and are shipped via distributors to the restaurants. For our Pollo Tropical restaurants, Henry Lee, a division of Gordon Food Service, serves as our primary distributor of food and paper products under an agreement that expires on May 15, 2007. For our Taco Cabana restaurants, SYGMA Network, Inc. serves as our primary distributor of food and beverage products and supplies under a distribution services agreement that expires on June 1, 2009. We also rely on Gold Kist under an agreement that expires on December 31, 2007 as our supplier and distributor of chicken for our Pollo Tropical restaurants and if Gold Kist is unable to service us, this could lead to a material disruption of service or supply until a new supplier is engaged which could have a material adverse effect on our business. With respect to our distributors for our Pollo Tropical and Taco Cabana restaurants, if any of our distributors is unable to service us, this could lead to a material disruption of service or supply until a new distributor is engaged, which could have a material adverse effect on our business. For our Burger King restaurants, we are a member of a national purchasing cooperative, Restaurant Services, Inc., which serves as the purchasing agent for approved distributors to the Burger King system. We are required to purchase all of our foodstuffs, paper goods and packaging materials from BKC-approved suppliers for our Burger King restaurants. We currently utilize three distributors, Maines Paper & Food Service, Inc., Reinhart Food Service L.L.C. and MBM Food Service Inc., to supply our Burger King restaurants with the majority of their foodstuffs in various geographical areas and, as of December 31, 2006, such distributors supplied 63%, 32% and 5%, respectively of our Burger King restaurants. Although we believe that we have alternative sources of supply available to our Burger King restaurants, in the event any distributors or suppliers for our Burger King restaurants are unable to service us, this could lead to a disruption of service or supply at our Burger King restaurants until a new distributor or supplier is engaged, which could have an adverse effect on our business.

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

The efficiency and quality of our competitors’ advertising and promotional programs and the extent and cost of our advertising could have a material adverse effect on our results of operations and financial condition.

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

As of December 31, 2006, excluding our franchised locations, all but two of our Pollo Tropical restaurants were located in Florida and approximately 96% of our Taco Cabana restaurants were located in Texas. Also, as of December 31, 2006, 65% of our Burger King restaurants were located in New York and Ohio. Therefore, the economic conditions, state and local government regulations, weather conditions or other conditions affecting Florida, Texas, New York and Ohio and the tourism industry affecting Florida may have a material impact on the success of our restaurants in those locations. For example, the events of September 11, 2001 had a significant negative impact on tourism in Florida, which adversely impacted the revenues and operating results at our Pollo Tropical restaurants.

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

We may in the future seek to acquire other restaurant chains. Although we believe that opportunities for future acquisitions may be available from time to time, increased competition for acquisition candidates exists and may continue in the future. Consequently, there may be fewer acquisition opportunities available to us as well as higher acquisition prices. There can be no assurance that we will be able to identify, acquire, manage or successfully integrate acquired restaurant companies without substantial costs, delays or operational or financial problems. In the event we are able to acquire other restaurant companies, the integration and operation of the acquired restaurants may place significant demands on our management, which could adversely affect our ability to manage our existing restaurants. We also face the risk that our existing systems, procedures and financial controls will be inadequate to support any restaurant chains we may acquire and that we may be unable to successfully integrate the operations and financial systems of any chains we may acquire with our own systems. While we may evaluate and discuss potential acquisitions from time to time, we currently have no understandings, commitments or agreements with respect to any acquisitions. We may be required to obtain additional financing to fund future acquisitions. There can be no assurance that we will be able to obtain additional financing on acceptable terms or at all. Both the new senior credit facility and the Indenture governing the Notes contain restrictive covenants that may prevent us from incurring additional debt or acquiring additional restaurant chains. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

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

The market price of our common stock may be highly volatile or may decline regardless of our operating performance.

The trading price of out common stock may fluctuate substantially. The price of our common stock that will prevail in the market may be higher or lower than the price you pay, depending on many factors, some of which are beyond our control. Broad market and industry factors may adversely affect the market price of our common stock, regardless of our actual operating performance. The fluctuations could cause a loss of all or part of an investment in our common stock. Factors that could cause fluctuation in the trading price of our common stock may include, but are not limited to the following:

•	price and volume fluctuations in the overall stock market from time to time;

•	significant volatility in the market price and trading volume of companies generally or restaurant companies (including BKC) in particular;

•	actual or anticipated variations in the earnings or operating results of our company or our competitors;

•	actual or anticipated changes in financial estimates by us or by any securities analysts who might cover our stock or the stock of other companies in our industry;

•	market conditions or trends in our industry and the economy as a whole;

•	announcements by us or our competitors of significant acquisitions, strategic partnerships or divestitures;

•	announcements of investigations or regulatory scrutiny of our operations or lawsuits filed against us;

•	capital commitments;

•	changes in accounting principles;

•	additions or departures of key personnel; and

•	sales of our common stock, including sales of large blocks of our common stock or sales by our directors and officers.

In addition, if the market for restaurant company stocks or the stock market in general experiences loss of investor confidence, the trading price of our common stock could decline for reasons unrelated to our business, results of operations or financial condition. The trading price of our common stock might also decline in reaction to events that affect other companies in our industry (including BKC) or related industries even if these events do not directly affect us.

In the past, following periods of volatility in the market price of a company’s securities, class action securities litigation has often been brought against that company. Due to the potential volatility of our stock price, we may therefore be the target of securities litigation in the future. Securities litigation could result in substantial costs and divert management’s attention and resources from our business, and could also require us to make substantial payments to satisfy judgments or to settle litigation.

The concentrated ownership of our capital stock by insiders will likely limit your ability to influence corporate matters.

Our executive officers, directors and funds managed by entities affiliated with Madison Dearborn Partners, LLC (“Madison Dearborn”) and BIB Holdings (Bermuda) Ltd. (“BIB”) together own approximately 45.5% of our common stock outstanding. In particular, BIB and funds managed by affiliates of Madison Dearborn in the aggregate each owned approximately 17.2% of our outstanding common stock outstanding, based on shares outstanding as of March 16, 2007. In addition, our executive officers and directors (excluding directors affiliated with Madison Dearborn and BIB) together owned approximately 11.1% of our common stock outstanding, based on shares outstanding as of March 16, 2007. As a result, our executive officers and these directors, if they act as a group, and BIB and the funds managed by affiliates of Madison Dearborn will be able to significantly influence matters that require approval by our stockholders, including the election of directors and approval of significant corporate transactions such as mergers and acquisitions. The directors will have the authority to make decisions affecting our capital structure, including the issuance of additional debt and the declaration of dividends. BIB and the funds managed by Madison Dearborn may also have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. Corporate action might be taken even if other stockholders oppose them. This concentration of ownership might also have the effect of delaying or preventing a change of control of our company that other stockholders may view as beneficial, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company and might ultimately depress the market price of our common stock.

A substantial number of shares of our common stock will be eligible for sale in the near future, which could cause our common stock price to decline significantly.

If our stockholders sell, or the market perceives that our stockholders intend to sell, substantial amounts of our common stock in the public market, the market price of our common stock could decline significantly. These sales may also make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem appropriate. As of March 16, 2007, we had 21,550,826 shares of our common stock outstanding. Of these shares, 9,925,286 shares sold in the IPO are freely tradable, 466,521 additional shares of common stock will be available for sale in the public market approximately 90 days after December 14, 2006, and 11,159,019 additional shares of common stock will be available for sale in the public markets 180 days after December 14, 2006 (subject to possible extension by up to an additional 34 days) following the expiration of the lock-up agreements entered into by our executive officers and directors and some of our stockholders in connection with the IPO. However, Wachovia Capital Markets, LLC and Banc of America Securities LLC, the lead underwriters in the IPO, may, in their sole discretion and at any time or from time to time, without notice, release all or any portion of the shares subject to the lock-up agreements.

In addition, holders of 9,561,382 shares of our common stock have the right to require us to register those shares under the Securities Act or to include those shares in subsequent registration statements we may file with the SEC, in each case to enable the holders to sell those shares in the public markets. In addition, an aggregate of 74,700 shares of restricted common stock and options to purchase an aggregate of 1,251,950 shares of our common stock were outstanding under our 2006 Stock Incentive Plan as of March 16, 2007, and we intend, in the near future, to register these shares of restricted stock and the shares issuable upon exercise of those options, as well as the other shares available for issuance under our 2006 Stock Incentive Plan.

We do not expect to pay any cash dividends for the foreseeable future, and the Indenture governing the Notes and the new senior credit facility limit Carrols’ ability to pay dividends to us and consequently our ability to pay dividends to our stockholders.

We do not anticipate that we will pay any cash dividends to holders of our common stock in the foreseeable future. The absence of a dividend on our common stock may increase the volatility of the market price of our common stock or make it more likely that the market price of our common stock will decrease in the event of adverse economic conditions or adverse developments affecting our company. We are a holding company and conduct all of our operations through our direct and indirect subsidiaries. As a result, for us to pay dividends, we would need to rely on dividends or distributions to us from Carrols and indirectly from subsidiaries of Carrols. The Indenture governing the Notes and the new senior credit facility limit, and the debt instruments that we and our subsidiaries may enter into in the future may limit, the ability of Carrols and its subsidiaries to pay dividends to us and our ability to pay dividends to our stockholders.

If securities analysts do not publish research or reports about our business or if they downgrade our stock, the price of our stock could decline.

The trading market for our common stock will rely in part on the research and reports that industry or financial analysts publish about us or our business. We cannot assure you that these analysts will publish research or reports about us or that any analysts that do so will not discontinue publishing research or reports about us in the future. If one or more analysts who cover us downgrade our stock, our stock price could decline rapidly. If analysts do not publish reports about us or if one or more analysts cease coverage of our stock, we could lose visibility in the market, which in turn could cause our stock price to decline.

Provisions in our restated certificate of incorporation and amended and restated bylaws or Delaware law might discourage, delay or prevent a change of control of our company or changes in our management and, therefore, depress the trading price of our common stock.

Delaware corporate law and our restated certificate of incorporation and amended and restated bylaws contain provisions that could discourage, delay or prevent a change in control of our company or changes in our management that the stockholders of our company may deem advantageous. These provisions:

•	require that special meetings of our stockholders be called only by our board of directors or certain of our officers, thus prohibiting our stockholders from calling special meetings;

•

deny holders of our common stock cumulative voting rights in the election of directors, meaning that stockholders owning a majority of our outstanding shares of common stock will be able to elect all of our directors;

•	authorize the issuance of “blank check” preferred stock that our board could issue to dilute the voting and economic rights of our common stock and to discourage a takeover attempt;

•

provide that approval of our board of directors or a supermajority of stockholders is necessary to make, alter or repeal our amended and restated bylaws and that approval of a supermajority of stockholders is necessary to amend, alter or change certain provisions of our restated certificate of incorporation;

•	establish advance notice requirements for stockholder nominations for election to our board or for proposing matters that can be acted upon by stockholders at stockholder meetings;

•	divide our board into three classes of directors, with each class serving a staggered 3-year term, which generally increases the difficulty of replacing a majority of the directors;

•	provide that directors only may be removed for cause by a majority of the board or by a supermajority of our stockholders; and

•

require that any action required or permitted to be taken by our stockholders must be effected at a duly called annual or special meeting of stockholders and may not be effected by any consent in writing.

We will incur increased costs as a result of being a public company.

As a public company, we will incur significant legal, accounting and other expenses that we did not incur as a private company prior to completion of the IPO. The Sarbanes-Oxley Act of 2002 and related rules of the SEC, and The NASDAQ Stock Market regulate corporate governance practices of public companies. We expect that compliance with these public company requirements will increase our costs and make some activities more time-consuming. For example, we may be required to adopt additional internal controls and disclosure controls and procedures. In addition, we will incur additional expenses associated with our SEC reporting requirements. A number of those requirements will require us to carry out activities we have not done previously. For example, under Section 404 of the Sarbanes-Oxley Act, for our annual report on Form 10-K for the year ending December 31, 2007 we will need to document and test our internal control procedures, our management will need to assess and report on our internal control over financial reporting and our independent accountants will need to issue an opinion on that assessment and the effectiveness of those controls. Furthermore, if we identify any issues in complying with those requirements (for example, if we or our accountants identify a material weakness or significant deficiency in our internal control over financial reporting), we could incur additional costs rectifying those issues, and the existence of those issues could adversely affect us, our reputation or investor perceptions of us. We also expect that it will be difficult and expensive to obtain director and officer liability insurance, and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified persons to serve on our board of directors or as executive officers. Advocacy efforts by stockholders and third parties may also prompt even more changes in governance and reporting requirements. We cannot predict or estimate the amount of additional costs we may incur as a result of being a public company or the timing of such costs.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not Applicable.

ITEM 2.	PROPERTIES

As of December 31, 2006, we owned or leased the following restaurant properties:

	Owned Land; Owned Building	Leased Land; Owned Building	Leased Land; Leased Building(1)	Total(2)
Restaurants:
Pollo Tropical	2	25	49	76
Taco Cabana	6	28	109	143
Burger King	11	25	292	328

Total operating restaurants (1)(2)	19	78	450	547

(1)	Includes 17 restaurants located in mall shopping centers, four in-line or storefront locations and six co-branded locations.
(2)	Excludes restaurants operated by our franchisees. In addition, as of December 31, 2006, we had four restaurants under construction, thirteen properties leased to third parties and three properties available for sale or lease.

As of December 31, 2006, we leased 97% of our Pollo Tropical restaurants, 96% of our Taco Cabana restaurants and 97% of our Burger King restaurants. We typically enter into leases (including options to renew) ranging from 20 to 40 years. The average remaining term for all leases, including options, was approximately 25 years at December 31, 2006. Generally, we have been able to renew leases, upon or prior to their expiration, at the prevailing market rates, although there can be no assurance that this will continue to occur.

Most of our Burger King restaurant leases are coterminous with the related franchise agreements. We believe that we generally will be able to renew, at commercially reasonable rates, the leases whose terms expire prior to the expiration of that location’s Burger King franchise agreement, although there can be no assurance that this will occur.

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

On November 16, 1998, the EEOC filed suit in the United States District Court for the Northern District of New York (the “Court”), under Title VII of the Civil Rights Act of 1964, as amended, against Carrols. The complaint alleged that Carrols engaged in a pattern and practice of unlawful discrimination, harassment and retaliation against former and current female employees. The EEOC identified approximately 450 individuals (which was subsequently increased to 511 individuals) that it believed represented the class of claimants and was seeking monetary and injunctive relief from Carrols.

On April 20, 2005, the Court issued a decision and order granting Carrols’ Motion for Summary Judgment that Carrols filed in January 2004. Subject to possible appeal by the EEOC, the case is dismissed, however the Court noted that it was not ruling on the claims, if any, that individual employees might have against Carrols. We do not believe that any individual claim, if any, would have a material adverse impact on our consolidated financial statements.

On February 27, 2006, Carrols filed a motion for summary judgment to dismiss all but between four and 17 of the individual claims. On July 10, 2006, in its response to that motion, the EEOC has asserted that, notwithstanding the Court’s dismissal of the case as a class action, the EEOC may still maintain some kind of collective action on behalf of these claimants. Oral argument before the Court was held on October 4, 2006 and we are awaiting the Court’s decision on Carrols’ summary judgment motion. Although we believe that the EEOC’s continued class litigation argument is without merit, it is not possible to predict the outcome of the pending motion.

On November 30, 2002, four former hourly employees commenced a lawsuit against Carrols in the United States District Court for the Western District of New York entitled Dawn Seever, et al. v. Carrols Corporation. The lawsuit alleges, in substance, that Carrols violated certain minimum wage laws under the federal Fair Labor Standards Act and related state laws by requiring employees to work without recording their time and by retaliating against those who complained. The plaintiffs seek damages, costs and injunctive relief. They also seek to notify, and eventually certify, a class consisting of current and former employees who, since 1998, have worked, or are working, for Carrols. As a result of the July 21, 2005 Status Conference, the parties agreed to withdraw Plaintiff’s Motions to Certify and for National Discovery, and Defendant’s Motion to Disqualify Counsel and related motions, to allow both sides limited additional discovery. Carrols has since filed a Motion for Summary Judgment as to the existing Plaintiffs that the Court has under consideration. On January 19, 2007, plaintiffs refiled a Motion to certify and for National Discovery and Carrols intends to oppose such Motion. It is too early to evaluate the likelihood of an unfavorable outcome or estimate the amount or range of potential loss. Consequently, it is not possible to predict what adverse impact, if any, this case could have on our consolidated financial condition or results of operations and cash flows. We intend to continue to contest this case vigorously.

We are a party to various other litigation matters incidental to the conduct of our business. We do not believe that the outcome of any of these other matters will have a material adverse effect on our consolidated financial statements.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

In connection with our preparation for our IPO, a majority of our stockholders took action by written consent on one occasion during the quarter ended December 31, 2006.

On November 21, 2006, a majority of our stockholders acted by written consent to: (1) approve a Certificate of Amendment to our Certificate of Incorporation with respect to changing our name to Carrols Restaurant Group, Inc., (2) ratify, affirm, approve and adopt actions taken by certain of our officers in connection with the IPO, (3) approve and adopt the terms and provisions of our Restated Certificate of Incorporation, (4) approve and adopt the terms and provisions of our Amended and Restated Bylaws, (5) ratify, affirm, approve and adopt a forward stock split of 11.288 to one on our outstanding shares of common stock effective immediately prior to the effective date of the IPO, (6) elect Jack A. Smith and Joel M. Handel to fill vacancies on our Board of Directors effective immediately prior to the effective date of the IPO, (7) elect Alan Vituli and Daniel T. Accordino as Class I directors to our Board of Directors; Joel M. Handel and Clayton Wilhite as Class II directors to our Board of Directors; and Robin P. Selati, Jack A. Smith and Olaseni Adeyemi Sonuga as Class III directors to our Board of Directors, and (8) to approve and adopt the terms and provisions of our 2006 Stock Incentive Plan.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

In December 2006, we and certain selling stockholders completed the IPO in which Carrols Restaurant Group and those stockholders sold 5,666,666 and 5,333,334 shares of our common stock, respectively, (including 1,000,000 shares sold by the selling stockholders upon the underwriters’ exercise of its over-allotment option) at an initial public offering price of $13.00 per share. In connection with and prior to the IPO, we effected an 11.288 for one stock split on December 8, 2006. Our common stock commenced trading on The NASDAQ Global Market under the symbol “TAST” on December 15, 2006. The high and low closing prices of our common stock from December 15, 2006 through December 31, 2006 were $15.20 and $14.15, respectively. As of March 16, 2007, there were 21,550,826 shares of our common stock outstanding held by 702 holders of record. This excludes persons whose shares are held of record by a bank, brokerage house or clearing agency.

Dividends

We did not pay any cash dividends during the fiscal years 2006 or 2005. In December 2004, we made a one-time cash dividend of $116.8 million to our stockholders and also distributed approximately $20.3 million to employees and an outside director holding certain options to purchase our common stock from the net proceeds of the December 2004 Transactions. The special cash dividend was paid on December 28, 2004.

We do not anticipate paying any cash dividends on our common stock in the foreseeable future. We currently intend to retain all available funds to fund the development and growth of our business. In addition, we are a holding company and conduct all of our operations through our direct and indirect subsidiaries. As a result, for us to pay dividends, we need to rely on dividends or distributions to us from Carrols and indirectly from subsidiaries of Carrols. The Indenture governing the Notes and the new senior credit facility limit, and debt instruments that we and our subsidiaries may enter into in the future may limit the ability of Carrols and its subsidiaries to pay dividends to us and our ability to pay dividends to our stockholders.

Equity Compensation Plans

The following table summarizes the equity compensation plans under which our common stock may be issued as of December 31, 2006. Stockholders of the Company approved all plans.

	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	1,317,550	$14.30	1,982,450
Equity compensation plans not approved by security holders	—	—	—

Total	1,317,550	$14.30	1,982,450

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We did not repurchase any of our registered securities during the fourth quarter of 2006 and we do not have a formal or publicly announced stock repurchase program.

Use of Proceeds

On December 14, 2006, our registration statement on Form S-1 (Registration No. 333-137524) was declared effective for our IPO, pursuant to which we and certain selling stockholders sold 5,666,666 and 5,333,334 shares of our common stock, respectively (including 1,000,000 shares sold by the selling stockholders upon the underwriters’ exercise of its over-allotment option) at an initial public offering price of $13.00 per share. The IPO closed on December 20, 2006 and, as a result, we received net proceeds of approximately $65.4 million from the sale of shares of our common stock in the IPO after deducting underwriting discounts and commissions and offering expenses payable by us of approximately $8.3 million. We contributed the net proceeds from the IPO to Carrols (before deducting offering expenses payable by us), which used such funds to repay approximately $68.0 million principal amount of term loan borrowings under our prior senior credit facility. The joint book running managers of the IPO were Wachovia Capital Markets, LLC and Banc of America Securities LLC.

No payments for such expenses were made directly or indirectly to (i) any of our officers or directors or their associates, (ii) any persons owning 10% or more of any class of our equity securities, or (iii) any of our affiliates. We did not receive any proceeds from the sale of common stock in IPO by the selling stockholders. There has been no material change in the planned use of proceeds from our IPO from that described in the final prospectus filed with the SEC pursuant to Rule 424(b) of the Securities Act of 1933, as amended.

Stock Performance Graph

The following graph compares, from December 15, 2006 (the date on which our common stock began trading on The NASDAQ Global Market), the cumulative total stockholder return on our common stock with the cumulative total returns of The NASDAQ Composite Index and a peer group, The S&P Small Cap Restaurant Index. We have elected to use the S&P Small Cap Restaurant Index in compiling our stock performance graph because we believes the S&P Small Cap Restaurant Index represents a comparison to competitors with similar market capitalization as us.

The initial public offering price of our common stock in the IPO was $13.00 and the closing price of our common stock on December 15, 2006 (the date on which our common stock began trading on The NASDAQ Global Market) was $15.20. The following graph is based upon the closing price of our common stock from December 15, 2006 through December 31, 2006.

	12/15/06	12/31/06
Carrols Restaurant Group, Inc.	$100.00	$93.29
NASDAQ Composite	$100.00	$99.79
S & P SmallCap Restaurant Index	$100.00	$101.18

ITEM 6.	SELECTED FINANCIAL DATA

December 2004 Transactions

On December 15, 2004, Carrols completed the private placement of $180.0 million of its 9% Senior Subordinated Notes due 2013, which we refer to as the “Notes.” Concurrently, Carrols repaid all outstanding borrowings under our then existing senior secured credit facility and amended and restated such senior credit facility with a new syndicate of lenders, which we refer to as the “prior senior credit facility.” Carrols received $400.0 million in total proceeds that included the issuance of the Notes and term loan B borrowings of $220.0 million under the prior senior credit facility. The proceeds were primarily utilized to repay borrowings outstanding under the then existing senior credit facility of $74.4 million, to retire all of Carrols’ 9 1/2% senior subordinated notes due 2008 (including redemption premiums) in the amount of $175.9 million, to pay a dividend to Carrols Restaurant Group, the sole stockholder of Carrols, in the amount of $116.8 million (and Carrols Restaurant Group concurrently paid a dividend to its stockholders in the aggregate amount of $116.8 million), to pay fees and expenses related to the refinancing of $8.8 million, and to pay a bonus to employees (including management) and an outside director, who owned options to purchase common stock of Carrols Restaurant Group, totaling $20.9 million, which includes $0.6 million of payroll taxes. We also recorded an $8.9 million loss on early extinguishment of debt primarily from the write-off of previously deferred financing costs and premiums in conjunction with the retirement of the 9 1/2% Senior Subordinated Notes. In this Annual Report on Form 10-K we refer to the Notes offering, Carrols entering into the prior senior credit facility and the term loan borrowings thereunder, the repayment of all outstanding borrowings under the then existing senior credit facility, retirement of all of the outstanding 9 1/2% Senior Subordinated Notes, the payment of a dividend to our stockholders and the distribution to our employees (including management) and a director as the “December 2004 Transactions.”

December 2006 IPO

In December 2006, we and certain selling stockholders completed an IPO of 5,666,666 and 5,333,334 shares of our common stock, respectively, (including 1,000,000 shares sold by the selling stockholders upon the underwriters’ exercise of its over-allotment option) shares of common stock, respectively, at an initial public offering price of $13.00 per share. We received net proceeds of approximately $65.4 million from the sale of shares of our common stock in the offering after deducting underwriting discounts and commissions and offering expenses payable by us. We contributed the net proceeds from the IPO to Carrols, which used such funds to repay approximately $68.0 million principal amount of term loan borrowings under the prior senior credit facility.

The following table sets forth our selected consolidated financial data derived from our audited consolidated financial statements for each of the fiscal years ended December 31, 2002, 2003, 2004, 2005 and 2006. The information in the following table should be read together with our consolidated financial statements and accompanying notes as of December 31, 2005 and 2006 and for the years ended December 31, 2004, 2005 and 2006, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included under Item 7 of this report. These historical results are not necessarily indicative of the results to be expected in the future. Our fiscal years ended December 31, 2002, 2003, 2005 and 2006 each contained 52 weeks. Our fiscal year ended December 31, 2004 contained 53 weeks. The amounts in the table below reflect rounding adjustments.

The difference between the consolidated financial statements of Carrols Restaurant Group and Carrols is primarily due to additional rent expense of approximately $6,000 per year for Carrols Restaurant Group and the composition of stockholders’ deficit.

	Year Ended December 31,
	2002	2003	2004	2005	2006
	(Dollar in thousands, except share and per share data)
Statements of operations data:
Revenues:
Restaurant sales	$655,545	$643,579	$696,343	$705,422	$750,069
Franchise royalty revenues and fees	1,482	1,406	1,536	1,488	1,357

Total revenues	657,027	644,985	697,879	706,910	751,426

Costs and expenses:
Cost of sales	183,976	181,182	202,624	204,620	211,236
Restaurant wages and related expenses (1)	196,258	194,315	206,732	204,611	218,797
Restaurant rent expense	30,940	31,089	34,606	34,668	37,768
Other restaurant operating expenses	87,335	89,880	92,891	102,921	110,164
Advertising expense	28,041	27,351	24,711	25,523	27,692
General and administrative (1)	36,460	37,388	43,585	58,621	49,756
Depreciation and amortization	39,434	40,228	38,521	33,096	33,534
Impairment losses	1,285	4,151	1,544	1,468	1,019
Bonus to employees and director (2)	—	—	20,860	—	—
Other expense (income) (3)	—	—	2,320	—	(2,787)

Total operating expenses	603,729	605,584	668,394	665,528	687,179

Income from operations	53,298	39,401	29,485	41,382	64,247
Interest expense	39,329	37,334	35,383	42,972	44,262
Loss on extinguishment of debt	—	—	8,913	—	—

Income (loss) before income taxes	13,969	2,067	(14,811)	(1,590)	19,985
Provision (benefit) for income taxes	4,929	741	(6,720)	2,760	6,561

Net income (loss)	$9,040	$1,326	$(8,091)	$(4,350)	$13,424

Per share data (4):
Basic and diluted net income (loss) per share	$0.70	$0.10	$(0.63)	$(0.29)	$0.83
Weighted average shares outstanding (4):
Basic	12,915,095	12,915,095	12,915,095	14,905,750	16,152,060
Diluted	12,915,095	12,915,095	12,915,095	14,905,750	16,152,330
Other financial data:
Net cash provided from operating activities	$54,194	$46,349	$59,211	$22,008	$48,755
Total capital expenditures	54,155	30,371	19,073	38,849	45,139
Operating Data:
Total company-owned restaurants (at end of period)	529	532	537	540	547
Pollo Tropical:
Company-owned restaurants (at end of period)	58	60	63	69	76
Average number of company-owned restaurants	55.6	59.4	60.3	64.9	71.7
Revenues:
Restaurant sales	$100,444	$109,201	$124,000	$135,787	$153,062
Franchise royalty revenues and fees	1,053	993	1,101	1,196	1,145

Total revenues	101,497	110,194	125,101	136,983	154,207
Average annual sales per company-owned restaurant (5)	1,807	1,838	2,018	2,092	2,135
Segment EBITDA (6)(9)	21,946	22,477	27,884	28,684	28,422
Segment EBITDA margin (7)	21.6%	20.4%	22.3%	20.9%	18.4%
Change in comparable company-owned restaurant sales (8)	(4.2)%	2.3%	10.6%	4.7%	3.2%

	Year ended December 31,
	2002	2003	2004	2005	2006
	(amounts in thousands)
Taco Cabana:
Company-owned restaurants (at end of period)	116	121	126	135	143
Average number of company-owned restaurants	114.6	118.9	123.9	129.8	138.8
Revenues:
Restaurant sales	$174,982	$181,068	$202,506	$209,539	$228,092
Franchise royalty revenues and fees	429	413	435	292	212

Total revenues	175,411	181,481	202,941	209,831	228,304
Average annual sales per company-owned restaurant (5)	1,527	1,523	1,604	1,614	1,643
Segment EBITDA (6)(10)	27,989	24,206	30,082	31,927	33,494
Segment EBITDA margin (7)	16.0%	13.3%	14.8%	15.2%	14.7%
Change in comparable company-owned restaurant sales (8)	(0.2)%	(3.0)%	4.8%	1.2%	1.7%

Burger King:
Restaurants (at end of period)	355	351	348	336	328
Average number of restaurants	355.6	352.2	350.9	343.5	331.2
Restaurant sales	$380,119	$353,310	$369,837	$360,096	$368,915
Average annual sales per restaurant (5)	1,069	1,003	1,034	1,048	1,114
Segment EBITDA (6)(11)	43,932	37,350	36,582	31,767	34,177
Segment EBITDA margin (7)	11.6%	10.6%	9.9%	8.8%	9.3%
Change in comparable restaurant sales (8)	(1.3)%	(7.2)%	2.9%	1.0%	4.2%

Balance sheet data (at end of period):
Total assets	$554,787	$499,054	$516,246	$496,945	$452,859
Working capital	(33,971)	(39,835)	(24,515)	(25,441)	(30,546)
Debt:
Senior and senior subordinated debt	$357,300	$294,100	$400,000	$391,800	$298,400
Capital leases and other debt	3,045	1,732	1,225	1,896	1,509
Lease financing obligations	102,738	106,808	111,715	110,898	58,571

Total debt	$463,083	$402,640	$512,940	$504,594	$358,480

Stockholders’ equity (deficit)	$8,011	$9,337	$(115,548)	$(103,537)	$(25,767)

(1)	Restaurant wages and related expenses include stock-based compensation expense of $6 for 2006. General and administrative expenses include stock-based compensation expense (income) for the year ended December 31, 2002, 2003, 2004, 2005 and 2006 of $(151), $253, $1,818, $16,432 and $74, respectively.
(2)	In conjunction with the December 2004 Transactions, we approved a compensatory bonus payment to certain employees (including management) and a director. See Note 11 to our consolidated financial statements.
(3)	Other income in 2006 includes a gain of $1,398 related to the sale of a Pollo Tropical leasehold in the fourth quarter of 2006 and a gain of $1,389 from a reduction in certain reserves previously established for a $1.1 million note receivable related to the sale of leasehold improvements at two of the closed restaurant locations that were written off as part of a restructuring charge in 2001 and a reduction in lease liability reserves of $0.3 million for such locations due to an increase in estimates for future sublease income. Other expense in 2004 resulted from the write off of costs incurred in connection with a registration statement on Form S-1 for a proposed offering by us of Enhanced Yield Securities comprised of common stock and senior subordinated notes that was withdrawn by us in 2004. See Notes 5 and 9 to the consolidated financial statements.
(4)	In December 2006, the Company and certain selling stockholders completed the IPO of 5,666,666 and 5,333,334 shares of our common stock, respectively, (including 1,000,000 shares sold by the selling stockholders upon the underwriters’ exercise of its over-allotment option) of common stock, respectively, at an initial public offering price of $13.00 per share. In connection with and prior to the IPO, we effected an 11.288 for one stock split on December 8, 2006. Net income (loss) per share is based on shares of our common stock and dilutive options and also gives effect to the stock split on a retroactive basis. Basic and diluted net income (loss) per share amounts for periods prior to 2006 do not reflect the additional shares issued in our IPO.

(5)	Average annual sales per restaurant are derived by dividing restaurant sales for such year for the applicable segment by the average number of company owned and operated restaurants for the applicable segment for such year. For comparative purposes, the calculation of average annual sales per restaurant is based on a 52-week year. 2004 was a 53-week fiscal year. For purposes of calculating average annual sales per restaurant for 2004, we have excluded restaurant sales data for the extra week of 2004.
(6)	Segment EBITDA is defined as earnings attributable to the applicable segment before interest, income taxes, depreciation and amortization, impairment losses, stock based compensation expense, bonus to employees and a director in connection with the December 2004 Transactions, other income and expense and loss on extinguishment of debt. The calculation of Segment EBITDA for our Burger King restaurants includes general and administrative expenses related directly to our Burger King segment, as well as the expenses associated with administrative support for all three of our segments including executive management, information systems and certain accounting, legal and other administrative functions. See Note 13 to our Consolidated Financial Statements.
(7)	Segment EBITDA margin means Segment EBITDA as a percentage of the total revenues of the applicable segment.
(8)	The changes in comparable restaurant sales are calculated using only those company-owned and operated restaurants open since the beginning of the earliest period being compared and for the entirety of both periods being compared. Restaurants are included in comparable restaurant sales after they have been open for 12 months for our Burger King restaurants and 18 months for our Pollo Tropical and Taco Cabana restaurants. For comparative purposes, the calculation of the changes in comparable restaurant sales is based on a 52-week year. 2004 was a 53-week fiscal year. For purposes of calculating the changes in comparable restaurant sales, we have excluded restaurant sales data for the extra week of 2004.
(9)	Includes general and administrative expenses related directly to our Pollo Tropical segment of approximately $5.0 million, $6.0 million, $7.3 million, $7.5 million and $9.0 million for the years ended December 31, 2002, 2003, 2004, 2005 and 2006, respectively.
(10)	Includes general and administrative expenses related directly to our Taco Cabana segment of approximately $9.2 million, $11.1 million, $11.1 million, $10.2 million and $11.6 million for the years ended December 31, 2002, 2003, 2004, 2005 and 2006, respectively.
(11)	Includes general and administrative expenses related directly to our Burger King segment as well as expenses associated with administrative support to all three of our segments including executive management, information systems and certain accounting, legal and other administrative functions. All of such expenses totaled approximately $22.3 million, $20.0 million, $23.4 million, $24.9 million and $29.1 million for the years ended December 31, 2002, 2003, 2004, 2005 and 2006, respectively.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

Carrols Restaurant Group is a holding company and conducts all of its operations through its direct and indirect subsidiaries and has no assets other than the shares of capital stock of Carrols, its direct wholly-owned subsidiary. The following “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (“MD&A”) relates to the consolidated financial statements of Carrols Restaurant Group and the consolidated financial statements for Carrols Corporation presented in Item 8.

The difference between the consolidated financial statements of Carrols Restaurant Group and Carrols is primarily due to additional rent expense of approximately $6,000 per year for Carrols Restaurant Group and the composition of stockholders’ deficit.

The following MD&A is written to help the reader understand our company. The MD&A is provided as a supplement to, and should be read in conjunction with, the Consolidated Financial Statements and the accompanying financial statement notes of each of Carrols Restaurant Group and Carrols appearing elsewhere in this Annual Report on Form 10-K for the year ended December 31, 2006. The overview provides our perspective on the individual sections of MD&A, which include the following:

Company Overview—a general description of our business and our key financial measures.

Recent and Future Events Affecting Our Results of Operations—a description of recent events that affect, and future events that may affect, our results of operations.

Executive Summary—an executive review of our performance for the year ended December 31, 2006.

Liquidity and Capital Resources—an analysis of historical information regarding our sources of cash and capital expenditures, the existence and timing of commitments and contingencies, changes in capital resources and a discussion of cash flow items affecting liquidity.

Results of Operations—an analysis of our results of operations for the years ended December 31, 2006, 2005 and 2004, including a review of the material items and known trends and uncertainties.

Application of Critical Accounting Policies—an overview of accounting policies requiring critical judgments and estimates.

Effects of New Accounting Standards—a discussion of new accounting standards and any implications related to our financial statements.

Company Overview

We are one of the largest restaurant companies in the United States operating three restaurant brands in the quick-casual and quick-service restaurant segments with 547 restaurants located in 16 states as of December 31, 2006. We own and operate two Hispanic restaurant brands, Pollo Tropical and Taco Cabana (together referred to by us as our Hispanic Brands), which we acquired in 1998 and 2000, respectively. We are also the largest Burger King franchisee, based on the number of restaurants, and have operated Burger King restaurants since 1976. As of December 31, 2006, our company-owned restaurants included 76 Pollo Tropical restaurants and 143 Taco Cabana restaurants, and we operated 328 Burger King restaurants under franchise agreements. We also franchise our Hispanic Brand restaurants with 30 franchised restaurants located in Puerto Rico, Ecuador and the United States as of December 31, 2006. We believe that the diversification and strength of our restaurant brands as well as the geographic dispersion of our restaurants provide us with stability and enhanced growth opportunities. Our primary business strategy is to develop new company-owned Hispanic Brand restaurants. For the year ended December 31, 2006, we had total revenues of $751.4 million and net income of $13.4 million.

The following is an overview of the key financial measures discussed in our results of operations:

•

Restaurant sales consist of food and beverage sales, net of discounts, at our company-owned Hispanic Brand restaurants and the Burger King restaurants we operate under franchise agreements. Restaurant sales are influenced by menu price increases, new restaurant openings, closures of underperforming restaurants, and changes in comparable restaurant sales. The changes in comparable restaurant sales noted below are calculated using only those restaurants open since the beginning of the earliest period being compared and for the entirety of both periods being compared. Restaurants are included in comparable restaurant sales after they have been open for 12 months for our Burger King restaurants and 18 months for our Pollo Tropical and Taco Cabana restaurants. For comparative purposes, the calculation of the changes in comparable restaurant sales is based on a 52-week year. 2004 was a 53-week fiscal year. For purposes of calculating the changes in comparable restaurant sales, we have excluded restaurant sales data for the extra week of 2004.

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

•

Restaurant wages and related expenses include all restaurant management and hourly productive labor costs, employer payroll taxes, restaurant-level bonuses and related benefits. Payroll and related benefits are subject to inflation, including minimum wage increases and increased costs for health insurance and workers’ compensation insurance. A significant number of our hourly staff is paid at rates consistent with the applicable state minimum wage and, accordingly, increases in minimum wage rates will increase our labor costs. We are insured for workers’ compensation, general liability and medical insurance claims under policies where we pay all claims, subject to annual stop-loss limitations both for individual claims and claims in the aggregate.

•

Restaurant rent expense includes base rent, contingent rent and common area maintenance on our leases characterized as operating leases, reduced by the amortization of gains on sale-leaseback transactions.

•

Other restaurant operating expenses include all other restaurant-level operating costs, the major components of which are royalty expenses for our Burger King restaurants, utilities, repairs and maintenance, real estate taxes and credit card fees.

•

Advertising expense includes all promotional expenses including television, radio, billboards and other media. Pollo Tropical and Taco Cabana utilize an integrated, multi-level marketing approach that includes periodic chain-wide promotions, direct mail, in-store promotions, local store marketing and other strategies, including the use of radio and television advertising in their major markets. We are generally required to contribute 4% of restaurant sales from our Burger King restaurants to an advertising fund utilized by the Burger King franchise system for its advertising, promotional programs and public relations activities. We also supplement from time to time, on a discretionary basis, BKC’s advertising and promotional activities with our own local advertising and promotions which may include the purchase of additional media or other forms of advertising.

•

General and administrative expenses are comprised primarily of (1) salaries and expenses associated with corporate and administrative functions that support the development and operations of our restaurants, (2) legal and professional fees, including external auditing costs, and (3) stock-based compensation expense.

•

Segment EBITDA, which is the measure of segment profit or loss used by our chief operating decision maker for purposes of allocating resources to our segments and assessing their performance, is defined as earnings attributable to the applicable segment before interest, income taxes, depreciation and amortization, impairment losses, stock-based compensation expense, bonus to employees and a director in connection with the December 2004 Transactions, other income and expense and loss on extinguishment of debt. Segment EBITDA may not be necessarily comparable to other similarly titled captions of other companies due to differences in methods of calculation. Segment EBITDA for our Burger King restaurants includes general and administrative expenses related directly to the Burger King segment as well as the expenses associated with administrative support to all three of our segments including executive management, information systems and certain accounting, legal and other administrative functions.

•

Depreciation and amortization primarily includes the depreciation of fixed assets, including equipment and leasehold improvements, depreciation of assets under lease financing obligations and the amortization of Burger King franchise rights and franchise fees.

•

Interest expense consists primarily of interest expense associated with the Notes and on borrowings under our prior senior credit facility, and imputed interest expense on certain leases entered into in connection with sale-leaseback transactions which are accounted for as lease financing obligations. Interest expense may also include gains and losses from the settlement of lease financing obligations.

We use a 52 or 53 week fiscal year ending on the Sunday closest to December 31. The years ended December 31, 2006 and 2005 each consisted of 52 weeks and the year ended December 31, 2004 consisted of 53 weeks. As a result, some of the variations in our results of operations between 2004 and the other fiscal years may be due to the additional week included in 2004.

Recent and Future Events Affecting our Results of Operations

Initial Public Offering

In December 2006, we and certain selling stockholders completed the IPO of 5,666,666 and 5,333,334 shares of our common stock, respectively, (including 1,000,000 shares sold by the selling stockholders upon the underwriters’ exercise of its over-allotment option) at an initial public offering price of $13.00 per share. We received net proceeds of approximately $65.4 million from the sale by us of shares of our common stock in the offering after deducting estimated underwriting discounts and commissions and estimated offering expenses payable by us. We contributed the net proceeds from the IPO to Carrols, which used such funds to repay approximately $68.0 million principal amount of term loan borrowings under our prior senior credit facility.

New Senior Credit Facility

On March 9, 2007, Carrols terminated the prior senior credit facility and entered into a loan agreement governing our new senior credit facility with a syndicate of lenders. Carrols’ new senior credit facility totals approximately $185 million, consisting of $120 million principal amount of term loan A borrowings maturing on March 8, 2013 (or earlier on September 30, 2012 if the Notes are not refinanced by June 30, 2012) and a $65.0 million revolving credit facility (including a sub limit of up to $25.0 million for letters of credit and up to $5.0 million for swingline loans), maturing on March 8, 2012. The term loan A borrowings and an additional $4.3 million of revolver borrowings from this facility were used to repay all outstanding borrowings and other obligations under the Carrols’ prior senior credit facility and to pay certain fees and expenses incurred in connection with the new senior credit facility.

Both term loan and revolving credit borrowings under the new senior credit facility bear interest at a per annum rate, at Carrols’ option, of either:

1)	the applicable margin ranging from 0% to 0.25% based on Carrols’ senior leverage ratio (as defined in the new credit facility) plus the greater of (i) the prime rate or (ii) the federal funds rate for that day plus 0.5%; or

2)	Adjusted LIBOR plus the applicable margin percentage in effect ranging from 1.0% to 1.5% based on Carrols’ senior leverage ratio.

For a more detailed discussion of the new senior credit facility, see “Liquidity and Capital Resources.”

Due to the reduction of outstanding debt as a result of our IPO and also to lower effective borrowing rates under the new senior credit facility of approximately 1%, we anticipate that interest expense in 2007 will be significantly lower than in 2006. In addition, we anticipate recording in the first quarter of 2007 a pretax charge of $1.5 million related to the write off of unamortized debt issue costs associated with the prior senior credit facility.

Issuance of Stock Options and Restricted Shares

In connection with the IPO, we granted options to purchase 1,241,750 shares of our common stock and issued 75,800 shares of restricted stock under our 2006 Stock Incentive Plan to certain of our employees and directors. In 2006, stock-based compensation expense was $0.1 million. The total stock-based compensation expense relating to the above options and restricted shares is approximately $5.4 million and we will record compensation expense of approximately $1.5 million in 2007 and additional compensation expense over the next four fiscal years. In addition, we will likely incur additional stock-based compensation expense in future periods for any additional stock option and restricted share grants we make.

Public Company Costs

As a public company, we will incur significant legal, accounting and other costs that we have not previously incurred as a private company. The Sarbanes-Oxley Act of 2002 and related rules of the SEC and The NASDAQ

Stock Market regulate corporate governance practices of public companies. We expect that compliance with these public company requirements, including ongoing costs to comply with Section 404 of the Sarbanes-Oxley Act, which includes documenting, reviewing and testing our internal controls, will increase our general and administrative costs. These costs will also include the costs of our independent registered public accounting firm to issue an opinion on our assessment and the effectiveness of our internal controls on an annual basis. We will also incur higher costs for director and officer liability insurance. We anticipate additional expenses in 2007 as a consequence of becoming a public company of approximately $2.0 million to $2.5 million.

Lease Financing Obligations

We have, in the past, entered into sale-leaseback transactions involving certain restaurant properties that did not qualify for sale-leaseback accounting and, as a result, have been classified as financing transactions under Statement of Financial Accounting Standards (“SFAS”) No. 98. Under the financing method, the assets remain on our consolidated balance sheet and continue to be depreciated and proceeds received by us from these transactions are recorded as a financing liability. Payments under these leases are applied as payments of imputed interest and deemed principal on the underlying financing obligations.

During the year ended December 31, 2006, we exercised our right of first refusal under the leases for 14 restaurant properties subject to lease financing obligations and purchased these 14 restaurant properties from the respective lessors. Concurrently with these purchases, the properties were sold in qualified sale-leaseback transactions. We recorded deferred gains representing the amounts by which the sales prices exceeded the net book value of the underlying assets. Deferred gains are being amortized as an adjustment to rent expense over the term of the leases, which is generally 20 years.

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

As a result of the above transactions that occurred during the year ended December 31, 2006, we reduced our lease financing obligations by $52.8 million, reduced our assets under lease financing obligations by $36.2 million and recorded deferred gains of $18.3 million. We also recorded interest expense of $2.0 million which represents the net amount by which the purchase price for the restaurant properties sold exceeded the lease financing obligations. Of these amounts, $37.5 million of lease financing obligations and $24.7 million of assets under lease financing obligations have been reflected as non-cash transactions in the consolidated statements of cash flows for the year ended December 31, 2006.

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

Interest expense for the year ended December 31, 2006 was $44.3 million. On a pro forma basis, after giving effect to the leasing transactions and the lease amendments described above as if these transactions and amendments occurred at the beginning of the respective periods, interest expense for the year ended December 31, 2006 would have been $41.7 million or a reduction of $2.6 million.

Depreciation and amortization expense for the year ended December 31, 2006 was $33.5 million. On a pro forma basis, after giving effect to the leasing transactions and the lease amendments described above as if these transactions and amendments occurred at the beginning of the respective periods, depreciation and amortization expense for the year ended December 31, 2006 would have been $32.8 million or a reduction of $0.7 million.

Restaurant rent expense for the year ended December 31, 2006 was $37.8 million. On a pro forma basis, after giving effect to the leasing transactions and the lease amendments described above as if these transactions and amendments occurred at the beginning of the respective periods, restaurant rent expense for the year ended December 31, 2006 would have been $39.6 million or an increase of $1.8 million.

Future Burger King Restaurant Closures

We evaluate the performance of our Burger King restaurants on an ongoing basis. Such evaluation depends on many factors, including our assessment of the anticipated future operating results of the subject restaurants and the cost of required capital improvements that we would need to commit for such restaurants. If we determine that a Burger King restaurant is underperforming, we may elect to close such restaurant. We closed eight Burger King restaurants in 2006. We currently anticipate that we will likely elect to close three to four Burger King restaurants in 2007. Based on the current operating results of such restaurants, we believe that the impact on our results of operations as a result of such restaurant closures will not be material, although there can be no assurance in this regard. Our determination of whether to close such restaurants is not final and is subject to further evaluation and may change. We may also elect to close additional Burger King restaurants in the future.

Executive Summary

Operating Performance for the Year ended December 31, 2006

Total revenues for the year ended December 31, 2006 increased 6.3% to $751.4 million from $706.9 million in the prior year. Revenues from our Hispanic Brands increased 10.3% to $382.5 million from $346.8 million in the prior year and revenues from our Burger King restaurants increased 2.4% to $368.9 million from $360.1 million in the prior year. In 2006, we opened 17 new restaurants (eight Pollo Tropical and nine Taco Cabana restaurants) and closed ten restaurants including eight Burger King restaurants, one Pollo Tropical restaurant (upon the sale of our leasehold interest in such restaurant) and one underperforming Taco Cabana restaurant. Sales have grown from the continued expansion of our Hispanic brands, as well as continued sales increases from our restaurants. Comparable restaurant sales increased 3.2% in 2006 over 2005 for Pollo Tropical, 1.7% for Taco Cabana and 4.2% for our Burger King restaurants.

Income from operations was $64.2 million in 2006 (including non-recurring gains of $2.8 million related to the sale of a Pollo Tropical leasehold interest and from the reduction in reserves established in 2001 for certain restaurant closings) compared to $41.4 million in 2005 (which included $16.4 million of stock compensation expense). After adjusting for the 2006 non-recurring gains and 2005 stock compensation expense, income from operations increased 6.3%. The effect of the sale-leasebacks and lease amendments discussed above reduced operating margins by approximately 0.17%.

Segment EBITDA for our Hispanic Brands increased to $61.9 million in 2006 from $60.6 million in the prior year, an increase of 2.2%. Pollo Tropical operating margins for 2006 were impacted by higher restaurant hourly labor rates due to labor market conditions in Florida, including an increase in the Florida minimum wage rate. Segment EBITDA for our Burger King restaurants increased 7.6% in 2006 to $34.2 million from $31.8 million in 2005. Operating results in 2006 improved based on increases in sales for all three segments and higher operating margins at our Burger King restaurants, primarily from lower food costs as a percentage of restaurant sales.

Net income for the year ended December 31, 2006 was $13.4 million, or $0.83 per share (based upon 16.2 million weighted average diluted shares). This compares to a net loss of $4.4 million in the prior year period, or a $0.29 net loss per share (based upon 14.9 million weighted average diluted shares) for the year ended December 31, 2005. Net income for 2006 included non-recurring after-tax gains of $1.9 million, or $.12 per share. Net loss for 2005 included stock compensation expense of $14.2 million, net of applicable taxes, or $.95 per share.

During 2006, we continued to reduce our outstanding term loan borrowings under our prior senior credit facility by making principal prepayments of $91.2 million, including $68.0 million from the use of the net proceeds received by us from our IPO (after deducting underwriting discounts and commissions but before deducting costs and expense payable by us in connection with the IPO). The total principal amount outstanding under our prior senior credit facility decreased from $211.8 million at December 31, 2005 to $118.4 million at December 31, 2006.

Our capital expenditures totaled $45.1 million in 2006 including $28.1 million for the construction of new restaurants, $6.4 million for remodeling, and $10.6 million for maintenance and other capital expenditures.

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

Interest payments under our debt obligations, capital expenditures, and meeting our lease obligations represent significant liquidity requirements for us. We believe cash generated from our operations, availability under our revolving credit facility and proceeds from anticipated sale-leaseback transactions will provide sufficient cash availability to cover our anticipated working capital needs, capital expenditures (which include new restaurant development and represent a major investment of cash for us), and debt service requirements for the next twelve months.

Operating activities. Net cash provided from operating activities for the years ended December 31, 2006, 2005 and 2004 was $48.8 million, $22.0 million and $59.2 million, respectively. The increase in 2006 primarily resulted from a reduction in net cash provided from operating activities of $26.4 million in 2005 due to payments in the first quarter of 2005 associated with the December 2004 Transactions, which included a $20.3 million bonus to employees (including management) and a director and the applicable taxes of $0.6 million, as well as $5.5 million of tax withholdings related to the dividend payment in late December of 2004.

Our income tax payments included in operating activities have been historically reduced due to the utilization of Federal net operating loss carryforwards in years prior to 2006 and for 2006 the utilization of tax credit carryforwards. We had no Federal net operating loss carryforwards as of December 31, 2005. For tax years beginning in 2007, we have available Federal alternative minimum tax credit carryforwards of $0.5 million.

Investing activities including capital expenditures and qualified sale-leaseback transactions. Net cash used for investing activities for the years ended December 31, 2006, 2005 and 2004 was $10.4 million, $33.9 million and $8.5 million, respectively. Capital expenditures represent a major investment of cash for us, and, excluding acquisitions, for the years ended December 31, 2006, 2005 and 2004, were $45.1 million, $34.6 million and $19.1 million, respectively. Our capital expenditures included expenditures for development of new Pollo Tropical and Taco Cabana restaurants for the years ended December 31, 2006, 2005 and 2004, of $27.8 million, $19.4 million and $8.6 million, respectively. In addition, we acquired four Taco Cabana restaurants from a franchisee for a cash purchase price of $4.2 million in 2005. We sold other properties, primarily non-operating restaurant properties, in 2006, 2005 and 2004 for proceeds of $1.8 million, $0.8 million and $1.2 million, respectively. The net proceeds from these sales were used to reduce outstanding borrowings under our prior senior credit facility.

In 2006, we sold 24 restaurant properties in sale-leaseback transactions for net proceeds of $36.3 million. Thirteen of these properties were acquired on June 30, 2006 from the lessor for $16.2 million when we exercised our right of first refusal under the subject leases. The underlying leases for these 13 properties were previously treated as lease financing obligations and the purchases of these properties are shown in our consolidated statements of cash flows under financing activities as settlements of lease financing obligations. The proceeds from these sales, net of costs of the properties acquired and other transaction costs, were used to reduce outstanding borrowings under our prior senior credit facility. In 2005, we sold four restaurant properties in sale-leaseback transactions for net proceeds of $5.2 million and in 2004 we sold eight restaurant properties in sale-leaseback transactions for net proceeds of $11.0 million. The net proceeds from these sales were used to reduce outstanding debt under our prior senior credit facility. We also had expenditures related to the purchases of other restaurant properties to be sold in sale-leaseback transactions of $3.4 million, $1.1 million and $1.6 million in 2006, 2005 and 2004, respectively.

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

The following table sets forth our capital expenditures for the periods presented (in thousands):

	Pollo Tropical	Taco Cabana	Burger King	Other	Consolidated
	(Dollars in thousands)
Year Ended December 31, 2006:
New restaurant development	$14,336	$13,472	$324	$—	$28,132
Restaurant remodeling	1,562	253	4,557	—	6,372
Other restaurant capital expenditures (1)	2,277	3,326	3,446	—	9,049
Corporate and restaurant information systems	—	—	—	1,586	1,586

Total capital expenditures	$18,175	$17,051	$8,327	$1,586	$45,139

Number of new restaurant openings	8	9	—		17
Year Ended December 31, 2005:
New restaurant development	$10,235	$9,143	$1,235	$—	$20,613
Restaurant remodeling	1,384	—	2,634	—	4,018
Other restaurant capital expenditures (1)	2,505	3,434	2,745	—	8,684
Acquisition of Taco Cabana restaurants	—	4,215	—	—	4,215
Corporate and restaurant information systems	—	—	—	1,319	1,319

Total capital expenditures	$14,124	$16,792	$6,614	$1,319	$38,849

Number of new restaurant openings	6	6	1		13
Year Ended December 31, 2004:
New restaurant development	$4,542	$4,059	$1,053	$—	$9,654
Restaurant remodeling	—	—	845	—	845
Other restaurant capital expenditures (1)	2,094	2,496	2,913	—	7,503
Corporate and restaurant information systems	—	—	—	1,071	1,071

Total capital expenditures	$6,636	$6,555	$4,811	$1,071	$19,073

Number of new restaurant openings	3	5	1		9

(1)	Excludes restaurant repair and maintenance expenses included in other restaurant operating expenses in our Consolidated Financial Statements. For the years ended December 31, 2006, 2005 and 2004, these restaurant repair and maintenance expenses were approximately $17.4 million, $18.1 million and $15.8 million, respectively.

In 2007, we anticipate that total capital expenditures will range from $60 million to $67 million, although the actual amount of capital expenditures may differ from these estimates. These capital expenditures are expected to include approximately $35 million to $40 million for the development of new restaurants and purchase of related real estate applicable to our Pollo Tropical and Taco Cabana restaurant concepts. In 2007 we anticipate opening approximately seven to ten new Pollo Tropical restaurants and ten to twelve new Taco Cabana restaurants. Capital expenditures in 2007 also are expected to include expenditures of approximately $17 million to $19 million for the ongoing reinvestment in our three restaurant concepts for remodeling costs and capital maintenance expenditures and approximately $8 million in other capital expenditures, including the capital expenditures of approximately $4 million related to the replacement and upgrade of our point-of-sale restaurant systems.

Financing activities. Net cash used for financing activities for the years ended December 31, 2006, 2005 and 2004 was $43.7 million, $10.2 million and $21.7 million, respectively. Financing activities in these periods consisted of repayments under our debt arrangements and the sale of restaurants in sale-leaseback transactions accounted for as lease financing obligations with proceeds of $4.5 million for the year ended December 31, 2004. The net proceeds from these sales were used to reduce outstanding borrowings under our prior senior credit facility.

In 2006, we received net proceeds of $68.0 million from our IPO, which is net of underwriting discounts and commissions but before any offering expenses, which was used to repay term loan borrowings under the prior senior credit facility. We also made voluntary principal prepayments on outstanding borrowings under the prior senior credit facility of $22.4 million and $6.0 million in 2006 and 2005, respectively. In 2004, we completed the private placement of $180.0 million of our Notes. Concurrently, we repaid all outstanding borrowings under our then existing senior secured credit facility and amended and restated that credit facility with a new syndicate of lenders. We received $400.0 million in total proceeds that included the issuance of the Notes and $220.0 million principal amount of term loan B borrowings under the prior senior credit facility. The net proceeds from the December 2004 Transactions were primarily utilized to repay borrowings outstanding under the then existing senior credit facility of $74.4 million, to retire all of Carrols’ 9 1/2% senior subordinated notes due 2008 outstanding in the amount, including redemption premiums, of $175.9 million, to pay a dividend to Carrols Restaurant Group’s stockholders, in the amount of $116.8, to pay fees and expenses related to the refinancing of $8.8 million, and to pay a bonus to employees and a director totaling $20.9 million, including payroll taxes of $0.6 million (reflected as an operating activity on the statement of cash flows).

Financing activities in 2006 also included the payment of $17.2 million, which was comprised of $15.2 million of lease financing obligations and $2.0 million of interest, to acquire fourteen leased properties previously accounted for as lease financing obligations. In addition, in 2005, we purchased one restaurant property subject to a lease financing obligation for $1.1 million under our right of first refusal included in the subject lease. These purchases are shown as principal payments in the statement of cash flows as they relate to previously recorded lease financing obligations.

Debt and Other Obligations

Indebtedness. At December 31, 2006 we had total debt outstanding of $358.5 million comprised of $180.0 million of Notes, term loan borrowings of $118.4 million under the prior senior credit facility, lease financing obligations of $58.6 million and capital lease obligations of $1.5 million. There were no outstanding borrowings at December 31, 2006 under the prior revolving credit facility. After reserving $15.0 million for letters of credit guaranteed by the facility, $35.0 million was available for borrowings under our revolving credit facility at December 31, 2006.

New Senior Credit Facility. On March 9, 2007, we terminated our prior senior credit facility and Carrols entered into a loan agreement providing for a new senior credit facility with a syndicate of lenders. Our new senior credit facility totals approximately $185.0 million, consisting of $120.0 million principal amount of term loan A borrowings maturing on March 8, 2013 (or earlier on September 30, 2012 if the Notes are not refinanced by June 30, 2012) and a $65.0 million revolving credit facility (including a sub limit of up to $25.0 million for letters of credit and up to $5.0 million for swingline loans), maturing on March 8, 2012. The term loan A borrowings and an additional $4.3 million of revolver borrowings from this facility were used to repay all outstanding borrowings and other obligations under the prior senior credit facility and to pay certain fees and expenses incurred in connection with the new senior credit facility.

Both term loan and revolving credit borrowings under the new senior credit facility bear interest at a per annum rate, at Carrols’ option, of either:

1)	the applicable margin ranging from 0% to 0.25% based on Carrols’ senior leverage ratio (as defined in the new credit facility) (with an initial margin set at 0% until at least the end of the second quarter of fiscal 2007) plus the greater of (i) the prime rate or (ii) the federal funds rate for that day plus 0.5%; or

2)	Adjusted LIBOR plus the applicable margin percentage in effect ranging from 1.0% to 1.5% based on Carrols’ senior leverage ratio (with an initial margin set at 1.25% until at least the end of the second quarter of fiscal 2007).

Term loan A borrowings shall be due and payable in quarterly installments, beginning on June 30, 2008 as follows:

1)	four quarterly installments of $1.5 million beginning on June 30, 2008;

2)	eight quarterly installments of $3.0 million beginning on June 30, 2009;

3)	four quarterly installments of $4.5 million beginning on June 30, 2011; and

4)	four quarterly installments of $18.0 million beginning on June 30, 2012.

Under the new senior credit facility, Carrols is also required to make mandatory prepayments of principal on term loan A borrowings (a) annually in an initial amount equal to 50% of Excess Cash Flow (as defined in the senior credit facility) less any voluntary prepayments made by Carrols on the term loan A borrowings during the prior fiscal year, (b) in the event of certain dispositions of assets (all subject to certain exceptions) and insurance proceeds, in an amount equal to 100% of the net proceeds received by Carrols therefrom; provided, that, in the event of any of disposition of assets resulting from a Specified Asset Sale (as defined in the new senior credit facility), Carrols must prepay term loan A borrowings in an amount equal to 50% of the net proceeds received by Carrols therefrom, provided, further, that, if any of the remaining 50% of the net proceeds received by Carrols pursuant to a Specified Asset Sale are not used to effect a Permitted Repurchase (a repurchase of our common stock as defined in the new senior credit facility) within 270 days of receipt of such net proceeds, Carrols must use such unused net proceeds to prepay outstanding term loan A borrowings.

In general, Carrols’ obligations under the new senior credit facility are guaranteed by Carrols Restaurant Group and all of Carrols’ material subsidiaries and are collateralized by a pledge of the Carrols’ common stock and the stock of each of the material Carrols’ subsidiaries. The new senior credit facility contains certain covenants, including, without limitation, those limiting the Company’s ability to incur indebtedness, incur liens, sell or acquire assets or businesses, change the nature of its business, engage in transactions with related parties, make certain investments or pay dividends. In addition, the Company is required to meet certain financial ratios, including fixed charge coverage, senior leverage, and total leverage ratios (all as defined under the new senior credit facility).

Notes. As part of the December 2004 Transactions, on December 15, 2004 Carrols issued $180.0 million of 9% Senior Subordinated Notes due 2013. The Notes bear interest at a rate of 9% payable semi-annually on January 15 and July 15 and mature on January 15, 2013. The Notes are redeemable at the option of Carrols in whole or in part on or after January 15, 2009 at a price of 104.5% of the principal amount if redeemed before January 15, 2010, 102.25% of the principal amount if redeemed after January 15, 2010 but before January 15, 2011 and at 100% of the principal amount after January 15, 2011.

The Notes are unsecured and guaranteed by Carrols’ material subsidiaries. Restrictive covenants under the Notes include limitations with respect to, among other things, Carrols and its material subsidiaries’ ability to incur additional debt, incur liens, sell or acquire assets or businesses, pay dividends and make certain investments. Carrols was in compliance as of and for the year ended December 31, 2006 with the restrictive covenants in the Indenture governing the Notes.

In connection with the sale of $180 million of Notes, Carrols and its subsidiary guarantors entered into a registration rights agreement which provided that we and the guarantor subsidiaries agreed to file, and cause to become effective, a registration statement with the SEC in which we offered the holders of the Notes the opportunity to exchange such Notes for newly issued Notes that had terms which were identical to the Notes but that were registered under the Securities Act of 1933, as amended, which we refer to as the “exchange offer”. Pursuant to the registration rights agreement, because we did not complete the exchange offer on or prior to June 13, 2005, the interest rate on our Notes was temporarily increased in accordance with the terms of such agreement. On December 14, 2005, the exchange offer was completed which eliminated the increased interest rate after such date. This resulted in additional interest expense of $0.4 million during 2005.

Contractual Obligations

The following table summarizes our contractual obligations and commitments as of December 31, 2006 (in thousands):

	Payments due by period
Contractual Obligations	Total	Less than 1 Year	1 – 3 Years	3 – 5 Years	More than 5 Years
Long-term debt obligations, including interest (1)	$435,018	$27,773	$55,084	$147,861	$204,300
Capital lease obligations, including interest (2)	2,720	409	433	272	1,606
Operating lease obligations (3)	451,917	40,743	74,776	66,542	269,856
Lease financing obligations, including interest (4)	135,806	5,299	11,275	11,492	107,740

Total contractual obligations	$1,025,461	$74,224	$141,568	$226,167	$583,502

(1)	Our long-term debt obligations included $180.0 million principal amount of Notes and $118.4 million principal amount of term loan borrowings outstanding under the prior senior credit facility. Interest payments on our Notes of $105.3 million for all years presented are included at the coupon rate of 9%. Interest payments included above totaling $31.3 million for all years presented on our term loan borrowings under the senior credit facility are variable in nature and have been calculated using an assumed interest rate of 8.0% for each year (See Item 7A. Quantitative and Qualitative Disclosures about Market Risks—Interest Rate Risk).
(2)	Includes interest of $1.2 million in total for all years presented.
(3)	Represents aggregate minimum lease payments. Many of our leases also require contingent rent in addition to the minimum base rent based on a percentage of sales and require expenses incidental to the use of the property all of which have been excluded from this table.
(4)	Includes interest of $131.2 million in total for all years presented. We reduced our lease financing obligations by $52.8 million during 2006 by exercising our right of first refusal and purchasing fourteen restaurant properties which were concurrently sold in qualified sale-leaseback transactions and amending lease agreements for thirty-four properties accounted for as lease financing obligations to eliminate or otherwise cure the provisions that precluded the original sale-leaseback accounting under SFAS 98. These leases are reflected as operating lease obligations in the above table.

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

Results of Operations

The following table sets forth, for 2006, 2005 and 2004, selected operating results as a percentage of total restaurant sales:

	Year Ended December 31,
	2006	2005	2004
Restaurant sales:
Pollo Tropical	20.4%	19.3%	17.8%
Taco Cabana	30.4%	29.7%	29.1%
Burger King	49.2%	51.0%	53.1%

Total restaurant sales	100.0%	100.0%	100.0%
Costs and expenses:
Cost of sales	28.2%	29.0%	29.1%
Restaurant wages and related expenses	29.2%	29.0%	29.7%
Restaurant rent expense	5.0%	4.9%	5.0%
Other restaurant operating expenses	14.7%	14.6%	13.3%
Advertising expense	3.7%	3.6%	3.5%
General and administrative (including stock-based compensation expense)	6.6%	8.4%	6.3%

Fiscal 2006 Compared to Fiscal 2005

In 2006, we opened eight new Pollo Tropical restaurants and nine new Taco Cabana restaurants. During the same period, we closed eight Burger King restaurants, one Pollo Tropical restaurant (in connection with the sale of our leasehold interest in such restaurant) and one Taco Cabana restaurant.

Restaurant Sales. Total restaurant sales in 2006 increased by $44.7 million, or 6.3%, to $750.1 million due primarily to sales increases at our Hispanic Brand restaurants of $35.8 million, or 10.4%, to $381.2 million in 2006.

Pollo Tropical restaurant sales increased $17.3 million, or 12.7%, to $153.1 million in 2006 due primarily to the opening of fourteen new Pollo Tropical restaurants since the beginning of 2005, which contributed $13.1 million in sales in 2006, and a 3.2% increase in comparable restaurant sales at our Pollo Tropical restaurants in 2006 which included the effect of menu price increases of 2.4% for 2006 compared to 2005.

Taco Cabana restaurant sales increased $18.6 million, or 8.9% to $228.1 million in 2006 due primarily to the addition of fifteen new Taco Cabana restaurants since the beginning of 2005 and the acquisition of four Taco Cabana restaurants from a franchisee in July 2005. These 19 additional restaurants contributed $15.6 million of additional sales in 2006. In addition, comparable restaurant sales at our Taco Cabana restaurants increased 1.7% in 2006 which included the effect of menu price increases of 1.2% for 2006 compared to 2005.

Burger King restaurant sales increased $8.8 million, or 2.4%, to $368.9 million, in 2006 due to a 4.2% increase in comparable restaurant sales at our Burger King restaurants in 2006 which included the effect of menu price increases of approximately 4% at the beginning of 2006. These factors were offset in part by the closure of 21 Burger King restaurants since the beginning of 2005.

Operating Costs and Expenses. Cost of sales (food and paper costs), as a percentage of total restaurant sales, decreased to 28.2% in 2006 from 29.0% in 2005. Pollo Tropical cost of sales, as a percentage of Pollo Tropical restaurant sales, decreased 1.0% to 32.3% in 2006 from 33.3% in 2005 due primarily to lower whole chicken commodity costs (1.2% of Pollo Tropical sales) offset by increases in the cost of other commodities including produce (0.2% of Pollo Tropical sales). Taco Cabana cost of sales, as a percentage of Taco Cabana restaurant sales, increased to 29.0% in 2006 from 28.8% in 2005 due primarily to higher commodity costs including paper costs. Burger King cost of sales, as a percentage of Burger King restaurant sales, decreased to 26.0% in 2006 from 27.5% in 2005 due primarily to the effect of menu price increases since the beginning of 2005 (0.9% of Burger King sales), lower beef commodity prices (0.4% of Burger King sales) and lower promotional discounting in 2006 (0.3% of Burger King sales).

Restaurant wages and related expenses, as a percentage of total restaurant sales, increased to 29.2% in 2006 from 29.0% in 2005. Pollo Tropical restaurant wages and related expenses, as a percentage of Pollo Tropical restaurant sales, increased 1.7% to 25.2% in 2006 from 23.5% in 2005 due primarily to increases in restaurant hourly labor rates in response to labor market conditions in Florida (1.1% of Pollo Tropical sales) and higher medical insurance costs (0.6% of Pollo Tropical sales). Taco Cabana restaurant wages and related expenses, as a percentage of Taco Cabana restaurant sales, increased to 28.5% in 2006 from 28.1% in 2005 due primarily to higher medical insurance costs (0.2% of Taco Cabana sales). Burger King restaurant wages and related expenses, as a percentage of Burger King restaurant sales, decreased to 31.2% in 2006 from 31.5% in 2005 due to the effect of higher sales volumes, including menu price increases, on fixed labor costs (0.5% of Burger King sales) offset in part by higher restaurant level bonuses (0.3% of Burger King sales).

Restaurant rent expense, as a percentage of total restaurant sales, increased to 5.0% in 2006 from 4.9% in 2005 due primarily to the effect of sale-leaseback transactions entered into since the beginning of the fourth quarter of 2005 (0.1% of total restaurant sales).

Other restaurant operating expenses, as a percentage of total restaurant sales, increased to 14.7% in 2006 from 14.6% in 2005. Pollo Tropical other restaurant operating expenses, as a percentage of Pollo Tropical restaurant sales, increased to 13.0% in 2006 from 12.4% in 2005 due primarily to increased utility costs resulting from higher natural gas and electricity prices (0.4% of Pollo Tropical sales) and higher credit card fees. Taco Cabana other restaurant operating expenses, as a percentage of Taco Cabana restaurant sales, increased slightly to 14.7% in 2006 from 14.6% in 2005 due primarily to increased utility costs from higher natural gas and electricity prices. Burger King other restaurant operating expenses, as a percentage of Burger King restaurant sales, were 15.4% in both 2006 and 2005.

Advertising expense, as a percentage of total restaurant sales, increased to 3.7% in 2006 from 3.6% in 2005. Pollo Tropical advertising expense, as a percentage of Pollo Tropical restaurant sales, decreased to 1.6% in 2006 from 1.9% in 2005 due to higher television and radio advertising expenditures in 2005. Taco Cabana advertising expense, as a percentage of Taco Cabana restaurant sales, decreased slightly to 4.1% in 2006 from 4.2% in 2005 due primarily to the timing of promotions. Burger King advertising expense, as a percentage of Burger King restaurant sales, increased to 4.3% in 2006 from 3.9% in 2005 due to increased local promotional activities in certain of our Burger King markets.

General and administrative expenses, including stock-based compensation expense, as a percentage of total restaurant sales, decreased to 6.6% in 2006 from 8.4% in 2005. Stock-based compensation expense was $0.1 million and $16.4 million in 2006 and 2005, respectively, or as a percentage of total restaurant sales, 2.3% in 2005. Stock-based compensation expense in 2005 was primarily attributable to our issuance of common stock in exchange for all outstanding stock options in the second quarter of 2005. In addition to the decrease in stock-based compensation expense, general and administrative expenses increased 0.5% as a percentage of total restaurant sales, in 2006 compared to 2005 due primarily to higher administrative payroll costs, including related payroll taxes and benefits, (0.2% of total restaurant sales) and higher bonus accruals (0.2% of total restaurant sales).

Segment EBITDA. Segment EBITDA is a measure of segment profit or loss reported to the chief operating decision maker for purposes of allocating resources to our segments and assessing their performance. Segment EBITDA for our Pollo Tropical restaurants decreased 1.0% to $28.4 million in 2006 from $28.7 million in 2005. Segment EBITDA for our Taco Cabana restaurants increased 4.9% to $33.5 million in 2006 from $31.9 million in 2005. Segment EBITDA for our Burger King restaurants increased 7.6% to $34.2 million in 2006 from $31.8 million in 2005.

Depreciation and Amortization and Impairment Losses. Depreciation and amortization expense increased to $33.5 million in 2006 from $33.1 million in 2005. In 2006 depreciation and amortization increased $1.4 million in total for our Pollo Tropical and Taco Cabana restaurants due primarily to the opening of new restaurants. This increase was partially offset by a decrease in depreciation and amortization for our Burger King restaurants in 2006 of $1.0 million due primarily to Burger King restaurant closures over the past two years. Impairment losses were $1.0 million in 2006 and were related to property and equipment of certain underperforming Taco Cabana restaurants of $0.7 million and property and equipment for planned future closures of Burger King restaurants of $0.3 million. Impairment losses were $1.5 million in 2005 and were comprised of $0.3 million related to Burger King franchise rights and $1.1 million related to property and equipment of certain underperforming Burger King restaurants and planned future closures of Burger King restaurants and $0.1 million for our Taco Cabana restaurants.

Interest Expense. Interest expense increased $1.3 million to $44.3 million in 2006 from $43.0 million in 2005 due primarily to the inclusion in interest expense of $1.7 million of settlement losses on lease financing obligations and higher effective interest rates on our floating rate borrowings under our prior senior credit facility. This increase was partially offset by the recharacterization of leases as qualified sale-leasebacks rather than lease financing obligations in the second and third quarters of 2006 which decreased interest expense by $2.6 million in 2006. The weighted average interest rate on our long-term debt, excluding lease financing obligations, for the year ended December 31, 2006 increased to 8.3% from 7.3% in 2005. Interest expense on lease financing obligations, including settlement losses of $1.7 million in 2006, was $10.4 million in 2006 and $11.2 million in 2005.

Provision for Income Taxes. The provision for income taxes for the year ended December 31, 2006 was derived using an estimated effective annual income tax rate for 2006 of 32.9% as well as the effect of any discrete tax items occurring in 2006. Although we had a pretax loss of $1.6 million in 2005 we had a tax provision of $2.8 million for the year ended December 31, 2005 due to the non-deductible portion of stock-based compensation expense related to stock awards in the second quarter of 2005. The Federal tax provision for 2005 included $3.3 million for the non-deductible portion of stock-based compensation expense and $0.5 million of income tax expense associated with Ohio state tax legislation enacted in the second quarter of 2005.

Net Income (Loss). As a result of the foregoing, net income was $13.4 million in 2006 compared to a net loss of $4.4 million in 2005.

Fiscal 2005 Compared to Fiscal 2004

In 2005, we opened six new Pollo Tropical restaurants, six new Taco Cabana restaurants and one new Burger King restaurant. We also acquired four Taco Cabana restaurants from a former franchisee, closed 13 Burger King restaurants and one Taco Cabana restaurant. Fiscal 2005 included 52 weeks compared to 53 weeks in fiscal 2004.

Restaurant Sales. Total restaurant sales in 2005 increased by $9.1 million, or 1.3% to $705.4 million due to comparable sales increases at all three of our restaurant concepts and the net addition of three restaurants. The extra week in 2004 contributed consolidated sales of $13.0 million in 2004 attributable to our three restaurant concepts as follows: Pollo Tropical—$2.3 million; Taco Cabana—$3.8 million; and Burger King—$6.9 million.

Pollo Tropical restaurant sales increased $11.8 million, or 9.5%, including sales in the extra week in 2004 of $2.3 million, to $135.8 million in 2005 due in part to a 4.7% sales increase in comparable restaurant sales at our Pollo Tropical restaurants. This increase was from an increase in the average sales transaction due in part to menu price increases of approximately 4% near the end of the second quarter of 2005. The addition of nine restaurants since the beginning of 2004 contributed $7.9 million of additional sales in 2005.

Taco Cabana restaurant sales increased $7.0 million, or 3.5%, including sales in the extra week in 2004 of $3.8 million to $209.5 million in 2005 due primarily to the net addition of nine restaurants since the beginning of 2004 and the acquisition of four restaurants from a franchisee in the third quarter of 2005. These thirteen restaurants contributed $8.6 million of additional sales in 2005. To a lesser extent, sales also increased from a 1.2% increase in comparable restaurant sales at our Taco Cabana restaurants resulting from an increase in the average sales transaction compared to 2004.

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

Burger King restaurant sales were $360.1 million in 2005, including sales in the extra week in 2004 of $6.9 million, decreased $9.7 million due primarily to the closing of 13 underperforming Burger King restaurants during 2005. Comparable restaurant sales at our Burger King restaurants increased 1.0% in 2005 over 2004 from an increase in the average sales transaction due to menu price increases.

Operating Costs and Expenses. Cost of sales (food and paper costs), as a percentage of total restaurant sales, decreased slightly to 29.0% in 2005 from 29.1% in 2004. Pollo Tropical cost of sales, as a percentage of Pollo Tropical restaurant sales, increased 1.9% to 33.3% in 2005 from 31.4% in 2004 due to significant increases in chicken commodity costs (1.5% of Pollo Tropical sales) and increases in other commodity costs (0.6% of Pollo Tropical sales) partially offset by menu price increases in 2005. Taco Cabana cost of sales, as a percentage of Taco Cabana restaurant sales, decreased to 28.8% in 2005 from 29.8% in 2004 due to improvements in restaurant-level food controls (0.8% of Taco Cabana sales) and higher vendor rebates (0.2% of Taco Cabana sales). The effect of menu price increases at our Taco Cabana restaurants in early 2005 substantially offset increases in commodity costs. Burger King cost of sales, as a percentage of Burger King restaurant sales, decreased to 27.5% in 2005 from 27.9% in 2004 due to the effect of menu price increases in 2005 (1.0% of Burger King sales) offset in part by an increase in beef commodity prices (0.2% of Burger King sales), higher promotional sales discounts (0.2% of Burger King sales) and lower rebates (0.1% of Burger King sales).

Restaurant wages and related expenses, as a percentage of total restaurant sales, decreased to 29.0% in 2005 from 29.7% in 2004. Pollo Tropical restaurant wages and related expenses, as a percentage of Pollo Tropical restaurant sales, decreased 1.8% to 23.5% in 2005 from 25.3% in 2004 due primarily to the effect on fixed labor costs of higher comparable restaurant sales volumes (0.5% of Pollo Tropical sales), the effect of menu price increases in 2005 (0.5% of Pollo Tropical sales) and lower medical insurance costs (0.7% of Pollo Tropical sales). Taco Cabana restaurant wages and related expenses, as a percentage of Taco Cabana restaurant sales, decreased to 28.1% in 2005 from 28.5% in 2004 due primarily to the effect of menu price increases in 2005. Burger King restaurant wages and related expenses, as a percentage of Burger King restaurant sales, decreased to 31.5% in 2005 from 31.8% in 2004 due to lower medical insurance costs (0.1% of Burger King sales) and lower restaurant level bonuses (0.1% of Burger King sales).

Restaurant rent expense, as a percentage of total restaurant sales, decreased to 4.9% in 2005 from 5.0% in 2004 due primarily to the effect of comparable restaurant sales increases on fixed rental costs.

Other restaurant operating expenses, as a percentage of total restaurant sales, increased to 14.6% in 2005 from 13.3% in 2004. Pollo Tropical other restaurant operating expenses, as a percentage of Pollo Tropical restaurant sales, increased to 12.4% in 2005 from 10.9% in 2004 due primarily to higher utility costs resulting from higher natural gas and electricity prices (0.4% of Pollo Tropical sales), higher general liability claim costs (0.2% of Pollo Tropical sales) and increased fees due to increased levels of credit card sales (0.2% of Pollo Tropical sales). Taco Cabana other restaurant operating expenses, as a percentage of Taco Cabana restaurant sales, increased to 14.6% in 2005 from 13.2% in 2004 due primarily to higher utility costs from higher natural gas prices and increased electricity usage (0.7% of Taco Cabana sales) and higher maintenance costs associated with initiatives to enhance the appearance of our Taco Cabana restaurants (0.5% of Taco Cabana sales). Burger King other restaurant operating expenses, as a percentage of Burger King restaurant sales, increased to 15.4% in 2005 from 14.3% in 2004 due higher utility costs from higher natural gas rates and during summer months, higher electricity usage (0.5% of Burger King sales), and fees associated with the acceptance of credit cards (0.2% of Burger King sales) and higher repair and maintenance expense to enhance the appearance of our Burger King restaurants (0.3% of Burger King sales).

Advertising expense, as a percentage of total restaurant sales, increased slightly to 3.6% in 2005 from 3.5% in 2004. Pollo Tropical advertising expense, as a percentage of Pollo Tropical restaurant sales, increased to 1.9% in 2005 from 1.6% in 2004 due to higher television and radio advertising expenditures in 2005. Taco Cabana advertising expense, as a percentage of Taco Cabana restaurant sales, increased slightly to 4.2% in 2005 from 4.1% in 2004. Burger King advertising expense, as a percentage of Burger King restaurant sales, was 3.9% in both 2005 and 2004.

General and administrative expenses, including stock-based compensation expense, as a percentage of total restaurant sales, increased to 8.4% in 2005 from 6.3% in 2004. Stock-based compensation expense was $16.4 million and $1.8 million in 2005 and 2004, respectively, or as a percentage of total restaurant sales, 2.3% and 0.3%, respectively. Stock-based compensation expense in 2005 was substantially from the issuance by us of our common stock in exchange for stock options in the second quarter of 2005. General and administrative expenses increased in total $15.4 million in 2005 due primarily to the $14.6 million increase in stock-based compensation expense. General and administrative expenses further increased $0.4 million in 2005 compared to 2004 due primarily to increased legal and professional fees, including audit fees, of $1.8 million, higher administrative salaries of $0.6 million, and higher Company 401(k) contributions of $0.3 million, substantially offset by lower administrative bonus expense of $2.3 million.

Segment EBITDA. Our fiscal year 2004 included 53 weeks. The effect of the additional week in 2004 increased segment EBITDA in 2004 by $0.9 million for our Pollo Tropical restaurants, $1.4 million for our Taco Cabana restaurants and $2.1 million for our Burger King restaurants. Segment EBITDA for our Pollo Tropical restaurant segment increased to $28.7 million in 2005 from $27.9 million in 2004, Segment EBITDA for our Taco Cabana restaurant segment increased to $31.9 million in 2005 from $30.1 million in 2004, and Segment EBITDA for our Burger King restaurant segment decreased from $36.6 million in 2004 to $31.8 million in 2005.

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

Interest Expense. Interest expense increased $7.6 million to $43.0 million in 2005 from $35.4 million in 2004 due primarily to higher average outstanding debt balances resulting from the December 2004 Transactions and higher effective interest rates on our floating rate borrowings under our prior senior credit facility. However, the weighted average interest rate on our long-term debt, excluding lease financing obligations, for the year ended December 31, 2005 decreased to 7.3% from 7.8% in 2004. This decrease was due to increased borrowings under our prior senior credit facility in 2005 (as a result of the December 2004 Transactions), which are at a lower rate than our borrowings under our Notes, and which also comprised a higher percentage of our total outstanding long-term debt in 2005 compared to 2004.

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

During the fourth quarter of 2005, we established a valuation allowance of $ 1.1 million against net deferred tax assets due to state net operating loss carryforwards where realization of related deferred tax asset amounts was not likely. The estimation of future taxable income for federal and state purposes and our resulting ability to realize deferred tax assets pertaining to state net operating loss carryforwards and tax credit carryforwards can significantly change based on future events and operating results. Thus, recorded valuation allowances may be subject to material future changes.

Net Loss. As a result of the foregoing, we incurred a net loss of $4.4 million in 2005 compared to a net loss of $8.1 million in 2004.

Application of Critical Accounting Policies

Our Consolidated Financial Statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America. Preparing consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. These estimates and assumptions are affected by the application of our accounting policies. Our significant accounting policies are described in the “Summary of Significant Accounting Policies” footnote in the notes to our Consolidated Financial Statements. Critical accounting estimates are those that require application of management’s most difficult, subjective or complex judgments, often as a result of matters that are inherently uncertain and may change in subsequent periods.

Sales recognition at company-owned and operated restaurants is straightforward as customers pay for products at the time of sale and inventory turns over very quickly. Payments to vendors for products sold in the restaurants are generally settled within 30 days. The earnings reporting process is covered by our system of internal controls, and generally does not require significant management estimates and judgments. However, critical accounting estimates and judgments, as noted below, are inherent in the assessment and recording of accrued occupancy costs, insurance liabilities, legal obligations, income taxes, the valuation of goodwill and intangible assets for impairment and assessing impairment of long-lived assets and lease accounting matters. While we apply our judgment based on assumptions believed to be reasonable under the circumstances, actual results could vary from these assumptions. It is possible that materially different amounts would be reported using different assumptions.

Accrued occupancy costs. We make estimates of accrued occupancy costs pertaining to closed restaurant locations on an ongoing basis. These estimates require assessment and continuous evaluation of a number of factors such as the remaining contractual period under our lease obligations, the amount of sublease income we are able to realize on a particular property and estimates of other costs such as property taxes. Differences between actual future events and prior estimates could result in adjustments to these accrued costs. At December 31, 2006, we had three non-operating restaurant properties.

Insurance liabilities. We are insured for workers’ compensation, general liability and medical insurance claims under policies where we pay all claims, subject to annual stop-loss limitations both for individual claims and claims in the aggregate. At December 31, 2006, we had $7.6 million accrued for these insurance claims. We record insurance liabilities based on historical and industry trends, which are continually monitored, and adjust accruals as warranted by changing circumstances. Since there are many estimates and assumptions involved in recording these insurance liabilities, including the ability to estimate the future development of incurred claims based on historical trends, differences between actual future events and prior estimates and assumptions could result in adjustments to these liabilities.

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

Evaluation of Goodwill. We must evaluate our recorded goodwill under Statement of Financial Accounting Standards (“SFAS”) No. 142 “Goodwill and Other Intangible Assets” on an ongoing basis. We have elected to conduct our annual impairment review of goodwill at December 31. Our reviews at December 31, 2006 and 2005 indicated there had been no impairment as of those dates. This annual evaluation of goodwill requires us to make estimates and assumptions to determine the fair value of our reporting units including projections regarding future operating results of each restaurant over its remaining lease term and market values. These estimates may differ from actual future events and if these estimates or related projections change in the future, we may be required to record impairment charges for these assets.

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

Stock-based Compensation. Beginning in 2006, we account for stock-based compensation in accordance with SFAS No. 123(R), “Share-Based Payment” (“SFAS No. 123(R)”). As required by SFAS No. 123(R), stock-based compensation is estimated for equity awards at fair value at the grant date. We determine the fair value of equity awards using the Black-Scholes model which requires the use of certain assumptions. The assumptions include the risk-free rate of interest, expected dividend yield, expected volatility, and the expected life of the award. The risk-free rate of interest is based on the zero coupon U.S. Treasury rates appropriate for the expected term of the award. There are no expected dividends as we do not currently plan to pay dividends on our common stock. Expected stock price volatility is based on the implied volatility of a peer group that had actively traded stock during the period immediately preceding the share-based award grant. This period is equal in length to the award’s expected term as we currently do not have our own historical stock price data. Compensation expense is recognized only for those options expected to vest, with forfeitures estimated based on our historical experience and future expectations.

Effects of New Recent Accounting Developments

In March 2006, the Emerging Issues Task Force (“EITF”) issued EITF Issue 06-3, “How Sales Taxes Collected From Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement.” (“Issue 06-3”). This Issue discussed how entities are to adopt a policy of presenting sales taxes in the income statement on either a gross or net basis. If taxes are significant, an entity should disclose its policy of presenting taxes and the amounts of taxes. The guidance is effective for periods beginning after December 15, 2006. We present our restaurant sales net of sales taxes and therefore Issue 06-3 will not impact the method for recording these sales taxes in our consolidated financial statements.

In July 2006, the Financial Accounting Standards Board (the “FASB”) issued FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 prescribes a comprehensive recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 requires that only income tax benefits that meet the “more likely than not” recognition threshold be recognized or continue to be recognized on the effective date. For those benefits to be recognized, a tax position must also be sustained upon examination by taxing authorities. Initial derecognition amounts would be reported as a cumulative effect of a change in accounting principle recorded as an adjustment to opening retained earnings. This interpretation will be effective for us beginning January 1, 2007. We have completed our initial review of the interpretation and do not expect that the adoption of FIN 48 will have a significant impact on our consolidated financial position, results of operations or cash flows.

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

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Benefits, an amendment of FAS 87, 88, 106 and 132(R)” (“SFAS 158”) which is effective for fiscal years ending after December 15, 2006. SFAS No. 158 requires an employer that sponsors postretirement plans to recognize an asset or liability on its balance sheet for the overfunded or underfunded status of the plan and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. SFAS 158 does not change the amount of actuarially determined expense that is recorded in our consolidated statement of operations. SFAS 158 also requires an employer to measure plan assets and benefit obligations as of the date of the employer’s balance sheet, which is consistent with our historical measurement date. Adoption of SFAS 158 resulted in recording a liability and a charge to accumulated other comprehensive income, a component of stockholders’ deficit, at December 31, 2006 equal to the difference between our accrued benefit cost and our projected benefit obligation which was $1.7 million.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” (“SAB 108”) to address diversity in practice in quantifying financial statement misstatements. SAB 108 requires that we quantify misstatements based on their impact on each of our financial statements (both the statement of operations and statement of financial position) and related disclosures. The application of SAB 108 in the fourth quarter of 2006 did not have any impact on our consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Liabilities—Including an amendment of FASB Statement No. 115,” (“SFAS 159”). This statement permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS 159 is effective for the Company’s fiscal year beginning January 1, 2008. We are currently evaluating the impact of adopting SFAS No. 159.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

Interest Rate Risk

We are exposed to market risk associated with fluctuations in interest rates, primarily limited to our senior credit facility. There were no borrowings outstanding under the prior revolving credit facility at December 31, 2006 and $118.4 million of term loan borrowings outstanding under the prior senior credit facility. Revolving loans under our prior senior credit facility bore interest at a per annum rate, at our option of either:

1)	the sum of (a) the greater of (i) the prime rate or (ii) the federal funds rate plus .50%, plus (b) a margin ranging from .50% to 1.50% based on our total leverage ratio (as defined in the senior credit facility); or

2)	LIBOR plus a margin ranging from 2.0% to 3.0% based on our total leverage ratio.

Borrowings under the term loan facility bore interest at a per annum rate, at our option, of either:

1)	the sum of (a) the greater of (i) the prime rate or (ii) the federal funds rate plus .50%, plus (b) a margin ranging from .75% to 1.0% based on our total leverage ratio; or

2)	LIBOR plus a margin ranging from 2.25% to 2.50% based on the Company’s total leverage ratio.

A 1% change in interest rates would have resulted in an increase or decrease in interest expense of approximately $2.0 million for the year ended December 31, 2006.

On March 9, 2007, we repaid the borrowings outstanding under the prior senior credit facility and entered into a loan agreement providing for a new senior credit facility, consisting of $120.0 million principal amount of term loan A borrowings and a $65.0 million revolving credit facility (including a sub limit of up to $25.0 million for letters of credit and up to $5.0 million for swingline loans). Borrowings under the new senior credit facility bear interest at a per annum rate, at our option, of either:

1)	the applicable margin ranging from 0% to 0.25% based on our senior leverage ratio (as defined in the new credit facility) plus the greater of (i) the prime rate or (ii) the federal funds rate for that day plus 0.5%; or

2)	Adjusted LIBOR plus the applicable margin percentage in effect ranging from 1.0% to 1.5% based on our senior leverage ratio.

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

The financial statements and supplementary data of Carrols Restaurant Group, Inc. and Carrols Corporation required by this Item are described in Item 15 of this Annual Report on Form 10-K and are presented beginning on page F-1.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures. Our senior management is responsible for establishing and maintaining disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 as amended (the “Exchange Act”)), designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

We have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report, with the participation of our Chief Executive Officer and Chief Financial Officer, as well as other key members of our management. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2006.

Changes in Internal Control over Financial Reporting. No changes occurred in our internal control over financial reporting during the fourth quarter of 2006 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our registered public accounting firm due to a transition period established by the rules of the SEC for new public companies.

ITEM 9B.	OTHER INFORMATION

None

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Incorporated by reference from Carrols Restaurant Group, Inc.’s Definitive Proxy Statement to be filed in connection with Carrols Restaurant Group, Inc.’s 2007 Annual Meeting of Stockholders.

We have adopted written codes of ethics applicable to our directors, officers and employees in accordance with the rules of The NASDAQ Stock Market and the SEC. We make our codes of ethics available free of charge through our internet website, www.carrols.com. We will disclose on our website amendments to or waivers from our codes of ethics in accordance with all applicable laws and regulations.

ITEM 11.	EXECUTIVE COMPENSATION

Incorporated by reference from Carrols Restaurant Group, Inc.’s Definitive Proxy Statement to be filed in connection with Carrols Restaurant Group, Inc.’s 2007 Annual Meeting of Stockholders.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Incorporated by reference from Carrols Restaurant Group, Inc.’s Definitive Proxy Statement to be filed in connection with Carrols Restaurant Group, Inc.’s 2007 Annual Meeting of Stockholders.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Incorporated by reference from Carrols Restaurant Group, Inc.’s Definitive Proxy Statement to be filed in connection with Carrols Restaurant Group, Inc.’s 2007 Annual Meeting of Stockholders.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Incorporated by reference from Carrols Restaurant Group, Inc.’s Definitive Proxy Statement to be filed in connection with Carrols Restaurant Group, Inc.’s 2007 Annual Meeting of Stockholders.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) (1) Financial Statements—Carrols Restaurant Group, Inc. and Subsidiary

Financial Statements—Carrols Corporation and Subsidiaries

(a) (2) Financial Statement Schedules—Carrols Restaurant Group, Inc. and Subsidiary

Schedule	Description	Page
I	Condensed Financial Information of Carrols Restaurant Group, Inc.	F-35 to F-38
II	Valuation and Qualifying Accounts	F-39

Financial Statement Schedule—Carrols Corporation and Subsidiaries

Schedule	Description	Page
II	Valuation and Qualifying Accounts	F-84

Schedules other than those listed are omitted for the reason that they are not required, not applicable, or the required information is shown in the financial statements or notes thereto.

(a) (3) Exhibits

EXHIBIT INDEX

Exhibit Number	Description
3.1	Form of Restated Certificate of Incorporation of Carrols Restaurant Group, Inc. (incorporated by reference to Exhibit 3.1 to Carrols Restaurant Group Inc.’s Registration Statement on Form S-1, as amended (Registration No. 333-137524))

3.2	Form of Amended and Restated By-laws of Carrols Restaurant Group, Inc. (incorporated by reference to Exhibit 3.2 to Carrols Restaurant Group Inc.’s Registration Statement on Form S-1, as amended (Registration No. 333-137524)

3.3	Restated Certificate of Incorporation of Carrols Corporation (incorporated by reference to Exhibit 3.(3)(a) to Carrols Corporation’s 1987 Annual Report on Form 10-K)

3.4	Restated By-laws of Carrols Corporation (incorporated by reference to Exhibit 3.(3)(b) to Carrols Corporation’s 1986 Annual Report on Form 10-K)

4.1	Form of Registration Agreement by and among Carrols Restaurant Group, Inc., Atlantic Restaurants, Inc., Madison Dearborn Capital Partners, L.P., Madison Dearborn Capital Partners II, L.P., Alan Vituli, Daniel T. Accordino and Joseph A. Zirkman (incorporated by reference to Exhibit 10.24 to Carrols Corporation’s 1996 Annual Report on Form 10-K)

4.2	Registration Rights Agreement, relating to the 9% Senior Subordinated Notes, dated as of December 15, 2004 by and among Carrols Corporation, the Guarantors named therein, J.P. Morgan Securities Inc., Banc of America Securities LLC, Lehman Brothers Inc., Wachovia Capital Markets, LLC and SunTrust Capital Markets, Inc. (incorporated by reference to Exhibit 10.1 to Carrols Corporation’s Form 8-K filed on December 21, 2004)

4.3	Indenture governing the 9% Senior Subordinated Notes due 2013, dated as of December 15, 2004, between Carrols Corporation, the Guarantors named therein and The Bank of New York, as Trustee (incorporated by reference to Exhibit 10.2 to Carrols Corporation’s Form 8-K filed on December 21, 2004)

4.4	Form of 9% Senior Subordinated Note due 2013 (incorporated by reference to Exhibit 4.5)

4.5	Form of Stock Certificate for Common Stock (incorporated by reference to Exhibit 4.7 to Carrols Restaurant Group Inc.’s Registration Statement on Form S-1, as amended (Registration No. 333-137524))

4.6	Form of First Supplement to Indenture by and between Carrols Corporation and The Bank of New York (incorporated by reference to Exhibit 4.8 to Carrols Restaurant Group Inc.’s Registration Statement on Form S-1, as amended (Registration No. 333-137524))

10.1	Form of Second Amended and Restated Employment Agreement dated March 27, 1997 by and between Carrols Corporation and Alan Vituli (incorporated by reference to Exhibit 10.25 to Carrols Corporation’s 1996 Annual Report on Form 10-K) (1)

10.2	Form of Second Amended and Restated Employment Agreement dated March 27, 1997 by and between Carrols Corporation and Daniel T. Accordino (incorporated by reference to Exhibit 10.26 to Carrols Corporation’s 1996 Annual Report on Form 10-K) (1)

10.3	Extension of Employment Agreement dated March 27, 2002 by and between Carrols Corporation and Alan Vituli (incorporated by reference to Exhibit 10.27 to Carrols Corporation’s June 30, 2002 Quarterly Report on Form 10-Q) (1)

Exhibit Number	Description
10.4	Extension of Employment Agreement dated March 27, 2002 by and between Carrols Corporation and Daniel T. Accordino (incorporated by reference to Exhibit 10.28 to Carrols Corporation’s June 30, 2002 Quarterly Report on Form 10-Q) (1)

10.5	Carrols Corporation Retirement Savings Plan dated April 1, 1999 (incorporated by reference to Exhibit 10.29 to Carrols Corporation’s 1999 Annual Report on Form 10-K) (1)

10.6	Carrols Restaurant Group, Inc. 2001 Taco Cabana Long-Term Incentive Plan (incorporated by reference to Exhibit 10.21 to Carrols Corporation’s December 31, 2003 Annual Report or 10-K) (1)

10.7	Carrols Corporation and Subsidiaries Deferred Compensation Plan dated January 1, 2002 (incorporated by reference to Exhibit 10.26 to Carrols Corporation’s March 31, 2002 Quarterly Report on Form 10-Q) (1)

10.8	Carrols Corporation Retirement Savings plan July 1, 2002 Restatement (incorporated by reference to Exhibit 10.29 to Carrols Corporation’s September 29, 2002 Quarterly Report on Form 10-Q) (1)

10.9	Addendum incorporating EGTRRA Compliance Amendment to Carrols Corporation Retirement Savings Plan dated September 12, 2002 (incorporated by reference to Exhibit 10.30 to Carrols Corporation’s September 29, 2002 Quarterly Report on Form 10-Q) (1)

10.10	First Amendment, dated as of January 1, 2004, to Carrols Corporation Retirement Savings Plan (incorporated by reference to Exhibit 10.35 to Carrols Corporation’s December 31, 2003 Annual Report on Form 10-K) (1)

10.11	Carrols Restaurant Group, Inc. First Amended and Restated 1998 Pollo Tropical Long-Term Incentive Plan (incorporated by reference to Exhibit 10.37 to Carrols Corporation’s December 31, 2003 Annual Report on Form 10-K) (1)

10.12	Amended and Restated Loan Agreement dated as of December 15, 2004 among Carrols Corporation, JPMorgan Chase Bank, Bank of America, N.A., Sun Trust Bank, Wachovia Bank, National Association, Manufacturers and Traders Trust Company, and other lenders now or hereafter parties hereto (incorporated by reference to Exhibit 10.3 to Carrols Corporation’s Form 8-K filed on December 21, 2004)

10.13	Extension of Employment Agreement dated November 11, 2004 by and between Carrols Corporation and Alan Vituli (incorporated by reference to exhibit 10.30 to Carrols Corporation’s 2004 Annual Report on Form 10-K) (1)

10.14	Extension of Employment Agreement dated as of May 3, 2005 by and between Carrols Corporation and Alan Vituli (incorporated by reference to exhibit 10.31 to Carrols Corporation’s 2004 Annual Report on Form 10-K) (1)

10.15	Extension of Employment Agreement dated November 11, 2004 by and between Carrols Corporation and Daniel T. Accordino (incorporated by reference to exhibit 10.32 to Carrols Corporation’s 2004 Annual Report on Form 10-K) (1)

10.16	Extension of Employment Agreement dated as of May 3, 2005 by and between Carrols Corporation and Daniel T. Accordino (incorporated by reference to exhibit 10.33 to Carrols Corporation’s 2004 Annual Report on Form 10-K) (1)

10.17	Amendment to Carrols Restaurant Group, Inc. 1998 Pollo Tropical Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to Carrols Corporation’s Form 8-K filed on November 1, 2004) (1)

10.18	Amendment to Carrols Restaurant Group, Inc. 2001 Taco Cabana Long-Term Incentive Plan (incorporated by reference to Exhibit 10.2 to Carrols Corporation’s Form 8-K filed on November 1, 2004) (1)

Exhibit Number	Description
10.19	Form of Stock Award Agreement of Carrols Restaurant Group, Inc. dated as of May 3, 2005 (incorporated by reference to exhibit 10.38 to Carrols Corporation’s 2004 Annual Report on Form 10-K) (1)

10.20	Form of Exchange Agreement dated as of May 3, 2005 by and between Carrols Restaurant Group, Inc. and Vituli Family Trust (incorporated by reference to exhibit 10.39 to Carrols Corporation’s 2004 Annual Report on Form 10-K) (1)

10.21	Form of Stock Award Agreement dated as of May 3, 2005 by and between Carrols Restaurant Group, Inc. and Daniel T. Accordino (incorporated by reference to exhibit 10.40 to Carrols Corporation’s 2004 Annual Report on Form 10-K) (1)

10.22	2006 Stock Incentive Plan (incorporated by reference to Exhibit 10.27 to Carrols Restaurant Group Inc.’s Registration Statement on Form S-1, as amended (Registration No. 333-137524)) (1)

10.23	Form of Employment Agreement by and among Carrols Restaurant Group, Inc., Carrols Corporation and Alan Vituli(incorporated by reference to Exhibit 10.28 to Carrols Restaurant Group Inc.’s Registration Statement on Form S-1, as amended (Registration No. 333-137524)) (1)

10.24	Form of Employment Agreement by and among Carrols Restaurant Group, Inc., Carrols Corporation and Daniel T. Accordino (incorporated by reference to Exhibit 10.29 to Carrols Restaurant Group Inc.’s Registration Statement on Form S-1, as amended (Registration No. 333-137524)) (1)

10.25	Form of Change of Control/Severance Agreement (incorporated by reference to Exhibit 10.3 to Carrols Restaurant Group Inc.’s Registration Statement on Form S-1, as amended (Registration No. 333-137524)) (1)

10.26	Form of Agreement, by and among Carrols Restaurant Group, Inc., Madison Dearborn Capital Partners, L.P., Madison Dearborn Capital Partners, II, L.P., BIB Holdings (Bermuda) Ltd., Alan Vituli, Daniel T. Accordino and Joseph A. Zirkman (incorporated by reference to Exhibit 10.31 to Carrols Restaurant Group Inc.’s Registration Statement on Form S-1, as amended (Registration No. 333-137524))

10.27	Form of Amendment No. 1 to Registration Agreement, by and among Carrols Restaurant Group, Inc., Madison Dearborn Capital Partners, L.P., Madison Dearborn Capital Partners, II, L.P., BIB Holdings (Bermuda) Ltd., Alan Vituli, Daniel T. Accordino and Joseph A. Zirkman (incorporated by reference to Exhibit 10.32 to Carrols Restaurant Group Inc.’s Registration Statement on Form S-1, as amended (Registration No. 333-137524))

10.28	Form of Consent and Waiver among Carrols Corporation, JPMorgan Chase Bank, N.A. and other lenders now or hereafter parties to the Amended and Restated Loan Agreement, dated December 15, 2004 (incorporated by reference to Exhibit 10.33 to Carrols Restaurant Group Inc.’s Registration Statement on Form S-1, as amended (Registration No. 333-137524))

10.29	Loan Agreement dated as of March 9, 2007 among Carrols Corporation, Wachovia Bank, National Association, Bank of America, N.A., Raymond James Bank, FSB, Wells Fargo Bank National Association, Manufacturers, Traders Trust Company and each of the lenders who are or may from time to time become a party thereto (incorporated by reference to Exhibit 10.1 to Carrols Restaurant Group, Inc.’s Form 8-K filed on March 13, 2007)

10.30	Pledge Agreement dated as of March 9, 2007 among Carrols Restaurant Group, Inc., Carrols Corporation and the Subsidiary Pledgors (as defined therein) in favor of the Agent (incorporated by reference to Exhibit 10.2 to Carrols Restaurant Group, Inc.’s Form 8-K filed on March 13, 2007)

10.31	Parent Guaranty Agreement dated as of March 9, 2007 among Carrols Restaurant Group, Inc., in favor of the Agent (incorporated by reference to Exhibit 10.3 to Carrols Restaurant Group, Inc.’s Form 8-K filed on March 13, 2007)

Exhibit Number	Description
10.32	Subsidiary Guaranty Agreement dated as of March 9, 2007 among each of the Subsidiary Guarantors (as defined in the Subsidiary Guaranty Agreement) in favor of the Agent (incorporated by reference to Exhibit 10.4 to Carrols Restaurant Group, Inc.’s Form 8-K filed on March 13, 2007)

14.1	Carrols Restaurant Group, Inc. and Carrols Corporation Code of Ethics*

21.1	List of Subsidiaries*

31.1	Chief Executive Officer’s Certificate Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Carrols Restaurant Group, Inc.*

31.2	Chief Financial Officer’s Certificate Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Carrols Restaurant Group, Inc.*

31.3	Chief Executive Officer’s Certificate Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Carrols Corporation*

31.4	Chief Financial Officer’s Certificate Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Carrols Corporation*

32.1	Chief Executive Officer’s Certificate Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Carrols Restaurant Group, Inc.*

32.2	Chief Financial Officer’s Certificate Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Carrols Restaurant Group, Inc.*

32.3	Chief Executive Officer’s Certificate Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Carrols Corporation*

32.4	Chief Financial Officer’s Certificate Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Carrols Corporation*

(1)	Management contract or compensatory plan or arrangement identified pursuant to this report.
*	Filed herewith.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Carrols Restaurant Group, Inc.

Syracuse, New York

We have audited the accompanying consolidated balance sheets of Carrols Restaurant Group, Inc. and subsidiary (the “Company”) as of December 31, 2006 and January 1, 2006, and the related consolidated statements of operations, changes in stockholders’ equity (deficit), and cash flows for each of the two years in the period ended December 31, 2006. Our audits also included the 2006 and 2005 financial statement schedules listed in the index at Item 15 (a)(2). These financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2006 and January 1, 2006, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such 2006 and 2005 financial statement schedules, when considered in relation to the basic 2006 and 2005 financial statements taken as a whole present fairly in all material respects the information set forth therein.

/s/ Deloitte & Touche

Rochester, New York

March 21, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

of Carrols Restaurant Group, Inc.:

In our opinion, the consolidated statements of operations, changes in stockholders’ equity (deficit), and of cash flows for the year ended December 31, 2004, present fairly, in all material respects, the results of operations and cash flows of Carrols Restaurant Group, Inc. (formerly named Carrols Holdings Corporation) and its subsidiary for the year ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the accompanying financial statement schedules for the year ended December 31, 2004, present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audit. We conducted our audit of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

As discussed in Note 2 to the consolidated financial statements included in the 2006 Form S-1 (Number 333-137524) of Carrols Restaurant Group, Inc. (not separately presented herein), the consolidated financial statements for the year ended December 31, 2004 have been restated.

/s/ PricewaterhouseCoopers LLP

Syracuse, New York

July 27, 2005, except for the restatements discussed in Note 2 to the consolidated financial statements included in the 2006 Form S-1 (Number 333-137524) of Carrols Restaurant Group, Inc. (not separately presented herein) as to which the date is June 29, 2006, the business segment information in Note 13 and the earnings per share information within the statements of operations and in Note 17 as to which the date is September 21, 2006, and the effects of the stock split described in Note 12, as to which the date is December 8, 2006.

CARROLS RESTAURANT GROUP, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

December 31, 2006 and 2005

(in thousands of dollars except share and per share amounts)

	December 31,
	2006	2005
ASSETS
Current assets:
Cash and cash equivalents	$3,939	$9,331
Trade and other receivables (Note 9)	5,364	3,017
Inventories	4,677	5,333
Prepaid rent	4,130	4,476
Prepaid expenses and other current assets	5,367	4,635
Refundable income taxes	2,806	593
Deferred income taxes (Note 10)	4,539	4,867

Total current assets	30,822	32,252
Property and equipment, net (Note 2)	182,742	217,506
Franchise rights, net (Note 3)	83,268	86,490
Goodwill (Note 3)	124,934	124,934
Intangible assets, net (Note 3)	1,175	1,465
Franchise agreements, at cost less accumulated amortization of $5,431 and $5,208, respectively	5,793	5,869
Deferred income taxes (Note 10)	11,136	13,279
Other assets	12,989	15,150

Total assets	$452,859	$496,945

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Current portion of long-term debt (Note 7)	$2,477	$2,588
Accounts payable	17,860	19,022
Accrued interest	7,861	7,615
Accrued payroll, related taxes and benefits	18,445	15,703
Accrued real estate taxes	4,102	3,933
Other liabilities	10,623	8,832

Total current liabilities	61,368	57,693
Long-term debt, net of current portion (Note 7)	297,432	391,108
Lease financing obligations (Note 8)	58,571	110,898
Deferred income—sale-leaseback of real estate	31,391	10,660
Accrued postretirement benefits (Note 16)	6,370	4,068
Other liabilities (Note 5)	23,494	26,055

Total liabilities	478,626	600,482
Commitments and contingencies (Notes 6 and 14)
Stockholders’ deficit (Note 12):
Preferred stock, par value $.01; authorized 20,000,000 shares, issued and outstanding—none	—	—
Voting common stock, par value $.01; authorized 100,000,000 shares, issued and outstanding—21,550,827 and 15,917,176 shares, respectively	216	159
Additional paid-in capital	(3,108)	(68,539)
Accumulated deficit	(21,733)	(35,157)
Accumulated other comprehensive loss (Note 16)	(1,001)	—
Treasury stock, at cost	(141)	—

Total stockholders’ deficit	(25,767)	(103,537)

Total liabilities and stockholders’ deficit	$452,859	$496,945

The accompanying notes are an integral part of these consolidated financial statements.

CARROLS RESTAURANT GROUP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

Years Ended December 31, 2006, 2005 and 2004

(in thousands of dollars except share and per share amounts)

	2006	2005	2004
Revenues:
Restaurant sales	$750,069	$705,422	$696,343
Franchise royalty revenues and fees	1,357	1,488	1,536

Total revenues	751,426	706,910	697,879

Costs and expenses:
Cost of sales	211,236	204,620	202,624
Restaurant wages and related expenses	218,797	204,292	206,732
Restaurant rent expense	37,768	34,668	34,606
Other restaurant operating expenses	110,164	102,921	92,891
Advertising expense	27,692	25,523	24,711
General and administrative (including stock-based compensation expense of $74, $16,432 and $1,818, respectively)	49,756	58,940	43,585
Depreciation and amortization	33,534	33,096	38,521
Impairment losses (Note 4)	1,019	1,468	1,544
Bonus to employees and a director (Note 11)	—	—	20,860
Other expense (income) (Notes 5 and 9)	(2,787)	—	2,320

Total operating expenses	687,179	665,528	668,394

Income from operations	64,247	41,382	29,485
Interest expense	44,262	42,972	35,383
Loss on extinguishment of debt (Note 7)	—	—	8,913

Income (loss) before income taxes	19,985	(1,590)	(14,811)
Provision (benefit) for income taxes (Note 10)	6,561	2,760	(6,720)

Net income (loss)	$13,424	$(4,350)	$(8,091)

Basic and diluted net income (loss) per share (Note 17)	$0.83	$(0.29)	$(0.63)

Basic weighted average common shares outstanding (Note 17)	16,152,060	14,905,750	12,915,095
Diluted weighted average common shares outstanding (Note 17)	16,152,330	14,905,750	12,915,095

The accompanying notes are an integral part of these consolidated financial statements.

CARROLS RESTAURANT GROUP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

Years Ended December 31, 2006, 2005 and 2004

(in thousands of dollars except share amounts)

	Voting Common Stock Shares	Voting Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Treasury Stock	Total Stockholders’ Equity (Deficit)
Balance at January 1, 2004	12,915,095	$129	$31,924	$(22,716)	$—	$—	$9,337
Net loss	—	—	—	(8,091)	—	—	(8,091)
Dividends declared (Note 11)	—	—	(116,794)	—	—	—	(116,794)

Balance at December 31, 2004	12,915,095	129	(84,870)	(30,807)	—	—	(115,548)
Net loss	—	—	—	(4,350)	—	—	(4,350)
Issuance of stock (Note 12)	3,002,927	30	16,331	—	—	—	16,361
Purchase of treasury shares	(846)	—	—	—	—	—	—

Balance at December 31, 2005	15,917,176	159	(68,539)	(35,157)	—	—	(103,537)
Net income	—	—	—	13,424	—	—	13,424
Purchase of treasury shares	(34,135)	—	—	—	—	(141)	(141)
Issuance of stock in connection with initial public offering, net of expenses	5,666,666	57	65,362	—	—	—	65,419
Issuance of stock (Note 12)	1,120		16				16
Stock-based compensation	—	—	53	—	—	—	53
Adjustment to adopt SFAS No. 158, net of tax (Note 16)		—	—	—	(1,001)	—	(1,001)

Balance at December 31, 2006	21,550,827	$216	$(3,108)	$(21,733)	$(1,001)	$(141)	$(25,767)

The accompanying notes are an integral part of these consolidated financial statements.

CARROLS RESTAURANT GROUP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, 2006, 2005 and 2004

(in thousands of dollars)

	2006	2005	2004
Cash flows provided from operating activities:
Net income (loss)	$13,424	$(4,350)	$(8,091)
Adjustments to reconcile net income (loss) to net cash provided from operating activities:
Gain on disposal of property and equipment	(1,398)	(620)	(176)
Stock-based compensation	69	16,310	1,818
Depreciation and amortization	33,534	33,096	38,521
Amortization of deferred financing costs	1,449	1,529	1,527
Amortization of unearned purchase discounts	(2,155)	(2,156)	(2,154)
Amortization of deferred gains from sale-leaseback transactions	(1,303)	(481)	(458)
Accretion of interest on lease financing obligations	412	344	406
Impairment losses	1,019	1,468	1,544
Loss on extinguishment of debt	—	—	8,913
Gain on settlements of lease financing obligations	(120)	—	—
Deferred income taxes	3,123	1,036	(6,466)
Changes in other operating assets and liabilities:
Refundable income taxes	(2,213)	2,435	(4,162)
Accounts payable	(670)	1,140	(2,427)
Accrued payroll, related taxes and benefits	2,742	(9,186)	9,666
Accrued bonus to employees and director	—	(20,860)	20,860
Other liabilities—current	1,960	(931)	1,762
Accrued interest	246	6,659	(593)
Other liabilities— long-term	(574)	(603)	(428)
Other	(790)	(2,822)	(851)

Net cash provided from operating activities	48,755	22,008	59,211

Cash flows used for investing activities:
Capital expenditures:
New restaurant development	(28,132)	(20,613)	(9,654)
Restaurant remodeling	(6,372)	(4,018)	(845)
Other restaurant capital expenditures	(9,049)	(8,684)	(7,503)
Corporate and restaurant information systems	(1,586)	(1,319)	(1,071)
Acquisition of Taco Cabana restaurants	—	(4,215)	—

Total capital expenditures	(45,139)	(38,849)	(19,073)
Properties purchased for sale-leaseback	(3,413)	(1,091)	(1,574)
Proceeds from sale-leaseback transactions	36,313	5,237	10,984
Proceeds from sales of other properties	1,800	795	1,174

Net cash used for investing activities	(10,439)	(33,908)	(8,489)

Cash flows used for financing activities:
Payments on revolving credit facility, net	—	—	(600)
Scheduled principal payments on term loans	(2,200)	(2,200)	(10,125)
Principal pre-payments on term loans	(91,200)	(6,000)	—
Proceeds from initial public offering, net of expenses	65,419	—	—
Purchase of treasury shares	(141)	—	—
Proceeds from issuance of debt	—	—	400,000
Tender and redemption of 9 1/2% senior subordinated notes	—	—	(175,756)
Repayments of borrowings under previous credit facility	—	—	(113,375)
Financing costs associated with issuance of debt and lease financing obligations	—	(542)	(9,013)
Proceeds from lease financing obligations	—	—	4,500
Dividends paid	—	—	(116,794)
Settlement of lease financing obligations	(15,199)	(1,074)	—
Payments on other notes payable	—	—	(117)
Principal payments on capital leases	(387)	(419)	(390)

Net cash used for financing activities	(43,708)	(10,235)	(21,670)

Net increase (decrease) in cash and cash equivalents	(5,392)	(22,135)	29,052
Cash and cash equivalents, beginning of year	9,331	31,466	2,414

Cash and cash equivalents, end of year	$3,939	$9,331	$31,466

Supplemental disclosures:
Interest paid on long-term debt	$32,302	$23,763	$23,368
Interest paid on lease financing obligations	$9,974	$10,677	$10,626
Income taxes paid (refunded), net	$5,630	$(824)	$3,905
Increase (decrease) in accruals for capital expenditures	$(870)	$301	$1,153
Capital lease obligations acquired and incurred	$—	$1,090	$—
Non-cash reduction of assets under lease financing obligations due to lease amendments	$24,707	$—	$—
Non-cash reduction of lease financing obligations due to lease amendments	$37,544	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

CARROLS RESTAURANT GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2006, 2005 and 2004

(in thousands of dollars, except share and per share amounts)

1. Description of Business and Summary of Significant Accounting Policies

Basis of Consolidation. The consolidated financial statements presented herein include the accounts of Carrols Restaurant Group, Inc. (“Carrols Restaurant Group” or the “Company”), formerly known as Carrols Holdings Corporation, and its wholly-owned subsidiary Carrols Corporation (“Carrols”). Carrols Restaurant Group is a holding company and conducts all of its operations through Carrols and its wholly-owned subsidiaries. Unless the context otherwise requires, Carrols Restaurant Group, Carrols and the direct and indirect subsidiaries of Carrols are collectively referred to as the “Company.” All intercompany transactions have been eliminated in consolidation.

The difference between the consolidated financial statements of Carrols Restaurant Group and Carrols is primarily due to additional rent expense of approximately $6 per year for Carrols Restaurant Group and the composition of stockholders’ deficit.

Business Description. At December 31, 2006, the Company operated, as franchisee, 328 quick-service restaurants under the trade name “Burger King” in 12 Northeastern, Midwestern and Southeastern states. At December 31, 2006, the Company also owned and operated 76 Pollo Tropical restaurants, of which 74 were located in Florida, one located in the New York City metropolitan area in northern New Jersey and one located in Brooklyn, New York and franchised a total of 27 Pollo Tropical restaurants, 23 in Puerto Rico, two in Ecuador and two on college campuses in Florida. At December 31, 2006, the Company owned and operated 143 Taco Cabana restaurants located primarily in Texas and franchised two Taco Cabana restaurants in New Mexico and one in Georgia.

Use of Estimates. The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements. Estimates also affect the reported amounts of revenues and expenses during the reporting periods. Significant items subject to such estimates and assumptions include: accrued occupancy costs, insurance liabilities, legal obligations, income taxes, evaluation for impairment of goodwill, impairment of long-lived assets and impairment of Burger King franchise rights, lease accounting and stock-based compensation. Actual results could differ from those estimates.

Fiscal Year. The Company uses a 52-53 week fiscal year ending on the Sunday closest to December 31. All references herein to fiscal years ended January 2, 2005, January 1, 2006 and December 31, 2006 will be referred to as fiscal years ended December 31, 2004, 2005 and 2006, respectively. The fiscal years ended December 31, 2006 and 2005 each contained 52 weeks. The fiscal year ended December 31, 2004 contained 53 weeks.

Cash and Cash Equivalents. The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. At December 31, 2005 the Company had $2.0 million invested in money market funds.

Inventories. Inventories are stated at the lower of cost (first-in, first-out) or market. Inventories are primarily comprised of food and paper.

Property and Equipment. The Company capitalizes all direct costs incurred to construct and substantially improve its restaurants. These costs are depreciated and charged to expense based upon their property classification when placed in service. Property and equipment is recorded at cost. Repair and maintenance

CARROLS RESTAURANT GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2006, 2005 and 2004

(in thousands of dollars, except share and per share amounts)

activities are expensed as incurred. Depreciation and amortization is provided using the straight-line method over the following estimated useful lives:

Owned buildings	5 to 30 years
Equipment	3 to 15 years
Computer hardware and software	3 to 7 years
Assets subject to capital leases	Shorter of useful life or lease term

Leasehold improvements are being depreciated over the shorter of their estimated useful lives or the underlying lease term. In circumstances where an economic penalty, as defined under Statement of Financial Accounting Standards (“SFAS”) No. 13, “Accounting for Leases”, would be presumed by the non-exercise of one or more renewal options under the lease, the Company includes those renewal option periods when determining the lease term. For significant leasehold improvements made during the latter part of the lease term, the Company amortizes those improvements over the shorter of their useful life or an extended lease term. The extended lease term would consider the exercise of renewal options if the value of the improvements would cause a penalty to be incurred without the renewal of the option. Building costs incurred for new restaurants on leased land are depreciated over the lease term, which is generally a twenty year period.

Burger King Franchise Rights. For its Burger King restaurant acquisitions, the Company has generally allocated a portion of the purchase price to franchise rights, an intangible asset. Amounts allocated to franchise rights for each acquisition are amortized using the straight-line method over the average remaining term of the acquired franchise agreements at January 1, 2002 plus one twenty year renewal period.

Burger King Franchise Agreements. Fees for initial franchises and renewals are amortized using the straight-line method over the term of the agreement, which is generally twenty years.

Goodwill. Goodwill represents the excess of purchase price and related costs over the value assigned to the net tangible and identifiable intangible assets of businesses acquired. Goodwill is not amortized but is tested at least annually for impairment. The Company performs its impairment evaluation annually as of December 31.

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

Lease Financing Obligations. Lease financing obligations pertain to real estate transactions accounted for under the financing method as required by SFAS No. 98, “Accounting for Leases” (“SFAS 98”). The assets (land and building) subject to these obligations remain on the Company’s consolidated balance sheet at their historical

CARROLS RESTAURANT GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2006, 2005 and 2004

(in thousands of dollars, except share and per share amounts)

costs and such assets (excluding land) continue to be depreciated over their remaining useful lives. The proceeds received by the Company from these transactions are recorded as lease financing obligations and the lease payments are applied as payments of principal and interest. The selection of the interest rate on lease financing obligations is evaluated at inception of the lease based on the Company’s incremental borrowing rate adjusted to the rate required to prevent recognition of a non-cash loss or negative amortization of the obligation through the end of the primary lease term. In addition, if a purchase option exists for any properties subject to a lease financing obligation, the purchase option is evaluated for its probability of exercise on an ongoing basis. This evaluation considers many factors including, without limitation, the Company’s intentions, the fair value of the underlying properties, the Company’s ability to acquire the property, economic circumstances and other available alternatives to the Company for the continued use of the property. At December 31, 2006 and 2005, no purchase options were considered probable of exercise by the Company.

Revenue Recognition. Revenues from Company owned and operated restaurants are recognized when payment is tendered at the time of sale. Franchise royalty revenues associated with Pollo Tropical and Taco Cabana restaurants are based on a percent of gross sales and are recorded as income when earned.

Income Taxes. The Company provides for income taxes in accordance with the provisions of SFAS No. 109, “Accounting for Income Taxes” (“SFAS 109”). Under the liability method specified by SFAS 109, deferred tax assets and liabilities are based on the difference between the financial statement and tax bases of assets and liabilities as measured by the tax rates that are anticipated to be in effect when those differences reverse. The deferred tax provision generally represents the net change in deferred tax assets and liabilities during the period. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the results of operations in the period that includes the enactment date. A valuation allowance is established when it is necessary to reduce deferred tax assets to amounts for which realization is more likely than not. The Company also records a reserve for uncertain tax positions when it is probable and estimable. The Company and its subsidiary file a consolidated federal income tax return.

Advertising Costs. All advertising costs are expensed as incurred.

Cost of Sales. The Company includes the cost of food, beverage and paper, net of any discounts, in cost of sales.

Insurance. The Company is insured for workers’ compensation, general liability and medical insurance claims under policies where it pays all claims, subject to annual stop-loss limitations both for individual claims and claims in the aggregate. Losses are accrued based upon the Company’s estimates of the aggregate liability for claims based on Company experience and certain actuarial methods used to measure such estimates. The Company does not discount any of its self-insurance obligations.

Fair Value of Financial Instruments. The following methods were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate the fair value:

•	Current Assets and Liabilities. The carrying value of cash and cash equivalents and accrued liabilities approximates fair value because of the short maturity of those instruments.

•

Senior Subordinated Notes. The fair values of outstanding senior subordinated notes are based on quoted market prices. The fair values at December 31, 2006 and 2005 were approximately $184.1 million and $174.6 million, respectively.

•

Revolving and Term Loan Facilities. Rates currently available to the Company for debt with similar terms and remaining maturities are used to estimate fair value. The recorded amounts, as of December 31, 2006 and 2005, approximated fair value.

CARROLS RESTAURANT GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2006, 2005 and 2004

(in thousands of dollars, except share and per share amounts)

Income (Loss) per Share. Basic income (loss) per share is computed by dividing net income (loss) for the period by the weighted average number of common shares outstanding during the period. Diluted income (loss) is computed by dividing net income (loss) for the period by the weighted average number of common shares outstanding plus the dilutive effect of outstanding stock options using the treasury stock method.

As discussed in Note 12, prior to October 27, 2004, the Company had a tracking stock capital structure under which it had three authorized classes of common stock comprised of the Carrols class of common stock, the Pollo Tropical class of common stock and the Taco Cabana class of common stock. No shares of Pollo Tropical or Taco Cabana classes of common stock (the tracking stock) were ever issued or outstanding and only options for such classes of common stock were granted and outstanding under the Company’s equity incentive plans. Therefore, the Carrols class of common stock retained a 100% undivided interest in the net assets and net income of the Pollo Tropical and the Taco Cabana classes of common stock in accordance with the terms of the Company’s certificate of incorporation.

On October 27, 2004, the Pollo Tropical and Taco Cabana authorized classes of common stock were eliminated and all outstanding options to purchase Pollo Tropical and Taco Cabana classes of common stock were converted into options to purchase the Company’s current single class of common stock. Prior to the elimination of this capital structure, the Company calculated income (loss) per share using the two-class method which included the allocation of income or losses to each of the three classes of common stock in a consistent manner between the three classes. There was no basic income per share for the Pollo Tropical or Taco Cabana classes of common stock in any of the periods since no shares of these classes were ever issued or outstanding. The income allocated to the Pollo Tropical class of common stock was immaterial due to the small interest in that income by the option holders of that common stock and there was no income allocated to the Taco Cabana class of common stock since there was no interest in that income by the option holders of that common stock because the outstanding options were anti-dilutive. Accordingly, no diluted income per share for either of these classes of common stock has been presented in the accompanying financial statements.

Stock-Based Compensation. Effective January 2, 2006, the Company adopted SFAS No. 123(R), “Share-Based Payment” (“SFAS 123R”) using the modified prospective transition method and, as a result, did not retroactively adjust results from prior periods. The Company applies the Black-Scholes valuation model in determining the fair value of stock options granted to employees, which is then amortized on a straight-line basis to compensation expense over the requisite service period. For restricted stock awards, the fair market value of the award, determined based upon the closing value of the Company’s stock price on the grant date, is recorded to compensation expense on a straight-line basis over the vesting period.

The Company adopted an incentive stock plan in 2006 under which incentive stock options, non-qualified stock options and restricted shares may be granted to employees and non-employee directors. In 2006, the Company granted incentive stock options, non-qualified stock options and restricted shares under these plans. The stock options granted generally vest at 20% per year and expire seven years from the date of grant. Restricted shares granted to employees generally vest 33% per year for three years and restricted shares granted to non-employee directors generally vest at 20% per year. The fair value of shares granted is determined based on the Company’s closing stock price on the date of grant. Stock-based compensation related to these grants totaled $0.1 million in 2006.

Prior to the adoption of SFAS 123R in 2006, the Company accounted for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees”, (“APB 25”) and, as permitted by SFAS 123, “Accounting for Stock-Based Compensation (“SFAS 123”), the Company provided pro forma net income disclosures for employee stock option grants as if the

CARROLS RESTAURANT GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2006, 2005 and 2004

(in thousands of dollars, except share and per share amounts)

fair-value-based method defined in SFAS 123 had been applied in 2005 and 2004. Certain provisions of the Company’s option plans caused the Company to account for stock options using a variable accounting treatment. Under variable accounting, compensation expense was remeasured each balance sheet date based on the difference between the current market price of the Company’s stock and the option’s exercise price. An accrual for compensation expense is determined based on the proportionate vested amount of each option as prescribed by Financial Interpretation No. 28, “Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans.” Each period, adjustments to the accrual are recognized in the income statement. Stock-based compensation expense for the Company’s options was $0.1 million in 2005 and $1.8 million in 2004.

Effective May 3, 2005, the Company issued an aggregate of 2,941,521 shares of common stock in exchange for the cancellation and termination of an identical number of outstanding options to purchase shares of the Company’s common stock. During the second quarter of 2005 the Company issued an additional 61,406 shares of common stock in separate awards. As a consequence of the exchange, all outstanding stock options were cancelled and terminated. The Company recorded a pre-tax compensation charge, including applicable payroll taxes, of $16.4 million in the second quarter of 2005 due to these stock awards. See Note 12 for a complete discussion of the stock awards.

Pro forma disclosures for 2006 are not presented because the amounts are recognized in the consolidated financial statements. The following table presents the Company’s pro forma net loss and basic and diluted loss per share for 2005 and 2004, had compensation cost been determined based upon the fair value of the stock options at the grant date consistent with the fair-value based method of SFAS No. 123:

	Year Ended December 31,
	2005	2004
Net loss, as reported	$(4,350)	$(8,091)
Add: Stock-based compensation expense included in reported net loss, net of related tax effects (1)(2)	13,188	13,279
Deduct: Stock-based compensation expense determined under the fair-value based method for all awards, net of related tax effects	(12,011)	(5,656)

Pro forma net loss	$(3,173)	$(468)

Basic and diluted loss per share:
As reported (Note 17)	$(0.29)	$(0.63)
Pro forma	$(0.21)	$(0.04)

(1)	The amount of stock-based compensation expense included in reported net loss includes certain stock options requiring variable accounting (see Note 12) and for the year ended December 31, 2005, includes $13.1 million of expense related to stock awards granted in the second quarter of 2005, net of tax. This expense, net of tax, has also been included in the determination of compensation expense determined under the fair-value based method for the year ended December 31, 2005.
(2)

For the year ended December 31, 2004, the equity value of the Company was reduced as a result of the December 2004 refinancing (See Note 7) in which a non-recurring dividend of $116.8 million was paid to our stockholders. In conjunction with this, the Company also approved a compensatory bonus payment of approximately $20.3 million to a number of employees (including management) and a director who owned stock options, on a pro rata basis in proportion to the number of shares of common stock issuable upon exercise of the options owned by such persons. The Company did not modify its outstanding stock options to reflect the reduction in equity value. Therefore, for the year ended December 31, 2004, this reduction has been offset against the $20.3 million bonus payment recorded for the determination of compensation

CARROLS RESTAURANT GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2006, 2005 and 2004

(in thousands of dollars, except share and per share amounts)

expense under SFAS 123. The $20.3 million bonus payment, net of tax, has also been included in stock-based employee compensation expense included in reported net loss for the year ended December 31, 2004 in the above table.

The Company did not grant any options in 2005. The fair value of each option grant in 2004 was estimated using the minimum value option-pricing model. The weighted average fair-value of options granted in 2006 was $4.02 which was estimated using the Black-Scholes option pricing model with the following weighted-average assumptions:

	2006	2004
Risk-free interest rate	4.58%	3.38%
Annual dividend yield	0%	0%
Expected term	5 years	5 years
Expected volatility	30%	n/a

The assumptions include the risk-free rate of interest, expected dividend yield, expected volatility, and the expected term of the award. The risk-free rate of interest is based on the zero coupon U.S. Treasury rates appropriate for the expected term of the award. There are no expected dividends as the Company does not currently plan to pay dividends on its common stock. Expected stock price volatility is based on the expected volatility of a peer group that had actively traded stock during the period immediately preceding the share-based award grant. This period is equal in length to the award’s expected term as the Company does not have its own historical stock price data. The expected term was estimated using the simplified method, as prescribed by SAB No. 107, for options granted in 2006. Compensation expense is recognized only for those options expected to vest, with forfeitures estimated based on our historical experience and future expectations. Prior to the adoption of SFAS 123R, the effect of forfeitures on the pro forma expense amounts was recognized as the forfeitures occurred. See also Note 12 to the consolidated financial statements.

Recent Accounting Pronouncements.

In March 2006, the Emerging Issues Task Force (“EITF”) issued EITF Issue 06-3, “How Sales Taxes Collected From Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement” (“Issue 06-3”). Issue 06-3 discussed how entities are to adopt a policy of presenting sales taxes in the statement of operations on either a gross or net basis. If taxes are significant, an entity should disclose its policy of presenting taxes and the amounts of taxes. The guidance is effective for periods beginning after December 15, 2006. The Company presents restaurant sales net of sales taxes and therefore Issue 06-3 will not impact the method for recording these sales taxes in our consolidated financial statements.

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 prescribes a comprehensive recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 requires that only income tax benefits that meet the “more likely than not” recognition threshold be recognized or continue to be recognized on the effective date. For those benefits to be recognized, a tax position must also be sustained upon examination by taxing authorities. Initial derecognition amounts would be reported as a cumulative effect of a change in accounting principle. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. This interpretation will be effective for the Company beginning January 1, 2007. The Company has completed its initial review of the interpretation and does not expect that the adoption of FIN 48 will have a significant impact on its consolidated financial statements.

CARROLS RESTAURANT GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2006, 2005 and 2004

(in thousands of dollars, except share and per share amounts)

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). This statement defines fair value, establishes a framework for using fair value to measure assets and liabilities and expands disclosures about fair value measurements. The statement applies whenever other pronouncements require or permit assets or liabilities to be measured at fair value. SFAS 157 is effective for the Company’s fiscal year beginning January 1, 2008. The Company is evaluating the impact the adoption of SFAS 157 will have on the Company’s consolidated financial statements.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Benefits, an amendment of FAS 87, 88, 106 and 132(R)” (“SFAS 158”) which is effective for fiscal years ending after December 15, 2006. SFAS No. 158 requires an employer that sponsors postretirement plans to recognize an asset or liability on its balance sheet for the overfunded or underfunded status of the plan and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. SFAS 158 does not change the amount of actuarially determined expense that is recorded in the Company’s consolidated statement of operations. SFAS 158 also requires an employer to measure plan assets and benefit obligations as of the date of the employer’s balance sheet, which is consistent with the Company’s historical measurement date. Adoption of SFAS 158 resulted in recording a liability and a charge to accumulated other comprehensive income, a component of stockholders’ deficit, at December 31, 2006 equal to the difference between the Company’s accrued benefit cost and the Company’s projected benefit obligation which was $1.7 million. See Note 16.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” (“SAB 108”) to address diversity in practice in quantifying financial statement misstatements. SAB 108 requires that the Company quantify misstatements based on their impact on each of its financial statements and related disclosures. The application of SAB 108 in the fourth quarter of 2006 did not have any impact on the Company’s consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Liabilities—Including an amendment of FASB Statement No. 115” (“SFAS 159”). This statement permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS 159 is effective for the Company’s fiscal year beginning January 1, 2008. The Company is currently evaluating the impact of adopting SFAS No. 159.

2. Property and Equipment

Property and equipment at December 31 consisted of the following:

	December 31,
	2006	2005
Land	$37,971	$61,112
Owned buildings	43,855	76,502
Leasehold improvements	143,969	129,015
Equipment	186,143	183,670
Assets subject to capital leases	7,716	8,106

	419,654	458,405
Less accumulated depreciation and amortization	(236,912)	(240,899)

	$182,742	$217,506

CARROLS RESTAURANT GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2006, 2005 and 2004

(in thousands of dollars, except share and per share amounts)

Assets subject to capital leases pertain to buildings leased for certain restaurant locations and had accumulated amortization at December 31, 2006 and 2005 of $6,613 and $6,872, respectively. At December 31, 2006 and 2005, land of $23,972 and $45,077, respectively, and owned buildings of $28,547 and $56,580, respectively, were subject to lease financing obligations accounted for under the lease financing method (See Note 8). Accumulated depreciation pertaining to owned buildings subject to lease financing obligations at December 31, 2006 and 2005 was $11,420 and $24,416, respectively.

Depreciation expense for all property and equipment for the years ended December 31, 2006, 2005 and 2004 was $29,234, $29,110 and $34,462, respectively.

3. Goodwill, Franchise Rights and Intangible Assets

Goodwill. In accordance with SFAS No. 142, the Company reviews goodwill for impairment annually, or more frequently, when events and circumstances indicate that the carrying amounts may be impaired. The Company performs its annual impairment assessment as of December 31 and has determined its reporting units to be at the operating segment level: its Burger King restaurants, operating as a franchisee; Pollo Tropical and Taco Cabana at the brand level. No impairment losses have been recognized as a result of these tests since January 1, 2002. The Company recorded $2.7 million of goodwill associated with the acquisition of four Taco Cabana restaurants in July of 2005. Changes in goodwill for the years ended December 31, 2006 and 2005 are summarized below:

	Pollo Tropical	Taco Cabana	Burger King	Total
Balance, December 31, 2004	$56,307	$64,484	$1,450	$122,241
Goodwill acquired in 2005	—	2,693	—	2,693

Balance, December 31, 2005	56,307	67,177	1,450	124,934
Changes in goodwill	—	—	—	—

Balance, December 31, 2006	$56,307	$67,177	$1,450	$124,934

Burger King Franchise Rights. Amounts allocated to franchise rights for each Burger King acquisition are amortized using the straight-line method over the average remaining term of the acquired franchise agreements at January 1, 2002 plus one twenty year renewal period. Following is a summary of the Company’s Burger King franchise rights as of the respective balance sheet dates:

	December 31, 2006		December 31, 2005
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Franchise rights	$139,131	$55,863	$139,139	$52,649

Amortization expense related to Burger King franchise rights for the years ended December 31, 2006, 2005 and 2004 was $3,214, $3,215 and $3,233, respectively. Estimated annual amortization is $3,216 for each of the years ending 2007 through 2011.

Intangible Assets. In July 2005, the Company acquired four Taco Cabana restaurants from a franchisee for a cash purchase price of approximately $4.2 million. Under EITF Issue No. 04 -1 “Accounting for Preexisting Relationships between the Parties to a Business Combination”, certain reacquired rights, including the right to the acquirer’s trade name, are required to be recognized as intangible assets apart from goodwill. The Company

CARROLS RESTAURANT GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2006, 2005 and 2004

(in thousands of dollars, except share and per share amounts)

has allocated $1.6 million of the purchase price to this intangible asset and determined its weighted average life to be approximately seven years, based on the remaining terms of the acquired franchise agreements. The Company recorded amortization expense relating to the intangible asset of approximately $290 and $145 for the years ended December 31, 2006 and 2005 and expects the annual expense for each of the next five years ending 2007 through 2011 to be $289, $211, $133, $125 and $117, respectively.

	December 31, 2006		December 31, 2005
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Intangible assets	$1,610	$435	$1,610	$145

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

The Company assesses the potential impairment of Burger King franchise rights whenever events or changes in circumstances indicate that the carrying value may not be recoverable. If an indicator of impairment exists, an estimate of the aggregate undiscounted cash flows from the acquired restaurants is compared to the respective carrying value of franchise rights for each Burger King acquisition. If an asset is determined to be impaired, the loss is measured by the excess of the carrying amount of the asset over its fair value. No impairment charges were recorded related to the Company’s Burger King franchise rights for the year ended December 31, 2006. The Company recorded impairment charges related to its Burger King franchise rights of $316 and $283 for the years ended December 31, 2005 and 2004, respectively.

The Company recorded impairment losses on long-lived assets, including Burger King franchise rights, for its segments as follows:

	Year Ended December 31,
	2006	2005	2004
Burger King	$276	$1,373	$1,544
Taco Cabana	743	95	—

	$1,019	$1,468	$1,544

5. Other Liabilities, Long-Term

Other liabilities, long-term, at December 31, consisted of the following:

	December 31,
	2006	2005
Unearned purchase discounts	$4,526	$6,686
Accrued occupancy costs	8,683	10,674
Accrued workers’ compensation costs	4,595	4,615
Other	5,690	4,080

	$23,494	$26,055

CARROLS RESTAURANT GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2006, 2005 and 2004

(in thousands of dollars, except share and per share amounts)

Unearned purchase discounts are amortized as a reduction of cost of sales either over the life of the supplier contract or the estimated purchase commitment period. In 2000, Burger King Corporation arranged for the Coca-Cola Company and Dr. Pepper/Seven-Up, Inc. to provide funding to franchisees in connection with certain initiatives to upgrade restaurants. The Company received approximately $19.8 million in 2000 and $1.6 million in 2001 under this arrangement with these suppliers. The total amount of these purchase discounts amortized for each of the years ended December 31, 2006, 2005 and 2004 was $2.2 million.

Accrued occupancy costs include obligations pertaining to closed restaurant locations, contingent rent, accruals to expense operating lease rental payments on a straight-line basis over the lease term, and acquired leases with above market rentals.

In 2001, management made the decision to close seven Taco Cabana restaurants in the Phoenix, Arizona market and discontinue restaurant development underway in that market. At December 31, 2006 and 2005, the Company had $0.7 million and $1.1 million in lease liability reserves, respectively, included in accrued occupancy costs. The following table presents the activity in the exit cost reserve included in accrued occupancy costs:

	Year ended December 31,
	2006	2005	2004
Beginning Balance	$1,083	$756	$847
Changes in estimates of accrued costs, net	(295)	467	—
Payments	(132)	(140)	(91)

Balance, end of period	$656	$1,083	$756

In 2005, the exit cost reserve was increased by $0.5 million due to a change in circumstances affecting the Company’s estimates of future sub-lease revenue for one restaurant property. In 2006, the Company reduced its exit cost reserve by $0.3 million due to an increase in the Company’s estimates for future sublease income at certain locations. In addition, the Company reduced collection reserves previously established for a $1.1 million note receivable that was paid in full in the fourth quarter of 2006 related to the sale of leasehold improvements at two of the closed locations that were written off as part of the restructuring charge in 2001. Other income in 2006 includes $1.4 million as a result of these transactions.

6. Leases

The Company utilizes land and buildings in operation under various lease agreements. The Company does not consider any of these individual leases material to the Company’s operations. Initial lease terms are generally for twenty years and, in many cases, provide for renewal options and in some cases rent escalations. Certain leases require contingent rent, determined as a percentage of sales as defined by the terms of the applicable lease agreement. For most locations, the Company is obligated for occupancy costs including payment of property taxes, insurance and utilities.

In the years ended December 31, 2006, 2005 and 2004, the Company sold twenty-four, four and eight restaurant properties in sale-leaseback transactions for net proceeds of $36,313, $5,237 and $10,984, respectively. Deferred gains of $22,034, $2,556 and $2,391 for the years ended December 31, 2006, 2005 and 2004, respectively, have been recorded as a result of these sale-leaseback transactions and are being amortized over the lives of the related leases. These related leases have been classified as operating leases and generally contain a twenty-year initial term with renewal options. The amortization of deferred gains related to these sale-leaseback transactions was $1,303, $481 and $458 for the years ended December 31, 2006, 2005 and 2004, respectively.

CARROLS RESTAURANT GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2006, 2005 and 2004

(in thousands of dollars, except share and per share amounts)

Minimum rent commitments under capital and non-cancelable operating leases at December 31, 2006 were as follows:

Years Ending December 31,	Capital	Operating
2007	$409	$40,743
2008	234	38,370
2009	199	36,406
2010	158	34,381
2011	114	32,161
Thereafter	1,606	269,856

Total minimum lease payments	2,720	$451,917

Less amount representing interest	(1,211)

Total obligations under capital leases	1,509
Less current portion	(277)

Long-term obligations under capital leases	$1,232

Total rent expense on operating leases, including percentage rent on both operating and capital leases, was as follows:

	Year ended December 31,
	2006	2005	2004
Minimum rent on real property	$34,978	$32,416	$32,509
Additional rent based on percentage of sales	2,790	2,252	2,097

Restaurant rent expense	37,768	34,668	34,606
Administrative rent	875	822	783
Equipment rent	731	739	526

	$39,374	$36,229	$35,915

7. Long-Term Debt

Long-term debt at December 31 consisted of the following:

	December 31,
	2006	2005
Collateralized:
Senior Credit Facility-Term loan B facility	$118,400	$211,800
Unsecured:
9% Senior Subordinated Notes	180,000	180,000
Capital leases (Note 6)	1,509	1,896

	299,909	393,696
Less: current portion	(2,477)	(2,588)

	$297,432	$391,108

CARROLS RESTAURANT GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2006, 2005 and 2004

(in thousands of dollars, except share and per share amounts)

December 2004 Refinancing

On December 15, 2004, Carrols completed the private placement of $180.0 million of 9% Senior Subordinated Notes due 2013. Concurrently, Carrols repaid all outstanding borrowings under its prior senior secured credit facility and amended and restated that credit facility with a new syndicate of lenders. Carrols received $400.0 million in total proceeds that included the issuance of the 9% senior subordinated notes and $220.0 million principal amount of term loan B borrowings under the senior credit facility. Those proceeds were primarily utilized to repay borrowings outstanding under the prior senior credit facility of $74.4 million, to retire all unsecured 9 1/2% senior subordinated notes due 2008 outstanding in the amount, including redemption premiums, of $175.9 million, to pay a dividend to Carrols Restaurant Group’s stockholders in the amount of $116.8 million, to pay fees and expenses related to the refinancing of $8.8 million, and to pay a bonus to employees and a director totaling $20.9 million including payroll taxes of $0.6 million. See discussion of the bonus and dividend payments in Note 11. The Company also recorded an $8.9 million loss on early extinguishment of debt from the write-off of previously deferred financing costs and premiums in conjunction with the retirement of the 9 1/2% senior subordinated notes.

Senior Secured Credit Facility:

On December 15, 2004, Carrols entered into a senior secured credit facility with a syndicate of lenders. The senior secured credit facility provides for a revolving credit facility under which Carrols may borrow up to $50.0 million (including a sub limit of up to $20.0 million for letters of credit and up to $5.0 million for swingline loans), a term loan B facility of $220.0 million and incremental borrowing facilities, at Carrols’ option, of up to $100.0 million, subject to the satisfaction of certain conditions.

There were no borrowings outstanding on the revolving credit facility at December 31, 2006 or 2005. After reserving $15.0 million for letters of credit guaranteed by the facility, $35.0 million was available for borrowings under the revolving credit facility at December 31, 2006.

Borrowings under the revolving credit facility bear interest at a per annum rate, at Carrols’ option, of either:

1)	the sum of (a) the greater of (i) the prime rate or (ii) the federal funds rate plus .50%, plus (b) a margin ranging from .50% to 1.50% based on the Carrols’ total leverage ratio (as defined in the senior credit facility); or

2)	LIBOR plus a margin ranging from 2.0% to 3.0% based on Carrols’ total leverage ratio.

Borrowings under the term loan B bear interest at a per annum rate, at the Carrols’ option, of either:

1)	the sum of (a) the greater of (i) the prime rate or (ii) the federal funds rate plus .50%, plus (b) a margin ranging from .75% to 1.0% based on Carrols’ total leverage ratio; or

2)	LIBOR plus a margin ranging from 2.25% to 2.50% based on the Carrols’ total leverage ratio.

The revolving credit facility expires on December 31, 2009 and the term loan B facility matures on December 31, 2010. During 2006, the Company made prepayments of $91.2 million on outstanding borrowings under the term loan B facility, from, in part, the use of proceeds of $68.0 million received by the Company in its initial public offering.

Amounts under the term loan B facility are repayable as follows:

1)	four quarterly installments of $0.55 million in each of fiscal years 2007 through 2009; and

2)	two quarterly installments of $52.25 million beginning with last day of the first fiscal quarter in 2010 and a final installment of $7.3 million on the last day of the third fiscal quarter of 2010.

CARROLS RESTAURANT GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2006, 2005 and 2004

(in thousands of dollars, except share and per share amounts)

Under the senior credit facility, Carrols is also required to make mandatory prepayments of principal on term loan B facility borrowings (a) annually in an initial amount equal to 50% of Excess Cash Flow (as defined in the senior credit facility), (b) in the event of certain dispositions of assets (all subject to certain exceptions) and insurance proceeds, in an amount equal to 100% of the net proceeds received by Carrols therefrom, and (c) in an amount equal to 100% of the net proceeds from any subsequent issuance of debt.

In general, Carrols’ obligations under the senior credit facility are guaranteed by the Company and all of Carrols’ material subsidiaries and are collateralized by all of Carrols’ and its subsidiaries’ assets, a pledge of Carrols’ common stock and the stock of each of Carrols’ subsidiaries. The senior credit facility contains certain covenants, including, without limitation, those limiting Carrols’ and its subsidiaries’ ability to incur indebtedness, incur liens, sell or acquire assets or businesses, change the nature of its business, engage in transactions with related parties, make certain investments or pay dividends. In addition, Carrols’ is required to meet certain financial ratios, including fixed charge coverage, senior leverage, and total leverage ratios (all as defined under the senior credit facility). As of and for the years ended December 31, 2006 and 2005, Carrols was in compliance with these covenants in its senior credit facility.

Senior Subordinated Notes:

On December 15, 2004, Carrols issued $180.0 million of 9% Senior Subordinated Notes due 2013. The senior subordinated notes bear interest at a rate of 9% payable semi-annually on January 15 and July 15 (commencing July 15, 2005) and mature on January 15, 2013. The notes are redeemable at the option of Carrols in whole or in part on or after January 15, 2009 at a price of 104.5% of the principal amount if redeemed before January 15, 2010, 102.25% of the principal amount if redeemed after January 15, 2010 but before January 15, 2011 and at 100% of the principal amount after January 15, 2011.

Restrictive covenants under the 9% senior subordinated notes include limitations with respect to Carrols’ ability to incur additional debt, incur liens, sell or acquire assets or businesses, pay dividends and make certain investments. Carrols was in compliance as of and for the years ended December 31, 2006 and 2005 with the restrictive covenants in the indenture governing the senior subordinated notes.

At December 31, 2006, principal payments required on all long-term debt are as follows:

2007	$2,477
2008	2,324
2009	2,300
2010	111,870
2011	32
Thereafter	180,906

$299,909

The weighted average interest rate on all debt, excluding lease financing obligations, for the years ended December 31, 2006, 2005 and 2004 was 8.3%, 7.3% and 7.8%, respectively. Interest expense on the Company’s long-term debt was $33,852, $31,728 and $24,122 for the years ended December 31, 2005, 2004 and 2003, respectively.

New Senior Credit Facility. On March 9, 2007, Carrols terminated its existing senior credit facility and entered into a new senior credit facility with a syndicate of lenders. Carrols’ new credit facility totals

CARROLS RESTAURANT GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2006, 2005 and 2004

(in thousands of dollars, except share and per share amounts)

approximately $185 million, consisting of $120 million principal amount of term loan A borrowings maturing on March 8, 2013 (or earlier on September 30, 2012 if the Senior Subordinated Notes are not refinanced by June 30, 2012) and a $65.0 million revolving facility (including a sub limit of up to $25.0 million for letters of credit and up to $5.0 million for swingline loans), maturing on March 8, 2012. The term loan A borrowings and an additional $4.3 million of revolver borrowings from this facility were used to repay all outstanding borrowings and other obligations under the Carrols’ existing senior credit facility and to pay certain fees and expenses incurred in connection with the new senior credit facility.

Both term loan and revolving credit borrowings under the new senior credit facility bear interest at a per annum rate, at the Carrols’ option, of either:

1)	the applicable margin ranging from 0% to 0.25% based on Carrols’ senior leverage ratio (as defined in the new credit facility) plus the greater of (i) the prime rate or (ii) the federal funds rate for that day plus 0.5%; or

2)	Adjusted LIBOR plus the applicable margin percentage in effect ranging from 1.0% to 1.5% based on Carrols’ senior leverage ratio.

Term loan A borrowings shall be due and payable in quarterly installments, beginning on June 30, 2008 as follows:

1)	four quarterly installments of $1.5 million beginning on June 30, 2008;

2)	eight quarterly installments of $3.0 million beginning on June 30, 2009;

3)	four quarterly installments of $4.5 million beginning on June 30, 2011; and

4)	four quarterly installments of $18.0 million beginning on June 30, 2012.

Under the new senior credit facility, Carrols is also required to make mandatory prepayments of principal on term loan A facility borrowings (a) annually in an initial amount equal to 50% of Excess Cash Flow (as defined in the senior credit facility), (b) in the event of certain dispositions of assets (all subject to certain exceptions) and insurance proceeds, in an amount equal to 100% of the net proceeds received by Carrols therefrom, and (c) in an amount equal to 100% of the net proceeds from any subsequent issuance of debt.

In general, Carrols’ obligations under the senior credit facility are guaranteed by the Company and all of Carrols’ material subsidiaries and are collateralized by a pledge of Carrols’ common stock and the stock of each of Carrols’ material subsidiaries. The new senior credit facility contains certain covenants, including, without limitation, those limiting the Carrols’ ability to incur indebtedness, incur liens, sell or acquire assets or businesses, change the nature of its business, engage in transactions with related parties, make certain investments or pay dividends. In addition, Carrols is required to meet certain financial ratios, including fixed charge coverage, senior leverage, and total leverage ratios (all as defined under the new senior credit facility).

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

CARROLS RESTAURANT GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2006, 2005 and 2004

(in thousands of dollars, except share and per share amounts)

These leases generally provide for an initial term of 20 years plus renewal options. The rent payable under such leases includes a minimum rent provision and in some cases, includes rent based on a percentage of sales provision. These leases also require payment of property taxes, insurance and utilities.

Purchase options related to certain properties sold in real estate transactions accounted for under the financing method were held by an entity wholly-owned by the nephew of the Chairman and Chief Executive Officer of the Company and such entity was deemed a related party for accounting purposes. In the fourth quarter of 2006, these purchase options were assigned to the Company for nominal consideration.

During 2006, the Company exercised its right of first refusal under the leases for 14 restaurant properties following the exercise of purchase options previously held by the related party and the Company purchased these 14 restaurant properties from the respective lessors. Concurrently with these purchases, the properties were sold in qualified sale-leaseback transactions. The Company recorded deferred gains representing the amounts by which the sales prices exceeded the net book value of the underlying assets. Deferred gains are being amortized as an adjustment to rent expense over the term of the leases, which is generally 20 years.

The Company also amended lease agreements for 21 restaurant properties and amended a master lease agreement covering 13 restaurant properties in 2006, all of which were previously accounted for as lease financing obligations, to eliminate or otherwise cure the provisions that precluded the original sale-leaseback accounting under SFAS No. 98. As a result of such amendments, the Company recorded these sale-leaseback transactions as sales, removed all of the respective assets under lease financing obligations and related liabilities from its consolidated balance sheet and recognized gains from the sales, which were generally deferred and are being amortized as an adjustment to rent expense over the remaining term of the underlying leases.

As a result of the above transactions, in 2006 the Company reduced its lease financing obligations by $52.8 million, reduced its assets under lease financing obligations by $36.2 million and recorded deferred gains of $18.3 million. The Company also recorded interest expense of $2.0 million which represents the net amount by which the purchase price for the restaurant properties sold exceeded the lease financing obligations. Of these amounts, $37.5 million of lease financing obligations and $24.7 million of assets under lease financing obligations have been reflected as non-cash transactions in the consolidated statements of cash flows.

At December 31, 2006, payments required on lease financing obligations are as follows:

2007	$5,299
2008	5,629
2009	5,646
2010	5,696
2011	5,796
Thereafter, through 2023	107,740

Total minimum lease payments	135,806
Less: Interest implicit in obligations	(77,235)

Total lease financing obligations	$58,571

The interest rates on lease financing obligations range from 8.5% to 12.4% at December 31, 2006. Interest expense on lease financing obligations totaled $10,411, $11,244 and $11,261 for the years ended December 31, 2006, 2005 and 2004, respectively.

CARROLS RESTAURANT GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2006, 2005 and 2004

(in thousands of dollars, except share and per share amounts)

9. Other Expense (Income)

In the fourth quarter of 2006, the Company entered into a lease termination agreement for one of its Pollo Tropical restaurants resulting in a gain of $1.4 million that is presented in other income in the consolidated statements of operations. The lease termination amount payable to the Company of $1.8 million is included in trade and other receivables on the consolidated balance sheet at December 31, 2006. The Company subsequently received this amount in January 2007.

During 2004, the Company filed a registration statement on Form S-1 to register an initial public offering of Enhanced Yield Securities (EYSs) comprised of its common stock and senior subordinated notes. On October 25, 2004, the Company withdrew and terminated its registration of such securities and expensed the costs incurred for this offering of $2.3 million in 2004.

10. Income Taxes

The income tax provision (benefit) was comprised of the following:

	Year ended December 31,
	2006	2005	2004
Current:
Federal	$2,952	$1,426	$(1,250)
Foreign	305	295	306
State	181	3	690

	3,438	1,724	(254)

Deferred (prepaid):
Federal	3,136	661	(3,981)
State	84	(744)	(2,485)

	3,220	(83)	(6,466)

Valuation allowance	(97)	1,119	—

	$6,561	$2,760	$(6,720)

CARROLS RESTAURANT GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2006, 2005 and 2004

(in thousands of dollars, except share and per share amounts)

The components of deferred income tax assets and liabilities are as follows:

	December 31,
	2006	2005
Current deferred tax assets:
Inventory and other reserves	$117	$124
Accrued vacation benefits	2,193	2,084
Other accruals	2,229	2,659

Current deferred tax assets	4,539	4,867

Long term deferred tax assets/(liabilities):
Deferred income on sale-leaseback of certain real estate	11,657	5,784
Lease financing obligations	6,387	10,317
Postretirement benefit expenses	1,864	1,609
Accumulated other comprehensive income—postretirement benefits	654	—
Property and equipment depreciation	3,357	387
Net state operating loss carryforwards	2,189	2,331
Amortization of other intangibles, net	1,625	2,294
Amortization of franchise rights	(23,232)	(22,542)
Occupancy costs	3,443	4,128
Tax credit carryforwards	896	5,786
Unearned purchase discounts	2,617	3,489
Other	701	815

Long-term net deferred tax assets	12,158	14,398
Less: Valuation allowance	(1,022)	(1,119)

Total long-term deferred tax assets	11,136	13,279

Carrying value of net deferred tax assets	$15,675	$18,146

The Company’s state net operating loss carryforwards expire in varying amounts beginning in 2007 through 2026. In addition, the Company has available Federal alternative minimum tax credit carryforwards of $0.5 million with no expiration date.

The Company establishes a valuation allowance to reduce the carrying amount of deferred tax assets when it is more likely than not that it will not realize some portion or all of the tax benefit of its deferred tax assets. The Company evaluates whether its deferred tax assets are probable of realization on a quarterly basis. In performing this analysis, the Company considers all available evidence, both positive and negative, including historical operating results, the estimated timing of future reversals of existing taxable temporary differences and estimated future taxable income exclusive of reversing temporary differences and carryforwards. As of December 31, 2006, the Company has a valuation allowance of $1,022 against net deferred tax assets due primarily to state net operating loss carryforwards where realization of the related deferred tax asset amounts was not more likely than not. The estimation of future taxable income for federal and state purposes and the Company’s resulting ability to realize deferred tax assets pertaining to state net operating loss carryforwards and tax credit carryforwards can significantly change based on future events and operating results. Thus, recorded valuation allowances may be subject to future changes that could be material.

CARROLS RESTAURANT GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2006, 2005 and 2004

(in thousands of dollars, except share and per share amounts)

A reconciliation of the statutory federal income tax provision (benefit) to the effective tax provision for the years ended December 31, 2006, 2005 and 2004 is as follows:

	2006	2005	2004
Statutory federal income tax provision	$6,994	$(538)	$(5,036)
State income taxes, net of federal benefit	172	(500)	(1,366)
Stock based compensation expense	9	3,302	—
Change in valuation allowance	(97)	1,119	—
Non-deductible expenses	56	56	5
Foreign taxes	305	295	306
Employment tax credits	(423)	(552)	(287)
Foreign tax credits	(305)	(295)	(306)
Miscellaneous	(150)	(127)	(36)

	$6,561	$2,760	$(6,720)

On May 18, 2006, the state of Texas enacted House Bill 3, which replaces the state’s current franchise tax with a “margin tax.” This legislation significantly affects the tax system for most corporate taxpayers. The margin tax, which is based on revenues less certain allowed deductions, will be accounted for as an income tax, following the provisions of SFAS No. 109, “Accounting for Income Taxes”. The Company has reviewed the provisions of this legislation and has concluded that the impact on its deferred taxes is immaterial.

On June 30, 2005, tax legislation in the state of Ohio was enacted that significantly restructured the state’s tax system for most corporate taxpayers. Included in the legislation is a multi-year phase-out of the state franchise tax and tangible personal property tax. These taxes have been replaced with a Commercial Activity Tax that will be phased-in over a five-year period. In 2005, the Company recorded a tax expense of $0.5 million related to the impact of this legislation due to the reduction of deferred tax assets associated with the future utilization of Ohio net operating loss carryforwards.

11. Dividend and Bonus Payments

On December 22, 2004, the Board of Directors of the Company approved the payment of a cash dividend of $116.8 million to its stockholders from the net proceeds of the December 2004 refinancing. The cash dividend was paid on December 28, 2004.

In conjunction with the December 2004 refinancing, the Company also approved a compensatory bonus payment of approximately $20.3 million to a number of employees (including management) and a director who owned stock options based on a pro rata basis in proportion to the number of shares of common stock issuable upon exercise of the options owned by such persons. The bonus payment was made in January 2005 and, including applicable payroll taxes of $0.6 million, totaled $20.9 million.

12. Stockholders’ Deficit

Stock Split. On November 21, 2006, the Company authorized an 11.288-for-one stock split of the Company’s common stock. The stock split became effective on December 8, 2006 upon the filing by the Company of its Restated Certificate of Incorporation with the Secretary of State of Delaware. All 2005 and 2004 share and per share information included in the accompanying consolidated financial statements have been adjusted to retroactively reflect the stock split.

CARROLS RESTAURANT GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2006, 2005 and 2004

(in thousands of dollars, except share and per share amounts)

Initial Public Offering (“IPO”). In December 2006, the Company and certain selling stockholders completed an IPO of 5,666,666 and 5,333,334 (including 1,000,000 shares sold upon the underwriters’ exercise of its over-allotment option) shares of common stock, respectively, at $13.00 per share. The Company received net proceeds of approximately $65.4 million from the sale of shares of its common stock in the offering after deducting underwriting discounts and commissions and offering expenses. The Company contributed the net proceeds from the IPO to Carrols, which used all of such funds to repay principal amounts of term loan borrowings under Carrols senior credit facility.

Stock Awards. Effective May 3, 2005, the Company issued an aggregate of 2,941,521 shares of common stock in exchange for the cancellation and termination of an identical number of outstanding options to purchase shares of common stock. As a consequence of the exchange, all outstanding stock options were cancelled and terminated, and the option plans (described below) were subsequently terminated. In 2005, the Company issued an additional 61,406 shares of common stock in separate awards.

All shares were issued pursuant to stock award agreements, which provide that such shares are fully vested and non-forfeitable upon issuance, but may not be sold or otherwise disposed of for a period of two years from the date of issuance. The fair market value of a share of the Company’s common stock on the date of these awards was estimated to be $5.45. The Company recorded a pre-tax compensation charge of $16.4 million in 2005 relative to these stock awards.

In 2006, the Company also granted stock awards of 1,120 shares to certain of its employees.

Prior to October 27, 2004, the Company’s authorized common stock consisted of three series comprised of 33,864,000 shares of Carrols Stock, par value $0.01 per share, 2,000,000 shares of Pollo Tropical Stock, par value $0.01 per share, and 2,000,000 shares of Taco Cabana Stock, par value $0.01 per share. The Pollo Tropical and Taco Cabana classes of the Company’s stock were considered tracking stocks, a class of stock which tracked the separate performance of Pollo Tropical and Taco Cabana, respectively. On October 27, 2004, the Company eliminated this tracking stock by combining all of its authorized series of common stock into one series of common stock. The Company’s Pollo Tropical class of common stock and Taco Cabana class of common stock were each converted into the series of common stock known as Carrols Stock, which at the time of the combination, was renamed and is now referred to as common stock.

Prior to October 27, 2004, no shares of the Company’s Pollo Tropical or Taco Cabana classes of common stock were outstanding. However, as a result of the combination, each outstanding option to purchase a share of the Company’s Pollo Tropical class of common stock pursuant to the 1998 Pollo Tropical Long-Term Incentive Plan was converted on October 27, 2004 into an option to purchase 0.4144 shares (pre-stock split) of common stock. Similarly, each outstanding option to purchase a share of the Company’s Taco Cabana class of common stock pursuant to the 2001 Taco Cabana Long-Term Incentive Plan was converted on October 27, 2004 into an option to purchase 0.0522 shares (pre-stock split) of common stock.

Stock Options. In 1996, the Company adopted a stock option plan entitled the 1996 Long-Term Incentive Plan (“1996 Plan”) and reserved and authorized a total of 1,199,350 shares of common stock for grant thereunder. The number of shares reserved and authorized under this plan was increased to 1,255,790 in 2001 and to 2,137,100 in 2002. Options under this plan generally vested over a four-year period. In 1998, the Company adopted the 1998 Directors’ Stock Option Plan (“1998 Directors’ Plan”) authorizing the grant of up to 112,880 options to non-employee directors. Options under this plan were exercisable over four years. Also, options for 366,036 shares of common stock not covered under any plan (“Non Plan Options”) were granted in

CARROLS RESTAURANT GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2006, 2005 and 2004

(in thousands of dollars, except share and per share amounts)

1997 at a price of $9.01 with vesting over a five-year period. On February 26, 2002, the Compensation Committee of the Company extended the expiration date for the Non Plan Options and the 1996 Plan options granted prior to March 1, 2002 to February 29, 2012 for all executive officers and certain other officers of the Company. All outstanding options related to these plans were cancelled in 2005.

The Company also adopted the 1998 Pollo Tropical Long-Term Incentive Plan (the “1998 Pollo Plan”) authorizing the grant of options to purchase up to 41,440 shares of the Company’s common stock (100,000 shares of the Company’s Pollo Tropical class of common stock prior to the conversion). The Company also adopted the 2001 Taco Cabana Long-Term Incentive Plan (the “2001 Taco Plan”) authorizing to grant of options to purchase up to 26,100 shares of the Company’s common stock (500,000 shares of the Company’s Taco Cabana class of common stock prior to the conversion). Options under both of these plans generally vested over a five-year period. All outstanding options related to these plans were cancelled in 2005.

2006 Stock Incentive Plan. In 2006, the Company adopted a stock plan entitled the 2006 Stock Incentive Plan (the “2006 Plan”) and reserved and authorized a total of 3,300,000 shares of common stock for grant thereunder. Prior to and in connection with the IPO, the Company granted options to purchase 1,241,750 shares of its common stock, consisting of 395,000 shares of non-qualified stock options and 846,750 shares of incentive stock options (“ISO”), and issued 75,800 shares of restricted stock, 55,700 to certain of its employees and 20,100 to outside directors. As of December 31, 2006, 1,982,450 shares are available for future issuance.

The non-qualified stock options and ISO’s granted under the 2006 Plan are exercisable for up to one-fifth of the total number of option shares on or after the first anniversary of the grant date and as of the first day of each month that commences subsequent to the first anniversary of the grant date, the option is exercisable for up to an additional one-sixtieth of the total number of option shares until fully exercisable. The options expire seven years from the date of the grant and 50% were issued with an exercise price equal to the fair market value of the stock price, or $13.00 per share of common stock on the date of grant, and the remaining 50% were issued with an exercise price equal to 120% of the fair market value of the stock price, or $15.60 per share of common stock, on the date of grant. The restricted stock awards issued to certain employees vest one-third on the first anniversary of the award date, an additional one-third on the second anniversary of the award date and the remaining one-third on the third anniversary of the award date. The restricted stock awards issued to outside directors vest one-fifth on the first anniversary of the award date and an additional one-fifth on each subsequent anniversary of the award date, provided that, the participant has continuously remained a director of the Company. Forfeiture rates are based on a stratification of employees by expected exercise behavior and range from 0 to 15%.

Stock based compensation expense for 2006 totaled $0.1 million. A portion of the Company’s granted options qualify as ISO’s for income tax purposes. As such, a tax benefit is not recorded at the time the compensation cost related to the options is recorded for financial reporting purposes because an ISO does not ordinarily result in a tax benefit unless there is a disqualifying disposition. Stock option grants of non-qualified options result in the creation of a deferred tax asset until the time that the option is exercised.

The total non-vested stock-based compensation expense relating to the options and restricted shares is approximately $5.4 million and approximately $1.5 million will be recorded as compensation expense in 2007. The remaining weighted average vesting period for such options and restricted shares is 4.38 years at December 31, 2006.

CARROLS RESTAURANT GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2006, 2005 and 2004

(in thousands of dollars, except share and per share amounts)

A summary of all option activity under the Company’s 2006 Plan was as follows:

	2006 Plan
	Number of Options	Weighted Average Exercise Price	Average Remaining Contractual Life	Aggregate Intrinsic Value (in thousands)(1)
Options outstanding at January 1, 2006	—	$—	—	$—
Granted	1,241,750	$14.30	7.0	$733

Options outstanding at December 31, 2006	1,241,750	$14.30	7.0	$733

Expected to vest at December 31, 2006	1,224,886	$14.30	7.0	$723

Options exercisable at December 31, 2006	—	—	—	—

(1)	The aggregate intrinsic value was calculated using the difference between the market price of the Company’s common stock at December 31 and the grant price for only those awards that have a grant price that is less than the market price of the Company’s common stock at December 31.

The restricted stock activity related to the Company’s 2006 plan is as follows:

	Shares	Weighted Average Fair Value
Nonvested at January 1, 2006	—	$—
Shares granted	75,800	$13.00

Nonvested at December 31, 2006	75,800	$13.00

A summary of all option activity under the Company’s prior stock option plans for the years ended December 31, 2005 and 2004 is as follows:

	NonPlan Options	1996 Plan	Directors Plan	Pollo Plan	Taco Plan
Outstanding at January 1, 2004	366,036	2,073,019	39,508	90,775	339,000
Granted	—	34,993	5,644	8,725	85,500
Canceled	—	(7,326)	—	(750)	(15,724)
Redeemed	—	(5,667)	—	(22,470)	—
Merger of tracking stock to common stock	—	—	—	(56,777)	(387,967)
Adjust tracking stock for common stock split	—	—	—	200,647	214,083

Outstanding at December 31, 2004	366,036	2,095,019	45,152	220,150	234,892
Canceled	(366,036)	(2,095,019)	(45,152)	(220,150)	(234,892)

Outstanding at December 31, 2005	—	—	—	—	—

Grant Prices (in whole dollars) in 2004	$—	$11.25	$11.25	$183.00	$14.50
Weighted Average Option Price (in whole dollars) at December 31, 2004	$9.01	$9.76	$10.49	$13.59	$13.86
Options Exercisable at December 31, 2004	366,036	2,022,640	36,686	151,620	124,495

CARROLS RESTAURANT GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2006, 2005 and 2004

(in thousands of dollars, except share and per share amounts)

13. Business Segment Information

The Company is engaged in the quick-service and quick-casual restaurant industry, with three restaurant concepts: Burger King operating as a franchisee, Pollo Tropical and Taco Cabana, both Company owned concepts. The Company’s Burger King restaurants are all located in the United States, primarily in the Northeast, Southeast and Midwest. Pollo Tropical is a quick-casual restaurant chain featuring grilled marinated chicken and authentic “made from scratch” side dishes. Pollo Tropical’s core markets are located in south and central Florida. Taco Cabana is a quick-casual restaurant chain featuring Mexican style food, including, flame-grilled beef and chicken fajitas, quesadillas and other Tex-Mex dishes. Taco Cabana’s core markets are primarily located in Texas.

The accounting policies of each segment are the same as those described in the summary of significant accounting policies. The following table includes Segment EBITDA which is the measure of segment profit or loss reported to the chief operating decision maker for purposes of allocating resources to the segments and assessing their performance. Segment EBITDA is defined as earnings before interest, income taxes, depreciation and amortization, impairment losses, stock-based compensation expense, bonus to employees and a director in connection with the Company’s December 2004 refinancing, other expense (income) and loss on extinguishment of debt.

The “Other” column includes corporate related items not allocated to reportable segments, including stock-based compensation expense. Other identifiable assets consist primarily of cash, certain other assets, corporate property and equipment, goodwill and deferred income taxes.

	Pollo Tropical	Taco Cabana	Burger King	Other	Consolidated
Year ended December 31, 2006
Revenues	$154,207	$228,304	$368,915	$—	$751,426
Cost of sales	49,430	66,061	95,745	—	211,236
Restaurant wages and related expenses	38,625	64,976	115,190	6	218,797
General and administrative expense (1)	8,951	11,649	29,082	74	49,756
Depreciation and amortization	5,050	8,742	18,028	1,714	33,534
Segment EBITDA	28,422	33,494	34,177
Identifiable assets	46,617	71,601	155,272	179,369	452,859
Capital expenditures, including acquisitions	18,175	17,051	8,327	1,586	45,139

Year ended December 31, 2005
Revenues	$136,983	$209,831	$360,096	$—	$706,910
Cost of sales	45,185	60,368	99,067	—	204,620
Restaurant wages and related expenses	31,956	58,932	113,404	—	204,292
General and administrative expense (1)	7,502	10,154	24,852	16,432	58,940
Depreciation and amortization	4,881	7,951	18,988	1,276	33,096
Segment EBITDA	28,684	31,927	31,767
Identifiable assets	59,761	70,883	182,902	183,399	496,945
Capital expenditures, including acquisitions	14,124	16,792	6,614	1,319	38,849

Year ended December 31, 2004
Revenues	$125,101	$202,941	$369,837	$—	$697,879
Cost of sales	38,986	60,435	103,203	—	202,624
Restaurant wages and related expenses	31,380	57,702	117,650	—	206,732
General and administrative expense (1)	7,314	11,061	23,392	1,818	43,585
Depreciation and amortization	4,460	9,884	22,078	2,099	38,521
Segment EBITDA	27,884	30,082	36,582
Identifiable assets	50,177	63,655	198,015	204,399	516,246
Capital expenditures, including acquisitions	6,636	6,555	4,811	1,071	19,073

CARROLS RESTAURANT GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2006, 2005 and 2004

(in thousands of dollars, except share and per share amounts)

(1)	For the Pollo Tropical and Taco Cabana segments, such amounts include general and administrative expenses related directly to each segment. For the Burger King segment such amounts include general and administrative expenses related directly to the Burger King segment as well as expenses associated with administrative support to all three of the Company’s segments including executive management, information systems and certain accounting, legal and other administrative functions.

A reconciliation of segment EBITDA to consolidated net income (loss) is as follows:

	Year ended December 31,
	2006	2005	2004
Segment EBITDA:
Pollo Tropical	$28,422	$28,684	$27,884
Taco Cabana	33,494	31,927	30,082
Burger King	34,177	31,767	36,582

Subtotal	96,093	92,378	94,548
Less:
Depreciation and amortization	33,534	33,096	38,521
Impairment losses	1,019	1,468	1,544
Interest expense	44,262	42,972	35,383
Provision (benefit) for income taxes	6,561	2,760	(6,720)
Bonus to employees and a director	—	—	20,860
Stock-based compensation expense	80	16,432	1,818
Loss on extinguishment of debt	—	—	8,913
Other expense (income)	(2,787)	—	2,320

Net income (loss)	$13,424	$(4,350)	$(8,091)

14. Commitments and Contingencies

On November 16, 1998, the Equal Employment Opportunity Commission (“EEOC”) filed suit in the United States District Court for the Northern District of New York (the “Court”), under Title VII of the Civil Rights Act of 1964, as amended, against Carrols. The complaint alleged that Carrols engaged in a pattern and practice of unlawful discrimination, harassment and retaliation against former and current female employees. The EEOC identified approximately 450 individuals (which was subsequently increased to 511 individuals) that it believed represented the class of claimants and was seeking monetary and injunctive relief from Carrols.

On April 20, 2005, the Court issued a decision and order granting Carrols’ Motion for Summary Judgment that Carrols filed in January 2004. Subject to possible appeal by the EEOC, the case is dismissed, however the Court noted that it was not ruling on the claims, if any, that individual employees might have against Carrols. The Company does not believe that any individual claim, if any, would have a material adverse impact on its consolidated financial statements.

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

CARROLS RESTAURANT GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2006, 2005 and 2004

(in thousands of dollars, except share and per share amounts)

On November 30, 2002, four former hourly employees commenced a lawsuit against Carrols in the United States District Court for the Western District of New York entitled Dawn Seever, et al. v. Carrols Corporation. The lawsuit alleges, in substance, that Carrols violated certain minimum wage laws under the Federal Fair Labor Standards Act and related state laws by requiring employees to work without recording their time and by retaliating against those who complained. The plaintiffs seek damages, costs and injunctive relief. They also seek to notify, and eventually certify, a class consisting of current and former employees who, since 1998, have worked, or are working, for Carrols. As a result of the July 21, 2005 Status Conference, the parties agreed to withdraw Plaintiff’s Motions to Certify and for National Discovery, and Defendant’s Motion to Disqualify Counsel and related motions, to allow both sides limited additional discovery. Carrols has since filed a Motion for Summary Judgment as to the existing plaintiffs that the Court has under consideration. On January 19, 2007, plaintiffs re-filed the Motion to certify and for National Discovery and Carrols intends to oppose such Motion. It is too early to evaluate the likelihood of an unfavorable outcome or estimate the amount or range of potential loss. Consequently, it is not possible to predict what adverse impact, if any, this case could have on the Company’s consolidated financial statements. Carrols intends to continue to contest this case vigorously.

The Company is a party to various other litigation matters incidental to the conduct of business. The Company does not believe that the outcome of any of these other matters will have a material adverse effect on its consolidated financial statements.

15. Retirement Plans

The Company offers its salaried employees the option to participate in the Carrols Corporation Retirement Savings Plan (the “Retirement Plan”). The Retirement Plan includes a savings option pursuant to section 401(k) of the Internal Revenue Code in addition to a post tax savings option. The Company may elect to contribute to the Retirement Plan on an annual basis. The Company’s contributions are equal to 50% of the employee’s contribution to a maximum Company contribution of $520 annually for any plan year that the Company participates in an employee match. Under the Retirement Plan, the Company’s contributions begin to vest after one year and fully vest after five years of service. A year of service is defined as a plan year during which an employee completes at least 1,000 hours of service. Participating employees may contribute up to 18% of their salary annually to either of the savings options, subject to other limitations. The employees have various investment options available under a trust established by the Retirement Plan. Contributions to the Retirement Plan were $404 and $403 for the years ended December 31, 2006 and 2005, respectively. For the 2004 plan year, the Company did not make any matching contributions.

The Company also has a Deferred Compensation Plan which permits employees not eligible to participate in the Retirement Plan because they have been excluded as “highly compensated” employees (as so defined in the Retirement Plan), to voluntarily defer portions of their base salary and annual bonus. All amounts deferred by the participants earn interest at 8% per annum. There is no Company matching on any portion of the funds. At December 31, 2006 and 2005, a total of $2,034 and $870, respectively, was deferred under this plan, including accrued interest. Liabilities related to the Deferred Compensation Plan are included in other long-term liabilities in the consolidated balance sheet.

CARROLS RESTAURANT GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2006, 2005 and 2004

(in thousands of dollars, except share and per share amounts)

16. Postretirement Benefits

The Company provides postretirement medical and life insurance benefits covering substantially all Burger King administrative and restaurant management salaried employees. A December 31 measurement date is used for the postretirement benefits. The following is the plan status and accumulated postretirement benefit obligation (APBO) at December 31, 2006 and 2005:

	2006	2005
Change in benefit obligation:
Benefit obligation at beginning of year	$6,075	$4,943
Service cost	485	395
Interest cost	335	280
Plan participants’ contributions	9	8
Actuarial loss	(288)	598
Benefits paid	(246)	(149)

Benefit obligation at end of year	$6,370	$6,075

Change in plan assets:
Fair value of plan assets at beginning of year	—	—
Employer contributions	237	141
Plan participants’ contributions	9	8
Benefits paid	(246)	(149)

Fair value of plan assets at end of year	—	—

Funded status	6,370	6,075
Unrecognized prior service credit	—	73
Unrecognized net actuarial net loss	—	(2,080)

Funded status at end of year	$6,370	$4,068

Weighted average assumptions:
Discount rate used to determine benefit obligations	5.90%	5.55%

Discount rate used to determine net periodic benefit cost	5.55%	6.15%

The incremental effect of applying SFAS No. 158 on the individual line items in the consolidated balance sheet is as follows at December 31, 2006:

	Before SFAS No. 158	Adjustments	After SFAS No. 158
Postretirement benefit obligation	$4,715	$1,655	$6,370
Deferred income taxes	16,329	(654)	15,675
Total liabilities	477,625	1,001	478,626
Accumulated other comprehensive loss	—	(1,001)	(1,001)
Total stockholders’ deficit	(24,766)	(1,001)	(25,767)

CARROLS RESTAURANT GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2006, 2005 and 2004

(in thousands of dollars, except share and per share amounts)

The amounts recognized on the consolidated balance sheet of $6,370 and $4,068 at December 31, 2006 and 2005, respectively, are included as a non-current liability. Amounts recognized in accumulated other comprehensive loss, consist of:

2006
Prior service cost	$(44)
Net gain	1,699
Income tax benefit	(654)

Accumulated other comprehensive loss	$1,001

The discount rate is determined based on high-quality fixed income investments that match the duration of expected retiree medical and life insurance benefits. The Company has typically used the corporate AA/Aa bond rate for this assumption.

Assumed health care cost trend rates at December 31:

	2006	2005	2004
Medical benefits cost trend rate assumed for the following year	8.00%	8.00%	8.25%
Prescription drug benefit cost trend rate assumed for the following year	10.00%	11.00%	12.00%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	5.00%	5.00%	5.00%
Year that the rate reaches the ultimate trend rate	2012	2012	2012

During 2007, the Company expects to contribute approximately $132 to its postretirement benefit plan. The benefits expected to be paid in each year from 2007 through 2011 are $118, $116, $135, $158 and $193, respectively, and for the years 2012-2016 the aggregate amount of $1,434. Components of net period postretirement benefit cost are:

	Year ended December 31,
	2006	2005	2004
Net periodic postretirement benefit cost
Service cost	$485	$395	$381
Interest cost	335	280	251
Amortization of net gains and losses	92	61	46
Amortization of prior service credit	(29)	(30)	(30)

Net periodic postretirement benefit cost	$883	$706	$648

The estimated net loss and prior service credit for the postretirement benefit plan that will be amortized from accumulated other comprehensive loss into net periodic benefit cost over the next fiscal year are $68 and ($30), respectively.

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in the health care cost trend rates would have the following effects:

	1% Increase	1% Decrease
Effect on total of service and interest cost components	$180	$(146)
Effect on postretirement benefit obligation	1,248	(1,021)

CARROLS RESTAURANT GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2006, 2005 and 2004

(in thousands of dollars, except share and per share amounts)

17. Income (loss) per share

Basic income (loss) per share is computed by dividing net income (loss) for the period by the weighted average number of common shares outstanding during the period. Diluted income (loss) per share is computed by dividing net income (loss) for the period by the weighted average number of common shares outstanding plus the dilutive effect of outstanding stock options using the treasury stock method. For the year ended December 31, 2004, diluted income (loss) per share is computed by dividing the net income (loss) allocated to Carrols class of common stock by the weighted average number of the Carrols class common shares outstanding plus the dilutive effect of outstanding stock options of the Carrols class common stock using the treasury stock method. The computation of diluted income (loss) per share excludes options to purchase 620,875, 388 and 144,384 shares of common stock in 2006, 2005 and 2004 because the exercise price of these options was greater than the average market price of the common shares in the periods and therefore, they were antidilutive. In addition, options to purchase 620,875 shares of common stock are excluded from the computation of diluted income (loss) per share excludes in 2006 as they were antidilutive under the treasury stock method.

In connection with the IPO, the Company authorized an 11.288 for-one stock split on November 21, 2006 which became effective on December 8, 2006 (see Note 12). Accordingly, basic and diluted shares for all periods presented have been calculated based on the average shares outstanding, as adjusted for the stock split.

The following table is a reconciliation of the income (loss) and share amounts used in the calculation of basic income (loss) per share and diluted income (loss) per share:

	Year ended December 31,
	2006	2005	2004
Basic income (loss) per share:
Net income (loss)	$13,424	$(4,350)	$(8,091)
Weighted average common shares outstanding	16,152,060	14,905,750	12,915,095
Basic net income (loss) per share	$0.83	$(0.29)	$(0.63)
Diluted income (loss) per share:
Net income (loss) for diluted income (loss) per share (1)	$13,424	$(4,350)	$(8,200)
Shares used in computing basic income (loss) per share	16,152,060	14,905,750	12,915,095
Dilutive effect of stock options—treasury stock method	270	—	—

Shares used in computing diluted income (loss) per share	16,152,330	14,905,750	12,915,095

Diluted income (loss) per share	$0.83	$(0.29)	$(0.63)

(1)	Net income (loss) for diluted income (loss) per share was adjusted $109 in 2004 for the allocation of income to the Company’s authorized Pollo Tropical class of common stock.

CARROLS RESTAURANT GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2006, 2005 and 2004

(in thousands of dollars, except share and per share amounts)

18. Selected Quarterly Financial and Earnings Data (Unaudited)

	2006
	First Quarter		Second Quarter		Third Quarter		Fourth Quarter
Revenue	$182,543		$190,581		$189,597		$188,705
Gross profit (1)	26,514		29,773		29,127		28,535
Income from operations	13,673		17,589		17,924		15,061
Net income	1,525		3,089		5,128	(4)	3,682	(5)
Basic and diluted net income per common share	0.10	(3)	0.19	(3)	0.32	(3)	0.22

	2005
	First Quarter		Second Quarter		Third Quarter		Fourth Quarter
Revenue	$169,516		$181,800		$181,286		$174,308
Gross profit (1)	22,930		27,280		28,716		24,140
Income from operations	11,576		(932)		18,016		12,722
Net income (loss)	871		(11,356	)(2)	5,261		874
Basic and diluted net income (loss) per common share (3)	0.07		(0.76)		0.34		0.06

(1)	Gross profit is defined as total revenues less cost of sales, restaurant wages and related expenses, restaurant rent expense, other restaurant operating expenses, advertising expense and depreciation expense allocated to the Company’s restaurants.
(2)	In the second quarter of 2005, the Company recorded stock-based compensation expense of $16.4 million in connection with stock awards issued in the second quarter of 2005 (See Note 12).
(3)	Earnings (loss) per share calculations by quarter do not reflect the additional shares issued in the Company’s initial public offering.
(4)	In the third quarter of 2006, the Company recorded $1.4 million of other income related to a reduction of exit cost reserves (See Note 5).
(5)	In the fourth quarter of 2006, the Company recorded $1.4 million of other income related to a lease termination gain (See Note 9).

CARROLS RESTAURANT GROUP, INC. AND SUBSIDIARY

SCHEDULE I—CONDENSED FINANCIAL INFORMATION OF

CARROLS RESTAURANT GROUP, INC.

(PARENT COMPANY ONLY)

CONDENSED BALANCE SHEETS

(in thousands of dollars except share and per share amounts)

	December 31,
	2006	2005
ASSETS
Investment in and advances from unconsolidated subsidiary	$(25,735)	$(103,511)

Total assets	$(25,735)	$(103,511)

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Due to unconsolidated subsidiary	$32	$26

Total current liabilities	32	26

Total liabilities	32	26

Stockholders’ deficit:
Preferred stock, par value $.01; authorized 20,000,000 shares, issued and outstanding—none	—	—
Voting common stock, par value $.01; authorized 100,000,000 shares, issued and outstanding—21,550,827 and 15,917,176 shares, respectively	216	159
Additional paid-in capital	(3,108)	(68,539)
Accumulated deficit	(21,733)	(35,157)
Accumulated other comprehensive loss	(1,001)	—
Treasury stock, at cost	(141)	—

Total stockholders’ deficit	(25,767)	(103,537)

Total liabilities and stockholders’ deficit	$(25,735)	$(103,511)

The accompanying notes are an integral part of these condensed financial statements.

CARROLS RESTAURANT GROUP, INC. AND SUBSIDIARY

SCHEDULE I—CONDENSED FINANCIAL INFORMATION OF

CARROLS RESTAURANT GROUP, INC.

(PARENT COMPANY ONLY)

CONDENSED STATEMENTS OF OPERATIONS

(in thousands of dollars)

	Year Ended December 31,
	2006	2005	2004
Income (loss):
Investment income (loss) from unconsolidated subsidiary	$13,430	$(4,343)	$(8,084)
Expenses:
General and administrative	6	7	7

Net income (loss)	$13,424	$(4,350)	$(8,091)

The accompanying notes are an integral part of these condensed financial statements.

CARROLS RESTAURANT GROUP, INC. AND SUBSIDIARY

SCHEDULE I—CONDENSED FINANCIAL INFORMATION OF

CARROLS RESTAURANT GROUP, INC.

(PARENT COMPANY ONLY)

CONDENSED STATEMENTS OF CASH FLOWS

(in thousands of dollars)

	Year Ended December 31,
	2006	2005	2004
Cash flows from operating activities:
Net income (loss)	$13,424	$(4,350)	$(8,091)
Adjustments to reconcile net income (loss) to net cash provided from operating activities:
Decrease (increase) in investment in unconsolidated subsidiary	(13,430)	4,343	8,084
Dividends from subsidiary	—	—	116,794
Increase in due to unconsolidated subsidiary	6	7	7

Net cash provided from operating activities	—	—	116,794
Cash flows used for financing activities:
Dividends paid	—	—	(116,794)

Net cash used for financing activities	—	—	(116,794)

Net increase (decrease) in cash and cash equivalents	—	—	—
Cash and cash equivalents, beginning of year	—	—	—

Cash and cash equivalents, end of year	$—	$—	$—

The accompanying notes are an integral part of these condensed financial statements.

CARROLS RESTAURANT GROUP, INC. AND SUBSIDIARY

SCHEDULE I—CONDENSED FINANCIAL INFORMATION OF

CARROLS RESTAURANT GROUP, INC.

(PARENT COMPANY ONLY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

Note 1 – Basis of Presentation

Carrols Restaurant Group, Inc’s (formerly known as Carrols Holdings Corporation) (the “Company”) investment in subsidiary is stated at cost plus equity in the undistributed earnings of its subsidiary. The Company’s share of net income (loss) of its unconsolidated subsidiary is included in consolidated income using the equity method. This condensed financial information of the parent company only should be read in conjunction with the Consolidated Financial Statements of the Company included elsewhere in this annual report.

Note 2 – Dividend Payment

On December 22, 2004, the Board of Directors of the Company approved the payment of a cash dividend of $116.8 million to its stockholders from the net proceeds of the December 2004 Transactions. The cash dividend was paid on December 28, 2004.

Note 3 – Stock Awards

On May 3, 2005, the Company issued an aggregate of 2,941,521 shares of common stock in exchange for the cancellation and termination of an identical number of outstanding options to purchase shares of common stock. See Note 12 to the Company’s Consolidated Financial Statements included elsewhere in this annual report.

Note 4 – Initial Public Offering and Stock Split

Initial Public Offering. In December 2006, the Company and certain selling stockholders completed an IPO of 5,666,666 and 5,333,334 (including 1,000,000 shares sold upon the underwriters’ exercise of its over-allotment option) shares of common stock, respectively, at $13.00 per share. The Company received net proceeds of approximately $65.4 million from the sale of shares of its common stock in the offering after deducting underwriting discounts and commissions and offering expenses. The Company contributed the net proceeds from the IPO to Carrols, which used all of such funds to repay principal amounts of term loan borrowings under Carrols’ senior credit facility.

Stock Split. On November 21, 2006, the Company authorized an 11.288-for-one stock split of the Company’s common stock. The stock split became effective on December 8, 2006 upon the filing by the Company of its Restated Certificate of Incorporation with the Secretary of State of Delaware. All 2005 and 2004 share and per share information included in the financial statements have been adjusted to retroactively reflect the stock split.

CARROLS RESTAURANT GROUP, INC. AND SUBSIDIARY

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

Years Ended December 31, 2006, 2005 and 2004

(in thousands of dollars)

Column A	Column B	Col. C			Col. D		Col. E
Description	Balance at Beginning of Period	Charged to Costs and Expenses		Charged to other accounts	Deductions		Balance at End of Period
Year ended December 31, 2006:
Reserve for note receivable	$1,094	$—		$—	$(1,094	)(a)	$—
Deferred income tax valuation allowance	1,119	(97)		—	—		1,022
Year ended December 31, 2005:
Reserve for doubtful trade accounts receivable	$81	$—		$—	$(81	)(b)	$—
Reserve for note receivable	1,159	—		—	(65	)(a)	1,094
Deferred income tax valuation allowance	—	1,119	(c)	—	—		1,119
Year ended December 31, 2004:
Reserve for doubtful trade accounts receivable	$94	$—		$—	$(13	)(b)	$81
Reserve for note receivable	1,184	—		—	(25	)(a)	1,159

(a)	Represents payments received on this fully reserved note (See Note 5 to the consolidated financial statements).
(b)	Represents write-offs of accounts.
(c)	Represents the establishment of a valuation allowance on certain deferred tax assets.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholder of

Carrols Corporation

Syracuse, New York

We have audited the accompanying consolidated balance sheets of Carrols Corporation and subsidiaries (the “Company”) as of December 31, 2006 and January 1, 2006, and the related consolidated statements of operations, changes in stockholders’ equity (deficit), and cash flows for each of the two years in the period ended December 31, 2006. Our audits also included the 2006 and 2005 financial statement schedule listed in the index at Item 15 (a)(2). These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2006 and January 1, 2006, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such 2006 and 2005 financial statement schedule, when considered in relation to the basic 2006 and 2005 financial statements taken as a whole presents fairly in all material respects the information set forth therein.

/s/ Deloitte & Touche

Rochester, New York

March 21, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholder of

Carrols Corporation:

In our opinion, the consolidated statements of operations, changes in stockholder’s equity (deficit), and of cash flows for the year ended December 31, 2004, present fairly, in all material respects, the results of operations and cash flows of Carrols Corporation and its subsidiaries for the year ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the accompanying financial statement schedule for the year ended December 31, 2004, presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Carrols Corporation’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit. We conducted our audit of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

As discussed in Note 2 to the consolidated financial statements included in the 2004 Form 10K/A of Carrols Corporation (not separately presented herein), the consolidated financial statements for the year ended December 31, 2004 have been restated.

/s/ PricewaterhouseCoopers LLP

Syracuse, New York

July 27, 2005, except for the current restatement section of Note 2 to the consolidated financial statements included in the 2004 Form 10K/A of Carrols Corporation (not separately presented herein) as to which the date is June 29, 2006.

CARROLS CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

December 31, 2006 and 2005

(in thousands of dollars except share and per share amounts)

	December 31,
	2006	2005
ASSETS
Current assets:
Cash and cash equivalents	$3,939	$9,331
Trade and other receivables (Note 9)	5,364	3,017
Inventories	4,677	5,333
Prepaid rent	4,130	4,476
Prepaid expenses and other current assets	5,367	4,635
Refundable income taxes	2,806	593
Deferred income taxes (Note 10)	4,539	4,867

Total current assets	30,822	32,252
Property and equipment, net (Note 2)	182,742	217,506
Franchise rights, net (Note 3)	83,268	86,490
Goodwill (Note 3)	124,934	124,934
Intangible assets, net (Note 3)	1,175	1,465
Franchise agreements, at cost less accumulated amortization of $5,431 and $5,208, respectively	5,793	5,869
Deferred income taxes (Note 10)	11,136	13,279
Other assets	12,989	15,150

Total assets	$452,859	$496,945

LIABILITIES AND STOCKHOLDER’S DEFICIT
Current liabilities:
Current portion of long-term debt (Note 7)	$2,477	$2,588
Accounts payable	17,860	19,022
Accrued interest	7,861	7,615
Accrued payroll, related taxes and benefits	18,445	15,703
Accrued real estate taxes	4,102	3,933
Other liabilities	10,623	8,832

Total current liabilities	61,368	57,693
Long-term debt, net of current portion (Note 7)	297,432	391,108
Lease financing obligations (Note 8)	58,571	110,898
Deferred income—sale-leaseback of real estate	31,391	10,660
Accrued postretirement benefits (Note 16)	6,370	4,068
Other liabilities (Note 5)	23,462	26,029

Total liabilities	478,594	600,456
Commitments and contingencies (Notes 6 and 14)
Stockholder’s deficit (Note 12):
Common stock, par value $1; authorized 1,000 shares, issued and outstanding—10 shares	—	—
Additional paid-in capital	(10,601)	(75,948)
Accumulated deficit	(14,133)	(27,563)
Accumulated other comprehensive loss (Note 16)	(1,001)	—

Total stockholders’ deficit	(25,735)	(103,511)

Total liabilities and stockholder’s deficit	$452,859	$496,945

The accompanying notes are an integral part of these consolidated financial statements.

CARROLS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

Years Ended December 31, 2006, 2005 and 2004

(in thousands of dollars except share and per share amounts)

	2006	2005	2004
Revenues:
Restaurant sales	$750,069	$705,422	$696,343
Franchise royalty revenues and fees	1,357	1,488	1,536

Total revenues	751,426	706,910	697,879

Costs and expenses:
Cost of sales	211,236	204,620	202,624
Restaurant wages and related expenses	218,797	204,292	206,732
Restaurant rent expense	37,768	34,668	34,606
Other restaurant operating expenses	110,164	102,921	92,891
Advertising expense	27,692	25,523	24,711
General and administrative (including stock-based compensation expense of $74, $16,432 and $1,818, respectively)	49,750	58,933	43,578
Depreciation and amortization	33,534	33,096	38,521
Impairment losses (Note 4)	1,019	1,468	1,544
Bonus to employees and a director (Note 11)	—	—	20,860
Other expense (income) (Notes 5 and 9)	(2,787)	—	2,320

Total operating expenses	687,173	665,521	668,387

Income from operations	64,253	41,389	29,492
Interest expense	44,262	42,972	35,383
Loss on extinguishment of debt (Note 7)	—	—	8,913

Income (loss) before income taxes	19,991	(1,583)	(14,804)
Provision (benefit) for income taxes (Note 10)	6,561	2,760	(6,720)

Net income (loss)	$13,430	$(4,343)	$(8,084)

The accompanying notes are an integral part of these consolidated financial statements.

CARROLS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER’S EQUITY (DEFICIT)

Years Ended December 31, 2006, 2005 and 2004

(in thousands of dollars)

	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholder’s Equity (Deficit)
Balance at January 1, 2004	$—	$24,485	$(15,136)	$—	$9,349
Net loss	—	—	(8,084)	—	(8,084)
Dividends declared (Note 11)	—	(116,794)	—	—	(116,794)

Balance at December 31, 2004	—	(92,309)	(23,220)	—	(115,529)
Net loss	—	—	(4,343)	—	(4,343)
Equity contributions from parent (Note 12)	—	16,361	—	—	16,361

Balance at December 31, 2005	—	(75,948)	(27,563)	—	(103,511)
Net income	—	—	13,430	—	13,430
Equity contribution from parent	—	65,347	—	—	65,347
Adjustment to adopt SFAS No. 158, net of tax (Note 16)	—	—	—	(1,001)	(1,001)

Balance at December 31, 2006	$—	$(10,601)	$(14,133)	$(1,001)	$(25,735)

The accompanying notes are an integral part of these consolidated financial statements.

CARROLS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, 2006, 2005 and 2004

(in thousands of dollars)

	2006	2005	2004
Cash flows provided from operating activities:
Net income (loss)	$13,430	$(4,343)	$(8,084)
Adjustments to reconcile net income (loss) to net cash provided from operating activities:
Gain on disposal of property and equipment	(1,398)	(620)	(176)
Stock-based compensation	69	16,310	1,818
Depreciation and amortization	33,534	33,096	38,521
Amortization of deferred financing costs	1,449	1,529	1,527
Amortization of unearned purchase discounts	(2,155)	(2,156)	(2,154)
Amortization of deferred gains from sale-leaseback transactions	(1,303)	(481)	(458)
Accretion of interest on lease financing obligations	412	344	406
Impairment losses	1,019	1,468	1,544
Loss on extinguishment of debt	—	—	8,913
Gain on settlements of lease financing obligations	(120)	—	—
Deferred income taxes	3,123	1,036	(6,466)
Changes in other operating assets and liabilities:
Refundable income taxes	(2,213)	2,435	(4,162)
Accounts payable	(670)	1,140	(2,427)
Accrued payroll, related taxes and benefits	2,742	(9,186)	9,666
Accrued bonus to employees and director	—	(20,860)	20,860
Other liabilities—current	1,960	(931)	1,762
Accrued interest	246	6,659	(593)
Other liabilities—long-term	(580)	(603)	(428)
Other	(790)	(2,829)	(858)

Net cash provided from operating activities	48,755	22,008	59,211

Cash flows used for investing activities:
Capital expenditures:
New restaurant development	(28,132)	(20,613)	(9,654)
Restaurant remodeling	(6,372)	(4,018)	(845)
Other restaurant capital expenditures	(9,049)	(8,684)	(7,503)
Corporate and restaurant information systems	(1,586)	(1,319)	(1,071)
Acquisition of Taco Cabana restaurants	—	(4,215)	—

Total capital expenditures	(45,139)	(38,849)	(19,073)
Properties purchased for sale-leaseback	(3,413)	(1,091)	(1,574)
Proceeds from sale-leaseback transactions	36,313	5,237	10,984
Proceeds from sales of other properties	1,800	795	1,174

Net cash used for investing activities	(10,439)	(33,908)	(8,489)

Cash flows used for financing activities:
Payments on revolving credit facility, net	—	—	(600)
Scheduled principal payments on term loans	(2,200)	(2,200)	(10,125)
Principal pre-payments on term loans	(91,200)	(6,000)	—
Proceeds from initial public offering, net of expenses	65,419	—	—
Proceeds from issuance of debt	—	—	400,000
Tender and redemption of 9 1/2% senior subordinated notes	—	—	(175,756)
Repayments of borrowings under previous credit facility	—	—	(113,375)
Financing costs associated with issuance of debt and lease financing obligations	—	(542)	(9,013)
Proceeds from lease financing obligations	—	—	4,500
Dividends paid to parent	(141)	—	(116,794)
Settlement of lease financing obligations	(15,199)	(1,074)	—
Payments on other notes payable	—	—	(117)
Principal payments on capital leases	(387)	(419)	(390)

Net cash used for financing activities	(43,708)	(10,235)	(21,670)

Net increase (decrease) in cash and cash equivalents	(5,392)	(22,135)	29,052
Cash and cash equivalents, beginning of year	9,331	31,466	2,414

Cash and cash equivalents, end of year	$3,939	$9,331	$31,466

Supplemental disclosures:
Interest paid on long-term debt	$32,302	$23,763	$23,368
Interest paid on lease financing obligations	$9,974	$10,677	$10,626
Income taxes paid (refunded), net	$5,630	$(824)	$3,905
Increase (decrease) in accruals for capital expenditures	$(870)	$301	$1,153
Capital lease obligations acquired and incurred	$—	$1,090	$—
Non-cash reduction of assets under lease financing obligations due to lease amendments	$24,707	$—	$—
Non-cash reduction of lease financing obligations due to lease amendments	$37,544	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

CARROLS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2006, 2005 and 2004

(in thousands of dollars, except share and per share amounts)

1. Description of Business and Summary of Significant Accounting Policies

Basis of Consolidation. The consolidated financial statements presented herein include the accounts of Carrols Corporation and its subsidiaries (“the Company”). All intercompany transactions have been eliminated in consolidation. The Company is a wholly-owned subsidiary of Carrols Restaurant Group, Inc. (“Carrols Restaurant Group”).

The difference between the consolidated financial statements of Carrols Corporation and Carrols Restaurant Group is primarily due to additional rent expense of approximately $6 per year for Carrols Restaurant Group and the composition of stockholder’s deficit.

Business Description. At December 31, 2006, the Company operated, as franchisee, 328 quick-service restaurants under the trade name “Burger King” in 12 Northeastern, Midwestern and Southeastern states. At December 31, 2006, the Company also owned and operated 76 Pollo Tropical restaurants, of which 74 were located in Florida, one located in the New York City metropolitan area in northern New Jersey and one located in Brooklyn, New York and franchised a total of 27 Pollo Tropical restaurants, 23 in Puerto Rico, two in Ecuador and two on college campuses in Florida. At December 31, 2006, the Company owned and operated 143 Taco Cabana restaurants located primarily in Texas and franchised two Taco Cabana restaurants in New Mexico and one in Georgia.

Use of Estimates. The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements. Estimates also affect the reported amounts of revenues and expenses during the reporting periods. Significant items subject to such estimates and assumptions include: accrued occupancy costs, insurance liabilities, legal obligations, income taxes, evaluation for impairment of goodwill, impairment of long-lived assets and impairment of Burger King franchise rights, lease accounting and stock-based compensation. Actual results could differ from those estimates.

Fiscal Year. The Company uses a 52-53 week fiscal year ending on the Sunday closest to December 31. All references herein to fiscal years ended January 2, 2005, January 1, 2006 and December 31, 2006 will be referred to as fiscal years ended December 31, 2004, 2005 and 2006, respectively. The fiscal years ended December 31, 2006 and 2005 each contained 52 weeks. The fiscal year ended December 31, 2004 contained 53 weeks.

Cash and Cash Equivalents. The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. At December 31, 2005 the Company had $2.0 million invested in money market funds.

Inventories. Inventories are stated at the lower of cost (first-in, first-out) or market. Inventories are primarily comprised of food and paper.

Property and Equipment. The Company capitalizes all direct costs incurred to construct and substantially improve its restaurants. These costs are depreciated and charged to expense based upon their property classification when placed in service. Property and equipment is recorded at cost. Repair and maintenance activities are expensed as incurred. Depreciation and amortization is provided using the straight-line method over the following estimated useful lives:

Owned buildings	5 to 30 years
Equipment	3 to 15 years
Computer hardware and software	3 to 7 years
Assets subject to capital leases	Shorter of useful life or lease term

CARROLS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2006, 2005 and 2004

(in thousands of dollars, except share and per share amounts)

Leasehold improvements are depreciated over the shorter of their estimated useful lives or the underlying lease term. In circumstances where an economic penalty, as defined under Statement of Financial Accounting Standards (“SFAS”) No. 13, “Accounting for Leases”, would be presumed by the non exercise of one or more renewal options under the lease, the Company includes those renewal option periods when determining the lease term. For significant leasehold improvements made during the latter part of the lease term, the Company amortizes those improvements over the shorter of their useful life or an extended lease term. The extended lease term would consider the exercise of renewal options if the value of the improvements would cause an economic penalty to be presumed incurred without the renewal of the option. Building costs incurred for new restaurants on leased land are depreciated over the lease term, which is generally a twenty year period.

Burger King Franchise Rights. For its Burger King restaurant acquisitions, the Company has generally allocated a portion of the purchase price to franchise rights, an intangible asset. Amounts allocated to franchise rights for each acquisition are amortized using the straight-line method over the average remaining term of the acquired franchise agreements at January 1, 2002 plus one twenty year renewal period.

Burger King Franchise Agreements. Fees for initial franchises and renewals are amortized using the straight-line method over the term of the agreement, which is generally twenty years.

Goodwill. Goodwill represents the excess of purchase price and related costs over the value assigned to the net tangible and identifiable intangible assets of businesses acquired. Goodwill is not amortized but is tested at least annually for impairment. The Company performs its impairment evaluation annually as of December 31.

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

Lease Financing Obligations. Lease financing obligations pertain to real estate transactions accounted for under the financing method as required by SFAS No. 98, “Accounting for Leases” (“SFAS 98”). The assets (land and building) subject to these obligations remain on the Company’s consolidated balance sheet at their historical costs and such assets (excluding land) continue to be depreciated over their remaining useful lives. The proceeds received by the Company from these transactions are recorded as lease financing obligations and the lease payments are applied as payments of principal and interest. The selection of the interest rate on lease financing obligations is evaluated at inception of the lease based on the Company’s incremental borrowing rate adjusted to the rate required to prevent recognition of a non-cash loss or negative amortization of the obligation through the end of the primary lease term. In addition, if a purchase option exists for any properties subject to a lease financing obligation, the purchase option is evaluated for its probability of exercise on an ongoing basis. This

CARROLS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2006, 2005 and 2004

(in thousands of dollars, except share and per share amounts)

evaluation considers many factors including, without limitation, the Company’s intentions, the fair value of the underlying properties, the Company’s ability to acquire the property, economic circumstances and other available alternatives to the Company for the continued use of the property. At December 31, 2006 and 2005, no purchase options were considered probable of exercise by the Company.

Revenue Recognition. Revenues from Company owned and operated restaurants are recognized when payment is tendered at the time of sale. Franchise royalty revenues associated with Pollo Tropical and Taco Cabana restaurants are based on a percent of gross sales and are recorded as income when earned.

Income Taxes. The Company provides for income taxes in accordance with the provisions of SFAS No. 109, “Accounting for Income Taxes” (“SFAS 109”). Under the liability method specified by SFAS 109, deferred tax assets and liabilities are based on the difference between the financial statement and tax bases of assets and liabilities as measured by the tax rates that are anticipated to be in effect when those differences reverse. The deferred tax provision generally represents the net change in deferred tax assets and liabilities during the period. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the results of operations in the period that includes the enactment date. A valuation allowance is established when it is necessary to reduce deferred tax assets to amounts for which realization is more likely than not. The Company also records a reserve for uncertain tax positions when it is probable and estimable. The Company and its subsidiary file a consolidated federal income tax return.

Advertising Costs. All advertising costs are expensed as incurred.

Cost of Sales. The Company includes the cost of food, beverage and paper, net of any purchase discounts, in cost of sales.

Insurance. The Company is insured for workers’ compensation, general liability and medical insurance claims under policies where it pays all claims, subject to annual stop-loss limitations both for individual claims and claims in the aggregate. Losses are accrued based upon the Company’s estimates of the aggregate liability for claims based on Company experience and certain actuarial methods used to measure such estimates. The Company does not discount any of its self-insurance obligations.

Fair Value of Financial Instruments. The following methods were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate the fair value:

•	Current Assets and Liabilities. The carrying value cash and cash equivalents and accrued liabilities approximates fair value because of the short maturity of those instruments.

•

Senior Subordinated Notes. The fair values of outstanding senior subordinated notes are based on quoted market prices. The fair values at December 31, 2006 and 2005 were approximately $184.1 million and $174.6 million, respectively.

•

Revolving and Term Loan Facilities. Rates currently available to the Company for debt with similar terms and remaining maturities are used to estimate fair value. The recorded amounts, as of December 31, 2006 and 2005, approximated fair value.

Earnings Per Share Presentation. The guidance of SFAS No. 128, “Earnings Per Share,” requires presentation of earnings per share by all entities that have issued common stock or potential common stock if those securities trade in a public market either on a stock exchange (domestic or foreign) or in the over-the-counter market. The Company’s common stock is not publicly traded and therefore, earnings per share amounts are not presented.

CARROLS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2006, 2005 and 2004

(in thousands of dollars, except share and per share amounts)

Stock-Based Compensation. Effective January 3, 2006, the Company adopted SFAS No. 123(R), “Share-Based Payment” (“SFAS 123R”) using the modified prospective transition method and, as a result, did not retroactively adjust results from prior periods. The Company applies the Black-Scholes valuation model in determining the fair value of stock options granted to employees, which is then amortized on a straight-line basis to compensation expense over the requisite service period. For restricted stock awards, the fair market value of the award, determined based upon the closing value of the Carrols Restaurant Group’s stock price on the grant date, is recorded to compensation expense on a straight-line basis over the vesting period.

Carrols Restaurant Group adopted an incentive stock plan in 2006 under which incentive stock options, non-qualified stock options and restricted shares may be granted to employees and non-employee directors. In 2006, Carrols Restaurant Group granted incentive stock options, non-qualified stock options and restricted shares under this plans. The stock options granted generally vest at 20% per year and expire seven years from the date of grant. Restricted shares granted to employees generally vest 33% per year for three years and restricted shares granted to non-employee directors vest generally vest at 20% per year and the fair value of shares granted is determined based on Carrols Restaurant Group’s closing stock price on the date of grant. Stock-based compensation related to these grants totaled $0.1 million in 2006.

Prior adoption of SFAS No. 123R in 2006, “Share-Based Payment” (“SFAS 123R”), the Company accounted for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees”, (“APB 25”) and, as permitted by SFAS 123, “Accounting for Stock-Based Compensation (“SFAS 123”), the Company provided pro forma net income disclosures for employee stock option grants as if the fair-value-based method defined in SFAS 123 has been applied in 2005 and 2004. Certain provisions of the Carrols Restaurant Group’s option plans caused the Company to account for stock options using a variable accounting treatment. Under variable accounting, compensation expense was remeasured each balance sheet date based on the difference between the current market price of the Carrols Restaurant Group’s stock and the option’s exercise price. An accrual for compensation expense is determined based on the proportionate vested amount of each option as prescribed by Financial Interpretation No. 28, “Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans.” Each period, adjustments to the accrual are recognized in the income statement. Stock-based compensation expense for the Carrols Restaurant Group’s options was $75 in 2005 and $1,818 in 2004.

Effective May 3, 2005, Carrols Restaurant Group issued an aggregate of 2,941,521 shares of common stock in exchange for the cancellation and termination of an identical number of outstanding options to purchase shares of Carrols Restaurant Group common stock. During the second quarter of 2005 Carrols Restaurant Group issued an additional 61,406 shares of its common stock in separate awards. As a consequence of the exchange, all outstanding stock options were cancelled and terminated. The Company recorded a pre-tax compensation charge, including applicable payroll taxes, of $16.4 million in the second quarter of 2005 due to these stock awards. See Note 12 for a complete discussion of the stock awards.

CARROLS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2006, 2005 and 2004

(in thousands of dollars, except share and per share amounts)

Pro forma disclosures for 2006 are not presented because the amounts are recognized in the consolidated financial statements. The following table presents the Company’s pro forma net loss for 2005 and 2004, had compensation cost been determined based upon the fair value of the stock options at the grant date consistent with the fair-value based method of SFAS No. 123:

	Year Ended December 31,
	2005	2004
Net loss, as reported	$(4,343)	$(8,084)
Add: Stock-based compensation expense included in reported net loss, net of related tax effects (1)(2)	13,188	13,279
Deduct: Stock-based compensation expense determined under the fair-value based method for all awards, net of related tax effects (2)	(12,011)	(5,656)

Pro forma net loss	$(3,166)	$(461)

(1)	The amount of stock-based compensation expense included in reported net loss includes certain stock options requiring variable accounting (see Note 12) and for the year ended December 31, 2005, includes $13.1 million of expense related to stock awards granted in the second quarter of 2005, net of tax. This expense, net of tax, has also been included in the determination of compensation expense determined under the fair-value based method for the year ended December 31, 2005.
(2)	For the year ended December 31, 2004, the equity value of the Company was reduced as a result of the December 2004 refinancing (See Note 7) in which a non-recurring dividend of $116.8 million was paid by the Company to Carrols Restaurant Group, its sole stockholder, which Carrols Restaurant Group in turn paid to its stockholders. In conjunction with this, the Company also approved a compensatory bonus payment of approximately $20.3 million to a number of employees (including management) and an outside director who owned stock options, on a pro rata basis in proportion to the number of shares of Carrols Restaurant Group common stock issuable upon exercise of the options owned by such persons. Carrols Restaurant Group did not modify its outstanding stock options to reflect the reduction in equity value. Therefore for the year ended December 31, 2004, this reduction has been offset against the $20.3 million bonus payment recorded for the determination of compensation expense under SFAS 123. The $20.3 million bonus payment, net of tax, has also been included in stock-based employee compensation expense included in reported net loss for the year ended December 31, 2004 in the above table.

Carrols Restaurant Group did not grant any options in 2005. The fair value of each option grant in 2004 was estimated using the minimum value option-pricing model. The weighted average fair-value of options granted in 2006 was $4.02 which was estimated using the Black-Scholes option pricing model with the following weighted-average assumptions:

	2006	2004
Risk-free interest rate	4.58%	3.38%
Annual dividend yield	0%	0%
Expected life	5 years	5 years
Expected volatility	30%	n/a

The assumptions include the risk-free rate of interest, expected dividend yield, expected volatility, and the expected term of the award. The risk-free rate of interest is based on the zero coupon U.S. Treasury rates appropriate for the expected term of the award. There are no expected dividends as Carrols Restaurant Group does not currently plan to pay dividends on its common stock. Expected stock price volatility is based on the

CARROLS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2006, 2005 and 2004

(in thousands of dollars, except share and per share amounts)

implied volatility of a peer group that had actively traded stock during the period immediately preceding the share-based award grant. This period is equal in length to the award’s expected term as Carrols Restaurant Group does not have its own historical stock price data. The expected term was estimated using the simplified method, as prescribed by SAB No. 107, for options granted in 2006. Compensation expense is recognized only for those options expected to vest, with forfeitures estimated based on our historical experience and future expectations. Prior to the adoption of SFAS 123R, the effect of forfeitures on the pro forma expense amounts was recognized as the forfeitures occurred. See also Note 12 to the consolidated financial statements.

Recent Accounting Pronouncements.

In March 2006, the Emerging Issues Task Force (“EITF”) issued EITF Issue 06-3, “How Sales Taxes Collected From Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement” (“Issue 06-3”). Issue 06-3 discussed how entities are to adopt a policy of presenting sales taxes in the statement of operations on either a gross or net basis. If taxes are significant, an entity should disclose its policy of presenting taxes and the amounts of taxes. The guidance is effective for periods beginning after December 15, 2006. The Company presents restaurant sales net of sales taxes and therefore Issue 06-3 will not impact the method for recording these sales taxes in our consolidated financial statements.

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 prescribes a comprehensive recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 requires that only income tax benefits that meet the “more likely than not” recognition threshold be recognized or continue to be recognized on the effective date. For those benefits to be recognized, a tax position must also be sustained upon examination by taxing authorities. Initial derecognition amounts would be reported as a cumulative effect of a change in accounting principle. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. This interpretation will be effective for the Company beginning January 1, 2007. The Company has completed its initial review of the interpretation and does not expect that the adoption of FIN 48 will have a significant impact on its consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). This statement defines fair value, establishes a framework for using fair value to measure assets and liabilities and expands disclosures about fair value measurements. The statement applies whenever other pronouncements require or permit assets or liabilities to be measured at fair value. SFAS 157 is effective for the Company’s fiscal year beginning January 1, 2008. The Company is evaluating the impact the adoption of SFAS 157 will have on the Company’s consolidated financial statements.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Benefits, an amendment of FAS 87, 88, 106 and 132(R)” (“SFAS 158”) which is effective for fiscal years ending after December 15, 2006. SFAS No. 158 requires an employer that sponsors postretirement plans to recognize an asset or liability on its balance sheet for the overfunded or underfunded status of the plan and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. SFAS 158 does not change the amount of actuarially determined expense that is recorded in the Company’s consolidated statement of operations. SFAS 158 also requires an employer to measure plan assets and benefit obligations as of the date of the employer’s balance sheet, which is consistent with the Company’s historical measurement date. Adoption of SFAS 158 resulted in recording a liability and a charge to

CARROLS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2006, 2005 and 2004

(in thousands of dollars, except share and per share amounts)

accumulated other comprehensive income, a component of stockholder’s deficit, at December 31, 2006 equal to the difference between the Company’s accrued benefit cost and the Company’s projected benefit obligation which was $1.7 million. See Note 16.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”) to address diversity in practice in quantifying financial statement misstatements. SAB 108 requires that the Company quantify misstatements based on their impact on each of its financial statements and related disclosures. The application of SAB 108 in the fourth quarter of 2006 did not have any impact on the Company’s consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Liabilities—Including an amendment of FASB Statement No. 115” (“SFAS 159”). This statement permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS 159 is effective for the Company’s fiscal year beginning January 1, 2008. The Company is currently evaluating the impact of adopting SFAS No. 159.

2. Property and Equipment

Property and equipment at December 31 consisted of the following:

	December 31,
	2006	2005
Land	$37,971	$61,112
Owned buildings	43,855	76,502
Leasehold improvements	143,969	129,015
Equipment	186,143	183,670
Assets subject to capital leases	7,716	8,106

	419,654	458,405
Less accumulated depreciation and amortization	(236,912)	(240,899)

	$182,742	$217,506

Assets subject to capital leases pertain to buildings leased for certain restaurant locations and had accumulated amortization at December 31, 2006 and 2005 of $6,613 and $6,872, respectively. At December 31, 2006 and 2005, land of $23,972 and $45,077, respectively, and owned buildings of $28,547 and $56,580, respectively, were subject to lease financing obligations accounted for under the lease financing method (See Note 8). Accumulated depreciation pertaining to owned buildings subject to lease financing obligations at December 31, 2006 and 2005 was $11,420 and $24,416, respectively.

Depreciation expense for all property and equipment for the years ended December 31, 2006, 2005 and 2004 was $29,234, $29,110 and $34,462, respectively.

3. Goodwill, Franchise Rights and Intangible Assets

Goodwill. In accordance with SFAS No. 142, the Company reviews goodwill for impairment annually, or more frequently when events and circumstances indicate that the carrying amounts may be impaired. The Company performs its annual impairment assessment as of December 31 and has determined its reporting units

CARROLS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2006, 2005 and 2004

(in thousands of dollars, except share and per share amounts)

to be at the operating segment level: its Burger King restaurants, operating as a franchisee; Pollo Tropical and Taco Cabana at the brand level. No impairment losses have been recognized as a result of these tests since January 1, 2002. The Company recorded $2.7 million of goodwill associated with the acquisition of four Taco Cabana restaurants in July of 2005. Changes in goodwill for the years ended December 31, 2006 and 2005 are summarized below:

	Pollo Tropical	Taco Cabana	Burger King	Total
Balance, December 31, 2004	$56,307	$64,484	$1,450	$122,241
Goodwill acquired in 2005	—	2,693	—	2,693

Balance, December 31, 2005	56,307	67,177	1,450	124,934
Changes in goodwill	—	—	—	—

Balance, December 31, 2006	$56,307	$67,177	$1,450	$124,934

Burger King Franchise Rights. Amounts allocated to franchise rights for each Burger King acquisition are amortized using the straight-line method over the average remaining term of the acquired franchise agreements at January 1, 2002 plus one twenty year renewal period. Following is a summary of the Company’s Burger King franchise rights as of the respective balance sheet dates:

	December 31, 2006		December 31, 2005
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Franchise rights	$139,131	$55,863	$139,139	$52,649

Amortization expense related to Burger King franchise rights for the years ended December 31, 2006, 2005 and 2004 was $3,214, $3,215 and $3,233, respectively. Estimated annual amortization is $3,216 for each of the years ending 2007 through 2011.

Intangible Assets. In July 2005, the Company acquired four Taco Cabana restaurants from a franchisee for a cash purchase price of approximately $4.2 million. Under EITF Issue No. 04 -1 “Accounting for Preexisting Relationships between the Parties to a Business Combination”, certain reacquired rights, including the right to the acquirer’s trade name, are required to be recognized as intangible assets apart from goodwill. The Company has allocated $1.6 million of the purchase price to this intangible asset and determined its weighted average life to be approximately seven years, based on the remaining terms of the acquired franchise agreements. The Company recorded amortization expense relating to the intangible asset of approximately $290 and $145 for the years ended December 31, 2006 and 2005 and expects the annual expense for each of the next five years ending 2007 through 2011 to be $289, $211, $133, $125 and $117, respectively.

	December 31, 2006		December 31, 2005
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Intangible assets	$1,610	$435	$1,610	$145

4. Impairment of Long-Lived Assets

The Company reviews its long-lived assets, principally property and equipment, for impairment at the restaurant level. If an indicator of impairment exists for any of the assets, an estimate of undiscounted future cash

CARROLS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2006, 2005 and 2004

(in thousands of dollars, except share and per share amounts)

flows produced by each restaurant is compared to that long-lived asset’s carrying value. If the carrying value is greater than the undiscounted cash flow, the Company then determines the fair value of the asset. If an asset is determined to be impaired, the loss is measured by the excess of the carrying amount of the asset over its fair value.

The Company assesses the potential impairment of Burger King franchise rights whenever events or changes in circumstances indicate that the carrying value may not be recoverable. If an indicator of impairment exists, an estimate of the aggregate undiscounted cash flows from the acquired restaurants is compared to the respective carrying value of franchise rights for each Burger King acquisition. If an asset is determined to be impaired, the loss is measured by the excess of the carrying amount of the asset over its fair value. No impairment charges were recorded related to the Company’s Burger King franchise rights for the year ended December 31, 2006. The Company recorded impairment charges related to its Burger King franchise rights of $316 and $283 for the years ended December 31, 2005 and 2004, respectively.

The Company recorded impairment losses on long-lived assets, including Burger King franchise rights, for its segments as follows:

	Year Ended December 31,
	2006	2005	2004
Burger King	$276	$1,373	$1,544
Taco Cabana	743	95	—

	$1,019	$1,468	$1,544

5. Other Liabilities, Long-Term

Other liabilities, long-term, at December 31, consisted of the following:

	At December 31,
	2006	2005
Unearned purchase discounts	$4,526	$6,686
Accrued occupancy costs	8,683	10,674
Accrued workers’ compensation costs	4,595	4,615
Other	5,658	4,054

	$23,462	$26,029

Unearned purchase discounts are amortized as a reduction of cost of sales either over the life of the supplier contract or the estimated purchase commitment period. In 2000, Burger King Corporation arranged for the Coca-Cola Company and Dr. Pepper/Seven-Up, Inc. to provide funding to franchisees in connection with certain initiatives to upgrade restaurants. The Company received approximately $19.8 million in 2000 and $1.6 million in 2001 under this arrangement with these suppliers. The total amount of these purchase discounts amortized for each of the years ended December 31, 2006, 2005 and 2004 was $2.2 million.

Accrued occupancy costs include obligations pertaining to closed restaurant locations, contingent rent, accruals to expense operating lease rental payments on a straight-line basis over the lease term, and acquired leases with above market rentals.

CARROLS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2006, 2005 and 2004

(in thousands of dollars, except share and per share amounts)

In 2001, management made the decision to close seven Taco Cabana restaurants in the Phoenix, Arizona market and discontinue restaurant development underway in that market. At December 31, 2006 and 2005, the Company had $0.7 million and $1.1 million in lease liability reserves, respectively, included in accrued occupancy costs. The following table presents the activity in the exit cost reserve included in accrued occupancy costs:

	Year ended December 31,
	2006	2005	2004
Beginning Balance	$1,083	$756	$847
Changes in estimates of accrued costs, net	(295)	467	—
Payments	(132)	(140)	(91)

Balance, end of period	$656	$1,083	$756

In 2005, the exit cost reserve was increased by $0.5 million due to a change in circumstances affecting the Company’s estimates of future sub-lease revenue for one restaurant property. In 2006, the Company reduced its exit cost reserve by $0.3 million due to an increase in the Company’s estimates for future sublease income at certain locations. In addition, the Company reduced collection reserves previously established for a $1.1 million note receivable that was paid in full in the fourth quarter of 2006 related to the sale of leasehold improvements at two of the closed locations that were written off as part of the restructuring charge in 2001. Other income in 2006 includes $1.4 million as a result of these transactions.

6. Leases

The Company utilizes land and buildings in operation under various lease agreements. The Company does not consider any of these individual leases material to the Company’s operations. Initial lease terms are generally for twenty years and, in many cases, provide for renewal options and in some cases rent escalations. Certain leases require contingent rent, determined as a percentage of sales as defined by the terms of the applicable lease agreement. For most locations, the Company is obligated for occupancy costs including payment of property taxes, insurance and utilities.

In the years ended December 31, 2006, 2005 and 2004, the Company sold twenty-four, four and eight restaurant properties in sale-leaseback transactions for net proceeds of $36,313, $5,237 and $10,984, respectively. Deferred gains of $22,034, $2,556 and $2,391 for the years ended December 31, 2006, 2005 and 2004, respectively, have been recorded as a result of these sale-leaseback transactions and are being amortized over the lives of the related leases. These related leases have been classified as operating leases and generally contain a twenty-year initial term with renewal options. The amortization of deferred gains related to these sale-leaseback transactions was $1,303, $481 and $458 for the years ended December 31, 2006, 2005 and 2004, respectively.

CARROLS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2006, 2005 and 2004

(in thousands of dollars, except share and per share amounts)

Minimum rent commitments under capital and non-cancelable operating leases at December 31, 2006 were as follows:

Years Ending December 31,	Capital	Operating
2007	$409	$40,743
2008	234	38,370
2009	199	36,406
2010	158	34,381
2011	114	32,161
Thereafter	1,606	269,856

Total minimum lease payments	2,720	$451,917

Less amount representing interest	(1,211)

Total obligations under capital leases	1,509
Less current portion	(277)

Long-term obligations under capital leases	$1,232

Total rent expense on operating leases, including percentage rent on both operating and capital leases, for the past three fiscal years was as follows:

	Year ended December 31,
	2006	2005	2004
Minimum rent on real property	$34,978	$32,416	$32,509
Additional rent based on percentage of sales	2,790	2,252	2,097

Restaurant rent expense	37,768	34,668	34,606
Administrative rent	875	822	783
Equipment rent	731	739	526

	$39,374	$36,229	$35,915

7. Long-Term Debt

Long-term debt at December 31 consisted of the following:

	December 31,
	2006	2005
Collateralized:
Senior Credit Facility-Term loan B facility	$118,400	$211,800
Unsecured:
9% Senior Subordinated Notes	180,000	180,000
Capital leases (Note 6)	1,509	1,896

	299,909	393,696
Less: current portion	(2,477)	(2,588)

	$297,432	$391,108

CARROLS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2006, 2005 and 2004

(in thousands of dollars, except share and per share amounts)

December 2004 Refinancing

On December 15, 2004, the Company completed the private placement of $180.0 million of 9% Senior Subordinated Notes due 2013. Concurrently, the Company repaid all outstanding borrowings under its prior senior secured credit facility and amended and restated that credit facility with a new syndicate of lenders. The Company received $400.0 million in total proceeds that included the issuance of the 9% senior subordinated notes and $220.0 million principal amount of term loan B borrowings under the senior credit facility. Those proceeds were primarily utilized to repay borrowings outstanding under the prior senior credit facility of $74.4 million, to retire all unsecured 9 1/2% senior subordinated notes due 2008 outstanding in the amount, including redemption premiums, of $175.9 million, to pay a dividend to Carrols Restaurant Group (which Carrols Restaurant Group in turn paid to its stockholders) in the amount of $116.8 million, to pay fees and expenses related to the refinancing of $8.8 million, and to pay a bonus to employees and a director totaling $20.9 million including payroll taxes of $0.6 million. See discussion of the bonus and dividend payments in Note 11. The Company also recorded an $8.9 million loss on early extinguishment of debt from the write-off of previously deferred financing costs and premiums in conjunction with the retirement of the 9 1/2% senior subordinated notes.

Senior Secured Credit Facility:

On December 15, 2004, the Company entered into a senior secured credit facility with a syndicate of lenders. The senior secured credit facility provides for a revolving credit facility under which the Company may borrow up to $50.0 million (including a sub limit of up to $20.0 million for letters of credit and up to $5.0 million for swingline loans), a term loan B facility of $220.0 million and incremental borrowing facilities, at the Company’s option, of up to $100.0 million, subject to the satisfaction of certain conditions.

There were no borrowings outstanding on the revolving credit facility at December 31, 2006 or 2005. After reserving $15.0 million for letters of credit guaranteed by the facility, $35.0 million was available for borrowings under the revolving credit facility at December 31, 2006.

Borrowings under the revolving credit facility bear interest at a per annum rate, at the Company’s option, of either:

1)	the sum of (a) the greater of (i) the prime rate or (ii) the federal funds rate plus .50%, plus (b) a margin ranging from .50% to 1.50% based on the Company’s total leverage ratio (as defined in the senior credit facility); or

2)	LIBOR plus a margin ranging from 2.0% to 3.0% based on’ total leverage ratio.

Borrowings under the term loan B bear interest at a per annum rate, at the Company’s option, of either:

1)	the sum of (a) the greater of (i) the prime rate or (ii) the federal funds rate plus .50%, plus (b) a margin ranging from .75% to 1.0% based on the Company’s total leverage ratio; or

2)	LIBOR plus a margin ranging from 2.25% to 2.50% based on the Company’s total leverage ratio.

The revolving credit facility expires on December 31, 2009 and the term loan B facility matures on December 31, 2010. During 2006, the Company made prepayments of $91.2 million on outstanding borrowings under the term loan B facility, from, in part, the use of proceeds of $68.0 million Carrols Restaurant Group received in its initial public offering.

CARROLS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2006, 2005 and 2004

(in thousands of dollars, except share and per share amounts)

Amounts under the term loan B facility are repayable as follows:

1)	four quarterly installments of $0.55 million in each of fiscal years 2007 through 2009; and

2)	two quarterly installments of $52.25 million beginning with last day of the first fiscal quarter in 2010 and a final installment of $7.3 million on the last day of the third fiscal quarter of 2010.

Under the senior credit facility, the Company is also required to make mandatory prepayments of principal on term loan B facility borrowings (a) annually in an initial amount equal to 50% of Excess Cash Flow (as defined in the senior credit facility), (b) in the event of certain dispositions of assets (all subject to certain exceptions) and insurance proceeds, in an amount equal to 100% of the net proceeds received by the Company therefrom, and (c) in an amount equal to 100% of the net proceeds from any subsequent issuance of debt.

In general, the Company’s obligations under the senior credit facility are guaranteed by Carrols Restaurant Group and all of the Company’s material subsidiaries and are collateralized by all of the Company’s and its subsidiaries’ assets, a pledge of the Company’s common stock and the stock of each of the Company’s subsidiaries. The senior credit facility contains certain covenants, including, without limitation, those limiting the Company’s and its subsidiaries’ ability to incur indebtedness, incur liens, sell or acquire assets or businesses, change the nature of its business, engage in transactions with related parties, make certain investments or pay dividends. In addition, the Company is required to meet certain financial ratios, including fixed charge coverage, senior leverage, and total leverage ratios (all as defined under the senior credit facility). As of December 31, 2006 the Company was in compliance with these covenants in its senior credit facility.

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

Restrictive covenants under the 9% senior subordinated notes include limitations with respect to the Company’s ability to incur additional debt, incur liens, sell or acquire assets or businesses, pay dividends and make certain investments. The Company was in compliance as of and for the years ended December 31, 2006 and 2005 with the restrictive covenants in the indenture governing the senior subordinated notes. At December 31, 2006, principal payments required on all long-term debt are as follows:

2007	$2,477
2008	2,324
2009	2,300
2010	111,870
2011	32
Thereafter	180,906

$299,909

The weighted average interest rate on all debt, excluding lease financing obligations, for the years ended December 31, 2006, 2005 and 2004 was 8.3%, 7.3% and 7.8%, respectively. Interest expense on the Company’s long-term debt was $33,852, $31,728 and $24,122 for the years ended December 31, 2005, 2004 and 2003, respectively.

CARROLS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2006, 2005 and 2004

(in thousands of dollars, except share and per share amounts)

New Senior Credit Facility. On March 9, 2007, the Company terminated its existing senior credit facility and entered into a new senior credit facility with a syndicate of lenders. The Company’s new credit facility totals approximately $185 million, consisting of $120 million principal amount of term loan A borrowings maturing on March 8, 2013 (or earlier on September 30, 2012 if the Senior Subordinated Notes are not refinanced by June 30, 2012) and a $65.0 million revolving facility (including a sub limit of up to $25.0 million for letters of credit and up to $5.0 million for swingline loans), maturing on March 8, 2012. The term loan A borrowings and an additional $4.3 million of revolver borrowings from this facility were used to repay all outstanding borrowings and other obligations under the Company’s existing senior credit facility and to pay certain fees and expenses incurred in connection with the new senior credit facility.

Both term loan and revolving credit borrowings under the new senior credit facility bear interest at a per annum rate, at the Company’s option, of either:

1)	the applicable margin ranging from 0% to 0.25% based on the Company’s senior leverage ratio (as defined in the new credit facility) plus the greater of (i) the prime rate or (ii) the federal funds rate for that day plus 0.5%; or

2)	Adjusted LIBOR plus the applicable margin percentage in effect ranging from 1.0% to 1.5% based on the Company’s senior leverage ratio.

Term loan A borrowings shall be due and payable in quarterly installments, beginning on June 30, 2008 as follows:

1)	four quarterly installments of $1.5 million beginning on June 30, 2008;

2)	eight quarterly installments of $3.0 million beginning on June 30, 2009;

3)	four quarterly installments of $4.5 million beginning on June 30, 2011; and

4)	four quarterly installments of $18.0 million beginning on June 30, 2012.

Under the senior credit facility, the Company is also required to make mandatory prepayments of principal on term loan A facility borrowings (a) annually in an initial amount equal to 50% of Excess Cash Flow (as defined in the senior credit facility), (b) in the event of certain dispositions of assets (all subject to certain exceptions) and insurance proceeds, in an amount equal to 100% of the net proceeds received by the Company therefrom, and (c) in an amount equal to 100% of the net proceeds from any subsequent issuance of debt.

In general, the Company’s obligations under the senior credit facility are guaranteed by Carrols Restaurant Group and all of the Company’s material subsidiaries and are collateralized by a pledge of the Company’s common stock and the stock of each of its material subsidiaries. The new senior credit facility contains certain covenants, including, without limitation, those limiting the Company’s ability to incur indebtedness, incur liens, sell or acquire assets or businesses, change the nature of its business, engage in transactions with related parties, make certain investments or pay dividends. In addition, the Company is required to meet certain financial ratios, including fixed charge coverage, senior leverage, and total leverage ratios (all as defined under the new senior credit facility).

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

CARROLS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2006, 2005 and 2004

(in thousands of dollars, except share and per share amounts)

consolidated balance sheet and proceeds received by the Company from these transactions are recorded as a financing liability. Payments under these leases are applied as payments of imputed interest and deemed principal on the underlying financing obligations.

These leases generally provide for an initial term of 20 years plus renewal options. The rent payable under such leases includes a minimum rent provision and in some cases, includes rent based on a percentage of sales provision. These leases also require payment of property taxes, insurance and utilities.

Purchase options related to certain properties sold in real estate transactions accounted for under the financing method were held by an entity wholly-owned by the nephew of the Chairman and Chief Executive Officer of the Company and such entity was deemed a related party for accounting purposes. In the fourth quarter of 2006, these purchase options were assigned to the Company for nominal consideration.

During 2006, the Company exercised its right of first refusal under the leases for 14 restaurant properties following the exercise of purchase options previously held by the related party and the Company purchased these 14 restaurant properties from the respective lessors. Concurrently with these purchases, the properties were sold in qualified sale-leaseback transactions. The Company recorded deferred gains representing the amounts by which the sales prices exceeded the net book value of the underlying assets. Deferred gains are being amortized as an adjustment to rent expense over the term of the leases, which is generally 20 years.

The Company also amended lease agreements for 21 restaurant properties and amended a master lease agreement covering 13 restaurant properties in 2006, all of which were previously accounted for as lease financing obligations, to eliminate or otherwise cure the provisions that precluded the original sale-leaseback accounting under SFAS No. 98. As a result of such amendments, the Company recorded these sale-leaseback transactions as sales, removed all of the respective assets under lease financing obligations and related liabilities from its consolidated balance sheet and recognized gains from the sales, which were generally deferred and are being amortized as an adjustment to rent expense over the remaining term of the underlying leases.

As a result of the above transactions, in 2006 the Company reduced its lease financing obligations by $52.8 million, reduced its assets under lease financing obligations by $36.2 million and recorded deferred gains of $18.3 million. The Company also recorded interest expense of $2.0 million which represents the net amount by which the purchase price for the restaurant properties sold exceeded the lease financing obligations. Of these amounts, $37.5 million of lease financing obligations and $24.7 million of assets under lease financing obligations have been reflected as non-cash transactions in the consolidated statements of cash flows.

At December 31, 2006, payments required on lease financing obligations are as follows:

2007	$5,299
2008	5,629
2009	5,646
2010	5,696
2011	5,796
Thereafter, through 2023	107,740

Total minimum lease payments	135,806
Less: Interest implicit in obligations	(77,235)

Total lease financing obligations	$58,571

CARROLS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2006, 2005 and 2004

(in thousands of dollars, except share and per share amounts)

The interest rates on lease financing obligations range from 8.5% to 12.4% at December 31, 2006. Interest expense on lease financing obligations totaled $10,411, $11,244 and $11,261 for the years ended December 31, 2006, 2005 and 2004, respectively.

9. Other Expense (Income)

In the fourth quarter of 2006, the Company entered into a lease termination agreement for one of its Pollo Tropical restaurants resulting in a gain of $1.4 million that is presented in other income in the consolidated statements of operations. The lease termination amount payable to the Company of $1.8 million is included in trade and other receivables on the consolidated balance sheet at December 31, 2006. The Company subsequently received this amount in January 2007.

During 2004, the Company’s parent company, Carrols Restaurant Group, filed a registration statement on Form S-1 to register an initial public offering of Enhanced Yield Securities (EYSs) comprised of its common stock and senior subordinated notes. On October 25, 2004, Carrols Restaurant Group withdrew and terminated its registration of such securities and expensed the costs incurred for this offering of $2.3 million in 2004.

10. Income Taxes

The income tax provision (benefit) was comprised of the following:

	Year ended December 31,
	2006	2005	2004
Current:
Federal	$2,952	$1,426	$(1,250)
Foreign	305	295	306
State	181	3	690

	3,438	1,724	(254)

Deferred (prepaid):
Federal	3,136	661	(3,981)
State	84	(744)	(2,485)

	3,220	(83)	(6,466)

Valuation allowance	(97)	1,119	—

	$6,561	$2,760	$(6,720)

CARROLS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2006, 2005 and 2004

(in thousands of dollars, except share and per share amounts)

The components of deferred income tax assets and liabilities are as follows:

	December 31,
	2006	2005
Current deferred tax assets:
Inventory and other reserves	$117	$124
Accrued vacation benefits	2,193	2,084
Other accruals	2,229	2,659

Current deferred tax assets	4,539	4,867

Long term deferred tax assets/(liabilities):
Deferred income on sale-leaseback of certain real estate	11,657	5,784
Lease financing obligations	6,387	10,317
Postretirement benefit expenses	1,864	1,609
Accumulated other comprehensive income—postretirement benefits	654	—
Property and equipment depreciation	3,357	387
Net state operating loss carry forwards	2,189	2,331
Amortization of other intangibles, net	1,625	2,294
Amortization of franchise rights	(23,232)	(22,542)
Occupancy costs	3,443	4,128
Tax credit carry forwards	896	5,786
Unearned purchase discounts	2,617	3,489
Other	701	815

Long-term net deferred tax assets	12,158	14,398
Less: Valuation allowance	(1,022)	(1,119)

Total long-term deferred tax assets	11,136	13,279

Carrying value of net deferred tax assets	$15,675	$18,146

The Company’s state net operating loss carryforwards expire in varying amounts beginning in 2007 through 2026. In addition, the Company has available Federal alternative minimum tax credit carryforwards of $0.5 million with no expiration date.

The Company establishes a valuation allowance to reduce the carrying amount of deferred tax assets when it is more likely than not that it will not realize some portion or all of the tax benefit of its deferred tax assets. The Company evaluates whether its deferred tax assets are probable of realization on a quarterly basis. In performing this analysis, the Company considers all available evidence, both positive and negative, including historical operating results, the estimated timing of future reversals of existing taxable temporary differences and estimated future taxable income exclusive of reversing temporary differences and carryforwards. As of December 31, 2006, the Company has a valuation allowance of $1,022 against net deferred tax assets due primarily to state net operating loss carryforwards where realization of the related deferred tax asset amounts was not more likely than not. The estimation of future taxable income for federal and state purposes and the Company’s resulting ability to realize deferred tax assets pertaining to state net operating loss carryforwards and tax credit carryforwards can significantly change based on future events and operating results. Thus, recorded valuation allowances may be subject to future changes that could be material.

CARROLS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2006, 2005 and 2004

(in thousands of dollars, except share and per share amounts)

A reconciliation of the statutory federal income tax provision (benefit) to the effective tax provision for the years ended December 31, 2006, 2005 and 2004 is as follows:

	2006	2005	2004
Statutory federal income tax provision	$6,994	$(538)	$(5,036)
State income taxes, net of federal benefit	172	(500)	(1,366)
Stock based compensation expense	9	3,302	—
Change in valuation allowance	(97)	1,119	—
Non-deductible expenses	56	56	5
Foreign taxes	305	295	306
Employment tax credits	(423)	(552)	(287)
Foreign tax credits	(305)	(295)	(306)
Miscellaneous	(150)	(127)	(36)

	$6,561	$2,760	$(6,720)

On May 18, 2006, the state of Texas enacted House Bill 3, which replaces the state’s current franchise tax with a “margin tax.” This legislation significantly affects the tax system for most corporate taxpayers. The margin tax, which is based on revenues less certain allowed deductions, will be accounted for as an income tax, following the provisions of SFAS No. 109, “Accounting for Income Taxes”. The Company has reviewed the provisions of this legislation and has concluded that the impact on its deferred taxes is immaterial.

On June 30, 2005, tax legislation in the state of Ohio was enacted that significantly restructured the state’s tax system for most corporate taxpayers. Included in the legislation is a multi-year phase-out of the state franchise tax and tangible personal property tax. These taxes have been replaced with a Commercial Activity Tax that will be phased-in over a five-year period. In 2005, the Company recorded a tax expense of $0.5 million related to the impact of this legislation due to the reduction of deferred tax assets associated with the future utilization of Ohio net operating loss carryforwards.

11. Dividend and Bonus Payments

On December 22, 2004, the Board of Directors of the Company approved the payment of a cash dividend of $116.8 million to Carrols Restaurant Group from the net proceeds of the December 2004 refinancing. The cash dividend was paid on December 28, 2004 and was concurrently distributed by Carrols Restaurant Group in a dividend to the stockholders of Carrols Restaurant Group.

In conjunction with the December 2004 refinancing, the Company also approved a compensatory bonus payment of approximately $20.3 million to a number of employees (including management) and a director who owned stock options based on a pro rata basis in proportion to the number of shares of Carrols Restaurant Group common stock issuable upon exercise of the options owned by such persons. The bonus payment was made in January 2005, and including applicable payroll taxes of $0.6 million, totaled $20.9 million.

12. Stockholder’s Deficit

The Company. The Company which is 100% owned by Carrols Restaurant Group, has 1,000 shares of common stock authorized of which 10 shares are issued and outstanding. Dividends on the Company’s common stock are restricted to amounts permitted by the senior secured credit facility and indenture governing the 9% senior subordinated notes.

CARROLS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2006, 2005 and 2004

(in thousands of dollars, except share and per share amounts)

Stock Split. On November 21, 2006, Carrols Restaurant Group authorized an 11.288-for-one stock split of its common stock. The stock split became effective on December 8, 2006 upon the filing by the Carrols Restaurant Group of its Restated Certificate of Incorporation with the Secretary of State of Delaware. All 2005 and 2004 share information related to the stock awards discussed below have been adjusted to retroactively reflect the stock split.

Initial Public Offering. (“IPO”) In December 2006, the Company’s parent company, Carrols Restaurant Group and certain selling stockholders completed an IPO of 5,666,666 and 5,333,334 (including 1,000,000 shares sold upon the underwriters’ exercise of its over-allotment option) shares of Carrols Restaurant Group common stock, respectively, at $13.00 per share. Carrols Restaurant Group received net proceeds of approximately $65.4 million from the sale of shares of its common stock in the offering after deducting underwriting discounts and commissions and offering expenses. Carrols Restaurant Group contributed the net proceeds from the IPO to the Company, which used all of such funds to repay principal amounts of term loan borrowings under the Company’s senior credit facility.

Stock Awards. Effective May 3, 2005, Carrols Restaurant Group issued an aggregate of 2,941,521 shares of its common stock in exchange for the cancellation and termination of an identical number of outstanding options to purchase shares of its common stock. As a consequence of the exchange, all outstanding stock options were cancelled and terminated, and the option plans (described below) were subsequently terminated. In 2005, Carrols Restaurant Group issued an additional 61,406 shares of its common stock in separate awards.

All shares were issued pursuant to stock award agreements, which provide that such shares are fully vested and non-forfeitable upon issuance, but may not be sold or otherwise disposed of for a period of two years from the date of issuance. The fair market value of a share of the Carrols Restaurant Group’s common stock on the date of these awards was estimated to be $5.45. The Company recorded a pre-tax compensation charge of $16.4 million in 2005 relative to these stock awards.

In 2006, Carrols Restaurant Group also granted stock awards of 1,120 shares to certain of its employees.

Prior to October 27, 2004, Carrols Restaurant Group’s authorized common stock consisted of three series comprised of 33,864,000 shares of Carrols Stock, par value $0.01 per share, 2,000,000 shares of Pollo Tropical Stock, par value $0.01 per share, and 2,000,000 shares of Taco Cabana Stock, par value $0.01 per share. The Pollo Tropical and Taco Cabana classes of the Company’s stock were considered tracking stocks, a class of stock which tracked the separate performance of Pollo Tropical and Taco Cabana, respectively. On October 27, 2004, Carrols Restaurant Group eliminated this tracking stock by combining all of its authorized series of common stock into one series of common stock. Carrols Restaurant Group’s Pollo Tropical class of common stock and Taco Cabana class of common stock were each converted into the series of common stock known as Carrols Stock, which at the time of the combination, was renamed and is now referred to as common stock.

Prior to October 27, 2004, no shares of Carrols Restaurant Group’s Pollo Tropical or Taco Cabana classes of common stock were outstanding. However, as a result of the combination, each outstanding option to purchase a share of the Carrols Restaurant Group’s Pollo Tropical class of common stock pursuant to the 1998 Pollo Tropical Long-Term Incentive Plan was converted on October 27, 2004 into an option to purchase 0.4144 shares (pre-stock split) of common stock. Similarly, each outstanding option to purchase a share of Carrols Restaurant Group’s Taco Cabana class of common stock pursuant to the 2001 Taco Cabana Long-Term Incentive Plan was converted on October 27, 2004 into an option to purchase 0.0522 shares (pre-stock split) of common stock.

CARROLS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2006, 2005 and 2004

(in thousands of dollars, except share and per share amounts)

Stock Options. In 1996, Carrols Restaurant Group adopted a stock option plan entitled the 1996 Long-Term Incentive Plan (“1996 Plan”) and reserved and authorized a total of 1,199,350 shares of common stock for grant thereunder. The number of shares reserved and authorized under this plan was increased to 1,255,790 in 2001 and to 2,137,100 in 2002. Options under this plan generally vested over a four-year period. In 1998, Carrols Restaurant Group adopted the 1998 Directors’ Stock Option Plan (“1998 Directors’ Plan”) authorizing the grant of up to 112,880 options to non-employee directors. Options under this plan were exercisable over four years. Also, options for 366,036 shares of common stock not covered under any plan (“Non Plan Options”) were granted in 1997 at a price of $9.01 with vesting over a five-year period. On February 26, 2002, the Compensation Committee of Carrols Restaurant Group extended the expiration date for the Non Plan Options and the 1996 Plan options granted prior to March 1, 2002 to February 29, 2012 for all executive officers and certain other officers of Carrols Restaurant Group. All outstanding options related to these plans were cancelled in 2005.

Carrols Restaurant Group also adopted the 1998 Pollo Tropical Long-Term Incentive Plan (“1998 Pollo Plan”) authorizing the grant of options to purchase up to 41,440 shares of Carrols Restaurant Group’s common stock (100,000 shares of the Carrols Restaurant Group’s Pollo Tropical class of common stock prior to the conversion). Carrols Restaurant Group also adopted the 2001 Taco Cabana Long-Term Incentive Plan (the “2001 Taco Plan”) authorizing the grant of options to purchase up to 26,100 shares of Carrols Restaurant Group’s common stock (500,000 shares of Carrols Restaurant Group’s Taco Cabana class of common stock prior to the conversion). Options under both of these plans generally vested over a five-year period. All outstanding options related to these plans were cancelled in 2005.

2006 Stock Incentive Plan. In 2006, Carrols Restaurant Group adopted a stock plan entitled the 2006 Stock Incentive Plan (the “2006 Plan”) and reserved and authorized a total of 3,300,000 shares of common stock for grant thereunder. Prior to and in connection with its IPO, Carrols Restaurant Group granted options to purchase 1,241,750 shares of its common stock, consisting of 395,000 shares of non-qualified stock options and 846,750 shares of incentive stock options (“ISO”), and issued 75,800 shares of restricted stock, 55,700 to certain of its employees and 20,100 to outside directors. As of December 31, 2006, 1,982,450 shares are available for future issuance.

The non-qualified stock options and ISO’s granted under the 2006 Plan are exercisable for up to one-fifth of the total number of option shares on or after the first anniversary of the grant date and as of the first day of each month that commences subsequent to the first anniversary of the grant date, the option is exercisable for up to an additional one-sixtieth of the total number of option shares until fully exercisable. The options expire seven years from the date of the grant and 50% were issued with an exercise price equal to the fair market value of Carrols Restaurant Group’s stock price, or $13.00 per share of common stock on the date of grant and the remaining 50% were issued with an exercise price equal to 120% of the fair market value of Carrols Restaurant Group’s stock price, or $15.60 per share of common stock, on the date of grant. The restricted stock awards issued to certain employees vest one-third on the first anniversary of the award date, an additional one-third on the second anniversary of the award date and the remaining one-third on the third anniversary of the award date. The restricted stock awards issued to outside directors vest one-fifth on the first anniversary of the award date and an additional one-fifth on each subsequent anniversary of the award date, provided that, the participant has continuously remained a director of Carrols Restaurant Group. Forfeiture rates are based on a stratification of employees by expected exercise behavior and range from 0 to 15%.

Stock based compensation expense for 2006 totaled $0.1 million. A portion of Carrols Restaurant Group’s granted options qualify as ISO’s for income tax purposes. As such, a tax benefit is not recorded at the time the compensation cost related to the options is recorded for financial reporting purposes because an ISO does not ordinarily result in a tax benefit unless there is a disqualifying disposition. Stock option grants of non-qualified options result in the creation of a deferred tax asset, until the time that the option is exercised.

CARROLS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2006, 2005 and 2004

(in thousands of dollars, except share and per share amounts)

The total non-vested stock-based compensation expense relating to the options and restricted shares is approximately $5.4 million and approximately $1.5 million will be recorded as compensation expense in 2007. The remaining weighted average vesting period for such options and restricted shares is 4.38 years at December 31, 2006.

A summary of all option activity under Carrols Restaurant Group’s 2006 Plan was as follows:

	2006 Plan
	Number of Options	Weighted Average Exercise Price	Average Remaining Contractual Life	Aggregate Intrinsic Value (in thousands)(1)
Options outstanding at January 1, 2006	—	$—	—	$—
Granted	1,241,750	$14.30	7.0	$733

Options outstanding at December 31, 2006	1,241,750	$14.30	7.0	$733

Expected to vest at December 31, 2006	1,224,886	$14.30	7.0	$723

Options exercisable at December 31, 2006	—	—	—	—

(1)	The aggregate intrinsic value was calculated using the difference between the market price of Carrols Restaurant Group’s stock at December 31 and the grant price for only those awards that have a grant price that is less than the market price of Carrols Restaurant Group’s stock at December 31.

The restricted stock activity related to Carrols Restaurant Group’s 2006 plan is as follows:

	Shares	Weighted Average Fair Value
Nonvested at January 1, 2006	—	$—
Shares granted	75,800	$13.00

Nonvested at December 31, 2006	75,800	$13.00

CARROLS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2006, 2005 and 2004

(in thousands of dollars, except share and per share amounts)

A summary of all option activity under Carrols Restaurant Group’s prior stock option plans for the years ended December 31, 2005 and 2004 is as follows:

	NonPlan Options	1996 Plan	Directors Plan	Pollo Plan	Taco Plan
Outstanding at January 1, 2004	366,036	2,073,019	39,508	90,775	339,000
Granted	—	34,993	5,644	8,725	85,500
Canceled	—	(7,326)	—	(750)	(15,724)
Redeemed	—	(5,667)	—	(22,470)	—
Merger of tracking stock to common stock	—	—	—	(56,777)	(387,967)
Adjust tracking stock for common stock split	—	—	—	200,647	214,083

Outstanding at December 31, 2004	366,036	2,095,019	45,152	220,150	234,892
Canceled	(366,036)	(2,095,019)	(45,152)	(220,150)	(234,892)

Outstanding at December 31, 2005	—	—	—	—	—

Grant Prices (in whole dollars) in 2004	$—	$11.25	$11.25	$183.00	$14.50
Weighted Average Option Price (in whole dollars) at December 31, 2004	$9.01	$9.76	$10.49	$13.59	$13.86
Options Exercisable at December 31, 2004	366,036	2,022,640	36,686	151,620	124,495

13. Business Segment Information

The Company is engaged in the quick-service and quick-casual restaurant industry, with three restaurant concepts: Burger King operating as a franchisee, Pollo Tropical and Taco Cabana, both Company owned concepts. The Company’s Burger King restaurants are all located in the United States, primarily in the Northeast, Southeast and Midwest. Pollo Tropical is a quick-casual restaurant chain featuring grilled marinated chicken and authentic “made from scratch” side dishes. Pollo Tropical’s core markets are located in south and central Florida. Taco Cabana is a quick-casual restaurant chain featuring Mexican style food, including, flame-grilled beef and chicken fajitas, quesadillas and other Tex-Mex dishes. Taco Cabana’s core markets are primarily located in Texas.

The accounting policies of each segment are the same as those described in the summary of significant accounting policies. The following table includes Segment EBITDA which is the measure of segment profit or loss reported to the chief operating decision maker for purposes of allocating resources to the segments and assessing their performance. Segment EBITDA is defined as earnings before interest, income taxes, depreciation and amortization, impairment losses, stock-based compensation expense, bonus to employees and a director in connection with the Company’s December 2004 refinancing, other expense (income) and loss on extinguishment of debt.

CARROLS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2006, 2005 and 2004

(in thousands of dollars, except share and per share amounts)

The “Other” column includes corporate related items not allocated to reportable segments, including stock-based compensation expense. Other identifiable assets consist primarily of cash, certain other assets, corporate property and equipment, goodwill and deferred income taxes.

	Pollo Tropical	Taco Cabana	Burger King	Other	Consolidated
Year ended December 31, 2006
Revenues	$154,207	$228,304	$368,915	$—	$751,426
Cost of sales	49,430	66,061	95,745	—	211,236
Restaurant wages and related expenses	38,625	64,976	115,190	6	218,797
General and administrative expense (1)	8,945	11,649	29,082	74	49,750
Depreciation and amortization	5,050	8,742	18,028	1,714	33,534
Segment EBITDA	28,428	33,494	34,177
Identifiable assets	46,617	71,601	155,272	179,369	452,859
Capital expenditures, including acquisitions	18,175	17,051	8,327	1,586	45,139

Year ended December 31, 2005
Revenues	$136,983	$209,831	$360,096	$—	$706,910
Cost of sales	45,185	60,368	99,067	—	204,620
Restaurant wages and related expenses	31,956	58,932	113,404	—	204,292
General and administrative expense (1)	7,495	10,154	24,852	16,432	58,933
Depreciation and amortization	4,881	7,951	18,988	1,276	33,096
Segment EBITDA	28,691	31,927	31,767
Identifiable assets	59,761	70,883	182,902	183,399	496,945
Capital expenditures, including acquisitions	14,124	16,792	6,614	1,319	38,849

Year ended December 31, 2004
Revenues	$125,101	$202,941	$369,837	$—	$697,879
Cost of sales	38,986	60,435	103,203	—	202,624
Restaurant wages and related expenses	31,380	57,702	117,650	—	206,732
General and administrative expense (1)	7,307	11,061	23,392	1,818	43,578
Depreciation and amortization	4,460	9,884	22,078	2,099	38,521
Segment EBITDA	27,891	30,082	36,582
Identifiable assets	50,177	63,655	198,015	204,399	516,246
Capital expenditures, including acquisitions	6,636	6,555	4,811	1,071	19,073

(1)	For the Pollo Tropical and Taco Cabana segments, such amounts include general and administrative expenses related directly to each segment. For the Burger King segment such amounts include general and administrative expenses related directly to the Burger King segment as well as expenses associated with administrative support to all three of the Company’s segments including executive management, information systems and certain accounting, legal and other administrative functions.

CARROLS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2006, 2005 and 2004

(in thousands of dollars, except share and per share amounts)

A reconciliation of segment EBITDA to consolidated net income (loss) is as follows:

	Year ended December 31,
	2006	2005	2004
Segment EBITDA:
Pollo Tropical	$28,428	$28,691	$27,891
Taco Cabana	33,494	31,927	30,082
Burger King	34,177	31,767	36,582

Subtotal	96,099	92,385	94,555
Less:
Depreciation and amortization	33,534	33,096	38,521
Impairment losses	1,019	1,468	1,544
Interest expense	44,262	42,972	35,383
Provision (benefit) for income taxes	6,561	2,760	(6,720)
Bonus to employees and a director	—	—	20,860
Stock-based compensation expense	80	16,432	1,818
Loss on extinguishment of debt	—	—	8,913
Other expense (income)	(2,787)	—	2,320

Net income (loss)	$13,430	$(4,343)	$(8,084)

14. Commitments and Contingencies

On November 16, 1998, the Equal Employment Opportunity Commission (“EEOC”) filed suit in the United States District Court for the Northern District of New York (the “Court”), under Title VII of the Civil Rights Act of 1964, as amended, against the Company. The complaint alleged that the Company engaged in a pattern and practice of unlawful discrimination, harassment and retaliation against former and current female employees. The EEOC identified approximately 450 individuals (which was subsequently increased to 511 individuals) that it believed represented the class of claimants and was seeking monetary and injunctive relief from the Company.

On April 20, 2005, the Court issued a decision and order granting Carrols’ Motion for Summary Judgment that the Company filed in January 2004. Subject to possible appeal by the EEOC, the case is dismissed, however the Court noted that it was not ruling on the claims, if any, that individual employees might have against the Company. The Company does not believe that any individual claim, if any, would have a material adverse impact on its consolidated financial statements.

On February 27, 2006, the Company filed a motion for summary judgment to dismiss all but between four and 17 of the individual claims. On July 10, 2006, in its response to that motion, the EEOC has asserted that, notwithstanding the Court’s dismissal of the case as a class action, the EEOC may still maintain some kind of collective action on behalf of these claimants. Oral argument before the Court was held on October 4, 2006 and the Company is awaiting the Court’s decision on the Company’s summary judgment motion. Although the Company believes that the EEOC’s continued class litigation argument is without merit, it is not possible to predict the outcome of the pending motion.

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

CARROLS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2006, 2005 and 2004

(in thousands of dollars, except share and per share amounts)

They also seek to notify, and eventually certify, a class consisting of current and former employees who, since 1998, have worked, or are working, for the Company. As a result of the July 21, 2005 Status Conference, the parties agreed to withdraw Plaintiff’s Motions to Certify and for National Discovery, and Defendant’s Motion to Disqualify Counsel and related motions, to allow both sides limited additional discovery. The Company has since filed a Motion for Summary Judgment as to the existing plaintiffs that the Court has under consideration. On January 19, 2007, plaintiffs re-filed the Motion to certify and for National Discovery and the Company intends to oppose such Motion. It is too early to evaluate the likelihood of an unfavorable outcome or estimate the amount or range of potential loss. Consequently, it is not possible to predict what adverse impact, if any, this case could have on the Company’s consolidated financial statements. The Company intends to continue to contest this case vigorously.

The Company is a party to various other litigation matters incidental to the conduct of business. The Company does not believe that the outcome of any of these other matters will have a material adverse effect on its consolidated financial statements.

15. Retirement Plans

The Company offers its salaried employees the option to participate in the Carrols Corporation Retirement Savings Plan (the “Retirement Plan”). The Retirement Plan includes a savings option pursuant to section 401(k) of the Internal Revenue Code in addition to a post tax savings option. The Company may elect to contribute to the Retirement Plan on an annual basis. The Company’s contributions are equal to 50% of the employee’s contribution to a maximum Company contribution of $520 annually for any plan year that the Company participates in an employee match. Under the Retirement Plan, the Company’s contributions begin to vest after one year and fully vest after five years of service. A year of service is defined as a plan year during which an employee completes at least 1,000 hours of service. Participating employees may contribute up to 18% of their salary annually to either of the savings options, subject to other limitations. The employees have various investment options available under a trust established by the Retirement Plan. Contributions to the Retirement Plan were $404 and $403 for the years ended December 31, 2006 and 2005, respectively. For the 2004 plan year, the Company did not make any matching contributions.

The Company also has a Deferred Compensation Plan which permits employees not eligible to participate in the Retirement Plan because they have been excluded as “highly compensated” employees (as so defined in the Retirement Plan), to voluntarily defer portions of their base salary and annual bonus. All amounts deferred by the participants earn interest at 8% per annum. There is no Company matching on any portion of the funds. At December 31, 2006 and 2005, a total of $2,034 and $870, respectively, was deferred under this plan, including accrued interest. Liabilities related to the Deferred Compensation Plan are included in other long-term liabilities in the consolidated balance sheet.

CARROLS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2006, 2005 and 2004

(in thousands of dollars, except share and per share amounts)

16. Postretirement Benefits

The Company provides postretirement medical and life insurance benefits covering substantially all Burger King administrative and restaurant management salaried employees. A December 31 measurement date is used for the postretirement benefits. The following is the plan status and accumulated postretirement benefit obligation (APBO) at December 31, 2006 and 2005:

	2006	2005
Change in benefit obligation:
Benefit obligation at beginning of year	$6,075	$4,943
Service cost	485	395
Interest cost	335	280
Plan participants’ contributions	9	8
Actuarial loss	(288)	598
Benefits paid	(246)	(149)

Benefit obligation at end of year	$6,370	$6,075

Change in plan assets:
Fair value of plan assets at beginning of year	—	—
Employer contributions	237	141
Plan participants’ contributions	9	8
Benefits paid	(246)	(149)

Fair value of plan assets at end of year	—	—

Funded status	6,370	6,075
Unrecognized prior service credit	—	73
Unrecognized net actuarial net loss	—	(2,080)

Funded status at end of year	$6,370	$4,068

Weighted average assumptions:
Discount rate used to determine benefit obligations	5.90%	5.55%

Discount rate used to determine net periodic benefit cost	5.55%	6.15%

The incremental effect of applying SFAS No. 158 on the individual line items in the consolidated balance sheet is as follows at December 31, 2006:

	Before SFAS No. 158	Adjustments	After SFAS No. 158
Postretirement benefit obligation	$4,715	$1,655	$6,370
Deferred income taxes	16,329	(654)	15,675
Total liabilities	477,593	1,001	478,594
Accumulated other comprehensive loss	—	(1,001)	(1,001)
Total stockholders’ deficit	(24,734)	(1,001)	(25,735)

CARROLS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2006, 2005 and 2004

(in thousands of dollars, except share and per share amounts)

The amounts recognized on the consolidated balance sheet of $6,370 and $4,068 at December 31, 2006 and 2005, respectively, are included as a non-current liability. Amounts recognized in accumulated other comprehensive loss, consist of:

2006
Prior service cost	$(44)
Net gain	1,699
Income tax benefit	(654)

Accumulated other comprehensive loss	$1,001

The discount rate is determined based on high-quality fixed income investments that match the duration of expected retiree medical and life insurance benefits. The Company has typically used the corporate AA/Aa bond rate for this assumption.

Assumed health care cost trend rates at December 31:

	2006	2005	2004
Medical benefits cost trend rate assumed for the following year	8.00%	8.00%	8.25%
Prescription drug benefit cost trend rate assumed for the following year	10.00%	11.00%	12.00%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	5.00%	5.00%	5.00%
Year that the rate reaches the ultimate trend rate	2012	2012	2012

During 2007, the Company expects to contribute approximately $132 to its postretirement benefit plan. The benefits expected to be paid in each year from 2007 through 2011 are $118, $116, $135, $158 and $193, respectively, and for the years 2012-2016 the aggregate amount of $1,434. Components of net period postretirement benefit cost are:

	Year ended December 31,
	2006	2005	2004
Net periodic postretirement benefit cost
Service cost	$485	$395	$381
Interest cost	335	280	251
Amortization of net gains and losses	92	61	46
Amortization of prior service credit	(29)	(30)	(30)

Net periodic postretirement benefit cost	$883	$706	$648

The estimated net gain and prior service cost for the postretirement benefit plan that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year are $68 and ($30), respectively.

CARROLS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2006, 2005 and 2004

(in thousands of dollars, except share and per share amounts)

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in the health care cost trend rates would have the following effects:

	1% Increase	1% Decrease
Effect on total of service and interest cost components	$180	$(146)
Effect on postretirement benefit obligation	1,248	(1,021)

17. Guarantor Financial Statements

The Company’s obligation under the $180.0 million 9% senior subordinated notes are, and the $170.0 million 9  1/2% senior subordinated notes of the Company were, jointly and severally guaranteed in full on an unsecured senior subordinated basis by certain of the Company’s subsidiaries (“Guarantor Subsidiaries”), all of which are directly of indirectly wholly-owned by the Company. These subsidiaries are:

Cabana Beverages, Inc.

Cabana Bevco LLC

Carrols Realty Holdings

Carrols Realty I Corp.

Carrols Realty II Corp.

Carrols J.G. Corp.

Quanta Advertising Corp.

Pollo Franchise, Inc.

Pollo Operations, Inc.

Taco Cabana, Inc.

TP Acquisition Corp.

TC Bevco LLC

T.C. Management, Inc.

TC Lease Holdings III, V and VI, Inc.

Get Real, Inc.

Texas Taco Cabana, L.P.

TPAQ Holding Corporation

The following supplemental financial information sets forth on a condensed consolidating basis, consolidating balance sheets, statements of operations and statements of cash flows for the Parent Company only, Guarantor Subsidiaries and for the Company as of December 31, 2006 and 2005 and for the years ended December 31, 2006, 2005 and 2004.

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

CARROLS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2006, 2005 and 2004

(in thousands of dollars, except share and per share amounts)

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

CARROLS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONSOLIDATING BALANCE SHEET

December 31, 2006

(in thousands of dollars)

	Parent Company Only	Guarantor Subsidiaries	Eliminations	Consolidated Total
ASSETS
Current assets:
Cash and cash equivalents	$1,182	$2,757	$—	$3,939
Trade and other receivables, net	783	4,581	—	5,364
Inventories	2,997	1,680	—	4,677
Prepaid rent	2,203	1,927	—	4,130
Prepaid expenses and other current assets	1,920	3,447	—	5,367
Refundable income taxes	2,806	—	—	2,806
Deferred income taxes	2,653	1,886	—	4,539

Total current assets	14,544	16,278	—	30,822
Property and equipment, net	62,978	171,369	(51,605)	182,742
Franchise rights, net	83,268	—	—	83,268
Goodwill	1,450	123,484	—	124,934
Intangible assets, net	—	1,175	—	1,175
Franchise agreements, net	5,793	—	—	5,793
Intercompany receivable (payable)	151,907	(152,204)	297	—
Investment in subsidiaries	35,396	—	(35,396)	—
Deferred income taxes	5,215	6,619	(698)	11,136
Other assets	8,703	6,008	(1,722)	12,989

Total assets	$369,254	$172,729	$(89,124)	$452,859

LIABILITIES AND STOCKHOLDER’S EQUITY (DEFICIT)
Current liabilities:
Current portion of long-term debt	$2,295	$182	$—	$2,477
Accounts payable	7,783	10,077	—	17,860
Accrued interest	7,861	—	—	7,861
Accrued payroll, related taxes and benefits	11,034	7,411	—	18,445
Accrued real estate taxes	1,754	2,348	—	4,102
Other liabilities	7,123	3,500	—	10,623

Total current liabilities	37,850	23,518	—	61,368
Long-term debt, net of current portion	296,397	1,035		297,432
Lease financing obligations	19,419	103,060	(63,908)	58,571
Deferred income—sale-leaseback of real estate	18,548	4,812	8,031	31,391
Accrued postretirement benefits	6,370	—	—	6,370
Other liabilities	16,405	6,799	258	23,462

Total liabilities	394,989	139,224	(55,619)	478,594
Commitments and contingencies	—	—	—	—
Stockholder’s equity (deficit)	(25,735)	33,505	(33,505)	(25,735)

Total liabilities and stockholder’s equity (deficit)	$369,254	$172,729	$(89,124)	$452,859

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

CARROLS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONSOLIDATED STATEMENT OF OPERATIONS

FOR THE YEAR ENDED DECEMBER 31, 2006

(in thousands of dollars)

	Parent Company Only	Guarantor Subsidiaries	Eliminations	Consolidated Total
Revenues:
Restaurant sales	$368,915	$381,154	$—	$750,069
Franchise royalty revenues and fees	—	1,357	—	1,357

Total revenues	368,915	382,511	—	751,426

Costs and expenses:
Cost of sales	95,745	115,491	—	211,236
Restaurant wages and related expenses	115,196	103,601	—	218,797
Restaurant rent expense	22,150	11,791	3,827	37,768
Other restaurant operating expenses	56,732	53,432	—	110,164
Advertising expense	15,839	11,853	—	27,692
General and administrative (including stock-based compensation expense of $74)	25,835	23,915	—	49,750
Depreciation and amortization	18,677	15,746	(889)	33,534
Impairment losses	276	743	—	1,019
Other income	—	(2,787)	—	(2,787)

Total operating expenses	350,450	333,785	2,938	687,173

Income from operations	18,465	48,726	(2,938)	64,253
Interest expense	37,909	10,509	(4,156)	44,262
Intercompany interest allocations	(18,226)	18,226	—	—

Income (loss) before income taxes	(1,218)	19,991	1,218	19,991
Provision (benefit) for income taxes	(730)	6,584	707	6,561
Equity income from subsidiaries	13,918	—	(13,918)	—

Net income	$13,430	$13,407	$(13,407)	$13,430

CARROLS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONSOLIDATED STATEMENT OF OPERATIONS

FOR THE YEAR ENDED DECEMBER 31, 2005

(in thousands of dollars)

	Parent Company Only	Guarantor Subsidiaries	Eliminations	Consolidated Total
Revenues:
Restaurant sales	$360,096	$345,326	$—	$705,422
Franchise royalty revenues and fees	—	1,488	—	1,488

Total revenues	360,096	346,814	—	706,910

Costs and expenses:
Cost of sales	99,067	105,553	—	204,620
Restaurant wages and related expenses	113,404	90,888	—	204,292
Restaurant rent expense	21,200	11,126	2,342	34,668
Other restaurant operating expenses	55,599	47,322	—	102,921
Advertising expense	14,206	11,317	—	25,523
General and administrative (including stock-based compensation expense of $16,432)	33,184	25,749	—	58,933
Depreciation and amortization	19,649	13,926	(479)	33,096
Impairment losses	1,373	95	—	1,468

Total operating expenses	357,682	305,976	1,863	665,521

Income from operations	2,414	40,838	(1,863)	41,389
Interest expense	36,220	9,346	(2,594)	42,972
Intercompany interest allocations	(18,225)	18,225	—	—

Income (loss) before income taxes	(15,581)	13,267	731	(1,583)
Provision (benefit) for income taxes	(3,860)	6,361	259	2,760
Equity income from subsidiaries	7,378	—	(7,378)	—

Net income (loss)	$(4,343)	$6,906	$(6,906)	$(4,343)

CARROLS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONSOLIDATED STATEMENT OF OPERATIONS

FOR THE YEAR ENDED DECEMBER 31, 2004

(in thousands of dollars)

	Parent Company Only	Guarantor Subsidiaries	Eliminations	Consolidated Total
Revenues:
Restaurant sales	$369,837	$326,506	$—	$696,343
Franchise royalty revenues and fees	—	1,536	—	1,536

Total revenues	369,837	328,042	—	697,879

Costs and expenses:
Cost of sales	103,203	99,421	—	202,624
Restaurant wages and related expenses	117,650	89,082	—	206,732
Restaurant rent expense	21,809	10,455	2,342	34,606
Other restaurant operating expenses	52,712	40,179	—	92,891
Advertising expense	14,489	10,222	—	24,711
General and administrative (including stock-based compensation expense of $1,818)	21,033	22,545	—	43,578
Depreciation and amortization	23,186	15,810	(475)	38,521
Impairment losses	1,544	—	—	1,544
Bonus to employees and director	14,817	6,043	—	20,860
Other expense	2,320	—	—	2,320

Total operating expenses	372,763	293,757	1,867	668,387

Income from operations	(2,926)	34,285	(1,867)	29,492
Interest expense	28,615	9,370	(2,602)	35,383
Loss on extinguishment of debt	8,913	—	—	8,913
Intercompany interest allocations	(18,225)	18,225	—	—

Income (loss) before income taxes	(22,229)	6,690	735	(14,804)
Provision (benefit) for income taxes	(8,857)	2,253	(116)	(6,720)
Equity income from subsidiaries	5,288	—	(5,288)	—

Net income (loss)	$(8,084)	$4,437	$(4,437)	$(8,084)

CARROLS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONSOLIDATING STATEMENT OF CASH FLOWS

Year Ended December 31, 2006

(in thousands of dollars)

	Parent Company Only	Guarantor Subsidiaries	Eliminations	Consolidated Total
Net income (loss)	$13,430	$13,407	$(13,407)	$13,430
Adjustments to reconcile net income (loss) to net cash provided from operating activities:
Gain on disposal of property and equipment	—	(1,398)	—	(1,398)
Stock-based compensation	69	—	—	69
Depreciation and amortization	18,677	15,746	(889)	33,534
Amortization of deferred financing costs	1,362	276	(189)	1,449
Amortization of unearned purchase discounts	(2,155)	—	—	(2,155)
Amortization of deferred gains from sale-leaseback transactions	(746)	(183)	(374)	(1,303)
Accretion of interest on lease financing obligations	(35)	477	(30)	412
Impairment losses	276	743	—	1,019
Gain on settlement of lease financing obligations, net	(309)	—	189	(120)
Deferred income taxes	1,476	1,217	430	3,123
Changes in other operating assets and liabilities	(580)	(12,995)	14,270	695

Net cash provided from operating activities	31,465	17,290	—	48,755

Cash flows provided from (used for) investing activities:
Capital expenditures:
New restaurant development	(324)	(27,808)	—	(28,132)
Restaurant remodeling	(4,557)	(1,815)	—	(6,372)
Other restaurant capital expenditures	(3,446)	(5,603)	—	(9,049)
Corporate and restaurant information systems	(1,149)	(437)	—	(1,586)

Total capital expenditures	(9,476)	(35,663)	—	(45,139)
Properties purchased for sale-leaseback	(1,008)	(2,405)	—	(3,413)
Proceeds from sale-leaseback transactions	9,614	16,155	10,544	36,313
Proceeds from sales of other properties	—	1,800	—	1,800

Net cash provided from (used for) investing activities	(870)	(20,113)	10,544	(10,439)

Cash flows provided from (used for) financing activities:
Scheduled principal payments on term loans	(2,200)	—	—	(2,200)
Principal pre-payments on term loans	(91,200)	—	—	(91,200)
Proceeds from initial public offering, net of expenses	65,419	—	—	65,419
Dividend paid to parent	(141)	—	—	(141)
Financing costs associated with issuance of debt and lease financing obligations	—	(586)	586	—
Settlement of lease financing obligations	(8,644)	(6,555)	—	(15,199)
Proceeds from lease financing obligations	—	11,130	(11,130)	—
Principal payments on capital leases	(140)	(247)	—	(387)

Net cash provided from (used for) financing activities	(36,906)	3,742	(10,544)	(43,708)

Decrease in cash and cash equivalents	(6,311)	919	—	(5,392)
Cash and cash equivalents, beginning of period	7,493	1,838	—	9,331

Cash and cash equivalents, end of period	$1,182	$2,757	$—	$3,939

CARROLS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONSOLIDATING STATEMENT OF CASH FLOWS

Year Ended December 31, 2005

(in thousands of dollars)

	Parent Company Only	Guarantor Subsidiaries	Eliminations	Consolidated Total
Cash flows provided from (used for) operating activities:
Net income (loss)	$(4,343)	$6,906	$(6,906)	$(4,343)
Adjustments to reconcile net income (loss) to net cash provided from (used for) operating activities:
Gain on sales of properties	(35)	(585)	—	(620)
Stock based compensation	10,883	5,427	—	16,310
Depreciation and amortization	19,649	13,926	(479)	33,096
Amortization of deferred financing costs	1,395	257	(123)	1,529
Amortization of unearned purchase discounts	(2,156)	—	—	(2,156)
Amortization of deferred gains from sale-leaseback transactions	(213)	(115)	(153)	(481)
Accretion of interest on lease financing obligations	(75)	461	(42)	344
Impairment losses	1,373	95	—	1,468
Deferred income taxes	(1,876)	2,660	252	1,036
Changes in payroll and related accounts	(27,996)	(2,050)	—	(30,046)
Changes in other operating assets and liabilities	(5,388)	3,808	7,451	5,871

Net cash provided from (used for) operating activities	(8,782)	30,790	—	22,008

Cash flows used for investing activities:
Capital expenditures:
New restaurant development	(1,234)	(19,379)	—	(20,613)
Restaurant remodeling	(2,634)	(1,384)	—	(4,018)
Other restaurant capital expenditures	(2,745)	(5,939)	—	(8,684)
Corporate and restaurant information systems	(791)	(528)	—	(1,319)
Acquisition of Taco Cabana restaurants	—	(4,215)	—	(4,215)

Total capital expenditures	(7,404)	(31,445)	—	(38,849)
Properties purchased for sale-leaseback	(275)	(816)	—	(1,091)
Proceed from sale-leaseback transactions	3,519	1,718	—	5,237
Proceeds from sales of other properties	126	669	—	795

Net cash used for investing activities	(4,034)	(29,874)	—	(33,908)

Cash flows used for financing activities:
Scheduled principal payments on term loans	(2,200)	—	—	(2,200)
Purchase of properties under lease financing obligations	—	(1,074)	—	(1,074)
Principal payments on capital leases	(144)	(275)	—	(419)
Principal pre-payments on term loans	(6,000)	—	—	(6,000)
Financing costs associated with issuance of debt	(542)	—	—	(542)

Net cash used for financing activities	(8,886)	(1,349)	—	(10,235)

Net decrease in cash and cash equivalents	(21,702)	(433)	—	(22,135)
Cash and cash equivalents, beginning of year	29,195	2,271	—	31,466

Cash and cash equivalents, end of year	$7,493	$1,838	$—	$9,331

CARROLS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONSOLIDATING STATEMENT OF CASH FLOWS

Year Ended December 31, 2004

(in thousands of dollars)

	Parent Company Only	Guarantor Subsidiaries	Eliminations	Consolidated Total
Cash flows provided from operating activities:
Net income (loss)	$(8,084)	$4,437	$(4,437)	$(8,084)
Adjustments to reconcile net income (loss) to net cash provided from (used for) operating activities:
(Gain)/loss on disposal of property and equipment	(288)	112	—	(176)
Stock-based compensation expense	35	1,783	—	1,818
Depreciation and amortization	23,186	15,810	(475)	38,521
Amortization of deferred financing costs	1,396	265	(134)	1,527
Amortization of unearned purchase discounts	(2,154)	—	—	(2,154)
Amortization of deferred gains from sale-leaseback transactions	(205)	(100)	(153)	(458)
Accretion of interest on lease financing obligations	(33)	478	(39)	406
Impairment losses	1,544	—	—	1,544
Loss on extinguishment of debt	8,913	—	—	8,913
Deferred income taxes	(7,898)	1,259	173	(6,466)
Changes in other operating assets and liabilities	36,954	(18,199)	5,065	23,820

Net cash provided from operating activities	53,366	5,845	—	59,211

Cash flows used for investing activities:
Capital expenditures:
New restaurant development	(1,053)	(8,601)	—	(9,654)
Restaurant remodeling	(845)	—	—	(845)
Other restaurant capital expenditures	(2,913)	(4,590)	—	(7,503)
Corporate and restaurant information systems	(734)	(337)	—	(1,071)

Total capital expenditures	(5,545)	(13,528)	—	(19,073)
Properties purchased for sale-leaseback transactions	(1,574)	—	—	(1,574)
Proceeds from sale-leaseback transactions	6,263	4,721	—	10,984
Proceeds from dispositions of property and equipment	488	686	—	1,174

Net cash used for investing activities	(368)	(8,121)	—	(8,489)

Cash flows provided from (used for) financing activities:
Payment on revolving credit facility, net	(600)	—	—	(600)
Scheduled principal payments on term loans	(10,125)	—	—	(10,125)
Proceeds from issuance of debt	400,000	—	—	400,000
Tender and redemption of 9 1/2% senior subordinated notes	(175,756)	—	—	(175,756)
Repayment of borrowings under previous credit facility	(113,375)	—	—	(113,375)
Financing costs associated with issuance of debt and lease financing obligations	(8,853)	(160)		(9,013)
Proceeds from lease financing obligations	1,250	3,250	—	4,500
Dividends paid	(116,794)	—	—	(116,794)
Payments on other notes payable	(117)	—	—	(117)
Principal payments on capital leases	(141)	(249)	—	(390)

Net cash provided from (used for) financing activities	(24,511)	2,841	—	(21,670)

Net increase in cash and cash equivalents	28,487	565	—	29,052
Cash and cash equivalents, beginning of year	708	1,706	—	2,414

Cash and cash equivalents, end of year	$29,195	$2,271	$—	$31,466

CARROLS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2006, 2005 and 2004

(in thousands of dollars, except share and per share amounts)

18. Selected Quarterly Financial Data (Unaudited)

	2006
	First Quarter	Second Quarter		Third Quarter		Fourth Quarter
Revenue	$182,543	$190,581		$189,597		$188,705
Gross profit (1)	26,514	29,773		29,127		28,535
Income from operations	13,673	17,589		17,924		15,061
Net income	1,527	3,090		5,130	(3)	3,683	(4)

	2005
	First Quarter	Second Quarter		Third Quarter		Fourth Quarter
Revenue	$169,516	$181,800		$181,286		$174,308
Gross profit (1)	22,930	27,280		28,716		24,140
Income from operations	11,576	(932)		18,016		12,722
Net income (loss)	873	(11,354	)(2)	5,262		876

(1)	Gross profit is defined as total revenues less cost of sales, restaurant wages and related expenses, restaurant rent expense, other restaurant operating expenses, advertising expense and depreciation expense allocated to the Company’s restaurants.
(2)	In the second quarter of 2005, the Company recorded stock-based compensation expense of $16.4 million in connection with stock awards issued in the second quarter of 2005 (See Note 12).
(3)	In the third quarter of 2006, the Company recorded $1.4 million of other income related to a reduction of exit cost reserves (See Note 5).
(4)	In the fourth quarter of 2006, the Company recorded $1.4 million of other income related to a lease termination gain (See Note 9).

CARROLS CORPORATION AND SUBSIDIARIES

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

Years Ended December 31, 2006, 2005 and 2004

(in thousands of dollars)

Column A	Column B	Col. C			Col. D		Col. E
Description	Balance at Beginning of Period	Charged to Costs and Expenses		Charged to other accounts	Deductions		Balance at End of Period
Year ended December 31, 2006:
Reserve for note receivable	$1,094	$—		$—	$(1,094	)(a)	$—
Deferred income tax valuation allowance	1,119	(97)		—	—		1,022
Year ended December 31, 2005:
Reserve for doubtful trade accounts receivable	$81	$—		$—	$(81	)(b)	$—
Reserve for note receivable	1,159	—		—	(65	)(a)	1,094
Deferred income tax valuation allowance	—	1,119	(c)	—	—		1,119
Year ended December 31, 2004:
Reserve for doubtful trade accounts receivable	$94	$—		$—	$(13	)(b)	$81
Reserve for note receivable	1,184	—		—	(25	)(a)	1,159

(a)	Represents payments received on this fully reserved note. (See Note 5 to the consolidated financial statements)
(b)	Represents write-offs of accounts.
(c)	Represents the establishment of a valuation allowance on certain deferred tax assets.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the 22nd day of March 2007.

CARROLS RESTAURANT GROUP, INC.

By:	/s/ ALAN VITULI
Alan Vituli, Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ ALAN VITULI Alan Vituli	Director, Chairman of the Board and Chief Executive Officer	March 22, 2007

/s/ DANIEL T. ACCORDINO Daniel T. Accordino	President, Chief Operating Officer and Director	March 22, 2007

/s/ PAUL R. FLANDERS Paul R. Flanders	Vice President—Chief Financial Officer and Treasurer	March 22, 2007

/s/ TIMOTHY J. LALONDE Timothy J. LaLonde	Vice President—Controller	March 22, 2007

/s/ JACK A. SMITH Jack A. Smith	Director	March 22, 2007

/s/ ROBIN P. SELATI Robin P. Selati	Director	March 22, 2007

/s/ CLAYTON E. WILHITE Clayton E. Wilhite	Director	March 22, 2007

/s/ JOEL M. HANDEL Joel M. Handel	Director	March 22, 2007

/s/ OLASENI ADEYEMI SONUGA Olaseni Adeyemi Sonuga	Director	March 22, 2007

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the 22nd day of March 2007.

CARROLS CORPORATION

By:	/s/ ALAN VITULI
Alan Vituli, Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ ALAN VITULI Alan Vituli	Director, Chairman of the Board and Chief Executive Officer	March 22, 2007

/s/ DANIEL T. ACCORDINO Daniel T. Accordino	President, Chief Operating Officer and Director	March 22, 2007

/s/ PAUL R. FLANDERS Paul R. Flanders	Vice President—Chief Financial Officer and Treasurer	March 22, 2007

/s/ TIMOTHY J. LALONDE Timothy J. LaLonde	Vice President—Controller	March 22, 2007

/s/ JACK A. SMITH Jack A. Smith	Director	March 22, 2007

/s/ ROBIN P. SELATI Robin P. Selati	Director	March 22, 2007

/s/ CLAYTON E. WILHITE Clayton E. Wilhite	Director	March 22, 2007

/s/ JOEL M. HANDEL Joel M. Handel	Director	March 22, 2007

/s/ OLASENI ADEYEMI SONUGA Olaseni Adeyemi Sonuga	Director	March 22, 2007