Form 10-Q
period 2008-03-30
CARROLS CORP; CARROLS RESTAURANT GROUP, INC.
filed 2008-05-07
CIK 17927, 809248

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 30, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 001-33174

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

Commission File Number: 001-06553

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

Carrols Corporation meets the conditions set forth in General Instruction H(1)(A) and (B) and is therefore filing this form with reduced disclosure format pursuant to General Instruction H(2).

Indicate by check mark whether either of the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days.

Yes  ☒    No  ☐

Indicate by check mark whether the registrants are large accelerated filers, accelerated filers, non-accelerated filers or smaller reporting companies. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act, (Check one):

Carrols Restaurant Group, Inc.
Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer (Do not check if a smaller reporting company) ☐	Smaller reporting company ☐

Carrols Corporation
Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer (Do not check if a smaller reporting company) ☒	Smaller reporting company ☐

Indicate by check mark whether either of the registrants are shell companies (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐    No  ☒

As of May 2, 2008, Carrols Restaurant Group, Inc. had 21,571,565 shares of its common stock, $.01 par value, outstanding. As of May 2, 2008, all outstanding equity securities of Carrols Corporation, which consisted of 10 shares of its common stock, were owned by Carrols Restaurant Group, Inc.

CARROLS RESTAURANT GROUP, INC.

FORM 10-Q

QUARTER ENDED MARCH 30, 2008

PART I—FINANCIAL INFORMATION

ITEM 1—INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

CARROLS RESTAURANT GROUP, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(In thousands of dollars, except share and per share amounts)

(Unaudited)

	March 31, 2008	December 31, 2007
ASSETS
Current assets:
Cash and cash equivalents	$4,062	$7,396
Trade and other receivables	5,167	4,734
Inventories	5,041	5,339
Prepaid rent	2,789	2,803
Prepaid expenses and other current assets	7,146	6,172
Deferred income taxes	4,784	4,802

Total current assets	28,989	31,246
Property and equipment, net	205,416	200,325
Franchise rights, net (Note 4)	79,268	80,052
Goodwill (Note 4)	124,934	124,934
Intangible assets, net	814	887
Franchise agreements, at cost less accumulated amortization of $5,681 and $5,646, respectively	5,596	5,548
Deferred income taxes	10,271	10,559
Other assets	11,833	12,007

Total assets	$467,121	$465,558

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Current portion of long-term debt (Note 5)	$4,610	$3,129
Accounts payable	19,311	20,054
Accrued interest	4,215	8,148
Accrued payroll, related taxes and benefits	14,741	18,669
Accrued income taxes	725	933
Accrued real estate taxes	1,946	3,312
Other liabilities	11,818	10,113

Total current liabilities	57,366	64,358
Long-term debt, net of current portion (Note 5)	305,448	298,154
Lease financing obligations (Note 9)	52,749	52,689
Deferred income—sale-leaseback of real estate	31,902	31,348
Accrued postretirement benefits (Note 8)	3,021	3,022
Other liabilities (Note 7)	21,542	22,822

Total liabilities	472,028	472,393
Commitments and contingencies (Note 12)
Stockholders’ deficit:
Preferred stock, par value $.01; authorized 20,000,000 shares, issued and outstanding—none	—	—
Voting common stock, par value $.01; authorized 100,000,000 shares, issued and outstanding— 21,571,565 shares at both dates	216	216
Additional paid-in capital	(1,117)	(1,591)
Accumulated deficit	(5,234)	(6,680)
Accumulated other comprehensive income	1,369	1,361
Treasury stock, at cost	(141)	(141)

Total stockholders’ deficit	(4,907)	(6,835)

Total liabilities and stockholders’ deficit	$467,121	$465,558

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CARROLS RESTAURANT GROUP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2008 AND 2007

(In thousands of dollars, except share and per share amounts)

(Unaudited)

	2008	2007
Revenues:
Restaurant sales	$195,393	$187,866
Franchise royalty revenues and fees	360	337

Total revenues	195,753	188,203

Costs and expenses:
Cost of sales	57,629	52,294
Restaurant wages and related expenses (including stock-based compensation expense of $57 and $37, respectively)	58,541	55,948
Restaurant rent expense	11,483	10,679
Other restaurant operating expenses	29,545	27,947
Advertising expense	7,824	8,535
General and administrative (including stock-based compensation expense of $417 and $318, respectively)	12,995	13,146
Depreciation and amortization	8,022	7,691
Impairment losses (Note 3)	21	—
Other income (Note 10)	—	(347)

Total operating expenses	186,060	175,893

Income from operations	9,693	12,310
Interest expense	7,434	8,356
Loss on extinguishment of debt (Note 5)	—	1,485

Income before income taxes	2,259	2,469
Provision for income taxes (Note 6)	813	892

Net income	$1,446	$1,577

Basic and diluted net income per share (Note 13)	$0.07	$0.07

Basic weighted average common shares outstanding (Note 13)	21,571,565	21,550,827
Diluted weighted average common shares outstanding (Note 13)	21,574,239	21,558,382

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CARROLS RESTAURANT GROUP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

THREE MONTHS ENDED MARCH 31, 2008 AND 2007

(In thousands of dollars)

(Unaudited)

	2008	2007
Cash flows provided from operating activities:
Net income	$1,446	$1,577
Adjustments to reconcile net income to net cash provided from (used for) operating activities:
(Gain) loss on disposal of property and equipment	62	(121)
Stock-based compensation	474	355
Depreciation and amortization	8,022	7,691
Amortization of deferred financing costs	298	335
Amortization of unearned purchase discounts	(539)	(539)
Amortization of deferred gains from sale-leaseback transactions	(513)	(488)
Impairment losses	21	—
Accretion of interest on lease financing obligations	60	130
Deferred income taxes	311	—
Accrued income taxes	(208)	3,016
Loss on extinguishment of debt	—	1,485
Changes in other operating assets and liabilities:	(10,312)	(6,954)

Net cash provided from (used for) operating activities	(878)	6,487

Cash flows used for investing activities:
Capital expenditures:
New restaurant development	(7,430)	(8,361)
Restaurant remodeling	(2,638)	(1,218)
Other restaurant capital expenditures	(2,077)	(1,111)
Corporate and restaurant information systems	(704)	(191)

Total capital expenditures	(12,849)	(10,881)
Properties purchased for sale-leaseback	—	(1,633)
Proceeds from sale-leaseback transactions	1,735	2,473
Proceeds from sales of other properties	—	979

Net cash used for investing activities	(11,114)	(9,062)

Cash flows provided from financing activities:
Repayment of term loans under prior credit facility	—	(118,400)
Borrowings on revolving credit facility	41,800	11,200
Repayments on revolving credit facility	(33,100)	(10,500)
Proceeds from new senior credit facility	—	120,000
Principal payments on capital leases	(42)	(137)
Expenses from initial public offering	—	(16)
Financing costs associated with issuance of debt	—	(1,228)

Net cash provided from financing activities	8,658	919

Net decrease in cash and cash equivalents	(3,334)	(1,656)
Cash and cash equivalents, beginning of period	7,396	3,939

Cash and cash equivalents, end of period	$4,062	$2,283

Supplemental disclosures:
Interest paid on long-term debt	$9,749	$10,582
Interest paid on lease financing obligations	$1,259	$1,335
Increase in accruals for capital expenditures	$99	$3,065
Income taxes paid (refunded), net	$709	$(2,122)
Capital lease obligations incurred	$117	$—

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CARROLS RESTAURANT GROUP, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands of dollars except share and per share amounts)

1. Basis of Presentation

Basis of Consolidation. The unaudited consolidated financial statements presented herein include the accounts of Carrols Restaurant Group, Inc. (“Carrols Restaurant Group” or the “Company”) and its wholly-owned subsidiary Carrols Corporation (“Carrols”). Carrols Restaurant Group is a holding company and conducts all of its operations through Carrols and its wholly-owned subsidiaries. Unless the context otherwise requires, Carrols Restaurant Group, Carrols and the direct and indirect subsidiaries of Carrols are collectively referred to as the “Company.” All intercompany transactions have been eliminated in consolidation.

The difference between the consolidated financial statements of Carrols Restaurant Group and Carrols is primarily due to additional rent expense of approximately $6 per year for Carrols Restaurant Group and the composition of stockholders’ deficit.

Business Description. At March 31, 2008 the Company operated, as franchisee, 322 quick-service restaurants under the trade name “Burger King” in 12 Northeastern, Midwestern and Southeastern states. At March 31, 2008, the Company also owned and operated 86 Pollo Tropical restaurants, of which 83 were located in Florida and three were located in New Jersey, and franchised a total of 27 Pollo Tropical restaurants, 23 in Puerto Rico, two in Ecuador and two on college campuses in Florida. At March 31, 2008, the Company owned and operated 146 Taco Cabana restaurants located primarily in Texas and franchised two Taco Cabana restaurants in New Mexico and one in Georgia.

Fiscal Year. The Company uses a 52-53 week fiscal year ending on the Sunday closest to December 31. All references herein to the fiscal years ended December 30, 2007 and December 31, 2006 will be referred to as the fiscal years ended December 31, 2007 and 2006, respectively. Similarly, all references herein to the three months ended March 30, 2008 and April 1, 2007 will be referred to as the three months ended March 31, 2008 and March 31, 2007, respectively. The years ended December 31, 2007 and 2006 each contained 52 weeks and the three months ended March 31, 2008 and 2007 each contained thirteen weeks.

Basis of Presentation. The accompanying unaudited consolidated financial statements for the three months ended March 31, 2008 and 2007 have been prepared without an audit, pursuant to the rules and regulations of the Securities and Exchange Commission and do not include certain of the information and the footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all normal and recurring adjustments considered necessary for a fair presentation of such financial statements have been included. The results of operations for the three months ended March 31, 2008 and 2007 are not necessarily indicative of the results to be expected for the full year.

These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2007 contained in the Company’s 2007 Annual Report on Form 10-K. The December 31, 2007 balance sheet data is derived from those audited financial statements.

Reclassification of previously issued financial statements. The Company has reclassified certain prior year amounts related to its Pollo Tropical restaurant expenses from cost of sales to other restaurant operating expenses in order to conform to the 2008 presentation and to present such expenses consistently for all of its restaurants. The amount of increase (decrease) in previously reported amounts was as follows:

Three Months Ended March 31, 2007
Cost of sales	$(263)
Other restaurant operating expenses	263

Total	$—

Use of Estimates. The preparation of the financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Significant items subject to such estimates include: accrued occupancy costs, insurance liabilities, legal obligations, income taxes, evaluation for impairment of goodwill, long-lived assets and Burger King franchise rights, lease accounting matters and stock-based compensation. Actual results could differ from those estimates.

CARROLS RESTAURANT GROUP, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(in thousands of dollars except share and per share amounts)

2. Stock-Based Compensation

The Company adopted an incentive stock plan in 2006 (the “2006 Plan”) under which incentive stock options, non-qualified stock options and restricted shares may be granted to employees and non-employee directors.

On January 15, 2008, the Company granted options to purchase 517,820 shares of its common stock, consisting of 160,000 shares of non-qualified stock options and 357,820 shares of incentive stock options (“ISOs”), and issued 7,100 shares of restricted stock. The non-qualified stock options and ISOs granted are exercisable for up to one-fifth of the total number of option shares on or after the first anniversary of the grant date and as of the first day of each month thereafter are exercisable for an additional one-sixtieth of the total number of option shares until fully exercisable. The options expire seven years from the date of the grant and were issued with an exercise price equal to the fair market value of the stock price, or $8.08 per share of common stock, on the date of grant. The restricted stock awards vest 100% on the third anniversary of the award date. There were no restricted shares issued or stock options granted during the three months ended March 31, 2007.

The Company currently uses and will continue to use the simplified method to estimate the expected term for share option grants until it has enough historical experience to provide a reasonable estimate of expected term in accordance with Staff Accounting Bulletin No. 110 (“SAB 110”). The weighted average fair-value of options granted during the three months ended March 31, 2008 was $2.72 which was estimated using the Black-Scholes option pricing model with the following weighted-average assumptions:

2008
Risk-free interest rate	3.04%
Annual dividend yield	0%
Expected term	4.8 years
Expected volatility	33%

Stock-based compensation expense for the three months ended March 31, 2008 and 2007 was $0.5 million and $0.4 million, respectively.

As of March 31, 2008, the total non-vested stock-based compensation expense relating to the options and restricted shares is approximately $4.8 million and the Company expects to record an additional $1.5 million as compensation expense in 2008. The remaining weighted average vesting period for the stock options is 4.11 years and restricted shares is approximately 2.42 years at March 31, 2008.

Stock Options

A summary of all option activity for the three months ended March 31, 2008 was as follows:

	2006 Plan
	Number of Options	Weighted Average Exercise Price	Average Remaining Contractual Life	Aggregate Intrinsic Value (in thousands) (1)
Options outstanding at January 1, 2008	1,214,690	$14.61	6.0	$—
Granted	517,820	8.08
Forfeited	(13,390)	12.06

Options outstanding at March 31, 2008	1,719,120	$12.45	6.2	$437

Expected to vest at March 31, 2008	1,381,162	$12.06	6.3	$424

Options exercisable at March 31, 2008	300,545	$14.30	6.0	$—

(1)	The aggregate intrinsic value was calculated using the difference between the market price of the Company’s common stock at March 31 and the grant price for only those awards that have a grant price that is less than the market price of the Company’s common stock at March 31.

CARROLS RESTAURANT GROUP, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(in thousands of dollars except share and per share amounts)

Restricted Shares

The restricted stock activity for the three months ended March 31, 2008 was as follows:

	Shares	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2008	55,398	$13.22
Shares granted	7,100	8.08
Shares forfeited	(772)	13.36

Nonvested at March 31, 2008	61,726	12.62

The value of restricted shares is determined based on the Company’s closing price on the date of grant.

3. Impairment of Long-Lived Assets

The Company reviews its long-lived assets, principally property and equipment, for impairment at the restaurant level. If an indicator of impairment exists for any of its assets, an estimate of undiscounted future cash flows from the related long-lived assets is compared to that long-lived asset’s carrying value. If the carrying value is greater than the undiscounted cash flow, the Company then determines the fair value of the asset. If an asset is determined to be impaired, the loss is measured by the excess of the carrying amount of the asset over its fair value.

For the three months ended March 31, 2008, the Company recorded impairment losses of $21 on long-lived assets for its Burger King segment. For the three months ended March 31, 2007, the Company recorded no impairment losses.

4. Goodwill and Franchise Rights

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

	Pollo Tropical	Taco Cabana	Burger King	Total
Balance, March 31, 2008	$56,307	$67,177	$1,450	$124,934

Burger King Franchise Rights. Amounts allocated to franchise rights for each Burger King acquisition are amortized using the straight-line method over the average remaining term of the acquired franchise agreements at January 1, 2002 plus one twenty-year renewal period. The Company assesses the potential impairment of franchise rights whenever events or changes in circumstances indicate that the carrying value may not be recoverable. If an indicator of impairment exists, an estimate of the aggregate undiscounted future cash flows from the acquired restaurants is compared to the respective carrying value of franchise rights for each Burger King acquisition. If an asset is determined to be impaired, the loss is measured by the excess of the carrying amount of the asset over its fair value. The Company recorded no impairment charges against franchise rights for the three months ended March 31, 2008 and 2007.

Amortization expense related to Burger King franchise rights was $801 and $804 for the three months ended March 31, 2008 and 2007, respectively. The estimated amortization expense for the year ending December 31, 2008 is $3,197 and for each of the five succeeding years is $3,196.

CARROLS RESTAURANT GROUP, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(in thousands of dollars except share and per share amounts)

5. Long-term Debt

Long-term debt at March 31, 2008 and December 31, 2007 consisted of the following:

	March 31, 2008	December 31, 2007
Collateralized:
Revolving Credit facility	$8,700	$—
Senior Credit Facility-Term loan A facility	120,000	120,000
Unsecured:
9% Senior Subordinated Notes	180,000	180,000
Capital leases	1,358	1,283

	310,058	301,283
Less: current portion	(4,610)	(3,129)

	$305,448	$298,154

On March 9, 2007, Carrols terminated and replaced its prior senior credit facility with a new senior credit facility with a syndicate of lenders. Carrols’ credit facility totals approximately $185 million, consisting of $120 million principal amount of term loan A borrowings maturing on March 8, 2013 (or earlier on September 30, 2012 if the 9% Senior Subordinated Notes due 2013 are not refinanced by June 30, 2012) and a $65.0 million revolving facility (including a sub limit of up to $25.0 million for letters of credit and up to $5.0 million for swingline loans), maturing on March 8, 2012. The term loan A borrowings and an additional $4.3 million of revolver borrowings from this facility were used to repay all outstanding borrowings and other obligations under the Carrols’ prior senior credit facility and to pay certain fees and expenses incurred in connection with the new senior credit facility. The Company also recorded a $1.5 million loss on extinguishment of debt in the three months ended March 31, 2007 for the write-off of deferred financing costs related to the prior senior credit facility.

The term loan and revolving credit borrowings under the senior credit facility bear interest at a per annum rate, at Carrols’ option, of either:

1) the applicable margin ranging from 0% to 0.25% based on Carrols’ senior leverage ratio (as defined in the new senior credit facility) plus the greater of (i) the prime rate or (ii) the federal funds rate for that day plus 0.5%; or

2) Adjusted LIBOR plus the applicable margin percentage in effect ranging from 1.0% to 1.5% based on Carrols’ senior leverage ratio.

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

Under the senior credit facility, Carrols is also required to make mandatory prepayments of principal on term loan A facility borrowings (a) annually in an initial amount equal to 50% of Excess Cash Flow depending upon Carrols’ Total Leverage Ratio (as such terms are defined in the senior credit facility), (b) in the event of certain dispositions of assets (all subject to certain exceptions) and insurance proceeds, in an amount equal to 100% of the net proceeds received by Carrols therefrom, and (c) in an amount equal to 100% of the net proceeds from any subsequent issuance of debt.

In general, Carrols’ obligations under the senior credit facility are guaranteed by the Company and all of Carrols’ material subsidiaries and are collateralized by a pledge of Carrols’ common stock and the stock of each of Carrols’ material subsidiaries. The senior credit facility contains certain covenants, including, without limitation, those limiting the Carrols’ ability to incur indebtedness, incur liens, sell or acquire assets or businesses, change the nature of its business, engage in transactions with related parties, make certain investments or pay dividends. In addition, Carrols is required to meet certain financial ratios, including fixed charge coverage, senior leverage, and total leverage ratios (all as defined under the senior credit facility). Carrols was in compliance with the covenants under its senior credit facility as of March 31, 2008.

At March 31, 2008, $120.0 million principal amount of term loan borrowings were outstanding under the term loan A facility and $8.7 million principal amount of borrowings were outstanding under the revolving credit facility. After reserving $14.2 million for letters of credit guaranteed by the facility, $42.1 million was available for borrowings under the revolving credit facility at March 31, 2008.

CARROLS RESTAURANT GROUP, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(in thousands of dollars except share and per share amounts)

On December 15, 2004, Carrols issued $180 million of 9% Senior Subordinated Notes due 2013, which are referred to herein as the “senior subordinated notes”. Restrictive covenants under the senior subordinated notes include limitations with respect to the Carrols’ ability to issue additional debt, incur liens, sell or acquire assets or businesses, pay dividends and make certain investments. At both March 31, 2008 and December 31, 2007, $180.0 million principal amount of the senior subordinated notes was outstanding.

6. Income Taxes

The provision for income taxes for the three months ended March 31, 2008 and 2007 was comprised of the following:

	Three Months Ended March 31,
	2008	2007
Current	$502	$892
Deferred	311	—

	$813	$892

The provision for income taxes for the three months ended March 31, 2008 was derived using an estimated effective annual income tax rate for 2008 of 38.0%, which excludes any discrete tax adjustments. Discrete tax adjustments reduced the provision for income taxes by $46 for the three months ended March 31, 2008. The provision for income taxes for the three months ended March 31, 2007 was derived using an estimated effective annual income tax rate for 2007 of 36.1%. There were no discrete tax adjustments for the three months ended March 31, 2007.

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. As of March 31, 2008, the Company had no unrecognized tax benefits and no accrued interest related to uncertain tax positions.

The tax years 2004-2007 remain open to examination by the major taxing jurisdictions to which the Company is subject. It is not possible to reasonably estimate any possible change in the unrecognized tax benefits within the next twelve months.

7. Other Liabilities, Long-Term

Other liabilities, long-term, at March 31, 2008 and December 31, 2007 consisted of the following:

	March 31, 2008	December 31, 2007
Unearned purchase discounts	$1,674	$2,231
Accrued occupancy costs	9,957	9,667
Accrued workers’ compensation costs	4,116	4,418
Other	5,795	6,506

	$21,542	$22,822

In 2001, management decided to close seven Taco Cabana restaurants in the Phoenix, Arizona market and discontinue restaurant development underway in that market. At both March 31, 2008 and December 31, 2007, the Company had $0.5 million in lease liability reserves for remaining locations that are included in accrued occupancy costs.

8. Postretirement Benefits

The Company provides postretirement medical and life insurance benefits covering substantially all Burger King administrative and restaurant management salaried employees. A December 31 measurement date is used for postretirement benefits. On November 1, 2007 the Company amended its postretirement medical and life insurance benefits to eliminate life insurance benefits for active employees who retire after December 31, 2007 and to increase retiree contributions for both current and future retirees effective January 1, 2008. These amendments reduced the Company’s postretirement benefit obligations and reduced expense in the three months ended March 31, 2008.

CARROLS RESTAURANT GROUP, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(in thousands of dollars except share and per share amounts)

The following summarizes the components of net periodic benefit cost:

	Three Months Ended March 31,
	2008	2007
Net periodic postretirement benefit cost
Service cost	$38	$119
Interest cost	71	93
Amortization of net gains and losses	41	17
Amortization of prior service credit	(113)	(7)

Net periodic postretirement benefit cost	$37	$222

During the three months ended March 31, 2008, the Company made contributions of $49 to its postretirement plan. The Company expects to make additional contributions during 2008.

9. Lease Financing Obligations

The Company entered into sale-leaseback transactions in various years involving certain restaurant properties that did not qualify for sale-leaseback accounting and as a result, have been classified as financing transactions under Statement of Financial Accounting Standards (“SFAS”) No. 98, “Accounting for Leases” (“SFAS 98”). Under the financing method, the assets remain on the consolidated balance sheet and proceeds received by the Company from these transactions are recorded as a financing liability. Payments under these leases are applied as payments of imputed interest and deemed principal on the underlying financing obligations.

10. Other Income

In the first quarter of 2007, the Company recorded a gain of $0.3 million related to the sale of one of its Taco Cabana properties.

11. Business Segment Information

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

CARROLS RESTAURANT GROUP, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(in thousands of dollars except share and per share amounts)

Three Months Ended	Pollo Tropical	Taco Cabana	Burger King	Other	Consolidated
March 31, 2008:
Revenues	$44,332	$60,257	$91,164	$—	$195,753
Cost of sales	14,341	18,836	24,452	—	57,629
Restaurant wages and related expenses	11,300	17,650	29,534	57	58,541
General and administrative expense (1)	2,566	3,006	7,006	417	12,995
Depreciation and amortization	1,916	2,071	3,638	397	8,022
Segment EBITDA	6,004	6,582	5,624
Capital expenditures, including acquisitions	6,546	2,882	2,717	704	12,849

March 31, 2007:
Revenues	$41,539	$58,194	$88,470	$—	$188,203
Cost of sales	13,129	16,978	22,187	—	52,294
Restaurant wages and related expenses	10,331	16,480	29,100	37	55,948
General and administrative expense (1)	2,487	2,873	7,468	318	13,146
Depreciation and amortization	1,495	2,053	3,843	300	7,691
Segment EBITDA	6,832	7,351	5,826
Capital expenditures, including acquisitions	6,430	2,656	1,604	191	10,881

Identifiable Assets:
At March 31, 2008	$64,419	$80,187	$146,590	$175,925	$467,121
At December 31, 2007	59,609	79,370	148,467	178,112	465,558

(1)	For the Pollo Tropical and Taco Cabana segments, such amounts include general and administrative expenses related directly to each segment. For the Burger King segment such amounts include general and administrative expenses related directly to the Burger King segment as well as expenses associated with administrative support to all three of the Company’s segments including executive management, information systems and certain accounting, legal and other administrative functions.

A reconciliation of segment EBITDA to consolidated net income is as follows:

	Three Months Ended March 31,
	2008	2007
Segment EBITDA:
Pollo Tropical	$6,004	$6,832
Taco Cabana	6,582	7,351
Burger King	5,624	5,826

Subtotal	18,210	20,009
Less:
Depreciation and amortization	8,022	7,691
Impairment losses	21	—
Interest expense	7,434	8,356
Provision for income taxes	813	892
Stock-based compensation expense	474	355
Loss on extinguishment of debt	—	1,485
Other income	—	(347)

Net income	$1,446	$1,577

CARROLS RESTAURANT GROUP, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(in thousands of dollars except share and per share amounts)

12. Commitments and Contingencies

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

On November 30, 2002, four former hourly employees commenced a lawsuit against Carrols in the United States District Court for the Western District of New York (the “Court”) entitled Dawn Seever, et al. v. Carrols Corporation. The lawsuit alleged, in substance, that Carrols violated certain minimum wage laws under the Federal Fair Labor Standards Act and related state laws by requiring employees to work without recording their time and by retaliating against those who complained. The plaintiffs sought damages, costs and injunctive relief. They also sought to notify and certify, a class consisting of current and former employees who, since 1998, have worked, or are working, for Carrols.

On December 17, 2007, the Court issued a decision and order denying Plaintiffs’ motion for notice and class certification and granting the Company’s motion to dismiss all of the claims of the plaintiffs, other than certain nominal claims relating to orientation and managers’ meetings. The Court instructed the parties to confer, in good faith, and settle those nominal claims. Subject to settlement of the amounts for orientation and managers’ meetings and possible appeal by the Plaintiffs, the case is concluded. The Company does not believe that these settlement amounts will be material to its consolidated financial statements.

The Company is a party to various other litigation matters incidental to the conduct of business. The Company does not believe that the outcome of any of these other matters will have a material adverse effect on its consolidated financial statements.

13. Net Income Per Share

Basic net income per share is computed by dividing net income for the period by the weighted average number of common shares outstanding during the period. Diluted net income per share is computed by dividing net income for the period by the weighted average number of common shares outstanding plus the dilutive effect of outstanding stock options using the treasury stock method.

The computation of diluted net income per share excludes options to purchase 1,045,969 and 620,875 shares of common stock for the three months ended March 31, 2008 and 2007, respectively, because the exercise price of these options was greater than the average market price of the common shares in the periods and therefore, they were antidilutive. In addition, options to purchase 1,045,969 and 620,875 shares of common stock are excluded from the computation of diluted net income per share for the three months ended March 31, 2008 and 2007, respectively, as they were antidilutive under the treasury stock method.

CARROLS RESTAURANT GROUP, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(in thousands of dollars except share and per share amounts)

The following table is a reconciliation of the income and share amounts used in the calculation of basic net income per share and diluted net income per share:

	Three months ended March 31,
	2008	2007
Basic income per share:
Net income	$1,446	$1,577
Weighted average common shares outstanding	21,571,565	21,550,827
Basic net income per share	$0.07	$0.07
Diluted income per share:
Net income for diluted income per share	$1,446	$1,577
Shares used in computing basic income per share	21,571,565	21,550,827
Dilutive effect of stock options - treasury stock method	2,674	7,555

Shares used in computing diluted income per share	21,574,239	21,558,382

Diluted income per share	$0.07	$0.07

14. Comprehensive income

SFAS No. 130, “Reporting Comprehensive Income” (“SFAS 130”), requires the disclosure of certain revenue, expenses, gains and losses that are excluded from net income in accordance with U.S. generally accepted accounting principles. The items that currently impact the Company’s other comprehensive income are changes in postretirement benefit obligations, net of tax.

	Three months ended March 31,
	2008	2007
Net income	$1,446	$1,577
Change in postretirement benefit obligation, net of tax	8	—

Comprehensive income	$1,454	$1,577

15. Recent Accounting Developments

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). This statement defines fair value, establishes a framework for using fair value to measure assets and liabilities and expands disclosures about fair value measurements. The statement applies whenever other pronouncements require or permit assets or liabilities to be measured at fair value. In February 2007, the FASB issued FSP FAS 157-2, delaying the effective date of SFAS 157 for certain nonfinancial assets and liabilities to fiscal years beginning after November 15, 2008. The implementation of SFAS 157 for financial assets and financial liabilities, effective for fiscal 2008, did not have a material impact on the Company’s consolidated financial statements. The Company is currently assessing the impact of SFAS 157 for nonfinancial assets and liabilities on its consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Liabilities – Including an Amendment of FASB Statement No. 115” (“SFAS 159”). This statement permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS 159 is effective for the Company’s fiscal year beginning January 1, 2008. The Company has decided not to adopt this optional standard for its current financial assets and liabilities.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financials Statements, an Amendment of ARB No. 51” (“SFAS 160”). SFAS 160 clarifies the accounting for non controlling interests and establishes accounting and reporting standards for the noncontrolling interest in a subsidiary, including classification as a component of equity. SFAS 160 is effective for fiscal years beginning after December 15, 2008. The Company is currently evaluating the impact that adopting SFAS 160 will have on its consolidated financial statements.

ITEM 1—INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

CARROLS CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands of dollars except share and per share amounts)

(Unaudited)

	March 31, 2008	December 31, 2007
ASSETS
Current assets:
Cash and cash equivalents	$4,062	$7,396
Trade and other receivables	5,167	4,734
Inventories	5,041	5,339
Prepaid rent	2,789	2,803
Prepaid expenses and other current assets	7,146	6,172
Deferred income taxes	4,784	4,802

Total current assets	28,989	31,246
Property and equipment, net	205,416	200,325
Franchise rights, net (Note 4)	79,268	80,052
Goodwill (Note 4)	124,934	124,934
Intangible assets, net	814	887
Franchise agreements, at cost less accumulated amortization of $5,681and $5,646, respectively	5,596	5,548
Deferred income taxes	10,271	10,559
Other assets	11,833	12,007

Total assets	$467,121	$465,558

LIABILITIES AND STOCKHOLDER’S DEFICIT
Current liabilities:
Current portion of long-term debt (Note 5)	$4,610	$3,129
Accounts payable	19,311	20,054
Accrued interest	4,215	8,148
Accrued payroll, related taxes and benefits	14,741	18,669
Accrued income taxes payable	725	933
Accrued real estate taxes	1,946	3,312
Other liabilities	11,818	10,113

Total current liabilities	57,366	64,358
Long-term debt, net of current portion (Note 5)	305,448	298,154
Lease financing obligations (Note 9)	52,749	52,689
Deferred income—sale-leaseback of real estate	31,902	31,348
Accrued postretirement benefits (Note 8)	3,021	3,022
Other liabilities (Note 7)	21,502	22,784

Total liabilities	471,988	472,355
Commitments and contingencies (Note 12)
Stockholder’s deficit:
Common stock, par value $1; authorized 1,000 shares, issued and outstanding— 10 shares at both dates	—	—
Additional paid-in capital	(8,610)	(9,084)
Accumulated earnings	2,374	926
Accumulated other comprehensive income	1,369	1,361

Total stockholder’s deficit	(4,867)	(6,797)

Total liabilities and stockholder’s deficit	$467,121	$465,558

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CARROLS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2008 AND 2007

(In thousands of dollars)

(Unaudited)

	2008	2007
Revenues:
Restaurant sales	$195,393	$187,866
Franchise royalty revenues and fees	360	337

Total revenues	195,753	188,203

Costs and expenses:
Cost of sales	57,629	52,294
Restaurant wages and related expenses (including stock-based compensation expense of $57 and $37, respectively)	58,541	55,948
Restaurant rent expense	11,483	10,679
Other restaurant operating expenses	29,545	27,947
Advertising expense	7,824	8,535
General and administrative (including stock-based compensation expense of $417 and $318, respectively)	12,993	13,144
Depreciation and amortization	8,022	7,691
Impairment losses (Note 3)	21	—
Other income (Note 10)	—	(347)

Total operating expenses	186,058	175,891

Income from operations	9,695	12,312
Interest expense	7,434	8,356
Loss on extinguishment of debt (Note 5)	—	1,485

Income before income taxes	2,261	2,471
Provision for income taxes (Note 6)	813	892

Net income	$1,448	$1,579

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CARROLS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

THREE MONTHS ENDED MARCH 31, 2008 AND 2007

(In thousands of dollars)

(Unaudited)

	2008	2007
Cash flows provided from operating activities:
Net income	$1,448	$1,579
Adjustments to reconcile net income to net cash provided from (used for) operating activities:
(Gain) loss on disposals of property and equipment	62	(121)
Stock-based compensation expense	474	355
Depreciation and amortization	8,022	7,691
Amortization of deferred financing costs	298	335
Amortization of unearned purchase discounts	(539)	(539)
Amortization of deferred gains from sale-leaseback transactions	(513)	(488)
Impairment losses	21	—
Accretion of interest on lease financing obligations	60	130
Deferred income taxes	311	—
Accrued income taxes	(208)	3,016
Loss on extinguishment of debt	—	1,485
Changes in other operating assets and liabilities	(10,314)	(6,956)

Net cash provided from (used for) operating activities	(878)	6,487

Cash flows used for investing activities:
Capital expenditures:
New restaurant development	(7,430)	(8,361)
Restaurant remodeling	(2,638)	(1,218)
Other restaurant capital expenditures	(2,077)	(1,111)
Corporate and restaurant information systems	(704)	(191)

Total capital expenditures	(12,849)	(10,881)
Properties purchased for sale-leaseback	—	(1,633)
Proceeds from sale-leaseback transactions	1,735	2,473
Proceeds from sales of other properties	—	979

Net cash used for investing activities	(11,114)	(9,062)

Cash flows provided from financing activities:
Repayment of term loans under prior credit facility	—	(118,400)
Borrowings on revolving credit facility	41,800	11,200
Repayments on revolving credit facility	(33,100)	(10,500)
Proceeds from new senior credit facility	—	120,000
Principal payments on capital leases	(42)	(137)
Expenses from initial public offering	—	(16)
Payment of deferred financing costs	—	(1,228)

Net cash provided from financing activities	8,658	919

Net decrease in cash and cash equivalents	(3,334)	(1,656)
Cash and cash equivalents, beginning of period	7,396	3,939

Cash and cash equivalents, end of period	$4,062	$2,283

Supplemental disclosures:
Interest paid on long-term debt	$9,749	$10,582
Interest paid on lease financing obligations	$1,259	$1,335
Increase in accruals for capital expenditures	$99	$3,065
Income taxes paid (refunded), net	$709	$(2,122)
Capital lease obligations incurred	$117	$—

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CARROLS CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(in thousands of dollars, except share and per share amounts)

1. Basis of Presentation

Basis of Consolidation. The unaudited consolidated financial statements presented herein include the accounts of Carrols Corporation and its subsidiaries (“the Company”). The Company is a wholly-owned subsidiary of Carrols Restaurant Group, Inc. (“Carrols Restaurant Group” or the “Parent Company”). All intercompany transactions have been eliminated in consolidation.

The difference between the consolidated financial statements of Carrols Corporation and Carrols Restaurant Group is primarily due to additional rent expense of approximately $6 per year for Carrols Restaurant Group and the composition of stockholder’s deficit.

Business Description. At March 31, 2008 the Company operated, as franchisee, 322 quick-service restaurants under the trade name “Burger King” in 12 Northeastern, Midwestern and Southeastern states. At March 31, 2008, the Company also owned and operated 86 Pollo Tropical restaurants of which 83 were located in Florida and three were located in New Jersey, and franchised a total of 27 Pollo Tropical restaurants, 23 in Puerto Rico, two in Ecuador and two on college campuses in Florida. At March 31, 2008, the Company owned and operated 146 Taco Cabana restaurants located primarily in Texas and franchised two Taco Cabana restaurants in New Mexico and one in Georgia.

Fiscal Year. The Company uses a 52-53 week fiscal year ending on the Sunday closest to December 31. All references herein to the fiscal years ended December 30, 2007 and December 31, 2006 will be referred to as the fiscal years ended December 31, 2007 and 2006, respectively. Similarly, all references herein to the three months ended March 30, 2008 and April 1, 2007 will be referred to as the three months ended March 31, 2008 and March 31, 2007, respectively. The years ended December 31, 2007 and 2006 each contained 52 weeks and the three months ended March 31, 2008 and 2007 each contained thirteen weeks.

Basis of Presentation. The accompanying unaudited consolidated financial statements for the three months ended March 31, 2008 and 2007 have been prepared without an audit, pursuant to the rules and regulations of the Securities and Exchange Commission and do not include certain of the information and the footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all normal and recurring adjustments considered necessary for a fair presentation of such financial statements have been included. The results of operations for the three months ended March 31, 2008 and 2007 are not necessarily indicative of the results to be expected for the full year.

These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2007 contained in the Company’s 2007 Annual Report on Form 10-K. The December 31, 2007 balance sheet data is derived from those audited financial statements.

Reclassification of previously issued financial statements. The Company has reclassified certain prior year amounts related to its Pollo Tropical restaurant expenses from cost of sales to other restaurant operating expenses in order to conform to the 2008 presentation and to present such expenses consistently for all of its restaurants. The amount of increase (decrease) in previously reported amounts was as follows:

Three Months Ended March 31, 2007
Cost of sales	$(263)
Other restaurant operating expenses	263

Total	$—

Use of Estimates. The preparation of the financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Significant items subject to such estimates include: accrued occupancy costs, insurance liabilities, legal obligations, income taxes, evaluation for impairment of goodwill, long-lived assets and Burger King franchise rights, lease accounting matters and stock-based compensation. Actual results could differ from those estimates.

CARROLS CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(in thousands of dollars, except share and per share amounts)

Earnings Per Share Presentation. The guidance of Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings Per Share,” requires presentation of earnings per share by all entities that have issued common stock or potential common stock if those securities trade in a public market either on a stock exchange (domestic or foreign) or in the over-the-counter market. The Company’s common stock is not publicly traded and therefore, earnings per share amounts are not presented.

2. Stock-Based Compensation

Carrols Restaurant Group adopted an incentive stock plan in 2006 (the “2006 Plan”) under which incentive stock options, non-qualified stock options and restricted shares may be granted to employees and non-employee directors.

On January 15, 2008, Carrols Restaurant Group granted options to purchase 517,820 shares of its common stock, consisting of 160,000 shares of non-qualified stock options and 357,820 shares of incentive stock options (“ISOs”), and issued 7,100 shares of restricted stock. The non-qualified stock options and ISOs granted are exercisable for up to one-fifth of the total number of option shares on or after the first anniversary of the grant date and as of the first day of each month thereafter are exercisable for an additional one-sixtieth of the total number of option shares until fully exercisable. The options expire seven years from the date of the grant and were issued with an exercise price equal to the fair market value of the stock price, or $8.08 per share of common stock, on the date of grant. The restricted stock awards vest 100% on the third anniversary of the award date. There were no restricted shares issued or stock options granted during the three months ended March 31, 2007.

The Company currently uses and will continue to use the simplified method to estimate the expected term for share option grants until it has enough historical experience to provide a reasonable estimate of expected term in accordance with SAB 110. The weighted average fair-value of options granted during the three months ended March 31, 2008 was $2.72 which was estimated using the Black-Scholes option pricing model with the following weighted-average assumptions:

2008
Risk-free interest rate	3.04%
Annual dividend yield	0%
Expected term	4.8 years
Expected volatility	33%

Stock-based compensation expense for the three months ended March 31, 2008 and 2007 was $0.5 million and $0.4 million, respectively.

As of March 31, 2008, the total non-vested stock-based compensation expense relating to the options and restricted shares is approximately $4.8 million and the Company expects to record an additional $1.5 million as compensation expense in 2008. The remaining weighted average vesting period for the stock options is 4.11 years and restricted shares is approximately 2.42 years at March 31, 2008.

CARROLS CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(in thousands of dollars, except share and per share amounts)

Stock Options

A summary of all option activity for the three months ended March 31, 2008 was as follows:

	2006 Plan
	Number of Options	Weighted Average Exercise Price	Average Remaining Contractual Life	Aggregate Intrinsic Value (in thousands) (1)
Options outstanding at January 1, 2008	1,214,690	$14.61	6.0	$—
Granted	517,820	8.08
Forfeited	(13,390)	12.06

Options outstanding at March 31, 2008	1,719,120	$12.45	6.2	$437

Expected to vest at March 31, 2008	1,381,162	$12.06	6.3	$424

Options exercisable at March 31, 2008	300,545	$14.30	6.0	$—

(1)	The aggregate intrinsic value was calculated using the difference between the market price of Carrols Restaurant Group’s common stock at March 31 and the grant price for only those awards that have a grant price that is less than the market price of Carrols Restaurant Group’s common stock at March 31.

Restricted Shares

The restricted stock activity for the three months ended March 31, 2008 was as follows:

	Shares	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2008	55,398	$13.22
Shares granted	7,100	8.08
Shares forfeited	(772)	13.36

Nonvested at March 31, 2008	61,726	12.62

The value of restricted shares is determined based on Carrols Restaurant Group’s closing price on the date of grant.

3. Impairment of Long-Lived Assets

The Company reviews its long-lived assets, principally property and equipment, for impairment at the restaurant level. If an indicator of impairment exists for any of its assets, an estimate of undiscounted future cash flows from the related long-lived assets is compared to that long-lived asset’s carrying value. If the carrying value is greater than the undiscounted cash flow, the Company then determines the fair value of the asset. If an asset is determined to be impaired, the loss is measured by the excess of the carrying amount of the asset over its fair value.

For the three months ended March 31, 2008, the Company recorded impairment losses of $21 on long-lived assets for its Burger King segment. For the three months ended March 31, 2007, the Company recorded no impairment losses.

4. Goodwill and Franchise Rights

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

	Pollo Tropical	Taco Cabana	Burger King	Total
Balance, March 31, 2008	$56,307	$67,177	$1,450	$124,934

CARROLS CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(in thousands of dollars, except share and per share amounts)

Burger King Franchise Rights. Amounts allocated to franchise rights for each Burger King acquisition are amortized using the straight-line method over the average remaining term of the acquired franchise agreements at January 1, 2002 plus one twenty-year renewal period. The Company assesses the potential impairment of franchise rights whenever events or changes in circumstances indicate that the carrying value may not be recoverable. If an indicator of impairment exists, an estimate of the aggregate undiscounted future cash flows from the acquired restaurants is compared to the respective carrying value of franchise rights for each Burger King acquisition. If an asset is determined to be impaired, the loss is measured by the excess of the carrying amount of the asset over its fair value. The Company recorded no impairment charges against franchise rights for the three months ended March 31, 2008 and 2007.

Amortization expense related to Burger King franchise rights was $801 and $804 for the three months ended March 31, 2008 and 2007, respectively. The estimated amortization expense for the year ending December 31, 2008 is $3,197 and for each of the five succeeding years is $3,196.

5. Long-term Debt

Long-term debt at March 31, 2008 and December 31, 2007 consisted of the following:

	March 31, 2008	December 31, 2007
Collateralized:
Revolving Credit facility	$8,700	$—
Senior Credit Facility-Term loan A facility	120,000	120,000
Unsecured:
9% Senior Subordinated Notes	180,000	180,000
Capital leases	1,358	1,283

	310,058	301,283
Less: current portion	(4,610)	(3,129)

	$305,448	$298,154

On March 9, 2007, the Company terminated and replaced its prior senior credit facility with a new senior credit facility with a syndicate of lenders. The Company’s credit facility totals approximately $185 million, consisting of $120 million principal amount of term loan A borrowings maturing on March 8, 2013 (or earlier on September 30, 2012 if the 9% Senior Subordinated Notes due 2013 are not refinanced by June 30, 2012) and a $65.0 million revolving facility (including a sub limit of up to $25.0 million for letters of credit and up to $5.0 million for swingline loans), maturing on March 8, 2012. The term loan A borrowings and an additional $4.3 million of revolver borrowings from this facility were used to repay all outstanding borrowings and other obligations under the Company’s prior senior credit facility and to pay certain fees and expenses incurred in connection with the new senior credit facility. The Company also recorded a $1.5 million loss on extinguishment of debt in the three months ended March 31, 2007 for the write-off of deferred financing costs related to the prior senior credit facility.

The term loan and revolving credit borrowings under the senior credit facility bear interest at a per annum rate, at the Company’s option, of either:

1) the applicable margin ranging from 0% to 0.25% based on the Company’s senior leverage ratio (as defined in the new senior credit facility) plus the greater of (i) the prime rate or (ii) the federal funds rate for that day plus 0.5%; or

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

CARROLS CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(in thousands of dollars, except share and per share amounts)

Under the senior credit facility, the Company is also required to make mandatory prepayments of principal on term loan A facility borrowings (a) annually in an initial amount equal to 50% of Excess Cash Flow depending upon the Company’s Total Leverage Ratio (as such terms are defined in the senior credit facility), (b) in the event of certain dispositions of assets (all subject to certain exceptions) and insurance proceeds, in an amount equal to 100% of the net proceeds received by the Company therefrom, and (c) in an amount equal to 100% of the net proceeds from any subsequent issuance of debt.

In general, the Company’s obligations under the senior credit facility are guaranteed by Carrols Restaurant Group and all of the Company’s material subsidiaries and are collateralized by a pledge of the Company’s common stock and the stock of each of the Company’s material subsidiaries. The senior credit facility contains certain covenants, including, without limitation, those limiting the Company’s ability to incur indebtedness, incur liens, sell or acquire assets or businesses, change the nature of its business, engage in transactions with related parties, make certain investments or pay dividends. In addition, the Company is required to meet certain financial ratios, including fixed charge coverage, senior leverage, and total leverage ratios (all as defined under the senior credit facility). The Company was in compliance with the covenants under its new senior credit facility as of March 31, 2008.

At March 31, 2008, $120.0 million principal amount of term loan borrowings were outstanding under the term loan A facility and $8.7 million principal amount of borrowings were outstanding under the revolving credit facility. After reserving $14.2 million for letters of credit guaranteed by the facility, $42.1 million was available for borrowings under the revolving credit facility at March 31, 2008.

On December 15, 2004, the Company issued $180 million of 9% Senior Subordinated Notes due 2013, which are referred to herein as the “senior subordinated notes.” Restrictive covenants under the senior subordinated notes include limitations with respect to the Company’s ability to issue additional debt, incur liens, sell or acquire assets or businesses, pay dividends and make certain investments. At both March 31, 2008 and December 31, 2007, $180.0 million principal amount of the senior subordinated notes was outstanding.

6. Income Taxes

The provision for income taxes for the three months ended March 31, 2008 and 2007 was comprised of the following:

	Three Months Ended March 31,
	2008	2007
Current	$502	$892
Deferred	311	—

	$813	$892

The provision for income taxes for the three months ended March 31, 2008 was derived using an estimated effective annual income tax rate for 2008 of 38.0%, which excludes any discrete tax adjustments. Discrete tax adjustments reduced the provision for income taxes by $46 for the three months ended March 31, 2008. The provision for income taxes for the three months ended March 31, 2007 was derived using an estimated effective annual income tax rate for 2007 of 36.1%. There were no discrete tax adjustments for the three months ended March 31, 2007.

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. As of March 31, 2008, the Company had no unrecognized tax benefits and no accrued interest related to uncertain tax positions.

The tax years 2004-2007 remain open to examination by the major taxing jurisdictions to which the Company is subject. It is not possible to reasonably estimate any possible change in the unrecognized tax benefits within the next twelve months.

CARROLS CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(in thousands of dollars, except share and per share amounts)

7. Other Liabilities, Long-Term

Other liabilities, long-term, at March 31, 2007 and December 31, 2006 consisted of the following:

	March 31, 2008	December 31, 2007
Unearned purchase discounts	$1,674	$2,231
Accrued occupancy costs	9,957	9,667
Accrued workers’ compensation costs	4,116	4,418
Other	5,755	6,468

	$21,502	$22,784

In 2001, management decided to close seven Taco Cabana restaurants in the Phoenix, Arizona market and discontinue restaurant development underway in that market. At both March 31, 2008 and December 31, 2007, the Company had $0.5 million in lease liability reserves for the remaining locations that are included in accrued occupancy costs.

8. Postretirement Benefits

The Company provides postretirement medical and life insurance benefits covering substantially all Burger King administrative and restaurant management salaried employees. A December 31 measurement date is used for postretirement benefits. On November 1, 2007 the Company amended its postretirement medical and life insurance benefits to eliminate life insurance benefits for active employees who retire after December 31, 2007 and to increase retiree contributions for both current and future retirees effective January 1, 2008. These amendments reduced the Company’s postretirement benefit obligations and reduced expense in the three months ended March 31, 2008.

The following summarizes the components of net periodic benefit cost:

	Three Months Ended March 31,
	2008	2007
Net periodic postretirement benefit cost
Service cost	$38	$119
Interest cost	71	93
Amortization of net gains and losses	41	17
Amortization of prior service credit	(113)	(7)

Net periodic postretirement benefit cost	$37	$222

During the three months ended March 31, 2008, the Company made contributions of $49 to its postretirement plan. The Company expects to make additional contributions during 2008.

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

10. Other Income

In the first quarter of 2007, the Company recorded a gain of $0.3 million related to the sale of one of its Taco Cabana properties.

CARROLS CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(in thousands of dollars, except share and per share amounts)

11. Business Segment Information

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

Three Months Ended	Pollo Tropical	Taco Cabana	Burger King	Other	Consolidated
March 31, 2008:
Total revenues	$44,332	$60,257	$91,164	$—	$195,753
Cost of sales	14,341	18,836	24,452	—	57,629
Restaurant wages and related expenses	11,300	17,650	29,534	57	58,541
General and administrative expenses (1)	2,564	3,006	7,006	417	12,993
Depreciation and amortization	1,916	2,071	3,638	397	8,022
Segment EBITDA	6,006	6,582	5,624
Capital expenditures, including acquisitions	6,546	2,882	2,717	704	12,849
March 31, 2007:
Total revenues	$41,539	$58,194	$88,470	$—	$188,203
Cost of sales	13,129	16,978	22,187	—	52,294
Restaurant wages and related expenses	10,331	16,480	29,100	37	55,948
General and administrative expenses (1)	2,485	2,873	7,468	318	13,144
Depreciation and amortization	1,495	2,053	3,843	300	7,691
Segment EBITDA	6,834	7,351	5,826
Capital expenditures, including acquisitions	6,430	2,656	1,604	191	10,881
Identifiable Assets:
At March 31, 2008	$64,419	$80,187	$146,590	$175,925	$467,121
At December 31, 2007	59,609	79,370	148,467	178,112	465,558

(1)	For the Pollo Tropical and Taco Cabana segments, such amounts include general and administrative expenses related directly to each segment. For the Burger King segment such amounts include general and administrative expenses related directly to the Burger King segment as well as expenses associated with administrative support to all of the Company’s segments including executive management, information systems and certain accounting, legal and other administrative functions.

CARROLS CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(in thousands of dollars, except share and per share amounts)

A reconciliation of segment EBITDA to consolidated net income is as follows:

	Three Months Ended March 31,
	2008	2007
Segment EBITDA:
Pollo Tropical	$6,006	$6,834
Taco Cabana	6,582	7,351
Burger King	5,624	5,826

Subtotal	18,212	20,011
Less:
Depreciation and amortization	8,022	7,691
Impairment losses	21	—
Interest expense	7,434	8,356
Provision for income taxes	813	892
Stock-based compensation expense	474	355
Loss on extinguishment of debt	—	1,485
Other income	—	(347)

Net income	$1,448	$1,579

12. Commitments and Contingencies

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

On February 27, 2006, the Company filed a motion for summary judgment to dismiss all but between four and 17 of the individual claims. On July 10, 2006, in its response to that motion, the EEOC asserted that, notwithstanding the Court’s dismissal of the case as a class action, the EEOC may still maintain some kind of collective action on behalf of these claimants. Oral argument before the Court was held on October 4, 2006 and the Company is awaiting the Court’s decision on the Company’ summary judgment motion. Although the Company believes that the EEOC’s continued class litigation argument is without merit, it is not possible to predict the outcome of the pending motion.

On November 30, 2002, four former hourly employees commenced a lawsuit against the Company in the United States District Court for the Western District of New York (the “Court”) entitled Dawn Seever, et al. v. the Company. The lawsuit alleged, in substance, that The Company violated certain minimum wage laws under the Federal Fair Labor Standards Act and related state laws by requiring employees to work without recording their time and by retaliating against those who complained. The plaintiffs sought damages, costs and injunctive relief. They also sought to notify and certify, a class consisting of current and former employees who, since 1998, have worked, or are working, for The Company.

On December 17, 2007, the Court issued a decision and order denying Plaintiffs’ motion for notice and class certification and granting the Company’s motion to dismiss all of the claims of the plaintiffs, other than certain nominal claims relating to orientation and managers’ meetings. The Court instructed the parties to confer, in good faith, and settle those nominal claims. Subject to settlement of the amounts for orientation and managers’ meetings and possible appeal by the Plaintiffs, the case is concluded. The Company does not believe that these settlement amounts will be material to its consolidated financial statements.

CARROLS CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(in thousands of dollars, except share and per share amounts)

The Company is a party to various other litigation matters incidental to the conduct of business. The Company does not believe that the outcome of any of these other matters will have a material adverse effect on its consolidated financial statements.

13. Comprehensive income

SFAS No. 130, “Reporting Comprehensive Income” (“SFAS 130”), requires the disclosure of certain revenue, expenses, gains and losses that are excluded from net income in accordance with U.S. generally accepted accounting principles. The items that currently impact the Company’s other comprehensive income are changes in postretirement benefit obligations, net of tax.

	Three months ended March 31,
	2008	2007
Net income	$1,448	$1,579
Change in postretirement benefit obligation, net of tax	8	—

Comprehensive income	$1,456	$1,579

14. Recent Accounting Developments

In September 2006, the Financial Accounting Standrds Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). This statement defines fair value, establishes a framework for using fair value to measure assets and liabilities and expands disclosures about fair value measurements. The statement applies whenever other pronouncements require or permit assets or liabilities to be measured at fair value. In February 2007, the FASB issued FSP FAS 157-2, delaying the effective date of SFAS 157 for certain nonfinancial assets and liabilities to fiscal years beginning after November 15, 2008. The implementation of SFAS 157 for financial assets and financial liabilities, effective for fiscal 2008, did not have a material impact on the Company’s consolidated financial statements. The Company is currently assessing the impact of SFAS 157 for nonfinancial assets and liabilities on its consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Liabilities – Including an Amendment of FASB Statement No. 115” (“SFAS 159”). This statement permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS 159 is effective for the Company’s fiscal year beginning January 1, 2008. The Company has decided not to adopt this optional standard for its current financial assets and liabilities.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financials Statements, an Amendment of ARB No. 51” (“SFAS 160”). SFAS 160 clarifies the accounting for non controlling interests and establishes accounting and reporting standards for the noncontrolling interest in a subsidiary, including classification as a component of equity. SFAS 160 is effective for fiscal years beginning after December 15, 2008. The Company is currently evaluating the impact that adopting SFAS 160 will have on its consolidated financial statements.

15. Guarantor Financial Statements

The Company’s obligations under the senior subordinated notes are jointly and severally guaranteed in full on an unsecured senior subordinated basis by certain of the Company’s subsidiaries (“Guarantor Subsidiaries”), all of which are directly or indirectly wholly-owned by the Company. These subsidiaries are:

Cabana Beverages, Inc.

Cabana Bevco LLC

Carrols Realty Holdings Corp.

Carrols Realty I Corp.

Carrols Realty II Corp.

Carrols J.G. Corp.

Quanta Advertising Corp.

Pollo Franchise, Inc.

Pollo Operations, Inc.

CARROLS CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(in thousands of dollars, except share and per share amounts)

Taco Cabana, Inc.

TP Acquisition Corp.

TC Bevco LLC

T.C. Management, Inc.

TC Lease Holdings III, V and VI, Inc.

Get Real, Inc.

Texas Taco Cabana, L.P.

TPAQ Holding Corporation

The following supplemental financial information sets forth on a consolidating basis, balance sheets as of March 31, 2008 and December 31, 2007 for the Parent Company only, Guarantor Subsidiaries and for the Company and the related statements of operations and cash flows for the three months ended March 31, 2008 and 2007.

For certain of the Company’s sale-leaseback transactions, the Parent Company has guaranteed on an unsecured basis the rental payments of its subsidiaries. In accordance with Emerging Issues Task Force Issue No. 90-14, “Unsecured Guarantee by Parent of Subsidiary’s Lease Payments in a Sale-Leaseback Transaction,” the Company has included in the following guarantor financial statements amounts pertaining to these leases as if they were accounted for as financing transactions of the Guarantor Subsidiaries. These adjustments are eliminated in consolidation.

For purposes of the guarantor financial statements, the Company and its subsidiaries determine the applicable tax provision for each entity generally using the separate return method. Under this method, current and deferred taxes are allocated to each reporting entity as if it were to file a separate tax return. The rules followed by the reporting entity in computing its tax obligation or refund, including the effects of the alternative minimum tax, would be the same as those followed in filing a separate return with the Internal Revenue Service. However, for purposes of evaluating an entity’s ability to realize its tax attributes, the Company assesses whether it is more likely than not that those assets will be realized at the consolidated level. Any differences in the total of the income tax provision (benefit) for the Parent Company only and the Guarantor Subsidiaries, as calculated on the separate return method and the consolidated income tax provision (benefit) are eliminated in consolidation.

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

CARROLS CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

CONSOLIDATING BALANCE SHEET

March 31, 2008

(In thousands of dollars)

(Unaudited)

	Parent Company Only	Guarantor Subsidiaries	Eliminations	Consolidated Total
ASSETS
Current assets:
Cash and cash equivalents	$2,026	$2,036	$—	$4,062
Trade and other receivables	1,350	3,817	—	5,167
Inventories	3,020	2,021	—	5,041
Prepaid rent	1,040	1,749	—	2,789
Prepaid expenses and other current assets	2,961	4,185	—	7,146
Deferred income taxes	2,766	2,018	—	4,784

Total current assets	13,163	15,826	—	28,989
Property and equipment, net	60,232	199,051	(53,867)	205,416
Franchise rights, net	79,268	—	—	79,268
Goodwill	1,450	123,484	—	124,934
Intangible assets, net	—	814	—	814
Franchise fees, net	5,596	—	—	5,596
Intercompany receivable (payable)	171,079	(171,923)	844	—
Investment in subsidiaries	40,524	—	(40,524)	—
Deferred income taxes	3,552	8,149	(1,430)	10,271
Other assets	7,346	6,161	(1,674)	11,833

Total assets	$382,210	$181,562	$(96,651)	$467,121

LIABILITIES AND STOCKHOLDER’S EQUITY (DEFICIT)
Current liabilities:
Current portion of long-term debt	$4,571	$39	$—	$4,610
Accounts payable	8,558	10,753	—	19,311
Accrued interest	4,215	—	—	4,215
Accrued payroll, related taxes and benefits	7,702	7,039	—	14,741
Accrued income taxes payable	725	—	—	725
Accrued real estate taxes	159	1,787	—	1,946
Other liabilities	8,494	3,324	—	11,818

Total current liabilities	34,424	22,942	—	57,366
Long-term debt, net of current portion	304,418	1,030	—	305,448
Lease financing obligations	13,071	108,181	(68,503)	52,749
Deferred income—sale-leaseback of real estate	18,470	5,575	7,857	31,902
Accrued postretirement benefits	3,021	—	—	3,021
Other liabilities	13,673	7,314	515	21,502

Total liabilities	387,077	145,042	(60,131)	471,988
Commitments and contingencies
Stockholder’s equity (deficit)	(4,867)	36,520	(36,520)	(4,867)

Total liabilities and stockholder’s equity (deficit)	$382,210	$181,562	$(96,651)	$467,121

CARROLS CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

CONSOLIDATING BALANCE SHEET

December 31, 2007

(In thousands of dollars)

(Unaudited)

	Parent Company Only	Guarantor Subsidiaries	Eliminations	Consolidated Total
ASSETS
Current assets:
Cash and cash equivalents	$4,912	$2,484	$—	$7,396
Trade and other receivables, net	1,239	3,495	—	4,734
Inventories	3,243	2,096	—	5,339
Prepaid rent	1,036	1,767	—	2,803
Prepaid expenses and other current assets	2,458	3,714	—	6,172
Deferred income taxes	2,789	2,013	—	4,802

Total current assets	15,677	15,569	—	31,246
Property and equipment, net	60,874	193,636	(54,185)	200,325
Franchise rights, net	80,052	—	—	80,052
Goodwill	1,450	123,484	—	124,934
Intangible assets, net	—	887	—	887
Franchise agreements, net	5,548	—	—	5,548
Intercompany receivable (payable)	166,701	(167,258)	557	—
Investment in subsidiaries	39,080	—	(39,080)	—
Deferred income taxes	3,845	7,961	(1,247)	10,559
Other assets	7,345	6,373	(1,711)	12,007

Total assets	$380,572	$180,652	$(95,666)	$465,558

LIABILITIES AND STOCKHOLDER’S EQUITY (DEFICIT)
Current liabilities:
Current portion of long-term debt	$3,080	$49	$—	$3,129
Accounts payable	10,436	9,618	—	20,054
Accrued interest	8,148	—	—	8,148
Accrued payroll, related taxes and benefits	10,966	7,703	—	18,669
Accrued income taxes payable	933	—	—	933
Accrued real estate taxes	744	2,568	—	3,312
Other liabilities	7,138	2,975	—	10,113

Total current liabilities	41,445	22,913	—	64,358
Long-term debt, net of current portion	297,117	1,037		298,154
Lease financing obligations	13,065	108,089	(68,465)	52,689
Deferred income—sale-leaseback of real estate	17,713	5,650	7,985	31,348
Accrued postretirement benefits	3,022	—	—	3,022
Other liabilities	15,007	7,313	464	22,784

Total liabilities	387,369	145,002	(60,016)	472,355
Commitments and contingencies
Stockholder’s equity (deficit)	(6,797)	35,650	(35,650)	(6,797)

Total liabilities and stockholder’s equity (deficit)	$380,572	$180,652	$(95,666)	$465,558

CARROLS CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

CONSOLIDATING STATEMENT OF OPERATIONS

Three Months Ended March 31, 2008

(In thousands of dollars)

(Unaudited)

	Parent Company Only	Guarantor Subsidiaries	Eliminations	Consolidated Total
Revenues:
Restaurant sales	$91,164	$104,229	$—	$195,393
Franchise royalty revenues and fees	—	360	—	360

Total revenues	91,164	104,589	—	195,753

Costs and expenses:
Cost of sales	24,452	33,177	—	57,629
Restaurant wages and related expenses (including stock based compensation expense of $57)	29,568	28,973	—	58,541
Restaurant rent expense	6,026	4,102	1,355	11,483
Other restaurant operating expenses	14,549	14,996	—	29,545
Advertising expense	3,973	3,851	—	7,824
General and administrative (including stock based compensation expense of $417)	6,473	6,520	—	12,993
Depreciation and amortization	3,884	4,455	(317)	8,022
Impairment losses	21	—	—	21

Total operating expenses	88,946	96,074	1,038	186,058

Income from operations	2,218	8,515	(1,038)	9,695
Interest expense	6,373	2,567	(1,506)	7,434
Intercompany interest allocations	(4,556)	4,556	—	—

Income before income taxes	401	1,392	468	2,261
Provision for income taxes	112	518	183	813
Equity income from subsidiaries	1,159	—	(1,159)	—

Net income	$1,448	$874	$(874)	$1,448

CARROLS CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

CONSOLIDATING STATEMENT OF OPERATIONS

Three Months Ended March 31, 2007

(In thousands of dollars)

(Unaudited)

	Parent Company Only	Guarantor Subsidiaries	Eliminations	Consolidated Total
Revenues:
Restaurant sales	$88,470	$99,396	$—	$187,866
Franchise royalty revenues and fees	—	337	—	337

Total revenues	88,470	99,733	—	188,203

Costs and expenses:
Cost of sales	22,187	30,107	—	52,294
Restaurant wages and related expenses (including stock based compensation expense of $37)	29,137	26,811	—	55,948
Restaurant rent expense	5,867	3,524	1,288	10,679
Other restaurant operating expenses	13,973	13,974	—	27,947
Advertising expense	4,051	4,484	—	8,535
General and administrative (including stock based compensation expense of $318)	6,717	6,427	—	13,144
Depreciation and amortization	4,000	3,996	(305)	7,691
Other income	—	(347)	—	(347)

Total operating expenses	85,932	88,976	983	175,891

Income from operations	2,538	10,757	(983)	12,312
Interest expense	7,277	2,512	(1,433)	8,356
Loss on extinguishment of debt	1,485	—	—	1,485
Intercompany interest allocations	(4,556)	4,556	—	—

Income (loss) before income taxes	(1,668)	3,689	450	2,471
Provision (benefit) for income taxes	(588)	1,370	110	892
Equity income from subsidiaries	2,659	—	(2,659)	—

Net income	$1,579	$2,319	$(2,319)	$1,579

CARROLS CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

CONSOLIDATING STATEMENT OF CASH FLOWS

Three Months Ended March 31, 2008

(In thousands of dollars)

(Unaudited)

	Parent Company Only	Guarantor Subsidiaries	Eliminations	Consolidated Total
Cash flows provided from (used for) operating activities:
Net income	$1,448	$874	$(874)	$1,448
Adjustments to reconcile net income to net cash provided from (used for) operating activities:
Loss on disposals of property and equipment	29	33	—	62
Stock-based compensation expense	382	92	—	474
Depreciation and amortization	3,884	4,455	(317)	8,022
Amortization of deferred financing costs	283	52	(37)	298
Amortization of unearned purchase discounts	(539)	—	—	(539)
Amortization of deferred gains from sale-leaseback transactions	(318)	(67)	(128)	(513)
Impairment losses	21	—	—	21
Accretion of interest on lease financing obligations	5	55	—	60
Deferred income taxes	308	(181)	184	311
Accrued income taxes	(208)	—	—	(208)
Changes in other operating assets and liabilities	(15,332)	3,846	1,172	(10,314)

Net cash provided from (used for) operating activities	(10,037)	9,159	—	(878)

Cash flows used for investing activities:
Capital expenditures:
New restaurant development	(842)	(6,588)	—	(7,430)
Restaurant remodeling	(1,046)	(1,592)	—	(2,638)
Other restaurant capital expenditures	(829)	(1,248)	—	(2,077)
Corporate and restaurant information systems	(542)	(162)	—	(704)

Total capital expenditures	(3,259)	(9,590)	—	(12,849)
Proceeds from sale-leaseback transactions	1,735	—	—	1,735

Net cash used for investing activities	(1,524)	(9,590)	—	(11,114)

Cash flows provided from (used for) financing activities:
Borrowings on revolving credit facility	41,800	—	—	41,800
Repayments on revolving credit facility	(33,100)	—	—	(33,100)
Principal payments on capital leases	(25)	(17)	—	(42)

Net cash provided from (used for) financing activities	8,675	(17)	—	8,658

Net decrease in cash and cash equivalents	(2,886)	(448)	—	(3,334)
Cash and cash equivalents, beginning of period	4,912	2,484	—	7,396

Cash and cash equivalents, end of period	$2,026	$2,036	$—	$4,062

CARROLS CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

CONSOLIDATING STATEMENT OF CASH FLOWS

Three Months Ended March 31, 2007

(In thousands of dollars)

(Unaudited)

	Parent Company Only	Guarantor Subsidiaries	Eliminations	Consolidated Total
Cash flows provided from operating activities:
Net income	$1,579	$2,319	$(2,319)	$1,579
Adjustments to reconcile net income to net cash provided from operating activities:
(Gain) loss on disposals of property and equipment	30	(151)	—	(121)
Stock-based compensation expense	261	94	—	355
Depreciation and amortization	4,000	3,994	(303)	7,691
Amortization of deferred financing costs	319	54	(38)	335
Amortization of unearned purchase discounts	(539)	—	—	(539)
Amortization of deferred gains from sale-leaseback transactions	(297)	(66)	(125)	(488)
Accretion of interest on lease financing obligations	18	112	—	130
Deferred income taxes	—	(168)	168	—
Accrued income taxes	3,016	—	—	3,016
Loss on extinguishment of debt	1,485	—	—	1,485
Changes in other operating assets and liabilities	(9,808)	235	2,617	(6,956)

Net cash provided from operating activities	64	6,423	—	6,487

Cash flows used for investing activities:
Capital expenditures:
New restaurant development	(787)	(7,574)	—	(8,361)
Restaurant remodeling	(604)	(614)	—	(1,218)
Other restaurant capital expenditures	(213)	(898)	—	(1,111)
Corporate and restaurant information systems	(147)	(44)	—	(191)

Total capital expenditures	(1,751)	(9,130)	—	(10,881)
Properties purchased for sale-leaseback	—	(1,633)	—	(1,633)
Proceeds from sale-leaseback transactions	—	661	1,812	2,473
Proceeds from sales of other properties	—	979	—	979

Net cash used for investing activities	(1,751)	(9,123)	1,812	(9,062)

Cash flows provided from financing activities:
Repayment of term loans under prior credit facility	(118,400)	—	—	(118,400)
Borrowings on revolving credit facility	11,200	—	—	11,200
Repayments on revolving credit facility	(10,500)	—	—	(10,500)
Proceeds from new senior credit facility	120,000	—	—	120,000
Principal payments on capital leases	(23)	(114)	—	(137)
Expenses from initial public offering	(16)	—	—	(16)
Proceeds from lease financing obligations	—	1,825	(1,825)	—
Payment of deferred financing costs	(1,228)	(13)	13	(1,228)

Net cash provided from financing activities	1,033	1,698	(1,812)	919

Net decrease in cash and cash equivalents	(654)	(1,002)	—	(1,656)
Cash and cash equivalents, beginning of period	1,182	2,757	—	3,939

Cash and cash equivalents, end of period	$528	$1,755	$—	$2,283

ITEM 2—MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Throughout this Quarterly Report on Form 10-Q, we refer to Carrols Restaurant Group, Inc. as “Carrols Restaurant Group” and, together with its consolidated subsidiaries, as “we”, “our” and “us” unless otherwise indicated or the context otherwise requires. Any reference to “Carrols” refers to our wholly-owned subsidiary, Carrols Corporation, a Delaware corporation, and its consolidated subsidiaries, unless otherwise indicated or the context otherwise requires. This combined Quarterly Report on Form 10-Q is filed by both Carrols Restaurant Group and its wholly owned subsidiary, Carrols.

We use a 52-53 week fiscal year ending on the Sunday closest to December 31. All references herein to the fiscal years ended December 30, 2007 and December 31, 2006 will be referred to as the fiscal years ended December 31, 2007 and 2006, respectively. Similarly, all references herein to the three months ended March 30, 2008 and April 1, 2007 will be referred to as the three months ended March 31, 2008 and March 31, 2007, respectively. The years ended December 31, 2007 and 2006 each contained 52 weeks and the three months ended March 31, 2008 and 2007 each contained thirteen weeks.

Introduction

Carrols Restaurant Group is a holding company and conducts all of its operations through its direct and indirect subsidiaries and has no assets other than the shares of capital stock of Carrols, its direct wholly-owned subsidiary. The following “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (“MD&A”) relates to the consolidated financial statements of Carrols Restaurant Group and the consolidated financial statements for Carrols presented in Item 1.

The difference between the consolidated financial statements of Carrols Restaurant Group and Carrols is primarily due to additional rent expense of approximately $6,000 per year for Carrols Restaurant Group and the composition of stockholders’ deficit.

The following MD&A is written to help the reader understand our company. The MD&A is provided as a supplement to, and should be read in conjunction with, the Consolidated Financial Statements and the accompanying financial statement notes of each of Carrols Restaurant Group and Carrols appearing elsewhere in this report and our Annual Report on Form 10-K for the year ended December 31, 2007. The overview provides our perspective on the individual sections of MD&A, which include the following:

Company Overview—a general description of our business and our key financial measures.

Recent and Future Events Affecting Our Results of Operations—a description of recent events that affect, and future events that may affect, our results of operations.

Executive Summary—an executive review of our performance for the three months ended March 31, 2008.

Liquidity and Capital Resources—an analysis of historical information regarding our sources of cash and capital expenditures, the existence and timing of commitments and contingencies, changes in capital resources and a discussion of cash flow items affecting liquidity.

Results of Operations—an analysis of our results of operations for the three months ended March 31, 2008 compared to the three months ended March 31, 2007.

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

Company Overview

We are one of the largest restaurant companies in the United States operating three restaurant brands in the quick-casual and quick-service restaurant segments with 554 restaurants located in 16 states as of March 31, 2008. We have been operating restaurants for more than 45 years. We own and operate two Hispanic restaurant brands, Pollo Tropical and Taco Cabana (together referred to by us as our Hispanic Brands), which we acquired in 1998 and 2000, respectively. We are also the largest Burger King franchisee, based on the number of restaurants, and have operated Burger King restaurants since 1976. As of March 31, 2008, our company-owned restaurants included 86 Pollo Tropical restaurants and 146 Taco Cabana restaurants, and we operated 322 Burger King restaurants under franchise agreements. We also franchise our Hispanic Brand restaurants with 30 franchised restaurants located in Puerto Rico, Ecuador and the United States as of March 31, 2008. We believe that the diversification and strength of our restaurant brands as well as the geographic dispersion of our restaurants provide us with stability and enhanced growth opportunities. Our primary growth strategy is to develop new company-owned Hispanic Brand restaurants. For the three months ended March 31, 2008 and March 31, 2007, we had total revenues of $195.8 million and $188.2 million, respectively, and net income of $1.4 million and $1.6 million, respectively.

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

•

Cost of sales consists of food, paper and beverage costs, including packaging costs, less purchase discounts. Cost of sales is generally influenced by changes in commodity costs, the sales mix of items sold and the effectiveness of our restaurant-level controls to manage food and paper costs. For our Pollo Tropical and Taco Cabana restaurants, we have negotiated directly with local and national suppliers for the purchase of food, paper and beverage products and related supplies. Our Pollo Tropical and Taco Cabana restaurants’ commodities are ordered from approved suppliers and are shipped via distributors directly to our restaurants. Key commodities, including chicken and beef, for our Pollo Tropical and Taco Cabana restaurants are generally purchased under annual contracts. For our Burger King restaurants we are a member of a national purchasing cooperative, Restaurant Services, Inc., a non-profit independent cooperative that serves as the purchasing agent for most of the commodities for the Burger King franchise system and also contracts with various distributors to fulfill orders to our restaurants.

•

Restaurant wages and related expenses include all restaurant management and hourly productive labor costs, employer payroll taxes, restaurant-level bonuses and related benefits. Payroll and related benefits are subject to inflation, including minimum wage rate increases and any increases in costs for health insurance and workers’ compensation insurance. A significant number of our hourly staff is paid at rates consistent with the applicable Federal or state minimum wage and, accordingly, increases in minimum wage rates will increase our labor costs. We are insured for workers’ compensation, general liability and medical insurance claims under policies where we pay all claims, subject to annual stop-loss limitations both for individual claims and claims in the aggregate.

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

•

Advertising expense includes all promotional expenses including television, radio, billboards and other media. Pollo Tropical and Taco Cabana utilize an integrated, multi-level marketing approach that includes periodic chain-wide promotions, direct mail, in-store promotions, local store marketing and other strategies, including the use of radio and television advertising in their major markets. For our Burger King restaurants we are generally required to contribute 4% of restaurant sales to an advertising fund utilized by the Burger King franchise system for its advertising, promotional programs and public relations activities. We also supplement from time to time, on a discretionary basis, BKC’s advertising and promotional activities with our own local advertising and promotions which may include the purchase of additional media or other forms of advertising.

•

General and administrative expenses are comprised primarily of (1) salaries and expenses associated with corporate and administrative functions that support the development and operations of our restaurants, (2) legal and professional fees, including external auditing and related costs, (3) costs associated with being a publicly-held company and (4) stock-based compensation expense.

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

•

Interest expense consists primarily of interest expense associated with our 9% Senior Subordinated Notes due 2013 (“the Notes”), borrowings under our senior credit facility, amortization of deferred financing costs and imputed interest expense on certain leases entered into in connection with sale-leaseback transactions which are accounted for as lease financing obligations. Interest expense also includes any gains and losses from the settlement of lease financing obligations. Interest on borrowings under our senior credit facility is substantially based on LIBOR with a current margin of 1.25%. Consequently, changes in LIBOR rates will impact our interest expense.

Recent and Future Events Affecting our Results of Operations

Initial Public Offering

In December 2006, we and certain selling stockholders, respectively, completed an initial public offering (the “IPO”) of 5,666,666 and 5,333,334 shares of our common stock (the latter of which included 1,000,000 shares sold upon the underwriters’ exercise of its over-allotment option) at an initial public offering price of $13.00 per share. We received net proceeds of approximately $65.4 million from the sale by us of shares of our common stock in the offering after deducting underwriting discounts and commissions and offering expenses paid by us. We contributed the net proceeds from the IPO to Carrols, which used such funds to repay approximately $68.0 million principal amount of term loan borrowings under our senior credit facility.

New Senior Credit Facility

On March 9, 2007, Carrols terminated the prior senior credit facility and entered into a loan agreement governing our new senior credit facility with a syndicate of lenders. Carrols’ new senior credit facility totals approximately $185 million, consisting of $120 million principal amount of term loan A borrowings maturing on March 8, 2013 (or earlier on September 30, 2012 if the Notes are not refinanced by June 30, 2012) and a $65.0 million revolving credit facility maturing on March 8, 2012. The term loan A borrowings and an additional $4.3 million of revolver borrowings from this facility were used to repay all outstanding borrowings and other obligations under the Carrols’ prior senior credit facility and to pay certain fees and expenses incurred in connection with the new senior credit facility. In addition, we recorded a pretax charge of $1.5 million in the first quarter of 2007 related to the write off of unamortized deferred financing costs associated with the prior senior credit facility. For a more detailed discussion of the new senior credit facility, see “Liquidity and Capital Resources.”

Issuance of Stock Options and Restricted Shares

In connection with the IPO, we granted options to purchase 1,241,750 shares of our common stock and issued 75,800 shares of restricted stock under our 2006 Stock Incentive Plan to certain of our employees and directors in December 2006. Total stock-based compensation expense of approximately $5.4 million will be recognized over the vesting period of these grants. In January 2008 we also granted options to purchase 517,820 shares of our common stock and issued 7,100 shares of restricted stock under our 2006 Stock Incentive Plan to certain of our employees. Total stock-based compensation expense of $1.3 million will be recognized over the vesting period of these grants. For the three months ended March 31, 2008 and 2007, stock-based compensation expense was $0.5 million and $0.4 million, respectively. We currently anticipate we will record total stock-based compensation expense of approximately $2.0 million in 2008. In addition, we will incur additional stock-based compensation expense in future periods for any additional stock option and restricted share grants we make.

Future Burger King Restaurant Closures

We evaluate the performance of our Burger King restaurants on an ongoing basis. Such evaluation depends on many factors, including our assessment of the anticipated future operating results of the restaurant, the cost of required capital improvements that we would need to commit for such restaurants and the location of the restaurant in its current market. If we determine that a Burger King restaurant is underperforming, we may elect to close such restaurant. In 2007, excluding one Burger King Restaurant which was relocated and opened in the same market area in the first quarter of 2008 under a new franchise agreement, we closed five Burger King restaurants in 2007 and one Burger King restaurant in the first quarter of 2008. Excluding five Burger King restaurants which we may relocate in the same market area under a new franchise agreement, we currently anticipate that we will likely elect to close an additional six to seven Burger King restaurants in 2008. Based on the current operating results of such closed restaurants, we believe that the future impact on our consolidated results of operations as a result of such restaurant closures will not be material, although there can be no assurance in this regard. Our determination of whether to close such restaurants is subject to further evaluation and may change. We may also elect to close additional Burger King restaurants in the future.

Postretirement Benefits

On November 1, 2007, we amended our postretirement medical and life insurance benefits covering substantially all Burger King administrative and restaurant management personnel. The amendment included an elimination of life insurance benefits for active employees who retire after December 31, 2007 and increases in retiree contributions for both current and future retirees effective January 1, 2008. These amendments reduced our postretirement benefit obligations and will reduce expense in 2008 and subsequent years.

Executive Summary - Operating Performance for the Three Months Ended March 31, 2008

In the first quarter of 2008, we opened two Pollo Tropical restaurants, one Burger King restaurant and closed one Burger King restaurant and one Taco Cabana restaurant. Since January 1, 2007, we have opened eleven new Pollo Tropical restaurants, eight new Taco Cabana restaurants and one new Burger King restaurant. As of March 31, 2008, we operated a total of 554 restaurants, including 322 Burger King, 86 Pollo Tropical and 146 Taco Cabana restaurants.

Total revenues increased 4.0% to $195.8 million in the first quarter of 2008 from $188.2 million in the first quarter of 2007. Revenues from our Hispanic Brand restaurants increased 4.9% to $104.6 million in the first quarter of 2008 from $99.7 million in the first quarter of 2007 and revenues from our Burger King restaurants increased 3.0% to $91.2 million in the first quarter of 2008 from $88.5 million in the first quarter of 2007.

Pollo Tropical revenues increased 6.7% to $44.3 million during the first quarter of 2007 compared to $41.5 million in the first quarter of 2007 due to the opening of eleven new Pollo Tropical restaurants since the beginning of the same period in 2007, including two new Pollo Tropical restaurants in New Jersey. We also closed one Pollo Tropical restaurant during the same time period. Comparable restaurant sales at Pollo Tropical decreased 1.0% in the first quarter of 2008 due to lower customer traffic.

Taco Cabana revenues increased 3.5% to $60.3 million during the first quarter of 2008 compared to $58.2 million in the first quarter of 2007 due primarily to the opening of eight new Taco Cabana restaurants since the beginning of the same period in 2007. Comparable restaurant sales at Taco Cabana increased 0.7%. These increases were partially offset by the closure of five Taco Cabana restaurants since the beginning of 2007.

Total restaurant sales at our Burger King restaurants increased 3.0% in the first quarter of 2008 to $91.2 million from $88.5 million in the first quarter of 2007 due to a comparable restaurant sales increase of 4.0%, driven primarily from an increase in customer traffic. This increase was partially offset by the closure of seven Burger King restaurants since the beginning of 2007.

Restaurant operating margins were negatively impacted significantly due to higher commodity costs at all three of our restaurant concepts. As a percentage of total restaurant sales, food and paper costs increased 1.7% to 29.5% in the first quarter of 2008 compared to 27.8% in the first quarter of 2007 as a result of higher prices for chicken, cheese, beef and wheat-based products.

Advertising expenditures decreased to $7.8 million in the first quarter of 2008 from $8.5 million in the first quarter of 2007 and, as a percentage of total restaurant sales, decreased to 4.0% in the first quarter of 2008 from 4.5% in the first quarter of 2007, primarily from the timing of expenditures for our Taco Cabana restaurants.

General and administrative expenses were $13.0 million in the first quarter of 2008 compared to $13.1 million in the first quarter of 2007. As a percentage of total restaurant sales, general and administrative expenses decreased to 6.7% in the first quarter of 2008 from 7.0% in the first quarter of 2007 due primarily to lower administrative bonus accruals.

Interest expense decreased to $7.4 million in the first quarter of 2008 from $8.4 million in the first quarter of 2007 due to lower effective interest rates on our LIBOR based borrowings under our senior credit facility.

Our operating subsidiary, Carrols, completed the refinancing of its senior credit facility on March 9, 2007. As a result of the refinancing the interest rate on our senior secured borrowings was lowered by approximately 1%. In connection with the refinancing we recorded an expense in the first quarter of 2007 of $1.5 million, or $0.9 million after-tax, to write-off the balance of deferred financing costs related to our prior senior credit facility.

Net income was $1.4 million in the first quarter of 2008 compared to $1.6 million in the first quarter of 2007 as a result of the above. In addition, we recognized a non-recurring pretax gain of $0.3 million in the first quarter of 2007 related to the sale of a closed restaurant location.

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

Interest payments under our debt obligations, capital expenditures and payments related to our lease obligations represent significant liquidity requirements for us. We believe cash generated from our operations, availability of borrowing under our revolving credit facility and proceeds from anticipated sale-leaseback transactions will provide sufficient cash availability to cover our anticipated working capital needs, capital expenditures (which include new restaurant development and represent a major investment of cash for us) and debt service requirements for the next twelve months.

Operating activities. Net cash used for operating activities for the three months ended March 31, 2008 was $0.9 million due to reductions in working capital of $10.5 million due in part to the timing of payments for medical claims and deferred compensation, substantially offset by net income of $1.4 million and depreciation and amortization expense of $8.0 million. Net cash provided from operating activities for the three months ended March 31, 2007 was $6.5 million due primarily to net income of $1.6 million and depreciation and amortization expense of $7.7 million. We also recorded a $1.5 million non-cash pretax loss on early extinguishment of debt from the write-off of previously deferred financing costs related to our prior senior credit facility in the first quarter of 2007.

Investing activities including capital expenditures and qualified sale-leaseback transactions. Net cash used for investing activities in the first quarter of 2008 and 2007 was $11.1 million and $9.1 million, respectively. Capital expenditures for the three months ended March 31, 2008 and 2007 were $12.8 million and $10.9 million, respectively. Our capital expenditures included expenditures for development of new Pollo Tropical and Taco Cabana restaurants for the three months ended March 31, 2008 and 2007 of $6.6 million and $7.6 million, respectively. Expenditures to remodel our existing Pollo Tropical and Burger King restaurants for the three months ended March 31, 2008 and 2007 totaled $2.5 million and $1.2 million, respectively.

In each of the first quarters of 2008 and 2007, we sold two restaurant properties in sale-leaseback transactions for net proceeds of $1.7 million and $2.5 million, respectively. We also sold one Taco Cabana property in the first quarter of 2007 for net proceeds of $1.0 million. The net proceeds from these sales were used to reduce outstanding borrowings under our senior credit facility. We also had expenditures related to the purchase of restaurant properties to be sold in sale-leaseback transactions of $1.6 million in the three months ended March 31, 2007.

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

The following table sets forth our capital expenditures for the periods presented (in thousands):

	Pollo Tropical	Taco Cabana	Burger King	Other	Consolidated
Three months ended March 31, 2008:
New restaurant development	$4,671	$1,917	$842	$—	$7,430
Restaurant remodeling	1,451	141	1,046	—	2,638
Other restaurant capital expenditures (1)	424	824	829	—	2,077
Corporate and restaurant information systems	—	—	—	704	704

Total capital expenditures	$6,546	$2,882	$2,717	$704	$12,849

Number of new restaurant openings	2	—	1		3
Three months ended March 31, 2007:
New restaurant development	$5,349	$2,225	$787	$—	$8,361
Restaurant remodeling	614	—	604	—	1,218
Other restaurant capital expenditures (1)	467	431	213	—	1,111
Corporate and restaurant information systems	—	—	—	191	191

Total capital expenditures	$6,430	$2,656	$1,604	$191	$10,881

Number of new restaurant openings	1	1	—		2

1)	Excludes restaurant repair and maintenance expenses included in other restaurant operating expenses in our consolidated financial statements. For the three months ended March 31, 2008 and 2007, total restaurant repair and maintenance expenses were approximately $5.0 million and $4.6 million, respectively.

In 2008, we anticipate that total capital expenditures will range from $70 million to $80 million, although the actual amount of capital expenditures may differ from these estimates. These capital expenditures are expected to include approximately $35 million to $45 million for the development of new restaurants and purchase of related real estate. In 2008, we currently anticipate that we will open a total of six to ten new Pollo Tropical restaurants, eleven to thirteen new Taco Cabana restaurants and six new Burger King restaurants, five of which will be the relocation of existing restaurants within their current market area. We also currently anticipate closing one Taco Cabana restaurant and six to seven Burger King restaurants in 2008 in addition to those Burger King restaurants being relocated. Capital expenditures in 2008 also are expected to include expenditures of approximately $15 million to $18 million for the ongoing reinvestment in our three restaurant concepts for remodeling costs, capital maintenance expenditures of approximately $9 million and approximately $6 million to $8 million related to the replacement and upgrade of our point-of-sale systems.

Financing activities. Net cash provided from financing activities for the first quarter of 2008 and 2007 was $8.7 million and $0.9 million, respectively. On March 9, 2007, Carrols entered into a new senior credit facility and terminated its prior senior credit facility. Term loan A borrowings of $120.0 million and an additional $4.3 million of revolver borrowings were used to repay all outstanding borrowings under the prior senior credit facility and to also pay certain fees and expenses incurred in connection with the new senior credit facility. We incurred $1.2 million of deferred financing costs related to the new senior credit facility in the first quarter of 2007.

Senior Credit Facility. Carrols’ senior credit facility totals approximately $185 million, consisting of $120 million principal amount of term loan A borrowings maturing on March 8, 2013 (or earlier on September 30, 2012 if the Notes are not refinanced by June 30, 2012) and a $65.0 million revolving facility (including a sub limit of up to $25.0 million for letters of credit and up to $5.0 million for swingline loans), maturing on March 8, 2012.

Both term loan and revolving credit borrowings under the new senior credit facility bear interest at a per annum rate, at our option, of either:

1) the applicable margin ranging from 0% to 0.25% based on our senior leverage ratio (as defined in the senior credit facility) plus the greater of (i) the prime rate or (ii) the federal funds rate for that day plus 0.5%; or

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

Under the senior credit facility, Carrols is also required to make mandatory prepayments of principal on term loan A facility borrowings (a) annually in an amount up to 50% of Excess Cash Flow depending upon Carrols’ Total Leverage Ratio (as such terms are defined in the new senior credit facility), (b) in the event of certain dispositions of assets (all subject to certain exceptions) and insurance proceeds, in an amount equal to 100% of the net proceeds received by Carrols therefrom, and (c) in an amount equal to 100% of the net proceeds from any subsequent issuance of debt.

In general, obligations under the senior credit facility are guaranteed by us and all of Carrols’ material subsidiaries and are collateralized by a pledge of Carrols’ common stock and the stock of each of Carrols’ material subsidiaries. The senior credit facility contains certain covenants, including, without limitation, those limiting our ability to incur indebtedness, incur liens, sell or acquire assets or businesses, change the nature of our business, engage in transactions with related parties, make certain investments or pay dividends. In addition, we are required to meet certain financial ratios, including fixed charge coverage, senior leverage, and total leverage ratios (all as defined under the senior credit facility). Carrols was in compliance as of March 30, 2008 with the covenants in the senior credit facility.

Notes. On December 15, 2004 Carrols issued $180.0 million of Notes. The Notes bear interest at a rate of 9% payable semi-annually on January 15 and July 15 and mature on January 15, 2013. The Notes are redeemable at the option of Carrols in whole or in part on or after January 15, 2009 at a price of 104.5% of the principal amount if redeemed before January 15, 2010, 102.25% of the principal amount if redeemed after January 15, 2010 but before January 15, 2011 and at 100% of the principal amount after January 15, 2011.

The Notes are unsecured and guaranteed by Carrols’ material subsidiaries. Restrictive covenants under the Notes include limitations with respect to, among other things, Carrols’ and its material subsidiaries’ ability to incur additional debt, incur liens, sell or acquire assets or businesses, pay dividends and make certain investments. Carrols was in compliance as of March 31, 2008 with the restrictive covenants in the indenture governing the Notes.

Indebtedness. At March 31, 2008, we had total debt outstanding of $362.8 million comprised of $180.0 million of Notes, term loan borrowings of $120.0 million under the senior credit facility, borrowings of $8.7 million under the revolving credit facility, lease financing obligations of $52.7 million and capital lease obligations of $1.4 million. After reserving $14.2 million for letters of credit guaranteed by our senior credit facility, $42.1 million was available for borrowings under the revolving credit facility at March 31, 2008. Carrols was in compliance with the covenants under our senior credit facility as of March 31, 2008.

Contractual Obligations

A table of our contractual obligations as of December 31, 2007 was included in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2007. There have been no significant changes to our contractual obligations during the three months ended March 31, 2008.

Results of Operations

Three Months Ended March 31, 2008 Compared to Three Months Ended March 31, 2007

The following table sets forth, for the three months ended March 31, 2008 and 2007, selected operating results as a percentage of consolidated restaurant sales:

	2008	2007
Restaurant sales:
Pollo Tropical	22.5%	22.0%
Taco Cabana	30.8%	30.9%
Burger King	46.7%	47.1%

Total restaurant sales	100.0%	100.0%
Costs and expenses:
Cost of sales	29.5%	27.8%
Restaurant wages and related expenses	30.0%	29.8%
Restaurant rent expense	5.9%	5.7%
Other restaurant operating expenses	15.1%	14.9%
Advertising expense	4.0%	4.5%
General and administrative (including stock-based compensation expense)	6.7%	7.0%

Since March 31, 2007 through March 31, 2008 we have opened ten new Pollo Tropical restaurants, seven new Taco Cabana restaurants and one new Burger King restaurant, which was relocated within its market area. During the same period we closed an additional five Burger King restaurants, one Pollo Tropical restaurant and two Taco Cabana restaurants.

Restaurant Sales. Total restaurant sales for the first quarter of 2008 increased $7.5 million, or 4.0%, to $195.4 million from $187.9 million in the first quarter of 2007 due to sales increases at our Hispanic Brand restaurants of $4.8 million, or 4.9%, and sales increases at our Burger King restaurants of $2.7 million. Restaurant sales at our Hispanic Brand restaurants were $104.2 million in the first quarter of 2008.

Pollo Tropical restaurant sales increased $2.8 million, or 6.7%, to $44.0 million in the first quarter of 2008 due primarily to the opening of eleven new Pollo Tropical restaurants since the beginning of the first quarter of 2007, which contributed $3.7 million in additional sales in the first quarter of 2008 compared to the first quarter of 2007. Comparable restaurant sales at our Pollo Tropical restaurants decreased 1.0% in the first quarter of 2008 due to lower customer traffic. Effective menu price increases were 5.3% in the first quarter of 2008.

Taco Cabana restaurant sales increased $2.1 million, or 3.5%, to $60.2 million in the first quarter of 2008 due primarily to the opening of eight new Taco Cabana restaurants since the beginning of the first quarter of 2007 which contributed $2.4 million of additional sales in the first quarter of 2008 compared to the first quarter of 2007. This increase was partially offset by the closure of five Taco Cabana restaurants since the beginning of the first quarter of 2007. Comparable restaurant sales at our Taco Cabana restaurants increased 0.7% in the first quarter of 2008 due primarily to effective menu price increases of 2.2%.

Burger King restaurant sales increased by $2.7 million to $91.2 million in the first quarter of 2008 due to a comparable restaurant sales increase of 4.0% at our Burger King restaurants partially offset by the closure of seven Burger King restaurants since the beginning of the first quarter of 2007. Effective menu price increases were 3.1% in the first quarter of 2008.

Operating Costs and Expenses. Cost of sales (food and paper costs), as a percentage of total restaurant sales, increased to 29.5% in the first quarter of 2008 from 27.8% in the first quarter of 2007. Pollo Tropical cost of sales, as a percentage of Pollo Tropical restaurant sales, increased to 32.6% in the first quarter of 2008 from 31.8% in the first quarter of 2007 due primarily to higher chicken commodity prices (1.2% of Pollo Tropical sales in the first quarter of 2008) and higher prices of other commodities (0.8% of Pollo Tropical sales) partially offset by the effect of menu price increases. Taco Cabana cost of sales, as a percentage of Taco Cabana restaurant sales, increased to 31.3% in the first quarter of 2008 from 29.2% in the first quarter of 2007 due to higher commodity costs including higher cheese costs (1.3% of Taco Cabana sales in the first quarter of 2007), higher wheat-based product costs (0.5% of Taco Cabana sales) and lower vendor rebates (0.4% of Taco Cabana sales). Burger King cost of sales, as a percentage of Burger King restaurant sales, increased to 26.8% in the first quarter of

2008 from 25.1% in the first quarter of 2007 due to higher commodity costs including beef, cheese, shortening and wheat-based products (2.2% of Burger King sales in the first quarter of 2007) offset in part by the effect of menu price increases since the end of the first quarter of 2007.

Restaurant wages and related expenses, as a percentage of total restaurant sales, increased to 30.0% in the first quarter of 2008 from 29.8% in the first quarter of 2007. Pollo Tropical restaurant wages and related expenses, as a percentage of Pollo Tropical restaurant sales, increased to 25.7% in the first quarter of 2008 from 25.0% in the first quarter of 2007 due primarily to the effect of lower sales volumes on fixed labor costs and higher workers compensation claim costs (0.3% of Pollo Tropical sales). Taco Cabana restaurant wages and related expenses, as a percentage of Taco Cabana restaurant sales, increased to 29.3% in the first quarter of 2008 from 28.3% in the first quarter of 2007 due primarily to the effect of labor cost increases on relatively flat sales and higher restaurant level bonus accruals (0.4% of Taco Cabana sales). Burger King restaurant wages and related expenses, as a percentage of Burger King restaurant sales, decreased to 32.5% in the first quarter of 2008 from 32.9% in the first quarter of 2007 due primarily to the effect of higher sales volumes on fixed labor costs and lower medical insurance claim costs (0.3% of Burger King sales).

Restaurant rent expense, as a percentage of total restaurant sales, increased to 5.9% in the first quarter of 2008 from 5.7% in the first quarter of 2007 due in part to the effect of sale-leaseback transactions entered into since the beginning of the first quarter of 2007 and the reduction of a Taco Cabana unfavorable lease liability in the first quarter of 2007 (0.1% of consolidated restaurant sales).

Other restaurant operating expenses, as a percentage of total restaurant sales, increased to 15.1% in the first quarter of 2008 from 14.9% in the first quarter of 2007. Pollo Tropical other restaurant operating expenses, as a percentage of Pollo Tropical restaurant sales, increased to 14.3% in the first quarter of 2008 from 13.1% in the first quarter of 2007 due primarily to higher repair and maintenance expenses associated with reimaging our restaurants (0.8% of Pollo Tropical sales) and the effect of lower sales volumes on fixed operating costs. Taco Cabana other restaurant operating expenses, as a percentage of Taco Cabana restaurant sales, decreased to 14.5% in the first quarter of 2008 from 14.8% in the first quarter of 2007 due primarily to lower real estate tax expense resulting from lower tax assessments in the state of Texas (0.3% of Taco Cabana sales). Burger King other restaurant operating expenses, as a percentage of Burger King restaurant sales increased to 16.0% in the first quarter of 2008 from 15.8% in the first quarter of 2007 due primarily to higher Burger King royalty expenses and higher fees associated with the acceptance of credit cards (0.1% of Burger King sales).

Advertising expense, as a percentage of total restaurant sales, decreased to 4.0% in the first quarter of 2008 from 4.5% in the first quarter of 2007. Pollo Tropical advertising expense, as a percentage of Pollo Tropical restaurant sales, increased to 3.7% in the first quarter of 2008 from 3.4% in the first quarter of 2007 due to higher radio expenditures. Pollo Tropical advertising costs are currently expected to be approximately 2.6% to 2.8% of Pollo Tropical restaurant sales for all of 2008, but there can be no assurance in this regard. Taco Cabana advertising expense, as a percentage of Taco Cabana restaurant sales, decreased to 3.7% in the first quarter of 2008 from 5.3% in the first quarter of 2007 due primarily to the timing of promotions in 2007. Taco Cabana advertising costs are currently expected to be approximately 4.4% to 4.6% of Taco Cabana restaurant sales for all of 2008, but there can be no assurance in this regard. Burger King advertising expense, as a percentage of Burger King restaurant sales, decreased to 4.4% in the first quarter of 2008 from 4.6% in the first quarter of 2007 due to decreased promotional activities in certain of our Burger King markets.

General and administrative expenses decreased $0.2 million in the first quarter of 2008 or, as a percentage of total restaurant sales, to 6.7% in the first quarter of 2008 from 7.0% in the first quarter of 2007 due primarily to lower administrative bonus accruals in the first quarter of 2008 of $0.4 million.

Segment EBITDA. As a result of the factors above, Segment EBITDA for our Pollo Tropical restaurants decreased to $6.0 million in the first quarter of 2008 from $6.8 million in the first quarter of 2007. Segment EBITDA for our Taco Cabana restaurants decreased to $6.6 million in the first quarter of 2008 from $7.4 million in the first quarter of 2007. Segment EBITDA for our Burger King restaurants decreased to $5.6 million in the first quarter of 2008 from $5.8 million in the first quarter of 2007.

Depreciation and Amortization and Impairment Losses. Depreciation and amortization expense increased to $8.0 million in the first quarter of 2008 from $7.7 million in the first quarter of 2007 due primarily to our capital expenditures of $57.8 million since the end of the first quarter of 2007. There were no significant impairment losses in the first quarter of 2008 or 2007.

Interest Expense. Interest expense decreased $0.9 million to $7.4 million in the first quarter of 2008 from $8.4 million in the first quarter of 2007 due to lower effective interest rates on our LIBOR based borrowings under our senior credit facility. The weighted average interest rate on our long-term debt, excluding lease financing obligations, for the first quarter of 2008 decreased to 7.4% from 8.4% in the first quarter of 2007. Interest expense on lease financing obligations was $1.3 million in the first quarter of 2008 compared to $1.5 million in the first quarter of 2007.

Provision for Income Taxes. The provision for income taxes for the three months ended March 31, 2008 was derived using an estimated effective annual income tax rate for 2008 of 38.0%, which excludes any discrete tax adjustments. Discrete tax adjustments reduced the provision for income taxes by $46 for the three months ended March 31, 2008. The provision for income taxes for the three months ended March 31, 2007 was derived using an estimated effective annual income tax rate for 2007 of 36.1%. There were no discrete tax adjustments for the three months ended March 31, 2007.

Net Income. As a result of the foregoing, net income was $1.4 million in the first quarter of 2008 compared to $1.6 million in the first quarter of 2007.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements other than our operating leases, which are primarily for our restaurant properties and not recorded on our consolidated balance sheet.

Application of Critical Accounting Policies

Our unaudited interim consolidated financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America. Preparing consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. These estimates and assumptions are affected by the application of our accounting policies. Our significant accounting policies are described in the “Significant Accounting Policies” footnote in the notes to our Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2007. Critical accounting estimates are those that require application of management’s most difficult, subjective or complex judgments, often as a result of matters that are inherently uncertain and may change in subsequent periods.

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

Accrued occupancy costs. We make estimates of accrued occupancy costs pertaining to closed restaurant locations on an ongoing basis. These estimates require assessment and continuous evaluation of a number of factors such as the remaining contractual period under our lease obligations, the amount of sublease income we are able to realize on a particular property and estimates of other costs such as property taxes. Differences between actual future events and prior estimates could result in adjustments to these accrued costs. At March 31, 2008 we had five non-operating restaurant properties.

Insurance liabilities. We are insured for workers’ compensation, general liability and medical insurance claims under policies where we pay all claims, subject to annual stop-loss limitations both for individual claims and claims in the aggregate. At March 31, 2008, we had $7.5 million accrued for these insurance claims. We record insurance liabilities based on historical and industry trends, which are continually monitored, and adjust accruals as warranted by changing circumstances. Since there are many estimates and assumptions involved in recording these insurance liabilities, including the ability to estimate the future development of incurred claims based on historical trends, differences between actual future events and prior estimates and assumptions could result in adjustments to these liabilities.

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

Evaluation of Goodwill. We must evaluate our recorded goodwill under Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”) on an ongoing basis. We have elected to conduct our annual impairment review of goodwill assets at December 31. Our review at December 31, 2007 indicated there has been no impairment as of that date. This annual evaluation of goodwill requires us to make estimates and assumptions to determine the fair value of our reporting units including projections regarding future operating results of each restaurant over its remaining lease term and market values. These estimates may differ from actual future events and if these estimates or related projections change in the future, we may be required to record impairment charges for these assets.

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

We also must evaluate under SFAS 98 sales of our restaurants which occur in sale-leaseback transactions to determine the proper accounting for the proceeds of such sales either as a sale or a financing. This evaluation requires certain judgments in determining whether or not clauses in the lease or any related agreements constitute continuing involvement under SFAS 98. These judgments must also consider the various interpretations of SFAS 98 since its issuance. For those sale-leasebacks that are accounted for as financing transactions, we must estimate our incremental borrowing rate, or another rate in cases where the incremental borrowing rate is not appropriate to utilize, for purposes of determining interest expense and the resulting amortization of the lease financing obligation. Changes in the determination of the incremental borrowing rates or other rates utilized in connection with the accounting for lease financing transactions could have a significant effect on the interest expense and underlying balance of the lease financing obligations.

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

Effects of New Accounting Standards

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). This statement defines fair value, establishes a framework for using fair value to measure assets and liabilities and expands disclosures about fair value measurements. The statement applies whenever other pronouncements require or permit assets or liabilities to be measured at fair value. In February 2007, the FASB issued FSP FAS 157-2, delaying the effective date of SFAS 157 for certain nonfinancial assets and liabilities to fiscal years beginning after November 15, 2008. The implementation of SFAS 157 for financial assets and financial liabilities, effective for fiscal 2008, did not have a material impact on our consolidated financial statements. We are currently assessing the impact of SFAS 157 for nonfinancial assets and liabilities on our consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Liabilities – Including an Amendment of FASB Statement No. 115” (“SFAS 159”). This statement permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS 159 is effective in our fiscal year beginning January 1, 2008. We have decided not to adopt this optional standard for our current financial assets and liabilities.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financials Statements, an Amendment of ARB No. 51” (“SFAS 160”). SFAS 160 clarifies the accounting for non controlling interests and establishes accounting and reporting standards for the noncontrolling interest in a subsidiary, including classification as a component of equity. SFAS 160 is effective for fiscal years beginning after December 15, 2008. We are currently evaluating the impact that adopting SFAS 160 will have on our consolidated financial statements.

In December 2007, the SEC issued Staff Accounting Bulletin (“SAB”) No. 110 (“SAB 110”). SAB 110 expresses the views of the SEC regarding the use of a “simplified” method, as discussed in SAB 107, “Share-Based Payment”, in developing an estimate of the expected term of “plain vanilla” share options in accordance with SFAS No. 123(R). SAB 110 allows public companies which do not have historically sufficient experience to provide a reasonable estimate to continue use of the simplified method to estimate expected term of “plain vanilla” share option grants after December 31, 2007. We currently use and will continue to use the simplified method to estimate the expected term for share option grants until we have enough historical experience to provide a reasonable estimate of expected term in accordance with SAB 110. We do not expect SAB 110 will have a material impact on our consolidated financial statements.

Forward Looking Statements

This Quarterly Report on Form 10-Q contains statements which constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Statements that are predictive in nature or that depend upon or refer to future events or conditions are forward-looking statements. These statements are often identified by the words “may,” “might,” “will,” “should,” “anticipate,” “believe,” “expect,” “intend,” “estimate,” “hope” or similar expressions. In addition, expressions of our strategies, intentions or plans are also forward looking statements. These statements reflect management’s current views with respect to future events and are subject to risks and uncertainties, both known and unknown. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their date. There are important factors that could cause actual results to differ materially from those in forward-looking statements, many of which are beyond our control. Investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those projected or implied in the forward-looking statements. We believe important factors that could cause actual results to differ materially from our expectations include the following, in addition to other risks and uncertainties discussed herein and in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

•	Competitive conditions;

•	Regulatory factors;

•	Environmental conditions and regulations;

•	General economic conditions, particularly at the retail level;

•	Weather conditions;

•	Increases in commodity costs;

•	Fuel prices;

•	Significant disruptions in service or supply by any of our suppliers or distributors;

•	Changes in consumer perception of dietary health and food safety;

•	Labor and employment benefit costs;

•	The outcome of pending or future legal proceedings;

•	Our ability to manage our growth and successfully implement our business strategy;

•	The risks associated with the expansion of our business;

•	General risks associated with the restaurant industry;

•	Our inability to integrate any businesses we acquire;

•	Our borrowing costs and credit ratings, which may be influenced by the credit ratings of our competitors;

•	The availability and terms of necessary or desirable financing or refinancing and other related risks and uncertainties;

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

Inflation

The inflationary factors that have historically affected our results of operations include increases in food and paper costs, labor and other operating expenses and energy costs. Wages paid in our restaurants are impacted by changes in the Federal and state hourly minimum wage rates. Accordingly, changes in the Federal and state hourly minimum wage rates directly affect our labor costs. We typically attempt to offset the effect of inflation, at least in part, through periodic menu price increases and various cost reduction programs. However, no assurance can be given that we will be able to offset such inflationary cost increases in the future.

ITEM 3—QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

There were no material changes from the information presented in Item 7A included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 with respect to the Company’s market risk sensitive instruments.

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

We have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report, with the participation of our Chief Executive Officer and Chief Financial Officer, as well as other key members of our management. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 30, 2008.

No change occurred in our internal control over financial reporting during the first quarter of 2008 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings

There were no material changes to the disclosure made in our Annual Report on Form 10-K for the year ended December 31, 2007 regarding these matters.

Item 1A.	RISK FACTORS

Part I — Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2007 describes important factors that could cause our actual operating results to differ materially from those indicated or suggested by forward-looking statements made in this Form 10-Q or presented elsewhere by management from time-to-time. There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.	Default Upon Senior Securities

None

Item 4.	Submission of Matters to a Vote of Security Holders

None

Item 5.	Other Information

None

Item 6.	Exhibits

(a) The following exhibits are filed as part of this report.

Exhibit No.

31.1	Chief Executive Officer’s Certificate Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Carrols Restaurant Group, Inc.

31.2	Chief Financial Officer’s Certificate Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Carrols Restaurant Group, Inc.

31.3	Chief Executive Officer’s Certificate Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Carrols Corporation.

31.4	Chief Financial Officer’s Certificate Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Carrols Corporation.

32.1	Chief Executive Officer’s Certificate Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Carrols Restaurant Group, Inc.

32.2	Chief Financial Officer’s Certificate Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Carrols Restaurant Group, Inc.

32.3	Chief Executive Officer’s Certificate Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Carrols Corporation.

32.4	Chief Financial Officer’s Certificate Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Carrols Corporation.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CARROLS RESTAURANT GROUP, INC.

Date: May 7, 2008	/s/ ALAN VITULI
(Signature)
Alan Vituli Chairman of the Board and Chief Executive Officer

Date: May 7, 2008	/s/ PAUL R. FLANDERS
(Signature)
Paul R. Flanders Vice President – Chief Financial Officer and Treasurer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CARROLS CORPORATION

Date: May 7, 2008	/s/ ALAN VITULI
(Signature)
Alan Vituli Chairman of the Board and Chief Executive Officer

Date: May 7, 2008	/s/ PAUL R. FLANDERS
(Signature)
Paul R. Flanders Vice President – Chief Financial Officer and Treasurer