Form 10-Q
period 2009-03-29
CARROLS CORP; CARROLS RESTAURANT GROUP, INC.
filed 2009-05-06
CIK 17927, 809248

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 29, 2009

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

Carrols Corporation meets the conditions set forth in General Instruction H(1) and is therefore filing this form with reduced disclosure format pursuant to General Instruction H(2).

Indicate by check mark whether either of the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days.

Yes  ☒    No  ☐

        Indicate by check mark whether the registrants have submitted electronically and posted on their corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

        Indicate by check mark whether the registrants are large accelerated filers, accelerated filers, non-accelerated filers or smaller reporting companies. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act, (Check one):

Carrols Restaurant Group, Inc.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Carrols Corporation

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether either of the registrants are shell companies (as defined in Rule 12b-2 of the Exchange Act) Yes  ☐    No  ☒

As of May 1, 2009, Carrols Restaurant Group, Inc. had 21,592,462 shares of its common stock, $.01 par value, outstanding. As of May 1, 2009, all outstanding equity securities of Carrols Corporation, which consisted of 10 shares of its common stock, were owned by Carrols Restaurant Group, Inc.

CARROLS RESTAURANT GROUP, INC. AND CARROLS CORPORATION

FORM 10-Q

QUARTER ENDED MARCH 29, 2009

PART I—FINANCIAL INFORMATION

ITEM 1—INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

CARROLS RESTAURANT GROUP, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(In thousands of dollars, except share and per share amounts)

(Unaudited)

	March 31, 2009	December 31, 2008
ASSETS
Current assets:
Cash and cash equivalents	$3,538	$3,399
Trade and other receivables	5,526	5,622
Inventories	5,100	5,588
Prepaid rent	2,979	2,998
Prepaid expenses and other current assets	7,849	6,738
Deferred income taxes	4,890	4,890

Total current assets	29,882	29,235
Property and equipment, net	194,254	195,376
Franchise rights, net (Note 4)	76,086	76,870
Goodwill (Note 4)	124,934	124,934
Intangible assets, net	643	675
Franchise agreements, at cost less accumulated amortization of $5,634 and $5,729, respectively	5,849	5,826
Deferred income taxes	5,937	6,697
Other assets	10,100	10,585

Total assets	$447,685	$450,198

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt (Note 5)	$13,591	$12,093
Accounts payable	20,572	18,789
Accrued interest	3,298	7,742
Accrued payroll, related taxes and benefits	17,013	15,431
Accrued income taxes	2,423	2,099
Accrued real estate taxes	2,254	3,803
Other liabilities	12,378	10,848

Total current liabilities	71,529	70,805
Long-term debt, net of current portion (Note 5)	281,281	289,202
Lease financing obligations (Note 9)	14,868	14,859
Deferred income—sale-leaseback of real estate	42,850	43,447
Accrued postretirement benefits (Note 8)	1,636	1,697
Other liabilities (Note 7)	21,689	21,729

Total liabilities	433,853	441,739
Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock, par value $.01; authorized 20,000,000 shares, issued and outstanding—none	—	—
Voting common stock, par value $.01; authorized 100,000,000 shares, issued and outstanding - 21,592,462 at both dates	216	216
Additional paid-in capital	695	348
Retained earnings	11,098	6,072
Accumulated other comprehensive income (Note 13)	1,964	1,964
Treasury stock, at cost	(141)	(141)

Total stockholders’ equity	13,832	8,459

Total liabilities and stockholders’ equity	$447,685	$450,198

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CARROLS RESTAURANT GROUP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2009 AND 2008

(In thousands of dollars, except share and per share amounts)

(Unaudited)

	2009	2008
Revenues:
Restaurant sales	$200,989	$195,393
Franchise royalty revenues and fees	354	360

Total revenues	201,343	195,753

Costs and expenses:
Cost of sales	58,273	57,629
Restaurant wages and related expenses (including stock-based compensation expense of $52 and $57, respectively)	58,643	58,541
Restaurant rent expense	12,432	11,483
Other restaurant operating expenses	29,414	29,545
Advertising expense	8,011	7,824
General and administrative (including stock-based compensation expense of $295 and $417, respectively)	13,218	12,995
Depreciation and amortization	7,870	8,022
Impairment and other lease charges (Note 3)	291	21

Total costs and expenses	188,152	186,060

Income from operations	13,191	9,693
Interest expense	5,151	7,434

Income before income taxes	8,040	2,259
Provision for income taxes (Note 6)	3,014	813

Net income	$5,026	$1,446

Basic and diluted net income per share (Note 12)	$0.23	$0.07
Basic weighted average common shares outstanding (Note 12)	21,592,462	21,571,565
Diluted weighted average common shares outstanding (Note 12)	21,594,938	21,574,239

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CARROLS RESTAURANT GROUP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

THREE MONTHS ENDED MARCH 31, 2009 AND 2008

(In thousands of dollars)

(Unaudited)

	2009	2008
Cash flows provided from (used for) operating activities:
Net income	$5,026	$1,446
Adjustments to reconcile net income to net cash provided from (used for) operating activities:
Loss on disposals of property and equipment	54	62
Stock-based compensation	347	474
Impairment and other lease charges	291	21
Depreciation and amortization	7,870	8,022
Amortization of deferred financing costs	245	298
Amortization of unearned purchase discounts	(539)	(539)
Amortization of deferred gains from sale-leaseback transactions	(772)	(513)
Accretion of interest on lease financing obligations	9	60
Deferred income taxes	760	311
Accrued income taxes	324	(208)
Changes in other operating assets and liabilities:	(1,280)	(10,312)

Net cash provided from (used for) operating activities	12,335	(878)

Cash flows used for investing activities:
Capital expenditures:
New restaurant development	(3,834)	(7,430)
Restaurant remodeling	(2,340)	(2,638)
Other restaurant capital expenditures	(1,093)	(2,077)
Corporate and restaurant information systems	(698)	(704)

Total capital expenditures	(7,965)	(12,849)
Proceeds from sale-leaseback transactions	1,943	1,735
Proceeds from sales of other properties	249	—

Net cash used for investing activities	(5,773)	(11,114)

Cash flows provided from (used for) financing activities:
Borrowings on revolving credit facility	21,900	41,800
Repayments on revolving credit facility	(26,800)	(33,100)
Scheduled principal payments on term loans	(1,500)	—
Principal payments on capital leases	(23)	(42)

Net cash provided from (used for) financing activities	(6,423)	8,658

Net increase (decrease) in cash and cash equivalents	139	(3,334)
Cash and cash equivalents, beginning of period	3,399	7,396

Cash and cash equivalents, end of period	$3,538	$4,062

Supplemental disclosures:
Interest paid on long-term debt	$8,990	$9,749
Interest paid on lease financing obligations	$352	$1,259
Accruals for capital expenditures	$940	$841
Income taxes paid, net	$1,930	$709
Capital lease obligations incurred	$—	$117

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

The difference between the consolidated financial statements of Carrols Restaurant Group and Carrols is primarily due to additional rent expense of approximately $6 per year for Carrols Restaurant Group and the composition of stockholders’ equity.

Business Description. At March 31, 2009 the Company operated, as franchisee, 316 quick-service restaurants under the trade name “Burger King” in 12 Northeastern, Midwestern and Southeastern states. At March 31, 2009, the Company also owned and operated 90 Pollo Tropical restaurants, of which 85 were located in Florida, four were in New Jersey and one was in Connecticut, and franchised a total of 25 Pollo Tropical restaurants, 21 in Puerto Rico, two in Ecuador and two on college campuses in Florida. At March 31, 2009, the Company owned and operated 153 Taco Cabana restaurants located primarily in Texas and franchised a total of four Taco Cabana restaurants, two in New Mexico, one in Texas and one in Georgia.

Fiscal Year. The Company uses a 52-53 week fiscal year ending on the Sunday closest to December 31. All references herein to the fiscal years ended December 28, 2008 and December 30, 2007 will be referred to as the fiscal years ended December 31, 2008 and 2007, respectively. Similarly, all references herein to the three months ended March 29, 2009 and March 30, 2008 will be referred to as the three months ended March 31, 2009 and March 31, 2008, respectively. The years ended December 31, 2008 and 2007 each contained 52 weeks and the three months ended March 31, 2009 and 2008 each contained thirteen weeks.

Basis of Presentation. The accompanying unaudited consolidated financial statements for the three months ended March 31, 2009 and 2008 have been prepared without an audit, pursuant to the rules and regulations of the Securities and Exchange Commission and do not include certain of the information and the footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all normal and recurring adjustments considered necessary for a fair presentation of such financial statements have been included. The results of operations for the three months ended March 31, 2009 and 2008 are not necessarily indicative of the results to be expected for the full year.

These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2008 contained in the Company’s 2008 Annual Report on Form 10-K. The December 31, 2008 balance sheet data is derived from those audited financial statements.

Fair Value of Financial Instruments. The following methods were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate the fair value:

•	Current Assets and Liabilities. The carrying value of cash and cash equivalents and accrued liabilities approximates fair value because of the short maturity of those instruments.

•

Senior Subordinated Notes. The fair values of outstanding senior subordinated notes are based on quoted market prices. The fair values at March 31, 2009 and December 31, 2008 were approximately $142.7 million and $111.4 million, respectively.

•

Revolving and Term Loan Facilities. Rates and terms under Carrols’ senior credit facility are significantly favorable to debt with similar terms and maturities that could be potentially obtainable, if at all, at March 31, 2009. Given the lack of comparative information regarding such debt it is not practicable to estimate the fair value of our existing borrowings at March 31, 2009.

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

On January 15, 2009, the Company granted in the aggregate options to purchase 521,900 shares of its common stock, consisting of 160,000 shares of non-qualified stock options and 361,900 shares of incentive stock options (“ISOs”). The non-qualified stock options and ISOs granted are exercisable for up to one-fifth of the total number of option shares on or after the first anniversary of the grant date and as of the first day of each month thereafter are exercisable for an additional one-sixtieth of the total number of option shares until fully exercisable. The options expire seven years from the date of the grant and were issued with an exercise price equal to the fair market value of the stock price, or $2.60 per share of common stock, on the date of grant.

The Company currently uses and will continue to use the simplified method to estimate the expected term for share option grants until it has enough historical experience to provide a reasonable estimate of expected term in accordance with Staff Accounting Bulletin No. 110 (“SAB 110”). The weighted average fair-value of options granted during the three months ended March 31, 2009 was $1.12 which was estimated using the Black-Scholes option pricing model with the following weighted-average assumptions:

2009
Risk-free interest rate	1.33%
Annual dividend yield	0%
Expected term	4.8 years
Expected volatility	49%

Stock-based compensation expense for the three months ended March 31, 2009 and 2008 was $0.3 million and $0.5 million, respectively.

As of March 31, 2009, the total non-vested stock-based compensation expense relating to the options and restricted shares is approximately $3.7 million and the Company expects to record an additional $1.1 million as compensation expense in 2009. The remaining weighted average vesting period for stock options and restricted shares is 3.7 years and 1.9 years at March 31, 2009, respectively.

Stock Options

A summary of all option activity for the three months ended March 31, 2009 was as follows:

	2006 Plan
	Number of Options	Weighted Average Exercise Price	Average Remaining Contractual Life	Aggregate Intrinsic Value (in thousands) (1)
Options outstanding at January 1, 2009	1,710,764	$12.17	5.3	$—
Granted	521,900	2.60
Forfeited	(27,471)	13.06

Options outstanding at March 31, 2009	2,205,193	$9.89	5.5	$494

Vested or expected to vest (as of March 31, 2009)	2,164,072	$9.91	5.5	$482

Options exercisable at March 31, 2009	624,128	$13.16	4.9

CARROLS RESTAURANT GROUP, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(in thousands of dollars except share and per share amounts)

(1)	The aggregate intrinsic value was calculated using the difference between the market price of the Company’s common stock at March 31, 2009 and the grant price for only those awards that have a grant price that is less than the market price of the Company’s common stock at March 31, 2009.

Restricted Shares

During the three months ended March 31, 2009, there were an aggregate of 6,300 restricted shares granted to certain employees. The restricted shares granted to employees vest 100% three years from the date of grant. The restricted stock activity for the three months ended March 31, 2009 was as follows:

	Shares	Weighted Average Grant Date Price
Nonvested at January 1, 2009	42,591	$11.25
Granted	6,300	2.60
Forfeited	(1,129)	9.08

Nonvested at March 31, 2009	47,762	$10.16

The value of restricted shares is determined based on the Company’s closing price on the date of grant.

3. Impairment of Long-Lived Assets and Other Lease Charges

The Company reviews its long-lived assets, principally property and equipment, for impairment at the restaurant level. If an indicator of impairment exists for any of its assets, an estimate of the undiscounted future cash flows for each restaurant is compared to the carrying value of that restaurant’s long-lived assets. If the carrying value is greater than the undiscounted cash flow, the Company then determines the fair value of the asset and if an asset is determined to be impaired, the loss is measured by the excess of the carrying amount of the asset over its fair value in addition to any lease liabilities to be incurred for non-operating restaurants.

Impairment losses and other lease charges recorded on long-lived assets for its segments were as follows:

	Three months ended March 31,
	2009	2008
Burger King	$22	$21
Pollo Tropical	269	—

	$291	$21

During the three months ended March 31, 2009, the Company closed one Pollo Tropical restaurant property in Florida whose fixed assets were impaired in the fourth quarter of 2008, and recorded a charge of $0.3 million which principally consisted of future minimum lease payments and related ancillary costs from the date of the closure to the end of the remaining lease term, net of any estimated cost recoveries from subletting the property.

4. Goodwill and Franchise Rights

Goodwill. Goodwill is reviewed for impairment annually, or more frequently when events and circumstances indicate that the carrying amounts may be impaired. The Company performs its annual impairment assessment as of December 31 and does not believe circumstances have changed since the last assessment date which would make it necessary to reassess their values. In performing its goodwill impairment test, the Company compares the net book values of its reporting units to their estimated fair values. In determining the estimated fair values of the reporting units, the Company employs a combination of a discounted cash flow analysis and a market-based approach. The results of the discounted cash flow analyses are corroborated with other value indicators where available, such as comparable company earnings multiples and research analyst estimates. No impairment losses have been recognized as a result of these tests. Goodwill balances are summarized below:

	Pollo Tropical	Taco Cabana	Burger King	Total
Balance, March 31, 2009	$56,307	$67,177	$1,450	$124,934

CARROLS RESTAURANT GROUP, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(in thousands of dollars except share and per share amounts)

Burger King Franchise Rights. Amounts allocated to franchise rights for each Burger King acquisition are amortized using the straight-line method over the average remaining term of the acquired franchise agreements plus one twenty-year renewal period. The Company assesses the potential impairment of franchise rights whenever events or changes in circumstances indicate that the carrying value may not be recoverable. If an indicator of impairment exists, an estimate of the aggregate undiscounted future cash flows from the acquired restaurants is compared to the respective carrying value of franchise rights for each Burger King acquisition and if an asset is determined to be impaired, the loss is measured by the excess of the carrying amount of the asset over its fair value. There were no impairment charges recorded against franchise rights for the three months ended March 31, 2009 and 2008.

Amortization expense related to Burger King franchise rights was $784 and $801 for the three months ended March 31, 2009 and 2008, respectively. The Company estimates the amortization expense for the year ending December 31, 2009 and for each of the five succeeding years to be $3,197.

5. Long-term Debt

Long-term debt at March 31, 2009 and December 31, 2008 consisted of the following:

	March 31, 2009	December 31, 2008
Collateralized:
Senior Credit Facility-Revolving credit facility	$13,100	$18,000
Senior Credit Facility-Term loan A facility	115,500	117,000
Unsecured:
9% Senior Subordinated Notes	165,000	165,000
Capital leases	1,272	1,295

	294,872	301,295
Less: current portion	(13,591)	(12,093)

	$281,281	$289,202

Senior Credit Facility. On March 9, 2007, Carrols terminated and replaced its prior senior credit facility with a new senior credit facility with a syndicate of lenders. Carrols’ senior credit facility initially totaled approximately $185 million, consisting of $120 million principal amount of term loan A borrowings maturing on March 8, 2013 (or earlier on March 31, 2012 if the 9% Senior Subordinated Notes due 2013 are not refinanced by June 30, 2012) and a $65.0 million revolving credit facility (including a sub limit of up to $25.0 million for letters of credit and up to $5.0 million for swingline loans), maturing on March 8, 2012.

The term loan and revolving credit borrowings under the senior credit facility bear interest at a per annum rate, at Carrols’ option, of either:

1) the applicable margin ranging from 0% to 0.25% based on Carrols’ senior leverage ratio (as defined in the senior credit facility) plus the greater of (i) the prime rate or (ii) the federal funds rate for that day plus 0.5%; or

2) Adjusted LIBOR plus the applicable margin percentage in effect ranging from 1.0% to 1.5% based on Carrols’ senior leverage ratio. At March 31, 2009 the LIBOR margin percentage was 1.25%.

At March 29, 2009, outstanding term loan borrowings under the senior credit facility were $115.5 million with the remaining balance due and payable as follows:

1) one quarterly installment of $1.5 million on March 31, 2009;

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

CARROLS RESTAURANT GROUP, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(in thousands of dollars except share and per share amounts)

After reserving $14.3 million for letters of credit guaranteed by the facility, $37.6 million was available for borrowings under the revolving credit facility at March 31, 2009.

Under the senior credit facility, Carrols is also required to make mandatory prepayments of principal on its term loan borrowings (a) annually in an initial amount equal to 50% of Excess Cash Flow depending upon Carrols’ Total Leverage Ratio (as such terms are defined in the senior credit facility), (b) in the event of certain dispositions of assets (all subject to certain exceptions) and insurance proceeds, in an amount equal to 100% of the net proceeds received by Carrols therefrom, and (c) in an amount equal to 100% of the net proceeds from any subsequent issuance of debt. The senior credit facility contains customary default provisions as provided therein, including without limitation, a cross default provision pursuant to which it is an event of default under the senior credit facility if there is a default in the payment of any principal of or interest on any indebtedness of Carrols having an outstanding principal amount of at least $2.5 million (excluding lease financing obligations but which would include the Indenture governing the Notes, as defined below) or any event or condition which results in the acceleration of such indebtedness prior to its stated maturity.

In general, Carrols’ obligations under the senior credit facility are guaranteed by the Company and all of Carrols’ material subsidiaries and are collateralized by a pledge of Carrols’ common stock and the stock of each of Carrols’ material subsidiaries. The senior credit facility contains certain covenants, including, without limitation, those limiting Carrols’ ability to incur indebtedness, incur liens, sell or acquire assets or businesses, change the nature of its business, engage in transactions with related parties, make certain investments or pay dividends. In addition, Carrols is required to meet certain financial ratios, including fixed charge coverage, senior leverage, and total leverage ratios (all as defined under the senior credit facility). Carrols was in compliance with the covenants under its senior credit facility as of March 31, 2009.

Senior Subordinated Notes. On December 15, 2004, Carrols issued $180 million of 9% Senior Subordinated Notes due 2013 (the “Notes”). At both March 31, 2009 and December 31, 2008, $165.0 million principal amount of the senior subordinated notes were outstanding. During 2008, Carrols repurchased and retired $15.0 million principal amount of the Notes in open market transactions for $10.4 million resulting in a gain on extinguishment of debt of $4.4 million, net of a $0.3 million write-off of deferred financing costs.

Restrictive covenants under the Notes include limitations with respect to the Carrols’ ability to issue additional debt, incur liens, sell or acquire assets or businesses, pay dividends and make certain investments. The Indenture governing the Notes contains customary default provisions as provided therein, including without limitation, a cross default provision pursuant to which it is an event of default under the Notes and the Indenture if there is a default under any indebtedness of Carrols having an outstanding principal amount of $20 million or more (which would include the senior credit facility) if such default results in the acceleration of such indebtedness prior to its stated maturity or is caused by a failure to pay principal when due. Carrols was in compliance with the restrictive covenants in the Indenture governing the Notes as of March 31, 2009.

6. Income Taxes

The provision for income taxes for the three months ended March 31, 2009 and 2008 was comprised of the following:

	Three Months Ended March 31,
	2009	2008
Current	$2,254	$502
Deferred	760	311

	$3,014	$813

The provision for income taxes for the three months ended March 31, 2009 was derived using an estimated effective annual income tax rate for 2009 of 37.5%, which excludes any discrete tax adjustments. There were no discrete tax adjustments in the three months ended March 31, 2009. The provision for income taxes for the three months ended March 31, 2008 was derived using an estimated effective annual income tax rate for 2008 of 38.0%, which excludes any discrete tax adjustments. Discrete tax adjustments reduced the provision for income taxes by $46 for the three months ended March 31, 2008.

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. As of March 31, 2009 and 2008, the Company had no unrecognized tax benefits and no accrued interest related to uncertain tax positions.

CARROLS RESTAURANT GROUP, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(in thousands of dollars except share and per share amounts)

The tax years 2005-2007 remain open to examination by the major taxing jurisdictions to which the Company is subject. It is not possible to reasonably estimate any possible change in the unrecognized tax benefits within the next twelve months due to the uncertainties regarding the timing of any examinations.

7. Other Liabilities, Long-Term

Other liabilities, long-term, at March 31, 2009 and December 31, 2008 consisted of the following:

	March 31, 2009	December 31, 2008
Unearned purchase discounts	$21	$24
Accrued occupancy costs	11,092	10,949
Accrued workers’ compensation costs	4,285	4,312
Deferred compensation	2,968	3,244
Other	3,323	3,200

	$21,689	$21,729

8. Postretirement Benefits

The Company provides postretirement medical and life insurance benefits covering substantially all Burger King administrative and restaurant management salaried employees who retire or terminate after qualifying for such benefits. A December 31 measurement date is used for postretirement benefits.

The following summarizes the components of net periodic benefit cost (income):

	Three Months Ended March 31,
	2009	2008
Service cost	$7	$38
Interest cost	28	71
Amortization of net gains and losses	(84)	41
Amortization of prior service credit	21	(113)

Net periodic postretirement benefit cost (income)	$(28)	$37

During the three months ended March 31, 2009, the Company made contributions of $35 to its postretirement plan and expects to make additional contributions during 2009.

9. Lease Financing Obligations

The Company has previously entered into sale-leaseback transactions involving certain restaurant properties that did not qualify for sale-leaseback accounting and as a result, were classified as financing transactions under Statement of Financial Accounting Standards (“SFAS”) No. 98, “Accounting for Leases” (“SFAS 98”). Under the financing method, the assets remain on the consolidated balance sheet and proceeds received by the Company from these transactions are recorded as a financing liability. Payments under these leases are applied as payments of imputed interest and deemed principal on the underlying financing obligations.

In the second quarter of 2008, the Company purchased from the lessor six restaurant properties for $5.5 million that were previously accounted for as lease financing obligations.

In late 2008, the Company also amended or modified certain lease provisions and terminated certain purchase options, for certain restaurant leases previously accounted for as lease financing obligations. The changes permitted 24 leases to qualify as operating leases and the related sale-leaseback transactions to be recorded as sales, which removed all of the respective assets under lease financing obligations and related liabilities from its consolidated balance sheet. The gains from these sales were generally deferred and are being amortized as an adjustment to rent expense over the remaining term of the underlying leases.

CARROLS RESTAURANT GROUP, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(in thousands of dollars except share and per share amounts)

As a result of these transactions in 2008, the Company reduced its lease financing obligations by $38.1 million, reduced its assets under lease financing obligations by $23.3 million and recorded deferred gains of $8.8 million. Interest expense associated with lease financing obligations, including settlement gains and losses, for the three months ended March 31, 2009 and 2008 was $0.4 million and $1.3 million, respectively.

10. Business Segment Information

The Company is engaged in the quick-service and quick-casual restaurant industry, with three restaurant concepts: Burger King, operating as a franchisee, and Pollo Tropical and Taco Cabana, both Company-owned concepts. The Company’s Burger King restaurants are all located in the United States, primarily in the Northeast, Southeast and Midwest. Pollo Tropical is a quick-casual restaurant chain featuring grilled marinated chicken and authentic “made from scratch” side dishes. Pollo Tropical’s restaurants are primarily located in south and central Florida. Taco Cabana is a quick-casual restaurant chain featuring fresh Mexican style food, including flame-grilled beef and chicken fajitas, quesadillas and other Tex-Mex dishes. Taco Cabana’s restaurants are primarily located in Texas.

The accounting policies of each segment are the same as those described in the summary of significant accounting policies. The following table includes Segment EBITDA which is the measure of segment profit or loss reported to the chief operating decision maker for purposes of allocating resources to the segments and assessing their performance. Segment EBITDA is defined as earnings attributable to the applicable segment before interest, income taxes, depreciation and amortization, impairment and other lease charges, stock-based compensation expense, other income and gains and losses on extinguishment of debt.

The “Other” column includes corporate related items not allocated to reportable segments, including stock-based compensation expense. Other identifiable assets consist primarily of cash, certain other assets, corporate property and equipment, including restaurant information systems expenditures, goodwill and deferred income taxes.

Three Months Ended	Pollo Tropical	Taco Cabana	Burger King	Other	Consolidated
March 31, 2009:
Revenues	$44,138	$62,714	$94,491	$—	$201,343
Cost of sales	14,644	18,359	25,270	—	58,273
Restaurant wages and related expenses	10,896	18,195	29,500	52	58,643
General and administrative expense (1)	2,347	2,956	7,620	295	13,218
Depreciation and amortization	1,952	2,234	3,345	339	7,870
Segment EBITDA	6,465	8,206	7,028
Capital expenditures, including acquisitions	855	3,786	2,626	698	7,965
March 31, 2008:
Revenues	$44,332	$60,257	$91,164	$—	$195,753
Cost of sales	14,341	18,836	24,452	—	57,629
Restaurant wages and related expenses	11,300	17,650	29,534	57	58,541
General and administrative expense (1)	2,566	3,006	7,006	417	12,995
Depreciation and amortization	1,916	2,071	3,638	397	8,022
Segment EBITDA	6,004	6,582	5,624
Capital expenditures, including acquisitions	6,546	2,882	2,717	704	12,849
Identifiable Assets:
At March 31, 2009	$60,979	$68,579	$142,507	$175,620	$447,685
At December 31, 2008	64,550	67,093	143,152	175,403	450,198

(1)	For the Pollo Tropical and Taco Cabana segments, such amounts include general and administrative expenses related directly to each segment. For the Burger King segment such amounts include general and administrative expenses related directly to the Burger King segment as well as expenses associated with administrative support to all three of the Company’s segments including executive management, information systems and certain accounting, legal and other administrative functions.

CARROLS RESTAURANT GROUP, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(in thousands of dollars except share and per share amounts)

A reconciliation of segment EBITDA to consolidated net income is as follows:

	Three Months Ended March 31,
	2009	2008
Segment EBITDA:
Pollo Tropical	$6,465	$6,004
Taco Cabana	8,206	6,582
Burger King	7,028	5,624

Subtotal	21,699	18,210
Less:
Depreciation and amortization	7,870	8,022
Impairment and other lease charges	291	21
Interest expense	5,151	7,434
Provision for income taxes	3,014	813
Stock-based compensation expense	347	474

Net income	$5,026	$1,446

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

The computation of diluted net income per share excludes options to purchase 1,131,771 and 1,045,969 shares of common stock in each of the three months ended March 31, 2009 and 2008, respectively, because the exercise price of these options was greater than the average market price of the common shares in the periods and therefore, they were antidilutive. In addition, options to purchase 441,120 shares of common stock are excluded from the computation of diluted net income per share in the three months ended March 31, 2009 as they were antidilutive under the treasury stock method.

The following table is a reconciliation of the income and share amounts used in the calculation of basic net income per share and diluted net income per share:

	Three months ended March 31,
	2009	2008
Basic net income per share:
Net income	$5,026	$1,446
Weighted average common shares outstanding	21,592,462	21,571,565
Basic net income per share	$0.23	$0.07
Diluted net income per share:
Net income for diluted net income per share	$5,026	$1,446
Shares used in computing basic net income per share	21,592,462	21,571,565
Dilutive effect of stock options - treasury stock method	2,476	2,674

Shares used in computing diluted net income per share	21,594,938	21,574,239

Diluted net income per share	$0.23	$0.07

13. Comprehensive Income

SFAS No. 130, “Reporting Comprehensive Income” (“SFAS 130”), requires the disclosure of certain revenue, expenses, gains and losses that are excluded from net income in accordance with U.S. generally accepted accounting principles. The items that currently impact the Company’s other comprehensive income are changes in postretirement benefit obligations, net of tax.

	Three months ended March 31,
	2009	2008
Net income	$5,026	$1,446
Change in postretirement benefit obligation, net of tax	—	8

Comprehensive income	$5,026	$1,454

14. Recent Accounting Developments

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”) which defines fair value, establishes a framework for using fair value to measure assets and liabilities and expands disclosures about fair value measurements. The statement applies whenever other pronouncements require or permit assets or liabilities to be measured at fair value. In February 2007, the FASB issued FSP FAS 157-2, delaying the effective date of SFAS 157 for certain non-financial assets and certain non-financial liabilities to fiscal years beginning after November 15, 2008. The implementation of SFAS 157 did not have a material impact on the Company’s consolidated financial statements.

In June 2008, the FASB issued FSP EITF 03-6-1 “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities,” which addresses whether unvested instruments granted in share-based payment transactions that contain nonforfeitable rights to dividends or dividend equivalents are participating securities subject to the two-class method of computing earnings per share under SFAS No. 128, “Earnings Per Share.” FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those years. The Company’s adoption of FSP EITF 03-6-1 did not result in a change in the Company’s earnings per share.

ITEM 1—INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

CARROLS CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands of dollars except share and per share amounts)

(Unaudited)

	March 31, 2009	December 31, 2008
ASSETS
Current assets:
Cash and cash equivalents	$3,538	$3,399
Trade and other receivables	5,526	5,622
Inventories	5,100	5,588
Prepaid rent	2,979	2,998
Prepaid expenses and other current assets	7,849	6,738
Deferred income taxes	4,890	4,890

Total current assets	29,882	29,235
Property and equipment, net	194,254	195,376
Franchise rights, net (Note 4)	76,086	76,870
Goodwill (Note 4)	124,934	124,934
Intangible assets, net	643	675
Franchise agreements, at cost less accumulated amortization of $5,634 and $5,729,	5,849	5,826
Deferred income taxes	5,937	6,697
Other assets	10,100	10,585

Total assets	$447,685	$450,198

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Current portion of long-term debt (Note 5)	$13,591	$12,093
Accounts payable	20,572	18,789
Accrued interest	3,298	7,742
Accrued payroll, related taxes and benefits	17,013	15,431
Accrued income taxes	2,423	2,099
Accrued real estate taxes	2,254	3,803
Other liabilities	12,378	10,848

Total current liabilities	71,529	70,805
Long-term debt, net of current portion (Note 5)	281,281	289,202
Lease financing obligations (Note 9)	14,868	14,859
Deferred income—sale-leaseback of real estate	42,850	43,447
Accrued postretirement benefits (Note 8)	1,636	1,697
Other liabilities (Note 7)	21,643	21,685

Total liabilities	433,807	441,695
Commitments and contingencies (Note 11)
Stockholder’s equity:
Common stock, par value $1; authorized 1,000 shares, issued and outstanding—10 shares	—	—
Additional paid-in capital	(6,798)	(7,145)
Retained earnings	18,712	13,684
Accumulated other comprehensive income (Note 12)	1,964	1,964

Total stockholder’s equity	13,878	8,503

Total liabilities and stockholder’s equity	$447,685	$450,198

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CARROLS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2009 AND 2008

(In thousands of dollars)

(Unaudited)

	2009	2008
Revenues:
Restaurant sales	$200,989	$195,393
Franchise royalty revenues and fees	354	360

Total revenues	201,343	195,753

Costs and expenses:
Cost of sales	58,273	57,629
Restaurant wages and related expenses (including stock-based compensation expense of $52 and $57, respectively)	58,643	58,541
Restaurant rent expense	12,432	11,483
Other restaurant operating expenses	29,414	29,545
Advertising expense	8,011	7,824
General and administrative (including stock-based compensation expense of $295 and $417, respectively)	13,216	12,993
Depreciation and amortization	7,870	8,022
Impairment and other lease charges (Note 3)	291	21

Total costs and expenses	188,150	186,058

Income from operations	13,193	9,695
Interest expense	5,151	7,434

Income before income taxes	8,042	2,261
Provision for income taxes (Note 6)	3,014	813

Net income	$5,028	$1,448

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CARROLS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

THREE MONTHS ENDED MARCH 31, 2009 AND 2008

(In thousands of dollars)

(Unaudited)

	2009	2008
Cash flows provided from (used for) operating activities:
Net income	$5,028	$1,448
Adjustments to reconcile net income to net cash provided from (used for) operating activities:
Loss on disposals of property and equipment	54	62
Stock-based compensation expense	347	474
Depreciation and amortization	7,870	8,022
Impairment and other lease charges	291	21
Amortization of deferred financing costs	245	298
Amortization of unearned purchase discounts	(539)	(539)
Amortization of deferred gains from sale-leaseback transactions	(772)	(513)
Accretion of interest on lease financing obligations	9	60
Deferred income taxes	760	311
Accrued income taxes	324	(208)
Changes in other operating assets and liabilities	(1,282)	(10,314)

Net cash provided from (used for) operating activities	12,335	(878)

Cash flows used for investing activities:
Capital expenditures:
New restaurant development	(3,834)	(7,430)
Restaurant remodeling	(2,340)	(2,638)
Other restaurant capital expenditures	(1,093)	(2,077)
Corporate and restaurant information systems	(698)	(704)

Total capital expenditures	(7,965)	(12,849)
Proceeds from sale-leaseback transactions	1,943	1,735
Proceeds from sales of other properties	249	—

Net cash used for investing activities	(5,773)	(11,114)

Cash flows provided from (used for) financing activities:
Borrowings on revolving credit facility	21,900	41,800
Repayments on revolving credit facility	(26,800)	(33,100)
Scheduled principal payments on term loans	(1,500)	—
Principal payments on capital leases	(23)	(42)

Net cash provided from (used for) financing activities	(6,423)	8,658

Net increase (decrease) in cash and cash equivalents	139	(3,334)
Cash and cash equivalents, beginning of period	3,399	7,396

Cash and cash equivalents, end of period	$3,538	$4,062

Supplemental disclosures:
Interest paid on long-term debt	$8,990	$9,749
Interest paid on lease financing obligations	$352	$1,259
Accruals for capital expenditures	$940	$841
Income taxes paid, net	$1,930	$709
Capital lease obligations incurred	$—	$117

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CARROLS CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(in thousands of dollars, except share and per share amounts)

1. Basis of Presentation

Basis of Consolidation. The unaudited consolidated financial statements presented herein include the accounts of Carrols Corporation and its subsidiaries (the “Company”). The Company is a wholly-owned subsidiary of Carrols Restaurant Group, Inc. (“Carrols Restaurant Group” or the “Parent Company”). All intercompany transactions have been eliminated in consolidation.

The difference between the consolidated financial statements of Carrols Corporation and Carrols Restaurant Group is primarily due to additional rent expense of approximately $6 per year for Carrols Restaurant Group and the composition of stockholder’s equity.

Business Description. At March 31, 2009 the Company operated, as franchisee, 316 quick-service restaurants under the trade name “Burger King” in 12 Northeastern, Midwestern and Southeastern states. At March 31, 2009, the Company also owned and operated 90 Pollo Tropical restaurants, of which 85 were located in Florida, four were in New Jersey and one was in Connecticut, and franchised a total of 25 Pollo Tropical restaurants, 21 in Puerto Rico, two in Ecuador and two on college campuses in Florida. At March 31, 2009, the Company owned and operated 153 Taco Cabana restaurants located primarily in Texas and franchised a total of four Taco Cabana restaurants, two in New Mexico, one in Texas and one in Georgia.

Fiscal Year. The Company uses a 52-53 week fiscal year ending on the Sunday closest to December 31. All references herein to the fiscal years ended December 28, 2008 and December 30, 2007 will be referred to as the fiscal years ended December 31, 2008 and 2007, respectively. Similarly, all references herein to the three months ended March 29, 2009 and March 30, 2008 will be referred to as the three months ended March 31, 2009 and March 31, 2008, respectively. The years ended December 31, 2008 and 2007 each contained 52 weeks and the three and nine months ended March 31, 2009 and 2008 each contained thirteen weeks.

Basis of Presentation. The accompanying unaudited consolidated financial statements for the three months ended March 31, 2009 and 2008 have been prepared without an audit, pursuant to the rules and regulations of the Securities and Exchange Commission and do not include certain of the information and the footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all normal and recurring adjustments considered necessary for a fair presentation of such financial statements have been included. The results of operations for the three months ended March 31, 2009 and 2008 are not necessarily indicative of the results to be expected for the full year.

These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2008 contained in the Company’s 2008 Annual Report on Form 10-K. The December 31, 2008 balance sheet data is derived from those audited financial statements.

Fair Value of Financial Instruments. The following methods were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate the fair value:

•	Current Assets and Liabilities. The carrying value of cash and cash equivalents and accrued liabilities approximates fair value because of the short maturity of those instruments.

•

Senior Subordinated Notes. The fair values of outstanding senior subordinated notes are based on quoted market prices. The fair values at March 31, 2009 and December 31, 2008 were approximately $142.7 million and $111.4 million, respectively.

•

Revolving and Term Loan Facilities. Rates and terms under Carrols’ senior credit facility are significantly favorable to debt with similar terms and maturities that could be potentially obtainable, if at all, at March 31, 2009. Given the lack of comparative information regarding such debt it is not practicable to estimate the fair value of our existing borrowings at March 31, 2009.

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

On January 15, 2009, Carrols Restaurant Group granted in the aggregate options to purchase 521,900 shares of its common stock, consisting of 160,000 shares of non-qualified stock options and 361,900 shares of incentive stock options (“ISOs”). The non-qualified stock options and ISOs granted are exercisable for up to one-fifth of the total number of option shares on or after the first anniversary of the grant date and as of the first day of each month thereafter are exercisable for an additional one-sixtieth of the total number of option shares until fully exercisable. The options expire seven years from the date of the grant and were issued with an exercise price equal to the fair market value of the stock price, or $2.60 per share of common stock, on the date of grant.

The Company currently uses and will continue to use the simplified method to estimate the expected term for share option grants until it has enough historical experience to provide a reasonable estimate of expected term in accordance with Staff Accounting Bulletin No. 110 (“SAB 110”). The weighted average fair-value of options granted during the three months ended March 31, 2009 was $1.12 which was estimated using the Black-Scholes option pricing model with the following weighted-average assumptions:

2009
Risk-free interest rate	1.33%
Annual dividend yield	0%
Expected term	4.8 years
Expected volatility	49%

Stock-based compensation expense for the three months ended March 31, 2009 and 2008 was $0.3 million and $0.5 million, respectively.

As of March 31, 2009, the total non-vested stock-based compensation expense relating to the options and restricted shares is approximately $3.7 million and the Company expects to record an additional $1.1 million as compensation expense in 2009. The remaining weighted average vesting period for stock options and restricted shares is 3.7 years and 1.9 years at March 31, 2009, respectively.

CARROLS CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(in thousands of dollars, except share and per share amounts)

Stock Options

A summary of all option activity for the three months ended March 31, 2009 was as follows:

	2006 Plan
	Number of Options	Weighted Average Exercise Price	Average Remaining Contractual Life	Aggregate Intrinsic Value (in thousands) (1)
Options outstanding at January 1, 2009	1,710,764	$12.17	5.3	$—
Granted	521,900	2.60
Forfeited	(27,471)	13.06

Options outstanding at March 31, 2009	2,205,193	$9.89	5.5	$494

Vested or expected to vest (as of March 31, 2009)	2,164,072	$9.91	5.5	$482

Options exercisable at March 31, 2009	624,128	$13.16	4.9

(1)	The aggregate intrinsic value was calculated using the difference between the market price of Carrols Restaurant Group’s common stock at March 31, 2009 and the grant price for only those awards that have a grant price that is less than the market price of Carrols Restaurant Group’s common stock at March 31, 2009.

Restricted Shares

During the three months ended March 31, 2009, there were an aggregate of 6,300 restricted shares granted to certain employees. The restricted shares granted to employees vest 100% three years from the date of grant. The restricted stock activity for the three months ended March 31, 2009 was as follows:

	Shares	Weighted Average Grant Date Price
Nonvested at January 1, 2009	42,591	$11.25
Granted	6,300	2.60
Forfeited	(1,129)	9.08

Nonvested at March 31, 2009	47,762	$10.16

The value of restricted shares is determined based on Carrols Restaurant Group’s closing price on the date of grant.

3. Impairment of Long-Lived Assets

The Company reviews its long-lived assets, principally property and equipment, for impairment at the restaurant level. If an indicator of impairment exists for any of its assets, an estimate of the undiscounted future cash flows for each restaurant is compared to the carrying value of that restaurant’s long-lived assets. If the carrying value is greater than the undiscounted cash flow, the Company then determines the fair value of the asset. If an asset is determined to be impaired, the loss is measured by the excess of the carrying amount of the asset over its fair value in addition to any lease liabilities to be incurred for non-operating restaurants.

Impairment losses and other lease charges recorded on long-lived assets for its segments were as follows:

	Three months ended March 31,
	2009	2008
Burger King	$22	$21
Pollo Tropical	269	—

	$291	$21

During the three months ended March 31, 2009, the Company closed one Pollo Tropical restaurant property in Florida whose fixed assets were impaired in the fourth quarter of 2008, and recorded a charge of $0.3 million which principally consisted of future minimum lease payments and related ancillary costs from the date of the closure to the end of the remaining lease term, net of any estimated cost recoveries from subletting the property.

CARROLS CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(in thousands of dollars, except share and per share amounts)

4. Goodwill and Franchise Rights

Goodwill. Goodwill is reviewed for impairment annually, or more frequently when events and circumstances indicate that the carrying amounts may be impaired. The Company performs its annual impairment assessment as of December 31 and does not believe circumstances have changed since the last assessment date which would make it necessary to reassess their values. In performing its goodwill impairment test, the Company compares the net book values of its reporting units to their estimated fair values. In determining the estimated fair values of the reporting units, the Company employs a combination of a discounted cash flow analysis and a market-based approach. The results of the discounted cash flow analyses are corroborated with other value indicators where available, such as comparable company earnings multiples and research analyst estimates. No impairment losses have been recognized as a result of these tests. Goodwill balances are summarized below:

	Pollo Tropical	Taco Cabana	Burger King	Total
Balance, March 31, 2009	$56,307	$67,177	$1,450	$124,934

Burger King Franchise Rights. Amounts allocated to franchise rights for each Burger King acquisition are amortized using the straight-line method over the average remaining term of the acquired franchise agreements plus one twenty-year renewal period. The Company assesses the potential impairment of franchise rights whenever events or changes in circumstances indicate that the carrying value may not be recoverable. If an indicator of impairment exists, an estimate of the aggregate undiscounted future cash flows from the acquired restaurants is compared to the respective carrying value of franchise rights for each Burger King acquisition. If an asset is determined to be impaired, the loss is measured by the excess of the carrying amount of the asset over its fair value. There were no impairment charges recorded against franchise rights for the three months ended March 31, 2009 and 2008.

Amortization expense related to Burger King franchise rights was $784 and $801 for the three months ended March 31, 2009 and 2008, respectively. Carrols Restaurant Group estimates the amortization expense for the year ending December 31, 2009 and for each of the five succeeding years to be $3,197.

5. Long-term Debt

Long-term debt at March 31, 2009 and December 31, 2008 consisted of the following:

	March 31, 2009	December 31, 2008
Collateralized:
Senior Credit Facility-Revolving credit facility	$13,100	$18,000
Senior Credit Facility-Term loan A facility	115,500	117,000
Unsecured:
9% Senior Subordinated Notes	165,000	165,000
Capital leases	1,272	1,295

	294,872	301,295
Less: current portion	(13,591)	(12,093)

	$281,281	$289,202

Senior Credit Facility. On March 9, 2007, the Company terminated and replaced its prior senior credit facility with a new senior credit facility with a syndicate of lenders. The Company’s credit facility totals approximately $185 million, consisting of $120 million principal amount of term loan A borrowings maturing on March 8, 2013 (or earlier on March 30, 2012 if the 9% Senior Subordinated Notes due 2013 are not refinanced by June 30, 2012) and a $65.0 million revolving credit facility (including a sub limit of up to $25.0 million for letters of credit and up to $5.0 million for swingline loans), maturing on March 8, 2012.

CARROLS CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(in thousands of dollars, except share and per share amounts)

The term loan and revolving credit borrowings under the senior credit facility bear interest at a per annum rate, at the Company’s option, of either:

1) the applicable margin ranging from 0% to 0.25% based on the Company’s senior leverage ratio (as defined in the senior credit facility) plus the greater of (i) the prime rate or (ii) the federal funds rate for that day plus 0.5%; or

2) Adjusted LIBOR plus the applicable margin percentage in effect ranging from 1.0% to 1.5% based on the Company’s senior leverage ratio. At March 31, 2009 the LIBOR margin percentage was 1.25%.

At March 29, 2009, outstanding term loan borrowings under the senior credit facility were $115.5 million with the remaining balance due and payable as follows:

1) one quarterly installment of $1.5 million on March 31, 2009;

2) eight quarterly installments of $3.0 million beginning on June 30, 2009;

3) four quarterly installments of $4.5 million beginning on June 30, 2011; and

4) four quarterly installments of $18.0 million beginning on June 30, 2012.

After reserving $14.3 million for letters of credit guaranteed by the facility, $37.6 million was available for borrowings under the revolving credit facility at March 31, 2009.

Under the senior credit facility, the Company is also required to make mandatory prepayments of principal on its term loan borrowings (a) annually in an initial amount equal to 50% of Excess Cash Flow depending upon the Company’s Total Leverage Ratio (as such terms are defined in the senior credit facility), (b) in the event of certain dispositions of assets (all subject to certain exceptions) and insurance proceeds, in an amount equal to 100% of the net proceeds received by the Company therefrom, and (c) in an amount equal to 100% of the net proceeds from any subsequent issuance of debt. The senior credit facility contains customary default provisions as provided therein, including without limitation, a cross default provision pursuant to which it is an event of default under the senior credit facility if there is a default in the payment of any principal of or interest on any indebtedness of Carrols having an outstanding principal amount of at least $2.5 million (excluding lease financing obligations but which would include the Indenture governing the Notes, as defined below) or any event or condition which results in the acceleration of such indebtedness prior to its stated maturity.

In general, the Company’s obligations under the senior credit facility are guaranteed by Carrols Restaurant Group and all of the Company’s material subsidiaries and are collateralized by a pledge of the Company’s common stock and the stock of each of the Company’s material subsidiaries. The senior credit facility contains certain covenants, including, without limitation, those limiting the Company’s ability to incur indebtedness, incur liens, sell or acquire assets or businesses, change the nature of its business, engage in transactions with related parties, make certain investments or pay dividends. In addition, the Company is required to meet certain financial ratios, including fixed charge coverage, senior leverage, and total leverage ratios (all as defined under the senior credit facility). The Company was in compliance with the covenants under its new senior credit facility as of March 31, 2009.

Senior Subordinated Notes. On December 15, 2004, the Company issued $180 million of 9% Senior Subordinated Notes due 2013 (the “Notes”). At both March 31, 2009 and December 31, 2008, $165.0 million principal amount of the senior subordinated notes were outstanding. During 2008, Carrols repurchased and retired $15.0 million principal amount of the Notes in open market transactions for $10.4 million resulting in a gain on extinguishment of debt of $4.4 million, net of a $0.3 million write-off of deferred financing costs.

Restrictive covenants under the Notes include limitations with respect to the Company’s ability to issue additional debt, incur liens, sell or acquire assets or businesses, pay dividends and make certain investments. The Indenture governing the Notes contains customary default provisions as provided therein, including without limitation, a cross default provision pursuant to which it is an event of default under the Notes and the Indenture if there is a default under any indebtedness of Carrols having an outstanding principal amount of $20 million or more (which would include the senior credit facility) if such default results in the acceleration of such indebtedness prior to its stated maturity or is caused by a failure to pay principal when due. Carrols was in compliance with the restrictive covenants in the Indenture governing the Notes as of March 31, 2009.

CARROLS CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(in thousands of dollars, except share and per share amounts)

6. Income Taxes

The provision for income taxes for the three months ended March 31, 2009 and 2008 was comprised of the following:

	Three Months Ended March 31,
	2009	2008
Current	$2,254	$502
Deferred	760	311

	$3,014	$813

The provision for income taxes for the three months ended March 3, 2009 was derived using an estimated effective annual income tax rate for 2008 of 37.5%, which excludes any discrete tax adjustments. The provision for income taxes for the three months ended March 31, 2008 was derived using an estimated effective annual income tax rate for 2008 of 38.0%, which excludes any discrete tax adjustments. Discrete tax adjustments reduced the provision for income taxes by $46 for the three months ended March 31, 2008.

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. As of March 31, 2009 and 2008, the Company had no unrecognized tax benefits and no accrued interest related to uncertain tax positions.

The tax years 2005-2007 remain open to examination by the major taxing jurisdictions to which the Company is subject. It is not possible to reasonably estimate any possible change in the unrecognized tax benefits within the next twelve months due to the uncertainties regarding the timing of any examinations.

7. Other Liabilities, Long-Term

Other liabilities, long-term, at March 31, 2009 and December 31, 2008 consisted of the following:

	March 31, 2009	December 31, 2008
Unearned purchase discounts	$21	$24
Accrued occupancy costs	11,092	10,949
Accrued workers’ compensation costs	4,285	4,312
Deferred compensation	2,968	3,244
Other	3,277	3,156

	$21,643	$21,685

8. Postretirement Benefits

The Company provides postretirement medical and life insurance benefits covering substantially all Burger King administrative and restaurant management salaried employees who retire or terminate after qualifying for such benefits. A December 31 measurement date is used for postretirement benefits.

The following summarizes the components of net periodic benefit cost (income):

	Three Months Ended March 31,
	2009	2008
Service cost	$7	$38
Interest cost	28	71
Amortization of net gains and losses	(84)	41
Amortization of prior service credit	21	(113)

Net periodic postretirement benefit cost (income)	$(28)	$37

CARROLS CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(in thousands of dollars, except share and per share amounts)

During the three months ended March 31, 2009, the Company made contributions of $35 to its postretirement plan and expects to make additional contributions during 2009.

9. Lease Financing Obligations

The Company previously entered into sale-leaseback transactions involving certain restaurant properties that did not qualify for sale-leaseback accounting and as a result, have been classified as financing transactions under SFAS No. 98, “Accounting for Leases” (“SFAS 98”). Under the financing method, the assets remain on the consolidated balance sheet and proceeds received by the Company from these transactions are recorded as a financing liability. Payments under these leases are applied as payments of imputed interest and deemed principal on the underlying financing obligations.

In the second quarter of 2008, the Company purchased from the lessor six restaurant properties for $5.5 million that were previously accounted for as lease financing obligations.

In late 2008, the Company also amended or modified certain lease provisions and terminated certain purchase options, for certain restaurant leases previously accounted for as lease financing obligations. The changes permitted 24 leases to qualify as operating leases and the related sale-leaseback transactions to be recorded as sales, which removed all of the respective assets under lease financing obligations and related liabilities from its consolidated balance sheet. The gains from these sales were generally deferred and are being amortized as an adjustment to rent expense over the remaining term of the underlying leases.

As a result of these transactions in 2008, the Company reduced its lease financing obligations by $38.1 million, reduced its assets under lease financing obligations by $23.3 million and recorded deferred gains of $8.8 million. Interest expense associated with lease financing obligations, including settlement gains and losses, for the three months ended March 31, 2009 and 2008 was $0.4 million and $1.3 million, respectively.

10. Business Segment Information

The Company is engaged in the quick-service and quick-casual restaurant industry, with three restaurant concepts: Burger King operating as a franchisee and Pollo Tropical and Taco Cabana, both Company-owned concepts. The Company’s Burger King restaurants are all located in the United States, primarily in the Northeast, Southeast and Midwest. Pollo Tropical is a quick-casual restaurant chain featuring grilled marinated chicken and Caribbean style “made from scratch” side dishes. Pollo Tropical’s restaurants are primarily located in south and central Florida. Taco Cabana is a quick-casual restaurant chain featuring fresh Mexican style food, including flame-grilled beef and chicken fajitas, quesadillas and other Tex-Mex dishes. Taco Cabana’s restaurants are primarily located in Texas.

The accounting policies of each segment are the same as those described in the summary of significant accounting policies. The following table includes Segment EBITDA which is the measure of segment profit or loss reported to the chief operating decision maker for purposes of allocating resources to the segments and assessing their performance. Segment EBITDA is defined as earnings attributable to the applicable segment before interest, income taxes, depreciation and amortization, impairment losses, stock-based compensation expense, other income and expense and gains and losses on extinguishment of debt.

The “Other” column includes corporate related items not allocated to reportable segments, including stock-based compensation expense. Other identifiable assets consist primarily of cash, certain other assets, corporate property and equipment, including restaurant information systems expenditures, goodwill and deferred income taxes.

CARROLS CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(in thousands of dollars, except share and per share amounts)

Three Months Ended	Pollo Tropical	Taco Cabana	Burger King	Other	Consolidated
March 31, 2009:
Total revenues	$44,138	$62,714	$94,491	$—	$201,343
Cost of sales	14,644	18,359	25,270	—	58,273
Restaurant wages and related expenses	10,896	18,195	29,500	52	58,643
General and administrative expenses (1)	2,345	2,956	7,620	295	13,216
Depreciation and amortization	1,952	2,234	3,345	339	7,870
Segment EBITDA	6,467	8,206	7,028
Capital expenditures, including acquisitions	855	3,786	2,626	698	7,965
March 31, 2008:
Total revenues	$44,332	$60,257	$91,164	$—	$195,753
Cost of sales	14,341	18,836	24,452	—	57,629
Restaurant wages and related expenses	11,300	17,650	29,534	57	58,541
General and administrative expenses (1)	2,564	3,006	7,006	417	12,993
Depreciation and amortization	1,916	2,071	3,638	397	8,022
Segment EBITDA	6,006	6,582	5,624
Capital expenditures, including acquisitions	6,546	2,882	2,717	704	12,849
Identifiable Assets:
At March 31, 2009	$60,979	$68,579	$142,507	$175,620	$447,685
At December 31, 2008	64,550	67,093	143,152	175,403	450,198

(1)	For the Pollo Tropical and Taco Cabana segments, such amounts include general and administrative expenses related directly to each segment. For the Burger King segment such amounts include general and administrative expenses related directly to the Burger King segment as well as expenses associated with administrative support to all of the Company’s segments including executive management, information systems and certain accounting, legal and other administrative functions.

A reconciliation of segment EBITDA to consolidated net income is as follows:

	Three Months Ended March 31,
	2009	2008
Segment EBITDA:
Pollo Tropical	$6,467	$6,006
Taco Cabana	8,206	6,582
Burger King	7,028	5,624

Subtotal	21,701	18,212
Less:
Depreciation and amortization	7,870	8,022
Impairment and other lease charges	291	21
Interest expense	5,151	7,434
Provision for income taxes	3,014	813
Stock-based compensation expense	347	474

Net income	$5,028	$1,448

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

12. Comprehensive income

SFAS No. 130, “Reporting Comprehensive Income” (“SFAS 130”), requires the disclosure of certain revenue, expenses, gains and losses that are excluded from net income in accordance with U.S. generally accepted accounting principles. The items that currently impact the Company’s other comprehensive income are changes in the postretirement benefit obligations, net of tax. In the first quarter of 2009 and 2008, there were no changes in the postretirement benefit obligations; therefore comprehensive income is equivalent to net income.

	Three months ended March 31,
	2009	2008
Net income	$5,028	$1,448
Change in postretirement benefit obligation, net of tax	—	8

Comprehensive income	$5,028	$1,456

13. Recent Accounting Developments

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”) which defines fair value, establishes a framework for using fair value to measure assets and liabilities and expands disclosures about fair value measurements. The statement applies whenever other pronouncements require or permit assets or liabilities to be measured at fair value. In February 2007, the FASB issued FSP FAS 157-2, delaying the effective date of SFAS 157 for certain non-financial assets and certain non-financial liabilities to fiscal years beginning after November 15, 2008. The implementation of SFAS 157 did not have a material impact on the Company’s consolidated financial statements.

14. Guarantor Financial Statements

The Company’s obligations under the Notes are jointly and severally guaranteed in full on an unsecured senior subordinated basis by certain of the Company’s subsidiaries (“Guarantor Subsidiaries”), all of which are directly or indirectly wholly-owned by the Company. These subsidiaries are:

CARROLS CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(in thousands of dollars, except share and per share amounts)

Cabana Beverages, Inc.

Cabana Bevco LLC

Carrols LLC

Carrols Realty Holdings Corp.

Carrols Realty I Corp.

Carrols Realty II Corp.

Carrols J.G. Corp.

Quanta Advertising Corp.

Pollo Franchise, Inc.

Pollo Operations, Inc.

Taco Cabana, Inc.

TP Acquisition Corp.

TC Bevco LLC

T.C. Management, Inc.

TC Lease Holdings III, V and VI, Inc.

Get Real, Inc.

Texas Taco Cabana, L.P.

TPAQ Holding Corporation

The following supplemental financial information sets forth on a consolidating basis, balance sheets as of March 31, 2009 and December 31, 2008 for the Parent Company only, Guarantor Subsidiaries and for the Company and the related statements of operations and cash flows for the three months ended March 31, 2009 and 2008.

At the beginning of the third quarter of 2008 assets and liabilities related to the Company’s Burger King restaurant operations were transferred to Carrols LLC, a 100% owned subsidiary of the Company. Carrols LLC became a Guarantor Subsidiary at that time and its results of operations and cash flows are included with the Company’s other Guarantor Subsidiaries for all periods presented.

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

For purposes of the guarantor financial statements, the Company and its subsidiaries determine the applicable tax provision for each entity generally using the separate return method. Under this method, current and deferred taxes are allocated to each reporting entity as if it were to file a separate tax return. The rules followed by the reporting entity in computing its tax obligation or refund, including the effects of the alternative minimum tax, would be the same as those followed in filing a separate return with the Internal Revenue Service. However, for purposes of evaluating an entity’s ability to realize its tax attributes, the Company assesses whether it is more likely than not that those assets will be realized at the consolidated level. Any differences in the total of the income tax provision for the Parent Company only and the Guarantor Subsidiaries, as calculated on the separate return method and the consolidated income tax provision are eliminated in consolidation.

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

CARROLS CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

CONSOLIDATING BALANCE SHEET

March 31, 2009

(In thousands of dollars)

(Unaudited)

	Parent Company Only	Guarantor Subsidiaries	Eliminations	Consolidated Total
ASSETS
Current assets:
Cash and cash equivalents	$3	$3,535	$—	$3,538
Trade and other receivables	(280)	5,806	—	5,526
Inventories	—	5,100	—	5,100
Prepaid rent	—	2,979	—	2,979
Prepaid expenses and other current assets	1,081	6,768	—	7,849
Deferred income taxes	58	4,832	—	4,890

Total current assets	862	29,020	—	29,882
Property and equipment, net	9,542	266,859	(82,147)	194,254
Franchise rights, net	—	76,086	—	76,086
Goodwill	—	124,934	—	124,934
Intangible assets, net	—	643	—	643
Franchise fees, net	—	5,849	—	5,849
Intercompany receivable (payable)	159,657	(170,155)	10,498	—
Investment in subsidiaries	142,862	—	(142,862)	—
Deferred income taxes	2,794	5,330	(2,187)	5,937
Other assets	5,223	7,148	(2,271)	10,100

Total assets	$320,940	$345,714	$(218,969)	$447,685

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Current portion of long-term debt	$13,500	$91	$—	$13,591
Accounts payable	3,031	17,541	—	20,572
Accrued interest	3,298	—	—	3,298
Accrued payroll, related taxes and benefits	203	16,810	—	17,013
Accrued income taxes payable	2,423	—	—	2,423
Accrued real estate taxes	—	2,254	—	2,254
Other liabilities	329	12,049	—	12,378

Total current liabilities	22,784	48,745	—	71,529
Long-term debt, net of current portion	280,100	1,181	—	281,281
Lease financing obligations	—	125,259	(110,391)	14,868
Deferred income—sale-leaseback of real estate	—	24,717	18,133	42,850
Accrued postretirement benefits	1,636	—	—	1,636
Other liabilities	2,542	18,260	841	21,643

Total liabilities	307,062	218,162	(91,417)	433,807
Stockholder’s equity	13,878	127,552	(127,552)	13,878

Total liabilities and stockholder’s equity	$320,940	$345,714	$(218,969)	$447,685

CARROLS CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

CONSOLIDATING BALANCE SHEET

December 31, 2008

(In thousands of dollars)

(Unaudited)

	Parent Company Only	Guarantor Subsidiaries	Eliminations	Consolidated Total
ASSETS
Current assets:
Cash and cash equivalents	$361	$3,038	$—	$3,399
Trade and other receivables	(113)	5,735	—	5,622
Inventories	—	5,588	—	5,588
Prepaid rent	—	2,998	—	2,998
Prepaid expenses and other current assets	1,033	5,705	—	6,738
Deferred income taxes	58	4,832	—	4,890

Total current assets	1,339	27,896	—	29,235
Property and equipment, net	9,168	267,060	(80,852)	195,376
Franchise rights, net	—	76,870	—	76,870
Goodwill	—	124,934	—	124,934
Intangible assets, net	—	675	—	675
Franchise agreements, net	—	5,826	—	5,826
Intercompany receivable (payable)	169,553	(173,825)	4,272	—
Investment in subsidiaries	136,071	—	(136,071)	—
Deferred income taxes	2,794	5,788	(1,885)	6,697
Other assets	5,449	7,366	(2,230)	10,585

Total assets	$324,374	$342,590	$(216,766)	$450,198

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Current portion of long-term debt	$12,000	$93	$—	$12,093
Accounts payable	1,800	16,989	—	18,789
Accrued interest	7,742	—	—	7,742
Accrued payroll, related taxes and benefits	(453)	15,884	—	15,431
Accrued income taxes payable	2,099	—	—	2,099
Accrued real estate taxes	—	3,803	—	3,803
Other liabilities	193	10,655	—	10,848

Total current liabilities	23,381	47,424	—	70,805
Long-term debt, net of current portion	288,000	1,202	—	289,202
Lease financing obligations	—	121,341	(106,482)	14,859
Deferred income—sale-leaseback of real estate	—	26,868	16,579	43,447
Accrued postretirement benefits	1,697	—	—	1,697
Other liabilities	2,793	18,203	689	21,685

Total liabilities	315,871	215,038	(89,214)	441,695
Stockholder’s equity	8,503	127,552	(127,552)	8,503

Total liabilities and stockholder’s equity	$324,374	$342,590	$(216,766)	$450,198

CARROLS CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

CONSOLIDATING STATEMENT OF OPERATIONS

Three Months Ended March 31, 2009

(In thousands of dollars)

(Unaudited)

	Parent Company Only	Guarantor Subsidiaries	Eliminations	Consolidated Total
Revenues:
Restaurant sales	$—	$200,989	$—	$200,989
Franchise royalty revenues and fees	—	354	—	354

Total revenues	—	201,343	—	201,343

Costs and expenses:
Cost of sales	—	58,273	—	58,273
Restaurant wages and related expenses (including stock based compensation expense of $52)	—	58,643	—	58,643
Restaurant rent expense	—	10,280	2,152	12,432
Other restaurant operating expenses	—	29,414	—	29,414
Advertising expense	—	8,011	—	8,011
General and administrative (including stock based compensation expense of $295)	2,522	10,694	—	13,216
Depreciation and amortization	—	8,342	(472)	7,870
Impairment and other lease charges	—	291	—	291

Total costs and expenses	2,522	183,948	1,680	188,150

Income (loss) from operations	(2,522)	17,395	(1,680)	13,193
Interest expense	4,738	2,865	(2,452)	5,151
Intercompany interest allocations	(4,468)	4,468	—	—

Income (loss) before income taxes	(2,792)	10,062	772	8,042
Provision (benefit) for income taxes	(1,029)	3,779	264	3,014
Equity income from subsidiaries	6,791	—	(6,791)	—

Net income	$5,028	$6,283	$(6,283)	$5,028

CARROLS CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

CONSOLIDATING STATEMENT OF OPERATIONS

Three Months Ended March 31, 2008

(In thousands of dollars)

(Unaudited)

	Parent Company Only	Guarantor Subsidiaries	Eliminations	Consolidated Total
Revenues:
Restaurant sales	$—	$195,393	$—	$195,393
Franchise royalty revenues and fees	—	360	—	360

Total revenues	—	195,753	—	195,753

Costs and expenses:
Cost of sales	—	57,629	—	57,629
Restaurant wages and related expenses (including stock based compensation expense of $57)	—	58,541	—	58,541
Restaurant rent expense	—	10,128	1,355	11,483
Other restaurant operating expenses	—	29,545	—	29,545
Advertising expense	—	7,824	—	7,824
General and administrative (including stock based compensation expense of $417)	2,390	10,603	—	12,993
Depreciation and amortization	—	8,339	(317)	8,022
Impairment and other lease charges	—	21	—	21

Total costs and expenses	2,390	182,630	1,038	186,058

Income (loss) from operations	(2,390)	13,123	(1,038)	9,695
Interest expense	6,054	2,886	(1,506)	7,434
Intercompany interest allocations	(4,556)	4,556	—	—

Income (loss) before income taxes	(3,888)	5,681	468	2,261
Provision (benefit) for income taxes	(1,482)	2,095	200	813
Equity income from subsidiaries	3,854	—	(3,854)	—

Net income	$1,448	$3,586	$(3,586)	$1,448

CARROLS CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

CONSOLIDATING STATEMENT OF CASH FLOWS

Three Months Ended March 31, 2009

(In thousands of dollars)

(Unaudited)

	Parent Company Only	Guarantor Subsidiaries	Eliminations	Consolidated Total
Cash flows provided from operating activities:
Net income	$5,028	$6,283	$(6,283)	$5,028
Adjustments to reconcile net income to net cash provided from operating activities:
Loss on disposals of property and equipment	—	54	—	54
Stock-based compensation expense	83	264	—	347
Depreciation and amortization	—	8,342	(472)	7,870
Impairment and other lease charges	—	291	—	291
Amortization of deferred financing costs	239	71	(65)	245
Amortization of unearned purchase discounts	—	(539)	—	(539)
Amortization of deferred gains from sale-leaseback transactions	—	(471)	(301)	(772)
Accretion of interest on lease financing obligations	—	9	—	9
Deferred income taxes	—	457	303	760
Accrued income taxes	324	—	—	324
Changes in other operating assets and liabilities	484	(8,584)	6,818	(1,282)

Net cash provided from operating activities	6,158	6,177	—	12,335

Cash flows used for investing activities:
Capital expenditures:
New restaurant development	—	(3,834)	—	(3,834)
Restaurant remodeling	—	(2,340)	—	(2,340)
Other restaurant capital expenditures	—	(1,093)	—	(1,093)
Corporate and restaurant information systems	(116)	(582)	—	(698)

Total capital expenditures	(116)	(7,849)	—	(7,965)
Proceeds from sale-leaseback transactions	—	—	1,943	1,943
Proceeds from sales of other properties	—	249	—	249

Net cash used for investing activities	(116)	(7,600)	1,943	(5,773)

Cash flows provided from (used for) financing activities:
Borrowings on revolving credit facility	21,900	—	—	21,900
Repayments on revolving credit facility	(26,800)	—	—	(26,800)
Scheduled principal payments on term loans	(1,500)	—	—	(1,500)
Principal payments on capital leases	—	(23)	—	(23)
Proceeds from lease financing obligations	—	2,025	(2,025)	—
Financing costs associated with issuance of debt	—	(82)	82	—

Net cash provided from (used for) financing activities	(6,400)	1,920	(1,943)	(6,423)

Net increase (decrease) in cash and cash equivalents	(358)	497	—	139
Cash and cash equivalents, beginning of period	361	3,038	—	3,399

Cash and cash equivalents, end of period	$3	$3,535	$—	$3,538

CARROLS CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

CONSOLIDATING STATEMENT OF CASH FLOWS

Three Months Ended March 31, 2008

(In thousands of dollars)

(Unaudited)

	Parent Company Only	Guarantor Subsidiaries	Eliminations	Consolidated Total
Cash flows provided from (used for) operating activities:
Net income	$1,448	$3,586	$(3,586)	$1,448
Adjustments to reconcile net income to net cash provided from (used for)operating activities:
Loss on disposals of property and equipment	—	62	—	62
Stock-based compensation expense	97	377	—	474
Depreciation and amortization	—	8,339	(317)	8,022
Amortization of deferred financing costs	283	52	(37)	298
Amortization of unearned purchase discounts	—	(539)	—	(539)
Amortization of deferred gains from sale-leaseback transactions	—	(385)	(128)	(513)
Impairment and other lease charges		21		21
Accretion of interest on lease financing obligations	—	60	—	60
Deferred income taxes	308	(181)	184	311
Accrued income taxes	(208)	—	—	(208)
Changes in other operating assets and liabilities	(12,496)	(1,702)	3,884	(10,314)

Net cash provided from (used for) operating activities	(10,568)	9,690	—	(878)

Cash flows used for investing activities:
Capital expenditures:
New restaurant development	—	(7,430)	—	(7,430)
Restaurant remodeling	—	(2,638)	—	(2,638)
Other restaurant capital expenditures	—	(2,077)	—	(2,077)
Corporate and restaurant information systems	(542)	(162)	—	(704)

Total capital expenditures	(542)	(12,307)	—	(12,849)
Proceeds from sale-leaseback transactions	—	1,735	—	1,735

Net cash used for investing activities	(542)	(10,572)	—	(11,114)

Cash flows provided from (used for) financing activities:
Borrowings on revolving credit facility	41,800	—	—	41,800
Repayments on revolving credit facility	(33,100)	—	—	(33,100)
Principal payments on capital leases	—	(42)	—	(42)

Net cash provided from (used for) financing activities	8,700	(42)	—	8,658

Net decrease in cash and cash equivalents	(2,410)	(924)	—	(3,334)
Cash and cash equivalents, beginning of period	3,243	4,153	—	7,396

Cash and cash equivalents, end of period	$833	$3,229	$—	$4,062

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

We use a 52-53 week fiscal year ending on the Sunday closest to December 31. All references herein to the fiscal years ended December 28, 2008 and December 30, 2007 will be referred to as the fiscal years ended December 31, 2008 and 2007, respectively. Similarly, all references herein to the three months ended March 29, 2009 and March 30, 2008 will be referred to as the three months ended March 31, 2009 and March 31, 2008, respectively. The years ended December 31, 2008 and 2007 each contained 52 weeks and the three months ended March 31, 2009 and 2008 each contained thirteen weeks.

Introduction

Carrols Restaurant Group is a holding company and conducts all of its operations through its direct and indirect subsidiaries and has no assets other than the shares of capital stock of Carrols, its direct wholly-owned subsidiary. The following “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (“MD&A”) relates to the consolidated financial statements of Carrols Restaurant Group and the consolidated financial statements for Carrols presented in Item 1. The difference between the consolidated financial statements of Carrols Restaurant Group and Carrols is primarily due to additional rent expense of approximately $6,000 per year for Carrols Restaurant Group and the composition of stockholders’ equity.

The following MD&A is written to help the reader understand our company. The MD&A is provided as a supplement to, and should be read in conjunction with, the Consolidated Financial Statements and the accompanying financial statement notes of each of Carrols Restaurant Group and Carrols appearing elsewhere in this report and our Annual Report on Form 10-K for the year ended December 31, 2008. The overview provides our perspective on the individual sections of MD&A, which include the following:

Company Overview—a general description of our business and our key financial measures.

Recent and Future Events Affecting Our Results of Operations—a description of recent events that affect, and future events that may affect, our results of operations.

Executive Summary—an executive review of our performance for the three months ended March 31, 2009.

Results of Operations—an analysis of our results of operations for the three months ended March 31, 2009 compared to the three months ended March 31, 2008.

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

Company Overview

We are one of the largest restaurant companies in the United States operating three restaurant brands in the quick-casual and quick-service restaurant segments with 559 restaurants located in 17 states as of March 31, 2009. We have been operating restaurants for more than 45 years. We own and operate two Hispanic restaurant brands, Pollo Tropical and Taco Cabana (together referred to by us as our Hispanic Brands), which we acquired in 1998 and 2000, respectively. We are also the largest Burger King franchisee, based on the number of restaurants, and have operated Burger King restaurants since 1976. As of March 31, 2009, our company-owned restaurants included 90 Pollo Tropical restaurants and 153 Taco Cabana restaurants and 316 Burger King restaurants operated under franchise agreements. We also franchise our Hispanic Brand restaurants with 29 franchised restaurants as of March 31, 2009 located in Puerto Rico, Ecuador and the United States. For the three months ended March 31, 2009 and 2008, we had total revenues of $201.3 million and $195.8 million, respectively, and net income of $5.0 million and $1.4 million, respectively.

The following is an overview of the key financial measures discussed in our results of operations:

•

Restaurant sales consist of food and beverage sales at our company-owned and operated restaurants. Restaurant sales are influenced by menu price increases, new restaurant openings, closures of restaurants and changes in comparable restaurant sales. Changes in comparable restaurant sales are calculated using only those restaurants open since the beginning of the earliest period being compared and for the entirety of both periods being compared. Restaurants are included in comparable restaurant sales after they have been open for 12 months for our Burger King restaurants and 18 months for our Pollo Tropical and Taco Cabana restaurants.

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

•

Restaurant wages and related expenses include all restaurant management and hourly productive labor costs, employer payroll taxes, restaurant-level bonuses and related benefits. Payroll and related benefits are subject to inflation, including minimum wage rate increases and increased costs for health insurance, workers’ compensation insurance and state unemployment insurance.

•

Restaurant rent expense includes base rent, contingent rent and common area maintenance on our leases characterized as operating leases, reduced by the amortization of gains on sale-leaseback transactions.

•

Other restaurant operating expenses include all other restaurant-level operating costs, the major components of which are royalty expense for our Burger King restaurants, utilities, repairs and maintenance, real estate taxes and credit card fees.

•	Advertising expense includes all promotional expenses including television, radio, billboards and other media.

•

General and administrative expenses are comprised primarily of (1) salaries and expenses associated with corporate and administrative functions that support the development and operation of our restaurants, (2) legal, auditing and other professional fees and (3) stock-based compensation expense.

•

Segment EBITDA, which is the measure of segment profit or loss used by our chief operating decision maker for purposes of allocating resources to our segments and assessing their performance, is defined as earnings attributable to the applicable segment before interest, income taxes, depreciation and amortization, impairment and other lease charges, stock-based compensation expense, other income and expense and gains or losses on extinguishment of debt. Segment EBITDA may not be necessarily comparable to other similarly titled captions of other companies due to differences in methods of calculation. Segment EBITDA for our Burger King restaurants includes general and administrative expenses related directly to the Burger King segment as well as the expenses associated with administrative support to all three of our segments including executive management, information systems and certain accounting, legal and other administrative functions.

•

Depreciation and amortization primarily includes the depreciation of fixed assets, including equipment, owned buildings and leasehold improvements, depreciation of assets under lease financing obligations and the amortization of Burger King franchise rights and franchise fees.

•

Interest expense consists primarily of interest expense associated with our 9% Senior Subordinated Notes due 2013 (the “Notes”), borrowings under our senior credit facility, amortization of deferred financing costs and imputed interest expense on leases entered into in connection with sale-leaseback transactions which are accounted for as lease financing obligations. Interest expense also includes any gains and losses from the settlement of lease financing obligations. Interest on borrowings under our senior credit facility is generally based on LIBOR with a current margin of 1.25% or prime as we designate. Consequently, changes in LIBOR rates or prime will impact our interest expense.

Recent and Future Events Affecting our Results of Operations

Repurchase of Senior Subordinated Notes

In 2008, Carrols repurchased and retired $15.0 million principal amount of its 9% senior subordinated notes due 2013 (the “Notes”) in open market transactions for $10.4 million which resulted in a gain on extinguishment of debt of $4.4 million, net of a $0.3 million write-off of deferred financing costs. Based on our borrowing rates under our senior credit facility and due to the amount paid relative to the principal amount, we anticipate these repurchases will reduce our interest expense in 2009 compared to 2008.

Future Restaurant Closures

We evaluate the performance of our Burger King restaurants on an ongoing basis including assessment of the current and future operating results of the restaurant, and in relation to Burger King franchise agreement renewals and the cost of required capital improvements. We may elect to close restaurants based on such evaluation. In 2008, we closed eight Burger King restaurants, not including restaurants relocated within the same market area. We currently anticipate that we will close an additional four Burger King restaurants in 2009, excluding Burger King restaurants which we may close and relocate.

We closed three underperforming Taco Cabana restaurants in 2008 and closed two underperforming Taco Cabana restaurants in the first quarter of 2009. In the first quarter of 2009 we also closed an underperforming Pollo Tropical restaurant in Florida. We currently do not anticipate any additional Pollo Tropical or Taco Cabana restaurant closures in 2009 although there can be no assurance in this regard.

We do not believe that the future impact on our consolidated results of operations from such restaurant closures will be material, although there can be no assurance in this regard. Our determination of whether to close restaurants in the future is subject to further evaluation and may change.

We are also considering other strategic alternatives with respect to our Burger King restaurants, including the possible future sale of some or all of such restaurants. Such determination is subject to ongoing evaluation. To date, we have no current understandings, commitments or agreements with respect to the foregoing and there can be no assurance that we will enter into any such arrangements in the future.

Lease Financing Obligations

In the past, we have entered into sale-leaseback transactions that have been classified as financing transactions under Statement of Financial Accounting Standards (“SFAS”) No. 98, “Accounting for Leases” (“SFAS 98”). Under the financing method, the assets remain on our consolidated balance sheet and continue to be depreciated and proceeds from these transactions are recorded as a financing liability. Payments under these leases are applied as payments of imputed interest and deemed principal on the underlying financing obligations.

During the second quarter of 2008, we exercised our right of first refusal under the leases for certain restaurant properties previously accounted for as lease financing obligations and purchased these properties from the lessor. In late 2008, we also amended or modified certain lease provisions and terminated certain purchase options for certain restaurant leases previously accounted for as lease financing obligations. The changes permitted 24 leases to qualify as operating leases and the related sale-leaseback transactions to be recorded as sales, which removed all of the respective assets under lease financing obligations and related liabilities from our consolidated balance sheet. The gains recognized from these sales were generally deferred.

As a result of the above transactions in 2008, we reduced our lease financing obligations by $38.1 million, reduced our assets under lease financing obligations by $23.3 million and recorded deferred gains of $8.8 million. The effect of the recharacterization of the transactions described above as qualified sales under SFAS 98 and the payments associated with the related operating leases as restaurant rent expense, rather than as payments of interest and principal associated with lease financing obligations, has been to increase rent expense, reduce depreciation expense and reduce interest expense. For the year ending December 31, 2009, these transactions will increase rent expense by $2.2 million, decrease depreciation expense by $0.5 million and decrease interest expense by $3.1 million.

Executive Summary - Operating Performance for the Three Months Ended March 31, 2009

Total revenues in the first quarter of 2009 increased 2.9% to $201.3 million from $195.8 million in the first quarter of 2008. Revenues from our Hispanic Brand restaurants increased 2.2% to $106.9 million in the first quarter of 2009 from $104.6 million in the first quarter of 2008 and revenues from our Burger King restaurants increased 3.6% to $94.5 million in the first quarter of 2009 from $91.2 million in the first quarter of 2008.

Restaurant operating margins in 2009 were favorably impacted by lower food costs and the leveraging or reduction of operating costs including restaurant labor, utilities and repairs and maintenance. As a percentage of total restaurant sales, cost of sales decreased 0.5% to 29.0% in the first quarter of 2009 compared to 29.5% in the first quarter of 2008 due primarily to a 2.0% decrease in food and paper costs at our Taco Cabana restaurants, as a percentage of Taco Cabana restaurant sales, primarily from a moderation in commodity price increases and the effect of menu price increases taken in the last half of 2008. As a percentage of total restaurant sales, restaurant wages and related expenses decreased 0.8% to 29.2% due to improvements in labor productivity including reduced employee turnover at all three of our restaurant concepts. Other restaurant operating expenses also decreased 0.5%, as a percentage of total restaurant sales, in the first quarter of 2009 to 14.6%.

General and administrative expenses were $13.2 million in the first quarter of 2009 compared to $13.0 million in the first quarter of 2008. As a percentage of total restaurant sales, general and administrative expenses decreased slightly to 6.6% in the first quarter of 2009 from 6.7% in the first quarter of 2008.

Interest expense decreased to $5.2 million in the first quarter of 2009 from $7.4 million in the first quarter of 2008 due to a reduction in our total indebtedness of $53.1 million since the end of the first quarter of 2008 and lower effective interest rates on our LIBOR based borrowings under our senior credit facility.

Our effective income tax rate, including discrete tax items, was 37.5% in the first quarter of 2009 compared to 38.0% in the first quarter of 2008. There were no discrete tax adjustments in the first quarter of 2009.

As a result of the above, our net income increased $3.6 million to $5.0 million in the first quarter of 2009 from $1.4 million in the first quarter of 2008.

Results of Operations

Three Months Ended March 31, 2009 Compared to Three Months Ended March 31, 2008

The following table sets forth, for the three months ended March 31, 2009 and 2008, selected operating results as a percentage of consolidated restaurant sales:

	2009	2008
Restaurant sales:
Pollo Tropical	21.8%	22.5%
Taco Cabana	31.2%	30.8%
Burger King	47.0%	46.7%

Total restaurant sales	100.0%	100.0%
Costs and expenses:
Cost of sales	29.0%	29.5%
Restaurant wages and related expenses	29.2%	30.0%
Restaurant rent expense	6.2%	5.9%
Other restaurant operating expenses	14.6%	15.1%
Advertising expense	4.0%	4.0%
General and administrative (including stock-based compensation expense)	6.6%	6.7%

Since the beginning of 2008 we have opened seven new Pollo Tropical restaurants, eleven new Taco Cabana restaurants and five new Burger King restaurants, four of which were relocations within their market areas. One of the relocated Burger King restaurants was closed in 2007. During the same period we closed an additional eight Burger King restaurants, one Pollo Tropical restaurant and five Taco Cabana restaurants.

Restaurant Sales. Total restaurant sales for the first quarter of 2009 increased $5.6 million, or 2.9%, to $201.0 million from $195.4 million in the first quarter of 2008 due to sales increases at our Hispanic Brand restaurants of $2.3 million, or 2.2%, and sales increases at our Burger King restaurants of $3.3 million. Restaurant sales at our Hispanic Brand restaurants were $106.5 million in the first quarter of 2009.

Pollo Tropical restaurant sales decreased $0.2 million, or 0.4%, to $43.9 million in the first quarter of 2009 due primarily to a decrease in comparable restaurant sales of 3.0% due to lower customer traffic compared to the first quarter of 2008. This decrease was substantially offset by the net addition of six new Pollo Tropical restaurants since the beginning of the first quarter of 2008, which contributed $1.7 million in additional sales in the first quarter of 2009 compared to the first quarter of 2008. Effective menu price increases in the first quarter of 2009 were approximately 6.5% while our average check increased 0.9% compared to the first quarter of 2008 reflecting the effect of menu mix changes and the effect of product promotions.

Taco Cabana restaurant sales increased $2.4 million, or 4.1%, to $62.6 million in the first quarter of 2009 due primarily to the opening of eleven new Taco Cabana restaurants since the beginning of the first quarter of 2008, which contributed $4.8 million of additional sales in the first quarter of 2009 compared to the first quarter of 2008. This increase was partially offset by a 1.6% decrease in comparable restaurant sales in the first quarter of 2009 as a result of lower customer traffic and the closure of five Taco Cabana restaurants since the beginning of the first quarter of 2008. Effective menu price increases in the first quarter of 2009 were approximately 6.5% while our average check increased 4.5% compared to the first quarter of 2008.

Burger King restaurant sales increased $3.3 million, or 3.6%, to $94.5 million in the first quarter of 2009 reflecting an increase in comparable restaurant sales of 5.1% compared to the first quarter of 2008. Such increase was partially offset by the closure, excluding relocated restaurants, of eight Burger King restaurants since the beginning of the first quarter of 2008. Effective menu price increases in the first quarter were approximately 4.7% while our average check increased 7.5% reflecting menu mix changes including the effect of the resizing of menu item options for soft drinks and french fries.

Operating Costs and Expenses. Cost of sales as a percentage of total restaurant sales decreased to 29.0% in the first quarter of 2009 from 29.5% in the first quarter of 2008. Pollo Tropical cost of sales, as a percentage of Pollo Tropical restaurant sales, increased to 33.4% in the first quarter of 2009 from 32.6% in the first quarter of 2008 due primarily to higher chicken commodity prices (0.4% of Pollo Tropical sales) and higher prices of other commodities including rice, wheat-based products and yucca (2.0% of Pollo Tropical sales), all partially offset by the effect of menu price increases taken in 2008. Taco Cabana cost of sales, as a percentage of Taco Cabana restaurant sales, decreased to 29.3% in the first quarter of 2009 from 31.3% in the first quarter of 2008 due primarily to the effect of menu price increases taken in 2008 and lower commodity prices for cheese (0.7% of Taco Cabana sales) partially offset by increases in other commodity prices (1.2% of Taco Cabana sales) including produce. Burger King cost of sales, as a percentage of Burger King restaurant sales, decreased slightly to 26.7% in the first quarter of 2009 from 26.8% in the first quarter of 2008 due primarily to higher vendor rebates (0.3% of Burger King sales). Increases in commodity prices including beef and potato prices (0.9% of Burger King sales) and an increase in sales from lower margin menu items were substantially offset by the effect of menu price increases taken in 2008.

Restaurant wages and related expenses, as a percentage of total restaurant sales, decreased to 29.2% in the first quarter of 2009 from 30.0% in the first quarter of 2008. Pollo Tropical restaurant wages and related expenses, as a percentage of Pollo Tropical restaurant sales, decreased to 24.8% in the first quarter of 2009 from 25.7% in the first quarter of 2008 due to improved labor productivity and lower workers compensation claim costs (0.6% of Pollo Tropical sales). Taco Cabana restaurant wages and related expenses, as a percentage of Taco Cabana restaurant sales, decreased to 29.0% in the first quarter of 2009 from 29.3% in the first quarter of 2008 due primarily to lower medical insurance claim costs (0.2% of Taco Cabana sales) and improved labor productivity. Burger King restaurant wages and related expenses, as a percentage of Burger King restaurant sales, decreased to 31.3% in the first quarter of 2009 from 32.5% in the first quarter of 2008 due primarily to improved labor productivity, the effect of higher sales volumes on fixed labor costs and the effect of menu price increases taken in 2008.

Restaurant rent expense, as a percentage of total restaurant sales, increased to 6.2% in the first quarter of 2009 from 5.9% in the first quarter of 2008 due primarily to the reduction in lease financing obligations which resulted in a recharactrization of certain transactions as qualified sales under SFAS 98 and the payments associated with the related operating leases as restaurant rent expense, rather than as payments of interest and principal associated with lease financing obligations.

Other restaurant operating expenses, as a percentage of total restaurant sales, decreased to 14.6% in the first quarter of 2009 from 15.1% in the first quarter of 2008. Pollo Tropical other restaurant operating expenses, as a percentage of Pollo Tropical restaurant sales, decreased to 13.9% in the first quarter of 2009 from 14.3% in the first quarter of 2008 due primarily to lower repair and maintenance expenses (1.1% of Pollo Tropical sales) partially offset by higher general liability claim costs (0.3% of Pollo Tropical sales) and higher utility costs (0.5% of Pollo Tropical sales). Taco Cabana other restaurant operating expenses, as a percentage of Taco Cabana restaurant sales, decreased to 13.5% in the first quarter of 2009 from 14.5% in the first quarter of 2008 due primarily to lower repair and maintenance expenses (0.5% of Taco Cabana sales), lower utility costs (0.2% of Taco Cabana sales) and lower security related costs. Burger King other restaurant operating expenses, as a percentage of Burger King restaurant sales, decreased to 15.7% in the first quarter of 2009 from 16.0% in the first quarter of 2008 due primarily to lower utility costs (0.2% of Burger King sales) and lower repair and maintenance expenses (0.1% of Burger King sales).

Advertising expense, as a percentage of total restaurant sales, was 4.0% in the both the first quarter of 2009 and the first quarter of 2008. Pollo Tropical advertising expense, as a percentage of Pollo Tropical restaurant sales, decreased to 3.0% in the first quarter of 2009 from 3.7% in the first quarter of 2008 due to higher radio expenditures in 2008. Pollo Tropical advertising costs are currently expected to be approximately 2.4% to 2.6% of Pollo Tropical restaurant sales for all of 2009, but there can be no assurance in this regard. Taco Cabana advertising expense, as a percentage of Taco Cabana restaurant sales, increased to 4.2% in the first quarter of 2009 from 3.7% in the first quarter of 2008 due primarily to the timing of promotions in 2009. Taco Cabana advertising costs are currently expected to be approximately 3.8% to 4.0% of Taco Cabana restaurant sales for all of 2009, but there can be no assurance in this regard. Burger King advertising expense, as a percentage of Burger King restaurant sales, decreased slightly to 4.3% in the first quarter of 2009 from 4.4% in the first quarter of 2008 due to decreased promotional activities in certain of our Burger King markets. Our Burger King advertising costs are currently expected to be approximately 4.2% of our Burger King restaurant sales for all of 2009, but there can be no assurance in this regard.

General and administrative expenses increased $0.2 million in the first quarter of 2009 to $13.2 million and, as a percentage of total restaurant sales, decreased slightly to 6.6% from 6.7% in the first quarter of 2008. Before an increase in performance-based bonus expense of $1.4 million, all other general and administrative expenses were reduced by $1.1 million compared to the first quarter of 2008 as a result of cost reductions implemented in late 2008.

Segment EBITDA. As a result of the factors above, Segment EBITDA for our Pollo Tropical restaurants increased to $6.5 million in the first quarter of 2009 from $6.0 million in the first quarter of 2008. Segment EBITDA for our Taco Cabana restaurants increased to $8.2 million in the first quarter of 2009 from $6.6 million in the first quarter of 2008. Segment EBITDA for our Burger King restaurants also increased to $7.0 million in the first quarter of 2009 from $5.6 million in the first quarter of 2008.

Depreciation and Amortization and Impairment and Other Lease Charges. Depreciation and amortization expense was $7.9 million in the first quarter of 2009 compared to $8.0 million in the first quarter of 2008. Impairment and other lease charges were $0.3 million in the first quarter of 2009 due to lease related charges of $0.3 million associated with the closure of an underperforming Pollo Tropical restaurant in Florida in the first quarter of 2009. The assets for this location were impaired in the fourth quarter of 2008. There were no significant impairment and other lease charges in the first quarter of 2008.

Interest Expense. Total interest expense decreased $2.3 million to $5.2 million in the first quarter of 2009 from $7.4 million in the first quarter of 2008 due to a reduction in our total outstanding indebtedness of $53.1 million since the end of the first quarter of 2008 and lower effective interest rates on our LIBOR based borrowings under our senior credit facility. The weighted average interest rate on our long-term debt, excluding lease financing obligations, for the first quarter of 2009 decreased to 5.8% from 7.4% in the first quarter of 2008. Interest expense on lease financing obligations decreased to $0.4 million in the first quarter of 2009 from $1.3 million in the first quarter of 2008 due to a reduction in lease financing obligations of $37.9 million since the end of first quarter of 2008.

Provision for Income Taxes. The provision for income taxes for the first quarter of 2009 was derived using an estimated effective annual income tax rate for all of 2009 of 37.5%. There were no discrete tax adjustments in the first quarter of 2009. The provision for income taxes for the first quarter of 2008 was derived using an estimated effective annual income tax rate for 2008 of 38.0%, excluding discrete tax adjustments. Discrete tax adjustments reduced the provision for income taxes by $46,000 in the first quarter of 2008.

Net Income. As a result of the foregoing, net income was $5.0 million in the first quarter of 2009 compared to $1.4 million in the first quarter of 2008.

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

Interest payments under our debt obligations, capital expenditures and payments related to our lease obligations represent significant liquidity requirements for us. We believe cash generated from our operations, availability of borrowing under our revolving credit facility and proceeds from anticipated sale-leaseback transactions will provide sufficient cash availability to cover our anticipated working capital needs, capital expenditures and debt service requirements for the next twelve months.

We intend to continue utilizing financial leverage in an effort to enhance returns to our stockholders. However, in response to the continuing economic downturn we are also balancing our use of leverage by significantly reducing our spending on new restaurant development in the near term which will allow us to utilize a portion of our free cash flow to reduce our outstanding indebtedness.

Operating Activities. Net cash provided from operating activities for the three months ended March 31, 2009 was $12.3 million and resulted primarily from net income of $5.0 million, adjusted for non-cash items including depreciation and amortization expense of $7.9 million. Net cash used for operating activities for the three months ended March 31, 2008 was $0.9 million due to reductions in working capital of $10.5 million due in part to the timing of payments for medical claims and deferred compensation, substantially offset by net income of $1.4 million, adjusted for non-cash items including depreciation and amortization expense of $8.0 million.

Investing Activities. Net cash used for investing activities in the first quarter of 2009 and 2008 was $5.8 million and $11.1 million, respectively. Capital expenditures are the largest component of our investing activities and include: (1) new restaurant development which may include the purchase of real estate; (2) restaurant remodeling, which includes the renovation of the interior and exterior of our existing restaurants, including expenditures associated with Burger King franchise renewals; (3) other restaurant capital expenditures, which include capital maintenance expenditures for the ongoing reinvestment and enhancement of our restaurants; and (4) corporate and restaurant information systems.

The following table sets forth our capital expenditures for the periods presented (in thousands):

	Pollo Tropical	Taco Cabana	Burger King	Other	Consolidated
Three months ended March 31, 2009:
New restaurant development	$483	$2,479	$872	$—	$3,834
Restaurant remodeling	168	893	1,279	—	2,340
Other restaurant capital expenditures (1)	204	414	475	—	1,093
Corporate and restaurant information systems	—	—	—	698	698

Total capital expenditures	$855	$3,786	$2,626	$698	$7,965

Number of new restaurant openings (2)	—	1	1		2
Three months ended March 31, 2008:
New restaurant development	$4,671	$1,917	$842	$—	$7,430
Restaurant remodeling	1,451	141	1,046	—	2,638
Other restaurant capital expenditures (1)	424	824	829	—	2,077
Corporate and restaurant information systems	—	—	—	704	704

Total capital expenditures	$6,546	$2,882	$2,717	$704	$12,849

Number of new restaurant openings (2)	2	—	1		3

1)	Excludes restaurant repair and maintenance expenses included in other restaurant operating expenses in our consolidated financial statements. For the three months ended March 31, 2009 and 2008, total restaurant repair and maintenance expenses were approximately $4.1 million and $5.0 million, respectively.
2)	Includes Burger King restaurants which were relocated in the same market area under a new franchise agreement.

In 2009, we currently anticipate that total capital expenditures will range from $33 million to $38 million, although the actual amount of capital expenditures may differ from these estimates. These expenditures are expected to include approximately $9 million to $11 million for the development of new restaurants and purchase of related real estate. In 2009 we anticipate opening two to three new Pollo Tropical restaurants, three to four new Taco Cabana restaurants and two to three new Burger King restaurants which will be relocations of existing restaurants within their current market area. Capital expenditures in 2009 are expected to also include approximately $17 million to $20 million for the ongoing reinvestment in our restaurants for remodeling costs and capital maintenance expenditures, approximately $2 million related to the replacement and upgrade of point-of-sale systems at our Pollo Tropical restaurants and approximately $4 million for the installation of new broilers at our Burger King restaurants.

Investing activities also include sale-leaseback transactions related to our restaurant properties, the proceeds from which were $1.9 million and $1.7 million in the first quarter of 2009 and 2008, respectively. In the first quarter of 2009 we also sold one non-operating restaurant property for net proceeds of $0.2 million. The net proceeds from these sales were used to reduce outstanding borrowings under our senior credit facility.

Financing Activities. Net cash used for financing activities in the first quarter of 2009 was $6.4 million and included net repayments of our revolving credit borrowings of $4.9 million. Net cash provided from financing activities in the first quarter of 2008 was $8.7 million due to net revolver borrowings.

Senior Credit Facility. Our senior credit facility consists of term loan A borrowings maturing on March 8, 2013 (or earlier on September 30, 2012 if the Notes are not refinanced by June 30, 2012) and a $65.0 million revolving credit facility (including a sub limit of up to $25.0 million for letters of credit and up to $5.0 million for swingline loans) maturing on March 8, 2012.

Both term loan and revolving credit borrowings under the senior credit facility bear interest at a per annum rate, at our option, of either:

1) the applicable margin ranging from 0% to 0.25% based on our senior leverage ratio (as defined in the senior credit facility) plus the greater of (i) the prime rate or (ii) the federal funds rate for that day plus 0.5%; or

2) Adjusted LIBOR plus the applicable margin percentage in effect ranging from 1.0% to 1.5% based on our senior leverage ratio. At March 31, 2009 the LIBOR margin percentage was 1.25%.

At March 29, 2009, outstanding term loan borrowings under the senior credit facility were $115.5 million with the remaining balance due and payable as follows:

1)	one quarterly installment of $1.5 million on March 31, 2009;

2)	eight quarterly installments of $3.0 million beginning on June 30, 2009;

3)	four quarterly installments of $4.5 million beginning on June 30, 2011; and

4)	four quarterly installments of $18.0 million beginning on June 30, 2012.

Under the senior credit facility, we are also required to make mandatory prepayments of principal on term loan borrowings (a) annually in an amount up to 50% of Excess Cash Flow depending upon our Total Leverage Ratio (as such terms are defined in the senior credit facility), (b) in the event of certain dispositions of assets (all subject to certain exceptions) and insurance proceeds, in an amount equal to 100% of the net proceeds received by us there from, and (c) in an amount equal to 100% of the net proceeds from any subsequent issuance of debt. The senior credit facility contains customary default provisions as provided therein, including without limitation, a cross default provision pursuant to which it is an event of default under the senior credit facility if there is a default in the payment of any principal of or interest on any indebtedness of Carrols having an outstanding principal amount of at least $2.5 million (excluding lease financing obligations but which would include the Indenture governing the Notes) or any event or condition which results in the acceleration of such indebtedness prior to its stated maturity.

In general, obligations under the senior credit facility are guaranteed by us and all of Carrols’ material subsidiaries and are collateralized by a pledge of Carrols’ common stock and the stock of each of Carrols’ material subsidiaries. The senior credit facility contains certain covenants, including, without limitation, those limiting our ability to incur indebtedness, incur liens, sell or acquire assets or businesses, change the nature of our business, engage in transactions with related parties, make certain investments or pay dividends. In addition, we are required to meet certain financial ratios, including fixed charge coverage, senior leverage, and total leverage ratios (all as defined under the senior credit facility). We were in compliance as of March 31, 2009 with the covenants in the senior credit facility. At March 31, 2009, Carrols fixed charge coverage ratio was 1.50 to 1.00 compared to the minimum required fixed charge ratio of 1.20 to 1.00, Carrols senior leverage ratio was 1.67 to 1.00 compared to the allowed senior leverage ratio of 2.25 to 1.00, and Carrols total leverage ratio was 3.57 to 1.00 compared to the allowed total leverage ratio of 4.50 to 1.00.

Notes. On December 15, 2004 Carrols issued $180.0 million of Notes. The Notes bear interest at a rate of 9% payable semi-annually on January 15 and July 15 and mature on January 15, 2013. During 2008, Carrols repurchased and retired $15.0 million principal amount of the Notes in open market transactions for $10.4 million resulting in a gain on extinguishment of debt of $4.4 million, net of a $0.3 million write-off of deferred financing costs. The Notes are redeemable at the option of Carrols in whole or in part at a price of 104.5% of the principal amount if redeemed before January 15, 2010, 102.25% of the principal amount if redeemed after January 15, 2010 but before January 15, 2011 and at 100% of the principal amount after January 15, 2011.

The Notes are unsecured and guaranteed by Carrols’ material subsidiaries. Restrictive covenants under the Notes include limitations with respect to, among other things, Carrols’ and its material subsidiaries’ ability to incur additional debt, incur liens, sell or acquire assets or businesses, pay dividends and make certain investments. The Indenture governing the Notes contains customary default provisions as provided therein, including without limitation, a cross default provision pursuant to which it is an event of default under the Notes and the Indenture if there is a default under any indebtedness of Carrols having an outstanding principal amount of $20 million or more (which would include the senior credit facility) if such default results in the acceleration of such indebtedness prior to its stated maturity or is caused by a failure to pay principal when due. Carrols was in compliance as of March 31, 2009 with the restrictive covenants in the Indenture governing the Notes.

Indebtedness. At March 31, 2009, we had total debt outstanding of $309.7 million comprised of $165.0 million of Notes, term loan borrowings of $115.5 million under the senior credit facility, borrowings of $13.1 million under the revolving credit facility, lease financing obligations of $14.9 million and capital lease obligations of $1.3 million. After reserving $14.3 million for letters of credit guaranteed by our senior credit facility, $37.6 million was available for borrowings under the revolving credit facility at March 31, 2009.

Contractual Obligations

A table of our contractual obligations as of December 31, 2008 was included in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2008. There have been no significant changes to our contractual obligations during the three months ended March 31, 2009.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements other than our operating leases, which are primarily for our restaurant properties and not recorded on our consolidated balance sheet.

Application of Critical Accounting Policies

Our unaudited interim consolidated financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America. Preparing consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. These estimates and assumptions are affected by the application of our accounting policies. Our significant accounting policies are described in the “Significant Accounting Policies” footnote in the notes to our Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2008. Critical accounting estimates are those that require application of management’s most difficult, subjective or complex judgments, often as a result of matters that are inherently uncertain and may change in subsequent periods.

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

Accrued occupancy costs. We make estimates of accrued occupancy costs pertaining to closed restaurant locations on an ongoing basis. These estimates require assessment and continuous evaluation of a number of factors such as the remaining contractual period under our lease obligations, the amount of sublease income we are able to realize on a particular property and estimates of other costs such as property taxes. Differences between actual future events and prior estimates could result in adjustments to these accrued costs. At March 31, 2009 we had five non-operating restaurant properties.

Insurance liabilities. We are insured for workers’ compensation, general liability and medical insurance claims under policies where we pay all claims, subject to annual stop-loss limitations both for individual claims and claims in the aggregate. At March 31, 2009, we had $8.8 million accrued for these insurance claims. We record insurance liabilities based on historical and industry trends, which are continually monitored, and adjust accruals as warranted by changing circumstances. Since there are many estimates and assumptions involved in recording these insurance liabilities, including the ability to estimate the future development of incurred claims based on historical trends, differences between actual future events and prior estimates and assumptions could result in adjustments to these liabilities.

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

Evaluation of Goodwill. We must evaluate our recorded goodwill under SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”) on an ongoing basis. We have elected to conduct our annual impairment review of goodwill assets at December 31. Our review at December 31, 2008 indicated there has been no impairment as of that date. In performing the goodwill impairment test, we compare the net book values of our reporting units to their estimated fair values. In determining the estimated fair values of the reporting units, we employ a combination of a discounted cash flow analysis and a market-based approach. The results of these analyses are corroborated with other value indicators where available, such as comparable company earnings multiples and research analyst estimates. This annual evaluation of goodwill requires us to make estimates and assumptions to determine the fair value of our reporting units including projections regarding future operating results of each restaurant over its remaining lease term and market values. These estimates may differ from actual future events and if these estimates or related projections change in the future, we may be required to record impairment charges for these assets.

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

Stock-based Compensation. We account for stock-based compensation in accordance with SFAS No. 123(R), “Share-Based Payment” (“SFAS No. 123(R)”). As required by SFAS No. 123(R), stock-based compensation is estimated for equity awards at fair value at the grant date. We determine the fair value of equity awards using the Black-Scholes model which requires the use of certain assumptions. The assumptions include the risk-free rate of interest, expected dividend yield, expected volatility and the expected life of the award. The risk-free rate of interest is based on the zero coupon U.S. Treasury rate appropriate for the expected term of the award. There are no dividend assumptions as we do not currently plan to pay dividends on our common stock. Expected stock price volatility is based on the implied volatility of a peer group that had actively traded stock during the period immediately preceding the share-based award grant as we currently do not have sufficient historical stock price data for our stock. This period is equal in length to the award’s expected term. Compensation expense is recognized only for those options expected to vest, with forfeitures estimated based on our historical experience and future expectations.

Effects of New Accounting Standards

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”) which defines fair value, establishes a framework for using fair value to measure assets and liabilities and expands disclosures about fair value measurements. The statement applies whenever other pronouncements require or permit assets or liabilities to be measured at fair value. In February 2007, the FASB issued FSP FAS 157-2, delaying the effective date of SFAS 157 for certain non-financial assets and certain non-financial liabilities to fiscal years beginning after November 15, 2008. The implementation of SFAS 157 did not have a material impact on our consolidated financial statements.

In June 2008, the FASB issued FSP EITF 03-6-1 “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities,” which addresses whether unvested instruments granted in share-based payment transactions that contain nonforfeitable rights to dividends or dividend equivalents are participating securities subject to the two-class method of computing earnings per share under SFAS No. 128, “Earnings Per Share.” FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those years. Our adoption of FSP EITF 03-6-1 did not result in a change in our Company’s earnings per share.

Forward Looking Statements

This Quarterly Report on Form 10-Q contains statements which constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Statements that are predictive in nature or that depend upon or refer to future events or conditions are forward-looking statements. These statements are often identified by the words “may,” “might,” “will,” “should,” “anticipate,” “believe,” “expect,” “intend,” “estimate,” “hope” or similar expressions. In addition, expressions of our strategies, intentions or plans are also forward looking statements. These statements reflect management’s current views with respect to future events and are subject to risks and uncertainties, both known and unknown. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their date. There are important factors that could cause actual results to differ materially from those in forward-looking statements, many of which are beyond our control. Investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those projected or implied in the forward-looking statements. We believe important factors that could cause actual results to differ materially from our expectations include the following, in addition to other risks and uncertainties discussed herein and in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008:

•	Competitive conditions;

•	Regulatory factors;

•	Environmental conditions and regulations;

•	General economic conditions, particularly in the retail sector;

•	Weather conditions;

•	Increases in commodity costs;

•	Fuel prices;

•	Significant disruptions in service or supply by any of our suppliers or distributors;

•	Changes in consumer perception of dietary health and food safety;

•	Labor and employment benefit costs;

•	The outcome of pending or future legal claims and proceedings;

•	Our ability to manage our growth and successfully implement our business strategy;

•	The risks associated with the expansion of our business;

•	Our ability to integrate any businesses we acquire;

•	Our borrowing costs and credit ratings, which may be influenced by the credit ratings of our competitors;

•	The availability and terms of necessary or desirable financing or refinancing and other related risks and uncertainties;

•

The risk of events similar to those of September 11, 2001 or an outbreak or escalation of any insurrection or armed conflict involving the United States or any other national or international calamity; and

•

Factors that affect the restaurant industry generally, including recalls if products become adulterated or misbranded, liability if product consumption causes injury, ingredient disclosure and labeling laws and regulations, reports of cases of “mad cow” disease and avian flu, and the possibility that consumers could lose confidence in the safety and quality of certain food products, as well as negative publicity regarding food quality, illness, injury or other health concerns.

Inflation

The inflationary factors that have historically affected our results of operations include increases in food and paper costs, labor and other operating expenses and energy costs. Wages paid in our restaurants are impacted by changes in the Federal and state hourly minimum wage rates. Accordingly, changes in the Federal and state hourly minimum wage rates directly affect our labor costs. We typically attempt to offset the effect of inflation, at least in part, through periodic menu price increases and various cost reduction programs. However, no assurance can be given that we will be able to fully offset such inflationary cost increases in the future.

ITEM 3—QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

There were no material changes from the information presented in Item 7A included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 with respect to the Company’s market risk sensitive instruments.

A 1% change in interest rates would have resulted in an increase or decrease in interest expense of approximately $0.3 million for the three months ended march 31, 2009.

ITEM 4—CONTROLS AND PROCEDURES

Disclosure Controls and Procedures. Our senior management is responsible for establishing and maintaining disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d – 15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Evaluation of Disclosure Controls and Procedures. We have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report, with the participation of our Chief Executive Officer and Chief Financial Officer, as well as other key members of our management. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 29, 2009.

No change occurred in our internal control over financial reporting during the first quarter of 2009 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. RISK FACTORS

Part I — Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2008 describes important factors that could cause our actual operating results to differ materially from those indicated or suggested by forward-looking statements made in this Form 10-Q or presented elsewhere by management from time-to-time. There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

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

CARROLS RESTAURANT GROUP, INC.

Date: May 6, 2009	/s/ ALAN VITULI
(Signature)
Alan Vituli Chairman of the Board and Chief Executive Officer

Date: May 6, 2009	/s/ PAUL R. FLANDERS
(Signature)
Paul R. Flanders Vice President – Chief Financial Officer and Treasurer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CARROLS CORPORATION

Date: May 6, 2009	/s/ ALAN VITULI
(Signature)
Alan Vituli Chairman of the Board and Chief Executive Officer

Date: May 6, 2009	/s/ PAUL R. FLANDERS
(Signature)
Paul R. Flanders Vice President – Chief Financial Officer and Treasurer