Form 10-Q
period 2009-06-28
CARROLS CORP; CARROLS RESTAURANT GROUP, INC.
filed 2009-08-05
CIK 17927, 809248

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 28, 2009

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

Yes  ☒    No  ☐

Indicate by check mark whether the registrants have submitted electronically and posted on their Corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes  ☐    No  ☐

Indicate by check mark whether the registrants are large accelerated filers, accelerated filers, non-accelerated filers or smaller reporting companies. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in
Rule 12b-2 of the Exchange Act, (Check one):

Carrols Restaurant Group, Inc.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Carrols Corporation

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether either of the registrants are shell companies (as defined in Rule 12b-2 of the Exchange Act) Yes  ☐    No  ☒

As of July 31, 2009, Carrols Restaurant Group, Inc. had 21,594,145 shares of its common stock, $.01 par value, outstanding. As of July 31, 2009, all outstanding equity securities of Carrols Corporation, which consisted of 10 shares of its common stock, were owned by Carrols Restaurant Group, Inc.

CARROLS RESTAURANT GROUP, INC. AND CARROLS CORPORATION

FORM 10-Q

QUARTER ENDED JUNE 28, 2009

PART I—FINANCIAL INFORMATION

ITEM 1—INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

CARROLS RESTAURANT GROUP, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(In thousands of dollars, except share and per share amounts)

(Unaudited)

	June 30, 2009	December 31, 2008
ASSETS
Current assets:
Cash and cash equivalents	$3,032	$3,399
Trade and other receivables	5,808	5,622
Inventories	5,272	5,588
Prepaid rent	2,998	2,998
Prepaid expenses and other current assets	7,280	6,738
Deferred income taxes	4,873	4,890

Total current assets	29,263	29,235
Property and equipment, net	191,485	195,376
Franchise rights, net (Note 4)	75,302	76,870
Goodwill (Note 4)	124,934	124,934
Intangible assets, net	610	675
Franchise agreements, at cost less accumulated amortization of $5,636 and $5,729, respectively	5,813	5,826
Deferred income taxes	5,946	6,697
Other assets	9,858	10,585

Total assets	$443,211	$450,198

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt (Note 5)	$15,090	$12,093
Accounts payable	20,009	18,789
Accrued interest	6,979	7,742
Accrued payroll, related taxes and benefits	18,175	15,431
Accrued income taxes payable	614	2,099
Accrued real estate taxes	4,081	3,803
Other liabilities	10,313	10,848

Total current liabilities	75,261	70,805
Long-term debt, net of current portion (Note 5)	268,152	289,202
Lease financing obligations (Note 9)	11,686	14,859
Deferred income—sale-leaseback of real estate	43,634	43,447
Accrued postretirement benefits (Note 8)	1,566	1,697
Other liabilities (Note 7)	21,654	21,729

Total liabilities	421,953	441,739
Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock, par value $.01; authorized 20,000,000 shares, issued and outstanding—none	—	—
Voting common stock, par value $.01; authorized 100,000,000 shares, issued and outstanding - 21,592,726 and 21,592,462 shares, respectively	216	216
Additional paid-in capital	1,056	348
Retained earnings	18,163	6,072
Accumulated other comprehensive income (Note 13)	1,964	1,964
Treasury stock, at cost	(141)	(141)

Total stockholders’ equity	21,258	8,459

Total liabilities and stockholders’ equity	$443,211	$450,198

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CARROLS RESTAURANT GROUP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

THREE AND SIX MONTHS ENDED JUNE 30, 2009 AND 2008

(In thousands of dollars, except share and per share amounts)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Revenues:
Restaurant sales	$203,535	$210,331	$404,524	$405,724
Franchise royalty revenues and fees	399	351	753	711

Total revenues	203,934	210,682	405,277	406,435

Costs and expenses:
Cost of sales	59,349	63,943	117,622	121,572
Restaurant wages and related expenses (including stock-based compensation expense of $53, $57, $105 and $114, respectively)	59,144	60,763	117,787	119,304
Restaurant rent expense	12,402	11,568	24,834	23,051
Other restaurant operating expenses	29,286	31,348	58,700	60,893
Advertising expense	7,567	9,224	15,578	17,048
General and administrative (including stock-based compensation expense of $308, $435, $603 and $852, respectively)	12,698	13,717	25,916	26,712
Depreciation and amortization	7,883	8,077	15,753	16,099
Impairment and other lease charges (Note 3)	63	81	354	102
Other income (Note 14)	(579)	(119)	(579)	(119)

Total costs and expenses	187,813	198,602	375,965	384,662

Income from operations	16,121	12,080	29,312	21,773
Interest expense	4,923	7,123	10,074	14,557
Gain on extinguishment of debt (Note 5)	—	(180)	—	(180)

Income before income taxes	11,198	5,137	19,238	7,396
Provision for income taxes (Note 6)	4,133	1,880	7,147	2,693

Net income	$7,065	$3,257	$12,091	$4,703

Basic net income per share (Note 12)	$0.33	$0.15	$0.56	$0.22

Diluted net income per share (Note 12)	$0.32	$0.15	$0.56	$0.22

Basic weighted average common shares outstanding (Note 12)	21,592,535	21,571,652	21,592,498	21,571,609
Diluted weighted average common shares outstanding (Note 12)	21,782,987	21,575,405	21,688,962	21,574,825

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CARROLS RESTAURANT GROUP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

SIX MONTHS ENDED JUNE 30, 2009 AND 2008

(In thousands of dollars)

(Unaudited)

	2009	2008
Cash flows provided from operating activities:
Net income	$12,091	$4,703
Adjustments to reconcile net income to net cash provided from operating activities:
Loss (gain) on disposals of property and equipment	105	(12)
Stock-based compensation expense	708	966
Impairment and other lease charges	354	102
Depreciation and amortization	15,753	16,099
Amortization of deferred financing costs	489	595
Amortization of unearned purchase discounts	(1,077)	(1,077)
Amortization of deferred gains from sale-leaseback transactions	(1,559)	(1,044)
Loss (gain) on settlements of lease financing obligations	(70)	31
Accretion of interest on lease financing obligations	19	120
Deferred income taxes	768	249
Accrued income taxes	(1,485)	1,031
Gain on extinguishment of debt	—	(180)
Changes in other operating assets and liabilities	3,694	(2,203)

Net cash provided from operating activities	29,790	19,380

Cash flows used for investing activities:
Capital expenditures:
New restaurant development	(5,620)	(16,385)
Restaurant remodeling	(5,421)	(6,168)
Other restaurant capital expenditures	(3,190)	(4,091)
Corporate and restaurant information systems	(3,077)	(2,585)

Total capital expenditures	(17,308)	(29,229)
Properties purchased for sale-leaseback	(210)	—
Proceeds from sale-leaseback transactions	5,454	4,657
Proceeds from sales of other properties	249	119

Net cash used for investing activities	(11,815)	(24,453)

Cash flows provided from (used for) financing activities:
Borrowings on revolving credit facility	51,700	62,400
Repayments on revolving credit facility	(66,700)	(52,900)
Scheduled principal payments on term loans	(3,000)	—
Principal payments on capital leases	(53)	(71)
Proceeds from lease financing obligations	835	—
Settlement of lease financing obligations	(1,120)	(5,500)
Financing costs associated with issuance of lease financing obligations	(4)	—
Repurchase of senior subordinated notes	—	(1,820)

Net cash provided from (used for) financing activities	(18,342)	2,109

Net decrease in cash and cash equivalents	(367)	(2,964)
Cash and cash equivalents, beginning of period	3,399	7,396

Cash and cash equivalents, end of period	$3,032	$4,432

Supplemental disclosures:
Interest paid on long-term debt	$9,732	$11,596
Interest paid on lease financing obligations	$668	$2,520
Accruals for capital expenditures	$521	$962
Income taxes paid, net	$7,865	$1,414
Capital lease obligations incurred	$—	$117
Non-cash reduction of assets under lease financing obligations due to lease amendments	$2,074	$—
Non-cash reduction of lease financing obligations due to lease amendments	$2,833	$—

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

Business Description. At June 30, 2009 the Company operated, as franchisee, 314 quick-service restaurants under the trade name “Burger King” in 12 Northeastern, Midwestern and Southeastern states. At June 30, 2009, the Company also owned and operated 91 Pollo Tropical restaurants, of which 85 were located in Florida, four were in New Jersey and one each in New York and Connecticut, and franchised a total of 27 Pollo Tropical restaurants, 21 in Puerto Rico, two in Ecuador, one in the Bahamas and three on college campuses in Florida. At June 30, 2009, the Company owned and operated 154 Taco Cabana restaurants located primarily in Texas and franchised a total of four Taco Cabana restaurants, two in New Mexico, one in Texas and one in Georgia.

Fiscal Year. The Company uses a 52-53 week fiscal year ending on the Sunday closest to December 31. All references herein to the fiscal years ended December 28, 2008 and December 30, 2007 will be referred to as the fiscal years ended December 31, 2008 and 2007, respectively. Similarly, all references herein to the three and six months ended June 28, 2009 and June 29, 2008 will be referred to as the three and six months ended June 30, 2009 and June 30, 2008, respectively. The years ended December 31, 2008 and 2007 each contained 52 weeks and the three and six months ended June 30, 2009 and 2008 contained thirteen and twenty-six weeks, respectively.

Basis of Presentation. The accompanying unaudited consolidated financial statements for the three and six months ended June 30, 2009 and 2008 have been prepared without an audit, pursuant to the rules and regulations of the Securities and Exchange Commission and do not include certain of the information and the footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all normal and recurring adjustments considered necessary for a fair presentation of such financial statements have been included. The results of operations for the three and six months ended June 30, 2009 and 2008 are not necessarily indicative of the results to be expected for the full year.

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

•

Senior Subordinated Notes. The fair values of outstanding senior subordinated notes are based on quoted market prices. The fair values at June 30, 2009 and December 31, 2008 were approximately $154.7 million and $111.4 million, respectively.

•

Revolving and Term Loan Facilities. Rates and terms under Carrols’ senior credit facility are significantly favorable to debt with similar terms and maturities that could be potentially obtainable, if at all, at June 30, 2009. Given the lack of comparative information regarding such debt it is not practicable to estimate the fair value of our existing borrowings under our senior credit facility at June 30, 2009.

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

2. Stock-Based Compensation

As of June 30, 2009, the total non-vested stock-based compensation expense relating to the options and restricted shares was approximately $3.4 million and the Company expects to record an additional $0.7 million as compensation expense in 2009. At June 30, 2009, the remaining weighted average vesting period for stock options and restricted shares was 3.5 years and 1.7 years, respectively.

Stock Options

A summary of all option activity for the six months ended June 30, 2009 was as follows:

	2006 Plan
	Number of Options	Weighted Average Exercise Price	Average Remaining Contractual Life	Aggregate Intrinsic Value (in thousands) (1)
Options outstanding at January 1, 2009	1,710,764	$12.17	5.3	$—
Granted	536,900	2.20
Forfeited	(57,384)	11.91

Options outstanding at June 30, 2009	2,190,280	$9.86	5.3	$2,177

Vested or expected to vest at June 30, 2009	2,152,481	$9.88	5.3	$2,124

Options exercisable at June 30, 2009	698,254	$13.05	4.9	$—

(1)	The aggregate intrinsic value was calculated using the difference between the market price of the Company’s common stock at June 30, 2009 and the grant price for only those awards that had a grant price that was less than the market price of the Company’s common stock at June 30, 2009.

3. Impairment and Other Lease Charges

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

Impairment and other lease charges recorded on long-lived assets for its segments were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Burger King	$6	$71	$28	$92
Pollo Tropical	15	—	284	—
Taco Cabana	42	10	42	10

	$63	$81	$354	$102

CARROLS RESTAURANT GROUP, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(in thousands of dollars except share and per share amounts)

During the six months ended June 30, 2009, the Company closed one Pollo Tropical restaurant property in Florida whose fixed assets were impaired in the fourth quarter of 2008, and recorded a charge of $0.3 million which principally consisted of future minimum lease payments and related ancillary costs from the date of the closure to the end of the remaining lease term, net of any estimated cost recoveries from subletting the property.

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

	Pollo Tropical	Taco Cabana	Burger King	Total
Balance, June 30, 2009	$56,307	$67,177	$1,450	$124,934

Burger King Franchise Rights. Amounts allocated to franchise rights for each Burger King acquisition are amortized using the straight-line method over the average remaining term of the acquired franchise agreements plus one twenty-year renewal period. The Company assesses the potential impairment of franchise rights whenever events or changes in circumstances indicate that the carrying value may not be recoverable. If an indicator of impairment exists, an estimate of the aggregate undiscounted future cash flows from the acquired restaurants is compared to the respective carrying value of franchise rights for each Burger King acquisition and if an asset is determined to be impaired, the loss is measured by the excess of the carrying amount of the asset over its fair value. There were no impairment charges recorded against franchise rights for the three and six months ended June 30, 2009 and 2008.

Amortization expense related to Burger King franchise rights was $784 and $799 for the three months ended June 30, 2009 and 2008, respectively. Amortization expense related to Burger King franchise rights was $1,568 and $1,600 for the six months ended June 30, 2009 and 2008, respectively. The Company estimates the amortization expense for the year ending December 31, 2009 and for each of the five succeeding years to be $3,197.

5. Long-term Debt

Long-term debt at June 30, 2009 and December 31, 2008 consisted of the following:

	June 30, 2009	December 31, 2008
Collateralized:
Senior Credit Facility-Revolving credit facility	$3,000	$18,000
Senior Credit Facility-Term loan A facility	114,000	117,000
Unsecured:
9% Senior Subordinated Notes	165,000	165,000
Capital leases	1,242	1,295

	283,242	301,295
Less: current portion	(15,090)	(12,093)

	$268,152	$289,202

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

CARROLS RESTAURANT GROUP, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(in thousands of dollars except share and per share amounts)

The term loan and revolving credit borrowings under the senior credit facility bear interest at a per annum rate, at Carrols’ option, of either:

1) the applicable margin percentage ranging from 0% to 0.25% based on Carrols’ senior leverage ratio (as defined in the senior credit facility) plus the greater of (i) the prime rate or (ii) the federal funds rate for that day plus 0.5%; or

2) Adjusted LIBOR plus the applicable margin percentage in effect ranging from 1.0% to 1.5% based on Carrols’ senior leverage ratio. At June 30, 2009 the LIBOR margin percentage was 1.25%.

At June 28, 2009, outstanding term loan borrowings under the senior credit facility were $114.0 million with the remaining balance due and payable as follows:

1)	eight quarterly installments of $3.0 million beginning on June 30, 2009;

2)	four quarterly installments of $4.5 million beginning on June 30, 2011; and

3)	four quarterly installments of $18.0 million beginning on June 30, 2012.

After reserving $14.3 million for letters of credit guaranteed by the facility, $47.7 million was available for borrowings under the revolving credit facility at June 28, 2009.

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

In general, Carrols’ obligations under the senior credit facility are guaranteed by the Company and all of Carrols’ material subsidiaries and are collateralized by a pledge of Carrols’ common stock and the stock of each of Carrols’ material subsidiaries. The senior credit facility contains certain covenants, including, without limitation, those limiting Carrols’ ability to incur indebtedness, incur liens, sell or acquire assets or businesses, change the nature of its business, engage in transactions with related parties, make certain investments or pay dividends. In addition, Carrols is required to meet certain financial ratios, including fixed charge coverage, senior leverage, and total leverage ratios (all as defined under the senior credit facility). Carrols was in compliance with the covenants under its senior credit facility as of June 30, 2009.

Senior Subordinated Notes. On December 15, 2004, Carrols issued $180 million of 9% Senior Subordinated Notes due 2013 (the “Notes”). At both June 30, 2009 and December 31, 2008, $165.0 million principal amount of the senior subordinated notes were outstanding. During 2008, Carrols repurchased and retired $15.0 million principal amount of the Notes in open market transactions for $10.4 million resulting in a gain on extinguishment of debt of $4.4 million, net of a $0.3 million write-off of deferred financing costs. Of these repurchases in 2008, $2.0 million was repurchased in the three months ended June 30, 2008 which resulted in a gain on extinguishment of debt of $0.2 million.

Restrictive covenants under the Notes include limitations with respect to the Carrols’ ability to issue additional debt, incur liens, sell or acquire assets or businesses, pay dividends and make certain investments. The Indenture governing the Notes contains customary default provisions as provided therein, including without limitation, a cross default provision pursuant to which it is an event of default under the Notes and the Indenture if there is a default under any indebtedness of Carrols having an outstanding principal amount of $20 million or more (which would include the senior credit facility) if such default results in the acceleration of such indebtedness prior to its stated maturity or is caused by a failure to pay principal when due. Carrols was in compliance with the restrictive covenants in the Indenture governing the Notes as of June 30, 2009.

CARROLS RESTAURANT GROUP, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(in thousands of dollars except share and per share amounts)

6. Income Taxes

The provision for income taxes for the three and six months ended June 30, 2009 and 2008 was comprised of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Current	$4,125	$1,945	$6,379	$2,444
Deferred	8	(65)	768	249

	$4,133	$1,880	$7,147	$2,693

The provision for income taxes for the three and six months ended June 30, 2009 was derived using an estimated effective annual income tax rate for 2009 of 37.4%, which excludes any discrete tax adjustments. Discrete tax adjustments reduced the provision for income taxes by $57 in both the three months and six months ended June 30, 2009. The provision for income taxes for the three and six months ended June 30, 2008 was derived using an estimated effective annual income tax rate for 2008 of 37.9%, which excludes any discrete tax adjustments. Discrete tax adjustments reduced the provision for income taxes by $66 and $112 for the three and six months ended June 30, 2008, respectively.

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. As of June 30, 2009 and 2008, the Company had no unrecognized tax benefits and no accrued interest related to uncertain tax positions.

The tax years 2005-2008 remain open to examination by the major taxing jurisdictions to which the Company is subject. It is not possible to reasonably estimate any possible change in the unrecognized tax benefits within the next twelve months due to the uncertainties regarding the timing of any examinations.

7. Other Liabilities, Long-Term

Other liabilities, long-term, at June 30, 2009 and December 31, 2008 consisted of the following:

	June 30, 2009	December 31, 2008
Accrued occupancy costs	$11,110	$10,949
Accrued workers’ compensation costs	4,201	4,312
Deferred compensation	3,047	3,244
Other	3,296	3,224

	$21,654	$21,729

8. Postretirement Benefits

The Company provides postretirement medical and life insurance benefits covering substantially all Burger King administrative and restaurant management salaried employees who retire or terminate after qualifying for such benefits. A December 31 measurement date is used for postretirement benefits.

CARROLS RESTAURANT GROUP, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(in thousands of dollars except share and per share amounts)

The following summarizes the components of net periodic benefit income:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Service cost	$7	$(24)	$15	$14
Interest cost	27	(18)	54	53
Amortization of net gains and losses	21	3	42	44
Amortization of prior service credit	(88)	(67)	(172)	(180)

Net periodic postretirement benefit income	$(33)	$(106)	$(61)	$(69)

During the three and six months ended June 30, 2009, the Company made contributions of $37 and $72 to its postretirement plan and expects to make additional contributions during 2009.

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

In the second quarter of 2009, the Company purchased from the lessor one of its restaurant properties previously subject to a lease financing obligation for $1.1 million. The Company also modified provisions in two of its restaurant leases previously accounted for as lease financing obligations which allowed the respective sale transactions to qualify for sale-leaseback accounting and resulted in a reduction of lease financing obligations of $2.8 million. The Company also entered into a sale transaction for a restaurant property that did not qualify for sale-leaseback accounting and the proceeds of $0.8 million were recorded as a lease financing obligation. As a result of these transactions in the second quarter of 2009, lease financing obligations were reduced $3.2 million, assets under lease financing obligations were reduced by $2.1 million and deferred gains on qualified sale-leaseback transactions of $0.7 million were recorded.

In the second quarter of 2008, the Company purchased from the lessor six restaurant properties for $5.5 million that were previously accounted for as lease financing obligations.

In late 2008, the Company also amended or modified certain lease provisions and terminated certain purchase options for certain restaurant leases previously accounted for as lease financing obligations. The changes permitted 24 leases to qualify as operating leases and the related sale-leaseback transactions to be recorded as sales, which removed all of the respective assets under lease financing obligations and related liabilities from the Company’s consolidated balance sheet. The gains from these sales were generally deferred and are being amortized as an adjustment to rent expense over the remaining term of the underlying leases.

Interest expense associated with lease financing obligations, including settlement gains and losses, for the three months ended June 30, 2009 and 2008 was $0.3 million and $1.4 million, respectively, and for the six months ended June 30, 2009 and 2008 was $0.6 million and $2.7 million, respectively.

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

The accounting policies of each segment are the same as those described in the summary of significant accounting policies. The following table includes Segment EBITDA, which is the measure of segment profit or loss reported to the chief

CARROLS RESTAURANT GROUP, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(in thousands of dollars except share and per share amounts)

operating decision maker for purposes of allocating resources to the segments and assessing their performance. Segment EBITDA is defined as earnings attributable to the applicable segment before interest, income taxes, depreciation and amortization, impairment and other lease charges, stock-based compensation expense, other income and gains and losses on extinguishment of debt.

The “Other” column includes corporate related items not allocated to reportable segments, including stock-based compensation expense. Other identifiable assets consist primarily of cash, certain other assets, corporate property and equipment, including restaurant information systems expenditures, goodwill and deferred income taxes.

Three Months Ended	Pollo Tropical	Taco Cabana	Burger King	Other	Consolidated
June 30, 2009:
Total revenues	$44,578	$63,816	$95,540	$—	$203,934
Cost of sales	14,562	18,527	26,260	—	59,349
Restaurant wages and related expenses	10,968	18,804	29,319	53	59,144
General and administrative expenses (1)	2,454	2,896	7,040	308	12,698
Depreciation and amortization	1,970	2,225	3,304	384	7,883
Segment EBITDA	6,767	8,038	9,044
Capital expenditures, including acquisitions	349	2,793	3,822	2,379	9,343
June 30, 2008:
Total revenues	$45,404	$63,436	$101,842	$—	$210,682
Cost of sales	15,312	19,540	29,091	—	63,943
Restaurant wages and related expenses	10,899	18,594	31,213	57	60,763
General and administrative expenses (1)	2,762	3,006	7,514	435	13,717
Depreciation and amortization	2,000	2,091	3,611	375	8,077
Segment EBITDA	6,733	5,789	8,089
Capital expenditures, including acquisitions	4,862	6,158	3,479	1,881	16,380

Six Months Ended
June 30, 2009:
Total revenues	$88,716	$126,530	$190,031	$—	$405,277
Cost of sales	29,206	36,886	51,530	—	117,622
Restaurant wages and related expenses	21,864	36,999	58,819	105	117,787
General and administrative expenses (1)	4,801	5,852	14,660	603	25,916
Depreciation and amortization	3,922	4,459	6,649	723	15,753
Segment EBITDA	13,232	16,244	16,072
Capital expenditures, including acquisitions	1,204	6,579	6,448	3,077	17,308
June 30, 2008:
Total revenues	$89,736	$123,693	$193,006	$—	$406,435
Cost of sales	29,653	38,376	53,543	—	121,572
Restaurant wages and related expenses	22,199	36,244	60,747	114	119,304
General and administrative expenses (1)	5,328	6,012	14,520	852	26,712
Depreciation and amortization	3,916	4,162	7,249	772	16,099
Segment EBITDA	12,737	12,371	13,713
Capital expenditures, including acquisitions	11,408	9,040	6,196	2,585	29,229
Identifiable Assets:
At June 30, 2009	$55,149	$66,729	$144,775	$176,558	$443,211
At December 31, 2008	64,550	67,093	143,152	175,403	450,198

(1)	For the Pollo Tropical and Taco Cabana segments, such amounts include general and administrative expenses related directly to each segment. For the Burger King segment such amounts include general and administrative expenses related directly to the Burger King segment as well as expenses associated with administrative support to all three of the Company’s segments including executive management, information systems and certain accounting, legal and other administrative functions.

CARROLS RESTAURANT GROUP, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(in thousands of dollars except share and per share amounts)

A reconciliation of segment EBITDA to consolidated net income is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Segment EBITDA:
Pollo Tropical	$6,767	$6,733	$13,232	$12,737
Taco Cabana	8,038	5,789	16,244	12,371
Burger King	9,044	8,089	16,072	13,713

Subtotal	23,849	20,611	45,548	38,821
Less:
Depreciation and amortization	7,883	8,077	15,753	16,099
Impairment and other lease charges	63	81	354	102
Interest expense	4,923	7,123	10,074	14,557
Provision for income taxes	4,133	1,880	7,147	2,693
Stock-based compensation expense	361	492	708	966
Gain on extinguishment of debt	—	(180)	—	(180)
Other income	(579)	(119)	(579)	(119)

Net income	$7,065	$3,257	$12,091	$4,703

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

On November 30, 2002, four former hourly employees commenced a lawsuit against Carrols in the United States District Court for the Western District of New York (the “Court”) entitled Dawn Seever, et al. v. Carrols Corporation. The lawsuit alleged, in substance, that Carrols violated certain minimum wage laws under the Federal Fair Labor Standards Act and related state laws by requiring employees to work without recording their time and by retaliating against those who complained. The plaintiffs sought damages, costs and injunctive relief. They also sought to notify and certify a class consisting of current and former employees who, since 1998, have worked, or are working, for Carrols. On December 17, 2007, the Court issued a decision and order denying Plaintiffs’ motion for notice and class certification and granting the Company’s motion to dismiss all of the claims of the plaintiffs, other than certain nominal claims relating to orientation and managers’ meetings. Those nominal claims have now been resolved and on June 10, 2009 the case was dismissed in its entirety with prejudice.

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

The computation of diluted net income per share excludes options to purchase 1,067,277 and 1,099,544 shares of common stock in each of the three and six months ended June 30, 2009 and 2008, respectively, because the exercise price of these options was greater than the average market price of the common shares in the periods and therefore, they were antidilutive. In addition, options to purchase 57,500 and 2,538 shares of common stock are excluded from the computation of diluted net income per share in the three and six months ended June 30, 2009 and 2008, respectively, as they were antidilutive under the treasury stock method.

The following table is a reconciliation of the income and share amounts used in the calculation of basic net income per share and diluted net income per share:

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Basic net income per share:
Net income	$7,065	$3,257	$12,091	$4,703
Weighted average common shares outstanding	21,592,535	21,571,652	21,592,498	21,571,609
Basic net income per share	$0.33	$0.15	$0.56	$0.22

Diluted net income per share:
Net income for diluted net income per share	$7,065	$3,257	$12,091	$4,703
Shares used in computed basic net income per share	21,592,535	21,571,652	21,592,498	21,571,609
Dilutive effect of restricted shares and stock options	190,452	3,753	96,464	3,216

Shares used in computed diluted net income per share	21,782,987	21,575,405	21,688,962	21,574,825

Diluted net income per share	$0.32	$0.15	$0.56	$0.22

13. Comprehensive Income

SFAS No. 130, “Reporting Comprehensive Income” (“SFAS 130”), requires the disclosure of certain revenue, expenses, gains and losses that are excluded from net income in accordance with U.S. generally accepted accounting principles. The items that currently impact the Company’s other comprehensive income are changes in postretirement benefit obligations, net of tax.

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Net income	$7,065	$3,257	$12,091	$4,703
Change in postretirement benefit obligation, net of tax	—	—	—	8

Comprehensive income	$7,065	$3,257	$12,091	$4,711

14. Other Income

During the three and six months ended June 30, 2009, the Company recorded a gain of $0.6 million related to an insurance recovery for damages to Taco Cabana restaurants during Hurricane Ike. The Company recorded a gain of $0.1 million in the three and six months ended June 30, 2008 related to the sale of a Taco Cabana property.

CARROLS RESTAURANT GROUP, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(in thousands of dollars except share and per share amounts)

15. Recent Accounting Developments

In May 2009, the FASB issued SFAS No. 165 (“SFAS 165”), “Subsequent Events,” which provides guidance to establish general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It also requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, that is, whether that date represents the date the financial statements were issued or were available to be issued. This disclosure should alert all users of financial statements that an entity has not evaluated subsequent events after that date in the set of financial statements being presented. SFAS 165 is effective for interim and annual periods ending after June 15, 2009. The Company implemented SFAS 165 during the three months ended June 30, 2009. The Company evaluated for subsequent events through August 5, 2009, the issuance date of the Company’s financial statements. No subsequent events requiring disclosure were noted.

In June 2009, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 168 (“SFAS 168”), “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162.” SFAS 168 replaces SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles,” and identifies the sources of authoritative accounting principles and the framework for selecting the principles used in the preparation of financial statements that are presented in conformity with generally accepted accounting principles in the U.S. The Company is required to adopt the provisions of SFAS 168 for its interim period ending September 30, 2009 and it will impact the Company’s financial statement disclosures as all future references to authoritative accounting literature will be referenced in accordance with SFAS 168. There will be no changes to the content of the Company’s financial statements or disclosures as a result of implementing SFAS 168.

ITEM 1—INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

CARROLS CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands of dollars except share and per share amounts)

(Unaudited)

	June 30, 2009	December 31, 2008
ASSETS
Current assets:
Cash and cash equivalents	$3,032	$3,399
Trade and other receivables	5,808	5,622
Inventories	5,272	5,588
Prepaid rent	2,998	2,998
Prepaid expenses and other current assets	7,280	6,738
Deferred income taxes	4,873	4,890

Total current assets	29,263	29,235
Property and equipment, net	191,485	195,376
Franchise rights, net (Note 4)	75,302	76,870
Goodwill (Note 4)	124,934	124,934
Intangible assets, net	610	675
Franchise agreements, at cost less accumulated amortization of $5,636 and $5,729, respectively	5,813	5,826
Deferred income taxes	5,946	6,697
Other assets	9,858	10,585

Total assets	$443,211	$450,198

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Current portion of long-term debt (Note 5)	$15,090	$12,093
Accounts payable	20,009	18,789
Accrued interest	6,979	7,742
Accrued payroll, related taxes and benefits	18,175	15,431
Accrued income taxes	614	2,099
Accrued real estate taxes	4,081	3,803
Other liabilities	10,313	10,848

Total current liabilities	75,261	70,805
Long-term debt, net of current portion (Note 5)	268,152	289,202
Lease financing obligations (Note 9)	11,686	14,859
Deferred income—sale-leaseback of real estate	43,634	43,447
Accrued postretirement benefits (Note 8)	1,566	1,697
Other liabilities (Note 7)	21,607	21,685

Total liabilities	421,906	441,695
Commitments and contingencies (Note 11)
Stockholder’s equity:
Common stock, par value $1; authorized 1,000 shares, issued and outstanding—10 shares	—	—
Additional paid-in capital	(6,437)	(7,145)
Retained earnings	25,778	13,684
Accumulated other comprehensive income (Note 12)	1,964	1,964

Total stockholder’s equity	21,305	8,503

Total liabilities and stockholder’s equity	$443,211	$450,198

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CARROLS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

THREE AND SIX MONTHS ENDED JUNE 30, 2009 AND 2008

(In thousands of dollars)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Revenues:
Restaurant sales	$203,535	$210,331	$404,524	$405,724
Franchise royalty revenues and fees	399	351	753	711

Total revenues	203,934	210,682	405,277	406,435

Costs and expenses:
Cost of sales	59,349	63,943	117,622	121,572
Restaurant wages and related expenses (including stock-based compensation expense of $53, $57, $105 and $114, respectively)	59,144	60,763	117,787	119,304
Restaurant rent expense	12,402	11,568	24,834	23,051
Other restaurant operating expenses	29,286	31,348	58,700	60,893
Advertising expense	7,567	9,224	15,578	17,048
General and administrative (including stock-based compensation expense of $308, $435, $603 and $852, respectively)	12,697	13,716	25,913	26,709
Depreciation and amortization	7,883	8,077	15,753	16,099
Impairment and other lease charges (Note 3)	63	81	354	102
Other income (Note 13)	(579)	(119)	(579)	(119)

Total costs and expenses	187,812	198,601	375,962	384,659

Income from operations	16,122	12,081	29,315	21,776
Interest expense	4,923	7,123	10,074	14,557
Gain on extinguishment of debt (Note 5)	—	(180)	—	(180)

Income before income taxes	11,199	5,138	19,241	7,399
Provision for income taxes (Note 6)	4,133	1,880	7,147	2,693

Net income	$7,066	$3,258	$12,094	$4,706

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CARROLS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

SIX MONTHS ENDED JUNE 30, 2009 AND 2008

(In thousands of dollars)

(Unaudited)

	2009	2008
Cash flows provided from operating activities:
Net income	$12,094	$4,706
Adjustments to reconcile net income to net cash provided from operating activities:
Loss (gain) on disposals of property and equipment	105	(12)
Stock-based compensation expense	708	966
Impairment and other lease charges	354	102
Depreciation and amortization	15,753	16,099
Amortization of deferred financing costs	489	595
Amortization of unearned purchase discounts	(1,077)	(1,077)
Amortization of deferred gains from sale-leaseback transactions	(1,559)	(1,044)
Loss (gain) on settlements of lease financing obligations	(70)	31
Accretion of interest on lease financing obligations	19	120
Deferred income taxes	768	249
Accrued income taxes	(1,485)	1,031
Gain on extinguishment of debt	—	(180)
Changes in other operating assets and liabilities	3,691	(2,206)

Net cash provided from operating activities	29,790	19,380

Cash flows used for investing activities:
Capital expenditures:
New restaurant development	(5,620)	(16,385)
Restaurant remodeling	(5,421)	(6,168)
Other restaurant capital expenditures	(3,190)	(4,091)
Corporate and restaurant information systems	(3,077)	(2,585)

Total capital expenditures	(17,308)	(29,229)
Properties purchased for sale-leaseback	(210)	—
Proceeds from sale-leaseback transactions	5,454	4,657
Proceeds from sales of other properties	249	119

Net cash used for investing activities	(11,815)	(24,453)

Cash flows provided from (used for) financing activities:
Borrowings on revolving credit facility	51,700	62,400
Repayments on revolving credit facility	(66,700)	(52,900)
Scheduled principal payments on term loans	(3,000)	—
Principal payments on capital leases	(53)	(71)
Proceeds from lease financing obligations	835
Settlement of lease financing obligations	(1,120)	(5,500)
Financing costs associated with issuance of lease financing obligations	(4)	—
Repurchase of senior subordinated notes	—	(1,820)

Net cash provided from (used for) financing activities	(18,342)	2,109

Net decrease in cash and cash equivalents	(367)	(2,964)
Cash and cash equivalents, beginning of period	3,399	7,396

Cash and cash equivalents, end of period	$3,032	$4,432

Supplemental disclosures:
Interest paid on long-term debt	$9,732	$11,596
Interest paid on lease financing obligations	$668	$2,520
Accruals for capital expenditures	$521	$962
Income taxes paid, net	$7,865	$1,414
Capital lease obligations incurred	$—	$117
Non-cash reduction of assets under lease financing obligations due to lease amendments	$2,074	$—
Non-cash reduction of lease financing obligations due to lease amendments	$2,833	$—

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

Business Description. At June 30, 2009 the Company operated, as franchisee, 314 quick-service restaurants under the trade name “Burger King” in 12 Northeastern, Midwestern and Southeastern states. At June 30, 2009, the Company also owned and operated 91 Pollo Tropical restaurants, of which 85 were located in Florida, four were in New Jersey and one each in New York and Connecticut, and franchised a total of 27 Pollo Tropical restaurants, 21 in Puerto Rico, two in Ecuador, one in the Bahamas and three on college campuses in Florida. At June 30, 2009, the Company owned and operated 154 Taco Cabana restaurants located primarily in Texas and franchised a total of four Taco Cabana restaurants, two in New Mexico, one in Texas and one in Georgia.

Fiscal Year. The Company uses a 52-53 week fiscal year ending on the Sunday closest to December 31. All references herein to the fiscal years ended December 28, 2008 and December 30, 2007 will be referred to as the fiscal years ended December 31, 2008 and 2007, respectively. Similarly, all references herein to the three and six months ended June 28, 2009 and June 29, 2008 will be referred to as the three and six months ended June 30, 2009 and June 30, 2008, respectively. The years ended December 31, 2008 and 2007 each contained 52 weeks and the three and six months ended June 30, 2009 and 2008 contained thirteen and twenty-six weeks, respectively.

Basis of Presentation. The accompanying unaudited consolidated financial statements for the three and six months ended June 30, 2009 and 2008 have been prepared without an audit, pursuant to the rules and regulations of the Securities and Exchange Commission and do not include certain of the information and the footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all normal and recurring adjustments considered necessary for a fair presentation of such financial statements have been included. The results of operations for the three and six months ended June 30, 2009 and 2008 are not necessarily indicative of the results to be expected for the full year.

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

•

Senior Subordinated Notes. The fair values of outstanding senior subordinated notes are based on quoted market prices. The fair values at June 30, 2009 and December 31, 2008 were approximately $154.7 million and $111.4 million, respectively.

•

Revolving and Term Loan Facilities. Rates and terms under Carrols’ senior credit facility are significantly favorable to debt with similar terms and maturities that could be potentially obtainable, if at all, at June 30, 2009. Given the lack of comparative information regarding such debt it is not practicable to estimate the fair value of our existing borrowings under our senior credit facility at June 30, 2009.

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

2. Stock-Based Compensation

As of June 30, 2009, the total non-vested stock-based compensation expense relating to the options and restricted shares was approximately $3.4 million and the Company expects to record an additional $0.7 million as compensation expense in 2009. At June 30, 2009 the remaining weighted average vesting period for stock options and restricted shares was 3.5 years and 1.7 years, respectively.

Stock Options

A summary of all option activity for the three months ended June 30, 2009 was as follows:

	2006 Plan
	Number of Options	Weighted Average Exercise Price	Average Remaining Contractual Life	Aggregate Intrinsic Value (in thousands) (1)
Options outstanding at January 1, 2009	1,710,764	$12.17	5.3	$—
Granted	536,900	2.20
Forfeited	(57,384)	11.91

Options outstanding at June 30, 2009	2,190,280	$9.86	5.3	$2,177

Vested or expected to vest at June 30, 2009	2,152,481	$9.88	5.3	$2,124

Options exercisable at June 30, 2009	698,254	$13.05	4.9	$—

(1)	The aggregate intrinsic value was calculated using the difference between the market price of Carrols Restaurant Group’s common stock at June 30, 2009 and the grant price for only those awards that had a grant price that was less than the market price of Carrols Restaurant Group’s common stock at June 30, 2009.

3. Impairment and Other Lease Charges

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

CARROLS CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(in thousands of dollars, except share and per share amounts)

Impairment and other lease charges recorded on long-lived assets for its segments were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Burger King	$6	$71	$28	$92
Pollo Tropical	15	—	284	—
Taco Cabana	42	10	42	10

	$63	$81	$354	$102

During the six months ended June 30, 2009, the Company closed one Pollo Tropical restaurant property in Florida whose fixed assets were impaired in the fourth quarter of 2008, and recorded a charge of $0.3 million which principally consisted of future minimum lease payments and related ancillary costs from the date of the closure to the end of the remaining lease term, net of any estimated cost recoveries from subletting the property.

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

	Pollo Tropical	Taco Cabana	Burger King	Total
Balance, June 30, 2009	$56,307	$67,177	$1,450	$124,934

Burger King Franchise Rights. Amounts allocated to franchise rights for each Burger King acquisition are amortized using the straight-line method over the average remaining term of the acquired franchise agreements plus one twenty-year renewal period. The Company assesses the potential impairment of franchise rights whenever events or changes in circumstances indicate that the carrying value may not be recoverable. If an indicator of impairment exists, an estimate of the aggregate undiscounted future cash flows from the acquired restaurants is compared to the respective carrying value of franchise rights for each Burger King acquisition. If an asset is determined to be impaired, the loss is measured by the excess of the carrying amount of the asset over its fair value. There were no impairment charges recorded against franchise rights for the three months and six months ended June 30, 2009 and 2008.

Amortization expense related to Burger King franchise rights was $784 and $799 for the three months ended June 30, 2009 and 2008, respectively. Amortization expense related to Burger King franchise rights was $1,568 and $1,600 for the six months ended June 30, 2009 and 2008, respectively. Carrols Restaurant Group estimates the amortization expense for the year ending December 31, 2009 and for each of the five succeeding years to be $3,197.

CARROLS CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(in thousands of dollars, except share and per share amounts)

5. Long-term Debt

Long-term debt at June 30, 2009 and December 31, 2008 consisted of the following:

	June 30, 2009	December 31, 2008
Collateralized:
Senior Credit Facility-Revolving credit facility	$3,000	$18,000
Senior Credit Facility-Term loan A facility	114,000	117,000
Unsecured:
9% Senior Subordinated Notes	165,000	165,000
Capital leases	1,242	1,295

	283,242	301,295
Less: current portion	(15,090)	(12,093)

	$268,152	$289,202

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

The term loan and revolving credit borrowings under the senior credit facility bear interest at a per annum rate, at the Company’s option, of either:

1) the applicable margin percentage ranging from 0% to 0.25% based on the Company’s senior leverage ratio (as defined in the senior credit facility) plus the greater of (i) the prime rate or (ii) the federal funds rate for that day plus 0.5%; or

2) Adjusted LIBOR plus the applicable margin percentage in effect ranging from 1.0% to 1.5% based on the Company’s senior leverage ratio. At June 30, 2009 the LIBOR margin percentage was 1.25%.

At June 28, 2009, outstanding term loan borrowings under the senior credit facility were $114.0 million with the remaining balance due and payable as follows:

1)	eight quarterly installments of $3.0 million beginning on June 30, 2009;

2)	four quarterly installments of $4.5 million beginning on June 30, 2011; and

3)	four quarterly installments of $18.0 million beginning on June 30, 2012.

After reserving $14.3 million for letters of credit guaranteed by the facility, $47.7 million was available for borrowings under the revolving credit facility at June 28, 2009.

Under the senior credit facility, the Company is also required to make mandatory prepayments of principal on its term loan borrowings (a) annually in an initial amount equal to 50% of Excess Cash Flow depending upon the Company’s Total Leverage Ratio (as such terms are defined in the senior credit facility), (b) in the event of certain dispositions of assets (all subject to certain exceptions) and insurance proceeds, in an amount equal to 100% of the net proceeds received by the Company therefrom, and (c) in an amount equal to 100% of the net proceeds from any subsequent issuance of debt. The senior credit facility contains customary default provisions as provided therein, including without limitation, a cross default provision pursuant to which it is an event of default under the senior credit facility if there is a default in the payment of any principal of or interest on any indebtedness of the Company having an outstanding principal amount of at least $2.5 million (excluding lease financing obligations but which would include the Indenture governing the Notes, as defined below) or any event or condition which results in the acceleration of such indebtedness prior to its stated maturity.

In general, the Company’s obligations under the senior credit facility are guaranteed by Carrols Restaurant Group and all of the Company’s material subsidiaries and are collateralized by a pledge of the Company’s common stock and the stock of each of the Company’s material subsidiaries. The senior credit facility contains certain covenants, including, without limitation, those limiting the Company’s ability to incur indebtedness, incur liens, sell or acquire assets or businesses, change the nature of its business, engage in transactions with related parties, make certain investments or pay dividends. In addition, the Company is required to meet certain financial ratios, including fixed charge coverage, senior leverage, and total leverage ratios (all as defined under the senior credit facility). The Company was in compliance with the covenants under its new senior credit facility as of June 30, 2009.

CARROLS CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(in thousands of dollars, except share and per share amounts)

Senior Subordinated Notes. On December 15, 2004, the Company issued $180 million of 9% Senior Subordinated Notes due 2013 (the “Notes”). At both June 30, 2009 and December 31, 2008, $165.0 million principal amount of the senior subordinated notes were outstanding. During 2008, the Company repurchased and retired $15.0 million principal amount of the Notes in open market transactions for $10.4 million resulting in a gain on extinguishment of debt of $4.4 million, net of a $0.3 million write-off of deferred financing costs. Of these repurchases in 2008, $2.0 million was repurchased in the three months ended June 30, 2008 which resulted in a gain on extinguishment of debt of $0.2 million.

Restrictive covenants under the Notes include limitations with respect to the Company’s ability to issue additional debt, incur liens, sell or acquire assets or businesses, pay dividends and make certain investments. The Indenture governing the Notes contains customary default provisions as provided therein, including without limitation, a cross default provision pursuant to which it is an event of default under the Notes and the Indenture if there is a default under any indebtedness of the Company having an outstanding principal amount of $20 million or more (which would include the senior credit facility) if such default results in the acceleration of such indebtedness prior to its stated maturity or is caused by a failure to pay principal when due. The Company was in compliance with the restrictive covenants in the Indenture governing the Notes as of June 30, 2009.

6. Income Taxes

The provision for income taxes for the three months ended June 30, 2009 and 2008 was comprised of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Current	$4,125	$1,945	$6,379	$2,444
Deferred	8	(65)	768	249

	$4,133	$1,880	$7,147	$2,693

The provision for income taxes for the three and six months ended June 30, 2009 was derived using an estimated effective annual income tax rate for 2009 of 37.4%, which excludes any discrete tax adjustments. Discrete tax adjustments reduced the provision for income taxes by $57 in both the three months and six months ended June 30, 2009. The provision for income taxes for the three and six months ended June 30, 2008 was derived using an estimated effective annual income tax rate for 2008 of 37.9%, which excludes any discrete tax adjustments. Discrete tax adjustments reduced the provision for income taxes by $66 and $112 for the three and six months ended June 30, 2008, respectively.

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. As of June 30, 2009 and 2008, the Company had no unrecognized tax benefits and no accrued interest related to uncertain tax positions.

The tax years 2005-2008 remain open to examination by the major taxing jurisdictions to which the Company is subject. It is not possible to reasonably estimate any possible change in the unrecognized tax benefits within the next twelve months due to the uncertainties regarding the timing of any examinations.

CARROLS CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(in thousands of dollars, except share and per share amounts)

7. Other Liabilities, Long-Term

Other liabilities, long-term, at June 30, 2009 and December 31, 2008 consisted of the following:

	June 30, 2009	December 31, 2008
Accrued occupancy costs	$11,110	$10,949
Accrued workers’ compensation costs	4,201	4,312
Deferred compensation	3,047	3,244
Other	3,249	3,180

	$21,607	$21,685

8. Postretirement Benefits

The Company provides postretirement medical and life insurance benefits covering substantially all Burger King administrative and restaurant management salaried employees who retire or terminate after qualifying for such benefits. A December 31 measurement date is used for postretirement benefits.

The following summarizes the components of net periodic benefit income:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Service cost	$7	$(24)	$15	$14
Interest cost	27	(18)	54	53
Amortization of net gains and losses	21	3	42	44
Amortization of prior service credit	(88)	(67)	(172)	(180)

Net periodic postretirement benefit income	$(33)	$(106)	$(61)	$(69)

During the three and six months ended June 30, 2009, the Company made contributions of $37 and $72 to its postretirement plan and expects to make additional contributions during 2009.

9. Lease Financing Obligations

The Company has previously entered into sale-leaseback transactions involving certain restaurant properties that did not qualify for sale-leaseback accounting and as a result, were classified as financing transactions under SFAS No. 98, “Accounting for Leases” (“SFAS 98”). Under the financing method, the assets remain on the consolidated balance sheet and proceeds received by the Company from these transactions are recorded as a financing liability. Payments under these leases are applied as payments of imputed interest and deemed principal on the underlying financing obligations.

In the second quarter of 2009, the Company purchased from the lessor one of its restaurant properties previously subject to a lease financing obligation for $1.1 million. The Company also modified provisions in two of its restaurant leases previously accounted for as lease financing obligations which allowed the respective sale transactions to qualify for sale-leaseback accounting and resulted in a reduction of lease financing obligations of $2.8 million. The Company also entered into a sale transaction for a restaurant property that did not qualify for sale-leaseback accounting and the proceeds of $0.8 million were recorded as a lease financing obligation. As a result of these transactions in the second quarter of 2009, lease financing obligations were reduced $3.2 million, assets under lease financing obligations were reduced by $2.1 million and deferred gains on qualified sale-leaseback transactions of $0.7 million were recorded.

In the second quarter of 2008, the Company purchased from the lessor six restaurant properties for $5.5 million that were previously accounted for as lease financing obligations.

In late 2008, the Company also amended or modified certain lease provisions and terminated certain purchase options, for certain restaurant leases previously accounted for as lease financing obligations. The changes permitted 24 leases to qualify as operating leases and the related sale-leaseback transactions to be recorded as sales, which removed all of the respective assets under lease financing obligations and related liabilities from the Company’s consolidated balance sheet. The gains from these sales were generally deferred and are being amortized as an adjustment to rent expense over the remaining term of the underlying leases.

CARROLS CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(in thousands of dollars, except share and per share amounts)

Interest expense associated with lease financing obligations, including settlement gains and losses, for the three months ended June 30, 2009 and 2008 was $0.3 million and $1.4 million, respectively, and for the six months ended June 30, 2009 and 2008 was $0.6 million and $2.7 million, respectively.

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

The accounting policies of each segment are the same as those described in the summary of significant accounting policies. The following table includes Segment EBITDA, which is the measure of segment profit or loss reported to the chief operating decision maker for purposes of allocating resources to the segments and assessing their performance. Segment EBITDA is defined as earnings attributable to the applicable segment before interest, income taxes, depreciation and amortization, impairment losses, stock-based compensation expense, other income and expense and gains and losses on extinguishment of debt.

The “Other” column includes corporate related items not allocated to reportable segments, including stock-based compensation expense. Other identifiable assets consist primarily of cash, certain other assets, corporate property and equipment, including restaurant information systems expenditures, goodwill and deferred income taxes.

CARROLS CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(in thousands of dollars, except share and per share amounts)

Three Months Ended	Pollo Tropical	Taco Cabana	Burger King	Other	Consolidated
June 30, 2009:
Total revenues	$44,578	$63,816	$95,540	$—	$203,934
Cost of sales	14,562	18,527	26,260	—	59,349
Restaurant wages and related expenses	10,968	18,804	29,319	53	59,144
General and administrative expenses (1)	2,453	2,896	7,040	308	12,697
Depreciation and amortization	1,970	2,225	3,304	384	7,883
Segment EBITDA	6,768	8,038	9,044
Capital expenditures, including acquisitions	349	2,793	3,822	2,379	9,343
June 30, 2008:
Total revenues	$45,404	$63,436	$101,842	$—	$210,682
Cost of sales	15,312	19,540	29,091	—	63,943
Restaurant wages and related expenses	10,899	18,594	31,213	57	60,763
General and administrative expenses (1)	2,761	3,006	7,514	435	13,716
Depreciation and amortization	2,000	2,091	3,611	375	8,077
Segment EBITDA	6,734	5,789	8,089
Capital expenditures, including acquisitions	4,862	6,158	3,479	1,881	16,380

Six Months Ended
June 30, 2009:
Total revenues	$88,716	$126,530	$190,031	$—	$405,277
Cost of sales	29,206	36,886	51,530	—	117,622
Restaurant wages and related expenses	21,864	36,999	58,819	105	117,787
General and administrative expenses (1)	4,798	5,852	14,660	603	25,913
Depreciation and amortization	3,922	4,459	6,649	723	15,753
Segment EBITDA	13,235	16,244	16,072
Capital expenditures, including acquisitions	1,204	6,579	6,448	3,077	17,308
June 30, 2008:
Total revenues	$89,736	$123,693	$193,006	$—	$406,435
Cost of sales	29,653	38,376	53,543	—	121,572
Restaurant wages and related expenses	22,199	36,244	60,747	114	119,304
General and administrative expenses (1)	5,325	6,012	14,520	852	26,709
Depreciation and amortization	3,916	4,162	7,249	772	16,099
Segment EBITDA	12,740	12,371	13,713
Capital expenditures, including acquisitions	11,408	9,040	6,196	2,585	29,229
Identifiable Assets:
At June 30, 2009	$55,149	$66,729	$144,775	$176,558	$443,211
At December 31, 2008	64,550	67,093	143,152	175,403	450,198

(1)	For the Pollo Tropical and Taco Cabana segments, such amounts include general and administrative expenses related directly to each segment. For the Burger King segment such amounts include general and administrative expenses related directly to the Burger King segment as well as expenses associated with administrative support to all of the Company’s segments including executive management, information systems and certain accounting, legal and other administrative functions.

CARROLS CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(in thousands of dollars, except share and per share amounts)

A reconciliation of segment EBITDA to consolidated net income is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Segment EBITDA:
Pollo Tropical	$6,768	$6,734	$13,235	$12,740
Taco Cabana	8,038	5,789	16,244	12,371
Burger King	9,044	8,089	16,072	13,713

Subtotal	23,850	20,612	45,551	38,824
Less:
Depreciation and amortization	7,883	8,077	15,753	16,099
Impairment and other lease charges	63	81	354	102
Interest expense	4,923	7,123	10,074	14,557
Provision for income taxes	4,133	1,880	7,147	2,693
Stock-based compensation expense	361	492	708	966
Gain on extinguishment of debt	—	(180)	—	(180)
Other income	(579)	(119)	(579)	(119)

Net income	$7,066	$3,258	$12,094	$4,706

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

On November 30, 2002, four former hourly employees commenced a lawsuit against the Company in the United States District Court for the Western District of New York (the “Court”) entitled Dawn Seever, et al. v. the Company. The lawsuit alleged, in substance, that the Company violated certain minimum wage laws under the Federal Fair Labor Standards Act and related state laws by requiring employees to work without recording their time and by retaliating against those who complained. The plaintiffs sought damages, costs and injunctive relief. They also sought to notify and certify a class consisting of current and former employees who, since 1998, have worked, or are working, for the Company. On December 17, 2007, the Court issued a decision and order denying Plaintiffs’ motion for notice and class certification and granting the Company’s motion to dismiss all of the claims of the plaintiffs, other than certain nominal claims relating to orientation and managers’ meetings. Those nominal claims have now been resolved and on June 10, 2009 the case was dismissed in its entirety with prejudice.

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

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Net income	$7,066	$3,258	$12,094	$4,706
Change in postretirement benefit obligation, net of tax	—	—	—	8

Comprehensive income	$7,066	$3,258	$12,094	$4,714

13. Other Income

During the three and six months ended June 30, 2009, the Company recorded a gain of $0.6 million related to an insurance recovery for damages to Taco Cabana restaurants during Hurricane Ike. The Company recorded a gain of $0.1 million in the three and six months ended June 30, 2008 related to the sale of a Taco Cabana property.

14. Recent Accounting Developments

In May 2009, the FASB issued SFAS No. 165 (“SFAS 165”), “Subsequent Events,” which provides guidance to establish general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It also requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, that is, whether that date represents the date the financial statements were issued or were available to be issued. This disclosure should alert all users of financial statements that an entity has not evaluated subsequent events after that date in the set of financial statements being presented. SFAS 165 is effective for interim and annual periods ending after June 15, 2009. The Company implemented SFAS 165 during the three months ended June 30, 2009. The Company evaluated for subsequent events through August 5, 2009, the issuance date of the Company’s financial statements. No subsequent events requiring disclosure were noted.

In June 2009, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 168 (“SFAS 168”), “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162.” SFAS 168 replaces SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles,” and identifies the sources of authoritative accounting principles and the framework for selecting the principles used in the preparation of financial statements that are presented in conformity with generally accepted accounting principles in the U.S. The Company is required to adopt the provisions of SFAS 168 for its interim period ending September 30, 2009 and it will impact the Company’s financial statement disclosures as all future references to authoritative accounting literature will be referenced in accordance with SFAS 168. There will be no changes to the content of the Company’s financial statements or disclosures as a result of implementing SFAS 168.

15. Guarantor Financial Statements

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

Pollo Franchise, Inc.

CARROLS CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(in thousands of dollars, except share and per share amounts)

Pollo Operations, Inc.

Taco Cabana, Inc.

TP Acquisition Corp.

TC Bevco LLC

T.C. Management, Inc.

TC Lease Holdings III, V and VI, Inc.

Get Real, Inc.

Texas Taco Cabana, L.P.

TPAQ Holding Corporation

The following supplemental financial information sets forth on a consolidating basis, balance sheets as of June 30, 2009 and December 31, 2008 for the Parent Company only, Guarantor Subsidiaries and for the Company and the related statements of operations for the three and six months ended June 30, 2009 and 2008, and cash flows for the six months ended June 30, 2009 and 2008.

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

CARROLS CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

CONSOLIDATING BALANCE SHEET

June 30, 2009

(In thousands of dollars)

(Unaudited)

	Parent Company Only	Guarantor Subsidiaries	Eliminations	Consolidated Total
ASSETS
Current assets:
Cash and cash equivalents	$35	$2,997	$—	$3,032
Trade and other receivables	(560)	6,368	—	5,808
Inventories	—	5,272	—	5,272
Prepaid rent	—	2,998	—	2,998
Prepaid expenses and other current assets	1,001	6,279	—	7,280
Deferred income taxes	58	4,815	—	4,873

Total current assets	534	28,729	—	29,263
Property and equipment, net	11,556	266,369	(86,440)	191,485
Franchise rights, net	—	75,302	—	75,302
Goodwill	—	124,934	—	124,934
Intangible assets, net	—	610	—	610
Franchise fees, net	—	5,813	—	5,813
Intercompany receivable (payable)	149,241	(167,802)	18,561	—
Investment in subsidiaries	151,426	—	(151,426)	—
Deferred income taxes	2,772	5,679	(2,505)	5,946
Other assets	4,989	7,249	(2,380)	9,858

Total assets	$320,518	$346,883	$(224,190)	$443,211

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Current portion of long-term debt	$15,000	$90	$—	$15,090
Accounts payable	4,458	15,551	—	20,009
Accrued interest	6,979	—	—	6,979
Accrued payroll, related taxes and benefits	840	17,335	—	18,175
Accrued income taxes payable	614	—	—	614
Accrued real estate taxes	—	4,081	—	4,081
Other liabilities	155	10,158	—	10,313

Total current liabilities	28,046	47,215	—	75,261
Long-term debt, net of current portion	267,000	1,152	—	268,152
Lease financing obligations	—	128,672	(116,986)	11,686
Deferred income—sale-leaseback of real estate	—	24,282	19,352	43,634
Accrued postretirement benefits	1,566	—	—	1,566
Other liabilities	2,601	18,010	996	21,607

Total liabilities	299,213	219,331	(96,638)	421,906
Stockholder’s equity	21,305	127,552	(127,552)	21,305

Total liabilities and stockholder’s equity	$320,518	$346,883	$(224,190)	$443,211

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

CARROLS CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

CONSOLIDATING STATEMENT OF OPERATIONS

Three Months Ended June 30, 2009

(In thousands of dollars)

(Unaudited)

	Parent Company Only	Guarantor Subsidiaries	Eliminations	Consolidated Total
Revenues:
Restaurant sales	$—	$203,535	$—	$203,535
Franchise royalty revenues and fees	—	399	—	399

Total revenues	—	203,934	—	203,934

Costs and expenses:
Cost of sales	—	59,349	—	59,349
Restaurant wages and related expenses (including stock based compensation expense of $53)	—	59,144	—	59,144
Restaurant rent expense	—	10,149	2,253	12,402
Other restaurant operating expenses	—	29,286	—	29,286
Advertising expense	—	7,567	—	7,567
General and administrative (including stock based compensation expense of $308)	2,192	10,505	—	12,697
Depreciation and amortization	—	8,386	(503)	7,883
Impairment and other lease charges	—	63	—	63
Other income	—	(579)	—	(579)

Total costs and expenses	2,192	183,870	1,750	187,812

Income (loss) from operations	(2,192)	20,064	(1,750)	16,122
Interest expense	4,620	2,873	(2,570)	4,923
Intercompany interest allocations	(4,469)	4,469	—	—

Income (loss) before income taxes	(2,343)	12,722	820	11,199
Provision (benefit) for income taxes	(845)	4,628	350	4,133
Equity income from subsidiaries	8,564	—	(8,564)	—

Net income	$7,066	$8,094	$(8,094)	$7,066

CARROLS CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

CONSOLIDATING STATEMENT OF OPERATIONS

Three Months Ended June 30, 2008

(In thousands of dollars)

(Unaudited)

	Parent Company Only	Guarantor Subsidiaries	Eliminations	Consolidated Total
Revenues:
Restaurant sales	$—	$210,331	$—	$210,331
Franchise royalty revenues and fees	—	351	—	351

Total revenues	—	210,682	—	210,682

Costs and expenses:
Cost of sales	—	63,943	—	63,943
Restaurant wages and related expenses (including stock based compensation expense of $57)	—	60,763	—	60,763
Restaurant rent expense	—	10,187	1,381	11,568
Other restaurant operating expenses	—	31,348	—	31,348
Advertising expense	—	9,224	—	9,224
General and administrative (including stock based compensation expense of $435)	2,376	11,340	—	13,716
Depreciation and amortization	—	8,402	(325)	8,077
Impairment and other lease charges	—	81	—	81
Other income	—	(119)	—	(119)

Total costs and expenses	2,376	195,169	1,056	198,601

Income (loss) from operations	(2,376)	15,513	(1,056)	12,081
Interest expense	5,713	2,944	(1,534)	7,123
Gain on extinguishment of debt	(180)	—	—	(180)
Intercompany interest allocations	(4,557)	4,557	—	—

Income (loss) before income taxes	(3,352)	8,012	478	5,138
Provision (benefit) for income taxes	(1,306)	2,676	510	1,880
Equity income from subsidiaries	5,304	—	(5,304)	—

Net income	$3,258	$5,336	$(5,336)	$3,258

CARROLS CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

CONSOLIDATING STATEMENT OF OPERATIONS

Six Months Ended June 30, 2009

(In thousands of dollars)

(Unaudited)

	Parent Company Only	Guarantor Subsidiaries	Eliminations	Consolidated Total
Revenues:
Restaurant sales	$—	$404,524	$—	$404,524
Franchise royalty revenues and fees	—	753	—	753

Total revenues	—	405,277	—	405,277

Costs and expenses:
Cost of sales	—	117,622	—	117,622
Restaurant wages and related expenses (including stock based compensation expense of $105)	—	117,787	—	117,787
Restaurant rent expense	—	20,429	4,405	24,834
Other restaurant operating expenses	—	58,700	—	58,700
Advertising expense	—	15,578	—	15,578
General and administrative (including stock based compensation expense of $603)	4,714	21,199	—	25,913
Depreciation and amortization	—	16,728	(975)	15,753
Impairment and other lease charges	—	354	—	354
Other income	—	(579)	—	(579)

Total costs and expenses	4,714	367,818	3,430	375,962

Income (loss) from operations	(4,714)	37,459	(3,430)	29,315
Interest expense	9,358	5,738	(5,022)	10,074
Intercompany interest allocations	(8,937)	8,937	—	—

Income (loss) before income taxes	(5,135)	22,784	1,592	19,241
Provision (benefit) for income taxes	(1,874)	8,407	614	7,147
Equity income from subsidiaries	15,355	—	(15,355)	—

Net income	$12,094	$14,377	$(14,377)	$12,094

CARROLS CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

CONSOLIDATING STATEMENT OF OPERATIONS

Six Months Ended June 30, 2008

(In thousands of dollars)

(Unaudited)

	Parent Company Only	Guarantor Subsidiaries	Eliminations	Consolidated Total
Revenues:
Restaurant sales	$—	$405,724	$—	$405,724
Franchise royalty revenues and fees	—	711	—	711

Total revenues	—	406,435	—	406,435

Costs and expenses:
Cost of sales	—	121,572	—	121,572
Restaurant wages and related expenses (including stock based compensation expense of $114)	—	119,304	—	119,304
Restaurant rent expense	—	20,315	2,736	23,051
Other restaurant operating expenses	—	60,893	—	60,893
Advertising expense	—	17,048	—	17,048
General and administrative (including stock based compensation expense of $852)	4,766	21,943	—	26,709
Depreciation and amortization	—	16,741	(642)	16,099
Impairment and other lease charges	—	102	—	102
Other income	—	(119)	—	(119)

Total costs and expenses	4,766	377,799	2,094	384,659

Income (loss) from operations	(4,766)	28,636	(2,094)	21,776
Interest expense	11,767	5,830	(3,040)	14,557
Gain on extinguishment of debt	(180)	—	—	(180)
Intercompany interest allocations	(9,113)	9,113	—	—

Income (loss) before income taxes	(7,240)	13,693	946	7,399
Provision (benefit) for income taxes	(2,788)	4,771	710	2,693
Equity income from subsidiaries	9,158	—	(9,158)	—

Net income	$4,706	$8,922	$(8,922)	$4,706

CARROLS CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

CONSOLIDATING STATEMENT OF CASH FLOWS

Six Months Ended June 30, 2009

(In thousands of dollars)

(Unaudited)

	Parent Company Only	Guarantor Subsidiaries	Eliminations	Consolidated Total
Cash flows provided from operating activities:
Net income	$12,094	$14,377	$(14,377)	$12,094
Adjustments to reconcile net income to net cash provided from operating activities:
Loss on disposals of property and equipment	—	105	—	105
Stock-based compensation expense	170	538	—	708
Depreciation and amortization	—	16,728	(975)	15,753
Impairment and other lease charges	—	354	—	354
Amortization of deferred financing costs	478	145	(134)	489
Amortization of unearned purchase discounts	—	(1,077)	—	(1,077)
Amortization of deferred gains from sale-leaseback transactions	—	(941)	(618)	(1,559)
Accretion of interest on lease financing obligations	—	189	(170)	19
Deferred income taxes	—	148	620	768
Accrued income taxes	(1,485)	—	—	(1,485)
Gain on settlements of lease financing obligations	—	(70)	—	(70)
Changes in other operating assets and liabilities	6,819	(18,782)	15,654	3,691

Net cash provided from operating activities	18,076	11,714	—	29,790

Cash flows used for investing activities:
Capital expenditures:
New restaurant development	—	(5,620)	—	(5,620)
Restaurant remodeling	—	(5,421)	—	(5,421)
Other restaurant capital expenditures	—	(3,190)	—	(3,190)
Corporate and restaurant information systems	(402)	(2,675)	—	(3,077)

Total capital expenditures	(402)	(16,906)	—	(17,308)
Properties purchased for sale-leaseback	—	(210)	—	(210)
Proceeds from sale-leaseback transactions	—	—	5,454	5,454
Proceeds from sales of other properties	—	249	—	249

Net cash used for investing activities	(402)	(16,867)	5,454	(11,815)

Cash flows provided from (used for) financing activities:
Borrowings on revolving credit facility	51,700	—	—	51,700
Repayments on revolving credit facility	(66,700)	—	—	(66,700)
Scheduled principal payments on term loans	(3,000)	—	—	(3,000)
Principal payments on capital leases	—	(53)	—	(53)
Proceeds from lease financing obligations	—	6,535	(5,700)	835
Settlement of lease financing obligations	—	(1,120)	—	(1,120)
Financing costs associated with issuance of lease financing obligations	—	(4)	—	(4)
Financing costs associated with issuance of debt	—	(246)	246	—

Net cash provided from (used for) financing activities	(18,000)	5,112	(5,454)	(18,342)

Net decrease in cash and cash equivalents	(326)	(41)	—	(367)
Cash and cash equivalents, beginning of period	361	3,038	—	3,399

Cash and cash equivalents, end of period	$35	$2,997	$—	$3,032

CARROLS CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

CONSOLIDATING STATEMENT OF CASH FLOWS

Six Months Ended June 30, 2008

(In thousands of dollars)

(Unaudited)

	Parent Company Only	Guarantor Subsidiaries	Eliminations	Consolidated Total
Cash flows provided from (used for) operating activities:
Net income	$4,706	$8,922	$(8,922)	$4,706
Adjustments to reconcile net income to net cash provided from (used for) operating activities:
Gain on disposals of property and equipment	—	(12)	—	(12)
Stock-based compensation expense	11	955	—	966
Depreciation and amortization	—	16,741	(642)	16,099
Impairment and other lease charges	—	102	—	102
Amortization of deferred financing costs	556	116	(77)	595
Amortization of unearned purchase discounts	—	(1,077)	—	(1,077)
Amortization of deferred gains from sale-leaseback transactions	—	(786)	(258)	(1,044)
Loss on settlements of lease financing obligations	—	31	—	31
Accretion of interest on lease financing obligations	—	120	—	120
Deferred income taxes	259	(402)	392	249
Accrued income taxes	1,031	—	—	1,031
Gain on extinguishment of debt	(180)	—	—	(180)
Changes in other operating assets and liabilities	(15,634)	3,921	9,507	(2,206)

Net cash provided from (used for) operating activities	(9,251)	28,631	—	19,380

Cash flows used for investing activities:
Capital expenditures:
New restaurant development	—	(16,385)	—	(16,385)
Restaurant remodeling	—	(6,168)	—	(6,168)
Other restaurant capital expenditures	—	(4,091)	—	(4,091)
Corporate and restaurant information systems	(895)	(1,690)	—	(2,585)

Total capital expenditures	(895)	(28,334)	—	(29,229)
Proceeds from sale-leaseback transactions	—	2,557	2,100	4,657
Proceeds from sales of other properties	—	119	—	119

Net cash used for investing activities	(895)	(25,658)	2,100	(24,453)

Cash flows provided from (used for) financing activities:
Borrowings on revolving credit facility	62,400	—	—	62,400
Repayments on revolving credit facility	(52,900)	—	—	(52,900)
Principal payments on capital leases	—	(71)	—	(71)
Proceeds from lease financing obligations	—	2,188	(2,188)	—
Settlement of lease financing obligations	—	(5,500)	—	(5,500)
Repurchase of senior subordinated notes	(1,820)	—	—	(1,820)
Financing costs associated with issuance of debt	—	(88)	88	—

Net cash provided from (used for) financing activities	7,680	(3,471)	(2,100)	2,109

Net decrease in cash and cash equivalents	(2,466)	(498)	—	(2,964)
Cash and cash equivalents, beginning of period	3,243	4,153	—	7,396

Cash and cash equivalents, end of period	$777	$3,655	$—	$4,432

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

We use a 52-53 week fiscal year ending on the Sunday closest to December 31. All references herein to the fiscal years ended December 28, 2008 and December 30, 2007 will be referred to as the fiscal years ended December 31, 2008 and 2007, respectively. Similarly, all references herein to the three and six months ended June 28, 2009 and June 29, 2008 will be referred to as the three and six months ended June 30, 2009 and June 30, 2008, respectively. The years ended December 31, 2008 and 2007 each contained 52 weeks and the three and six months ended June 30, 2009 and 2008 each contained 13 weeks and 26 weeks, respectively.

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

Executive Summary—an executive review of our operating performance for the three months ended June 30, 2009.

Results of Operations—an analysis of our results of operations for the three and six months ended June 30, 2009 compared to the three and six months ended June 30, 2008.

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

Company Overview

We are one of the largest restaurant companies in the United States operating three restaurant brands in the quick-casual and quick-service restaurant segments with 559 restaurants located in 17 states as of June 30, 2009. We have been operating restaurants for more than 45 years. We own and operate two Hispanic restaurant brands, Pollo Tropical and Taco Cabana (together referred to by us as our Hispanic Brands), which we acquired in 1998 and 2000, respectively. We are also the largest Burger King franchisee, based on the number of restaurants, and have operated Burger King restaurants since 1976. As of June 30, 2009, our company-owned restaurants included 91 Pollo Tropical restaurants, 154 Taco Cabana restaurants and 314 Burger King restaurants operated under franchise agreements. We also franchise our Hispanic Brand restaurants with 31 franchised restaurants as of June 30, 2009 located in the United States, Puerto Rico, Ecuador and the Bahamas. For the six months ended June 30, 2009 and 2008, we had total revenues of $405.3 million and $406.4 million, respectively, and net income of $12.1 million and $4.7 million, respectively.

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

Recent and Future Events Affecting our Results of Operations

Repurchase of Senior Subordinated Notes

In 2008, Carrols repurchased and retired $15.0 million principal amount of its Notes in open market transactions for $10.4 million which resulted in a gain on extinguishment of debt of $4.4 million, net of a $0.3 million write-off of deferred financing costs. Of these repurchases in 2008, $2.0 million was repurchased in the three months ended June 30, 2008 which resulted in a gain on extinguishment of debt of $0.2 million. Based on our borrowing rates under our senior credit facility and due to the amount paid relative to the principal amount, we anticipate these repurchases will reduce our interest expense in 2009 compared to 2008.

Future Restaurant Closures

We evaluate the performance of our Burger King restaurants on an ongoing basis including assessment of the current and future operating results of the restaurant, and in relation to Burger King franchise agreement renewals and the cost of required capital improvements. We may elect to close restaurants based on such evaluation. In 2008, we closed eight Burger King restaurants, not including restaurants relocated within the same market area. We currently anticipate that we will close four Burger King restaurants in 2009, excluding Burger King restaurants which we may close and relocate.

We closed three Taco Cabana restaurants in 2008 and closed two Taco Cabana restaurants and one Pollo Tropical restaurant in the first six months of 2009. We currently do not anticipate any additional Pollo Tropical or Taco Cabana restaurant closures in 2009, although there can be no assurance in this regard.

We do not believe that the future impact on our consolidated results of operations from restaurant closures will be material, although there can be no assurance in this regard. Our determination of whether to close restaurants in the future is subject to further evaluation and may change.

From time to time we consider and evaluate other strategic alternatives with respect to our Burger King restaurants, including the possible future sale of some or all of such restaurants. At this time, we have no current understandings, commitments or agreements with respect to the foregoing and there can be no assurance that we will enter into any such arrangements in the future.

Lease Financing Obligations

In the past, we have entered into sale-leaseback transactions that have been classified as financing transactions. Under the financing method, the assets remain on our consolidated balance sheet and continue to be depreciated and proceeds from these transactions are recorded as a financing liability. Payments under these leases are applied as payments of imputed interest and deemed principal on the underlying financing obligations.

In the second quarter of 2009, we purchased one of our restaurant properties previously subject to a lease financing obligation for $1.1 million. We also modified provisions in two restaurant leases previously accounted for as lease financing obligations which allowed the respective sale transactions to qualify for sale-leaseback accounting and resulted in a reduction to lease financing obligations of $2.8 million. We also entered into a sale transaction for a restaurant property that did not qualify for sale-leaseback accounting and the proceeds of $0.8 million were recorded as a lease financing obligation. As a result of these transactions, lease financing obligations were reduced $3.2 million, assets under lease financing obligations were reduced by $2.1 million and deferred gains on qualified sale-leaseback transactions of $0.7 million were recorded.

During the second quarter of 2008, we exercised our right of first refusal under the leases for certain restaurant properties previously accounted for as lease financing obligations and purchased these properties from the lessor. In late 2008, we also amended or modified lease provisions and terminated purchase options for certain restaurant leases previously accounted for as lease financing obligations. The changes permitted 24 leases to qualify as operating leases and the related sale-leaseback transactions to be recorded as sales, which removed all of the respective assets under lease financing obligations and related liabilities from our consolidated balance sheet. The gains recognized from these sales were generally deferred.

The effect of the recharacterization of the 2009 and 2008 transactions described above was to treat these transactions as qualified sales and the payments associated with the related operating leases as restaurant rent expense, rather than as payments of interest and principal associated with lease financing obligations. For the year ending December 31, 2009, these transactions will increase rent expense by $2.6 million, decrease depreciation expense by $0.6 million and decrease interest expense by $3.3 million.

Executive Summary - Operating Performance for the Three Months Ended June 30, 2009

Total revenues in the second quarter of 2009 decreased 3.2% to $203.9 million from $210.7 million in the second quarter of 2008. Revenues from our Hispanic Brand restaurants decreased 0.4% to $108.4 million in the second quarter of 2009 from $108.8 million in the second quarter of 2008 and revenues from our Burger King restaurants decreased 6.2% to $95.5 million in the second quarter of 2009 from $101.8 million in the second quarter of 2008.

Restaurant operating margins in 2009 were favorably impacted by lower food and utility costs and the leveraging or reduction of operating costs, including restaurant labor, as well as a shift in advertising spending at our Taco Cabana restaurants compared to the prior year. As a percentage of total restaurant sales, cost of sales decreased to 29.2% in the second quarter of 2009 from 30.4% in the second quarter of 2008 primarily from a moderation in commodity price increases and the effect of menu price increases taken in the last half of 2008 at all three of our restaurant concepts. In spite of the effect of lower sales volumes on fixed labor costs and minimum wage increases in the past twelve months, restaurant wages and related expenses only increased to 29.1% from 28.9% in the prior year, as a percentage of total restaurant sales, due to improvements in labor productivity including reduced employee turnover. Utility costs also decreased 0.4%, as a percentage of total restaurant sales, in the second quarter of 2009 compared to the second quarter of 2008 due to both lower natural gas and electricity rates and usage.

General and administrative expenses decreased $1.0 million to $12.7 million in the second quarter of 2009 from $13.7 million in the second quarter of 2008 and, as a percentage of total restaurant sales, decreased to 6.2% in the second quarter of 2009 from 6.5% in the second quarter of 2008.

Interest expense decreased to $4.9 million in the second quarter of 2009 from $7.1 million in the second quarter of 2008 due to a reduction in our total indebtedness of $61.2 million since the end of the second quarter of 2008 and lower effective interest rates on our LIBOR based borrowings under our senior credit facility.

Our effective income tax rate, including discrete tax items, was 36.9% in the second quarter of 2009 compared to 36.6% in the second quarter of 2008. There were discrete tax adjustments of $0.1 million in both the second quarter of 2009 and 2008.

As a result of the above, our net income increased $3.8 million to $7.1 million, or $.32 per diluted share, in the second quarter of 2009 from $3.3 million, or $.15 per diluted share, in the second quarter of 2008.

Results of Operations

Three Months Ended June 30, 2009 Compared to Three Months Ended June 30, 2008

The following table sets forth, for the three months ended June 30, 2009 and 2008, selected operating results as a percentage of consolidated restaurant sales:

	2009	2008
Restaurant sales:
Pollo Tropical	21.7%	21.5%
Taco Cabana	31.3%	30.1%
Burger King	47.0%	48.4%

Total restaurant sales	100.0%	100.0%
Costs and expenses:
Cost of sales	29.2%	30.4%
Restaurant wages and related expenses	29.1%	28.9%
Restaurant rent expense	6.1%	5.5%
Other restaurant operating expenses	14.4%	14.9%
Advertising expense	3.7%	4.4%
General and administrative (including stock-based compensation expense)	6.2%	6.5%

From the beginning of the second quarter of 2008 through the second quarter of 2009 we have opened a net of five new Pollo Tropical restaurants, twelve new Taco Cabana restaurants and four new Burger King restaurants, three of which were relocations within their market areas. During the same period we closed nine Burger King restaurants, excluding relocations, and four Taco Cabana restaurants.

Restaurant Sales. Total restaurant sales in the second quarter of 2009 decreased $6.8 million, or 3.2%, to $203.5 million from $210.3 million in the second quarter of 2008 due primarily to lower sales at our Burger King restaurants of $6.3 million. Restaurant sales at our Hispanic Brand restaurants decreased 0.5% to $108.0 million in the second quarter of 2009.

Pollo Tropical restaurant sales decreased $0.9 million, or 1.9%, to $44.3 million in the second quarter of 2009 due to a decrease in comparable restaurant sales of 3.1% attributable to lower customer traffic compared to the second quarter of 2008. This decrease was substantially offset by the net addition of five new Pollo Tropical restaurants since the beginning of the second quarter of 2008, which contributed $0.8 million of additional restaurant sales in the second quarter of 2009 compared to the second quarter of 2008. The effect of menu price increases taken in 2008 was approximately 6.4% in the second quarter of 2009 while our average check decreased 0.2% compared to the second quarter of 2008 reflecting the effect of menu mix changes and product promotions.

Taco Cabana restaurant sales increased $0.4 million, or 0.6%, to $63.7 million in the second quarter of 2009 due primarily to the opening of twelve new Taco Cabana restaurants since the beginning of the second quarter of 2008, which contributed $3.6 million of additional restaurant sales in the second quarter of 2009 compared to the second quarter of 2008. This increase was offset by a 3.8% decrease in comparable restaurant sales attributable to lower customer traffic and the closure of four Taco Cabana restaurants since the beginning of the second quarter of 2008. The effect of menu price increases taken in 2008 was approximately 5.8% in the second quarter of 2009 while our average check increased 2.8% compared to the second quarter of 2008 reflecting the effect of product promotions.

Burger King restaurant sales decreased $6.3 million, or 6.2%, to $95.5 million in the second quarter of 2009 primarily from a decrease in comparable restaurant sales of 4.7% attributable to lower customer traffic compared to the second quarter of 2008 and the net closing of eight Burger King restaurants since the beginning of the second quarter of 2008. Our average check increased 3.2% in the second quarter of 2009 compared to the second quarter of 2008 due to the effect of menu price increases taken in 2008 of 3.2%.

Operating Costs and Expenses. Cost of sales as a percentage of total restaurant sales decreased to 29.2% in the second quarter of 2009 from 30.4% in the second quarter of 2008. Pollo Tropical cost of sales, as a percentage of Pollo Tropical restaurant sales, decreased to 32.9% in the second quarter of 2009 from 33.9% in the second quarter of 2008 due primarily to the effect of menu price increases taken in 2008 and lower fuel surcharges (0.2% of Pollo Tropical sales) partially offset by higher chicken commodity prices (0.2% of Pollo Tropical sales) and higher prices of other commodities including rice, black beans, plantains and yucca (1.4% of Pollo Tropical sales). Taco Cabana cost of sales, as a percentage of Taco Cabana restaurant sales, decreased to 29.1% in the second quarter of 2009 from 30.8% in the second quarter of 2008 due primarily to the effect of menu price increases taken in 2008, lower fuel surcharges (0.2% of Taco Cabana sales) and lower commodity prices for cheese (0.7% of Taco Cabana sales) partially offset by increases in other commodity prices including produce (0.8% of Taco Cabana sales). Burger King cost of sales, as a percentage of Burger King restaurant sales, decreased to 27.5% in the second quarter of 2009 from 28.6% in the second quarter of 2008 due primarily to the effect of menu price increases taken in 2008, lower commodity prices (0.8% of Burger King sales) including lower beef prices (0.4% of Burger King sales) and lower fuel surcharges (0.3% of Burger King sales) partially offset by an increase in sales from lower margin menu items.

Restaurant wages and related expenses, as a percentage of total restaurant sales, increased to 29.1% in the second quarter of 2009 from 28.9% in the second quarter of 2008. Pollo Tropical restaurant wages and related expenses, as a percentage of Pollo Tropical restaurant sales, increased to 24.8% in the second quarter of 2009 from 24.2% in the second quarter of 2008 due primarily to higher workers compensation and medical claim costs (0.5% of Pollo Tropical sales). Taco Cabana restaurant wages and related expenses, as a percentage of Taco Cabana restaurant sales, increased to 29.5% in the second quarter of 2009 from 29.3% in the second quarter of 2008 due primarily to higher medical and workers compensation insurance claim costs (0.2% of Taco Cabana sales). Improved labor productivity at both our Pollo Tropical and Taco Cabana restaurants offset the effect of lower sales volumes in the second quarter of 2009 on fixed labor costs. Burger King restaurant wages and related expenses, as a percentage of Burger King restaurant sales, were 30.7% in both the second quarter of 2009 and 2008 as improved labor productivity and the effect of menu price increases taken in 2008 offset the effect of lower sales volumes on fixed labor costs.

Restaurant rent expense, as a percentage of total restaurant sales, increased to 6.1% in the second quarter of 2009 from 5.5% in the second quarter of 2008 due primarily to the reduction in lease financing obligations resulting from the recharacterization of certain transactions as qualified sales and the related lease payments as restaurant rent expense, rather than as payments of interest and principal. Restaurant rent expense also increased from sale-leaseback transactions completed during the last twelve months.

Other restaurant operating expenses, as a percentage of total restaurant sales, decreased to 14.4% in the second quarter of 2009 from 14.9% in the second quarter of 2008. Pollo Tropical other restaurant operating expenses, as a percentage of Pollo Tropical restaurant sales, decreased to 14.1% in the second quarter of 2009 from 14.4% in the second quarter of 2008 due primarily to lower repair and maintenance expenses (0.7% of Pollo Tropical sales) partially offset by higher general liability claim costs (0.2% of Pollo Tropical sales) and higher utility costs (0.2% of Pollo Tropical sales). Taco Cabana other restaurant operating expenses, as a percentage of Taco Cabana restaurant sales, decreased to 14.3% in the second quarter of 2009 from 15.5% in the second quarter of 2008 due primarily to lower utility costs (0.8% of Taco Cabana sales) and lower security related costs (0.2% of Taco Cabana sales). Burger King other restaurant operating expenses, as a percentage of Burger King restaurant sales, decreased to 14.6% in the second quarter of 2009 from 14.8% in the second quarter of 2008 due primarily to lower utility costs (0.4% of Burger King sales).

Advertising expense, as a percentage of total restaurant sales, decreased to 3.7% in the second quarter of 2009 from 4.4% in the second quarter of 2009. Pollo Tropical advertising expense, as a percentage of Pollo Tropical restaurant sales, increased to 2.5% in the second quarter of 2009 from 2.2% in the second quarter of 2008 due to higher television media expenditures in 2009. Pollo Tropical advertising costs are currently expected to be approximately 2.4% to 2.6% of Pollo Tropical restaurant sales for all of 2009, but there can be no assurance in this regard. Taco Cabana advertising expense, as a percentage of Taco Cabana restaurant sales, decreased to 3.9% in the second quarter of 2009 from 5.4% in the second quarter of 2008 due primarily to timing of promotions within both years. Taco Cabana advertising costs are currently expected to be approximately 4.0% to 4.2% of Taco Cabana restaurant sales for all of 2009, but there can be no assurance in this regard. Burger King advertising expense, as a percentage of Burger King restaurant sales, decreased to 4.2% in the second quarter of 2009 from 4.7% in the second quarter of 2008 due to decreased promotional activities in certain of our Burger King markets and the timing of promotions within both years. Our Burger King advertising costs are currently expected to be approximately 4.2% of our Burger King restaurant sales for all of 2009, but there can be no assurance in this regard.

General and administrative expenses decreased $1.0 million in the second quarter of 2009 to $12.7 million and, as a percentage of total restaurant sales, decreased to 6.2% from 6.5% in the second quarter of 2008. Before an increase in performance-based bonus expense of $0.8 million, all other general and administrative expenses were reduced by $1.9 million compared to the second quarter of 2008 from cost reduction initiatives implemented in late 2008.

Segment EBITDA. As a result of the factors above, Segment EBITDA for our Pollo Tropical restaurants increased to $6.8 million in the second quarter of 2009 from $6.7 million in the second quarter of 2008. Segment EBITDA for our Taco Cabana restaurants increased to $8.0 million in the second quarter of 2009 from $5.8 million in the second quarter of 2008. Segment EBITDA for our Burger King restaurants increased to $9.0 million in the second quarter of 2009 from $8.1 million in the second quarter of 2008.

Depreciation and Amortization and Impairment and Other Lease Charges. Depreciation and amortization expense was $7.9 million in the second quarter of 2009 compared to $8.1 million in the second quarter of 2008. There were no significant impairment and other lease charges in either the second quarter of 2009 or 2008.

Interest Expense. Total interest expense decreased $2.2 million to $4.9 million in the second quarter of 2009 from $7.1 million in the second quarter of 2008 due to a reduction in our total outstanding indebtedness of $61.2 million since the end of the second quarter of 2008 and lower effective interest rates on our LIBOR based borrowings under our senior credit facility. The weighted average interest rate on our long-term debt, excluding lease financing obligations, for the second quarter of 2009 decreased to 5.9% from 6.9% in the second quarter of 2008. Interest expense on lease financing obligations decreased to $0.3 million in the second quarter of 2009 from $1.4 million in the second quarter of 2008 due to a reduction in lease financing obligations of $35.6 million since the end of second quarter of 2008.

Provision for Income Taxes. The provision for income taxes for the second quarter of 2009 was derived using an estimated effective annual income tax rate for all of 2009 of 37.4%. Discrete tax adjustments of $57,000 in the second quarter of 2009 reduced the provision for income taxes. The provision for income taxes for the second quarter of 2008 was derived using an estimated effective annual income tax rate for 2008 of 37.9%, excluding discrete tax adjustments. Discrete tax adjustments reduced the provision for income taxes by $66,000 in the second quarter of 2008.

Net Income. As a result of the foregoing, net income was $7.1 million in the second quarter of 2009 compared to $3.3 million in the second quarter of 2008.

Six Months Ended June 30, 2009 Compared to six Months Ended June 30, 2008

The following table sets forth, for the six months ended June 30, 2009 and 2008, selected operating results as a percentage of consolidated restaurant sales:

	2009	2008
Restaurant sales:
Pollo Tropical	21.8%	22.0%
Taco Cabana	31.2%	30.4%
Burger King	47.0%	47.6%

Total restaurant sales	100.0%	100.0%
Costs and expenses:
Cost of sales	29.1%	30.0%
Restaurant wages and related expenses	29.1%	29.4%
Restaurant rent expense	6.1%	5.7%
Other restaurant operating expenses	14.5%	15.0%
Advertising expense	3.9%	4.2%
General and administrative (including stock-based compensation expense)	6.4%	6.6%

From the beginning of 2008 through the second quarter of 2009 we have opened a net of seven new Pollo Tropical restaurants, twelve new Taco Cabana restaurants and five new Burger King restaurants, four of which were relocations within their market areas. One of the relocated Burger King restaurants in 2008 was closed in 2007. During the same period we closed ten Burger King restaurants, excluding relocations, and five Taco Cabana restaurants.

Restaurant Sales. Total restaurant sales for the first six months of 2009 decreased $1.2 million, or 0.3%, to $404.5 million from $405.7 million in the first six months of 2008. Restaurant sales at our Hispanic Brand restaurants increased 0.8% to $214.5 million in the first six months of 2009.

Pollo Tropical restaurant sales decreased $1.0 million, or 1.2%, to $88.1 million in the first six months of 2009 due primarily to a decrease in comparable restaurant sales of 2.9% attributable to lower customer traffic compared to the first six months of 2008. This decrease was offset by the net addition of seven new Pollo Tropical restaurants since the beginning of 2008, which contributed $2.0 million in additional restaurant sales in the first six months of 2009 compared to the first six months of 2008. The effect of menu price increases taken in 2008 was approximately 6.5% in the first six months of 2009 while our average check increased 0.3% compared to the first six months of 2008 reflecting the effect of menu mix changes and the effect of product promotions.

Taco Cabana restaurant sales increased $2.8 million, or 2.3%, to $126.4 million in the first six months of 2009 due primarily to the opening of twelve new Taco Cabana restaurants since the beginning of 2008, which contributed $8.8 million of additional restaurant sales in the first six months of 2009 compared to the first six months of 2008. This increase was partially offset by a 2.8% decrease in comparable restaurant sales in the first six months of 2009, attributable to lower customer traffic, and the closure of five Taco Cabana restaurants since the beginning of 2008. The effect of menu price increases taken in 2008 was approximately 6.2% in the first six months of 2009 while our average check increased 3.6% compared to the first six months of 2008 reflecting the effect of product promotions.

Burger King restaurant sales decreased $3.0 million, or 1.5%, to $190.0 million in the first six months of 2009 from the closure, excluding relocated restaurants, of ten Burger King restaurants since the beginning of 2008. Comparable restaurant sales decreased 0.1% compared to the first six months of 2008. Effective menu price increases in the first six months were approximately 3.9% while our average check increased 5.3% reflecting menu mix changes including the effect of the resizing of menu item options for soft drinks and french fries.

Operating Costs and Expenses. Cost of sales as a percentage of total restaurant sales decreased to 29.1% in the first six months of 2009 from 30.0% in the first six months of 2008. Pollo Tropical cost of sales, as a percentage of Pollo Tropical restaurant sales, decreased to 33.1% in the first six months of 2009 from 33.3% in the first six months of 2008 due primarily to the effect of menu price increases taken in 2008 substantially offset by higher chicken commodity prices (0.2% of Pollo Tropical sales) and higher prices of other commodities including rice, black beans, plantains and yucca (1.7% of Pollo Tropical sales).

Taco Cabana cost of sales, as a percentage of Taco Cabana restaurant sales, decreased to 29.2% in the first six months of 2009 from 31.1% in the first six months of 2008 due primarily to the effect of menu price increases taken in 2008, lower fuel surcharges (0.2% of Taco Cabana sales) and lower commodity prices for cheese (0.7% of Taco Cabana sales) partially offset by increases in other commodity prices including produce (1.1% of Taco Cabana sales). Burger King cost of sales, as a percentage of Burger King restaurant sales, decreased to 27.1% in the first six months of 2009 from 27.7% in the first six months of 2008 due primarily to higher vendor rebates (0.2% of Burger King sales) and lower fuel surcharges (0.2% of Burger King sales). Increases in sales from lower margin menu items and a slight increase in commodity prices (0.1% of Burger King sales) were offset by the effect of menu price increases taken in 2008.

Restaurant wages and related expenses, as a percentage of total restaurant sales, decreased to 29.1% in the first six months of 2009 from 29.4% in the first six months of 2008. Pollo Tropical restaurant wages and related expenses, as a percentage of Pollo Tropical restaurant sales, decreased slightly to 24.8% in the first six months of 2009 from 24.9% in the first six months of 2008 due to improved labor productivity offsetting the effect of lower sales volumes on fixed labor costs. Taco Cabana restaurant wages and related expenses, as a percentage of Taco Cabana restaurant sales were 29.3% in both the first six months of 2009 and the first six months of 2008. Burger King restaurant wages and related expenses, as a percentage of Burger King restaurant sales, decreased to 31.0% in the first six months of 2009 from 31.5% in the first six months of 2008 due primarily to improved labor productivity and the effect of menu price increases taken in 2008.

Restaurant rent expense, as a percentage of total restaurant sales, increased to 6.1% in the first six months of 2009 from 5.7% in the first six months of 2008 due primarily to the reduction in lease financing obligations which resulted in a recharacterization of certain transactions as qualified sales and the related lease payments as restaurant rent expense, rather than as payments of interest and principal. Restaurant rent expense also increased from sale-leaseback transactions completed since the beginning of 2008.

Other restaurant operating expenses, as a percentage of total restaurant sales, decreased to 14.5% in the first six months of 2009 from 15.0% in the first six months of 2008. Pollo Tropical other restaurant operating expenses, as a percentage of Pollo Tropical restaurant sales, decreased to 14.0% in the first six months of 2009 from 14.3% in the first six months of 2008 due primarily to lower repair and maintenance expenses (0.9% of Pollo Tropical sales) partially offset by higher general liability claim costs (0.2% of Pollo Tropical sales) and higher utility costs (0.3% of Pollo Tropical sales). Taco Cabana other restaurant operating expenses, as a percentage of Taco Cabana restaurant sales, decreased to 13.9% in the first six months of 2009 from 15.0% in the first six months of 2008 due primarily to lower utility costs (0.6% of Taco Cabana sales), lower repair and maintenance expenses (0.3% of Taco Cabana sales) and lower security related costs. Burger King other restaurant operating expenses, as a percentage of Burger King restaurant sales, decreased to 15.2% in the first six months of 2009 from 15.3% in the first six months of 2008 due primarily to lower utility costs (0.2% of Burger King sales).

Advertising expense, as a percentage of total restaurant sales, decreased to 3.9% in the first six months of 2009 from 4.2% in the first six months of 2009. Pollo Tropical advertising expense, as a percentage of Pollo Tropical restaurant sales, decreased slightly to 2.8% in the first six months of 2009 from 2.9% in the first six months of 2008. Taco Cabana advertising expense, as a percentage of Taco Cabana restaurant sales, decreased to 4.0% in the first six months of 2009 from 4.6% in the first six months of 2008 due primarily to the timing of promotions in both 2009 and 2008. Burger King advertising expense, as a percentage of Burger King restaurant sales, decreased to 4.2% in the first six months of 2009 from 4.6% in the first six months of 2008 due to decreased promotional activities in certain of our Burger King markets and the timing of promotions in 2009 and 2008.

General and administrative expenses decreased $0.8 million in the first six months of 2009 to $25.9 million and, as a percentage of total restaurant sales, decreased to 6.4% from 6.6% in the first six months of 2008. Before an increase in performance-based bonus expense of $2.1 million, all other general and administrative expenses were reduced by $3.0 million compared to the first six months of 2008 from cost reduction initiatives implemented in late 2008.

Segment EBITDA. As a result of the factors above, Segment EBITDA for our Pollo Tropical restaurants increased to $13.2 million in the first six months of 2009 from $12.7 million in the first six months of 2008. Segment EBITDA for our Taco Cabana restaurants increased to $16.2 million in the first six months of 2009 from $12.4 million in the first six months of 2008. Segment EBITDA for our Burger King restaurants increased to $16.1 million in the first six months of 2009 from $13.7 million in the first six months of 2008.

Depreciation and Amortization and Impairment and Other Lease Charges. Depreciation and amortization expense was $15.8 million in the first six months of 2009 compared to $16.1 million in the first six months of 2008. Impairment and other lease charges were $0.4 million in the first six months of 2009 due to lease related charges of $0.3 million associated with the closure of a Pollo Tropical restaurant in Florida in the first quarter of 2009. There were no significant impairment and other lease charges in the first six months of 2008.

Interest Expense. Total interest expense decreased $4.5 million to $10.1 million in the first six months of 2009 from $14.6 million in the first six months of 2008 due to a reduction in our total outstanding indebtedness of $61.2 million since the end of the first six months of 2008 and lower effective interest rates on our LIBOR based borrowings under our senior credit facility. The weighted average interest rate on our long-term debt, excluding lease financing obligations, for the first six months of 2009 decreased to 5.9% from 7.1% in the first six months of 2008. Interest expense on lease financing obligations decreased to $0.6 million in the first six months of 2009 compared to $2.7 million in the first six months of 2008 due to a reduction in lease financing obligations of $35.6 million since the end of first six months of 2008.

Provision for Income Taxes. The provision for income taxes for the first six months of 2009 was derived using an estimated effective annual income tax rate for all of 2009 of 37.4%. There were discrete tax adjustments of $57,000 in the first six months of 2009 which reduced the provision for income taxes. The provision for income taxes for the first six months of 2008 was derived using an estimated effective annual income tax rate for 2008 of 37.9%, excluding discrete tax adjustments. Discrete tax adjustments reduced the provision for income taxes by $112,000 in the first six months of 2008.

Net Income. As a result of the foregoing, net income was $12.1 million in the first six months of 2009 compared to $4.7 million in the first six months of 2008.

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

Interest payments under our debt obligations, capital expenditures and payments related to our lease obligations represent significant liquidity requirements for us. We believe cash generated from our operations, availability of borrowings under our revolving credit facility and proceeds from anticipated sale-leaseback transactions will provide sufficient cash availability to cover our anticipated working capital needs, capital expenditures and debt service requirements for the next twelve months.

In response to economic conditions and changes in the capital markets, we have and will continue to focus on reducing our debt balances and our financial leverage, particularly in the near term. In 2009, we have significantly reduced our spending on new restaurant development allowing us to utilize our free cash flow to reduce outstanding indebtedness.

Operating Activities. Net cash provided from operating activities for the six months ended June 30, 2009 was $29.8 million and resulted primarily from net income of $12.1 million, adjusted for non-cash items including depreciation and amortization expense of $15.8 million. Net cash provided from operating activities for the six months ended June 30, 2008 was $19.4 million resulting primarily from net income of $4.7 million, adjusted for non-cash items including depreciation and amortization expense of $16.1 million.

Investing Activities. Net cash used for investing activities in the six months ended June 30, 2009 and 2008 was $11.8 million and $24.5 million, respectively. Capital expenditures are the largest component of our investing activities and include: (1) new restaurant development which may include the purchase of real estate; (2) restaurant remodeling, which includes the renovation of the interior and exterior of our existing restaurants, including expenditures associated with Burger King franchise renewals; (3) other restaurant capital expenditures, which include capital maintenance expenditures for the ongoing reinvestment and enhancement of our restaurants; and (4) corporate and restaurant information systems, including expenditures in 2009 and 2008 for new point-of-sale systems for all of our Pollo Tropical and Taco Cabana restaurants.

The following table sets forth our capital expenditures for the six months ended June 30, 2009 and 2008 (in thousands):

	Pollo Tropical	Taco Cabana	Burger King	Other	Consolidated
Six months ended June 30, 2009:
New restaurant development	$597	$4,054	$969	$—	$5,620
Restaurant remodeling	186	1,323	3,912	—	5,421
Other restaurant capital expenditures (1)	421	1,202	1,567	—	3,190
Corporate and restaurant information systems	—	—	—	3,077	3,077

Total capital expenditures	$1,204	$6,579	$6,448	$3,077	$17,308

Number of new restaurant openings (2)	1	2	1		4
Six months ended June 30, 2008:
New restaurant development	$7,838	$7,480	$1,067	$—	$16,385
Restaurant remodeling	2,296	340	3,532	—	6,168
Other restaurant capital expenditures (1)	1,274	1,220	1,597	—	4,091
Corporate and restaurant information systems	—	—	—	2,585	2,585

Total capital expenditures	$11,408	$9,040	$6,196	$2,585	$29,229

Number of new restaurant openings (2)	4	4	1		9

1)	Excludes restaurant repair and maintenance expenses included in other restaurant operating expenses in our consolidated financial statements. For the six months ended June 30, 2009 and 2008, total restaurant repair and maintenance expenses were approximately $8.5 million and $9.8 million, respectively.

2)	Includes Burger King restaurants which were relocated in the same market area under a new franchise agreement.

In 2009, we currently anticipate that total capital expenditures will range from $35 million to $40 million, although the actual amount of capital expenditures may differ from these estimates. These expenditures are expected to include approximately $9 million to $11 million for the development of new restaurants and purchase of related real estate. In 2009 we anticipate opening one to two new Pollo Tropical restaurants, three to four new Taco Cabana restaurants and two to three new Burger King restaurants all of which will be relocations of Burger King restaurants within their existing market areas. Capital expenditures in 2009 are expected to also include approximately $19 million to $22 million for the ongoing reinvestment in our restaurants for remodeling costs and capital maintenance expenditures, approximately $2 million related to the replacement and upgrade of point-of-sale systems at our Pollo Tropical restaurants and approximately $4 million for the installation of new broilers at our Burger King restaurants.

Investing activities also include sale-leaseback transactions related to our restaurant properties, the proceeds from which were $5.5 million and $4.7 million in the six months ended June 30, 2009 and 2008, respectively. In the six months ended June 30, 2009 we also sold one non-operating restaurant property for net proceeds of $0.2 million. The net proceeds from these sales were used to reduce outstanding borrowings under our senior credit facility. We also acquired a property for a future sale-leaseback for $0.2 million in the six months ended June 30, 2009.

Financing Activities. Net cash used for financing activities in the first six months of 2009 was $18.3 million and included net repayments of revolving credit borrowings of $15.0 million and scheduled term loan principal repayments of $3.0 million. In the first six months of 2009, we also purchased one of our restaurant properties previously subject to a lease financing obligation for $1.1 million and entered into a sale transaction for a restaurant property with proceeds of $0.8 million that did not qualify for sale accounting and was recorded as a lease financing obligation. Net cash provided from financing activities in the first six months of 2008 was $2.1 million and included net borrowings from our revolving credit facility of $9.5 million. During the six months ended June 30, 2008 we also purchased six restaurant properties for $5.5 million that were previously accounted for as lease financing obligations and $2.0 million of our outstanding Notes for $1.8 million in open market transactions.

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

Both term loan and revolving credit borrowings under the senior credit facility bear interest at a per annum rate, at our option, of either:

1) the applicable margin percentage ranging from 0% to 0.25% based on our senior leverage ratio (as defined in the senior credit facility) plus the greater of (i) the prime rate or (ii) the federal funds rate for that day plus 0.5%; or

2) Adjusted LIBOR plus the applicable margin percentage in effect ranging from 1.0% to 1.5% based on our senior leverage ratio. At June 30, 2009 the LIBOR margin percentage was 1.25%.

At June 28, 2009, outstanding term loan borrowings under the senior credit facility were $114.0 million with the remaining balance due and payable as follows:

1)	eight quarterly installments of $3.0 million beginning on June 30, 2009;

2)	four quarterly installments of $4.5 million beginning on June 30, 2011; and

3)	four quarterly installments of $18.0 million beginning on June 30, 2012.

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

In general, obligations under the senior credit facility are guaranteed by us and all of Carrols’ material subsidiaries and are collateralized by a pledge of Carrols’ common stock and the stock of each of Carrols’ material subsidiaries. The senior credit facility contains certain covenants, including, without limitation, those limiting our ability to incur indebtedness, incur liens, sell or acquire assets or businesses, change the nature of our business, engage in transactions with related parties, make certain investments or pay dividends. In addition, we are required to meet certain financial ratios, including fixed charge coverage, senior leverage, and total leverage ratios (all as defined under the senior credit facility). We were in compliance as of June 30, 2009 with the covenants in the senior credit facility. At June 30, 2009, Carrols fixed charge coverage ratio was 1.49 to 1.00 compared to the minimum required fixed charge ratio of 1.20 to 1.00, Carrols senior leverage ratio was 1.45 to 1.00 compared to the allowed senior leverage ratio of 2.25 to 1.00, and Carrols total leverage ratio was 3.29 to 1.00 compared to the allowed total leverage ratio of 4.50 to 1.00.

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

The Notes are unsecured and guaranteed by Carrols’ material subsidiaries. Restrictive covenants under the Notes include limitations with respect to, among other things, Carrols’ and its material subsidiaries’ ability to incur additional debt, incur liens, sell or acquire assets or businesses, pay dividends and make certain investments. The Indenture governing the Notes contains customary default provisions as provided therein, including without limitation, a cross default provision pursuant to which it is an event of default under the Notes and the Indenture if there is a default under any indebtedness of Carrols having an outstanding principal amount of $20 million or more (which would include the senior credit facility) if such default results in the acceleration of such indebtedness prior to its stated maturity or is caused by a failure to pay principal when due. Carrols was in compliance as of June 30, 2009 with the restrictive covenants in the Indenture governing the Notes.

Indebtedness. At June 30, 2009, we had total debt outstanding of $294.9 million comprised of $165.0 million of Notes, term loan borrowings of $114.0 million under the senior credit facility, borrowings of $3.0 million under the revolving credit facility, lease financing obligations of $11.7 million and capital lease obligations of $1.2 million. After reserving $14.3 million for letters of credit guaranteed by our senior credit facility, $47.7 million was available for borrowings under the revolving credit facility at June 28, 2009.

Contractual Obligations

A table of our contractual obligations as of December 31, 2008 was included in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2008. There have been no significant changes to our contractual obligations during the six months ended June 30, 2009.

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

Accrued occupancy costs. We make estimates of accrued occupancy costs pertaining to closed restaurant locations on an ongoing basis. These estimates require assessment and continuous evaluation of a number of factors such as the remaining contractual period under our lease obligations, the amount of sublease income we are able to realize on a particular property and estimates of other costs such as property taxes. Differences between actual future events and prior estimates could result in adjustments to these accrued costs. At June 30, 2009 we had four non-operating restaurant properties.

Insurance liabilities. We are insured for workers’ compensation, general liability and medical insurance claims under policies where we pay all claims, subject to annual stop-loss limitations both for individual claims and claims in the aggregate. At June 30, 2009, we had $9.0 million accrued for these insurance claims. We record insurance liabilities based on historical and industry trends, which are continually monitored, and adjust accruals as warranted by changing circumstances. Since there are many estimates and assumptions involved in recording these insurance liabilities, including the ability to estimate the future development of incurred claims based on historical trends, differences between actual future events and prior estimates and assumptions could result in adjustments to these liabilities.

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

Effects of New Accounting Standards

In May 2009, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 165 (“SFAS 165”), “Subsequent Events,” which provides guidance to establish general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It also requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, that is, whether that date represents the date the financial statements were issued or were available to be issued. This disclosure should alert all users of financial statements that an entity has not evaluated subsequent events after that date in the set of financial statements being presented. SFAS 165 is effective for interim and annual periods ending after June 15, 2009. We implemented SFAS 165 during the three months ended June 30, 2009. We evaluated for subsequent events through August 5, 2009, the issuance date of our financial statements. No subsequent events requiring disclosure were noted.

In June 2009, the FASB issued SFAS No. 168 (“SFAS 168”), “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162.” SFAS 168 replaces SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles,” and identifies the sources of authoritative accounting principles and the framework for selecting the principles used in the preparation of financial statements that are presented in conformity with generally accepted accounting principles in the U.S. We are required to adopt the provisions of SFAS 168 for our interim period ending September 30, 2009 and it will impact our financial statement disclosures as all future references to authoritative accounting literature will be referenced in accordance with SFAS 168. There will be no changes to the content of our financial statements or disclosures as a result of implementing SFAS 168.

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

A 1% change in interest rates would have resulted in an increase or decrease in interest expense of approximately $0.6 million for the six months ended June  30, 2009.

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

Evaluation of Disclosure Controls and Procedures. We have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report, with the participation of our Chief Executive Officer and Chief Financial Officer, as well as other key members of our management. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 28, 2009.

No change occurred in our internal control over financial reporting during the second quarter of 2009 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings

On November 30, 2002, four former hourly employees commenced a lawsuit against Carrols in the United States District Court for the Western District of New York (the “Court”) entitled Dawn Seever, et al. v. Carrols Corporation. The lawsuit alleged, in substance, that Carrols violated certain minimum wage laws under the Federal Fair Labor Standards Act and related state laws by requiring employees to work without recording their time and by retaliating against those who complained. The plaintiffs sought damages, costs and injunctive relief. They also sought to notify and certify a class consisting of current and former employees who, since 1998, have worked, or are working, for Carrols. On December 17, 2007, the Court issued a decision and order denying Plaintiffs’ motion for notice and class certification and granting the Company’s motion to dismiss all of the claims of the plaintiffs, other than certain nominal claims relating to orientation and managers’ meetings. Those nominal claims have now been resolved and on June 10, 2009 the case was dismissed in its entirety with prejudice.

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

On June 9, 2008, Carrols Restaurant Group, Inc. held its 2009 Annual Meeting of Stockholders (the “Meeting”). In connection with the Meeting, Carrols Restaurant Group, Inc. solicited proxies from its stockholders pursuant to Regulation 14A of the Exchange Act.

The matters voted upon by the stockholders and the votes cast with respect to such matters are as follows:

1.	To elect the following nominees as Class III directors.

Nominee	For	Withheld
Robin P. Selati	18,586,779	81,704
Jack A. Smith	18,489,354	179,129
Olaseni Adeyemi Sonuga	18,483,239	185,245

As previously disclosed by the Company in a Current Report on Form 8-K filed with the Securities and Exchange Commission on July 8, 2009, effective as of July 2, 2009, Messrs. Selati and Sonuga resigned from the Company’s board of directors. Also effective as of July 2, 2009, the Company’s board of directors elected Brian P. Friedman and Nicholas Daraviras to the Company’s board of directors as Class III directors to fill the vacancies resulting from the resignations of Messrs. Selati and Sonuga .

Our Class I directors are Alan Vituli and Daniel T. Accordino, whose term will expire at the Annual Meeting of Stockholders to be held in 2010 and when their successors are duly elected and qualify, and our Class II directors are Joel M. Handel and Clayton E. Wilhite, whose term will expire at the Annual Meeting of Stockholders to be held in 2011 and when their successors are duly elected and qualify.

2.	To ratify the appointment of Deloitte & Touche LLP as the Company’s independent registered public accounting for the 2009 fiscal year.

For	Against	Abstain
18,667,239	444	800

Item 5.	Other Information

None

Item 6.	Exhibits

(a) The following exhibits are filed as part of this report.

Exhibit No.

4.1	Registration Rights Agreement, dated as of June 16, 2009, by and among Carrols Restaurant Group, Inc., Jefferies Capital Partners IV LP, Jefferies Employee Partners IV LLC and JCP Partners IV LLC.

31.1	Chief Executive Officer’s Certificate Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Carrols Restaurant Group, Inc.

31.2	Chief Financial Officer’s Certificate Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Carrols Restaurant Group, Inc.

31.3	Chief Executive Officer’s Certificate Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Carrols Corporation.

31.4	Chief Financial Officer’s Certificate Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Carrols Corporation.

32.1	Chief Executive Officer’s Certificate Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Carrols Restaurant Group, Inc.

32.2	Chief Financial Officer’s Certificate Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Carrols Restaurant Group, Inc.

32.3	Chief Executive Officer’s Certificate Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Carrols Corporation.

32.4	Chief Financial Officer’s Certificate Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Carrols Corporation.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CARROLS RESTAURANT GROUP, INC.

Date: August 5, 2009	/s/ ALAN VITULI
(Signature) Alan Vituli Chairman of the Board and Chief Executive Officer

Date: August 5, 2009	/s/ PAUL R. FLANDERS
(Signature) Paul R. Flanders Vice President – Chief Financial Officer and Treasurer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CARROLS CORPORATION

Date: August 5, 2009	/s/ ALAN VITULI
(Signature) Alan Vituli Chairman of the Board and Chief Executive Officer

Date: August 5, 2009	/s/ PAUL R. FLANDERS
(Signature) Paul R. Flanders Vice President – Chief Financial Officer and Treasurer