Form 10-Q
period 2009-09-27
CARROLS CORP; CARROLS RESTAURANT GROUP, INC.
filed 2009-11-04
CIK 17927, 809248

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 27, 2009

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

Indicate by check mark whether either of the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrants have submitted electronically and posted on their Corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrants are large accelerated filers, accelerated filers, non-accelerated filers or smaller reporting companies. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Carrols Restaurant Group, Inc.
Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	(Do not check if a smaller reporting company) ☐	Smaller reporting company	☐

Carrols Corporation
Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	(Do not check if a smaller reporting company) ☒	Smaller reporting company	☐

Indicate by check mark whether either of the registrants are shell companies (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of October 30, 2009, Carrols Restaurant Group, Inc. had 21,594,145 shares of its common stock, $.01 par value, outstanding. As of October 30, 2009, all outstanding equity securities of Carrols Corporation, which consisted of 10 shares of its common stock, were owned by Carrols Restaurant Group, Inc.

CARROLS RESTAURANT GROUP, INC. AND CARROLS CORPORATION

FORM 10-Q

QUARTER ENDED SEPTEMBER 27, 2009

PART I—FINANCIAL INFORMATION

ITEM  1—INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

CARROLS RESTAURANT GROUP, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(In thousands of dollars, except share and per share amounts)

(Unaudited)

	September 30, 2009	December 31, 2008
ASSETS
Current assets:
Cash and cash equivalents	$3,306	$3,399
Trade and other receivables	5,293	5,622
Inventories	5,467	5,588
Prepaid rent	2,983	2,998
Prepaid expenses and other current assets	4,751	6,738
Deferred income taxes	4,873	4,890

Total current assets	26,673	29,235
Property and equipment, net	197,081	195,376
Franchise rights, net (Note 4)	74,518	76,870
Goodwill (Note 4)	124,934	124,934
Intangible assets, net	578	675
Franchise agreements, at cost less accumulated amortization of $5,715 and $5,729, respectively	5,900	5,826
Deferred income taxes	5,415	6,697
Other assets	9,228	10,585

Total assets	$444,327	$450,198

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt (Note 5)	$15,081	$12,093
Accounts payable	17,332	18,789
Accrued interest	3,232	7,742
Accrued payroll, related taxes and benefits	19,943	15,431
Accrued income taxes payable	3,001	2,099
Accrued real estate taxes	4,979	3,803
Other liabilities	11,494	10,848

Total current liabilities	75,062	70,805
Long-term debt, net of current portion (Note 5)	265,232	289,202
Lease financing obligations (Note 9)	10,865	14,859
Deferred income—sale-leaseback of real estate	42,802	43,447
Accrued postretirement benefits (Note 8)	1,494	1,697
Other liabilities (Note 7)	21,670	21,729

Total liabilities	417,125	441,739
Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock, par value $.01; authorized 20,000,000 shares, issued and outstanding—none	—	—
Voting common stock, par value $.01; authorized 100,000,000 shares, issued and outstanding - 21,594,145 and 21,592,462 shares, respectively	216	216
Additional paid-in capital	1,403	348
Retained earnings	23,760	6,072
Accumulated other comprehensive income (Note 13)	1,964	1,964
Treasury stock, at cost	(141)	(141)

Total stockholders’ equity	27,202	8,459

Total liabilities and stockholders’ equity	$444,327	$450,198

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CARROLS RESTAURANT GROUP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008

(In thousands of dollars, except share and per share amounts)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Revenues:
Restaurant sales	$200,802	$208,698	$605,326	$614,422
Franchise royalty revenues and fees	364	366	1,117	1,077

Total revenues	201,166	209,064	606,443	615,499

Costs and expenses:
Cost of sales	57,662	63,558	175,284	185,130
Restaurant wages and related expenses (including stock-based compensation expense of $51, $57, $156 and $171, respectively)	59,109	59,786	176,896	179,090
Restaurant rent expense	12,383	11,714	37,217	34,765
Other restaurant operating expenses	29,841	32,433	88,541	93,326
Advertising expense	7,974	7,826	23,552	24,874
General and administrative (including stock-based compensation expense of $296, $438, $899 and $1,290, respectively)	12,766	12,893	38,682	39,605
Depreciation and amortization	8,080	8,124	23,833	24,223
Impairment and other lease charges (Note 3)	46	53	400	155
Other income (Note 14)	(220)	—	(799)	(119)

Total costs and expenses	187,641	196,387	563,606	581,049

Income from operations	13,525	12,677	42,837	34,450
Interest expense	4,834	6,861	14,908	21,418
Gain on extinguishment of debt (Note 5)	—	—	—	(180)

Income before income taxes	8,691	5,816	27,929	13,212
Provision for income taxes (Note 6)	3,094	2,136	10,241	4,829

Net income	$5,597	$3,680	$17,688	$8,383

Basic net income per share (Note 12)	$0.26	$0.17	$0.82	$0.39

Diluted net income per share (Note 12)	$0.26	$0.17	$0.81	$0.39

Basic weighted average common shares outstanding (Note 12)	21,593,927	21,573,485	21,592,974	21,572,241
Diluted weighted average common shares outstanding (Note 12)	21,844,946	21,576,176	21,740,957	21,575,280

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CARROLS RESTAURANT GROUP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008

(In thousands of dollars)

(Unaudited)

	2009	2008
Cash flows provided from operating activities:
Net income	$17,688	$8,383
Adjustments to reconcile net income to net cash provided from operating activities:
Loss on disposals of property and equipment	15	102
Stock-based compensation expense	1,055	1,461
Impairment and other lease charges	400	155
Depreciation and amortization	23,833	24,223
Amortization of deferred financing costs	732	890
Amortization of unearned purchase discounts	(1,616)	(1,616)
Amortization of deferred gains from sale-leaseback transactions	(2,363)	(1,582)
Gain on settlements of lease financing obligations	(76)	(48)
Accretion of interest on lease financing obligations	33	180
Deferred income taxes	1,299	(58)
Accrued income taxes	902	2,748
Gain on extinguishment of debt	—	(180)
Changes in other operating assets and liabilities	5,039	(5,501)

Net cash provided from operating activities	46,941	29,157

Cash flows used for investing activities:
Capital expenditures:
New restaurant development	(7,887)	(26,464)
Restaurant remodeling	(10,073)	(9,622)
Other restaurant capital expenditures	(8,367)	(6,903)
Corporate and restaurant information systems	(3,624)	(5,835)

Total capital expenditures	(29,951)	(48,824)
Properties purchased for sale-leaseback	(1,260)	—
Proceeds from sale-leaseback transactions	5,454	6,788
Proceeds from sales of other properties	819	119

Net cash used for investing activities	(24,938)	(41,917)

Cash flows provided from (used for) financing activities:
Borrowings on revolving credit facility	77,700	109,600
Repayments on revolving credit facility	(92,600)	(92,400)
Scheduled principal payments on term loans	(6,000)	(1,500)
Principal payments on capital leases	(82)	(119)
Proceeds from lease financing obligations	835	—
Settlement of lease financing obligations	(1,945)	(5,500)
Financing costs associated with issuance of lease financing obligations	(4)	—
Repurchase of senior subordinated notes	—	(1,820)

Net cash provided from (used for) financing activities	(22,096)	8,261

Net decrease in cash and cash equivalents	(93)	(4,499)
Cash and cash equivalents, beginning of period	3,399	7,396

Cash and cash equivalents, end of period	$3,306	$2,897

Supplemental disclosures:
Interest paid on long-term debt	$17,803	$20,984
Interest paid on lease financing obligations	$926	$3,578
Accruals for capital expenditures	$318	$810
Income taxes paid, net	$8,040	$2,141
Capital lease obligations incurred	$—	$158
Non-cash reduction of assets under lease financing obligations due to lease amendments	$2,074	$298
Non-cash reduction of lease financing obligations due to lease amendments	$2,833	$880

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

Business Description. At September 30, 2009 the Company operated, as franchisee, 314 quick-service restaurants under the trade name “Burger King” in 12 Northeastern, Midwestern and Southeastern states. At September 30, 2009, the Company also owned and operated 91 Pollo Tropical restaurants, of which 85 were located in Florida, four were in New Jersey and one each in New York and Connecticut, and franchised a total of 27 Pollo Tropical restaurants, 21 in Puerto Rico, two in Ecuador, one in the Bahamas and three on college campuses in Florida. At September 30, 2009, the Company owned and operated 155 Taco Cabana restaurants located primarily in Texas and franchised a total of four Taco Cabana restaurants, two in New Mexico, one in Texas and one in Georgia.

Fiscal Year. The Company uses a 52-53 week fiscal year ending on the Sunday closest to December 31. All references herein to the fiscal years ended December 28, 2008 and December 30, 2007 will be referred to as the fiscal years ended December 31, 2008 and 2007, respectively. Similarly, all references herein to the three and nine months ended September 27, 2009 and September 28, 2008 will be referred to as the three and nine months ended September 30, 2009 and September 30, 2008, respectively. The years ended December 31, 2008 and 2007 each contained 52 weeks and the three and nine months ended September 30, 2009 and 2008 each contained thirteen and thirty-nine weeks, respectively.

Basis of Presentation. The accompanying unaudited consolidated financial statements for the three and nine months ended September 30, 2009 and 2008 have been prepared without an audit, pursuant to the rules and regulations of the Securities and Exchange Commission and do not include certain of the information and the footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all normal and recurring adjustments considered necessary for a fair presentation of such financial statements have been included. The results of operations for the three and nine months ended September 30, 2009 and 2008 are not necessarily indicative of the results to be expected for the full year.

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

•

Senior Subordinated Notes. The fair values of outstanding senior subordinated notes are based on quoted market prices. The fair values at September 30, 2009 and December 31, 2008 were approximately $165.0 million and $111.4 million, respectively.

•

Revolving and Term Loan Facilities. Rates and terms under Carrols’ senior credit facility are significantly favorable to debt with similar terms and maturities that could be potentially obtainable, if at all, at September 30, 2009. Given the lack of comparative information regarding such debt it is not practicable to estimate the fair value of our existing borrowings under our senior credit facility at September 30, 2009.

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

Subsequent Events. The Company evaluated for subsequent events through November 4, 2009, the issuance date of the Company’s financial statements. No subsequent events requiring disclosure were noted.

2. Stock-Based Compensation

As of September 30, 2009, the total non-vested stock-based compensation expense relating to the options and restricted shares was approximately $3.0 million and the Company expects to record an additional $0.4 million as compensation expense in 2009. At September 30, 2009, the remaining weighted average vesting period for stock options and restricted shares was 3.3 years and 1.6 years, respectively.

Stock Options

A summary of all option activity for the nine months ended September 30, 2009 was as follows:

	2006 Plan
	Number of Options	Weighted Average Exercise Price	Average Remaining Contractual Life	Aggregate Intrinsic Value (in thousands) (1)
Options outstanding at January 1, 2009	1,710,764	$12.17	5.3	$—
Granted	544,000	2.77
Forfeited	(90,113)	10.75

Options outstanding at September 30, 2009	2,164,651	$9.86	5.0	$2,809

Vested or expected to vest at September 30, 2009	2,129,625	$9.89	5.0	$2,741

Options exercisable at September 30, 2009	779,628	$12.85	4.5	$—

(1)	The aggregate intrinsic value was calculated using the difference between the market price of the Company’s common stock at September 30, 2009 and the grant price for only those awards that had a grant price that was less than the market price of the Company’s common stock at September 30, 2009.

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

CARROLS RESTAURANT GROUP, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(in thousands of dollars except share and per share amounts)

Impairment and other lease charges recorded on long-lived assets for its segments were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Burger King	$31	$43	$59	$135
Pollo Tropical	—	5	284	5
Taco Cabana	15	5	57	15

	$46	$53	$400	$155

During the nine months ended September 30, 2009, the Company closed one Pollo Tropical restaurant property in Florida whose fixed assets were impaired in the fourth quarter of 2008, and recorded a charge of $0.3 million which principally consisted of future minimum lease payments and related ancillary costs from the date of the closure to the end of the remaining lease term, net of any estimated cost recoveries from subletting the property.

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

	Pollo Tropical	Taco Cabana	Burger King	Total
Balance, September 30, 2009	$56,307	$67,177	$1,450	$124,934

Burger King Franchise Rights. Amounts allocated to franchise rights for each Burger King acquisition are amortized using the straight-line method over the average remaining term of the acquired franchise agreements plus one twenty-year renewal period. The Company assesses the potential impairment of franchise rights whenever events or changes in circumstances indicate that the carrying value may not be recoverable. If an indicator of impairment exists, an estimate of the aggregate undiscounted future cash flows from the acquired restaurants is compared to the respective carrying value of franchise rights for each Burger King acquisition and if an asset is determined to be impaired, the loss is measured by the excess of the carrying amount of the asset over its fair value. There were no impairment charges recorded against franchise rights for the three and nine months ended September 30, 2009 and 2008.

Amortization expense related to Burger King franchise rights was $784 and $799 for the three months ended September 30, 2009 and 2008, respectively. Amortization expense related to Burger King franchise rights was $2,352 and $2,399 for the nine months ended September 30, 2009 and 2008, respectively. The Company estimates the amortization expense for the year ending December 31, 2009 and for each of the five succeeding years to be $3,197.

CARROLS RESTAURANT GROUP, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(in thousands of dollars except share and per share amounts)

5. Long-term Debt

Long-term debt at September 30, 2009 and December 31, 2008 consisted of the following:

	September 30, 2009	December 31, 2008
Collateralized:
Senior Credit Facility-Revolving credit facility	$3,100	$18,000
Senior Credit Facility-Term loan A facility	111,000	117,000
Unsecured:
9% Senior Subordinated Notes	165,000	165,000
Capital leases	1,213	1,295

	280,313	301,295
Less: current portion	(15,081)	(12,093)

	$265,232	$289,202

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

The term loan and revolving credit borrowings under the senior credit facility bear interest at a per annum rate, at Carrols’ option, of either:

1) the applicable margin percentage ranging from 0% to 0.25% based on Carrols’ senior leverage ratio (as defined in the senior credit facility) plus the greater of (i) the prime rate or (ii) the federal funds rate for that day plus 0.5%; or

2) Adjusted LIBOR plus the applicable margin percentage in effect ranging from 1.0% to 1.5% based on Carrols’ senior leverage ratio. At September 27, 2009 the LIBOR margin percentage was 1.0%.

At September 27, 2009, outstanding term loan borrowings under the senior credit facility were $111.0 million with the remaining balance due and payable as follows:

1) seven quarterly installments of $3.0 million beginning on September 30, 2009;

2) four quarterly installments of $4.5 million beginning on June 30, 2011; and

3) four quarterly installments of $18.0 million beginning on June 30, 2012.

After reserving $14.3 million for letters of credit guaranteed by the facility, $47.6 million was available for borrowings under the revolving credit facility at September 27, 2009.

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

In general, Carrols’ obligations under the senior credit facility are guaranteed by the Company and all of Carrols’ material subsidiaries and are collateralized by a pledge of Carrols’ common stock and the stock of each of Carrols’ material subsidiaries. The senior credit facility contains certain covenants, including, without limitation, those limiting Carrols’ ability to incur indebtedness, incur liens, sell or acquire assets or businesses, change the nature of its business, engage in transactions with related parties, make certain investments or pay dividends. In addition, Carrols is required to meet certain financial ratios, including fixed charge coverage, senior leverage, and total leverage ratios (all as defined under the senior credit facility). Carrols was in compliance with the covenants under its senior credit facility as of September 30, 2009.

CARROLS RESTAURANT GROUP, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(in thousands of dollars except share and per share amounts)

Senior Subordinated Notes. On December 15, 2004, Carrols issued $180 million of 9% Senior Subordinated Notes due 2013 (the “Notes”). At both September 30, 2009 and December 31, 2008, $165.0 million principal amount of the senior subordinated notes were outstanding. During 2008, Carrols repurchased and retired $15.0 million principal amount of the Notes in open market transactions for $10.4 million resulting in a gain on extinguishment of debt of $4.4 million, net of a $0.3 million write-off of deferred financing costs. Of these repurchases in 2008, $2.0 million was repurchased in the three months ended September 30, 2008 which resulted in a gain on extinguishment of debt of $0.2 million.

Restrictive covenants under the Notes include limitations with respect to the Carrols’ ability to issue additional debt, incur liens, sell or acquire assets or businesses, pay dividends and make certain investments. The Indenture governing the Notes contains customary default provisions as provided therein, including without limitation, a cross default provision pursuant to which it is an event of default under the Notes and the Indenture if there is a default under any indebtedness of Carrols having an outstanding principal amount of $20 million or more (which would include the senior credit facility) if such default results in the acceleration of such indebtedness prior to its stated maturity or is caused by a failure to pay principal when due. Carrols was in compliance with the restrictive covenants in the Indenture governing the Notes as of September 30, 2009.

6. Income Taxes

The provision for income taxes for the three and nine months ended September 30, 2009 and 2008 was comprised of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Current	$2,562	$2,443	$8,942	$4,887
Deferred	532	(307)	1,299	(58)

	$3,094	$2,136	$10,241	$4,829

The provision for income taxes for the three and nine months ended September 30, 2009 was derived using an estimated effective annual income tax rate for 2009 of 37.3%, which excludes any discrete tax adjustments. Discrete tax adjustments reduced the provision for income taxes by $130 and $187 in the three and nine months ended September 30, 2009, respectively.

The provision for income taxes for the three and nine months ended September 30, 2008 was derived using an estimated effective annual income tax rate for 2008 of 37.2%, which excludes any discrete tax adjustments. Discrete tax adjustments increased the provision for income taxes by $15 for the three months ended September 30, 2008 and reduced the provision for income taxes by $97 for the nine months ended September 30, 2008.

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. As of September 30, 2009 and 2008, the Company had no unrecognized tax benefits and no accrued interest related to uncertain tax positions.

The tax years 2006-2008 remain open to examination by the major taxing jurisdictions to which the Company is subject. It is not possible to reasonably estimate any possible change in the unrecognized tax benefits within the next twelve months due to the uncertainties regarding the timing of any examinations.

CARROLS RESTAURANT GROUP, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(in thousands of dollars except share and per share amounts)

7. Other Liabilities, Long-Term

Other liabilities, long-term, at September 30, 2009 and December 31, 2008 consisted of the following:

	September 30, 2009	December 31, 2008
Accrued occupancy costs	$11,282	$10,949
Accrued workers’ compensation costs	3,675	4,312
Deferred compensation	3,127	3,244
Other	3,586	3,224

	$21,670	$21,729

8. Postretirement Benefits

The Company provides postretirement medical and life insurance benefits covering substantially all Burger King administrative and restaurant management salaried employees who retire or terminate after qualifying for such benefits. A December 31 measurement date is used for postretirement benefits.

The following summarizes the components of net periodic benefit income:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Service cost	$6	$7	$21	$21
Interest cost	30	27	84	80
Amortization of net gains and losses	27	22	69	65
Amortization of prior service credit	(93)	(90)	(265)	(269)

Net periodic postretirement benefit income	$(30)	$(34)	$(91)	$(103)

During the three and nine months ended September 30, 2009, the Company made contributions of $52 and $124 to its postretirement plan and expects to make additional contributions during 2009.

9. Lease Financing Obligations

The Company has previously entered into sale-leaseback transactions involving certain restaurant properties that did not qualify for sale-leaseback accounting and as a result, were classified as financing transactions. Under the financing method, the assets remain on the consolidated balance sheet and proceeds received by the Company from these transactions are recorded as a financing liability. Payments under these leases are applied as payments of imputed interest and deemed principal on the underlying financing obligations.

During the nine months ended September 30, 2009, the Company settled $1.9 million of lease financing obligations which included a purchase from a lessor of one restaurant property previously subject to a lease financing obligation for $1.1 million and the settlement of the lease financing obligation recorded in the second quarter of 2009 for $0.8 million. The Company also modified provisions in two of its restaurant leases previously accounted for as lease financing obligations which allowed the respective sale transactions to qualify for sale-leaseback accounting and resulted in a reduction of lease financing obligations of $2.8 million. As a result of these transactions in 2009, lease financing obligations were reduced $4.0 million, assets under lease financing obligations were reduced by $2.1 million and deferred gains on qualified sale-leaseback transactions of $0.7 million were recorded.

In the nine months ended September 30, 2008, the Company purchased from the lessor six restaurant properties for $5.5 million that were previously accounted for as lease financing obligations.

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

CARROLS RESTAURANT GROUP, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(in thousands of dollars except share and per share amounts)

Interest expense associated with lease financing obligations, including settlement gains and losses, for the three months ended September 30, 2009 and 2008 was $0.3 million and $1.1 million, respectively, and for the nine months ended September 30, 2009 and 2008 was $0.9 million and $3.8 million, respectively.

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

CARROLS RESTAURANT GROUP, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(in thousands of dollars except share and per share amounts)

Three Months Ended	Pollo Tropical	Taco Cabana	Burger King	Other	Consolidated
September 30, 2009:
Total revenues	$44,021	$63,013	$94,132	$—	$201,166
Cost of sales	14,379	18,074	25,209	—	57,662
Restaurant wages and related expenses	10,689	19,030	29,339	51	59,109
General and administrative expenses (1)	2,771	2,877	6,822	296	12,766
Depreciation and amortization	2,014	2,249	3,407	410	8,080
Segment EBITDA	6,294	6,662	8,822
Capital expenditures, including acquisitions	697	2,924	8,475	547	12,643
September 30, 2008:
Total revenues	$43,389	$64,132	$101,543	$—	$209,064
Cost of sales	14,312	19,646	29,600	—	63,558
Restaurant wages and related expenses	10,662	18,357	30,710	57	59,786
General and administrative expenses (1)	2,996	3,036	6,423	438	12,893
Depreciation and amortization	2,032	2,261	3,492	339	8,124
Segment EBITDA	5,222	7,308	8,819
Capital expenditures, including acquisitions	3,656	7,320	5,369	3,250	19,595

Nine Months Ended
September 30, 2009:
Total revenues	$132,737	$189,543	$284,163	$—	$606,443
Cost of sales	43,585	54,960	76,739	—	175,284
Restaurant wages and related expenses	32,553	56,029	88,158	156	176,896
General and administrative expenses (1)	7,572	8,729	21,482	899	38,682
Depreciation and amortization	5,936	6,708	10,056	1,133	23,833
Segment EBITDA	19,526	22,906	24,894
Capital expenditures, including acquisitions	1,901	9,503	14,923	3,624	29,951
September 30, 2008:
Total revenues	$133,125	$187,825	$294,549	$—	$615,499
Cost of sales	43,965	58,022	83,143	—	185,130
Restaurant wages and related expenses	32,861	54,601	91,457	171	179,090
General and administrative expenses (1)	8,324	9,048	20,943	1,290	39,605
Depreciation and amortization	5,948	6,423	10,741	1,111	24,223
Segment EBITDA	17,959	19,679	22,532
Capital expenditures, including acquisitions	15,064	16,360	11,565	5,835	48,824
Identifiable Assets:
At September 30, 2009	$56,344	$66,812	$148,454	$172,717	$444,327
At December 31, 2008	64,550	67,093	143,152	175,403	450,198

(1)	For the Pollo Tropical and Taco Cabana segments, such amounts include general and administrative expenses related directly to each segment. For the Burger King segment such amounts include general and administrative expenses related directly to the Burger King segment as well as expenses associated with administrative support to all three of the Company’s segments including executive management, information systems and certain accounting, legal and other administrative functions.

CARROLS RESTAURANT GROUP, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(in thousands of dollars except share and per share amounts)

A reconciliation of segment EBITDA to consolidated net income is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Segment EBITDA:
Pollo Tropical	$6,294	$5,222	$19,526	$17,959
Taco Cabana	6,662	7,308	22,906	19,679
Burger King	8,822	8,819	24,894	22,532

Subtotal	21,778	21,349	67,326	60,170
Less:
Depreciation and amortization	8,080	8,124	23,833	24,223
Impairment and other lease charges	46	53	400	155
Interest expense	4,834	6,861	14,908	21,418
Provision for income taxes	3,094	2,136	10,241	4,829
Stock-based compensation expense	347	495	1,055	1,461
Gain on extinguishment of debt	—	—	—	(180)
Other income	(220)	—	(799)	(119)

Net income	$5,597	$3,680	$17,688	$8,383

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

The computation of diluted net income per share excludes options to purchase 1,036,992 shares of common stock in each of the three and nine months ended September 30, 2009 and options to purchase 1,104,505 in each of the three and nine months ended September 30, 2008 because the exercise price of these options was greater than the average market price of the common shares in the periods and therefore, they were antidilutive. In addition, options to purchase 31,508 shares of common stock are excluded from the computation of diluted net income per share in each of the three and nine months ended September 30, 2009 and options to purchase 51,098 of common stock are excluded from the computation of diluted net income per share in each of the three and nine months ended September 30, 2008 as they were antidilutive under the treasury stock method.

CARROLS RESTAURANT GROUP, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(in thousands of dollars except share and per share amounts)

The following table is a reconciliation of the income and share amounts used in the calculation of basic net income per share and diluted net income per share:

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Basic net income per share:
Net income	$5,597	$3,680	$17,688	$8,383
Weighted average common shares outstanding	21,593,927	21,573,485	21,592,974	21,572,241

Basic net income per share	$0.26	$0.17	$0.82	$0.39

Diluted net income per share:
Net income for diluted net income per share	$5,597	$3,680	$17,688	$8,383
Shares used in computed basic net income per share	21,593,927	21,573,485	21,592,974	21,572,241
Dilutive effect of restricted shares and stock options	251,019	2,691	147,983	3,039

Shares used in computed diluted net income per share	21,844,946	21,576,176	21,740,957	21,575,280

Diluted net income per share	$0.26	$0.17	$0.81	$0.39

13. Comprehensive Income

The items that currently impact the Company’s other comprehensive income are changes in postretirement benefit obligations, net of tax.

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Net income	$5,597	$3,680	$17,688	$8,383
Change in postretirement benefit obligation, net of tax	—	—	—	8

Comprehensive income	$5,597	$3,680	$17,688	$8,391

14. Other Income

During the three months ended September 30, 2009, the Company recorded a gain of $0.2 million related to the sale of a non-operating property. During the nine months ended September 30, 2009, the Company also recorded a gain of $0.6 million related to an insurance recovery for damages to Taco Cabana restaurants during Hurricane Ike. The Company recorded a gain of $0.1 million in the nine months ended September 30, 2008 related to the sale of a Taco Cabana property.

CARROLS RESTAURANT GROUP, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(in thousands of dollars except share and per share amounts)

15. Recent Accounting Developments

In June 2009, the FASB approved ASU 2009-01, the FASB Accounting Standards Codification (the “ASC”) as the single source of authoritative nongovernmental generally accepted accounting principles (“GAAP”). All existing accounting standard documents, such as FASB, American Institute of Certified Public Accountants, Emerging Issues Task Force and other related literature, excluding guidance from the Securities and Exchange Commission (“SEC”), have been superseded by the ASC. All other non-grandfathered, non-SEC accounting literature not included in the ASC has become nonauthoritative. The ASC did not change GAAP, but instead introduced a new structure that combines all authoritative standards into a comprehensive, topically organized online database. The ASC is effective for interim or annual periods ending after September 15, 2009, and impacts the Company’s financial statements as all future references to authoritative accounting literature will be referenced in accordance with the ASC. There have been no changes to the content of the Company’s financial statements or disclosures as a result of implementing the ASC during the quarter ended September 30, 2009.

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R) (“SFAS No. 167”). This statement is a revision to FASB Interpretation No. 46(R), Consolidation of Variable Interest Entities, and changes how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. The statement is effective on January 1, 2010 for companies reporting on a calendar year basis. The Company is currently evaluating the impact of SFAS No. 167 on its financial statements.

In August 2009, the FASB issued ASU 2009-05, Fair Value Measurements and Disclosures (Topic 820). The purpose of this ASU is to clarify that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using a valuation technique that uses either the quoted price of the identical liability when traded as an asset or quoted prices for similar liabilities or similar liabilities when traded as assets. This guidance is effective upon issuance. This ASU had no impact on the Company’s financial statements.

ITEM 1—INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

CARROLS CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands of dollars except share and per share amounts)

(Unaudited)

	September 30, 2009	December 31, 2008
ASSETS
Current assets:
Cash and cash equivalents	$3,306	$3,399
Trade and other receivables	5,293	5,622
Inventories	5,467	5,588
Prepaid rent	2,983	2,998
Prepaid expenses and other current assets	4,751	6,738
Deferred income taxes	4,873	4,890

Total current assets	26,673	29,235
Property and equipment, net	197,081	195,376
Franchise rights, net (Note 4)	74,518	76,870
Goodwill (Note 4)	124,934	124,934
Intangible assets, net	578	675
Franchise agreements, at cost less accumulated amortization of $5,715 and $5,729, respectively	5,900	5,826
Deferred income taxes	5,415	6,697
Other assets	9,228	10,585

Total assets	$444,327	$450,198

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Current portion of long-term debt (Note 5)	$15,081	$12,093
Accounts payable	17,332	18,789
Accrued interest	3,232	7,742
Accrued payroll, related taxes and benefits	19,943	15,431
Accrued income taxes	3,001	2,099
Accrued real estate taxes	4,979	3,803
Other liabilities	11,494	10,848

Total current liabilities	75,062	70,805
Long-term debt, net of current portion (Note 5)	265,232	289,202
Lease financing obligations (Note 9)	10,865	14,859
Deferred income—sale-leaseback of real estate	42,802	43,447
Accrued postretirement benefits (Note 8)	1,494	1,697
Other liabilities (Note 7)	21,621	21,685

Total liabilities	417,076	441,695
Commitments and contingencies (Note 11)
Stockholder’s equity:
Common stock, par value $1; authorized 1,000 shares, issued and outstanding—10 shares	—	—
Additional paid-in capital	(6,090)	(7,145)
Retained earnings	31,377	13,684
Accumulated other comprehensive income (Note 12)	1,964	1,964

Total stockholder’s equity	27,251	8,503

Total liabilities and stockholder’s equity	$444,327	$450,198

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CARROLS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008

(In thousands of dollars)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Revenues:
Restaurant sales	$200,802	$208,698	$605,326	$614,422
Franchise royalty revenues and fees	364	366	1,117	1,077

Total revenues	201,166	209,064	606,443	615,499

Costs and expenses:
Cost of sales	57,662	63,558	175,284	185,130
Restaurant wages and related expenses (including stock-based compensation expense of $51, $57, $156 and $171, respectively)	59,109	59,786	176,896	179,090
Restaurant rent expense	12,383	11,714	37,217	34,765
Other restaurant operating expenses	29,841	32,433	88,541	93,326
Advertising expense	7,974	7,826	23,552	24,874
General and administrative (including stock-based compensation expense of $296, $438, $899 and $1,290, respectively)	12,764	12,891	38,677	39,600
Depreciation and amortization	8,080	8,124	23,833	24,223
Impairment and other lease charges (Note 3)	46	53	400	155
Other income (Note 13)	(220)	—	(799)	(119)

Total costs and expenses	187,639	196,385	563,601	581,044

Income from operations	13,527	12,679	42,842	34,455
Interest expense	4,834	6,861	14,908	21,418
Gain on extinguishment of debt (Note 5)	—	—	—	(180)

Income before income taxes	8,693	5,818	27,934	13,217
Provision for income taxes (Note 6)	3,094	2,136	10,241	4,829

Net income	$5,599	$3,682	$17,693	$8,388

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CARROLS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008

(In thousands of dollars)

(Unaudited)

	2009	2008
Cash flows provided from operating activities:
Net income	$17,693	$8,388
Adjustments to reconcile net income to net cash provided from operating activities:
Loss on disposals of property and equipment	15	102
Stock-based compensation expense	1,055	1,461
Impairment and other lease charges	400	155
Depreciation and amortization	23,833	24,223
Amortization of deferred financing costs	732	890
Amortization of unearned purchase discounts	(1,616)	(1,616)
Amortization of deferred gains from sale-leaseback transactions	(2,363)	(1,582)
Gain on settlements of lease financing obligations	(76)	(48)
Accretion of interest on lease financing obligations	33	180
Deferred income taxes	1,299	(58)
Accrued income taxes	902	2,748
Gain on extinguishment of debt	—	(180)
Changes in other operating assets and liabilities	5,034	(5,506)

Net cash provided from operating activities	46,941	29,157

Cash flows used for investing activities:
Capital expenditures:
New restaurant development	(7,887)	(26,464)
Restaurant remodeling	(10,073)	(9,622)
Other restaurant capital expenditures	(8,367)	(6,903)
Corporate and restaurant information systems	(3,624)	(5,835)

Total capital expenditures	(29,951)	(48,824)
Properties purchased for sale-leaseback	(1,260)	—
Proceeds from sale-leaseback transactions	5,454	6,788
Proceeds from sales of other properties	819	119

Net cash used for investing activities	(24,938)	(41,917)

Cash flows provided from (used for) financing activities:
Borrowings on revolving credit facility	77,700	109,600
Repayments on revolving credit facility	(92,600)	(92,400)
Scheduled principal payments on term loans	(6,000)	(1,500)
Principal payments on capital leases	(82)	(119)
Proceeds from lease financing obligations	835	—
Settlement of lease financing obligations	(1,945)	(5,500)
Financing costs associated with issuance of lease financing obligations	(4)	—
Repurchase of senior subordinated notes	—	(1,820)

Net cash provided from (used for) financing activities	(22,096)	8,261

Net decrease in cash and cash equivalents	(93)	(4,499)
Cash and cash equivalents, beginning of period	3,399	7,396

Cash and cash equivalents, end of period	$3,306	$2,897

Supplemental disclosures:
Interest paid on long-term debt	$17,803	$20,984
Interest paid on lease financing obligations	$926	$3,578
Accruals for capital expenditures	$318	$810
Income taxes paid, net	$8,040	$2,141
Capital lease obligations incurred	$—	$158
Non-cash reduction of assets under lease financing obligations due to lease amendments	$2,074	$298
Non-cash reduction of lease financing obligations due to lease amendments	$2,833	$880

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

Business Description. At September 30, 2009 the Company operated, as franchisee, 314 quick-service restaurants under the trade name “Burger King” in 12 Northeastern, Midwestern and Southeastern states. At September 30, 2009, the Company also owned and operated 91 Pollo Tropical restaurants, of which 85 were located in Florida, four were in New Jersey and one each in New York and Connecticut, and franchised a total of 27 Pollo Tropical restaurants, 21 in Puerto Rico, two in Ecuador, one in the Bahamas and three on college campuses in Florida. At September 30, 2009, the Company owned and operated 155 Taco Cabana restaurants located primarily in Texas and franchised a total of four Taco Cabana restaurants, two in New Mexico, one in Texas and one in Georgia.

Fiscal Year. The Company uses a 52-53 week fiscal year ending on the Sunday closest to December 31. All references herein to the fiscal years ended December 28, 2008 and December 30, 2007 will be referred to as the fiscal years ended December 31, 2008 and 2007, respectively. Similarly, all references herein to the three and nine months ended September 27, 2009 and September 28, 2008 will be referred to as the three and nine months ended September 30, 2009 and September 30, 2008, respectively. The years ended December 31, 2008 and 2007 each contained 52 weeks and the three and nine months ended September 30, 2009 and 2008 each contained thirteen and thirty-nine weeks, respectively.

Basis of Presentation. The accompanying unaudited consolidated financial statements for the three and nine months ended September 30, 2009 and 2008 have been prepared without an audit, pursuant to the rules and regulations of the Securities and Exchange Commission and do not include certain of the information and the footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all normal and recurring adjustments considered necessary for a fair presentation of such financial statements have been included. The results of operations for the three and nine months ended September 30, 2009 and 2008 are not necessarily indicative of the results to be expected for the full year.

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

•

Senior Subordinated Notes. The fair values of outstanding senior subordinated notes are based on quoted market prices. The fair values at September 30, 2009 and December 31, 2008 were approximately $165.0 million and $111.4 million, respectively.

•

Revolving and Term Loan Facilities. Rates and terms under Carrols’ senior credit facility are significantly favorable to debt with similar terms and maturities that could be potentially obtainable, if at all, at September 30, 2009. Given the lack of comparative information regarding such debt it is not practicable to estimate the fair value of our existing borrowings under our senior credit facility at September 30, 2009.

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

Earnings Per Share Presentation. Presentation of earnings per share is required for all entities that have issued common stock or potential common stock if those securities trade in a public market either on a stock exchange (domestic or foreign) or in the over-the-counter market. The Company’s common stock is not publicly traded and therefore, earnings per share amounts are not presented.

Subsequent Events. The Company evaluated for subsequent events through November 4, 2009, the issuance date of the Company’s financial statements. No subsequent events requiring disclosure were noted.

2. Stock-Based Compensation

As of September 30, 2009, the total non-vested stock-based compensation expense relating to the options and restricted shares was approximately $3.0 million and the Company expects to record an additional $0.4 million as compensation expense in 2009. At September 30, 2009 the remaining weighted average vesting period for stock options and restricted shares was 3.3 years and 1.6 years, respectively.

Stock Options

A summary of all option activity for the nine months ended September 30, 2009 was as follows:

	2006 Plan
	Number of Options	Weighted Average Exercise Price	Average Remaining Contractual Life	Aggregate Intrinsic Value (in thousands) (1)
Options outstanding at January 1, 2009	1,710,764	$12.17	5.3	$—
Granted	544,000	2.77
Forfeited	(90,113)	10.75

Options outstanding at September 30, 2009	2,164,651	$9.86	5.0	$2,809

Vested or expected to vest at September 30, 2009	2,129,625	$9.89	5.0	$2,741

Options exercisable at September 30, 2009	779,628	$12.85	4.5	$—

(1)	The aggregate intrinsic value was calculated using the difference between the market price of Carrols Restaurant Group’s common stock at September 30, 2009 and the grant price for only those awards that had a grant price that was less than the market price of Carrols Restaurant Group’s common stock at September 30, 2009.

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

CARROLS CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(in thousands of dollars, except share and per share amounts)

Impairment and other lease charges recorded on long-lived assets for its segments were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Burger King	$31	$43	$59	$135
Pollo Tropical	—	5	284	5
Taco Cabana	15	5	57	15

	$46	$53	$400	$155

During the nine months ended September 30, 2009, the Company closed one Pollo Tropical restaurant property in Florida whose fixed assets were impaired in the fourth quarter of 2008, and recorded a charge of $0.3 million which principally consisted of future minimum lease payments and related ancillary costs from the date of the closure to the end of the remaining lease term, net of any estimated cost recoveries from subletting the property.

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

	Pollo Tropical	Taco Cabana	Burger King	Total
Balance, September 30, 2009	$56,307	$67,177	$1,450	$124,934

Burger King Franchise Rights. Amounts allocated to franchise rights for each Burger King acquisition are amortized using the straight-line method over the average remaining term of the acquired franchise agreements plus one twenty-year renewal period. The Company assesses the potential impairment of franchise rights whenever events or changes in circumstances indicate that the carrying value may not be recoverable. If an indicator of impairment exists, an estimate of the aggregate undiscounted future cash flows from the acquired restaurants is compared to the respective carrying value of franchise rights for each Burger King acquisition. If an asset is determined to be impaired, the loss is measured by the excess of the carrying amount of the asset over its fair value. There were no impairment charges recorded against franchise rights for the three months and nine months ended September 30, 2009 and 2008.

Amortization expense related to Burger King franchise rights was $784 and $799 for the three months ended September 30, 2009 and 2008, respectively. Amortization expense related to Burger King franchise rights was $2,352 and $2,399 for the nine months ended September 30, 2009 and 2008, respectively. The estimated amortization expense for the year ending December 31, 2009 and for each of the five succeeding years is $3,197.

CARROLS CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(in thousands of dollars, except share and per share amounts)

5. Long-term Debt

Long-term debt at September 30, 2009 and December 31, 2008 consisted of the following:

	September 30, 2009	December 31, 2008
Collateralized:
Senior Credit Facility-Revolving credit facility	$3,100	$18,000
Senior Credit Facility-Term loan A facility	111,000	117,000
Unsecured:
9% Senior Subordinated Notes	165,000	165,000
Capital leases	1,213	1,295

	280,313	301,295
Less: current portion	(15,081)	(12,093)

	$265,232	$289,202

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

The term loan and revolving credit borrowings under the senior credit facility bear interest at a per annum rate, at the Company’s option, of either:

1) the applicable margin percentage ranging from 0% to 0.25% based on the Company’s senior leverage ratio (as defined in the senior credit facility) plus the greater of (i) the prime rate or (ii) the federal funds rate for that day plus 0.5%; or

2) Adjusted LIBOR plus the applicable margin percentage in effect ranging from 1.0% to 1.5% based on the Company’s senior leverage ratio. At September 27, 2009 the LIBOR margin percentage was 1.0%.

At September 27, 2009, outstanding term loan borrowings under the senior credit facility were $111.0 million with the remaining balance due and payable as follows:

1) seven quarterly installments of $3.0 million beginning on September 30, 2009;

2) four quarterly installments of $4.5 million beginning on June 30, 2011; and

3) four quarterly installments of $18.0 million beginning on June 30, 2012.

After reserving $14.3 million for letters of credit guaranteed by the facility, $47.6 million was available for borrowings under the revolving credit facility at September 27, 2009.

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

In general, the Company’s obligations under the senior credit facility are guaranteed by Carrols Restaurant Group and all of the Company’s material subsidiaries and are collateralized by a pledge of the Company’s common stock and the stock of each of the Company’s material subsidiaries. The senior credit facility contains certain covenants, including, without limitation, those limiting the Company’s ability to incur indebtedness, incur liens, sell or acquire assets or businesses, change the nature of its business, engage in transactions with related parties, make certain investments or pay dividends. In addition, the Company is required to meet certain financial ratios, including fixed charge coverage, senior leverage, and total leverage ratios (all as defined under the senior credit facility). The Company was in compliance with the covenants under its new senior credit facility as of September 30, 2009.

CARROLS CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(in thousands of dollars, except share and per share amounts)

Senior Subordinated Notes. On December 15, 2004, the Company issued $180 million of 9% Senior Subordinated Notes due 2013 (the “Notes”). At both September 30, 2009 and December 31, 2008, $165.0 million principal amount of the senior subordinated notes were outstanding. During 2008, the Company repurchased and retired $15.0 million principal amount of the Notes in open market transactions for $10.4 million resulting in a gain on extinguishment of debt of $4.4 million, net of a $0.3 million write-off of deferred financing costs. Of these repurchases in 2008, $2.0 million was repurchased in the three months ended September 30, 2008 which resulted in a gain on extinguishment of debt of $0.2 million.

Restrictive covenants under the Notes include limitations with respect to the Company’s ability to issue additional debt, incur liens, sell or acquire assets or businesses, pay dividends and make certain investments. The Indenture governing the Notes contains customary default provisions as provided therein, including without limitation, a cross default provision pursuant to which it is an event of default under the Notes and the Indenture if there is a default under any indebtedness of the Company having an outstanding principal amount of $20 million or more (which would include the senior credit facility) if such default results in the acceleration of such indebtedness prior to its stated maturity or is caused by a failure to pay principal when due. The Company was in compliance with the restrictive covenants in the Indenture governing the Notes as of September 30, 2009.

6. Income Taxes

The provision for income taxes for the three and nine months ended September 30, 2009 and 2008 was comprised of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Current	$2,562	$2,443	$8,942	$4,887
Deferred	532	(307)	1,299	(58)

	$3,094	$2,136	$10,241	$4,829

The provision for income taxes for the three and nine months ended September 30, 2009 was derived using an estimated effective annual income tax rate for 2009 of 37.3%, which excludes any discrete tax adjustments. Discrete tax adjustments reduced the provision for income taxes by $130 and $187 in the three and nine months ended September 30, 2009, respectively.

The provision for income taxes for the three and nine months ended September 30, 2008 was derived using an estimated effective annual income tax rate for 2008 of 37.2%, which excludes any discrete tax adjustments. Discrete tax adjustments increased the provision for income taxes by $15 for the three months ended September 30, 2008 and reduced the provision for income taxes by $97 for the nine months ended September 30, 2008.

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. As of September 30, 2009 and 2008, the Company had no unrecognized tax benefits and no accrued interest related to uncertain tax positions.

The tax years 2006-2008 remain open to examination by the major taxing jurisdictions to which the Company is subject. It is not possible to reasonably estimate any possible change in the unrecognized tax benefits within the next twelve months due to the uncertainties regarding the timing of any examinations.

CARROLS CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(in thousands of dollars, except share and per share amounts)

7. Other Liabilities, Long-Term

Other liabilities, long-term, at September 30, 2009 and December 31, 2008 consisted of the following:

	September 30, 2009	December 31, 2008
Accrued occupancy costs	$11,282	$10,949
Accrued workers’ compensation costs	3,675	4,312
Deferred compensation	3,127	3,244
Other	3,537	3,180

	$21,621	$21,685

8. Postretirement Benefits

The Company provides postretirement medical and life insurance benefits covering substantially all Burger King administrative and restaurant management salaried employees who retire or terminate after qualifying for such benefits. A December 31 measurement date is used for postretirement benefits.

The following summarizes the components of net periodic benefit income:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Service cost	$6	$7	$21	$21
Interest cost	30	27	84	80
Amortization of net gains and losses	27	22	69	65
Amortization of prior service credit	(93)	(90)	(265)	(269)

Net periodic postretirement benefit income	$(30)	$(34)	$(91)	$(103)

During the three and nine months ended September 30, 2009, the Company made contributions of $52 and $124 to its postretirement plan and expects to make additional contributions during 2009.

9. Lease Financing Obligations

The Company has previously entered into sale-leaseback transactions involving certain restaurant properties that did not qualify for sale-leaseback accounting and as a result, were classified as financing transactions. Under the financing method, the assets remain on the consolidated balance sheet and proceeds received by the Company from these transactions are recorded as a financing liability. Payments under these leases are applied as payments of imputed interest and deemed principal on the underlying financing obligations.

During the nine months ended September 30, 2009, the Company settled $1.9 million of lease financing obligations which included a purchase from a lessor one of one restaurant property previously subject to a lease financing obligation for $1.1 million and the settlement of the lease financing obligation recorded in the second quarter of 2009 for $0.8 million. The Company also modified provisions in two of its restaurant leases previously accounted for as lease financing obligations which allowed the respective sale transactions to qualify for sale-leaseback accounting and resulted in a reduction of lease financing obligations of $2.8 million. As a result of these transactions in the second quarter of 2009, lease financing obligations were reduced $4.0 million, assets under lease financing obligations were reduced by $2.1 million and deferred gains on qualified sale-leaseback transactions of $0.7 million were recorded.

In the nine months ended September 30, 2008, the Company purchased from the lessor six restaurant properties for $5.5 million that were previously accounted for as lease financing obligations.

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

CARROLS CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(in thousands of dollars, except share and per share amounts)

Interest expense associated with lease financing obligations, including settlement gains and losses, for the three months ended September 30, 2009 and 2008 was $0.3 million and $1.1 million, respectively, and for the nine months ended September 30, 2009 and 2008 was $0.9 million and $3.8 million, respectively.

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

CARROLS CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(in thousands of dollars, except share and per share amounts)

Three Months Ended	Pollo Tropical	Taco Cabana	Burger King	Other	Consolidated
September 30, 2009:
Total revenues	$44,021	$63,013	$94,132	$—	$201,166
Cost of sales	14,379	18,074	25,209	—	57,662
Restaurant wages and related expenses	10,689	19,030	29,339	51	59,109
General and administrative expenses (1)	2,769	2,877	6,822	296	12,764
Depreciation and amortization	2,014	2,249	3,407	410	8,080
Segment EBITDA	6,296	6,662	8,822
Capital expenditures, including acquisitions	697	2,924	8,475	547	12,643
September 30, 2008:
Total revenues	$43,389	$64,132	$101,543	$—	$209,064
Cost of sales	14,312	19,646	29,600	—	63,558
Restaurant wages and related expenses	10,662	18,357	30,710	57	59,786
General and administrative expenses (1)	2,994	3,036	6,423	438	12,891
Depreciation and amortization	2,032	2,261	3,492	339	8,124
Segment EBITDA	5,224	7,308	8,819
Capital expenditures, including acquisitions	3,656	7,320	5,369	3,250	19,595

Nine Months Ended
September 30, 2009:
Total revenues	$132,737	$189,543	$284,163	$—	$606,443
Cost of sales	43,585	54,960	76,739	—	175,284
Restaurant wages and related expenses	32,553	56,029	88,158	156	176,896
General and administrative expenses (1)	7,567	8,729	21,482	899	38,677
Depreciation and amortization	5,936	6,708	10,056	1,133	23,833
Segment EBITDA	19,531	22,906	24,894
Capital expenditures, including acquisitions	1,901	9,503	14,923	3,624	29,951
September 30, 2008:
Total revenues	$133,125	$187,825	$294,549	$—	$615,499
Cost of sales	43,965	58,022	83,143	—	185,130
Restaurant wages and related expenses	32,861	54,601	91,457	171	179,090
General and administrative expenses (1)	8,319	9,048	20,943	1,290	39,600
Depreciation and amortization	5,948	6,423	10,741	1,111	24,223
Segment EBITDA	17,964	19,679	22,532
Capital expenditures, including acquisitions	15,064	16,360	11,565	5,835	48,824
Identifiable Assets:
At September 30, 2009	$56,344	$66,812	$148,454	$172,717	$444,327
At December 31, 2008	64,550	67,093	143,152	175,403	450,198

(1)	For the Pollo Tropical and Taco Cabana segments, such amounts include general and administrative expenses related directly to each segment. For the Burger King segment such amounts include general and administrative expenses related directly to the Burger King segment as well as expenses associated with administrative support to all of the Company’s segments including executive management, information systems and certain accounting, legal and other administrative functions.

CARROLS CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(in thousands of dollars, except share and per share amounts)

A reconciliation of segment EBITDA to consolidated net income is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Segment EBITDA:
Pollo Tropical	$6,296	$5,224	$19,531	$17,964
Taco Cabana	6,662	7,308	22,906	19,679
Burger King	8,822	8,819	24,894	22,532

Subtotal	21,780	21,351	67,331	60,175
Less:
Depreciation and amortization	8,080	8,124	23,833	24,223
Impairment and other lease charges	46	53	400	155
Interest expense	4,834	6,861	14,908	21,418
Provision for income taxes	3,094	2,136	10,241	4,829
Stock-based compensation expense	347	495	1,055	1,461
Gain on extinguishment of debt	—	—	—	(180)
Other income	(220)	—	(799)	(119)

Net income	$5,599	$3,682	$17,693	$8,388

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

CARROLS CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(in thousands of dollars, except share and per share amounts)

12. Comprehensive income

The items that currently impact the Company’s other comprehensive income are changes in the postretirement benefit obligations, net of tax.

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Net income	$5,599	$3,682	$17,693	$8,388
Change in postretirement benefit obligation, net of tax	—	—	—	8

Comprehensive income	$5,599	$3,682	$17,693	$8,396

13. Other Income

During the three months ended September 30, 2009, the Company recorded a gain of $0.2 million related to the sale of a non-operating property. During the nine months ended September 30, 2009, the Company also recorded a gain of $0.6 million related to an insurance recovery for damages to Taco Cabana restaurants during Hurricane Ike. The Company recorded a gain of $0.1 million in the nine months ended September 30, 2008 related to the sale of a Taco Cabana property.

14. Recent Accounting Developments

In June 2009, the FASB approved ASU 2009-01, the FASB Accounting Standards Codification (the “ASC”) as the single source of authoritative nongovernmental generally accepted accounting principles (“GAAP”). All existing accounting standard documents, such as FASB, American Institute of Certified Public Accountants, Emerging Issues Task Force and other related literature, excluding guidance from the Securities and Exchange Commission (“SEC”), have been superseded by the ASC. All other non-grandfathered, non-SEC accounting literature not included in the ASC has become nonauthoritative. The ASC did not change GAAP, but instead introduced a new structure that combines all authoritative standards into a comprehensive, topically organized online database. The ASC is effective for interim or annual periods ending after September 15, 2009, and impacts the Company’s financial statements as all future references to authoritative accounting literature will be referenced in accordance with the ASC. There have been no changes to the content of the Company’s financial statements or disclosures as a result of implementing the ASC during the quarter ended September 30, 2009.

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R) (“SFAS No. 167”). This statement is a revision to FASB Interpretation No. 46(R), Consolidation of Variable Interest Entities, and changes how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. The statement is effective on January 1, 2010 for companies reporting on a calendar year basis. The Company is currently evaluating the impact of SFAS No. 167 on its financial statements.

In August 2009, the FASB issued ASU 2009-05, Fair Value Measurements and Disclosures (Topic 820). The purpose of this ASU is to clarify that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using a valuation technique that uses either the quoted price of the identical liability when traded as an asset or quoted prices for similar liabilities or similar liabilities when traded as assets. This guidance is effective upon issuance. This ASU had no impact on the Company’s financial statements.

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

Cabana Beverages, Inc.

Cabana Bevco LLC

Carrols LLC

Carrols Realty Holdings Corp.

Carrols Realty I Corp.

Carrols Realty II Corp.

Carrols J.G. Corp.

Quanta Advertising Corp.

Pollo Franchise, Inc.

Pollo Operations, Inc.

Taco Cabana, Inc.

TP Acquisition Corp.

TC Bevco LLC

T.C. Management, Inc.

TC Lease Holdings III, V and VI, Inc.

Get Real, Inc.

Texas Taco Cabana, L.P.

TPAQ Holding Corporation

The following supplemental financial information sets forth on a consolidating basis, balance sheets as of September 30, 2009 and December 31, 2008 for the Parent Company only, Guarantor Subsidiaries and for the Company and the related statements of operations for the three and nine months ended September 30, 2009 and 2008, and cash flows for the nine months ended September 30, 2009 and 2008.

At the beginning of the third quarter of 2008 assets and liabilities related to the Company’s Burger King restaurant operations were transferred to Carrols LLC, a 100% owned subsidiary of the Company. Carrols LLC became a Guarantor Subsidiary at that time and its results of operations and cash flows are included with the Company’s other Guarantor Subsidiaries for all periods presented.

For certain of the Company’s sale-leaseback transactions, the Parent Company has guaranteed on an unsecured basis the rental payments of its subsidiaries. In accordance with ASC 840-40-25-16, “Sale-Leaseback Transactions,” the Company has included in the following guarantor financial statements amounts pertaining to these leases as if they were accounted for as financing transactions of the Guarantor Subsidiaries. These adjustments are eliminated in consolidation.

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

CARROLS CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

CONSOLIDATING BALANCE SHEET

September 30, 2009

(In thousands of dollars)

(Unaudited)

	Parent Company Only	Guarantor Subsidiaries	Eliminations	Consolidated Total
ASSETS
Current assets:
Cash and cash equivalents	$34	$3,272	$—	$3,306
Trade and other receivables	(693)	5,986	—	5,293
Inventories	—	5,467	—	5,467
Prepaid rent	—	2,983	—	2,983
Prepaid expenses and other current assets	779	3,972	—	4,751
Deferred income taxes	58	4,815	—	4,873

Total current assets	178	26,495	—	26,673
Property and equipment, net	9,267	273,737	(85,923)	197,081
Franchise rights, net	—	74,518	—	74,518
Goodwill	—	124,934	—	124,934
Intangible assets, net	—	578	—	578
Franchise fees, net	—	5,900	—	5,900
Intercompany receivable (payable)	148,244	(173,077)	24,833	—
Investment in subsidiaries	158,386	—	(158,386)	—
Deferred income taxes	2,824	5,444	(2,853)	5,415
Other assets	4,762	6,778	(2,312)	9,228

Total assets	$323,661	$345,307	$(224,641)	$444,327

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Current portion of long-term debt	$15,000	$81	$—	$15,081
Accounts payable	5,294	12,038	—	17,332
Accrued interest	3,232	—	—	3,232
Accrued payroll, related taxes and benefits	1,305	18,638	—	19,943
Accrued income taxes payable	3,001	—	—	3,001
Accrued real estate taxes	—	4,979	—	4,979
Other liabilities	322	11,172	—	11,494

Total current liabilities	28,154	46,908	—	75,062
Long-term debt, net of current portion	264,100	1,132	—	265,232
Lease financing obligations	—	127,936	(117,071)	10,865
Deferred income—sale-leaseback of real estate	—	23,974	18,828	42,802
Accrued postretirement benefits	1,494	—	—	1,494
Other liabilities	2,662	17,805	1,154	21,621

Total liabilities	296,410	217,755	(97,089)	417,076
Stockholder’s equity	27,251	127,552	(127,552)	27,251

Total liabilities and stockholder’s equity	$323,661	$345,307	$(224,641)	$444,327

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

CARROLS CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

CONSOLIDATING STATEMENT OF OPERATIONS

Three Months Ended September 30, 2009

(In thousands of dollars)

(Unaudited)

	Parent Company Only	Guarantor Subsidiaries	Eliminations	Consolidated Total
Revenues:
Restaurant sales	$—	$200,802	$—	$200,802
Franchise royalty revenues and fees	—	364	—	364

Total revenues	—	201,166	—	201,166

Costs and expenses:
Cost of sales	—	57,662	—	57,662
Restaurant wages and related expenses (including stock based compensation expense of $51)	—	59,109	—	59,109
Restaurant rent expense	—	10,120	2,263	12,383
Other restaurant operating expenses	—	29,841	—	29,841
Advertising expense	—	7,974	—	7,974
General and administrative (including stock based compensation expense of $296)	2,210	10,554	—	12,764
Depreciation and amortization	—	8,598	(518)	8,080
Impairment and other lease charges	—	46	—	46
Other income	—	(220)	—	(220)

Total costs and expenses	2,210	183,684	1,745	187,639

Income (loss) from operations	(2,210)	17,482	(1,745)	13,527
Interest expense	4,526	2,951	(2,643)	4,834
Intercompany interest allocations	(4,468)	4,468	—	—

Income (loss) before income taxes	(2,268)	10,063	898	8,693
Provision (benefit) for income taxes	(907)	3,616	385	3,094
Equity income from subsidiaries	6,960	—	(6,960)	—

Net income	$5,599	$6,447	$(6,447)	$5,599

CARROLS CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

CONSOLIDATING STATEMENT OF OPERATIONS

Three Months Ended September 30, 2008

(In thousands of dollars)

(Unaudited)

	Parent Company Only	Guarantor Subsidiaries	Eliminations	Consolidated Total
Revenues:
Restaurant sales	$—	$208,698	$—	$208,698
Franchise royalty revenues and fees	—	366	—	366

Total revenues	—	209,064	—	209,064

Costs and expenses:
Cost of sales	—	63,558	—	63,558
Restaurant wages and related expenses (including stock based compensation expense of $57)	—	59,786	—	59,786
Restaurant rent expense	—	10,300	1,414	11,714
Other restaurant operating expenses	—	32,433	—	32,433
Advertising expense	—	7,826	—	7,826
General and administrative (including stock based compensation expense of $438)	1,367	11,524	—	12,891
Depreciation and amortization	—	8,457	(333)	8,124
Impairment and other lease charges	—	53	—	53

Total costs and expenses	1,367	193,937	1,081	196,385

Income (loss) from operations	(1,367)	15,127	(1,081)	12,679
Interest expense	5,681	2,758	(1,578)	6,861
Intercompany interest allocations	(4,556)	4,556	—	—

Income (loss) before income taxes	(2,492)	7,813	497	5,818
Provision (benefit) for income taxes	(796)	2,672	260	2,136
Equity income from subsidiaries	5,378	—	(5,378)	—

Net income	$3,682	$5,141	$(5,141)	$3,682

CARROLS CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

CONSOLIDATING STATEMENT OF OPERATIONS

Nine Months Ended September 30, 2009

(In thousands of dollars)

(Unaudited)

	Parent Company Only	Guarantor Subsidiaries	Eliminations	Consolidated Total
Revenues:
Restaurant sales	$—	$605,326	$—	$605,326
Franchise royalty revenues and fees	—	1,117	—	1,117

Total revenues	—	606,443	—	606,443

Costs and expenses:
Cost of sales	—	175,284	—	175,284
Restaurant wages and related expenses (including stock based compensation expense of $156)	—	176,896	—	176,896
Restaurant rent expense	—	30,549	6,668	37,217
Other restaurant operating expenses	—	88,541	—	88,541
Advertising expense	—	23,552	—	23,552
General and administrative (including stock based compensation expense of $899)	6,924	31,753	—	38,677
Depreciation and amortization	—	25,326	(1,493)	23,833
Impairment and other lease charges	—	400	—	400
Other income	—	(799)	—	(799)

Total costs and expenses	6,924	551,502	5,175	563,601

Income (loss) from operations	(6,924)	54,941	(5,175)	42,842
Interest expense	13,884	8,689	(7,665)	14,908
Intercompany interest allocations	(13,405)	13,405	—	—

Income (loss) before income taxes	(7,403)	32,847	2,490	27,934
Provision (benefit) for income taxes	(2,781)	12,023	999	10,241
Equity income from subsidiaries	22,315	—	(22,315)	—

Net income	$17,693	$20,824	$(20,824)	$17,693

CARROLS CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

CONSOLIDATING STATEMENT OF OPERATIONS

Nine Months Ended September 30, 2008

(In thousands of dollars)

(Unaudited)

	Parent Company Only	Guarantor Subsidiaries	Eliminations	Consolidated Total
Revenues:
Restaurant sales	$—	$614,422	$—	$614,422
Franchise royalty revenues and fees	—	1,077	—	1,077

Total revenues	—	615,499	—	615,499

Costs and expenses:
Cost of sales	—	185,130	—	185,130
Restaurant wages and related expenses (including stock based compensation expense of $171)	—	179,090	—	179,090
Restaurant rent expense	—	30,615	4,150	34,765
Other restaurant operating expenses	—	93,326	—	93,326
Advertising expense	—	24,874	—	24,874
General and administrative (including stock based compensation expense of $1,290)	4,328	35,272	—	39,600
Depreciation and amortization	—	25,198	(975)	24,223
Impairment and other lease charges	—	155	—	155
Other income	—	(119)	—	(119)

Total costs and expenses	4,328	573,541	3,175	581,044

Income (loss) from operations	(4,328)	41,958	(3,175)	34,455
Interest expense	17,447	8,589	(4,618)	21,418
Gain on extinguishment of debt	(180)	—	—	(180)
Intercompany interest allocations	(13,669)	13,669	—	—

Income (loss) before income taxes	(7,926)	19,700	1,443	13,217
Provision (benefit) for income taxes	(2,895)	7,002	722	4,829
Equity income from subsidiaries	13,419	—	(13,419)	—

Net income	$8,388	$12,698	$(12,698)	$8,388

CARROLS CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

CONSOLIDATING STATEMENT OF CASH FLOWS

Nine Months Ended September 30, 2009

(In thousands of dollars)

(Unaudited)

	Parent Company Only	Guarantor Subsidiaries	Eliminations	Consolidated Total
Cash flows provided from operating activities:
Net income	$17,693	$20,824	$(20,824)	$17,693
Adjustments to reconcile net income to net cash provided from operating activities:
Loss on disposals of property and equipment	—	15	—	15
Stock-based compensation expense	253	802	—	1,055
Impairment and other lease charges	—	400	—	400
Depreciation and amortization	—	25,326	(1,493)	23,833
Amortization of deferred financing costs	716	219	(203)	732
Amortization of unearned purchase discounts	—	(1,616)	—	(1,616)
Amortization of deferred gains from sale-leaseback transactions	—	(1,359)	(1,004)	(2,363)
Gain on settlements of lease financing obligations	—	(76)	—	(76)
Accretion of interest on lease financing obligations	—	288	(255)	33
Deferred income taxes	—	331	968	1,299
Accrued income taxes	902	—	—	902
Changes in other operating assets and liabilities	1,914	(19,691)	22,811	5,034

Net cash provided from operating activities	21,478	25,463	—	46,941

Cash flows used for investing activities:
Capital expenditures:
New restaurant development	—	(7,887)	—	(7,887)
Restaurant remodeling	—	(10,073)	—	(10,073)
Other restaurant capital expenditures	—	(8,367)	—	(8,367)
Corporate and restaurant information systems	(905)	(2,719)	—	(3,624)

Total capital expenditures	(905)	(29,046)	—	(29,951)
Properties purchased for sale-leaseback	—	(1,260)	—	(1,260)
Proceeds from sale-leaseback transactions	—	—	5,454	5,454
Proceeds from sales of other properties	—	819	—	819

Net cash used for investing activities	(905)	(29,487)	5,454	(24,938)

Cash flows provided from (used for) financing activities:
Borrowings on revolving credit facility	77,700	—	—	77,700
Repayments on revolving credit facility	(92,600)	—	—	(92,600)
Scheduled principal payments on term loans	(6,000)	—	—	(6,000)
Principal payments on capital leases	—	(82)	—	(82)
Proceeds from lease financing obligations	—	6,535	(5,700)	835
Settlement of lease financing obligations	—	(1,945)	—	(1,945)
Financing costs associated with issuance of lease financing obligations	—	(4)	—	(4)
Financing costs associated with issuance of debt	—	(246)	246	—

Net cash provided from (used for) financing activities	(20,900)	4,258	(5,454)	(22,096)

Net increase (decrease) in cash and cash equivalents	(327)	234	—	(93)
Cash and cash equivalents, beginning of period	361	3,038	—	3,399

Cash and cash equivalents, end of period	$34	$3,272	$—	$3,306

CARROLS CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

CONSOLIDATING STATEMENT OF CASH FLOWS

Nine Months Ended September 30, 2008

(In thousands of dollars)

(Unaudited)

	Parent Company Only	Guarantor Subsidiaries	Eliminations	Consolidated Total
Cash flows provided from operating activities:
Net income	$8,388	$12,698	$(12,698)	$8,388
Adjustments to reconcile net income to net cash provided from (used for) operating activities:
Loss on disposals of property and equipment	—	102	—	102
Stock-based compensation expense	1,007	454	—	1,461
Impairment and other lease charges	—	155	—	155
Depreciation and amortization	—	25,198	(975)	24,223
Amortization of deferred financing costs	832	178	(120)	890
Amortization of unearned purchase discounts	—	(1,616)	—	(1,616)
Amortization of deferred gains from sale-leaseback transactions	—	(1,186)	(396)	(1,582)
Gain on settlements of lease financing obligations	—	(48)	—	(48)
Accretion of interest on lease financing obligations	—	180	—	180
Deferred income taxes	407	(1,123)	658	(58)
Accrued income taxes	2,748	—	—	2,748
Gain on extinguishment of debt	(180)	—	—	(180)
Changes in other operating assets and liabilities	(29,928)	10,891	13,531	(5,506)

Net cash provided from (used for) operating activities	(16,726)	45,883	—	29,157

Cash flows used for investing activities:
Capital expenditures:
New restaurant development	—	(26,464)	—	(26,464)
Restaurant remodeling	—	(9,622)	—	(9,622)
Other restaurant capital expenditures	—	(6,903)	—	(6,903)
Corporate and restaurant information systems	(2,062)	(3,773)	—	(5,835)

Total capital expenditures	(2,062)	(46,762)	—	(48,824)
Properties purchased for sale-leaseback	—	—	—	—
Proceeds from sale-leaseback transactions	—	2,557	4,231	6,788
Proceeds from sales of other properties	—	119	—	119

Net cash used for investing activities	(2,062)	(44,086)	4,231	(41,917)

Cash flows provided from (used for) financing activities:
Borrowings on revolving credit facility	109,600	—	—	109,600
Repayments on revolving credit facility	(92,400)	—	—	(92,400)
Scheduled principal payments on term loans	(1,500)	—	—	(1,500)
Principal payments on capital leases	—	(119)	—	(119)
Proceeds from lease financing obligations	—	4,450	(4,450)	—
Settlement of lease financing obligations	—	(5,500)	—	(5,500)
Financing costs associated with issuance of lease financing obligations	—	(219)	219	—
Repurchase of senior subordinated notes	(1,820)	—	—	(1,820)
Financing costs associated with issuance of debt	—	—	—	—

Net cash provided from (used for) financing activities	13,880	(1,388)	(4,231)	8,261

Net increase (decrease) in cash and cash equivalents	(4,908)	409	—	(4,499)
Cash and cash equivalents, beginning of period	4,912	2,484	—	7,396

Cash and cash equivalents, end of period	$4	$2,893	$—	$2,897

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

We use a 52-53 week fiscal year ending on the Sunday closest to December 31. All references herein to the fiscal years ended December 28, 2008 and December 30, 2007 will be referred to as the fiscal years ended December 31, 2008 and 2007, respectively. Similarly, all references herein to the three and nine months ended September 27, 2009 and September 28, 2008 will be referred to as the three and nine months ended September 30, 2009 and September 30, 2008, respectively. The years ended December 31, 2008 and 2007 each contained 52 weeks and the three and nine months ended September 30, 2009 and 2008 each contained 13 weeks and 39 weeks, respectively.

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

Executive Summary—an executive review of our operating performance for the three months ended September 30, 2009.

Results of Operations—an analysis of our results of operations for the three and nine months ended September 30, 2009 compared to the three and nine months ended September 30, 2008.

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

Company Overview

We are one of the largest restaurant companies in the United States operating three restaurant brands in the quick-casual and quick-service restaurant segments with 560 restaurants located in 17 states as of September 27, 2009. We have been operating restaurants for more than 45 years. We own and operate two Hispanic restaurant brands, Pollo Tropical and Taco Cabana (together referred to by us as our Hispanic Brands), which we acquired in 1998 and 2000, respectively. We are also the largest Burger King franchisee, based on the number of restaurants, and have operated Burger King restaurants since 1976. As of September 30, 2009, our company-owned restaurants included 91 Pollo Tropical restaurants, 155 Taco Cabana restaurants and 314 Burger King restaurants operated under franchise agreements. We also franchise our Hispanic Brand restaurants with 31 franchised restaurants as of September 30, 2009 located in the United States, Puerto Rico, Ecuador and the Bahamas. For the nine months ended September 30, 2009 and 2008, we had total revenues of $606.4 million and $615.5 million, respectively, and net income of $17.7 million and $8.4 million, respectively.

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

•

Other restaurant operating expenses include all other restaurant-level operating costs, the major components of which are royalty expense for our Burger King restaurants, utilities, repairs and maintenance, property and general liability insurance, real estate taxes and credit card fees.

•

Advertising expense includes all promotional expenses including television, radio, billboards and other media for our Hispanic Brand restaurants and advertising payments based on a percentage of sales as required under our franchise agreements for our Burger King restaurants.

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

•

Interest expense consists primarily of interest expense associated with our 9% Senior Subordinated Notes due 2013 (the “Notes”), borrowings under our senior credit facility, amortization of deferred financing costs and imputed interest expense on leases entered into in connection with sale-leaseback transactions which are accounted for as lease financing obligations. Interest expense also includes any gains and losses from the settlement of lease financing obligations. Interest on borrowings under our senior credit facility is generally based on LIBOR with a current margin of 1.0% or prime as we designate. Consequently, changes in LIBOR rates or prime will impact our interest expense.

Recent and Future Events Affecting our Results of Operations

Repurchase of Senior Subordinated Notes

In 2008, Carrols repurchased and retired $15.0 million principal amount of its Notes in open market transactions for $10.4 million which resulted in a gain on extinguishment of debt of $4.4 million, net of a $0.3 million write-off of deferred financing costs. Of these repurchases in 2008, $2.0 million was repurchased in the nine months ended September 30, 2008 which resulted in a gain on extinguishment of debt of $0.2 million. Based on our borrowing rates under our senior credit facility and due to the amount paid relative to the principal amount, we anticipate these repurchases will reduce our interest expense in 2009 compared to 2008.

Future Restaurant Closures

We evaluate the performance of our Burger King restaurants on an ongoing basis including assessment of the current and future operating results of the restaurant, and in relation to Burger King franchise agreement renewals and the cost of required capital improvements. We may elect to close restaurants based on such evaluation. In 2008, we closed eight Burger King restaurants, not including restaurants relocated within the same market area. We closed two Burger King restaurants in the first nine months of 2009 and we currently anticipate that we will close one additional Burger King restaurant in 2009, excluding any Burger King restaurants which we may close and relocate.

We closed three Taco Cabana restaurants in 2008 and closed two Taco Cabana restaurants and one Pollo Tropical restaurant in the first nine months of 2009. We currently do not anticipate any additional Pollo Tropical or Taco Cabana restaurant closures in 2009, although there can be no assurance in this regard.

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

In the first nine months of 2009, we settled $1.9 million of lease financing obligations which included a purchase from a lessor of one restaurant property previously subject to a lease financing obligation for $1.1 million and the settlement of a lease financing obligation recorded in the second quarter of 2009 for $0.8 million. We also modified provisions in two of our restaurant leases previously accounted for as lease financing obligations which allowed the respective sale transactions to qualify for sale-leaseback accounting and resulted in a reduction of lease financing obligations of $2.8 million. As a result of these transactions in 2009, lease financing obligations were reduced $4.0 million, assets under lease financing obligations were reduced by $2.1 million and deferred gains on qualified sale-leaseback transactions of $0.7 million were recorded.

During the second quarter of 2008, we purchased from the lessor six restaurant properties for $5.5 million that were previously accounted for as lease financing obligations. In late 2008, we also amended or modified lease provisions and terminated purchase options for certain restaurant leases previously accounted for as lease financing obligations. These changes permitted 24 leases to qualify as operating leases and the related sale-leaseback transactions to be recorded as sales, which removed all of the respective assets under lease financing obligations and related liabilities from our consolidated balance sheet. The gains recognized from these sales were generally deferred.

The effect of the recharacterization of the 2009 and 2008 transactions described above was to treat these transactions as qualified sales and the payments associated with the related operating leases as restaurant rent expense, rather than as payments of interest and principal associated with lease financing obligations. For the year ending December 31, 2009, these transactions will increase rent expense by $2.7 million, decrease depreciation expense by $0.7 million and decrease interest expense by $3.3 million.

Executive Summary - Operating Performance for the Three Months Ended September 30, 2009

Total revenues in the third quarter of 2009 decreased 3.8% to $201.2 million from $209.1 million in the third quarter of 2008. Revenues from our Hispanic Brand restaurants decreased 0.5% to $107.0 million in the third quarter of 2009 from $107.5 million in the third quarter of 2008 and revenues from our Burger King restaurants decreased 7.3% to $94.1 million in the third quarter of 2009 from $101.5 million in the third quarter of 2008.

As in prior quarters in 2009, restaurant operating margins in the third quarter of 2009 were favorably impacted by lower food and utility costs and the leveraging or reduction of operating costs. As a percentage of total restaurant sales, cost of sales decreased to 28.7% in the third quarter of 2009 from 30.5% in the third quarter of 2008 primarily from lower commodity prices for our Burger King and Taco Cabana restaurants. As a percentage of total restaurant sales, restaurant wages and related expenses increased to 29.4% from 28.6% in the prior year due to the effect of lower sales volumes on fixed labor costs and minimum wage increases in the past twelve months. This effect was somewhat mitigated due to improvements in labor productivity including reduced restaurant employee turnover. Utility costs decreased 0.5%, as a percentage of total restaurant sales, in the third quarter of 2009 compared to the third quarter of 2008 due to both lower natural gas and electricity rates and usage.

General and administrative expenses decreased $0.1 million to $12.8 million in the third quarter of 2009 from $12.9 million in the third quarter of 2008 and, as a percentage of total restaurant sales, increased to 6.4% in the third quarter of 2009 from 6.2% in the third quarter of 2008.

Interest expense decreased $2.0 million to $4.8 million in the third quarter of 2009 compared to the third quarter of 2008 due to a reduction in our total indebtedness of $70.3 million since the end of the third quarter of 2008 and lower effective interest rates on our LIBOR based borrowings under our senior credit facility.

Our effective income tax rate, including discrete tax items, was 35.6% in the third quarter of 2009 compared to 36.7% in the third quarter of 2008. There were discrete tax adjustments of $0.1 million in the third quarter of 2009.

As a result of the above, our net income increased $1.9 million to $5.6 million, or $.26 per diluted share, in the third quarter of 2009 from $3.7 million, or $.17 per diluted share, in the third quarter of 2008.

Results of Operations

Three Months Ended September 30, 2009 Compared to Three Months Ended September 30, 2008

The following table sets forth, for the three months ended September 30, 2009 and 2008, selected operating results as a percentage of consolidated restaurant sales:

	2009	2008
Restaurant sales:
Pollo Tropical	21.8%	20.7%
Taco Cabana	31.3%	30.7%
Burger King	46.9%	48.6%

Total restaurant sales	100.0%	100.0%
Costs and expenses:
Cost of sales	28.7%	30.5%
Restaurant wages and related expenses	29.4%	28.6%
Restaurant rent expense	6.2%	5.6%
Other restaurant operating expenses	14.9%	15.5%
Advertising expense	4.0%	3.7%
General and administrative (including stock-based compensation expense)	6.4%	6.2%

From the beginning of the third quarter of 2008 through the third quarter of 2009 we have opened a net of three new Pollo Tropical restaurants, nine new Taco Cabana restaurants and four new Burger King restaurants, three of which were relocations within their market areas. During the same period we closed six Burger King restaurants, excluding relocations, and four Taco Cabana restaurants.

Restaurant Sales. Total restaurant sales in the third quarter of 2009 decreased $7.9 million, or 3.8%, to $200.8 million from $208.7 million in the third quarter of 2008 due primarily to lower sales at our Burger King restaurants of $7.4 million. Restaurant sales at our Hispanic Brand restaurants decreased 0.5% to $106.7 million in the third quarter of 2009.

Pollo Tropical restaurant sales increased $0.6 million, or 1.4%, to $43.7 million in the third quarter of 2009 due to the net addition of three new Pollo Tropical restaurants since the beginning of the third quarter of 2008, which contributed $0.9 million of additional restaurant sales in the third quarter of 2009 compared to the third quarter of 2008. Comparable restaurant sales decreased 0.1% in the third quarter of 2009 as increases in customer traffic substantially offset a 2.8% decrease in average check due to the effect of menu mix changes and product promotions. The effect of menu price increases taken in 2008 was approximately 1.8% in the third quarter of 2009.

Taco Cabana restaurant sales decreased $1.1 million, or 1.7%, to $62.9 million in the third quarter of 2009 due primarily to 4.3% decrease in comparable restaurant sales attributable to a 3.0% decrease in average check due to menu mix changes and product promotions and a 1.4% decrease in customer traffic. This decrease was offset by net addition of five Taco Cabana restaurants since the beginning of the third quarter of 2008 which contributed $1.9 million of additional restaurant sales in the third quarter of 2009 compared to the third quarter of 2008. The effect of menu price increases taken in 2008 was approximately 3.5% in the third quarter of 2009.

Burger King restaurant sales decreased $7.4 million, or 7.3%, to $94.1 million in the third quarter of 2009 from a decrease in comparable restaurant sales of 6.1% primarily from a 5.3% decrease in customer traffic and lower average check, compared to the third quarter of 2008, and the net closing of five Burger King restaurants since the beginning of the third quarter of 2008. The effect of menu price increases taken in 2008 was approximately 1.5% in the third quarter of 2009.

Operating Costs and Expenses. Cost of sales as a percentage of total restaurant sales decreased to 28.7% in the third quarter of 2009 from 30.5% in the third quarter of 2008. Pollo Tropical cost of sales, as a percentage of Pollo Tropical restaurant sales, decreased to 32.9% in the third quarter of 2009 from 33.2% in the third quarter of 2008 due primarily to the effect of menu price increases taken in 2008 and lower fuel surcharges (0.3% of Pollo Tropical sales) partially offset by lower margins on new menu items and increased promotional discounting (0.3% of Pollo Tropical sales). Taco Cabana cost of sales, as a percentage of Taco Cabana restaurant sales, decreased to 28.7% in the third quarter of 2009 from 30.7% in the third quarter of 2008 due primarily to the effect of menu price increases taken in 2008, less product waste from increased food controls (0.4% of Taco Cabana sales) and lower commodity prices (1.0% of Taco Cabana sales) including cheese, partially offset by increased promotional discounting (0.8% of Taco Cabana sales). Burger King cost of sales, as a percentage of Burger King restaurant sales, decreased to 26.8% in the third quarter of 2009 from 29.2% in the third quarter of 2008 due primarily to the effect of menu price increases taken in 2008, lower commodity prices (2.0% of Burger King sales) including lower beef prices (1.3% of Burger King sales) and lower fuel surcharges (0.3% of Burger King sales) partially offset by higher discounts and promotions (0.4% of Burger King sales).

Restaurant wages and related expenses, as a percentage of total restaurant sales, increased to 29.4% in the third quarter of 2009 from 28.6% in the third quarter of 2008. Pollo Tropical restaurant wages and related expenses, as a percentage of Pollo Tropical restaurant sales, decreased to 24.4% in the third quarter of 2009 from 24.7% in the third quarter of 2008 due primarily to lower workers compensation claim costs (0.6% of Pollo Tropical sales) partially offset by higher restaurant-level performance bonuses (0.3% of Pollo Tropical sales). Taco Cabana restaurant wages and related expenses, as a percentage of Taco Cabana restaurant sales, increased to 30.2% in the third quarter of 2009 from 28.7% in the third quarter of 2008 due to the effect of lower sales volumes on fixed labor costs and higher medical and workers compensation insurance claim costs (0.7% of Taco Cabana sales). Burger King restaurant wages and related expenses, as a percentage of Burger King restaurant sales, increased to 31.2% in the third quarter 2009 from 30.3% in the third quarter of 2008 due primarily to the effect of lower sales volumes on fixed labor costs.

Restaurant rent expense, as a percentage of total restaurant sales, increased to 6.2% in the third quarter of 2009 from 5.6% in the third quarter of 2008 due primarily to the reduction in lease financing obligations resulting from the recharacterization of certain transactions as qualified sales and the related lease payments as restaurant rent expense, rather than as payments of interest and principal. Restaurant rent expense also increased from sale-leaseback transactions completed during the last twelve months and, as a percentage of restaurant sales, increased due to the effect of lower sales volumes on fixed rent payments.

Other restaurant operating expenses, as a percentage of total restaurant sales, decreased to 14.9% in the third quarter of 2009 from 15.5% in the third quarter of 2008. Pollo Tropical other restaurant operating expenses, as a percentage of Pollo

Tropical restaurant sales, decreased to 14.3% in the third quarter of 2009 from 15.8% in the third quarter of 2008 due primarily to lower utility costs (0.5% of Pollo Tropical sales), lower repair and maintenance expenses (0.4% of Pollo Tropical sales), lower general liability claim costs (0.2% of Pollo Tropical sales) and lower recruiting costs due to lower restaurant employee turnover. Taco Cabana other restaurant operating expenses, as a percentage of Taco Cabana restaurant sales, decreased to 15.0% in the third quarter of 2009 from 15.8% in the third quarter of 2008 due primarily to lower utility costs (0.5% of Taco Cabana sales) and lower repair and maintenance expenses (0.2% of Taco Cabana sales). Burger King other restaurant operating expenses, as a percentage of Burger King restaurant sales, decreased to 15.0% in the third quarter of 2009 from 15.3% in the third quarter of 2008 due primarily to lower utility costs (0.7% of Burger King sales) partially offset by the effect of lower sales volumes on other fixed operating costs.

Advertising expense, as a percentage of total restaurant sales, increased to 4.0% in the third quarter of 2009 from 3.7% in the third quarter of 2008. Pollo Tropical advertising expense, as a percentage of Pollo Tropical restaurant sales, was 2.5% in the both the third quarter of 2008 and 2009. Pollo Tropical advertising costs are currently expected to be approximately 2.4% to 2.6% of Pollo Tropical restaurant sales for all of 2009, but there can be no assurance in this regard. Taco Cabana advertising expense, as a percentage of Taco Cabana restaurant sales, increased to 4.7% in the third quarter of 2009 from 3.7% in the third quarter of 2008 due primarily to a timing of promotions within both years. Taco Cabana advertising costs are currently expected to be approximately 4.0% to 4.2% of Taco Cabana restaurant sales for all of 2009, but there can be no assurance in this regard. Burger King advertising expense, as a percentage of Burger King restaurant sales, decreased to 4.2% in the third quarter of 2009 from 4.3% in the third quarter of 2008 due to decreased promotional activities in certain of our Burger King markets. Our Burger King advertising costs are currently expected to be approximately 4.2% of our Burger King restaurant sales for all of 2009, but there can be no assurance in this regard.

General and administrative expenses decreased $0.1 million in the third quarter of 2009 to $12.8 million and, as a percentage of total restaurant sales, increased to 6.4% from 6.2% in the third quarter of 2008. Before an increase in performance-based bonus expense of $1.7 million, all other general and administrative expenses were reduced by $1.8 million compared to the third quarter of 2008 due substantially to cost reduction initiatives implemented in late 2008.

Segment EBITDA. As a result of the factors above, Segment EBITDA for our Pollo Tropical restaurants increased to $6.3 million in the third quarter of 2009 from $5.2 million in the third quarter of 2008. Segment EBITDA for our Taco Cabana restaurants decreased to $6.7 million in the third quarter of 2009 from $7.3 million in the third quarter of 2008. Segment EBITDA for our Burger King restaurants was $8.8 million in both the third quarter of 2009 and 2008.

Depreciation and Amortization and Impairment and Other Lease Charges. Depreciation and amortization expense was $8.1 million in the both third quarter of 2009 and 2008. There were no significant impairment and other lease charges in either the third quarter of 2009 or 2008.

Interest Expense. Total interest expense decreased $2.0 million to $4.8 million in the third quarter of 2009 from $6.9 million in the third quarter of 2008 due to a reduction in our total outstanding indebtedness of $70.3 million since the end of the third quarter of 2008 and lower effective interest rates on our LIBOR based borrowings under our senior credit facility. The weighted average interest rate on our long-term debt, excluding lease financing obligations, for the third quarter of 2009 decreased to 5.9% from 6.8% in the third quarter of 2008. Interest expense on lease financing obligations decreased to $0.3 million in the third quarter of 2009 from $1.1 million in the third quarter of 2008 due to a reduction in lease financing obligations of $35.6 million since the end of third quarter of 2008.

Provision for Income Taxes. The provision for income taxes for the third quarter of 2009 was derived using an estimated effective annual income tax rate for all of 2009 of 37.3%, which excludes discrete tax adjustments. Discrete tax adjustments reduced the provision for income taxes in the third quarter of 2009 by $130,000. The provision for income taxes for the third quarter of 2008 was derived using an estimated effective annual income tax rate for 2008 of 37.2%, excluding discrete tax adjustments. Discrete tax adjustments increased the provision for income taxes in the third quarter of 2008 by $15,000.

Net Income. As a result of the foregoing, net income was $5.6 million in the third quarter of 2009 compared to $3.7 million in the third quarter of 2008.

Nine months Ended September 30, 2009 Compared to nine months Ended September 30, 2008

The following table sets forth, for the nine months ended September 30, 2009 and 2008, selected operating results as a percentage of consolidated restaurant sales:

	2009	2008
Restaurant sales:
Pollo Tropical	21.8%	21.5%
Taco Cabana	31.3%	30.5%
Burger King	46.9%	48.0%

Total restaurant sales	100.0%	100.0%
Costs and expenses:
Cost of sales	29.0%	30.1%
Restaurant wages and related expenses	29.2%	29.1%
Restaurant rent expense	6.1%	5.7%
Other restaurant operating expenses	14.6%	15.2%
Advertising expense	3.9%	4.0%
General and administrative (including stock-based compensation expense)	6.4%	6.4%

From the beginning of 2008 through the third quarter of 2009 we have opened a net of seven new Pollo Tropical restaurants, thirteen new Taco Cabana restaurants and five new Burger King restaurants, four of which were relocations within their market areas. One of the relocated Burger King restaurants in 2008 was closed in 2007. During the same period we closed ten Burger King restaurants, excluding relocations, and five Taco Cabana restaurants.

Restaurant Sales. Total restaurant sales for the first nine months of 2009 decreased $9.1 million, or 1.5%, to $605.3 million from $614.4 million in the first nine months of 2008. Restaurant sales at our Hispanic Brand restaurants increased 0.4% to $321.2 million in the first nine months of 2009.

Pollo Tropical restaurant sales decreased $0.4 million, or 0.3%, to $131.8 million in the first nine months of 2009 due primarily to a decrease in comparable restaurant sales of 2.0% primarily due to lower customer traffic compared to the first nine months of 2008. This decrease was offset by the net addition of seven new Pollo Tropical restaurants since the beginning of 2008, which contributed $3.0 million in additional restaurant sales in the first nine months of 2009 compared to the first nine months of 2008. The effect of menu price increases taken in 2008 was approximately 5.0% in the first nine months of 2009 although our average check decreased approximately 0.7% compared to the first nine months of 2008 reflecting the effect of menu mix changes and the effect of product promotions.

Taco Cabana restaurant sales increased $1.7 million, or 0.9%, to $189.3 million in the first nine months of 2009 due primarily to the net increase of eight Taco Cabana restaurants since the beginning of 2008, which contributed $8.2 million of additional restaurant sales in the first nine months of 2009 compared to the first nine months of 2008. This increase was offset by a 3.4% decrease in comparable restaurant sales in the first nine months of 2009 attributable to lower customer traffic. The effect of menu price increases taken in 2008 was approximately 5.3% in the first nine months of 2009 although our average check increased approximately 1.1% compared to the first nine months of 2008 reflecting the effect of menu mix changes and product promotions.

Burger King restaurant sales decreased $10.4 million, or 3.5%, to $284.2 million in the first nine months of 2009 due to a decrease in comparable restaurant sales of 2.3% compared to the first nine months of 2008 and from the closure, excluding relocated restaurants, of ten Burger King restaurants since the beginning of 2008. Effective menu price increases in the first nine months were approximately 3.1% and our average check also increased 3.1%.

Operating Costs and Expenses. Cost of sales as a percentage of total restaurant sales decreased to 29.0% in the first nine months of 2009 from 30.1% in the first nine months of 2008. Pollo Tropical cost of sales, as a percentage of Pollo Tropical restaurant sales, decreased to 33.1% in the first nine months of 2009 from 33.2% in the first nine months of 2008 due primarily to the effect of menu price increases taken in 2008 substantially offset by higher chicken commodity prices (0.2% of Pollo Tropical sales) and higher prices of other commodities (1.2% of Pollo Tropical sales). Taco Cabana cost of sales, as a percentage of Taco Cabana restaurant sales, decreased to 29.0% in the first nine months of 2009 from 30.9% in the first nine months of 2008 due primarily to the effect of menu price increases taken in 2008, lower fuel surcharges (0.2% of Taco Cabana sales) and less product waste from increased food controls (0.3% of Taco Cabana sales) Lower commodity prices for cheese (0.9% of Taco Cabana sales) were offset by increases in the price of other commodities. Burger King cost of sales, as a percentage of Burger King restaurant sales, decreased to 27.0% in the first nine months of 2009 from 28.2% in the first nine months of 2008 due primarily to lower commodity costs (0.6% of Burger King sales) including lower beef costs (0.5% of Burger King sales), higher vendor rebates (0.3% of Burger King sales) and lower fuel surcharges (0.2% of Burger King sales). Increases in sales from lower margin menu items (0.9% of Burger King sales) were offset by the effect of menu price increases taken in 2008.

Restaurant wages and related expenses, as a percentage of total restaurant sales, increased to 29.2% in the first nine months of 2009 from 29.1% in the first nine months of 2008. Pollo Tropical restaurant wages and related expenses, as a percentage of Pollo Tropical restaurant sales, decreased slightly to 24.7% in the first nine months of 2009 from 24.8% in the first nine months of 2008 due primarily to lower workers compensation claim costs (0.3% of Pollo Tropical sales) substantially offset by higher restaurant-level bonuses (0.2% of Pollo Tropical sales). Taco Cabana restaurant wages and related expenses, as a percentage of Taco Cabana restaurant sales increased to 29.6% in the first nine months of 2009 from 29.1% in the first nine months of 2008 due primarily to higher medical and workers compensation claim costs (0.3% of Taco Cabana sales) and the effect of lower sales volumes on fixed labor costs. Burger King restaurant wages and related expenses, as a percentage of Burger King restaurant sales, was 31.1% in both the first nine months of 2009 and 2008 due primarily to improved labor productivity and the effect of menu price increases taken in 2008 offsetting the impact of lower sales volumes on fixed labor costs.

Restaurant rent expense, as a percentage of total restaurant sales, increased to 6.1% in the first nine months of 2009 from 5.7% in the first nine months of 2008 due primarily to the reduction in lease financing obligations which resulted in a recharacterization of certain transactions as qualified sales and the related lease payments as restaurant rent expense, rather than as payments of interest and principal. Restaurant rent expense also increased from sale-leaseback transactions completed since the beginning of 2008.

Other restaurant operating expenses, as a percentage of total restaurant sales, decreased to 14.6% in the first nine months of 2009 from 15.2% in the first nine months of 2008. Pollo Tropical other restaurant operating expenses, as a percentage of Pollo Tropical restaurant sales, decreased to 14.1% in the first nine months of 2009 from 14.8% in the first nine months of 2008 due primarily to lower repair and maintenance expenses (0.7% of Pollo Tropical sales). Taco Cabana other restaurant operating expenses, as a percentage of Taco Cabana restaurant sales, decreased to 14.3% in the first nine months of 2009 from 15.3% in the first nine months of 2008 due primarily to lower utility costs (0.5% of Taco Cabana sales), lower repair and maintenance expenses (0.3% of Taco Cabana sales) and lower security related costs. Burger King other restaurant operating expenses, as a percentage of Burger King restaurant sales, decreased to 15.1% in the first nine months of 2009 from 15.3% in the first nine months of 2008 due primarily to lower utility costs (0.4% of Burger King sales) partially offset by higher credit card fees (0.1% of Burger King sales).

Advertising expense, as a percentage of total restaurant sales, decreased to 3.9% in the first nine months of 2009 from 4.0% in the first nine months of 2009. Pollo Tropical advertising expense, as a percentage of Pollo Tropical restaurant sales, decreased slightly to 2.7% in the first nine months of 2009 from 2.8% in the first nine months of 2008. Taco Cabana advertising expense, as a percentage of Taco Cabana restaurant sales, decreased slightly to 4.2% in the first nine months of 2009 from 4.3% in the first nine months of 2008. Burger King advertising expense, as a percentage of Burger King restaurant sales, decreased to 4.2% in the first nine months of 2009 from 4.5% in the first nine months of 2008 due to decreased promotional activities in certain of our Burger King markets.

General and administrative expenses decreased $0.9 million in the first nine months of 2009 to $38.7 million and, as a percentage of total restaurant sales, was 6.4% in both the first nine months of 2009 and 2008. Before an increase in performance-based bonus expense of $3.9 million, all other general and administrative expenses were reduced by $4.8 million compared to the first nine months of 2008 due substantially from cost reduction initiatives implemented in late 2008.

Segment EBITDA. As a result of the factors above, Segment EBITDA for our Pollo Tropical restaurants increased to $19.5 million in the first nine months of 2009 from $18.0 million in the first nine months of 2008. Segment EBITDA for our Taco Cabana restaurants increased to $22.9 million in the first nine months of 2009 from $19.7 million in the first nine months of 2008. Segment EBITDA for our Burger King restaurants increased to $24.9 million in the first nine months of 2009 from $22.5 million in the first nine months of 2008.

Depreciation and Amortization and Impairment and Other Lease Charges. Depreciation and amortization expense was $23.8 million in the first nine months of 2009 compared to $24.2 million in the first nine months of 2008 due to lower depreciation expense pertaining to our Burger King restaurants. Impairment and other lease charges were $0.4 million in the first nine months of 2009 due to lease related charges of $0.3 million associated with the closure of a Pollo Tropical restaurant in Florida in the first quarter of 2009. Impairment and other lease charges were $0.2 million in the first nine months of 2008.

Interest Expense. Total interest expense decreased $6.5 million to $14.9 million in the first nine months of 2009 from $21.4 million in the first nine months of 2008 due to a reduction in our total outstanding indebtedness of $70.3 million since the end of the first nine months of 2008 and lower effective interest rates on our LIBOR based borrowings under our senior credit facility. The weighted average interest rate on our long-term debt, excluding lease financing obligations, for the first nine months of 2009 decreased to 5.9% from 7.0% in the first nine months of 2008. Interest expense on lease financing obligations decreased to $0.9 million in the first nine months of 2009 compared to $3.8 million in the first nine months of 2008 due to a reduction in lease financing obligations of $35.6 million since the end of first nine months of 2008.

Provision for Income Taxes. The provision for income taxes for the first nine months of 2009 was derived using an estimated effective annual income tax rate for all of 2009 of 37.3%, which excludes discrete tax adjustments. Discrete tax adjustments reduced the provision for income taxes in the first nine months of 2009 by $187,000. The provision for income taxes for the first nine months of 2008 was derived using an estimated effective annual income tax rate for 2008 of 37.2%, which excludes discrete tax adjustments. Discrete tax adjustments reduced the provision for income taxes by $97,000 in the first nine months of 2008.

Net Income. As a result of the foregoing, net income was $17.7 million in the first nine months of 2009 compared to $8.4 million in the first nine months of 2008.

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

Operating Activities. Net cash provided from operating activities for the nine months ended September 30, 2009 was $46.9 million and resulted primarily from net income of $17.7 million, adjusted for non-cash items including depreciation and amortization expense of $23.8 million and cash provided by changes in other operating assets and liabilities of $5.0 million. Net cash provided from operating activities for the nine months ended September 30, 2008 was $29.2 million resulting primarily from net income of $8.4 million, adjusted for non-cash items including depreciation and amortization expense of $24.2 million and cash used by changes in other operating assets and liabilities of $5.5 million.

Investing Activities. Net cash used for investing activities in the nine months ended September 30, 2009 and 2008 was $24.9 million and $41.9 million, respectively. Capital expenditures are the largest component of our investing activities and include: (1) new restaurant development which may include the purchase of real estate; (2) restaurant remodeling, which includes the renovation of the interior and exterior of our existing restaurants, including expenditures associated with Burger King franchise renewals; (3) other restaurant capital expenditures, which include capital maintenance expenditures for the ongoing reinvestment and enhancement of our restaurants; and (4) corporate and restaurant information systems, including expenditures in 2009 and 2008 for new point-of-sale systems for all of our Pollo Tropical and Taco Cabana restaurants, respectively.

The following table sets forth our capital expenditures for the nine months ended September 30, 2009 and 2008 (in thousands):

	Pollo	Taco	Burger
	Tropical	Cabana	King	Other	Consolidated
Nine months ended September 30, 2009:
New restaurant development	$672	$6,201	$1,014	$—	$7,887
Restaurant remodeling	364	1,414	8,295	—	10,073
Other restaurant capital expenditures (1)	865	1,888	5,614	—	8,367
Corporate and restaurant information systems	—	—	—	3,624	3,624

Total capital expenditures	$1,901	$9,503	$14,923	$3,624	$29,951

Number of new restaurant openings (2)	1	3	1		5
Nine months ended September 30, 2008:
New restaurant development	$9,908	$13,946	$2,610	$—	$26,464
Restaurant remodeling	3,275	340	6,007	—	9,622
Other restaurant capital expenditures (1)	1,881	2,074	2,948	—	6,903
Corporate and restaurant information systems	—	—	—	5,835	5,835

Total capital expenditures	$15,064	$16,360	$11,565	$5,835	$48,824

Number of new restaurant openings (2)	5	7	2		14

1)	Excludes restaurant repair and maintenance expenses included in other restaurant operating expenses in our consolidated financial statements. For the nine months ended September 30, 2009 and 2008, total restaurant repair and maintenance expenses were approximately $12.7 million and $14.6 million, respectively.
2)	Includes Burger King restaurants which were relocated in the same market area under a new franchise agreement.

In 2009, we currently anticipate that total capital expenditures will range from $37 million to $39 million, although the actual amount of capital expenditures may differ from these estimates. These expenditures are expected to include approximately $9 million to $10 million for the development of new restaurants and purchase of related real estate. As of September 30, 2009 we have opened one new Pollo Tropical restaurant, three new Taco Cabana restaurants and one new Burger King restaurant, which was a relocation of the restaurant within its existing market area. Additional development in 2009 will consist of opening one additional new Taco Cabana restaurant in the fourth quarter. Capital expenditures in 2009 are expected to also include approximately $20 million to $21 million for the ongoing reinvestment in our restaurants for remodeling costs and capital maintenance expenditures, approximately $3 million related to the replacement and upgrade of point-of-sale systems at our Pollo Tropical restaurants and approximately $4 million for the installation of new broilers at our Burger King restaurants.

In 2010, we currently anticipate opening five to eight new Hispanic Brand restaurants and two new Burger King restaurants, both of which will be relocations of the restaurants within their existing market areas.

Investing activities also include sale-leaseback transactions related to our restaurant properties, the proceeds from which were $5.5 million and $6.8 million in the nine months ended September 30, 2009 and 2008, respectively. In the nine months ended September 30, 2009 we also sold two non-operating restaurant properties for net proceeds of $0.8 million. The net proceeds from these sales were used to reduce outstanding borrowings under our senior credit facility. We also acquired two properties for future sale-leaseback transactions for $1.3 million in the nine months ended September 30, 2009.

Financing Activities. Net cash used for financing activities in the first nine months of 2009 was $22.1 million and included net repayments of revolving credit borrowings of $14.9 million and scheduled term loan principal repayments of $6.0 million. In 2009, we settled $1.9 million of lease financing obligations which included a purchase from a lessor of one restaurant property previously subject to a lease financing obligation for $1.1 million and the settlement of the lease financing obligation recorded in the second quarter of 2009 for $0.8 million. Net cash provided from financing activities in the first nine months of 2008 was $8.3 million and included net borrowings from our revolving credit facility of $17.2 million. During the nine months ended September 30, 2008 we also acquired six restaurant properties for $5.5 million that were previously accounted for as lease financing obligations and purchased $2.0 million of our outstanding Notes for $1.8 million in open market transactions.

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

Both term loan and revolving credit borrowings under the senior credit facility bear interest at a per annum rate, at our option, of either:

1) the applicable margin percentage ranging from 0% to 0.25% based on our senior leverage ratio (as defined in the senior credit facility) plus the greater of (i) the prime rate or (ii) the federal funds rate for that day plus 0.5%; or

2) Adjusted LIBOR plus the applicable margin percentage in effect ranging from 1.0% to 1.5% based on our senior leverage ratio. At September 27, 2009 the LIBOR margin percentage was 1.0%.

At September 27, 2009, outstanding term loan borrowings under the senior credit facility were $111.0 million with the remaining balance due and payable as follows:

1) seven quarterly installments of $3.0 million; beginning on September 30, 2009;

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

In general, obligations under the senior credit facility are guaranteed by us and all of Carrols’ material subsidiaries and are collateralized by a pledge of Carrols’ common stock and the stock of each of Carrols’ material subsidiaries. The senior credit facility contains certain covenants, including, without limitation, those limiting our ability to incur indebtedness, incur liens, sell or acquire assets or businesses, change the nature of our business, engage in transactions with related parties, make certain investments or pay dividends. In addition, we are required to meet certain financial ratios, including fixed charge coverage, senior leverage, and total leverage ratios (all as defined under the senior credit facility). We were in compliance as of September 30, 2009 with the covenants in the senior credit facility. At September 30, 2009, Carrols fixed charge coverage ratio was 1.51 to 1.00 compared to the minimum required fixed charge ratio of 1.20 to 1.00, Carrols senior leverage ratio was 1.41 to 1.00 compared to the allowed senior leverage ratio of 2.25 to 1.00, and Carrols total leverage ratio was 3.24 to 1.00 compared to the allowed total leverage ratio of 4.50 to 1.00.

Notes. On December 15, 2004 Carrols issued $180.0 million of Notes which bear interest at a rate of 9% payable semi-annually on January 15 and July 15 and mature on January 15, 2013. During 2008, Carrols repurchased and retired $15.0 million principal amount of the Notes in open market transactions for $10.4 million resulting in a gain on extinguishment of debt of $4.4 million, net of a $0.3 million write-off of deferred financing costs. The Notes are redeemable at the option of Carrols in whole or in part at a price of 104.5% of the principal amount if redeemed before January 15, 2010, 102.25% of the principal amount if redeemed after January 15, 2010 but before January 15, 2011 and at 100% of the principal amount after January 15, 2011.

The Notes are unsecured and guaranteed by Carrols’ material subsidiaries. Restrictive covenants under the Notes include limitations with respect to, among other things, Carrols’ and its material subsidiaries’ ability to incur additional debt, incur liens, sell or acquire assets or businesses, pay dividends and make certain investments. The Indenture governing the Notes contains customary default provisions as provided therein, including without limitation, a cross default provision pursuant to which it is an event of default under the Notes and the Indenture if there is a default under any indebtedness of Carrols having an outstanding principal amount of $20 million or more (which would include the senior credit facility) if such default results in the acceleration of such indebtedness prior to its stated maturity or is caused by a failure to pay principal when due. Carrols was in compliance as of September 30, 2009 with the restrictive covenants in the Indenture governing the Notes.

Indebtedness. At September 30, 2009, we had total debt outstanding of $291.2 million comprised of $165.0 million of Notes, term loan borrowings of $111.0 million under the senior credit facility, borrowings of $3.1 million under the revolving credit facility, lease financing obligations of $10.9 million and capital lease obligations of $1.2 million. After reserving $14.3 million for letters of credit guaranteed by our senior credit facility, $47.6 million was available for borrowings under the revolving credit facility at September 27, 2009.

Contractual Obligations

A table of our contractual obligations as of December 31, 2008 was included in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2008. There have been no significant changes to our contractual obligations during the nine months ended September 30, 2009.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements other than our operating leases, which are primarily for our restaurant properties and are not recorded on our consolidated balance sheet.

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

Revenue recognition at our company-owned and operated restaurants is straightforward as customers pay for products at the time of sale and inventory turns over very quickly. Payments to vendors for products sold in the restaurants are generally settled within 30 days. The revenue reporting process is covered by our system of internal controls and generally does not require significant management estimates and judgments. However, critical accounting estimates and judgments, as noted below, are inherent in the assessment and recording of accrued occupancy costs, insurance liabilities, legal obligations, income taxes, the valuation of goodwill and intangible assets for impairment, assessing impairment of long-lived assets and lease accounting matters. While we apply our judgment based on assumptions believed to be reasonable under the circumstances, actual results could vary from these assumptions. It is possible that materially different amounts would be reported using different assumptions.

Accrued occupancy costs. We make estimates of accrued occupancy costs pertaining to closed restaurant locations on an ongoing basis. These estimates require assessment and continuous evaluation of a number of factors such as the remaining contractual period under our lease obligations, the amount of sublease income we are able to realize on a particular property and estimates of other costs such as property taxes. Differences between actual future events and prior estimates could result in adjustments to these accrued costs. At September 30, 2009 we had six non-operating restaurant properties.

Insurance liabilities. We are insured for workers’ compensation, general liability and medical insurance claims under policies where we pay all claims, subject to annual stop-loss limitations both for individual claims and claims in the aggregate. At September 30, 2009, we had $8.5 million accrued for these insurance claims. We record insurance liabilities based on historical and industry trends, which are continually monitored, and adjust accruals as warranted by changing circumstances. Since there are many estimates and assumptions involved in recording these insurance liabilities, including the ability to estimate the future development of incurred claims based on historical trends, differences between actual future events and prior estimates and assumptions could result in adjustments to these liabilities.

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

Evaluation of Goodwill. We must evaluate our recorded goodwill for impairment on an ongoing basis. We have elected to conduct our annual impairment review of goodwill assets at December 31. Our review at December 31, 2008 indicated there has been no impairment as of that date. In performing the goodwill impairment test, we compare the net book values of our reporting units to their estimated fair values. In determining the estimated fair values of the reporting units, we employ a combination of a discounted cash flow analysis and a market-based approach. The results of these analyses are corroborated with other value indicators where available, such as comparable company earnings multiples and research analyst estimates. This annual evaluation of goodwill requires us to make estimates and assumptions to determine the fair value of our reporting units including projections regarding future operating results of each restaurant over its remaining lease term and market values. These estimates may differ from actual future events and if these estimates or related projections change in the future, we may be required to record impairment charges for these assets.

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

We also must evaluate sales of our restaurants which occur in sale-leaseback transactions to determine the proper accounting for the proceeds of such sales either as a sale or a financing. This evaluation requires certain judgments in determining whether or not clauses in the lease or any related agreements constitute continuing involvement. These judgments must also consider various accounting interpretations. For those sale-leasebacks that are accounted for as financing transactions, we must estimate our incremental borrowing rate, or another rate in cases where the incremental borrowing rate is not appropriate to utilize, for purposes of determining interest expense and the resulting amortization of the lease financing obligation. Changes in the determination of our incremental borrowing rate or other rates utilized in connection with the accounting for lease financing transactions could have a significant effect on interest expense and underlying balance of the lease financing obligations.

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

Stock-based Compensation. Stock-based compensation is estimated for equity awards at fair value at the grant date. We determine the fair value of equity awards using the Black-Scholes model which requires the use of certain assumptions. The assumptions include the risk-free rate of interest, expected dividend yield, expected volatility and the expected life of the award. The risk-free rate of interest is based on the zero coupon U.S. Treasury rate appropriate for the expected term of the award. There are no dividend payments assumed as we do not currently plan to pay dividends on our common stock. Expected stock price volatility is based on the implied volatility of a peer group that had actively traded stock during the period immediately preceding the share-based award grant as we currently do not have sufficient historical stock price data for our stock. This period is equal in length to the award’s expected term. Compensation expense is recognized only for those options expected to vest, with forfeitures estimated based on our historical experience and future expectations.

Effects of New Accounting Standards

In June 2009, the FASB approved ASU 2009-01, the FASB Accounting Standards Codification (the “ASC”) as the single source of authoritative nongovernmental generally accepted accounting principles (“GAAP”). All existing accounting standard documents, such as FASB, American Institute of Certified Public Accountants, Emerging Issues Task Force and other related literature, excluding guidance from the Securities and Exchange Commission (“SEC”), have been superseded by the ASC. All other non-grandfathered, non-SEC accounting literature not included in the ASC has become nonauthoritative. The ASC did not change GAAP, but instead introduced a new structure that combines all authoritative standards into a comprehensive, topically organized online database. The ASC is effective for interim or annual periods ending after September 15, 2009, and impacts the Company’s financial statements as all future references to authoritative accounting literature will be referenced in accordance with the ASC. There have been no changes to the content of our financial statements or disclosures as a result of implementing the ASC during the quarter ended September 30, 2009.

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R) (“SFAS No. 167”). This statement is a revision to FASB Interpretation No. 46(R), Consolidation of Variable Interest Entities, and changes how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. The statement is effective on January 1, 2010 for companies reporting on a calendar year basis. We are currently evaluating the impact of SFAS No. 167 on our financial statements.

In August 2009, the FASB issued ASU 2009-05, Fair Value Measurements and Disclosures (Topic 820). The purpose of this ASU is to clarify that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using a valuation technique that uses either the quoted price of the identical liability when traded as an asset or quoted prices for similar liabilities or similar liabilities when traded as assets. This guidance is effective upon issuance. This ASU had no impact on our financial statements.

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

ITEM 3—QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There were no material changes from the information presented in Item 7A included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 with respect to the Company’s market risk sensitive instruments.

A 1% change in interest rates would have resulted in an increase or decrease in interest expense of approximately $0.9 million for the nine months ended September 30, 2009.

ITEM 4—CONTROLS AND PROCEDURES

Disclosure Controls and Procedures. Our senior management is responsible for establishing and maintaining disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d–15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Evaluation of Disclosure Controls and Procedures. We have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report, with the participation of our Chief Executive Officer and Chief Financial Officer, as well as other key members of our management. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 27, 2009.

No change occurred in our internal control over financial reporting during the third quarter of 2009 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings

None

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

CARROLS RESTAURANT GROUP, INC.

Date: November 4, 2009	/s/ ALAN VITULI
(Signature) Alan Vituli Chairman of the Board and Chief Executive Officer

Date: November 4, 2009	/s/ PAUL R. FLANDERS
(Signature) Paul R. Flanders Vice President – Chief Financial Officer and Treasurer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CARROLS CORPORATION

Date: November 4, 2009	/s/ ALAN VITULI
(Signature) Alan Vituli Chairman of the Board and Chief Executive Officer

Date: November 4, 2009	/s/ PAUL R. FLANDERS
(Signature) Paul R. Flanders Vice President – Chief Financial Officer and Treasurer