Form 10-K
period 2010-01-03
CARROLS CORP; CARROLS RESTAURANT GROUP, INC.
filed 2010-03-09
CIK 17927, 809248

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 3, 2010

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

CARROLS RESTAURANT GROUP, INC.

(Exact name of Registrant as specified in its charter)

Commission File Number: 001-33174

Delaware	16-1287774
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

968 James Street Syracuse, New York	13203
(Address of principal executive office)	(Zip Code)

Registrant’s telephone number, including area code: (315) 424-0513

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Name on each exchange on which registered:
Common Stock, par value $.01 per share	The NASDAQ Global Market

Securities registered pursuant to Section 12(g) of the Act: None

CARROLS CORPORATION

(Exact name of Registrant as specified in its charter)

Commission File Number: 001-06553

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

Indicate by check mark if either registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.

Carrols Restaurant Group, Inc.	Yes ☐ No ☒
Carrols Corporation	Yes ☒ No ☐

Indicate by check mark whether either of the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrants’ knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrants are large accelerated filers, accelerated filers, non-accelerated filers or smaller reporting companies. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act, (Check one):

Carrols Restaurant Group, Inc.

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☐

Carrols Corporation

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☐

Indicate by check mark whether either of the registrants are shell companies (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐     No  ☒

As of February 26, 2010, Carrols Restaurant Group, Inc. had 21,614,691 shares of its common stock, $.01 par value, outstanding. The aggregate market value of the common stock held by non-affiliates as of June 28, 2009 of Carrols Restaurant Group, Inc. was $80,258,700. As of February 26, 2010, all outstanding equity securities of Carrols Corporation, which consisted of 10 shares of its common stock, were owned by Carrols Restaurant Group, Inc.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for Carrols Restaurant Group, Inc.’s 2010 Annual Meeting of Stockholders, which is expected to be filed pursuant to Regulation 14A no later than 120 days after conclusion of Carrols Restaurant Group, Inc.’s fiscal year ended January 3, 2010, are incorporated by reference into Part III of this report.

CARROLS RESTAURANT GROUP, INC.

FORM 10-K

YEAR ENDED JANUARY 3, 2010

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

We use a 52 or 53 week fiscal year ending on the Sunday closest to December 31. For convenience, all references herein to the fiscal years ended January 1, 2006, December 31, 2006, December 30, 2007, December 28, 2008 and January 3, 2010 will hereinafter be referred to as the fiscal years ended December 31, 2005, 2006, 2007, 2008 and 2009 respectively. Our fiscal year ended December 31, 2009 contained 53 weeks. Our fiscal years ended December 31, 2005, 2006, 2007 and 2008 each contained 52 weeks.

We use the terms “Segment EBITDA” and “Segment EBITDA margin” in our 2009 Annual Report on Form 10-K because they are financial indicators that are reported to the chief operating decision maker for purposes of allocating resources to our segments and assessing their performance. Segment EBITDA (earnings attributable to the applicable segment before interest, income taxes, depreciation and amortization, impairment and other lease charges, stock-based compensation expense, other income and expense and gains and losses on extinguishment of debt) may not be necessarily comparable to other similarly titled captions of other companies due to differences in methods of calculation. The calculation of Segment EBITDA for our Burger King restaurants includes general and administrative expenses related directly to our Burger King segment, as well as the expenses associated with administrative support for all three of our segments including executive management, information systems and certain accounting, legal and other administrative functions. Segment EBITDA margin means Segment EBITDA as a percentage of the total revenues of the applicable segment. We consider our Pollo Tropical restaurants, Taco Cabana restaurants and Burger King restaurants to each constitute a separate segment at the brand level. See Note 12 to the accompanying consolidated financial statements.

In this Annual Report on Form 10-K, we refer to information, forecasts and statistics regarding the restaurant industry. Unless otherwise indicated, all restaurant industry data in this Annual Report on Form 10-K refers to the U.S. restaurant industry and is taken from or based upon the Technomic Information Services (Technomic) report entitled “2009 Technomic Top 500 Chain Restaurant Report.” In this Annual Report on Form 10-K we also refer to information, forecasts and statistics from the U.S. Census Bureau and the U.S. Bureau of Labor Statistics and regarding BKC, as defined below. Unless otherwise indicated, information regarding BKC in this Annual Report on Form 10-K has been made publicly available by BKC. Any reference to BKC in this Annual Report on Form 10-K refers to Burger King Holdings, Inc. (NYSE: BKC) and its wholly-owned subsidiaries, including Burger King Corporation. We believe that all of these sources are reliable, but we have not independently verified any of this information and cannot guarantee its accuracy or completeness. The information, forecasts and statistics we have used from Technomic may reflect rounding adjustments.

Forward-Looking Statements

This 2009 Annual Report on Form 10-K contains statements which constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Statements that are predictive in nature or that depend upon or refer to future events or conditions are forward-looking statements. These statements are often identified by the words “may,” “might,” “will,” “should,” “anticipate,” “believe,” “expect,” “intend,” “estimate,” “hope” or similar expressions. In addition, expressions of our strategies, intentions or plans are also forward looking statements. These statements reflect management’s current views with respect to future events and are subject to risks and uncertainties, both known and unknown. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their date. There are important factors that could cause actual results to differ materially from those in forward-looking statements, many of which are beyond our control. Investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements. We have identified significant factors that could cause actual results to differ materially from those stated or implied in the forward-looking statements. For more information, please see Item 1A—Risk Factors. We believe important factors that could cause actual results to differ materially from our expectations include the following, in addition to other risks and uncertainties discussed herein:

•	Competitive conditions;

•	Regulatory factors;

•	Environmental conditions and regulations;

•	General economic conditions, particularly in the retail sector;

•	Weather conditions;

•	Increases in commodity costs;

•	Fuel prices;

•	Significant disruptions in service or supply by any of our suppliers or distributors;

•	Changes in consumer perception of dietary health and food safety;

•	Labor and employment benefit costs;

•	The outcome of pending or future legal claims or proceedings;

•	Our ability to manage our growth and successfully implement our business strategy;

•	The risks associated with the expansion of our business;

•	Our ability to integrate any businesses we acquire;

•	Our borrowing costs and credit ratings, which may be influenced by the credit ratings of our competitors;

•	The availability and terms of necessary or desirable financing or refinancing and other related risks and uncertainties;

•	The risk of an act of terrorism or escalation of any insurrection or armed conflict involving the United States or any other national or international calamity;

•

Factors that affect the restaurant industry generally, including recalls if products become adulterated or misbranded, liability if product consumption causes injury, ingredient disclosure and labeling laws and regulations, reports of cases of “mad cow” disease and avian flu, and the possibility that consumers could lose confidence in the safety and quality of certain food products, as well as negative publicity regarding food quality, illness, injury or other health concerns; and

•	Other factors discussed under Item 1A—“Risk Factors” and elsewhere herein.

ITEM 1.	BUSINESS

Overview

Our Company

We are one of the largest restaurant companies in the United States operating three restaurant brands in the quick-casual and quick-service restaurant segments with 559 restaurants located in 17 states as of December 31, 2009. We own and operate two Hispanic restaurant brands, Pollo Tropical® and Taco Cabana® (together referred to as our Hispanic Brands), which we acquired in 1998 and 2000, respectively. We are also the largest Burger King® franchisee, based on the number of restaurants, and have operated Burger King restaurants since 1976. As of December 31, 2009, our company-owned restaurants included 91 Pollo Tropical restaurants and 156 Taco Cabana restaurants, and we operated 312 Burger King restaurants under franchise agreements. We also franchise our Hispanic Brand restaurants with 32 franchised restaurants located in Puerto Rico, Ecuador, Honduras, the Bahamas and the United States as of December 31, 2009. We believe that the diversification and strength of our restaurant brands as well as the geographic dispersion of our restaurants provide us with stability and enhanced growth opportunities. For the year ended December 31, 2009, we had total revenues of $816.1 million and net income of $21.8 million.

On December 20, 2006, we and certain selling stockholders completed an initial public offering (the “IPO”) of our common stock. In connection with the IPO, our common stock was approved for listing on The NASDAQ Global Market and began trading on December 15, 2006 under the symbol “TAST”.

Hispanic Brands. Our Hispanic Brands operate in the quick-casual restaurant segment, combining the convenience and value of quick-service restaurants with the menu variety, use of fresh ingredients and food quality more typical of casual dining restaurants. For the year ended December 31, 2009, our company-owned Pollo Tropical and Taco Cabana restaurants generated average annual sales per restaurant (on a 52 week basis) of $1,911,000 and $1,607,000, respectively, which we believe are among the highest in the quick-casual and quick-service segments. For the year ended December 31, 2009, aggregate revenues for our Hispanic Brands were $432.1 million, which represented 52.9% of our total consolidated revenues.

Pollo Tropical: Our Pollo Tropical restaurants are known for their fresh grilled chicken marinated in our own blend of tropical fruit juices and spices. Our menu also features other items including roast pork, Caribbean fajitas, sandwiches, wraps, grilled ribs offered with a selection of sauces and Caribbean style “made from scratch” side dishes and salads. Most menu items are made fresh daily in each of our Pollo Tropical restaurants, which feature open display cooking that enables customers to observe the preparation of menu items, including chicken grilled on large, open-flame grills. Pollo Tropical opened its first restaurant in 1988 in Miami. As of December 31, 2009, we owned and operated a total of 91 Pollo Tropical restaurants, of which 85 were located in Florida, four were located in New Jersey and one each was located in New York and Connecticut. For the year ended December 31, 2009, the average sales transaction at our company-owned Pollo Tropical restaurants was $9.67 reflecting, in part, strong dinner traffic, with dinner sales representing the largest sales day-part. For the year ended December 31, 2009, our Pollo Tropical brand generated total revenues of $177.8 million.

Taco Cabana: Our Taco Cabana restaurants serve fresh Tex-Mex and traditional Mexican style food, including sizzling fajitas, quesadillas, enchiladas, burritos, tacos, other Tex-Mex dishes, fresh-made flour tortillas, frozen margaritas and beer. Most menu items are made fresh daily in each of our Taco Cabana restaurants, which feature open display cooking that enables customers to observe the preparation of menu items, including fajitas cooking on a grill and a machine making fresh tortillas. A majority of our Taco Cabana restaurants are open 24 hours a day, generating customer traffic and restaurant sales across multiple day-parts by offering a convenient and quality experience to our customers. Taco Cabana pioneered the Mexican patio café concept with its first restaurant in San Antonio, Texas in 1978. As of December 31, 2009, we owned and operated 156 Taco Cabana restaurants located in Texas, Oklahoma and New Mexico, of which 150 were located in Texas. For the year ended December 31, 2009, the average sales transaction at our company-owned Taco Cabana restaurants was $7.87 with dinner sales representing the largest sales day-part. For the year ended December 31, 2009, our Taco Cabana brand generated total revenues of $254.3 million.

Burger King. Burger King is the second largest hamburger restaurant chain in the world (as measured by the number of restaurants and system-wide sales) and we are the largest franchisee in the Burger King system, based on number of restaurants. Burger King restaurants are part of the quick-service restaurant segment which is the largest of the five major segments of the U.S. restaurant industry based on 2008 sales. Burger King restaurants feature the popular flame-broiled Whopper® sandwich, as well as a variety of hamburgers and other sandwiches, fries, salads, breakfast items and other offerings. According to BKC, historically it has spent between 4% and 5% of its annual system sales on marketing, advertising and promotion to sustain and increase its high brand awareness. We benefit from BKC’s marketing initiatives as well as its development and introduction of new menu items. As of December 31, 2009, we operated 312 Burger King restaurants located in 12 Northeastern, Midwestern and Southeastern states. For the year ended December 31, 2009, the average sales transaction at our Burger King restaurants was $5.56. For the year ended December 31, 2009, our Burger King restaurants generated total revenues of $384.0 million.

Corporate Information. Carrols Restaurant Group is a Delaware Corporation, incorporated in 1986. Carrols Restaurant Group conducts all of its operations through its direct and indirect subsidiaries and has no assets other than the shares of Carrols, its direct wholly-owned subsidiary. Prior to November 21, 2006 we were known as Carrols Holdings Corporation. On November 21, 2006, we amended our certificate of incorporation to change our name to Carrols Restaurant Group, Inc.

Industry

The Restaurant Market

According to Technomic, in 2008 total restaurant industry revenues in the United States were approximately $366 billion, an increase of 0.4% over 2007. Sales in the overall U.S. restaurant industry are projected by Technomic to increase at a compound annual growth rate of 3.3% from 2009 through 2013.

Quick-Casual Restaurants

Our Hispanic Brands operate in the quick-casual restaurant segment, combining the convenience of quick-service restaurants with the menu variety, use of fresh ingredients and food quality more typical of casual dining. We believe that the quick-casual restaurant segment is one of the fastest growing segments of the restaurant industry. According to Technomic, 2008 sales growth for quick-casual chains in the Technomic Top 500 restaurant chains was 10.8% as compared to 3.4% for the overall Top 500 restaurant chains collectively.

Quick-casual restaurants are primarily distinguished by the following characteristics:

•

Quick-service or self-service format. Meals are purchased prior to receiving food. In some cases, payment may be made at a separate station from where the order was placed. Also, servers may bring orders to the customer’s table.

•

Check averages between $7 and $10. Technomic reports that the average check at quick-casual restaurants in 2008 ranged between $7 and $10, which was higher than the average check at traditional quick-service restaurants.

•	Food prepared to order. We believe that in quick-casual concepts, customization of orders and open display cooking is common.

•	Fresh ingredients. Many concepts use the word “fresh” in their concept positioning and feature descriptive menus highlighting these fresh ingredients.

•	Broader range of menu offerings. Typically quick-casual concepts provide greater variety and diversity in their menu offerings relative to traditional quick-service restaurants.

•	Enhanced decor. Wooden tables, upholstered seating and track lighting are some of the design features commonly found in quick-casual establishments.

We believe that our Hispanic Brands are positioned to benefit from growing consumer demand for quick-casual restaurants because of food quality, value, differentiation of flavors and the increasing acceptance of ethnic foods. We also believe that our Hispanic Brands will benefit from two significant demographic factors: the expected long-term population growth rates in regions in which our restaurants are currently located and the expected rate of growth of the Hispanic population in the United States, both as projected by the U.S. Census Bureau in its 2001 Statistical Abstract of the United States.

Our Burger King restaurants are part of the quick-service restaurant segment that Technomic indicates is the largest of the five major segments of the U.S. restaurant chain industry. Technomic identifies eleven major types of restaurants comprising the quick-service segment: Hamburger, Pizza, Chicken, Other Sandwich, Mexican, Frozen Desserts, Donut, Beverage, Cafeteria/Buffet, Family Steak and Bakery Cafe. According to Technomic, the quick-service restaurant industry in 2008 were divided by menu category as follows (percentages are based on total industry sales for the quick-service segment):

According to Technomic, sales at all quick-service restaurants in the United States increased 3.2% in 2008 and were $193.3 billion, representing 52.9% of total U.S. restaurant industry sales. Sales in this segment are projected by Technomic to increase at a compound annual growth rate of 4.2% from 2008 through 2013.

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

Our Burger King restaurants operate in the hamburger segment of the quick-service restaurant segment. The hamburger segment of the quick-service restaurant segment in the United States, which increased 4.1% in 2008 and generated $64.1 billion in sales, is the largest segment of the quick-service restaurant segment in the United States, according to Technomic.

We believe that the quick-service and quick-casual restaurant segments meet consumers’ desire for a convenient, reasonably priced restaurant experience. In addition, we believe that the consumers’ need for meals prepared outside of the home, including takeout, has increased significantly over historical levels as a result of the number of working women and single parent families.

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

•

broad consumer appeal that attracts both the growing Hispanic consumer base and non-Hispanic consumers in search of new and ethnic flavor profiles, grilled rather than fried entree choices and varied product offerings at competitive prices in an appealing atmosphere;

•

our Hispanic Brands consist substantially of company-owned restaurants which give us the ability to control the consistency and quality of the customer experience and the strategic growth of our restaurant operations compared to competing brands that focus on franchising;

•

high market penetration of company-owned restaurants in our core markets that provides operating and marketing efficiencies, convenience for our customers and the ability to effectively manage and enhance brand awareness;

•	well positioned to continue to benefit from the projected long-term population growth in Florida and Texas;

•	established infrastructure at our Hispanic Brands to manage operations and develop and introduce new menu offerings, positioning us to build customer frequency and broaden our customer base; and

•	well positioned to continue to capitalize on the home meal replacement trend.

Our Large Number of Company-Owned Restaurants Enable us to Control our Hispanic Brands. As of December 31, 2009, our Hispanic Brands were comprised of 247 company-owned and 32 franchised restaurants, of which only seven of these franchised restaurants were located in the United States. Our Hispanic Brand restaurants in the United States are primarily company-owned and we therefore exercise control over the day-to-day operations of our restaurants unlike many of our competitors that have multiple franchisees operating as a single brand. Consequently, our success does not depend on our control of our franchisees, or support by them of our marketing programs, new product offerings, strategic initiatives or new restaurant development strategies. In addition, because our Hispanic Brand restaurants are primarily company-owned, we believe we are better able to provide customers a more consistent experience relative to competing brands that utilize franchisee-operated restaurants.

Strong Restaurant Level Economics and Operating Metrics for our Hispanic Brands. We believe that we benefit from attractive restaurant level economics and operating profitability for our Hispanic Brands. We believe that the average annual sales (on a 52 week basis) at our company-owned Hispanic Brand restaurants of $1,911,000 for our Pollo Tropical restaurants and $1,607,000 for our Taco Cabana restaurants are among the highest in the quick-casual and quick-service segments. As a percentage of total Pollo Tropical revenues, for the year ended December 31, 2009 our Pollo Tropical restaurants generated a Segment EBITDA margin of 14.7%, which included general and administrative expenses of 5.8%. As a percentage of total Taco Cabana revenues, for the year ended December 31, 2009 our Taco Cabana restaurants generated a Segment EBITDA margin of 12.2%, which included general and administrative expenses of 4.5%. We believe that the average annual sales at our company-owned Hispanic Brand restaurants and the operating margins of our Hispanic Brands generate unit economics and returns on invested capital which will enable us to sustain new unit growth.

Well Positioned to Capitalize on Long-Term Population Growth in Markets Served by Our Hispanic Brands. We expect sales from our Hispanic Brand restaurants in Florida and Texas to benefit from the projected long-term overall population growth in these markets, which is projected by the U.S. Census Bureau to grow at a faster rate than the national average. According to the U.S. Census Bureau, the U.S. population is forecasted to grow by 8.7% from 2010 to 2020 and the population in Florida and Texas is forecasted to grow by 21.6% and 16.2%, respectively, during that same period.

Well Positioned to Continue to Capitalize on the Growth of the Hispanic Population in the United States. We expect sales from our Hispanic Brand restaurants to benefit from the population growth of the U.S. Hispanic population which is projected by the U.S. Census Bureau to grow at a faster rate than the national average. The U.S. Census Bureau forecasts that the growth of the Hispanic population is expected to outpace overall population growth and increase from 16.0% of the total U.S. population in 2010 to 23.0% by 2030.

Largest Burger King Franchisee. We are Burger King’s largest franchisee and are well positioned to leverage the scale and marketing of one of the most recognized brands in the restaurant industry. The size of our Burger King business has contributed significantly to our large aggregate restaurant base, enabling us to enhance operating efficiencies and realize benefits across all three of our brands from economies of scale with respect to our management team and management information and operating systems. In addition, our Burger King business has and is expected to continue to significantly contribute to our consolidated operating cash flows.

Infrastructure in Place for Growth. We believe that our operating disciplines, seasoned management team, including real estate professionals responsible for site selection, and marketing and product development capabilities, supported by our corporate and restaurant management information systems and comprehensive training and development programs, will support significant expansion. We expect to leverage our significant investment in corporate infrastructure as we grow our business.

Experienced Management Team. We believe that our senior management team’s extensive experience in the restaurant industry and its long and successful history of developing, acquiring, integrating and operating quick-service and quick-casual restaurants, provide us with a competitive advantage.

Business Strategy

Our primary business strategy is as follows:

•

Increase Comparable Restaurant Sales. Our strategy is to grow sales in our existing restaurants by continuing to develop new menu offerings and enhance the effectiveness of our advertising and promotional programs for our Hispanic Brands, further capitalize on attractive industry and demographic trends and enhance the quality of the customer experience at our restaurants. We also believe that our Burger King restaurants are well positioned to benefit from BKC’s continued initiatives with respect to the Burger King brand.

•

Improve Income from Operations and Leverage Existing Infrastructure. We believe that our long-term development of new company-owned Hispanic Brand restaurants, combined with our strategy to increase sales at our existing Hispanic Brand restaurants, will increase revenues generated by our

Hispanic Brands as a percentage of our consolidated revenues and position us to improve our overall income from operations. We also believe that our large restaurant base, skilled management team, sophisticated management information and operating systems, and training and development programs support our strategy of enhancing operating efficiencies for our existing restaurants and successfully growing our restaurant base. Our operating systems allow us to effectively manage restaurant labor and food costs, effectively manage our restaurant operations and promote consistent application of operating controls at each of our restaurants. In addition, our size and, in the case of Burger King, the size of the Burger King system, enable us to realize certain benefits from economies of scale, including leveraging our existing infrastructure as we grow.

•

Manage and Utilize Financial Leverage to Maintain an Efficient Capital Structure to Support Future Growth. We intend to continue utilizing financial leverage in an effort to enhance returns to our stockholders. However, in response to the continuing economic downturn we are continuing to balance our use of leverage by significantly reducing our spending on new restaurant development in the near term to allow us to utilize a portion of our free cash flow to reduce our outstanding indebtedness. We believe our operating cash flows will allow us to allocate sufficient capital towards new store development and repayment of our outstanding indebtedness as part of our strategy to support earnings growth, while providing the flexibility to alter our capital allocation depending on changes in market conditions and available expansion opportunities.

•

Develop New Hispanic Brand Restaurants We believe that we have opportunities to develop new Pollo Tropical and Taco Cabana restaurants within Florida and Texas and expand the Pollo Tropical brand into other regions of the United States where the size of the Hispanic population and its influence on the non-Hispanic population provide opportunities for development of additional restaurants. By increasing the number of restaurants we operate in a particular market, we believe that we can increase brand awareness and effectively leverage our field supervision, corporate infrastructure and marketing activities. During the years ended December 31, 2008 and 2009, we opened a net total of seven Pollo Tropical restaurants and nine Taco Cabana restaurants. As a result of the continuing economic downturn and decline in consumer spending, we have reduced the number of Hispanic Brand restaurants being developed in the near term. We currently anticipate opening four to six Hispanic Brand restaurants in 2010.

Our staff of real estate and development professionals is responsible for new restaurant development. Prior to developing a new restaurant, we conduct an extensive site selection and evaluation process that includes in depth demographic, market and financial analyses. By selectively increasing the number of restaurants we operate in a particular market, we believe that we can continue to increase brand awareness and effectively leverage our field supervision, corporate infrastructure and marketing expenditures. Where possible, we intend to continue to utilize real estate leasing as a means of reducing the amount of cash invested in new restaurants. We believe that cash generated from operations, borrowings under our senior credit facility and leasing will enable us to continue to pursue our long-term strategy of new restaurant development.

Overview of Restaurant Concepts

Pollo Tropical Restaurants

Our Pollo Tropical quick-casual restaurants combine freshly-prepared, distinctive menu items and an inviting tropical setting with the convenience and value of quick-service restaurants. Pollo Tropical restaurants offer a unique selection of food items reflecting tropical and Caribbean influences and feature fresh grilled chicken marinated in our own blend of tropical fruit juices and spices. Chicken is grilled in view of customers on large, open-flame grills. Pollo Tropical also features additional menu items such as roast pork, a line of “TropiChops®” (a bowl containing rice, black beans and chicken or pork), sandwiches, wraps and grilled wings and ribs that feature a selection of sauces. We also offer Caribbean style fajitas and feature an array of “made from scratch” side dishes, including black beans and rice, yucatan fries and sweet plantains, as well as more traditional menu items such as french fries, corn and tossed and Caesar salads. We also offer uniquely Hispanic desserts, such as flan and tres leches.

Our Pollo Tropical restaurants typically feature high ceilings, large windows, tropical plants, light colored woods, decorative tiles, a visually distinctive exterior entrance tower, lush landscaping and other signature architectural features, all designed to create an airy, inviting and tropical atmosphere. We design our restaurants to conveniently serve a high volume of customer traffic while retaining an inviting, casual atmosphere.

Our Pollo Tropical restaurants are generally open for lunch, dinner and late night orders seven days per week from 11:00 am to midnight and offer sit-down dining, counter take-out and drive-thru service. Our menu offers a variety of portion sizes to accommodate a single customer, family or large group. Pollo Tropical restaurants also offer catering, with special prices and portions to serve parties in excess of 25 people.

Our Pollo Tropical restaurants typically provide seating for 80 to 100 customers and provide drive-thru service. As of December 31, 2009, substantially all of our company-owned Pollo Tropical restaurants were freestanding buildings. Our typical freestanding Pollo Tropical restaurant ranges between 2,800 and 3,200 square feet.

Taco Cabana Restaurants

Our Taco Cabana quick-casual restaurants combine generous portions of freshly-prepared Tex-Mex and traditional Mexican style food with the convenience and value of quick-service restaurants. The restaurants typically provide interior, semi-enclosed and patio dining areas with a festive Mexican theme. Menu items include flame-grilled beef and chicken fajitas served on sizzling iron skillets, quesadillas, enchiladas, burritos, tacos, fresh flour tortillas, traditional Mexican and American breakfasts, and other Tex-Mex dishes. Our Taco Cabana restaurants also offer a variety of beverage choices, including frozen margaritas and beer. Most of the menu items offered at Taco Cabana are prepared at each restaurant from fresh meat, chicken and produce delivered by suppliers to the restaurant, usually three times each week. Taco Cabana utilizes fresh ingredients and prepares many items “from scratch.” In order to simplify operations and provide a more consistent product, Taco Cabana also uses a number of pre-prepared items.

Our typical freestanding Taco Cabana restaurants average approximately 3,200 square feet (exclusive of the exterior dining area) and provide seating for approximately 80 customers, with additional outside patio seating for approximately 50 customers. As of December 31, 2009, substantially all of our company-owned Taco Cabana restaurants were freestanding buildings. Taco Cabana restaurants are distinctive in appearance, conveying a Mexican theme and permitting easy identification by passing motorists. Our Taco Cabana restaurants feature rounded fronts, as well as Southwest accents such as a clay tile roof, heavy wood beams and a trellis that shades the patio area, and the use of bright colors.

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

Our Taco Cabana restaurants provide the convenience of drive-thru windows as well as the ability for customers to dine-in or take-out. A majority of our Taco Cabana restaurants are open 24 hours a day, although hours of operation are continually evaluated on a market and individual restaurant basis.

Burger King Restaurants

Burger King is the second largest hamburger restaurant chain in the world (as measured by the number of restaurants and system-wide sales). According to BKC, as of December 31, 2009, there were a total of 12,078 Burger King restaurants in 73 countries and U.S. territories, including 7,545 or 62.5% located in the United States and Canada.

“Have It Your Way”® service, flame broiling, generous portions and competitive prices characterize the Burger King system marketing strategy. Our Burger King restaurants feature flame-broiled hamburgers and other sandwiches, the most popular of which is the WHOPPER® sandwich. The WHOPPER is a large, flame-broiled hamburger on a toasted bun garnished with mayonnaise, lettuce, onions, pickles and tomatoes. The basic menu of all Burger King restaurants consists of hamburgers, cheeseburgers, chicken and fish sandwiches, breakfast items, french fries, onion rings, salads, shakes, desserts, soft drinks and other beverages. In addition, promotional menu items are introduced periodically for limited periods. BKC continually seeks to develop new products as it endeavors to enhance the menu and service of Burger King restaurants.

Our Burger King restaurants are typically open seven days per week and generally have minimum operating hours from 6:00 am to midnight on Sunday to Wednesday and 2:00 am on Thursday to Saturday. Burger King restaurants are quick-service restaurants of distinctive design and are generally located in high-traffic areas throughout the United States. We believe that the primary competitive advantages of Burger King restaurants are:

•	significant brand recognition;

•	convenience of location;

•	speed of service;

•	quality; and

•	price.

Burger King restaurants are designed to appeal to a broad spectrum of consumers, with multiple day-part meal segments targeted to different groups of consumers.

Our Burger King restaurants consist of one of several building types with various seating capacities. BKC’s typical freestanding restaurant contains approximately 2,800 to 3,200 square feet with seating capacity for 90 to 100 customers, has drive-thru service windows, and has adjacent parking areas. As of December 31, 2009, 301 of our 312 Burger King restaurants were freestanding. We operate our Burger King restaurants under franchise agreements with BKC. See “—Operations—Burger King Franchise Agreements” and “—Franchise Fees, Royalties and Early Successor Program” below.

Restaurant Economics

Selected restaurant operating data for our three restaurant concepts is as follows:

	Year Ended December 31,
	2007(1)	2008(1)	2009(1)
Pollo Tropical:
Average annual sales per company-owned restaurant (in thousands)	$2,104	$1,988	$1,911
Average sales transaction	$9.47	$9.81	$9.67
Drive-through sales as a percentage of total sales	41.2%	42.4%	43.2%
Day-part sales percentages:
Lunch	46.3%	46.6%	46.6%
Dinner and late night	53.7%	53.4%	53.4%
Taco Cabana:
Average annual sales per company-owned restaurant (in thousands)	$1,656	$1,664	$1,607
Average sales transaction	$7.36	$7.89	$7.87
Drive-through sales as a percentage of total sales	48.7%	49.9%	51.5%
Day-part sales percentages:
Breakfast	16.8%	17.1%	17.2%
Lunch	23.3%	23.3%	23.2%
Dinner	25.9%	25.8%	25.7%
Late night (9 pm to midnight)	13.4%	13.3%	13.1%
Other (2 pm to 5 pm and midnight to 6 am)	20.6%	20.5%	20.8%
Burger King:
Average annual sales per restaurant (in thousands)	$1,176	$1,226	$1,206
Average sales transaction	$5.31	$5.51	$5.56
Drive-through sales as a percentage of total sales	64.5%	64.0%	64.5%
Day-part sales percentages:
Breakfast	14.4%	13.9%	13.1%
Lunch	32.4%	32.1%	32.3%
Dinner	26.8%	27.0%	27.2%
Afternoon and late night.	26.4%	27.0%	27.4%

(1)	2009 was a 53-week fiscal year and 2008 and 2007 were each a 52-week fiscal year. Average annual sales for company owned or operated restaurants are derived by dividing restaurant sales for such year for the applicable segment by the average number of restaurants for the applicable segment for such year. For comparative purposes, the calculation of average annual sales per company-owned restaurant is based on a 52-week year. For purposes of calculating average annual sales per company-owned restaurant for 2009, we have excluded restaurant sales for the extra week in 2009.

Restaurant Capital Costs

The initial cost of equipment, seating, signage and other interior costs of a typical new free-standing Pollo Tropical restaurant currently is approximately $500,000 (excluding the cost of the land, building and site improvements). Generally, in our core Florida market, the cost of land currently ranges from $900,000 to $1,100,000 and the cost of building and site improvements currently range from $900,000 to $1,200,000. In the Northeast or any other potential markets, we believe our new Pollo Tropical restaurants will typically be leased and the cost of building and site improvements could range from $1,000,000 to $1,300,000.

The initial cost of equipment, seating, signage and other interior costs of a typical new Taco Cabana restaurant currently is approximately $455,000 (excluding the cost of the land, building and site improvements). Generally, in our Texas markets, the cost of land currently ranges from $800,000 to $1,100,000 and the cost of building and site improvements currently ranges from $900,000 to $1,000,000.

The initial cost of the franchise fee, equipment, seating, signage and other interior costs of a standard new Burger King restaurant currently is approximately $350,000 (excluding the cost of the land, building and site improvements). In the markets in which we primarily operate, the cost of land generally ranges from $600,000 to $800,000 and the cost of building and site improvements generally ranges from $625,000 to $675,000.

With respect to development of freestanding restaurants, we generally seek to acquire the land to construct the building, and thereafter enter into an arrangement to sell and leaseback the land and building under a long-term lease. Historically, we have been able to acquire and finance many of our locations under such leasing arrangements. Where we are unable to purchase the underlying land, we enter into a long-term lease for the land and fund the construction of the building from cash generated from our operations or with borrowings under our senior credit facility rather than through long-term leasing arrangements. We believe that in certain real estate markets, particularly Florida and the Northeast, an increasing number of our new restaurants likely may be situated on leased land.

The cost of developing and equipping new restaurants can vary significantly and depends on a number of factors, including the local economic conditions and the characteristics of a particular site. Accordingly, the cost of opening new restaurants in the future, including Pollo Tropical restaurants in new markets, may differ substantially from, and may be significantly higher than, both the historical cost of restaurants previously opened and the estimated costs above.

Seasonality

Our business is moderately seasonal due to regional weather conditions. Sales from our Pollo Tropical restaurants (primarily located in south and central Florida) are generally higher during the winter months than during the summer months. Sales from our Taco Cabana restaurants (located in Texas, Oklahoma and New Mexico) and our Burger King restaurants (primarily located in the northern United States) are generally higher during the summer months than during the winter months. Accordingly, we believe this seasonal impact is not material to our business as a whole because of the offsetting seasonality of our multiple concepts.

Restaurant Locations

As of December 31, 2009, we owned and operated 91 Pollo Tropical restaurants, 85 of which were located in Florida and six of which were located in the Northeast. In addition we franchised 28 Pollo Tropical restaurants as of December 31, 2009, comprised of 21 in Puerto Rico, two in Ecuador, one in Honduras, one in the Bahamas and three on college campuses in Florida.

As of December 31, 2009, we owned and operated 156 Taco Cabana restaurants and franchised four Taco Cabana restaurants located in the following states:

	Owned	Franchised	Total
Texas	150	1	151
Oklahoma	4	—	4
New Mexico	2	2	4
Georgia	—	1	1

Total	156	4	160

The following table details the locations of our 312 Burger King restaurants as of December 31, 2009:

State	Total Restaurants
Indiana	5
Kentucky	9
Maine	4
Massachusetts	1
Michigan	24
New Jersey	2
New York	122
North Carolina	35
Ohio	78
Pennsylvania	12
South Carolina	19
Vermont	1

Total	312

Operations

Management Structure

We conduct substantially all of our executive management, finance, marketing and operations support functions from our corporate headquarters in Syracuse, New York, our Pollo Tropical division headquarters in Miami, Florida or our Taco Cabana division headquarters in San Antonio, Texas. The management structure for Pollo Tropical consists of an Executive Vice President, who has over 38 years of experience in the restaurant industry, and two Regional Directors supported by twelve district managers. The management structure of Taco Cabana consists of an Executive Vice President of Operations, who has over 36 years of restaurant experience, and two Regional Vice Presidents, a Regional Director and 22 district managers. Our Burger King operations are overseen by five Regional Directors, four of whom are Vice Presidents, that have an average of over 28 years of Burger King restaurant experience. Forty-four district managers that have an average of over 21 years of restaurant management experience in the Burger King system support the Regional Directors.

For each of our concepts, a district manager is responsible for the direct oversight of the day-to-day operations of an average of approximately seven restaurants. Typically, district managers have previously served as restaurant managers at one of our restaurants. Regional directors, district managers and restaurant managers are compensated with a fixed salary plus an incentive bonus based upon the performance of the restaurants under their supervision. Typically, our restaurants are staffed with hourly employees who are typically supervised by a salaried manager and two or three salaried assistant managers.

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

Management Information Systems

Our management information systems, which we believe are more sophisticated than systems typically utilized by many small quick-casual/quick-service restaurant operators and many other Burger King franchisees, provide us with the ability to efficiently and effectively manage our restaurants and to ensure consistent application of operating controls at our restaurants. Our size also affords us the ability to maintain an in-house staff of information technology and restaurant systems professionals dedicated to continuously enhancing our systems. In addition, these capabilities allow us to integrate newly developed or acquired restaurants and to further leverage our investments in information technology over a larger base of restaurants.

Our restaurants generally employ touch-screen point-of-sale (POS) systems that are designed to facilitate accuracy and speed of order taking. These systems are user-friendly, require limited cashier training and improve speed-of-service through the use of conversational order-taking techniques. The POS systems are integrated with PC-based applications at the restaurant that are designed to facilitate financial and management control of our restaurant operations. In 2008, we enhanced and upgraded our restaurant technology with the installation of new POS systems at our Taco Cabana restaurants and in 2009 we installed similar systems in our Pollo Tropical restaurants.

Our restaurant systems provide daily tracking and reporting of traffic counts, menu item sales, labor and food data, and other key operating information for each restaurant. We communicate electronically with our restaurants on a daily basis, which enables us to collect this information for use in our corporate management systems. Our corporate and divisional administrative headquarters house client/server-based systems that support all of our accounting, operating and reporting systems. We also operate a 24-hour, seven-day help desk at our corporate headquarters that enables us to provide systems and operational support to our restaurant operations as required. Among other things, our restaurant information systems provide us with the ability to:

•	monitor labor utilization and sales trends on a real-time basis at each restaurant, enabling the restaurant manager to effectively manage to our established labor standards on a timely basis;

•	reduce inventory shrinkage using restaurant-level inventory management and centralized standard costing systems;

•	analyze sales and product mix data to help restaurant managers forecast production levels;

•	monitor day-part drive-thru speed of service at each of our restaurants;

•	systematically communicate human resource and payroll data to our administrative offices for efficient centralized management of labor costing and payroll processing;

•	employ centralized control over price, menu and inventory management activities at the restaurant utilizing the remote access capabilities of our systems;

•	take advantage of electronic commerce including our ability to place orders with suppliers and to integrate detailed invoice, receiving and product data with our inventory and accounting systems; and

•	provide analyses, reporting and tools to enable all levels of management to review a wide-range of financial and operational data.

Information from our systems is available daily to the restaurant manager, who is expected to react quickly to trends or situations in their restaurant. Our district managers also receive daily information from all restaurants under their control and have computer access to key operating data on a remote basis using our corporate intranet. Management personnel at all levels, from the restaurant manager through senior management, utilize key restaurant performance indicators.

Site Selection

We believe that the location of our restaurants is a critical component of each restaurant’s success. We evaluate potential new sites on many critical criteria including accessibility, visibility, costs, surrounding traffic patterns, competition and demographic characteristics. Our senior management determines the acceptability of all acquisition prospects and new sites, based upon analyses prepared by our real estate, financial and operations professionals.

Burger King Franchise Agreements

Each of our Burger King restaurants operates under a separate franchise agreement with BKC. Our franchise agreements with BKC generally require, among other things, that all restaurants comply with specified design criteria and operate in a prescribed manner, including utilization of the standard Burger King menu. In addition, our Burger King franchise agreements generally require that our restaurants conform to BKC’s current image and provide for remodeling of our restaurants at the request of BKC during the tenth year of the agreements to conform to such current image, which may require the expenditure of considerable funds. These franchise agreements with BKC generally provide for an initial term of 20 years and currently have an initial franchise fee of $50,000. In the event that we terminate any franchise agreement and close the related BKC restaurant prior to the expiration of its term, we may be required to pay BKC an amount based on the net present value of the royalty stream that would have been realized by BKC had such franchise agreement not been terminated. Any franchise agreement, including renewals, can be extended at our discretion for an additional 20-year term, with BKC’s approval, provided that, among other things, the restaurant meets the current Burger King operating and image standards and the franchisee is not in default under the terms of the franchise agreement. The franchise agreement fee for subsequent renewals is currently $50,000. BKC may terminate any of the franchise agreements if an act of default is committed by us under these agreements and such default is not cured. Defaults under the franchise agreements include, among other things, our failure to operate such Burger King restaurant in accordance with the operating standards and specifications established by BKC (including failure to use equipment, uniforms or decor approved by BKC), our failure to sell products approved or designated by BKC, our failure to pay royalties or advertising and sales promotion contributions as required, our unauthorized sale, transfer or assignment of such franchise agreement or the related restaurant, certain events of bankruptcy or insolvency with respect to us, conduct by us or our employees that has a harmful effect on the Burger King restaurant system, conviction of us or our executive officers for certain indictable offenses, our failure to maintain a responsible credit rating or the acquisition by us of an interest in any other hamburger restaurant business. We are not in default under any of the franchise agreements with BKC.

In order to obtain a successor franchise agreement with BKC, a franchisee is typically required to make capital improvements to the restaurant to bring it up to Burger King’s current image standards. The cost of these improvements may vary widely depending upon the magnitude of the required changes and the degree to which we have made interim improvements to the restaurant. We have 17 franchise agreements due to expire in 2010, 21 franchise agreements due to expire in 2011 and 16 franchise agreements due to expire in 2012. In recent years, the historical costs of improving our Burger King restaurants in connection with franchise renewals generally have ranged from $200,000 to $500,000 per restaurant. The cost of capital improvements made in connection with future franchise agreement renewals may differ substantially from past franchise renewals depending on the current image requirements established from time to time by Burger King.

We believe that we will be able to satisfy BKC’s normal franchise agreement renewal criteria. Accordingly, we believe that renewal franchise agreements will be granted on a timely basis by BKC at the expiration of our existing franchise agreements. Historically, BKC has granted all of our requests for successor franchise agreements. However, there can be no assurances that BKC will grant these requests in the future.

We evaluate the performance of our Burger King restaurants on an ongoing basis. Such evaluation depends on many factors, including our assessment of the anticipated future operating results of the subject restaurants and the cost of required capital improvements that we would need to commit for such restaurants. If we determine that a Burger King restaurant is under-performing, we may elect to close such restaurant. We may also relocate (offset) a restaurant within its trade area and build a new Burger King restaurant as part of the franchise renewal process. In 2009 we closed a total of five Burger King restaurants, which included two locations that were offset in 2009. In 2010, we currently anticipate that we will likely elect to close seven Burger King restaurants, in addition to two locations that we plan to relocate. However, based on the current operating results of such restaurants, we believe that the impact on our results of operations as a result of such restaurant closures will not be material, although there can be no assurance in this regard. Our determination to close these restaurants in 2010 is subject to further evaluation and may change. We may also elect to close additional Burger King restaurants in the future.

In addition to the initial franchise fee, we generally pay BKC a monthly royalty. The royalty rate for both new restaurants and for successor franchise agreements is 4 1/2% of sales. The royalty rate was increased from 3 1/2% of sales in 2000, and generally for restaurants in existence in 2000, becomes effective upon the renewal of the franchise agreement. Burger King royalties, as a percentage of our Burger King restaurant sales, were 3.9% in 2009, 3.8% in 2008 and 3.7% in 2007. We anticipate our Burger King royalties, as a percentage of our Burger King restaurant sales, to increase to 4.0% in 2010 as a result of the terms outlined above.

We also contribute 4% of restaurant sales from our Burger King restaurants to fund BKC’s national and regional advertising. BKC engages in substantial national and regional advertising and promotional activities and other efforts to maintain and enhance the Burger King brand. From time to time we supplement BKC’s marketing with our own local advertising and promotional campaigns. See “—Advertising and Promotion” below.

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

We are required to obtain BKC’s consent before we acquire existing Burger King restaurants from other franchisees or develop new Burger King restaurants. BKC also has the right of first refusal to purchase any Burger King restaurant that is being offered for sale by a franchisee. To date, BKC has approved almost all of our acquisitions of Burger King restaurants from other franchisees.

Hispanic Brands Franchise Operations

As of December 31, 2009, we had seven franchisees operating a total of 28 Pollo Tropical restaurants, 21 of which were located in Puerto Rico, two in Ecuador, one in Honduras, one in the Bahamas and three located on college campuses in Florida. As of December 31, 2009, we had three franchisees operating a total of four Taco Cabana restaurants. In 2008 and 2009 we also entered into development agreements for the development of up to five franchised Pollo Tropical restaurants each in Honduras, Panama and Trinidad and Tobago and up to four franchised Pollo Tropical restaurants in the Bahamas. We believe that there are further opportunities to expand Pollo Tropical restaurants outside of the United States and we may seek to franchise or license the brand in additional foreign markets. Any such expansion would ideally take the form of a franchising or licensing arrangement with one or more experienced restaurant companies. We believe that there are a number of foreign markets with the appropriate population, demographic and income characteristics to support this expansion, as well as consumers with a strong proclivity to eat foods similar to those offered by Pollo Tropical.

All of our current franchisees are required to operate their restaurants in compliance with certain methods, standards and specifications developed by us, including those related to menu items, recipes, food preparation, materials, supplies, services, fixtures, furnishings, decor and signs. The franchisees have discretion to determine the prices to be charged to customers. In addition, all franchisees are required to purchase substantially all food, ingredients, supplies and materials from suppliers approved by us.

Advertising and Promotion

We believe Pollo Tropical and Taco Cabana are among the most highly recognized quick-casual restaurant brands in their respective markets of Florida and Texas. Pollo Tropical and Taco Cabana utilize an integrated, multi-level marketing approach that includes periodic chain-wide promotions, direct mail, in-store promotions, local store marketing and other strategies, including the use of radio and television advertising in their major markets. Combination value meals are also utilized as well as limited time offer menu item promotions. Pollo Tropical and Taco Cabana advertise in both English and Spanish language media. As a percentage of Pollo Tropical restaurant sales, Pollo Tropical’s advertising expenditures were 2.7% in 2009, 2.6% in 2008 and 2.4% in 2007. As a percentage of Taco Cabana restaurant sales, Taco Cabana’s advertising expenditures were 4.0% in 2009, 3.7% in 2008, and 4.1% in 2007.

The efficiency and quality of advertising and promotional programs can significantly affect quick-casual/quick-service restaurant businesses. We believe that one of the major advantages of being a Burger King franchisee is the value of the extensive national and regional advertising and promotional programs conducted by BKC. In addition to the benefits derived from BKC’s advertising spending, we sometimes supplement BKC’s advertising and promotional activities with our own local advertising and promotions, including the purchase of additional television, radio and print advertising. The concentration of our Burger King restaurants in many of our markets permits us to leverage advertising in those markets. We also utilize promotional programs, such as combination value meals and discounted prices, targeted to our customers, in order to create a flexible and directed marketing program.

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

Product Development

Pollo Tropical and Taco Cabana each have separate and complete product research and development functions, which we believe are comparable to other large multi-unit restaurant companies. These capabilities enable us to continually refine our menu offerings and develop new products for introduction in our Hispanic Brand restaurants. These functions include:

•	fully equipped test kitchens;

•	professional culinary and quality assurance team members;

•	consumer research and product testing protocols;

•	uniform and detailed product specification formats; and

•	product development committees that integrate marketing, operations, financial analysis and procurement.

Pollo Tropical’s test kitchen is located in our Miami division headquarters. The facility includes cooking equipment that mirrors the capability of a Pollo Tropical restaurant and a tasting area. Permanent staff positions include a Vice President of R&D, two R & D managers and a Corporate Chef.

Taco Cabana’s test kitchen is located near our San Antonio division headquarters in leased commercial space. The facility includes a large test kitchen, with equipment that mirrors the capability of a Taco Cabana restaurant, office space for all R&D staff, and a large tasting and meeting room. Permanent staff positions include a Director of R&D, a Corporate Chef and two staff assistants.

Suppliers and Distributors

For our Pollo Tropical and Taco Cabana restaurants, we have negotiated directly with local and national suppliers for the purchase of food and beverage products and supplies to ensure consistent quality and freshness and to obtain competitive prices. Food and supplies for both brands are ordered from approved suppliers and are shipped via distributors to the restaurants. Both brands are responsible for monitoring quality control and supervision of these suppliers and conduct inspections to observe the preparation and quality of products purchased.

For our Pollo Tropical restaurants, Performance Food Group, Inc serves as our primary distributor of food and paper products under an agreement that expires on May 15, 2012. Also for our Pollo Tropical restaurants Kelly Food Service serves as our primary distributor for chicken under an agreement that expires on

December 31, 2011. We also currently rely on two suppliers under agreements that expire on December 31, 2011 as our suppliers of chicken and other protein products for our Pollo Tropical restaurants and, although we believe that alternative sources of chicken are available to us, if both suppliers were unable to service us, this could lead to a material disruption of service or supply until a new supplier is engaged, which could have a material adverse effect on our business.

For our Taco Cabana restaurants, SYGMA Network, Inc. (SYGMA) serves as our primary distributor of food and beverage products and supplies. SYGMA purchases, warehouses and distributes products for these restaurants under a distribution service agreement that expires June 30, 2014.

We rely heavily on these suppliers but, in general, if any such suppliers are unable to service us, we believe that we have alternative sources available to us to avoid any material disruption in service. With respect to our distributors for our Pollo Tropical and Taco Cabana restaurants, although we believe that alternative distributors are available to us, if any of our distributors are unable to service us, this could lead to a material disruption of service or supply until a new distributor is engaged, which could have a material adverse effect on our business.

We are a member of a national purchasing cooperative, Restaurant Services, Inc., created for the Burger King system. Restaurant Services is a non-profit independent cooperative that acts as the purchasing agent for approved distributors to the Burger King system and serves to negotiate the lowest cost for the system. We use our purchasing power to negotiate directly with certain other vendors, to obtain favorable pricing and terms for supplying our Burger King restaurants. For our Burger King restaurants, we are required to purchase all of our foodstuffs, paper goods and packaging materials from BKC-approved suppliers. We currently utilize three distributors, Maines Paper & Food Service, Inc., Reinhart Food Service L.L.C. and MBM Food Service Inc., to supply our Burger King restaurants with the majority of their foodstuffs in various geographical areas and, as of December 31, 2009, such distributors supplied 64%, 31% and 5%, respectively, of our Burger King restaurants. We may purchase non-food items such as kitchen utensils, equipment maintenance tools and other supplies from any suitable source so long as such items meet BKC product uniformity standards. All BKC-approved distributors are required to purchase foodstuffs and supplies from BKC-approved manufacturers and purveyors. BKC is responsible for monitoring quality control and supervision of these manufacturers and conducts regular visits to observe the preparation of foodstuffs, and to run various tests to ensure that only quality foodstuffs are sold to BKC-approved suppliers. In addition, BKC coordinates and supervises audits of approved suppliers and distributors to determine continuing product specification compliance and to ensure that manufacturing plant and distribution center standards are met. Although we believe that we have alternative sources of supply available to our Burger King restaurants, in the event any distributors or suppliers for our Burger King restaurants are unable to service us, this could lead to a disruption of service or supply at our Burger King restaurants until a new distributor or supplier is engaged, which could have an adverse effect on our business.

Quality Assurance

At each of our three concepts, our operational focus is closely monitored to achieve a high level of customer satisfaction via speed of service, order accuracy and quality of service. Our senior management and restaurant management staffs are principally responsible for ensuring compliance with our operating policies, and with respect to our Burger King restaurants, BKC’s required operating procedures as well. We have uniform operating standards and specifications relating to the quality, preparation and selection of menu items, maintenance and cleanliness of the premises and employee conduct. In order to maintain compliance with these operating standards and specifications, we distribute to our restaurant operations management team detailed reports measuring compliance with various customer service standards and objectives, including feedback obtained directly from our customers through instructions given to them at the point of sale. The customer feedback is monitored by an independent agency and consists of evaluations of speed of service, quality of service, quality of our menu items and other operational objectives including the cleanliness of our restaurants. We also have our own customer service representatives that handle customer inquiries and complaints.

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

Trademarks

We believe that our names and logos for our Hispanic Brands are important to our operations. We have registered our principal Pollo Tropical and Taco Cabana logos and designs with the U.S. Patent and Trademark Office on the Principal Register as a service mark for our restaurant services. We also have secured or have applied for state and federal registrations of several other advertising or promotional marks, including variations of our principal marks, and have applied for or been granted registrations in foreign countries of our principal marks and several other marks. We intend to protect both Pollo Tropical and Taco Cabana trademarks by appropriate legal action whenever necessary. In certain foreign countries, we have been involved in trademark opposition proceedings to defend our rights to register certain trademarks. In that regard, we have discovered that an individual unaffiliated with us has registered, without our knowledge, authorization or consent, a trademark in Spain and the European Community for a name and logo virtually identical to our Pollo Tropical name and logo. We have initiated a cancellation action to declare such unauthorized trademark registration null and void. Although we believe we will be successful in the action, there can be no assurance in this regard.

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

Taco Cabana and Pollo Tropical are subject to alcoholic beverage control regulations that require state, county or municipal licenses or permits to sell alcoholic beverages at each location where they respectively sell alcoholic beverages. Typically, licenses must be renewed annually and may be revoked or suspended for cause at any time. Licensing entities, authorized with law enforcement authority, may issue violations and conduct audits and investigations of the restaurant’s records and procedures. Alcoholic beverage control regulations relate to numerous aspects of daily operations of our Taco Cabana restaurants, including minimum age for consumption, certification requirements for employees, hours of operation, advertising, wholesale purchasing, inventory control and handling, storage and dispensing of alcoholic beverages. These regulations also prescribe certain required banking and accounting practices related to alcohol sales and purchasing.

Our Taco Cabana restaurants and a selection of our Pollo Tropical restaurants are subject to state “dram-shop” laws in the states in which they operate. Dram-shop laws provide a person injured by an intoxicated person the right to recover damages from an establishment that wrongfully served alcoholic beverages to the intoxicated or minor patron. We have specific insurance that covers claims arising under dram-shop laws. However, we cannot assure you that this insurance will be adequate to cover any claims that may be instituted against us.

With respect to the franchising of Pollo Tropical and Taco Cabana restaurants, we are subject to franchise and related regulations in the U.S. and certain foreign jurisdictions where we offer and sell franchises. These regulations include obligations to provide disclosure about our two concepts, the franchise agreements and the franchise system as well as other organizational and financial information relating to our two concepts. The regulations also include obligations to register certain franchise documents in the U.S. and foreign jurisdictions, and obligations to disclose the substantive relationship between the parties to the agreements.

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

Pollo Tropical’s competitors include national chicken-based concepts, such as Kentucky Fried Chicken (“KFC”), and regional chicken-based concepts, as well as quick-service hamburger restaurant chains and other types of quick-casual restaurants.

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

With respect to our Burger King restaurants, our largest competitors are McDonald’s and Wendy’s restaurants. According to Technomic, McDonald’s restaurants had aggregate U.S. system-wide sales of $30.0 billion for the year ended December 31, 2008 and operated 13,958 restaurants in the United States at that date, and Wendy’s restaurants had aggregate system-wide sales of $8.1 billion for the year ended December 31, 2008 and operated 5,921 restaurants in the United States at that date.

Employees

As of December 31, 2009, we employed approximately 15,700 persons, of which approximately 400 were administrative personnel and approximately 15,300 were restaurant operations personnel. None of our employees is covered by collective bargaining agreements. We believe that our relations with our employees are good.

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

We make available through our internet website (www.carrols.com) our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (“the Exchange Act”), as soon as reasonably practicable after electronically filing such material with the SEC. The reference to our website address is a textual reference only, meaning that it does not constitute incorporation by reference of the information contained on the website and should not be considered part of this document.

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

Pollo Tropical’s competitors include national chicken-based concepts, such as KFC, and regional chicken-based concepts as well as quick-service hamburger restaurant chains and other types of quick-casual restaurants. Our Taco Cabana restaurants, although part of the quick-casual segment of the restaurant industry, compete with quick-service restaurants, including those in the quick-service Mexican segment such as Taco Bell, other quick-casual restaurants and traditional casual dining Mexican restaurants. With respect to our Burger King restaurants, our largest competitors are McDonald’s and Wendy’s restaurants.

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

The quick-casual and quick-service restaurant segments are highly competitive and can be materially adversely affected by many factors, including:

•	changes in local, regional or national economic conditions;

•	changes in demographic trends;

•	changes in consumer tastes;

•	changes in traffic patterns;

•	increases in fuel prices;

•	consumer concerns about health and nutrition;

•	increases in the number of, and particular locations of, competing restaurants;

•	inflation;

•	increases in utility costs;

•	increases in the cost of food, such as beef and chicken, and packaging;

•	consumer dietary considerations;

•	increased labor costs, including healthcare and minimum wage requirements;

•	regional weather conditions; and

•	the availability of experienced management and hourly-paid employees.

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

We cannot assure you that our growth and development plans can be achieved. As a result of the continuing economic downturn, we have reduced our development of new restaurants in the near term. Our long-term development plans will require additional management, operational and financial resources. For example, we will be required to recruit and train managers and other personnel for each new restaurant. We cannot assure you that we will be able to manage our expanding operations effectively and our failure to do so could adversely affect our results of operations. In addition, our ability to open new restaurants and to grow, as well as our ability to meet other anticipated capital needs, will depend on our continued access to external financing, including borrowings under our senior credit facility. We cannot assure you that we will have access to the capital we need on acceptable terms or at all, which could materially adversely affect our business. In addition, our need to manage our financial leverage ratios in connection with the senior credit facility may reduce our ability to develop new restaurants.

Additionally, we may encounter difficulties growing beyond our presence in our existing core markets. We cannot assure you that we will be able to successfully grow our market presence beyond the current key regions within our existing markets, as we may encounter well-established competitors in new areas. In addition, we may be unable to find attractive locations or successfully market our products as we attempt to expand beyond our existing core markets, as the competitive circumstances and consumer characteristics in these new areas may differ substantially from those in areas in which we currently operate. As a result of the foregoing, we cannot assure you that we will be able to successfully or profitably operate our new restaurants outside our core markets.

Our expansion into new markets may present increased risks due to our unfamiliarity with the area.

Some of our new restaurants are and will be located in areas where we have little or no meaningful experience. Those markets may have different competitive conditions, consumer tastes and discretionary spending patterns than our existing markets, which may cause our new restaurants to be less successful than restaurants in our existing markets or to incur losses. An additional risk of expanding into new markets is the lack of market awareness of the Pollo Tropical or Taco Cabana brand. Restaurants opened in new markets may open at lower average weekly sales volumes than restaurants opened in existing markets, and may have higher restaurant-level operating expense ratios than in existing markets. Sales at restaurants opened in new markets may take longer to reach average unit volumes, if at all, thereby adversely affecting our operating results, including the recognition of future impairment and other lease charges. Opening new restaurants in areas in which we have little or no operating experience and in which potential customers may not be familiar with our restaurants may include costs related to the opening, operation and promotion of those restaurants that are substantially greater than those incurred by our restaurants in other areas. Even though we may incur substantial additional costs with respect to these new restaurants, they may attract fewer customers than our more established restaurants in existing markets.

We could be adversely affected by additional instances of “mad cow” disease, “avian” flu or other food-borne illness, as well as widespread negative publicity regarding food quality, illness, injury or other health concerns.

Negative publicity about food quality, illness, injury or other health concerns (including health implications of obesity) or similar issues stemming from one restaurant or a number of restaurants could materially adversely affect us, regardless of whether they pertain to our own restaurants or to restaurants owned or operated by other companies. For example, health concerns about the consumption of beef or chicken or by specific events such as the outbreak of “mad cow” disease or “avian” flu could lead to changes in consumer preferences, reduce consumption of our products and adversely affect our financial performance. These events could reduce the available supply of beef or chicken or significantly raise the price of beef or chicken.

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

We have a substantial amount of indebtedness. As of December 31, 2009, we had $283.1 million of outstanding indebtedness, including $105.0 million of term loan indebtedness under the senior credit facility, $1.9 million under the revolving credit facility, $165.0 million of 9% Senior Subordinated Notes due 2013 (the “Notes”), $10.0 million of lease financing obligations and $1.2 million of capital leases. On March 9, 2007, we terminated our prior senior credit facility and entered into a loan agreement providing for a new senior credit facility with a syndicate of lenders. Our senior credit facility initially totaled approximately $185.0 million, consisting of $120.0 million principal amount of term loan A borrowings maturing on March 8, 2013 (or earlier on September 30, 2012 if the Notes are not refinanced by June 30, 2012) and a $65.0 million revolving facility (including a sub limit of up to $25.0 million for letters of credit and up to $5.0 million for swingline loans), maturing on March 8, 2012. As a result, we are a highly leveraged company. This level of indebtedness could have important consequences, including the following:

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

•	it may limit our flexibility in planning for, or reacting to, changes in our business and future business opportunities including the development of new restaurants;

•	we are more highly leveraged than some of our competitors, which may place us at a competitive disadvantage;

•	it may make us more vulnerable to a downturn in our business, industry or the economy in general; and

•	there would be a material adverse effect on our business and financial condition if we were unable to service our indebtedness or obtain additional financing as needed.

Despite our substantial indebtedness, we may still incur significantly more debt, which could further exacerbate the risks described above.

Although covenants under our new senior credit facility and the Indenture governing the Notes limit our ability and the ability of our present and future restricted subsidiaries to incur additional indebtedness, the terms of our senior credit facility and the Indenture governing the Notes permit us to incur significant additional indebtedness, including unused availability under our revolving credit facility. As of December 31, 2009, we had $48.6 million available for additional revolving credit borrowings under our senior credit facility (after reserving for $14.5 million of letters of credit outstanding), subject to compliance with customary borrowing conditions. In addition, neither the senior credit facility nor the Indenture governing the Notes prevent us from incurring obligations that do not constitute indebtedness as defined in those documents. To the extent that we incur additional indebtedness or other obligations, the risks associated with our substantial leverage described above, including our possible inability to service our debt would increase.

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

Restrictive covenants in our senior credit facility and the Indenture governing the Notes may restrict our ability to operate our business and to pursue our business strategies; and defaults under our debt instruments may allow the lenders to declare borrowings due and payable.

Our senior credit facility and the Indenture governing the Notes limit our ability, among other things, to:

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

In addition, our senior credit facility requires us to comply with various operational and other covenants and restricts our ability to prepay our subordinated indebtedness. Also, our senior credit facility requires us to maintain compliance with specified financial ratios, including fixed charge coverage, senior leverage and total leverage ratios (as such terms are defined in our senior credit facility). At December 31, 2009, we were in compliance with such covenants under our senior credit facility. However, our ability to comply with these ratios may be affected by events beyond our control. Any other debt instruments we enter into in the future may also have provisions similar to those described above.

The restrictions contained in the Indenture governing the Notes and our senior credit facility and in any other debt instruments we may enter into in the future could:

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

In the event of a default under our senior credit facility or the Indenture and in any other debt instruments we may enter into in the future, the holders of the applicable indebtedness generally would be able to declare all of that indebtedness, together with accrued interest, to be due and payable. In addition, borrowings under our senior credit facility are secured by a pledge of all of the outstanding capital stock of Carrols and its material subsidiaries and, in the event of a default under that facility, the lenders generally would be entitled to seize the collateral. In addition, default under one debt instrument could in turn permit lenders under other debt instruments to declare borrowings outstanding under those other instruments to be due and payable pursuant to cross default clauses. Moreover, upon the occurrence of an event of default under our senior credit facility, the commitment of the lenders to make any further loans to us would be terminated. Any such actions or events could force us into bankruptcy and liquidation and we cannot provide any assurance that we could repay our obligations under our senior credit facility or the Notes or any other indebtedness we may incur in the future. Moreover, our assets and cash flow may not be sufficient to fully repay borrowings under our debt instruments, either upon maturity or if accelerated following a default. Accordingly, the occurrence of a default under any debt instrument, unless cured or waived, would likely have a material adverse effect on our business.

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

Our franchise agreements typically have a 20-year term after which BKC’s consent is required to receive a successor franchise agreement. Our franchise agreements with BKC that are set to expire over the next three years are as follows:

•	17 of our franchise agreements with BKC are due to expire in 2010;

•	21 of our franchise agreements with BKC are due to expire in 2011; and

•	16 of our franchise agreements with BKC are due to expire in 2012.

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

We or our franchisees may be subject to complaints, regulatory proceedings or litigation from guests or other persons alleging food-related illness, injuries suffered in our premises or other food quality, health or operational concerns, including environmental claims. In addition, in recent years a number of restaurant companies have been subject to lawsuits, including class action lawsuits, alleging, among other things, violations of federal and state law regarding workplace and employment matters, discrimination, harassment, wrongful termination and wage, rest break, meal break and overtime compensation issues and, in the case of quick service restaurants, alleging that they have failed to disclose the health risks associated with high-fat foods and that their marketing practices have encouraged obesity. We may also be subject to litigation or other actions initiated by governmental authorities, our employees and our franchisees, among others, based upon these and other matters. Adverse publicity resulting from such allegations or occurrences or alleged discrimination or other operating issues stemming from one of our locations, a number of our locations or our franchisees could adversely affect our business, regardless of whether the allegations are true, or whether we are ultimately held liable. Any cases filed against us could materially adversely affect us if we lose such cases and have to pay substantial damages or if we settle such cases. In addition, any such cases may materially and adversely affect our operations by increasing our litigation costs and diverting our attention and resources to address such actions. In addition, if a claim is successful, our insurance coverage may not cover or be adequate to cover all liabilities or losses and we may not be able to continue to maintain such insurance, or to obtain comparable insurance at a reasonable cost, if at all. If we suffer losses, liabilities or loss of income in excess of our insurance coverage or if our insurance does not cover such loss, liability or loss of income, there could be a material adverse effect on our results of operations. See Item 3. “Legal Proceedings.”

Our franchisees could take actions that harm our reputation and reduce our franchise revenues.

As of December 31, 2009, a total of 32 Pollo Tropical and Taco Cabana restaurants were owned and operated by our franchisees. We do not exercise control of the day-to-day operations of our franchisees. While we attempt to ensure that franchisee-owned restaurants maintain the same high operating standards as our company-owned restaurants, one or more of these franchisees may fail to meet these standards. Any shortcomings at our franchisee-owned restaurants are likely to be attributed to our company as a whole and could adversely affect our reputation and damage our brands, as well as have a direct negative impact on franchise revenues we receive from these franchisees

If the sale-leaseback market requires significantly higher yields, we may not enter into sale-leaseback transactions and as a result would not receive the related net proceeds.

From time to time, we sell our restaurant properties in sale-leaseback transactions. We historically have used, and intend to use, the net proceeds from such transactions to reduce outstanding debt and fund future capital expenditures for new restaurant development. However, the sale-leaseback market may cease to be a reliable source of additional cash flows for us in the future if capitalization rates become less attractive or other unfavorable market conditions develop. For example, should the sale-leaseback market require significantly higher yields (which may occur as interest rates rise), we may not enter into sale-leaseback transactions, which could adversely affect our ability to reduce outstanding debt and fund capital expendituresfor future restaurant development.

Changes in consumer taste could negatively impact our business.

We obtain a significant portion of our revenues from the sale of hamburgers, chicken, various types of sandwiches, and Mexican and other ethnic foods. The quick-casual and quick-service restaurant segments are characterized by the frequent introduction of new products, often accompanied by substantial promotional campaigns and are subject to changing consumer preferences, tastes, and eating and purchasing habits. Our success depends on our ability to anticipate and respond to changing consumer preferences, tastes and eating and purchasing habits, as well other factors affecting the restaurant industry, including new market entrants and demographic changes. We may be forced to make changes in our menu items in order to respond to changes in consumer tastes or dining patterns, and we may lose customers who do not prefer the new menu items. In recent years, numerous companies in the quick-casual and quick-service restaurant segments have introduced products positioned to capitalize on the growing consumer preference for food products that are, or are perceived to be, promoting good health, nutritious, low in calories and low in fat content. If we do not or, in the case of our Burger King restaurants, if BKC does not, continually develop and successfully introduce new menu offerings that appeal to changing consumer preferences or if we do not timely capitalize on new products, our operating results will suffer. In addition, any significant event that adversely affects consumption of our products, such as cost, changing tastes or health concerns, could adversely affect our financial performance.

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

For our Pollo Tropical and Taco Cabana restaurants, we have negotiated directly with local and national suppliers for the purchase of food and beverage products and supplies. Pollo Tropical and Taco Cabana restaurants’ food and supplies are ordered from approved suppliers and are shipped via distributors to the restaurants. For our Pollo Tropical restaurants, Performance Food Group, Inc serves as our primary distributor of food and paper products under an agreement that expires on May 15, 2012. Also for our Pollo Tropical restaurants Kelly Food Service serves as our primary distributor for chicken under an agreement that expires on December 31, 2011. We also currently rely on two suppliers under agreements that expire on December 31, 2011 as our suppliers of chicken and other protein products for our Pollo Tropical restaurants. If both suppliers were unable to service us, this could lead to a material disruption of service or supply until a new supplier is engaged, which could have a material adverse effect on our business.

For our Taco Cabana restaurants, SYGMA Network, Inc. serves as our primary distributor of food and beverage products and supplies under a distribution services agreement that expires on June 30, 2014. With respect to our distributors for our Pollo Tropical and Taco Cabana restaurants, if any of our distributors is unable to service us, this could lead to a material disruption of service or supply until a new distributor is engaged, which could have a material adverse effect on our business.

For our Burger King restaurants, we are a member of a national purchasing cooperative, Restaurant Services, Inc., which serves as the purchasing agent for approved distributors to the Burger King system. We are required to purchase all of our foodstuffs, paper goods and packaging materials from BKC-approved suppliers for our Burger King restaurants. We currently utilize three distributors, Maines Paper & Food Service, Inc., Reinhart Food Service L.L.C. and MBM Food Service Inc., to supply our Burger King restaurants with the majority of their foodstuffs in various geographical areas and, as of December 31, 2009, such distributors supplied 64%, 31% and 5%, respectively of our Burger King restaurants. Although we believe that we have alternative sources of supply available to our Burger King restaurants, in the event any distributors or suppliers for our Burger King restaurants are unable to service us, this could lead to a disruption of service or supply at our Burger King restaurants until a new distributor or supplier is engaged, which could have an adverse effect on our business.

If labor costs increase, we may not be able to make a corresponding increase in our prices and our operating results may be adversely affected.

Wage rates for a substantial number of our employees are above the federal and or state minimum wage rates. As federal and/or state minimum wage rates increase, we may need to increase not only the wage rates of our minimum wage employees but also the wages paid to the employees at wage rates which are above the minimum wage, which will increase our costs. To the extent that we are not able to raise our prices to compensate for increases in wage rates, this could have a material adverse effect on our operating results.

The efficiency and quality of our competitors’ advertising and promotional programs and the extent and cost of our advertising could have a material adverse effect on our results of operations and financial condition.

If our competitors increase spending on advertising and promotion, or the cost of television or radio advertising increases, or our advertising and promotions are less effective than our competitors’, there could be a material adverse effect on our results of operations and financial condition. The success of our Burger King restaurants also depends in part upon the effectiveness of the advertising campaigns and promotions by BKC.

Newly developed restaurants may reduce sales at our neighboring restaurants.

We intend to continue to open restaurants in our existing markets served by our Pollo Tropical and Taco Cabana restaurants. To the extent that we open a new restaurant in the vicinity of one or more of our existing restaurants, it is possible that some of the customers who previously patronized those existing restaurants may choose to patronize the new restaurant instead, reducing sales at those existing restaurants. Accordingly, to the extent we open new restaurants in our existing markets, sales at some of our existing restaurants in those markets may decline.

Our business is regional and we therefore face risks related to reliance on certain markets.

As of December 31, 2009, excluding our franchised locations, all but six of our Pollo Tropical restaurants were located in Florida and approximately 96% of our Taco Cabana restaurants were located in Texas. Also, as of December 31, 2009, 62% of our Burger King restaurants were located in New York and Ohio. Therefore, the economic conditions, state and local government regulations, weather conditions or other conditions affecting Florida, Texas, New York and Ohio and the tourism industry affecting Florida may have a material impact on the success of our restaurants in those locations. For example, the current economic downturn has particularly affected certain parts of Florida where we have many of our Pollo Tropical restaurants which has and may continue to negatively affect the revenues and operating results at our Pollo Tropical restaurants.

Many of our restaurants are located in regions that may be susceptible to severe weather conditions. As a result, adverse weather conditions in any of these areas could damage these restaurants, result in fewer guest visits to these restaurants and otherwise have a material adverse impact on our business. For example, our Florida and Texas restaurants are susceptible to hurricanes and other severe tropical weather events and many of our Burger King restaurants are located in areas that can experience severe winter weather.

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

Our success depends to a large extent upon the continued services of our senior management, including Alan Vituli, Chairman of the Board and Chief Executive Officer, and Daniel T. Accordino, President and Chief Operating Officer, who have substantial experience in the restaurant industry. Mr. Vituli’s and Mr. Accordino’s employment contracts will expire on December 31, 2010. We believe that it could be difficult to replace Messrs. Vituli and Accordino with individuals having comparable experience. Consequently, the loss of the services of Mr. Vituli or Mr. Accordino could have a material adverse effect on our business, financial condition or results of operations.

Government regulation could adversely affect our financial condition and results of operations.

We are subject to extensive laws and regulations relating to the development and operation of restaurants, including regulations relating to the following:

•	zoning;

•	requirements relating to labeling of caloric and other nutritional information on menu boards, advertising and food packaging;

•	the preparation and sale of food;

•	liquor licenses which allow us to serve alcoholic beverages at our Taco Cabana restaurants and at select Pollo Tropical restaurant locations;

•	employer/employee relationships, including minimum wage requirements, overtime, working and safety conditions, and citizenship requirements;

•	federal and state laws that prohibit discrimination and laws regulating design and operation of facilities, such as the Americans With Disabilities Act of 1990; and

•	federal and state regulations governing the operations of franchises, including rules promulgated by the Federal Trade Commission.

In the event that legislation having a negative impact on our business is adopted, it could have a material adverse impact on us. For example, substantial increases in the minimum wage could adversely affect our financial condition and results of operations. Local zoning or building codes or regulations and liquor license approvals can cause substantial delays in our ability to build and open new restaurants. Local authorities may revoke, suspend or deny renewal of our liquor licenses if they determine that our conduct violates applicable regulations. Any failure to obtain and maintain required licenses, permits and approvals could adversely affect our operating results.

If one of our employees sells alcoholic beverages to an intoxicated or minor patron, we may be liable to third parties for the acts of the patron.

We serve alcoholic beverages at our Taco Cabana restaurants and at select Pollo Tropical restaurant locations and are subject to the “dram-shop” statutes of the jurisdictions in which we serve alcoholic beverages. “Dram-shop” statutes generally provide that serving alcohol to an intoxicated or minor patron is a violation of the law.

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

The trading price of our common stock may fluctuate substantially. The price of our common stock that will prevail in the market may be higher or lower than the price you pay, depending on many factors, some of which are beyond our control. Broad market and industry factors may adversely affect the market price of our common stock, regardless of our actual operating performance. The fluctuations could cause a loss of all or part of an investment in our common stock. Factors that could cause fluctuation in the trading price of our common stock may include, but are not limited to the following:

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

Our executive officers, directors and Jefferies Capital Partners IV LP, Jefferies Employee Partners IV LLC and JCP Partners IV LLC (collectively referred to as the “JCP Group”) together beneficially own approximately 42.7% of our common stock outstanding. In particular, the JCP Group, who are our largest stockholders, collectively own approximately 30.4% of our outstanding common stock, based on shares outstanding as of February 26, 2010. In addition, our executive officers and directors (excluding directors affiliated with the JCP Group) together beneficially own approximately 12.3% of our common stock outstanding, based on shares outstanding as of February 26, 2010. As a result, our executive officers, directors and the JCP Group, if they act as a group, will be able to significantly influence matters that require approval by our stockholders, including the election of directors and approval of significant corporate transactions such as mergers and acquisitions. The directors will have the authority to make decisions affecting our capital structure, including the issuance of additional debt and the declaration of dividends. The JCP Group may also have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. Corporate action might be taken even if other stockholders oppose them. This concentration of ownership might also have the effect of delaying or preventing a change of control of our company that other stockholders may view as beneficial, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company and might ultimately depress the market price of our common stock.

We do not expect to pay any cash dividends for the foreseeable future, and the Indenture governing the Notes and the senior credit facility limit Carrols’ ability to pay dividends to us and consequently our ability to pay dividends to our stockholders.

We do not anticipate that we will pay any cash dividends to holders of our common stock in the foreseeable future. The absence of a dividend on our common stock may increase the volatility of the market price of our common stock or make it more likely that the market price of our common stock will decrease in the event of adverse economic conditions or adverse developments affecting our company. We are a holding company and conduct all of our operations through our direct and indirect subsidiaries. As a result, for us to pay dividends, we would need to rely on dividends or distributions to us from Carrols and indirectly from subsidiaries of Carrols. The Indenture governing the Notes and the senior credit facility limit, and the debt instruments that we and our subsidiaries may enter into in the future may limit the ability of Carrols and its subsidiaries to pay dividends to us and our ability to pay dividends to our stockholders.

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None

ITEM 2.	PROPERTIES

As of December 31, 2009, we owned or leased the following restaurant properties:

	Owned Land; Owned Building	Leased Land; Owned Building	Leased Land; Leased Building(1)	Total(2)
Restaurants:
Pollo Tropical	3	29	59	91
Taco Cabana	10	37	109	156
Burger King	9	28	275	312

Total operating restaurants (1)(2)	22	94	443	559

(1)	Includes 17 restaurants located in mall shopping centers, four in-line or storefront locations and six co-branded locations.
(2)	Excludes restaurants operated by our franchisees. In addition, as of December 31, 2009, we had one restaurant under construction, fourteen properties leased to third parties and seven properties available for sale or lease.

As of December 31, 2009, we leased 97% of our Pollo Tropical restaurants, 94% of our Taco Cabana restaurants and 97% of our Burger King restaurants. We typically enter into leases (including options to renew) ranging from 20 to 40 years. The average remaining term for all leases, including options, was approximately 25 years at December 31, 2009. Generally, we have been able to renew leases, upon or prior to their expiration, at the prevailing market rates, although there can be no assurance that this will continue to occur.

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

ITEM 4.	RESERVED

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock trades on the NASDAQ Global Market under the symbol “TAST”. The common stock has been quoted on the NASDAQ Global Market since December 15, 2006. On February 26, 2010, there were 21,614,691 shares of our common stock outstanding held by 658 holders of record. This excludes persons whose shares are held by a brokerage house or clearing agency. The closing price of our common stock on February 26, 2010 was $6.35.

The following table sets for the range of high and low closing prices of our common stock for the periods indicated, as reported by the NASDAQ Global Market:

	Common Stock Price
	High	Low
Year Ended January 3, 2010
First Quarter	$3.60	$2.37
Second Quarter	7.50	3.62
Third Quarter	8.15	6.46
Fourth Quarter	7.79	6.36

Year Ended December 28, 2008
First Quarter	$9.15	$6.96
Second Quarter	8.62	5.16
Third Quarter	6.60	2.77
Fourth Quarter	2.98	1.49

Dividends

We did not pay any cash dividends during the fiscal years 2009 or 2008. We do not anticipate paying any cash dividends on our common stock in the foreseeable future. We currently intend to retain all available funds to fund the development and growth of our business. In addition, we are a holding company and conduct all of our operations through our direct and indirect subsidiaries. As a result, for us to pay dividends, we need to rely on dividends or distributions to us from Carrols and indirectly from subsidiaries of Carrols. The Indenture governing the Notes and our senior credit facility limit, and debt instruments that we and our subsidiaries may enter into in the future may limit the ability of Carrols and its subsidiaries to pay dividends to us and our ability to pay dividends to our stockholders.

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

The initial public offering price of our common stock in the IPO was $13.00 and the closing price of our common stock on December 15, 2006 was $15.20. The following graph is based upon the closing price of our common stock from December 15, 2006 through December 31, 2009.

	12/15/06	12/31/06	12/31/07	12/31/08	12/31/09
Carrols Restaurant Group, Inc.	$100.00	$93.29	$63.03	$17.76	$46.51
NASDAQ Composite	$100.00	$99.79	$109.94	$63.53	$92.90
S & P SmallCap Restaurant Index	$100.00	$101.18	$74.35	$52.96	$67.83

ITEM 6.	SELECTED FINANCIAL DATA

December 2006 IPO

In December 2006, we and certain selling stockholders completed an IPO of 5,666,666 and 5,333,334 shares of our common stock, respectively (the latter of which included 1,000,000 shares sold upon the underwriters’ exercise of its over-allotment option), at an initial public offering price of $13.00 per share. We received net proceeds of approximately $65.4 million from the sale of shares of our common stock in the offering after deducting estimated underwriting discounts and commissions and estimated offering expenses payable by us. We contributed the net proceeds from the IPO to Carrols, which used such funds to repay approximately $68.0 million principal amount of term loan borrowings under our prior senior credit facility.

The following table sets forth our selected consolidated financial data derived from our audited consolidated financial statements for each of the years ended December 31, 2005, 2006, 2007, 2008 and 2009. The information in the following table should be read together with our consolidated financial statements and accompanying notes as of December 31, 2008 and 2009 and for the years ended December 31, 2007, 2008 and 2009, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included under Item 7 of this report. These historical results are not necessarily indicative of the results to be expected in the future. Our fiscal years ended December 31, 2005, 2006, 2007 and 2008 each contained 52 weeks. Our fiscal year ended December 31, 2009 contained 53 weeks. The amounts in the table below reflect rounding adjustments.

The difference between the consolidated financial statements of Carrols Restaurant Group and Carrols is primarily due to additional rent expense of approximately $6,000 per year for Carrols Restaurant Group and the composition of stockholders’ equity (deficit).

	Year Ended December 31,
	2005	2006	2007	2008	2009
	(Dollar amounts in thousands, except share and per share data)
Statements of operations data:
Revenues:
Restaurant sales	$705,422	$750,069	$788,065	$814,893	$814,534
Franchise royalty revenues and fees	1,488	1,357	1,344	1,434	1,606

Total revenues	706,910	751,426	789,409	816,327	816,140

Costs and expenses:
Cost of sales	203,827	210,299	225,945	244,816	237,446
Restaurant wages and related expenses (1)	204,292	218,797	231,735	236,215	239,553
Restaurant rent expense	34,668	37,768	44,122	46,686	49,709
Other restaurant operating expenses	103,714	111,101	115,792	123,278	117,761
Advertising expense	25,523	27,692	30,941	31,329	31,172
General and administrative (1)	58,940	49,756	52,633	52,663	51,851
Depreciation and amortization	33,096	33,534	31,777	32,436	32,520
Impairment and other lease charges	1,468	1,019	2,169	5,521	2,771
Other income (2)	—	(2,787)	(1,150)	(580)	(720)

Total operating expenses	665,528	687,179	733,964	772,364	762,063

Income from operations	41,382	64,247	55,445	43,963	54,077
Interest expense	42,972	44,262	31,439	28,033	19,638
Loss (gain) on extinguishment of debt	—	—	1,485	(4,368)	—

Income (loss) before income taxes	(1,590)	19,985	22,521	20,298	34,439
Provision for income taxes	2,760	6,561	7,468	7,546	12,604

Net income (loss)	$(4,350)	$13,424	$15,053	$12,752	$21,835

Per share data (3):
Basic net income (loss) per share	$(0.29)	$0.83	$0.70	$0.59	$1.01
Diluted net income (loss) per share	$(0.29)	$0.83	$0.70	$0.59	$1.00

Weighted average shares outstanding (3):
Basic	14,905,750	16,152,060	21,551,850	21,573,500	21,594,366
Diluted	14,905,750	16,152,330	21,559,239	21,575,773	21,768,683
Other financial data:
Net cash provided from operating activities	$22,008	$48,755	$54,955	$44,646	$60,688
Total capital expenditures	38,849	45,139	55,818	62,408	36,944

	Year Ended December 31,
	2005	2006	2007	2008	2009
	(dollar amounts in thousands)
Operating Data:
Total company-owned restaurants (at end of period)	540	547	553	560	559

Pollo Tropical:
Company-owned restaurants (at end of period)	69	76	84	91	91
Average number of company-owned restaurants	64.9	71.7	79.6	87.5	90.8
Revenues:
Restaurant sales	$135,787	$153,062	$167,458	$173,979	$176,525
Franchise royalty revenues and fees	1,196	1,145	1,097	1,145	1,315

Total revenues	136,983	154,207	168,555	175,124	177,840
Average annual sales per company-owned restaurant (4)	2,092	2,135	2,104	1,988	1,911
Segment EBITDA (5)(8)	28,684	28,422	28,524	23,222	26,228
Segment EBITDA margin (6)	20.9%	18.4%	16.9%	13.3%	14.7%
Change in comparable company-owned restaurant sales (7)	4.7%	3.2%	1.4%	(1.0)%	(1.3)%

Taco Cabana:
Company-owned restaurants (at end of period)	135	143	147	154	156
Average number of company-owned restaurants	129.8	138.8	144.2	149.9	154.6
Revenues:
Restaurant sales	$209,539	$228,092	$238,860	$249,365	$253,989
Franchise royalty revenues and fees	292	212	247	289	291

Total revenues	209,831	228,304	239,107	249,654	254,280
Average annual sales per company-owned restaurant (4)	1,614	1,643	1,656	1,664	1,607
Segment EBITDA (5) (9)	31,927	33,494	30,407	28,934	31,006
Segment EBITDA margin (6)	15.2%	14.7%	12.7%	11.6%	12.2%
Change in comparable company-owned restaurant sales (7)	1.2%	1.7%	0.2%	0.0%	(3.7)%

Burger King:
Restaurants (at end of period)	336	328	322	315	312
Average number of restaurants	343.5	331.2	325.0	319.3	313.2
Restaurant sales	$360,096	$368,915	$381,747	$391,549	$384,020
Average annual sales per restaurant (4)	1,048	1,114	1,175	1,226	1,206
Segment EBITDA (5) (10)	31,767	34,177	30,848	31,123	32,825
Segment EBITDA margin (6)	8.8%	9.3%	8.1%	7.9%	8.5%
Change in comparable restaurant sales (7)	1.0%	4.2%	4.6%	3.5%	(2.6)%

Balance sheet data (at end of period):
Total assets	$496,945	$452,859	$465,558	$450,198	$439,977
Working capital	(25,441)	(30,546)	(33,112)	(41,570)	(40,170)
Debt:
Senior and senior subordinated debt	$391,800	$298,400	$300,000	$300,000	$271,900
Capital leases	1,896	1,509	1,283	1,295	1,193
Lease financing obligations	110,898	58,571	52,689	14,859	9,999

Total debt	$504,594	$358,480	$353,972	$316,154	$283,092

Stockholders’ equity (deficit)	$(103,537)	$(25,767)	$(6,835)	$8,459	$31,404

(1)	Restaurant wages and related expenses include stock-based compensation expense of $6 for 2006, $228 for 2007, $233 for 2008 and $215 for 2009. General and administrative expenses include stock-based compensation expense for the year ended December 31, 2005, 2006, 2007, 2008 and 2009 of $16,432, $74, $1,310, $1,706 and $1,196, respectively.

(2)	Other income in 2009 includes a gain of $0.6 million related to an insurance recovery for damages to Taco Cabana restaurants damaged during with Hurricane Ike, a gain of $0.2 million related to the sale of a non-operating property and a loss of $0.1 million associated with a sale-leaseback of a restaurant property. Other income in 2008 includes gains of $0.1 million related to the sale of a Taco Cabana restaurant property and $0.5 million related to insurance recovery for damages to a Taco Cabana restaurant property in Galveston, Texas during Hurricane Ike. Other income in 2007 in includes gains of $1.2 million related to the sale of one Taco Cabana property and two non-operating Burger King properties. Other income in 2006 includes gains of $1.4 million related to the sale of a Pollo Tropical leasehold and $1.4 million from a reduction in certain reserves of $1.1 million related to a restructuring charge in 2001 and a reduction in lease liability reserves of $0.3 million for such locations due to an increase in estimates for future sublease income. See Note 9 to the consolidated financial statements.

(3)	In December 2006, the Company and certain selling stockholders completed the IPO of 5,666,666 and 5,333,334 shares of our common stock, respectively (the latter of which included 1,000,000 shares sold upon the underwriters’ exercise of its over-allotment option), at an initial public offering price of $13.00 per share. In connection with and prior to the IPO, we effected an 11.288 for one stock split on December 8, 2006. Net income (loss) per share is based on shares of our common stock and dilutive options and also gives effect to the stock split on a retroactive basis. Basic and diluted net income (loss) per share amounts for periods prior to 2006 do not reflect the additional shares issued in our IPO.

(4)	Average annual sales per restaurant are derived by dividing restaurant sales for such year for the applicable segment by the average number of company-owned and operated restaurants for the applicable segment for such year. For comparative purposes, the calculation of average annual sales per restaurant is based on a 52-week year. 2009 was a 53-week fiscal year. For purposes of calculating average annual sales per restaurant for 2009, we have excluded restaurant sales data for the extra week of 2009.

(5)	Segment EBITDA is defined as earnings attributable to the applicable segment before interest, income taxes, depreciation and amortization, impairment and other lease charges, stock based compensation expense, other income and gains and losses on extinguishment of debt. The calculation of Segment EBITDA for our Burger King restaurants includes general and administrative expenses related directly to our Burger King segment, as well as the expenses associated with administrative support for all three of our segments including executive management, information systems and certain accounting, legal and other administrative functions. See Note 12 to our Consolidated Financial Statements.

(6)	Segment EBITDA margin means Segment EBITDA as a percentage of the total revenues of the applicable segment.

(7)	The changes in comparable restaurant sales are calculated using only those company-owned and operated restaurants open since the beginning of the earliest period being compared and for the entirety of both periods being compared. Restaurants are included in comparable restaurant sales after they have been open for 12 months for our Burger King restaurants and 18 months for our Pollo Tropical and Taco Cabana restaurants. For comparative purposes, the calculation of the changes in comparable restaurant sales is based on a 52-week year. 2009 was a 53-week fiscal year. For purposes of calculating the changes in comparable restaurant sales, we have excluded restaurant sales data for the extra week of 2009.

(8)	Includes general and administrative expenses related directly to our Pollo Tropical segment of approximately $7.5 million, $9.0 million, $9.9 million, $11.3 million and $10.3 million for the years ended December 31, 2005, 2006, 2007, 2008 and 2009, respectively.

(9)	Includes general and administrative expenses related directly to our Taco Cabana segment of approximately $10.2 million, $11.6 million, $11.1 million, $11.6 million and $11.4 million for the years ended December 31, 2005, 2006, 2007, 2008 and 2009, respectively.

(10)	Includes general and administrative expenses related directly to our Burger King segment as well as expenses associated with administrative support to all three of our segments including executive management, information systems and certain accounting, legal and other administrative functions. All of such expenses totaled approximately $24.9 million, $29.1 million, $30.3 million, $29.8 million and $28.9 million for the years ended December 31, 2005, 2006, 2007, 2008 and 2009, respectively.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Throughout this Annual Report on Form 10-K, we refer to Carrols Restaurant Group, Inc. as “Carrols Restaurant Group” and, together with its consolidated subsidiaries, as “we”, “our” and “us” unless otherwise indicated or the context otherwise requires. Any reference to “Carrols” refers to our wholly-owned subsidiary, Carrols Corporation, a Delaware corporation, and its consolidated subsidiaries, unless otherwise indicated or the context otherwise requires. This combined Annual Report on Form 10-K is filed by both Carrols Restaurant Group and its wholly owned subsidiary, Carrols.

We use a 52 or 53 week fiscal year ending on the Sunday closest to December 31. All references herein to the fiscal years ended January 3, 2010, December 28, 2008 and December 30, 2007 will be referred to as the years ended December 31, 2009, 2008 and 2007, respectively. The year ended December 31, 2009 consisted of 53 weeks. The years ended December 31, 2008, 2007 each consisted of 52 weeks.

Introduction

Carrols Restaurant Group is a holding company and conducts all of its operations through its direct and indirect subsidiaries and has no assets other than the shares of capital stock of Carrols, its direct wholly-owned subsidiary. The following “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (“MD&A”) relates to the consolidated financial statements of Carrols Restaurant Group and the consolidated financial statements for Carrols presented in Item 8.

The difference between the consolidated financial statements of Carrols Restaurant Group and Carrols is primarily due to additional rent expense of approximately $6,000 per year for Carrols Restaurant Group and the composition of stockholders’ equity.

The following MD&A is written to help the reader understand our company. The MD&A is provided as a supplement to, and should be read in conjunction with, the Consolidated Financial Statements and the accompanying financial statement notes of each of Carrols Restaurant Group and Carrols appearing elsewhere in this Annual Report on Form 10-K for the year ended December 31, 2009. The overview provides our perspective on the individual sections of MD&A, which include the following:

Company Overview—a general description of our business and our key financial measures.

Recent and Future Events Affecting Our Results of Operations—a description of recent events that affect and future events that may affect, our results of operations.

Executive Summary—an executive review of our performance for the year ended December 31, 2009.

Results of Operations—an analysis of our results of operations for the years ended December 31, 2009, 2008 and 2007, including a review of the material items and known trends and uncertainties.

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

Company Overview

We are one of the largest restaurant companies in the United States operating three restaurant brands in the quick-casual and quick-service restaurant segments with 559 restaurants located in 17 states as of December 31, 2009. We have been operating restaurants for more than 45 years. We own and operate two Hispanic restaurant brands, Pollo Tropical and Taco Cabana (together referred to by us as our Hispanic Brands), which we acquired in 1998 and 2000, respectively. We are also the largest Burger King franchisee, based on the number of restaurants, and have operated Burger King restaurants since 1976. As of December 31, 2009, our company-owned restaurants included 91 Pollo Tropical restaurants and 156 Taco Cabana restaurants, and we operated 312 Burger King restaurants under franchise agreements. We also franchise our Hispanic Brand restaurants with 32 franchised restaurants located in the United States, Puerto Rico, Ecuador, Honduras and the Bahamas as of December 31, 2009. We believe that the diversification and strength of our restaurant brands as well as the geographic dispersion of our restaurants provide us with stability and enhanced growth opportunities. For the years ended December 31, 2009 and 2008, we had total revenues of $816.1 million and $816.3 million, respectively, and net income of $21.8 million and $12.8 million, respectively.

The following is an overview of the key financial measures discussed in our results of operations:

•

Restaurant sales consist of food and beverage sales, net of discounts, at our company-owned and operated restaurants. Restaurant sales are influenced by menu price increases, new restaurant openings, closures of restaurants and changes in comparable restaurant sales. Changes in comparable restaurant sales are calculated using only those restaurants open since the beginning of the earliest period being compared and for the entirety of both periods being compared. Restaurants are included in comparable restaurant sales after they have been open for 12 months for our Burger King restaurants and 18 months for our Pollo Tropical and Taco Cabana restaurants. For comparative purposes, the calculation of the changes in comparable restaurant sales is based on a 52-week year. 2009 was a 53-week fiscal year. For purposes of calculating the changes in comparable restaurant sales, we have excluded restaurant sales data for the extra week of 2009.

•

Cost of sales consists of food, paper and beverage costs including packaging costs, less purchase discounts. Cost of sales is generally influenced by changes in commodity costs, the sales mix of items sold and the effectiveness of our restaurant-level controls to manage food and paper costs. Key commodities for our Pollo Tropical and Taco Cabana restaurants, including chicken and beef, are generally purchased under annual contracts.

•

Restaurant wages and related expenses include all restaurant management and hourly productive labor costs, employer payroll taxes, restaurant-level bonuses and related benefits. Payroll and related benefits are subject to inflation, including minimum wage increases and increased costs for health insurance, workers’ compensation insurance and state unemployment insurance.

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

•

General and administrative expenses are comprised primarily of (1) salaries and expenses associated with corporate and administrative functions that support the development and operations of our restaurants, (2) legal, auditing and other professional fees and (3) stock-based compensation expense.

•

Segment EBITDA, which is the measure of segment profit or loss used by our chief operating decision maker for purposes of allocating resources to our segments and assessing their performance, is defined as earnings attributable to the applicable segment before interest, income taxes, depreciation and amortization, impairment and other lease charges, stock-based compensation expense, other income and expense and gains and losses on the extinguishment of debt. Segment EBITDA may not be necessarily comparable to other similarly titled captions of other companies due to differences in methods of calculation. Segment EBITDA for our Burger King restaurants includes general and administrative expenses related directly to the Burger King segment as well as the expenses associated with administrative support to all three of our segments including executive management, information systems and certain accounting, legal and other administrative functions.

•

Depreciation and amortization primarily includes the depreciation of fixed assets, including equipment, owned buildings and leasehold improvements utilized in our restaurants, depreciation of assets under lease financing obligations and the amortization of Burger King franchise rights and franchise fees.

•

Interest expense consists primarily of interest expense associated with the Notes, borrowings under our senior credit facility, amortization of deferred financing costs and imputed interest expense on leases entered into in connection with sale-leaseback transactions which are accounted for as lease financing obligations. Interest expense also includes any gains and losses from the settlement of lease financing obligations. Interest on borrowings under our senior credit facility is generally based on LIBOR plus a current margin of 1.0% or prime as we designate. Consequently, changes in LIBOR rates or prime will impact our interest expense.

Recent and Future Events Affecting our Results of Operations

Future Restaurant Closures

We evaluate the performance of our Burger King restaurants on an ongoing basis including an assessment of the current and future operating results of the restaurant, and in relation to Burger King franchise agreement renewals, the cost of required capital improvements. We may elect to close restaurants based on such evaluation. In 2009, we closed four Burger King restaurants, not including restaurants relocated within the same market area. We currently anticipate that we will close an additional seven Burger King restaurants in 2010, excluding any Burger King restaurants which we may close and relocate.

We closed two underperforming Taco Cabana restaurants and one underperforming Pollo Tropical restaurant in 2009. We currently anticipate the closing of two additional Taco Cabana restaurants in 2010.

We do not believe that the future impact on our consolidated results of operations from such restaurant closures will be material, although there can be no assurance in this regard. Our determination of whether to close restaurants in the future is subject to further evaluation and may change.

From time to time we consider and evaluate strategic alternatives with respect to our Burger King restaurants, including the possible future sale of some or all of such restaurants. At this time, we have no understandings, commitments or agreements with respect to the foregoing and there can be no assurance that we will enter into any such arrangements in the future.

Unearned Purchase Discounts

Unearned purchase discounts are amortized as a reduction of cost of sales either over the life of the supplier contract or the estimated purchase commitment period. In 2000, Burger King Corporation arranged for the Coca-Cola Company and Dr. Pepper/Seven-Up, Inc. to provide funding to franchisees in connection with certain initiatives to upgrade restaurants. We received approximately $20.4 million during 2000 and 2001 under this arrangement with these suppliers. The total amount of these purchase discounts amortized for each of the years ended December 31, 2009, 2008 and 2007 was $2.2 million. At December 31, 2009 these purchase discounts have been fully amortized which will result in an increase in our cost of sales for the year ending December 31, 2010 when compared to 2009.

Executive Summary—Operating Performance for the Year Ended December 31, 2009

Total revenues for the year ended December 31, 2009 were $816.1 million as compared to $816.3 million in the prior year. Revenues from our Hispanic Brand restaurants increased 1.7% to $432.1 million from $424.8 million in 2008 and revenues from our Burger King restaurants decreased 1.9% to $384.0 million from $391.5 million in 2008. Comparable restaurant sales decreased 1.3% at our Pollo Tropical restaurants, decreased 3.7% at our Taco Cabana restaurants and decreased 2.6% at our Burger King restaurants.

Restaurant operating margins were favorably impacted in 2009 by lower food costs which decreased 0.8%, as a percentage of total restaurant sales, compared to 2008. This was primarily a result of lower commodity prices for Burger King and Taco Cabana restaurants and lower fuel surcharges from our distributors. As a percentage of total restaurant sales, restaurant wages and related expenses increased to 29.4% in 2009 from 29.0% in 2008 due to the effect of lower sales volumes on fixed labor costs and minimum wage increases in the past twelve months. These factors were somewhat mitigated due to improvements in labor productivity and reduced employee turnover. Operating margins were also favorably impacted by lower utility costs which, as a percentage of total restaurant sales, decreased to 3.5% in 2009 from 4.1% in 2008.

General and administrative expenses decreased to $51.9 million in 2009 from $52.7 million in 2008, and as a percentage of restaurant sales, decreased to 6.4% in 2009 compared to 6.5% in 2008, due to cost reduction initiatives partially offset by higher administrative bonus accruals.

Impairment and other lease charges were $2.8 million in 2009 compared to $5.5 million in 2008 and relate primarily to one underperforming Pollo Tropical restaurant and two Burger King restaurants.

Interest expense decreased $8.4 million to $19.6 million in 2009 from $28.0 million in 2008 due to a reduction in our total outstanding indebtedness of $70.9 million since the beginning of 2008 and lower effective interest rates on our LIBOR based borrowings under our senior credit facility.

Our effective income tax rate, including discrete tax items, decreased to 36.6% in 2009 from 37.2% in 2008 due in part to discrete tax items in 2009 which reduced income tax expense by $0.2 million.

As a result of the above, net income increased $9.1 million to $21.8 million, or $1.00 per diluted share, in 2009 compared to $12.8 million, or $.59 per diluted share, in 2008.

Results of Operations

The following table sets forth, for the years ended December 31, 2009, 2008 and 2007, selected operating results as a percentage of consolidated restaurant sales:

	Year Ended December 31,
	2009	2008	2007
Restaurant sales:
Pollo Tropical	21.7%	21.4%	21.3%
Taco Cabana	31.2%	30.6%	30.3%
Burger King	47.1%	48.0%	48.4%

Total restaurant sales	100.0%	100.0%	100.0%
Costs and expenses:
Cost of sales	29.2%	30.0%	28.7%
Restaurant wages and related expenses	29.4%	29.0%	29.4%
Restaurant rent expense	6.1%	5.7%	5.6%
Other restaurant operating expenses	14.5%	15.1%	14.7%
Advertising expense	3.8%	3.8%	3.9%
General and administrative expenses .	6.4%	6.5%	6.7%

Fiscal 2009 (53 Weeks) Compared to Fiscal 2008 (52 weeks)

In 2009 we opened one new Pollo Tropical restaurant, four new Taco Cabana restaurants and two new Burger King restaurants. Both Burger King restaurants were relocations within their market areas. In 2009 we also closed one Pollo Tropical restaurant, two Taco Cabana restaurants and four Burger King restaurants, excluding relocations. The 2009 fiscal year contained 53 weeks compared to 52 weeks in 2008. The effect of the additional week in 2009 included revenues of approximately $13.6 million, operating income of approximately $2.9 million and net income of approximately $1.6 million, or $.07 per share.

Restaurant Sales. Total restaurant sales in 2009 decreased slightly to $814.5 million from $814.9 million in 2008. Restaurant sales at our Hispanic Brand restaurants increased 1.7% to $430.5 million in 2009 from $423.3 million in 2008.

Pollo Tropical restaurant sales increased $2.5 million to $176.5 million in 2009 due primarily to the net addition of seven new Pollo Tropical restaurants since the beginning of 2008, which contributed $3.1 million in additional restaurant sales in 2009, and the additional week in 2009. These increases were partially offset by a decrease in comparable restaurant sales of 1.3% primarily from a decrease in average check. The effect in 2009 of menu price increases taken in 2008 was approximately 3.8% although our average check decreased approximately 1.4% in 2009 compared to 2008 reflecting the effect of menu mix changes and the effect of product promotions.

Taco Cabana restaurant sales increased $4.6 million to $254.0 million in 2009 due primarily to the net increase of nine Taco Cabana restaurants since the beginning of 2008, which contributed $9.4 million of additional restaurant sales in 2009, and the additional week in 2009. These increases were partially offset by a 3.7% decrease in comparable restaurant sales in 2009 attributable primarily to lower customer traffic. The effect in 2009 of menu price increases taken in 2008 was approximately 4.1% in 2009 although our average check decreased approximately 0.4% in 2009 compared to 2008 reflecting the effect of menu mix changes and product promotions, particularly in the second half of 2009.

Burger King restaurant sales decreased $7.5 million to $384.0 million in 2009 due to a decrease in comparable restaurant sales of 2.6% in 2009 primarily from lower customer traffic and from the closure, excluding relocated restaurants, of ten Burger King restaurants since the beginning of 2008. The effect in 2009 of menu price increases primarily taken in 2008 was approximately 2.6% in 2009 although our average check increased approximately 1.0% in 2009 compared to 2008 reflecting the effect of menu mix changes and product promotions, particularly in the fourth quarter of 2009.

Operating Costs and Expenses. Cost of sales as a percentage of total restaurant sales decreased to 29.2% in 2009 from 30.0% in 2008. Pollo Tropical cost of sales, as a percentage of Pollo Tropical restaurant sales, decreased to 33.0% in 2009 from 33.3% in 2008 due primarily to the effect of menu price increases taken in 2008 substantially offset by higher chicken commodity prices (0.2% of Pollo Tropical sales) and higher prices of other commodities including plantains, rice and black beans (0.7% of Pollo Tropical sales). Taco Cabana cost of sales, as a percentage of Taco Cabana restaurant sales, decreased to 29.0% in 2009 from 30.6% in 2008 due primarily to the effect of menu price increases taken in 2008, lower commodity prices for cheese (0.9% of Taco Cabana sales) and less product waste from increased food controls (0.3% of Taco Cabana sales) partially offset by increases in the price of other commodities including produce (0.7% of Taco Cabana sales). Burger King cost of sales, as a percentage of Burger King restaurant sales, decreased to 27.4% in 2009 from 28.2% in 2008 due primarily to lower commodity costs (0.8% of Burger King sales) including lower beef costs (0.6% of Burger King sales) and higher vendor rebates (0.3% of Burger King sales). Increases in sales from lower margin menu items, particularly in the fourth quarter of 2009, were offset by the full year effect of menu price increases taken in 2008.

Restaurant wages and related expenses, as a percentage of total restaurant sales, increased to 29.4% in 2009 from 29.0% in 2008. Pollo Tropical restaurant wages and related expenses, as a percentage of Pollo Tropical restaurant sales, decreased slightly to 24.9% in 2009 from 25.0% in 2008 due primarily to lower workers compensation claim costs (0.4% of Pollo Tropical sales) partially offset by higher medical claim costs (0.2% of Pollo Tropical sales). Taco Cabana restaurant wages and related expenses, as a percentage of Taco Cabana restaurant sales increased to 29.9% in 2009 from 29.1% in 2008 due primarily to higher medical and workers compensation claim costs (0.5% of Taco Cabana sales) and the effect of lower sales volumes on fixed labor costs. Burger King restaurant wages and related expenses, as a percentage of Burger King restaurant sales, increased to 31.1% in 2009 from 30.7% in 2008 due primarily to the impact of lower sales volumes on fixed labor costs and higher medical claim costs (0.2% of Burger King sales) partially offset by improved labor productivity.

Restaurant rent expense, as a percentage of total restaurant sales, increased to 6.1% in 2009 from 5.7% in 2008 due primarily to the reduction in lease financing obligations since the beginning of 2008 which resulted in a recharacterization of certain transactions as qualified sales and the related lease payments as restaurant rent expense, rather than as payments of interest and principal. Restaurant rent expense also increased from sale-leaseback transactions completed since the beginning of 2008 and from the effect of lower sales volumes on fixed rental costs.

Other restaurant operating expenses, as a percentage of total restaurant sales, decreased to 14.5% in 2009 from 15.1% in 2008. Pollo Tropical other restaurant operating expenses, as a percentage of Pollo Tropical restaurant sales, decreased to 13.8% in 2009 from 14.7% in 2008 due primarily to lower repair and maintenance expenses (0.5% of Pollo Tropical sales) and lower utility costs (0.1% of Pollo Tropical sales). Taco Cabana other restaurant operating expenses, as a percentage of Taco Cabana restaurant sales, decreased to 14.2% in 2009 from 15.1% in 2008 due primarily to lower utility costs (0.5% of Taco Cabana sales), lower repair and maintenance expenses (0.2% of Taco Cabana sales) and lower security related costs. Burger King other restaurant operating expenses, as a percentage of Burger King restaurant sales, decreased to 14.9% in 2009 from 15.3% in 2008 due primarily to lower utility costs (0.5% of Burger King sales) partially offset by higher credit card fees (0.1% of Burger King sales).

Advertising expense, as a percentage of total restaurant sales, was 3.8% in both 2009 and 2008. Pollo Tropical advertising expense, as a percentage of Pollo Tropical restaurant sales, increased slightly to 2.7% in 2009 from 2.6% in 2008. Taco Cabana advertising expense, as a percentage of Taco Cabana restaurant sales, increased to 4.0% in 2009 from 3.7% in 2008 due to increased advertising spending. Burger King advertising expense, as a percentage of Burger King restaurant sales, decreased to 4.2% in 2009 from 4.5% in 2008 due to decreased promotional activities in certain of our Burger King markets.

General and administrative expenses decreased $0.8 million in 2009 to $51.9 million and, as a percentage of total restaurant sales, were 6.4% in 2009 and 6.5% in 2008. Before an increase in performance-based bonus expense of $4.8 million, all other general and administrative expenses were reduced by $5.6 million compared to 2008 due substantially from cost reduction initiatives implemented in late 2008. General and administrative expenses are currently anticipated to increase 2% to 3% in 2010 compared to 2009.

Segment EBITDA. As a result of the factors set forth above, Segment EBITDA for our Pollo Tropical restaurants increased to $26.2 million in 2009 from $23.2 million in 2008. Segment EBITDA for our Taco Cabana restaurants increased to $31.0 million in 2009 from $28.9 million in 2008. Segment EBITDA for our Burger King restaurants increased to $32.8 million in 2009 from $31.1 million in 2008.

Depreciation and Amortization. Depreciation and amortization expense was $32.5 million in 2009 compared to $32.4 million in 2008 as increases in depreciation at our Taco Cabana restaurants from the opening of additional restaurants in 2008 and 2009 was substantially offset by lower depreciation expense pertaining to our Burger King restaurants.

Impairment and Other Lease Charges. Impairment and other lease charges were $2.8 million in 2009 and consisted primarily of a $1.9 million impairment charge associated with an underperforming Pollo Tropical restaurant, $0.5 million of impairment charges primarily associated with two underperforming Burger King restaurants and $0.3 million in other lease charges related to the closing of a Pollo Tropical restaurant. Impairment and other lease charges were $5.5 million in 2008.

Interest Expense. Total interest expense decreased $8.4 million to $19.6 million in 2009 from $28.0 million in 2008 due to a reduction in our total outstanding indebtedness of $70.9 million since the beginning of 2008 and lower effective interest rates on our LIBOR based borrowings under our senior credit facility. The weighted average interest rate on our long-term debt, excluding lease financing obligations, for 2009 decreased to 5.9% from 6.9% in 2008. Interest expense on lease financing obligations decreased to $1.1 million in 2009 compared to $4.9 million in 2008 due to a reduction in lease financing obligations of $42.7 million since the beginning of 2008.

Provision for Income Taxes. The effective tax rate for 2009, including discrete tax items, was 36.6%. Discrete tax adjustments reduced the provision for income taxes in 2009 by $0.2 million. The effective tax rate for 2008, including discrete tax items, was 37.2%. Discrete tax adjustments reduced the provision for income taxes by $0.1 million in 2008.

Net Income. As a result of the foregoing, net income was $21.8 million in 2009 compared to $12.8 million in 2008.

Fiscal 2008 Compared to Fiscal 2007

In 2008, we opened seven new Pollo Tropical restaurants, ten new Taco Cabana restaurants and four new Burger King restaurants, three of which were relocated within their market areas under a new franchise agreement. We also closed an additional eight Burger King restaurants and three Taco Cabana restaurants.

Restaurant Sales. Total restaurant sales in 2008 increased $26.8 million, or 3.4%, to $814.9 million from $788.1 million due to increased restaurant sales at our Hispanic Brand restaurants of $17.0 million, or 4.2%, to $423.3 million in 2008 and a $9.8 million increase in sales at our Burger King restaurants.

Pollo Tropical restaurant sales increased $6.5 million, or 3.9%, to $174.0 million in 2008 due primarily to the opening of sixteen new Pollo Tropical restaurants since the beginning of 2007, which contributed $10.5 million in additional sales in 2008 compared to 2007. This increase was offset in part by a decrease in comparable restaurant sales at our Pollo Tropical restaurants of 1.0% in 2008 due to lower customer traffic and the closure of one Pollo Tropical restaurant in 2007.

Taco Cabana restaurant sales increased $10.5 million, or 4.4%, to $249.4 million in 2008 due primarily to the opening of eighteen new Taco Cabana restaurants since the beginning of 2007 which contributed $11.7 million of additional sales in 2008 compared to 2007. This increase was partially offset by the closure of seven Taco Cabana restaurants since the beginning of 2007. Comparable restaurant sales in 2008 at our Taco Cabana restaurants were flat.

Burger King restaurant sales increased by $9.8 million, or 2.6%, to $391.5 million in 2008 due to a comparable restaurant sales increase of 3.5% at our Burger King restaurants primarily due to menu price increases. This increase was offset in part by the closure of fourteen Burger King restaurants since the beginning of 2007.

Operating Costs and Expenses. Cost of sales (food and paper costs), as a percentage of total restaurant sales, increased to 30.0% in 2008 from 28.7% in 2007. Pollo Tropical cost of sales, as a percentage of Pollo Tropical restaurant sales, increased to 33.3% in 2008 from 32.0% in 2007 due primarily to higher chicken commodity prices (1.3% of Pollo Tropical sales) and higher prices of other commodities (1.6% of Pollo Tropical sales) partially offset by the effect of menu price increases. Taco Cabana cost of sales, as a percentage of Taco Cabana restaurant sales, increased to 30.6% in 2008 from 29.9% in 2007 due to higher commodity prices (2.1% of Taco Cabana sales) which included higher cheese prices (0.7% of Taco Cabana sales) and higher wheat-based product prices (0.3% of Taco Cabana sales) partially offset by the effect of menu price increases. Burger King cost of sales, as a percentage of Burger King restaurant sales, increased to 28.2% in 2008 from 26.4% in 2007 due primarily to higher commodity prices (2.4% of Burger King sales) including higher prices for beef, cheese, potatoes, shortening and wheat-based products, offset in part by the effect of menu price increases.

Restaurant wages and related expenses, as a percentage of total restaurant sales, decreased to 29.0% in 2008 from 29.4% in 2007. Pollo Tropical restaurant wages and related expenses, as a percentage of Pollo Tropical restaurant sales, increased slightly to 25.0% in 2008 from 24.9% in 2007 due primarily to higher workers compensation claim costs (0.3% of Pollo Tropical sales). Taco Cabana restaurant wages and related expenses, as a percentage of Taco Cabana restaurant sales, increased to 29.1% in 2008 from 28.9% in 2007 due primarily to higher restaurant level bonus accruals. Burger King restaurant wages and related expenses, as a percentage of Burger King restaurant sales, decreased to 30.7% in 2008 from 31.7% in 2007 due primarily to effective management of productive labor hours, the effect of higher sales volumes on fixed labor costs, and lower medical insurance claim costs (0.2% of Burger King sales).

Restaurant rent expense, as a percentage of total restaurant sales, increased to 5.7% in 2008 from 5.6% in 2007 due primarily to the effect of sale-leaseback transactions entered into since the beginning of 2007.

Other restaurant operating expenses, as a percentage of total restaurant sales, increased to 15.1% in 2008 from 14.7% in 2007. Pollo Tropical other restaurant operating expenses, as a percentage of Pollo Tropical restaurant sales, increased to 14.7% in 2008 from 13.4% in 2007 due primarily to higher repair and maintenance expenses (0.4% of Pollo Tropical sales), higher utility costs (0.5% of Pollo Tropical sales) and higher general liability claim costs (0.3% of Pollo Tropical sales). Taco Cabana other restaurant operating expenses, as a percentage of Taco Cabana restaurant sales, increased to 15.1% in 2008 from 14.9% in 2007 due primarily to higher utility costs (0.4% of Taco Cabana sales) offset in part by lower general liability claim costs (0.2% of Taco Cabana sales). Burger King other restaurant operating expenses, as a percentage of Burger King restaurant sales, increased to 15.3% in 2008 from 15.2% in 2007 due primarily to higher utility costs.

Advertising expense, as a percentage of total restaurant sales, decreased to 3.8% in 2008 from 3.9% in 2007. Pollo Tropical advertising expense, as a percentage of Pollo Tropical restaurant sales, increased to 2.6% in 2008 from 2.4% in 2007 due to the timing of promotions. Taco Cabana advertising expense, as a percentage of Taco Cabana restaurant sales, decreased to 3.7% in 2008 from 4.1% in 2007 due primarily to reductions in media spending in 2008. Burger King advertising expense, as a percentage of Burger King restaurant sales, was 4.5% in both 2008 and 2007.

General and administrative expenses, as a percentage of total restaurant sales, decreased to 6.5% in 2008 from 6.7% in 2007 due primarily to lower administrative bonus accruals of $3.2 million.

Segment EBITDA. As a result of the factors above, Segment EBITDA for our Pollo Tropical restaurants decreased to $23.2 million in 2008 from $28.5 million in 2007. Segment EBITDA for our Taco Cabana restaurants decreased to $28.9 million in 2008 from $30.4 million in 2007. Segment EBITDA for our Burger King restaurants increased to $31.1 million in 2008 from $30.8 million in 2007.

Depreciation and Amortization. Depreciation and amortization expense increased $0.7 million to $32.4 million in 2008 from $31.8 million in 2007 due primarily to additional depreciation expense related to our capital expenditures since the beginning of 2007.

Impairment and Other Lease Charges. Impairment and other lease charges were $5.5 million in 2008 of which $3.1 million was for three underperforming operating Pollo Tropical restaurants and $2.2 million was for two underperforming Taco Cabana restaurants which were closed in late December. Impairment losses in 2007 were $2.2 million which included a $1.7 million charge related to an underperforming Pollo Tropical restaurant which was closed in the fourth quarter of 2007.

Interest Expense. Interest expense decreased $3.4 million to $28.0 million in 2008 from $31.4 million in 2007. This reduction is primarily due to lower effective interest rates on our LIBOR based borrowings under our senior credit facility and, to a lesser extent, a reduction of interest expense on lease financing obligations. The weighted average interest rate on our long-term debt, excluding lease financing obligations, for 2008 decreased to 6.9% from 8.1% in 2007. Interest expense on lease financing obligations decreased to $4.9 million in 2008 from $5.5 million in 2007 due to amendments of leases previously accounted for as lease financing obligations and settlements of lease financing obligations in 2007 and 2008.

Provision for Income Taxes. The provision for income taxes for 2008 was derived using an estimated effective annual income tax rate for 2008 of 37.7%, which excludes any discrete tax adjustments. Discrete tax adjustments reduced the provision for income taxes by $0.1 million in 2008 and $0.9 million in 2007. The provision for income taxes for 2007 was derived using an estimated effective annual income tax rate for 2007, excluding discrete tax adjustments, of 37.1%.

Net Income. As a result of the foregoing, net income was $12.8 million in 2008 compared to $15.1 million in 2007.

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

In response to economic conditions and changes in the capital markets, we have and will continue to focus on reducing our debt balances and our financial leverage, particularly in the near term. We significantly reduced our spending on new restaurant development in 2009 which allowed us to utilize our free cash flow to reduce our outstanding indebtedness. We plan to continue to limit new restaurant growth in 2010.

Operating activities. Net cash provided from operating activities for the years ended December 31, 2009, 2008 and 2007 was $60.7 million, $44.6 million and $55.0 million, respectively. Net cash provided by operating activities in 2009 was primarily attributable to net income of $21.8 million, adjusted for non-cash items including depreciation and amortization expense of $32.5 million and impairment and other lease charges of $2.8 million. Net cash provided by operating activities in 2008 was due primarily to net income of $12.8 million, adjusted for non-cash items including depreciation and amortization expense of $32.4 million and impairment and other lease charges of $5.5 million. In addition we recorded a non-cash pretax gain of $4.4 million on extinguishment of debt from the repurchase and retirement of $15.0 million principal amount of the Notes in open market transactions. Net cash provided from operating activities for the year ended December 31, 2008, as compared to the year ended December 31, 2007, was lower by $7.3 million due to lower accounts payable and accrued payroll balances at December 31, 2008 primarily from lower administrative bonus accruals and the timing of vendor payments.

Investing activities. Net cash used for investing activities for the years ended December 31, 2009, 2008 and 2007 was $30.4 million, $47.6 million and $45.3 million, respectively. Capital expenditures are the largest component of our investing activities and include (1) new restaurant development, which may include the purchase of real estate; (2) restaurant remodeling, which includes the renovation or rebuilding of the interior and exterior of our existing restaurants, including expenditures associated with Burger King franchise renewals; (3) other restaurant capital expenditures, which include capital restaurant maintenance expenditures for the ongoing reinvestment and enhancement of our restaurants and, in 2009, $4.5 million for new cooking systems at our Burger King restaurants; and (4) corporate and restaurant information systems, including expenditures in 2009 and 2008 for new point-of-sale systems for all of our Pollo Tropical and Taco Cabana restaurants, respectively.

The following table sets forth our capital expenditures for the periods presented (in thousands):

	Pollo Tropical	Taco Cabana	Burger King	Other	Consolidated
	(Dollars in thousands)
Year Ended December 31, 2009:
New restaurant development	$660	$7,129	$1,907	$—	$9,696
Restaurant remodeling	510	1,534	10,360	—	12,404
Other restaurant capital expenditures (1)	1,117	2,453	7,094	—	10,664
Corporate and restaurant information systems	—	—	—	4,180	4,180

Total capital expenditures	$2,287	$11,116	$19,361	$4,180	$36,944

Number of new restaurant openings (2)	1	4	2		7
Year Ended December 31, 2008:
New restaurant development	$13,316	$17,928	$4,612	$—	$35,856
Restaurant remodeling	3,415	506	7,689	—	11,610
Other restaurant capital expenditures (1)	2,339	2,442	3,639	—	8,420
Corporate and restaurant information systems	—	—	—	6,522	6,522

Total capital expenditures	$19,070	$20,876	$15,940	$6,522	$62,408

Number of new restaurant openings (3)	7	10	4		21
Year Ended December 31, 2007:
New restaurant development	$19,641	$14,134	$1,122	$—	$34,897
Restaurant remodeling	3,480	—	6,594	—	10,074
Other restaurant capital expenditures (1)	1,848	3,209	3,549	—	8,606
Corporate and restaurant information systems	—	—	—	2,241	2,241

Total capital expenditures	$24,969	$17,343	$11,265	$2,241	$55,818

Number of new restaurant openings	9	8	—		17

(1)	Excludes restaurant repair and maintenance expenses included in other restaurant operating expenses in our Consolidated Financial Statements. For the years ended December 31, 2009, 2008 and 2007, these restaurant repair and maintenance expenses were approximately $17.5 million, $19.1 million and $18.7 million, respectively.

(2)	Includes two Burger King restaurants which were relocations under a new franchise agreement in the same market area.

(3)	Includes three Burger King restaurants which were relocations under a new franchise agreement in the same market area.

In 2010, we anticipate that total capital expenditures will range from $40 million to $45 million, although the actual amount of capital expenditures may differ from these estimates. These capital expenditures are expected to include approximately $15 million to $18 million for the development of new restaurants and purchase of related real estate. In 2010 we anticipate opening four to six new Hispanic Brand restaurants and one Burger King restaurant which will be a relocation of an existing restaurant within its current market area. Capital expenditures in 2010 also are expected to include expenditures of approximately $23 million to $25 million for the ongoing reinvestment in our three restaurant concepts for remodeling costs and capital maintenance expenditures.

We also had expenditures related to the purchase of restaurant properties to be sold in sale-leaseback transactions of $2.9 million and $2.5 million during the years ended December 31, 2009 and 2007, respectively.

Investing activities also include sale-leaseback transactions related to our restaurant properties, the proceeds from which were $8.7 million in 2009, $14.6 million in 2008 and $10.6 million in 2007. In 2009 we also sold two non-operating properties for net proceeds of $0.8 million. In 2007 we also sold three properties for net proceeds of $2.4 million. The net proceeds from these sales were used to reduce outstanding borrowings under our senior credit facility.

Financing activities. Net cash used for financing activities for the years ended December 31, 2009, 2008 and 2007 was $29.3 million, $1.0 million and $6.2 million, respectively. In 2009 we made net repayments of revolving credit borrowings of $16.1 million and scheduled term loan principal payments of $10.0 million. In 2009 we also settled $1.9 million of lease financing obligations which included a lease financing obligation recorded earlier in 2009 for $0.8 million. In 2008 we had net revolver borrowings of $18.0 million and scheduled term loan principal payments of $3.0 million. During 2008 and 2007, we acquired properties whose leases were previously accounted for as lease financing obligations and settled lease financing obligations for $5.5 million and $6.2 million, respectively. In 2008, Carrols also repurchased and retired $15.0 million principal amount of our Notes in open market transactions for $10.4 million.

On March 9, 2007, Carrols entered into a new senior credit facility and terminated its prior senior credit facility. Term loan A borrowings of $120.0 million and an additional $4.3 million of revolver borrowings under the senior credit facility were used to repay all outstanding borrowings under the prior senior credit facility and to also pay certain fees and expenses incurred in connection with the senior credit facility. We incurred $1.2 million of financing costs related to the senior credit facility that were deferred.

Senior Credit Facility. Our senior credit facility initially totaled approximately $185 million, consisting of $120 million original principal amount of term loan A borrowings maturing on March 8, 2013 (or earlier on September 30, 2012 if the Notes are not refinanced by June 30, 2012) and a $65.0 million revolving facility (including a sub limit of up to $25.0 million for letters of credit and up to $5.0 million for swingline loans), maturing on March 8, 2012.

Both term loan and revolving credit borrowings under the senior credit facility bear interest at a per annum rate, at our option, of either:

1)	the applicable margin ranging from 0% to 0.25% based on our senior leverage ratio (as defined in the senior credit facility), plus the greater of (i) the prime rate or (ii) the federal funds rate for that day plus 0.5%; or

2)	Adjusted LIBOR plus the applicable margin percentage in effect ranging from 1.0% to 1.5% based on our senior leverage ratio. At January 3, 2010 the LIBOR margin percentage was 1.0%.

At January 3, 2010, outstanding borrowings under Term loan A were $105.0 million with the remaining balance due and payable as follows:

1)	a prepayment of approximately $1.0 million in March 2010 based on 2009 Excess Cash Flow, as defined;

2)	five quarterly installments of approximately $3.0 million beginning on March 31, 2010;

3)	four quarterly installments of approximately $4.5 million beginning on June 30, 2011; and

4)	four quarterly installments of approximately $17.8 million beginning on June 30, 2012.

Under our senior credit facility, Carrols is also required to make mandatory prepayments of principal on term loan A facility borrowings (a) annually in an amount up to 50% of Excess Cash Flow depending upon Carrols’ Total Leverage Ratio (as such terms are defined in the senior credit facility), (b) in the event of certain dispositions of assets (all subject to certain exceptions) and insurance proceeds, in an amount equal to 100% of the net proceeds received by Carrols therefrom, and (c) in an amount equal to 100% of the net proceeds from any subsequent issuance of debt. For the year ended December 31, 2009, Carrols is required to make a prepayment of approximately $1.0 million in March 2010, or 25% of the Excess Cash Flow for 2009, as defined. The senior credit facility contains customary default provisions as provided therein, including without limitation, a cross default provision pursuant to which it is an event of default under the senior credit facility if there is a default in the payment of any principal of or interest on any indebtedness of Carrols having an outstanding principal amount of at least $2.5 million (excluding lease financing obligations but which would include the Indenture governing the Notes) or any event or condition which results in the acceleration of such indebtedness prior to its stated maturity.

In general, obligations under the senior credit facility are guaranteed by us and all of Carrols’ material subsidiaries and are collateralized by a pledge of Carrols’ common stock and the stock of each of Carrols’ material subsidiaries. The senior credit facility contains certain covenants, including, without limitation, those limiting our ability to incur indebtedness, incur liens, sell or acquire assets or businesses, change the nature of our business, engage in transactions with related parties, make certain investments or pay dividends. In addition, we are required to meet certain financial ratios, including fixed charge coverage, senior leverage, and total leverage ratios (all as defined under the senior credit facility). Carrols was in compliance as of December 31, 2009 with the covenants in the senior credit facility. At December 31, 2009, Carrols fixed charge coverage ratio was 1.43 to 1.00 compared to the minimum required fixed charge ratio of 1.20 to 1.00, Carrols senior leverage ratio was 1.32 to 1.00 compared to the allowed senior leverage ratio of 2.00 to 1.00, and Carrols total leverage ratio was 3.18 to 1.00 compared to the allowed total leverage ratio of 4.00 to 1.00.

Notes. On December 15, 2004, Carrols issued $180.0 million of Notes that bear interest at a rate of 9% payable semi-annually on January 15 and July 15 and mature on January 15, 2013. The notes are redeemable at the option of Carrols in whole or in part at a price of 104.5% of the principal amount if redeemed before January 15, 2010, 102.25% of the principal amount if redeemed after January 15, 2010 but before January 15, 2011 and at 100% of the principal amount after January 15, 2011. During 2008, Carrols repurchased and retired $15.0 million principal amount of the Notes in open market transactions for $10.4 million resulting in a gain on extinguishment of debt of $4.4 million, net of the write-off of deferred financing costs.

The Notes are unsecured and guaranteed by Carrols’ material subsidiaries. Restrictive covenants under the Notes include limitations with respect to, among other things, Carrols and its material subsidiaries’ ability to incur additional debt, incur liens, sell or acquire assets or businesses, pay dividends and make certain investments. Carrols was in compliance as of December 31, 2009 with the restrictive covenants in the indenture governing the Notes. The Indenture governing the Notes contains customary default provisions as provided therein, including without limitation, a cross default provision pursuant to which it is an event of default under the Notes and the Indenture if there is a default under any indebtedness of Carrols having an outstanding principal amount of $20 million or more (which would include the senior credit facility) if such default results in the acceleration of such indebtedness prior to its stated maturity or is caused by a failure to pay principal when due.

Contractual Obligations

The following table summarizes our contractual obligations and commitments as of December 31, 2009 (in thousands):

	Payments due by period
Contractual Obligations	Total	Less than 1 Year	1 – 3 Years	3 – 5 Years	More than 5 Years
Long-term debt obligations, including interest (1)	$333,603	$31,691	$93,698	$208,214	$—
Capital lease obligations, including interest (2)	2,264	184	275	242	1,563
Operating lease obligations (3)	546,100	48,064	91,537	83,500	322,999
Lease financing obligations, including interest (4)	21,541	914	1,955	1,962	16,710

Total contractual obligations	$903,508	$80,853	$187,465	$293,918	$341,272

(1)	Our long-term debt obligations included $165.0 million principal amount of Notes, $105.0 million principal amount of term loan borrowings and $1.9 million of revolving credit facility borrowings outstanding under the senior credit facility. Interest payments on our Notes of $52.0 million for all years presented are included at the coupon rate of 9%. Interest payments included above totaling $9.7 million for all years presented on our term loan and revolving credit facility borrowings under the senior credit facility are variable in nature and have been calculated using an assumed interest rate of 4.0% for each year (See Item 7A. Quantitative and Qualitative Disclosures about Market Risk—Interest Rate Risk).
(2)	Includes interest of $1.1 million in total for all years presented.
(3)	Represents aggregate minimum lease payments. Many of our leases also require contingent rent in addition to the minimum base rent based on a percentage of sales and require expenses incidental to the use of the property all of which have been excluded from this table.
(4)	Includes interest of $11.5 million in total for all years presented.

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

Accrued occupancy costs. We make estimates of accrued occupancy costs pertaining to closed restaurant locations on an ongoing basis. These estimates require assessment and continuous evaluation of a number of factors such as the remaining contractual period under our lease obligations, the amount of sublease income we are able to realize on a particular property and estimates of other costs such as property taxes. Differences between actual future events and prior estimates could result in adjustments to these accrued costs. At December 31, 2009 we had seven non-operating restaurant properties. Total accrued occupancy costs pertaining to closed restaurant locations was $0.9 million at December 31, 2009.

Insurance liabilities. We are insured for workers’ compensation, general liability and medical insurance claims under policies where we pay all claims, subject to annual stop-loss limitations both for individual claims and claims in the aggregate. At December 31, 2009, we had $9.1 million accrued for these insurance claims. We record insurance liabilities based on historical and industry trends, which are continually monitored, and adjust accruals as warranted by changing circumstances. Since there are estimates and assumptions inherent in recording these insurance liabilities, including the ability to estimate the future development of incurred claims based on historical trends or the severity of the claims, differences between actual future events and prior estimates and assumptions could result in adjustments to these liabilities.

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

Evaluation of Goodwill. We must evaluate our recorded goodwill for impairment on an ongoing basis. We have elected to conduct our annual impairment review of goodwill assets at December 31. Our review at December 31, 2009 indicated there has been no impairment as of that date. In performing the goodwill impairment test, we compare the net book values of our reporting units to their estimated fair values. In determining the estimated fair values of the reporting units, we employ a combination of a discounted cash flow analysis and a market-based approach. Assumptions include our anticipated growth rates and the weighted average cost of capital. The results of these analyses are corroborated with other value indicators where available, such as comparable company earnings multiples. This annual evaluation of goodwill requires us to make estimates and assumptions to determine the fair value of our reporting units including projections regarding future operating results and market values. We had three reporting units with goodwill balances as of our most recent measurement date. The fair value exceeded the carrying value of our respective reporting units by almost 70% for our Pollo Tropical restaurants, more than 50% for our Taco Cabana restaurants and more than 130% for our Burger King restaurants. These estimates may differ from actual future events and if these estimates or related projections change in the future, we may be required to record impairment charges for these assets.

Impairment of Long-lived Assets. We assess the potential impairment of long-lived assets, principally property and equipment, whenever events or changes in circumstances indicate that the carrying value may not be recoverable. We determine if there is impairment at the restaurant level by comparing undiscounted future cash flows from the related long-lived assets to their respective carrying values. In determining future cash flows, significant estimates are made by us with respect to future operating results of each restaurant over its remaining lease term, including sales trends, labor rates, commodity costs and other operating cost assumptions. If assets are determined to be impaired, the impairment charge is measured by calculating the amount by which the asset carrying amount exceeds its fair value. This process of assessing fair values requires the use of estimates and assumptions, including our ability to sell the related assets and market conditions, which are subject to a high degree of judgment. If these assumptions change in the future, we may be required to record impairment charges for these assets.

Impairment of Burger King Franchise Rights. We assess the potential impairment of Burger King franchise rights whenever events or changes in circumstances indicate that the carrying value may not be recoverable. We determine if there is impairment by comparing the aggregate undiscounted future cash flows from those acquired restaurants with the respective carrying value of franchise rights for each Burger King acquisition. In determining future cash flows, significant estimates are made by us with respect to future operating results of the acquired restaurants including sales trends, labor rates, commodity costs and other operating cost assumptions over their remaining franchise life. If acquired franchise rights are determined to be impaired, the impairment charge is measured by calculating the amount by which the franchise rights carrying amount exceeds its fair value. This process requires the use of estimates and assumptions, which are subject to a high degree of judgment. If these assumptions change in the future, we may be required to record impairment charges for these assets.

Lease Accounting. Judgments made by management for our lease obligations include the length of the lease term, which includes the determination of renewal options that are reasonably assured. The lease term can affect the classification of a lease as capital or operating for accounting purposes, the term over which related leasehold improvements for each restaurant are amortized, and any rent holidays and/or changes in rental amounts for recognizing rent expense over the term of the lease. These judgments may produce materially different amounts of depreciation, amortization and rent expense than would be reported if different assumed lease terms were used.

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

Stock-based Compensation. We determine the fair value of equity awards using the Black-Scholes model which requires the use of various assumptions including the risk-free rate of interest, expected dividend yield, expected volatility, and the expected life of the award. The risk-free rate of interest is based on the zero coupon U.S. Treasury Bond rates appropriate for the expected term of the award. There are no expected dividends as we do not currently plan to pay dividends on our common stock. Expected stock price volatility is based on the implied volatility of a peer group that had actively traded stock during the period immediately preceding the share-based award grant. The expected term is estimated by using the actual contractual term of the awards and the expected length of time for the employees to exercise the awards. Compensation expense is recognized only for those options expected to vest, with forfeitures estimated based on our historical experience and future expectations.

Effects of New Accounting Standards

In June 2009, the FASB approved ASU 2009-01, the FASB Accounting Standards Codification (the “ASC”) as the single source of authoritative nongovernmental generally accepted accounting principles (“GAAP”). All existing accounting standard documents, such as FASB, American Institute of Certified Public Accountants, Emerging Issues Task Force and other related literature, excluding guidance from the Securities and Exchange Commission (“SEC”), have been superseded by the ASC. All other non-grandfathered, non-SEC accounting literature not included in the ASC has become nonauthoritative. The ASC did not change GAAP, but instead introduced a new structure that combines all authoritative standards into a comprehensive, topically organized online database. The ASC became effective for us on September 27, 2009. There have been no changes to the content of our financial statements or disclosures as a result of implementing the ASC.

There are no other recent accounting pronouncements that have had or are expected to have a material impact on our consolidated financial statements as of the date of this report.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We are exposed to market risk associated with fluctuations in interest rates, primarily limited to our senior credit facility. There were $1.9 million of borrowings outstanding under the revolving credit facility at December 31, 2009 and $105.0 million of term loan A borrowings outstanding under the senior credit facility. Borrowings under the senior credit facility bear interest at a per annum rate, at our option, of either:

1)	the applicable margin ranging from 0% to 0.25% based on our senior leverage ratio (as defined in the credit facility) plus the greater of (i) the prime rate or (ii) the federal funds rate for that day plus 0.5%; or

2)	Adjusted LIBOR plus the applicable margin percentage in effect ranging from 1.0% to 1.5% based on our senior leverage ratio.

A 1% change in interest rates would have resulted in an increase or decrease in interest expense of approximately $1.2 million for the year ended December 31, 2009.

Commodity Price Risk

We purchase certain products which are affected by commodity prices and are, therefore, subject to price volatility caused by weather, market conditions and other factors which are not considered predictable or within our control. Although many of the products purchased are subject to changes in commodity prices, certain purchasing contracts or pricing arrangements have been negotiated in advance to minimize price volatility. Where possible, we use these types of purchasing techniques to control costs as an alternative to using financial instruments to hedge commodity prices. In many cases, we believe we will be able to address commodity cost increases that are significant and appear to be long-term in nature by adjusting our menu pricing. However, long-term increases in commodity prices may result in lower restaurant-level operating margins.

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

Disclosure Controls and Procedures. Our senior management is responsible for establishing and maintaining disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d—15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Evaluation of Disclosure Controls and Procedures. We have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report, with the participation of our Chief Executive Officer and Chief Financial Officer, as well as other key members of our management. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of January 3, 2010.

Management’s Report on Internal Control Over Financial Reporting

Our senior management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d – 15(f) under the Exchange Act), designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Because of inherent limitations, a system of internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management has evaluated the effectiveness of its internal control over financial reporting as of January 3, 2010 based on the criteria set forth in a report entitled Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, we have concluded that, as of January 3, 2010, our internal control over financial reporting was effective based on those criteria.

Changes in Internal Control over Financial Reporting. No changes occurred in our internal control over financial reporting during the fourth quarter of 2009 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Our independent registered public accounting firm, Deloitte & Touche LLP, has issued an audit report on the effectiveness of our internal control over financial reporting and their report is included herein.

This annual report does not include an attestation report of Carrols’ registered public accounting firm regarding internal control over financial reporting of Carrols. Carrols’ management report was not subject to attestation by Carrols’ registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit Carrols to provide only management’s report in this annual report.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Carrols Restaurant Group, Inc.

Syracuse, NY

We have audited the internal control over financial reporting of Carrols Restaurant Group, Inc. and subsidiary (the “Company”) as of January 3, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 3, 2010, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedules as of and for the year ended January 3, 2010 of the Company and our report dated March 9, 2010 expressed an unqualified opinion on those financial statements and financial statement schedules.

/s/ Deloitte and Touche LLP

Rochester, NY

March 9, 2010

ITEM 9B.	OTHER INFORMATION

None

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Incorporated by reference from our Definitive Proxy Statement to be filed in connection with the 2010 Annual Meeting of Stockholders.

We have adopted a written code of ethics applicable to our directors, officers and employees in accordance with the rules of The NASDAQ Stock Market and the SEC. We make our code of ethics available free of charge through our internet website, www.carrols.com. We will disclose on our website amendments to or waivers from our code of ethics in accordance with all applicable laws and regulations.

ITEM 11.	EXECUTIVE COMPENSATION

Incorporated by reference from our Definitive Proxy Statement to be filed in connection with the 2010 Annual Meeting of Stockholders.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plans

The following table summarizes the equity compensation plans under which our common stock may be issued as of December 31, 2009. Our stockholders approved all plans.

	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	2,161,819	$9.86	1,077,301
Equity compensation plans not approved by security holders	—	—	—

Total	2,161,819	$9.86	1,077,301

Incorporated by reference from our Definitive Proxy Statement to be filed in connection with the 2010 Annual Meeting of Stockholders.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Incorporated by reference from our Definitive Proxy Statement to be filed in connection with the 2010 Annual Meeting of Stockholders.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Incorporated by reference from our Definitive Proxy Statement to be filed in connection with the 2010 Annual Meeting of Stockholders.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) (1) Financial Statements—Carrols Restaurant Group, Inc. and Subsidiary

(a) (2) Financial Statement Schedules

Schedule	Description	Page
I	Condensed Financial Information of Carrols Restaurant Group, Inc.	F-30 to F-33
II	Valuation and Qualifying Accounts	F-34

(b (1) Financial Statements—Carrols Corporation and Subsidiaries

(b (2) Financial Statement Schedule

Schedule	Description	Page
II	Valuation and Qualifying Accounts	F-73

Schedules other than those listed are omitted for the reason that they are not required, not applicable, or the required information is shown in the financial statements or notes thereto.

(a) (3) Exhibits

EXHIBIT INDEX

Exhibit Number	Description
3.1	Form of Restated Certificate of Incorporation of Carrols Restaurant Group, Inc. (incorporated by reference to Exhibit 3.1 to Carrols Restaurant Group Inc.’s Registration Statement on Form S-1, as amended (Registration No. 333-137524))

3.2	Form of Amended and Restated By-laws of Carrols Restaurant Group, Inc. (incorporated by reference to Exhibit 3.2 to Carrols Restaurant Group Inc.’s Registration Statement on Form S-1, as amended (Registration No. 333-137524)

3.3	Restated Certificate of Incorporation of Carrols Corporation (incorporated by reference to Exhibit 3.(3)(a) to Carrols Corporation’s 1987 Annual Report on Form 10-K)

3.4	Restated By-laws of Carrols Corporation (incorporated by reference to Exhibit 3.(3)(b) to Carrols Corporation’s 1986 Annual Report on Form 10-K)

4.1	Form of Registration Agreement by and among Carrols Restaurant Group, Inc., Atlantic Restaurants, Inc., Madison Dearborn Capital Partners, L.P., Madison Dearborn Capital Partners II, L.P., Alan Vituli, Daniel T. Accordino and Joseph A. Zirkman (incorporated by reference to Exhibit 10.24 to Carrols Corporation’s 1996 Annual Report on Form 10-K)

4.2	Registration Rights Agreement, relating to the 9% Senior Subordinated Notes, dated as of December 15, 2004 by and among Carrols Corporation, the Guarantors named therein, J.P. Morgan Securities Inc., Banc of America Securities LLC, Lehman Brothers Inc., Wachovia Capital Markets, LLC and SunTrust Capital Markets, Inc. (incorporated by reference to Exhibit 10.1 to Carrols Corporation’s Form 8-K filed on December 21, 2004)

4.3	Indenture governing the 9% Senior Subordinated Notes due 2013, dated as of December 15, 2004, between Carrols Corporation, the Guarantors named therein and The Bank of New York, as Trustee (incorporated by reference to Exhibit 10.2 to Carrols Corporation’s Form 8-K filed on December 21, 2004)

4.4	Form of 9% Senior Subordinated Note due 2013 (incorporated by reference to Exhibit 4.5)

4.5	Form of Stock Certificate for Common Stock (incorporated by reference to Exhibit 4.7 to Carrols Restaurant Group Inc.’s Registration Statement on Form S-1, as amended (Registration No. 333-137524))

4.6	Form of First Supplement to Indenture by and between Carrols Corporation and The Bank of New York (incorporated by reference to Exhibit 4.8 to Carrols Restaurant Group Inc.’s Registration Statement on Form S-1, as amended (Registration No. 333-137524))

4.7	Second Supplement to Indenture dated as of May 29, 2008 by and among Carrols Corporation, Carrols LLC and The Bank of New York (incorporated by reference to Exhibit 10.1 of Carrols Restaurant Group, Inc.’s and Carrols Corporation’s Form 10-Q filed on August 6, 2008)

10.1	Carrols Corporation Retirement Savings Plan dated April 1, 1999 (incorporated by reference to Exhibit 10.29 to Carrols Corporation’s 1999 Annual Report on Form 10-K) (1)

10.2	Carrols Restaurant Group, Inc. 2001 Taco Cabana Long-Term Incentive Plan (incorporated by reference to Exhibit 10.21 to Carrols Corporation’s December 31, 2003 Annual Report or 10-K) (1)

10.3	Carrols Corporation Retirement Savings plan July 1, 2002 Restatement (incorporated by reference to Exhibit 10.29 to Carrols Corporation’s September 29, 2002 Quarterly Report on Form 10-Q) (1)

Exhibit Number	Description
10.4	Addendum incorporating EGTRRA Compliance Amendment to Carrols Corporation Retirement Savings Plan dated September 12, 2002 (incorporated by reference to Exhibit 10.30 to Carrols Corporation’s September 29, 2002 Quarterly Report on Form 10-Q) (1)

10.5	First Amendment, dated as of January 1, 2004, to Carrols Corporation Retirement Savings Plan (incorporated by reference to Exhibit 10.35 to Carrols Corporation’s December 31, 2003 Annual Report on Form 10-K) (1)

10.6	Carrols Restaurant Group, Inc. First Amended and Restated 1998 Pollo Tropical Long-Term Incentive Plan (incorporated by reference to Exhibit 10.37 to Carrols Corporation’s December 31, 2003 Annual Report on Form 10-K) (1)

10.7	Amendment to Carrols Restaurant Group, Inc. 1998 Pollo Tropical Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to Carrols Corporation’s Form 8-K filed on November 1, 2004) (1)

10.8	Amendment to Carrols Restaurant Group, Inc. 2001 Taco Cabana Long-Term Incentive Plan (incorporated by reference to Exhibit 10.2 to Carrols Corporation’s Form 8-K filed on November 1, 2004) (1)

10.9	Form of Stock Award Agreement of Carrols Restaurant Group, Inc. dated as of May 3, 2005 (incorporated by reference to exhibit 10.38 to Carrols Corporation’s 2004 Annual Report on Form 10-K) (1)

10.10	Form of Exchange Agreement dated as of May 3, 2005 by and between Carrols Restaurant Group, Inc. and Vituli Family Trust (incorporated by reference to exhibit 10.39 to Carrols Corporation’s 2004 Annual Report on Form 10-K) (1)

10.11	Form of Stock Award Agreement dated as of May 3, 2005 by and between Carrols Restaurant Group, Inc. and Daniel T. Accordino (incorporated by reference to exhibit 10.40 to Carrols Corporation’s 2004 Annual Report on Form 10-K) (1)

10.12	2006 Stock Incentive Plan (incorporated by reference to Exhibit 10.27 to Carrols Restaurant Group Inc.’s Registration Statement on Form S-1, as amended (Registration No. 333-137524)) (1)

10.13	Form of Change of Control/Severance Agreement (incorporated by reference to Exhibit 10.3 to Carrols Restaurant Group Inc.’s Registration Statement on Form S-1, as amended (Registration No. 333-137524)) (1)

10.14	Form of Agreement, by and among Carrols Restaurant Group, Inc., Madison Dearborn Capital Partners, L.P., Madison Dearborn Capital Partners, II, L.P., BIB Holdings (Bermuda) Ltd., Alan Vituli, Daniel T. Accordino and Joseph A. Zirkman (incorporated by reference to Exhibit 10.31 to Carrols Restaurant Group Inc.’s Registration Statement on Form S-1, as amended (Registration No. 333-137524))

10.15	Form of Amendment No. 1 to Registration Agreement, by and among Carrols Restaurant Group, Inc., Madison Dearborn Capital Partners, L.P., Madison Dearborn Capital Partners, II, L.P., BIB Holdings (Bermuda) Ltd., Alan Vituli, Daniel T. Accordino and Joseph A. Zirkman (incorporated by reference to Exhibit 10.32 to Carrols Restaurant Group Inc.’s Registration Statement on Form S-1, as amended (Registration No. 333-137524))

10.16	Loan Agreement dated as of March 9, 2007 among Carrols Corporation, Wachovia Bank, National Association, Bank of America, N.A., Raymond James Bank, FSB, Wells Fargo Bank National Association, Manufacturers, Traders Trust Company and each of the lenders who are or may from time to time become a party thereto (incorporated by reference to Exhibit 10.1 to Carrols Restaurant Group, Inc.’s Form 8-K filed on March 13, 2007)

Exhibit Number	Description
10.17	Pledge Agreement dated as of March 9, 2007 among Carrols Restaurant Group, Inc., Carrols Corporation and the Subsidiary Pledgors (as defined therein) in favor of Wachovia Bank, N.A. (incorporated by reference to Exhibit 10.2 to Carrols Restaurant Group, Inc.’s Form 8-K filed on March 13, 2007)

10.18	Parent Guaranty Agreement dated as of March 9, 2007 by Carrols Restaurant Group, Inc., in favor of Wachovia Bank, N.A. (incorporated by reference to Exhibit 10.3 to Carrols Restaurant Group, Inc.’s Form 8-K filed on March 13, 2007)

10.19	Subsidiary Guaranty Agreement dated as of March 9, 2007 among each of the Subsidiary Guarantors (as defined in the Subsidiary Guaranty Agreement) in favor of the Agent (incorporated by reference to Exhibit 10.4 to Carrols Restaurant Group, Inc.’s Form 8-K filed on March 13, 2007)

10.20	First Amendment to Loan Agreement dated as of July 2, 2007 (incorporated by reference to Exhibit 10.1 to Carrols Restaurant Group, Inc.’s and Carrols Corporation’s Form 10-Q filed on August 10, 2007.)

10.21	Amended and Restated Employment Agreement dated as of December 13, 2008 by and among Carrols Restaurant Group, Inc., Carrols Corporation and Alan Vituli (1) (incorporated by reference to Exhibit 10.21 to Carrols Restaurant Group’s and Carrols Corporation’s 2008 Annual Report on
Form 10-K)

10.22	Amended and Restated Employment Agreement dated as of December 13, 2008 by and among Carrols Restaurant Group, Inc., Carrols Corporation and Daniel T. Accordino (1) (incorporated by reference to Exhibit 10.22 to Carrols Restaurant Group’s and Carrols Corporation’s 2008 Annual Report on Form 10-K)

10.23	Amended and Restated Carrols Corporation and Subsidiaries Deferred Compensation Plan dated December 1, 2008 (1) (incorporated by reference to Exhibit 10.23 to Carrols Restaurant Group’s and Carrols Corporation’s 2008 Annual Report on Form 10-K)

10.24	Joinder Agreement dated as of May 28, 2008 by and among Carrols Corporation, certain subsidiaries of Carrols Corporation, Carrols Restaurant Group, Inc., Carrols LLC and Wachovia Bank, National Association (incorporated by reference to Exhibit 10.2 of Carrols Restaurant Group, Inc.’s and Carrols Corporation’s Form 10-Q filed on August 6, 2008.)

10.25	Registration Rights Agreement, dated as of June 16, 2009, by and among Carrols Restaurant Group, Inc., Jefferies Capital Partners IV LP, Jefferies Employee Partners IV LLC and JCP Partners IV LLC (incorporated by reference to Exhibit 4.1 of Carrols Restaurant Group, Inc.’s and Carrols Corporation’s Form 10-Q filed on August 5, 2009)

14.1	Carrols Restaurant Group, Inc. and Carrols Corporation Code of Ethics (incorporated by reference to Exhibit 14.1 to Carrols Restaurant Group’s and Carrols Corporation’s 2006 Annual Report on Form 10-K)

21.1	List of Subsidiaries*

23.1	Consent of Deloitte & Touche LLP*

31.1	Chief Executive Officer’s Certificate Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Carrols Restaurant Group, Inc. *

31.2	Chief Financial Officer’s Certificate Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Carrols Restaurant Group, Inc.*

31.3	Chief Executive Officer’s Certificate Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Carrols Corporation*

31.4	Chief Financial Officer’s Certificate Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Carrols Corporation*

32.1	Chief Executive Officer’s Certificate Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Carrols Restaurant Group, Inc.*

Exhibit Number	Description
32.2	Chief Financial Officer’s Certificate Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Carrols Restaurant Group, Inc. *

32.3	Chief Executive Officer’s Certificate Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Carrols Corporation*

32.4	Chief Financial Officer’s Certificate Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Carrols Corporation*

(1)	Management contract or compensatory plan or arrangement identified pursuant to this report.
*	Filed herewith.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Carrols Restaurant Group, Inc.

Syracuse, NY

We have audited the accompanying consolidated balance sheets of Carrols Restaurant Group, Inc. and subsidiary (the “Company”) as of January 3, 2010 and December 28, 2008, and the related consolidated statements of operations, changes in stockholders’ equity (deficit), and cash flows for each of the three years in the period ended January 3, 2010. Our audits also included the financial statement schedules listed in the index at Item 15. These financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of January 3, 2010 and December 28, 2008, and the results of its operations and its cash flows for each of the three years in the period ended January 3, 2010, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of January 3, 2010, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 9, 2010 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ Deloitte and Touche LLP

Rochester, NY

March 9, 2010

CARROLS RESTAURANT GROUP, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

December 31, 2009 and 2008

(in thousands of dollars except share and per share amounts)

	December 31,
	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$4,402	$3,399
Trade and other receivables	5,971	5,622
Inventories	5,935	5,588
Prepaid rent	3,928	2,998
Prepaid expenses and other current assets	4,835	6,738
Refundable income taxes	1,185	—
Deferred income taxes (Note 10)	4,834	4,890

Total current assets	31,090	29,235
Property and equipment, net (Note 2)	192,724	195,376
Franchise rights, net (Note 3)	73,674	76,870
Goodwill (Note 3)	124,934	124,934
Intangible assets, net	543	675
Franchise agreements, at cost less accumulated amortization of $5,854 and $5,729, respectively	5,924	5,826
Deferred income taxes (Note 10)	1,935	6,697
Other assets	9,153	10,585

Total assets	$439,977	$450,198

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt (Note 7)	$12,985	$12,093
Accounts payable	15,983	18,789
Accrued interest	6,880	7,742
Accrued payroll, related taxes and benefits	21,454	15,431
Accrued income taxes payable	—	2,099
Accrued real estate taxes	4,780	3,803
Other liabilities	9,061	10,848

Total current liabilities	71,143	70,805
Long-term debt, net of current portion (Note 7)	260,108	289,202
Lease financing obligations (Note 8)	9,999	14,859
Deferred income—sale-leaseback of real estate	43,088	43,447
Accrued postretirement benefits (Note 15)	1,914	1,697
Other liabilities (Note 5)	22,321	21,729

Total liabilities	408,573	441,739
Commitments and contingencies (Note 13)
Stockholders’ equity (Note 11):
Preferred stock, par value $.01; authorized 20,000,000 shares, issued and outstanding—none	—	—
Voting common stock, par value $.01; authorized 100,000,000 shares, issued and outstanding—21,611,707 and 21,592,462 shares, respectively	216	216
Additional paid-in capital	1,759	348
Retained earnings	27,907	6,072
Accumulated other comprehensive income (Note 15)	1,663	1,964
Treasury stock, at cost	(141)	(141)

Total stockholders’ equity	31,404	8,459

Total liabilities and stockholders’ equity	$439,977	$450,198

The accompanying notes are an integral part of these consolidated financial statements.

CARROLS RESTAURANT GROUP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

Years Ended December 31, 2009, 2008 and 2007

(in thousands of dollars except share and per share amounts)

	2009	2008	2007
Revenues:
Restaurant sales	$814,534	$814,893	$788,065
Franchise royalty revenues and fees	1,606	1,434	1,344

Total revenues	816,140	816,327	789,409

Costs and expenses:
Cost of sales	237,446	244,816	225,945
Restaurant wages and related expenses (including stock-based compensation expense of $215, $233 and $228, respectively)	239,553	236,215	231,735
Restaurant rent expense	49,709	46,686	44,122
Other restaurant operating expenses	117,761	123,278	115,792
Advertising expense	31,172	31,329	30,941
General and administrative (including stock-based compensation expense of $1,196, $1,706 and $1,310, respectively)	51,851	52,663	52,633
Depreciation and amortization	32,520	32,436	31,777
Impairment and other lease charges (Note 4)	2,771	5,521	2,169
Other income (Note 9)	(720)	(580)	(1,150)

Total operating expenses	762,063	772,364	733,964

Income from operations	54,077	43,963	55,445
Interest expense	19,638	28,033	31,439
Loss (gain) on extinguishment of debt (Note 7)	—	(4,368)	1,485

Income before income taxes	34,439	20,298	22,521
Provision for income taxes (Note 10)	12,604	7,546	7,468

Net income	$21,835	$12,752	$15,053

Basic net income per share (Note 16)	$1.01	$0.59	$0.70

Diluted net income per share (Note 16)	$1.00	$0.59	$0.70

Basic weighted average common shares outstanding (Note 16)	21,594,366	21,573,500	21,551,850
Diluted weighted average common shares outstanding (Note 16)	21,768,683	21,575,773	21,559,239

The accompanying notes are an integral part of these consolidated financial statements.

CARROLS RESTAURANT GROUP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

Years Ended December 31, 2009, 2008 and 2007

(in thousands of dollars except share amounts)

	Voting Common Stock Shares	Voting Common Stock	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders’ Equity (Deficit)
Balance at January 1, 2007	21,550,827	$216	$(3,108)	$(21,733)	$(1,001)	$(141)	$(25,767)
Adjustment to initial public offering expenses (Note 11)	—	—	(21)	—	—	—	(21)
Stock-based compensation	—	—	1,538	—	—	—	1,538
Vesting of restricted shares	20,738	—	—	—	—	—
Comprehensive income:
Net income	—	—	—	15,053	—	—	15,053
Change in postretirement benefit obligations, net of tax of $1,546 (Note 15)	—	—	—	—	2,362	—	2,362

Total comprehensive income							17,415

Balance at December 31, 2007	21,571,565	216	(1,591)	(6,680)	1,361	(141)	(6,835)
Stock-based compensation	—	—	1,939	—	—	—	1,939
Vesting of restricted shares	20,897	—	—	—	—	—
Comprehensive income:
Net income	—	—	—	12,752	—	—	12,752
Change in postretirement benefit obligations, net of tax of $378 (Note 15)	—	—	—	—	603	—	603

Total comprehensive income							13,355

Balance at December 31, 2008	21,592,462	216	348	6,072	1,964	(141)	8,459
Stock-based compensation	—	—	1,411	—	—	—	1,411
Vesting of restricted shares	19,245	—	—	—	—	—
Comprehensive income:
Net income	—	—	—	21,835	—	—	21,835
Change in postretirement benefit obligations, net of tax of $192 (Note 15)	—	—	—	—	(301)	—	(301)

Total comprehensive income							21,534

Balance at December 31, 2009	21,611,707	$216	$1,759	$27,907	$1,663	$(141)	$31,404

The accompanying notes are an integral part of these consolidated financial statements.

CARROLS RESTAURANT GROUP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, 2009, 2008 and 2007

(in thousands of dollars)

	2009	2008	2007
Cash flows provided from operating activities:
Net income	$21,835	$12,752	$15,053
Adjustments to reconcile net income to net cash provided from operating activities:
Loss (gain) on disposals of property and equipment	121	542	(398)
Stock-based compensation	1,411	1,939	1,538
Impairment and other lease charges	2,771	5,521	2,169
Depreciation and amortization	32,520	32,436	31,777
Amortization of deferred financing costs	991	1,180	1,239
Amortization of unearned purchase discounts	(2,149)	(2,148)	(2,155)
Amortization of deferred gains from sale-leaseback transactions	(3,178)	(2,212)	(1,954)
Gain on settlements of lease financing obligations	(133)	(48)	(174)
Accretion of interest on lease financing obligations	47	229	532
Deferred income taxes	5,010	3,396	(1,232)
Loss (gain) on extinguishment of debt	—	(4,368)	1,485
Changes in other operating assets and liabilities:
Refundable income taxes	(1,185)	—	2,806
Accounts payable	(2,399)	(1,383)	2,447
Accrued interest	(862)	(406)	287
Accrued payroll, related taxes and benefits	6,023	(3,238)	224
Accrued income taxes	(2,099)	1,166	933
Other liabilities-current	1,055	778	(1,300)
Other liabilities-long-term	517	1,055	1,841
Other	392	(2,545)	(163)

Net cash provided from operating activities	60,688	44,646	54,955

Cash flows used for investing activities:
Capital expenditures:
New restaurant development	(9,696)	(35,856)	(34,897)
Restaurant remodeling	(12,404)	(11,610)	(10,074)
Other restaurant capital expenditures	(10,664)	(8,420)	(8,606)
Corporate and restaurant information systems	(4,180)	(6,522)	(2,241)

Total capital expenditures	(36,944)	(62,408)	(55,818)
Properties purchased for sale-leaseback	(2,906)	—	(2,461)
Proceeds from sale-leaseback transactions	8,662	14,642	10,599
Proceeds from sales of other properties	819	119	2,385

Net cash used for investing activities	(30,369)	(47,647)	(45,295)

Cash flows used for financing activities:
Proceeds from new senior credit facility	—	—	120,000
Repayment of term loans under prior credit facility	—	—	(118,400)
Borrowings on revolving credit facility	102,300	142,100	49,600
Repayments on revolving credit facility	(118,400)	(124,100)	(49,600)
Scheduled principal payments on term loans	(12,000)	(3,000)	—
Principal payments on capital leases	(102)	(146)	(314)
Proceeds from lease financing obligations	835	—	—
Settlement of lease financing obligations	(1,945)	(5,500)	(6,240)
Financing costs associated with issuance of lease financing obligations	(4)	—	—
Expenses from initial public offering	—	—	(21)
Financing costs associated with issuance of debt	—	—	(1,228)
Repurchase of senior subordinated notes	—	(10,350)	—

Net cash used for financing activities	(29,316)	(996)	(6,203)

Net increase (decrease) in cash and cash equivalents	1,003	(3,997)	3,457
Cash and cash equivalents, beginning of year	3,399	7,396	3,939

Cash and cash equivalents, end of year	$4,402	$3,399	$7,396

Supplemental disclosures:
Interest paid on long-term debt	$18,433	$22,475	$24,467
Interest paid on lease financing obligations	$1,163	$4,603	$4,913
Accruals for capital expenditures	$453	$860	$742
Income taxes paid, net	$10,877	$2,985	$5,494
Capital lease obligations incurred	$—	$158	$88
Non-cash reduction of assets under lease financing obligations due to lease amendments	$2,362	$23,339	$—
Non-cash reduction of lease financing obligations due to lease amendments	$3,713	$32,565	$—

The accompanying notes are an integral part of these consolidated financial statements.

CARROLS RESTAURANT GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2009, 2008 and 2007

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

The difference between the consolidated financial statements of Carrols Restaurant Group and Carrols is due to additional rent expense of approximately $6 per year for Carrols Restaurant Group and the composition of stockholders’ equity.

Business Description. At December 31, 2009, the Company operated, as franchisee, 312 quick-service restaurants under the trade name “Burger King” in 12 Northeastern, Midwestern and Southeastern states. At December 31, 2009, the Company also owned and operated 91 Pollo Tropical restaurants, of which 85 were in Florida, four were in New Jersey and one each was in New York and Connecticut, and franchised a total of 28 Pollo Tropical restaurants, 21 in Puerto Rico, two in Ecuador, one in Honduras, one in the Bahamas and three on college campuses in Florida. At December 31, 2009, the Company also owned and operated 156 Taco Cabana restaurants located primarily in Texas and franchised two Taco Cabana restaurants in New Mexico, one in Georgia and one in Texas.

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

Fiscal Year. The Company uses a 52-53 week fiscal year ending on the Sunday closest to December 31. All references herein to fiscal years ended December 31, 2007, December 30, 2008 and January 3, 2010 will be referred to as fiscal years ended December 31, 2007, 2008 and 2009, respectively. The fiscal year ended December 31, 2009 contained 53 weeks and the fiscal years ended December 31, 2008 and 2007 each contained 52 weeks.

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

Years Ended December 31, 2009, 2008 and 2007

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

Leasehold improvements are depreciated over the shorter of their estimated useful lives or the underlying lease term. In circumstances where an economic penalty would be presumed by the non-exercise of one or more renewal options under the lease, the Company includes those renewal option periods when determining the lease term. For significant leasehold improvements made during the latter part of the lease term, the Company amortizes those improvements over the shorter of their useful life or an extended lease term. The extended lease term would consider the exercise of renewal options if the value of the improvements would imply that an economic penalty would be incurred without the renewal of the option. Building costs incurred for new restaurants on leased land are depreciated over the lease term, which is generally a 20-year period.

Burger King Franchise Rights. For its Burger King restaurant acquisitions prior to 2002, the Company generally allocated to franchise rights, an intangible asset, the excess of purchase price and related costs over the value assigned to the net tangible and intangible assets acquired. Amounts allocated to franchise rights for each acquisition are amortized using the straight-line method over the average remaining term of the acquired franchise agreements plus one twenty year renewal period.

Burger King Franchise Agreements. Fees for initial franchises and renewals are amortized using the straight-line method over the term of the agreement, which is generally twenty years.

Goodwill. Goodwill represents the excess of purchase price and related costs over the value assigned to the net tangible and identifiable intangible assets of businesses acquired. Goodwill is not amortized but is tested for impairment at least annually as of December 31.

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

Leases. All leases are reviewed for capital or operating classification at their inception. The majority of the Company’s leases are operating leases. Many of the lease agreements contain rent holidays, rent escalation clauses and/or contingent rent provisions. Rent expense for leases that contain scheduled rent increases is recognized on a straight-line basis over the lease term, including any option period included in the determination of the lease term. Contingent rentals are generally based upon a percentage of sales or a percentage of sales in excess of stipulated amounts and are generally not considered minimum rent payments but are recognized as rent expense when incurred.

CARROLS RESTAURANT GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2009, 2008 and 2007

(in thousands of dollars, except share and per share amounts)

Lease Financing Obligations. Lease financing obligations pertain to real estate sale-leaseback transactions accounted for under the financing method. The assets (land and building) subject to these obligations remain on the Company’s consolidated balance sheet at their historical costs and such assets (excluding land) continue to be depreciated over their remaining useful lives. The proceeds received by the Company from these transactions are recorded as lease financing obligations and the lease payments are applied as payments of principal and interest. The selection of the interest rate on lease financing obligations is evaluated at inception of the lease based on the Company’s incremental borrowing rate adjusted to the rate required to prevent recognition of a non-cash loss or negative amortization of the obligation through the end of the primary lease term.

Revenue Recognition. Revenues from Company owned and operated restaurants are recognized when payment is tendered at the time of sale. Franchise royalty revenues associated with Pollo Tropical and Taco Cabana restaurants are based on a percent of gross sales and are recorded as income when earned.

Unearned Purchase Discounts. Unearned purchase discounts are amortized as a reduction of cost of sales either over the life of the supplier contract or the estimated purchase commitment period. In 2000, Burger King Corporation arranged for the Coca-Cola Company and Dr. Pepper/Seven-Up, Inc. to provide funding to franchisees in connection with certain initiatives to upgrade restaurants. The Company received approximately $19.8 million in 2000 and $1.6 million in 2001 under this arrangement with these suppliers. The total amount of these purchase discounts amortized for each of the years ended December 31, 2009, 2008 and 2007 was $2.2 million. At December 31, 2009 these purchase discounts have been fully amortized.

Income Taxes. Deferred tax assets and liabilities are based on the difference between the financial statement and tax bases of assets and liabilities as measured by the tax rates that are anticipated to be in effect when those differences reverse. The deferred tax provision generally represents the net change in deferred tax assets and liabilities during the period. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the results of operations in the period that includes the enactment date. A valuation allowance is established when it is necessary to reduce deferred tax assets to amounts for which realization is more likely than not. The Company recognizes the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The Company and its subsidiary file a consolidated federal income tax return.

Advertising Costs. All advertising costs are expensed as incurred.

Cost of Sales. The Company includes the cost of food, beverage and paper, net of any discounts, in cost of sales.

Pre-opening Costs. The Company’s pre-opening costs are expensed as incurred and generally include payroll costs associated with opening the new restaurant, rent and promotional costs.

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

Fair Value of Financial Instruments. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants on the measurement date. In determining fair value, the accounting standards establish a three level hierarchy for inputs used in measuring fair

CARROLS RESTAURANT GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2009, 2008 and 2007

(in thousands of dollars, except share and per share amounts)

value as follows: Level 1 inputs are quoted prices in active markets for identical assets or liabilities; Level 2 inputs are observable for the asset or liability, either directly or indirectly, including quoted prices in active markets for similar assets or liabilities; and Level 3 inputs are unobservable and reflect our own assumptions. The following methods were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate the fair value:

•	Current Assets and Liabilities. The carrying value of cash and cash equivalents and accrued liabilities approximates fair value because of the short maturity of those instruments.

•

Senior Subordinated Notes. The fair values of outstanding senior subordinated notes are based on quoted market prices. The fair values at December 31, 2009 and 2008 were approximately $167.5 million and $111.4 million, respectively.

•

Revolving and Term Loan Facilities. Rates and terms under Carrols’ senior credit facility are favorable to debt with similar terms and maturities that could be obtained, if at all, at December 31, 2009. Given the lack of comparative information regarding such debt, including the lack of trading in our Term A debt, it is not practicable to estimate the fair value of our existing borrowings under Carrols’ senior credit facility at December 31, 2009.

See Note 4 for discussion of the fair value of non-financial assets measured on a non-recurring basis.

Net Income per Share. Basic net income per share is computed by dividing net income for the period by the weighted average number of common shares outstanding during the period. Diluted net income per share is computed by dividing net income for the period by the weighted average number of common shares outstanding plus the dilutive effect of outstanding stock options using the treasury stock method.

Stock-Based Compensation. The Company applies the Black-Scholes valuation model in determining the fair value of stock options granted to employees, which is then amortized on a straight-line basis to compensation expense over the requisite service period. For restricted stock awards, the fair market value of the award, determined based upon the closing value of the Company’s stock price on the grant date, is recorded to compensation expense on a straight-line basis over the vesting period.

The Company has adopted an incentive stock plan under which incentive stock options, non-qualified stock options and restricted shares may be granted to employees and non-employee directors. On an annual basis, the Company has granted incentive stock options, non-qualified stock options and restricted shares under these plans. The stock options granted generally vest at 20% per year and expire seven years from the date of grant. Restricted shares granted to employees generally vest 100% after three years and restricted shares granted to non-employee directors generally vest at 20% per year. The fair value of shares granted is determined based on the Company’s closing stock price on the date of grant. Stock-based compensation related to these grants totaled $1.4 million, $1.9 million and $1.5 million in 2009, 2008 and 2007, respectively.

The weighted average fair-value of the options granted in 2009, 2008 and 2007 was $2.77, $2.64 and $6.78, respectively, which was estimated using the Black-Scholes option pricing model with the following weighted-average assumptions:

	2009	2008	2007
Risk-free interest rate	1.36%	3.06%	4.83%
Annual dividend yield	0%	0%	0%
Expected term	4.8 years	4.8 years	5 years
Expected volatility	49%	33%	30%

CARROLS RESTAURANT GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2009, 2008 and 2007

(in thousands of dollars, except share and per share amounts)

The assumptions include the risk-free rate of interest, expected dividend yield, expected volatility, and the expected term of the award. The risk-free rate of interest was based on the zero coupon U.S. Treasury bond rates appropriate for the expected term of the award. There are no expected dividends as the Company does not currently plan to pay dividends on its common stock. Expected stock price volatility was based on the expected volatility of a peer group that had actively traded stock during the period immediately preceding the share-based award grant. The expected term is estimated by using the actual contractual term of the awards and the expected length of time for the employees to exercise the awards. Compensation expense is recognized only for those options expected to vest, with forfeitures estimated based on the Company’s historical experience and future expectations. Also see Note 11 to the consolidated financial statements.

Gift cards. The Company sells gift cards to its customers in its restaurants and through selected third parties. The gift cards sold to its Pollo Tropical and Taco Cabana customers have no stated expiration dates and are subject in certain states to actual and/or potential escheatment rights. Proceeds from the sale of gift cards at the Company’s Burger King restaurants are remitted to Burger King Corporation. The Company recognizes revenue from gift cards upon redemption by the customer. Revenues from gift card breakage or from inactive gift cards related to Pollo Tropical and Taco Cabana are not material to the Company’s consolidated financial statements.

Subsequent Events. The Company evaluated for subsequent events through the issuance date of the Company’s financial statements. See Note 17 to the consolidated financial statements.

Recent Accounting Pronouncements.

In June 2009, the FASB approved ASU 2009-01, the FASB Accounting Standards Codification (the “ASC”) as the single source of authoritative nongovernmental generally accepted accounting principles (“GAAP”). All existing accounting standard documents, such as FASB, American Institute of Certified Public Accountants, Emerging Issues Task Force and other related literature, excluding guidance from the Securities and Exchange Commission (“SEC”), have been superseded by the ASC. All other non-grandfathered, non-SEC accounting literature not included in the ASC has become nonauthoritative. The ASC did not change GAAP, but instead introduced a new structure that combines all authoritative standards into a comprehensive, topically organized online database. The ASC became effective for the Company on September 27, 2009. There have been no changes to the content of the Company’s consolidated financial statements or disclosures as a result of implementing the ASC.

There are no other recent accounting pronouncements that have had or are expected to have a material impact on the Company’s consolidated financial statements as of the date of this report.

CARROLS RESTAURANT GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2009, 2008 and 2007

(in thousands of dollars, except share and per share amounts)

2. Property and Equipment

Property and equipment at December 31 consisted of the following:

	December 31,
	2009	2008
Land	$21,588	$24,760
Owned buildings	26,086	28,757
Leasehold improvements	191,275	181,025
Equipment	220,339	213,419
Assets subject to capital leases	6,848	6,848

	466,136	454,809
Less accumulated depreciation and amortization	(273,412)	(259,433)

	$192,724	$195,376

Assets subject to capital leases pertain to buildings leased for certain restaurant locations and had accumulated amortization at December 31, 2009 and 2008 of $5,887 and $5,781, respectively. At December 31, 2009 and 2008, land of $4,176 and $5,939, respectively, and owned buildings of $4,888 and $7,315, respectively, were subject to lease financing obligations accounted for under the lease financing method (See Note 8). Accumulated depreciation pertaining to owned buildings subject to lease financing obligations at December 31, 2009 and 2008 was $1,690 and $3,079, respectively.

Depreciation expense for all property and equipment for the years ended December 31, 2009, 2008 and 2007 was $28,563, $28,427 and $27,672, respectively.

3. Goodwill and Franchise Rights

Goodwill. Goodwill is evaluated for impairment annually or more frequently if indicators of impairment are present. If the determined fair value of goodwill is less than the related carrying amount, an impairment loss is recognized. The Company is required to review goodwill for impairment annually, or more frequently, when events and circumstances indicate that the carrying amounts may be impaired. The Company performs its annual impairment assessment as of December 31 and has determined its reporting units to be at the operating segment level: its Burger King restaurants, operating as a franchisee; Pollo Tropical and Taco Cabana each at the brand level.

In performing its goodwill impairment test, the Company compared the net book values of its reporting units to their estimated fair values. In determining the estimated fair values of the reporting units, the Company employed a combination of a discounted cash flow analysis and a market-based approach. The results of the discounted cash flow analyses were corroborated with other value indicators where available, such as comparable company earnings multiples.

No impairment losses have been recognized as a result of these tests since January 1, 2002. There have been no changes in goodwill for the years ended December 31, 2009 and 2008. Goodwill is summarized below:

	Pollo Tropical	Taco Cabana	Burger King	Total
Balance, December 31, 2009 and 2008	$56,307	$67,177	$1,450	$124,934

CARROLS RESTAURANT GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2009, 2008 and 2007

(in thousands of dollars, except share and per share amounts)

Burger King Franchise Rights. Amounts allocated to franchise rights for each Burger King acquisition are amortized using the straight-line method over the average remaining term of the acquired franchise agreements plus one twenty year renewal period. Following is a summary of the Company’s Burger King franchise rights as of the respective balance sheet dates:

	December 31, 2009		December 31, 2008
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Franchise rights	$138,308	$64,634	$138,308	$61,438

Amortization expense related to Burger King franchise rights for the years ended December 31, 2009, 2008 and 2007 was $3,196, $3,197 and $3,216, respectively and we expect annual amortization to be $3,197 for each of the years ending 2010 through 2014.

4. Impairment of Long-Lived Assets and Other Lease Charges

The Company reviews its long-lived assets, principally property and equipment, for impairment at the restaurant level. If an indicator of impairment exists for any of the assets, an estimate of undiscounted future cash flows over the life of the primary asset for each restaurant is compared to that long-lived asset’s carrying value. If the carrying value is greater than the undiscounted cash flow, the Company then determines the fair value of the asset and if an asset is determined to be impaired, the loss is measured by the excess of the carrying amount of the asset over its fair value plus any lease liabilities to be incurred for non-operating restaurants.

The Company determined the fair value of the impaired long-lived assets at the restaurant level based on current economic conditions and historical experience. These asset measurements are considered Level 3 in the fair value hierarchy. The non-financial assets measured at fair value associated with impairment charges recorded in 2009 totaled $0.2 million and consisted of restaurant equipment estimated at residual value.

Impairment and other lease charges recorded on long-lived assets for the Company’s segments were as follows:

	Year Ended December 31,
	2009	2008	2007
Burger King	$487	$150	$345
Pollo Tropical	2,152	3,181	1,657
Taco Cabana	132	2,190	167

	$2,771	$5,521	$2,169

The Company closed one Pollo Tropical restaurant in 2009 whose fixed assets were impaired in 2008, and recorded a charge of $0.3 million which principally consisted of future minimum lease payments and related ancillary costs from the date of the restaurant closure to the end of the remaining lease term, net of any estimated cost recoveries from subletting the property. During 2009, the Company also recorded fixed asset impairment charges of $1.9 million associated with an underperforming Pollo Tropical restaurant and $0.4 million associated with two underperforming Burger King restaurants.

During 2008, the Company closed two Taco Cabana restaurants and recorded a charge of $2.2 million, including a fixed asset impairment charge of $1.7 million and other lease charges of $0.5 million which

CARROLS RESTAURANT GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2009, 2008 and 2007

(in thousands of dollars, except share and per share amounts)

principally consisted of future minimum lease payments and related ancillary costs from the date of the restaurant closure to the end of the remaining lease term, net of any estimated cost recoveries from subletting the properties. In 2008, the Company also recorded a fixed asset impairment charge of $3.1 million associated with three underperforming Pollo Tropical restaurants, one of which was subsequently closed in 2009 as noted above.

In 2007, the Company recorded an impairment charge of $1.7 million for an underperforming Pollo Tropical restaurant that was also closed.

The Company assesses the potential impairment of Burger King franchise rights whenever events or changes in circumstances indicate that the carrying value may not be recoverable. If an indicator of impairment exists, an estimate of the aggregate undiscounted cash flows from the acquired restaurants is compared to the respective carrying value of franchise rights for each Burger King acquisition. If an asset is determined to be impaired, the loss is measured by the excess of the carrying amount of the asset over its fair value. No impairment charges were recorded related to the Company’s Burger King franchise rights for the years ended December 31, 2009, 2008 and 2007.

5. Other Liabilities, Long-Term

Other liabilities, long-term, at December 31, consisted of the following:

	December 31,
	2009	2008
Accrued occupancy costs	$11,572	$10,949
Accrued workers’ compensation costs	4,018	4,312
Deferred compensation	3,210	3,244
Other	3,521	3,224

	$22,321	$21,729

Accrued occupacy costs include obligations pertaining to closed restaurant locations, contingent rent, accruals to expense operating lease rental payments on a straight-line basis over the lease term and acquired leases with above market rentals.

6. Leases

The Company utilizes land and buildings in its operations under various lease agreements. The Company does not consider any one of these individual leases material to the Company’s operations. Initial lease terms are generally for twenty years and, in many cases, provide for renewal options and in some cases rent escalations. Certain leases require contingent rent, determined as a percentage of sales as defined by the terms of the applicable lease agreement. For most locations, the Company is obligated for occupancy related costs including payment of property taxes, insurance and utilities.

In the years ended December 31, 2009, 2008 and 2007, the Company sold six, twelve and six restaurant properties in sale-leaseback transactions for net proceeds of $8,662, $14,642 and $10,599, respectively. These leases have been classified as operating leases and generally contain a twenty-year initial term plus renewal options.

Deferred gains on sale-leaseback transactions of $2,819, $14,311 and $1,935 were recognized during the years ended December 31, 2009, 2008 and 2007, respectively, and are being amortized over the term of the related leases. The amortization of deferred gains on sale-leaseback transactions was $3,178, $2,212, and $1,954 for the years ended December 31, 2009, 2008 and 2007, respectively.

CARROLS RESTAURANT GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2009, 2008 and 2007

(in thousands of dollars, except share and per share amounts)

Minimum rent commitments under capital and non-cancelable operating leases at December 31, 2009 were as follows:

Years Ending December 31,	Capital	Operating
2010	$184	$48,064
2011	153	46,750
2012	122	44,787
2013	124	42,823
2014	118	40,677
Thereafter	1,563	322,999

Total minimum lease payments	2,264	$546,100

Less amount representing interest	(1,071)

Total obligations under capital leases	1,193
Less current portion	(79)

Long-term obligations under capital leases	$1,114

Total rent expense on operating leases, including percentage rent on both operating and capital leases, was as follows:

	Year ended December 31,
	2009	2008	2007
Minimum rent on real property	$46,727	$43,191	$41,036
Additional rent based on percentage of sales	2,982	3,495	3,086

Restaurant rent expense	49,709	46,686	44,122
Administrative rent	837	907	909
Equipment rent	458	730	729

	$51,004	$48,323	$45,760

7. Long-Term Debt

Long-term debt at December 31 consisted of the following:

	December 31,
	2009	2008
Collateralized:
Senior Credit Facility-Revolving credit facility	$1,900	$18,000
Senior Credit Facility-Term loan A facility	105,000	117,000
Unsecured:
9% Senior Subordinated Notes	165,000	165,000
Capital leases (Note 6)	1,193	1,295

	273,093	301,295
Less: current portion	(12,985)	(12,093)

	$260,108	$289,202

CARROLS RESTAURANT GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2009, 2008 and 2007

(in thousands of dollars, except share and per share amounts)

Senior Credit Facility. On March 9, 2007, Carrols terminated and replaced its prior senior credit facility with a new senior credit facility with a syndicate of lenders. Carrols’ senior credit facility initially totaled $185 million, consisting of $120 million principal amount of term loan A borrowings maturing on March 8, 2013 (or earlier on September 30, 2012 if Carrols’ 9% Senior Subordinated Notes due 2013 are not refinanced by June 30, 2012) and a $65.0 million revolving credit facility (including a sub-limit of up to $25.0 million for letters of credit and up to $5.0 million for swingline loans) maturing on March 8, 2012. The term loan A borrowings and an additional $4.3 million of revolver borrowings from this facility were used to repay all outstanding borrowings and other obligations under Carrols’ prior senior credit facility and to pay certain fees and expenses incurred in connection with the senior credit facility. The Company also recorded a $1.5 million loss on extinguishment of debt in the year ended December 31, 2007 for the write-off of deferred financing costs related to the prior senior credit facility upon termination of that facility.

The term loan and revolving credit borrowings under the senior credit facility bear interest at a per annum rate, at Carrols’ option, of either:

1)	the applicable margin ranging from 0% to 0.25% based on Carrols’ senior leverage ratio (as defined in the senior credit facility) plus the greater of (i) the prime rate or (ii) the federal funds rate for that day plus 0.5%; or

2)	Adjusted LIBOR plus the applicable margin percentage in effect ranging from 1.0% to 1.5% based on Carrols’ senior leverage ratio. At December 31, 2009, the LIBOR margin was 1.0%.

At January 3, 2010, outstanding borrowings under Term loan A were $105.0 million with the remaining balance due and payable as follows:

1)	a prepayment of approximately $1.0 million in March 2010 based on 2009 Excess Cash Flow, as defined;

2)	five quarterly installments of approximately $3.0 million beginning on March 31, 2010;

3)	four quarterly installments of approximately $4.5 million beginning on June 30, 2011; and

4)	four quarterly installments of approximately $17.8 million beginning on June 30, 2012.

Under the senior credit facility, Carrols is required to make mandatory prepayments of principal on term loan A facility borrowings (a) annually in an amount up to 50% of Excess Cash Flow depending upon Carrols’ Total Leverage Ratio (as such terms are defined in the senior credit facility), (b) in the event of certain dispositions of assets (all subject to certain exceptions) and insurance proceeds, in an amount equal to 100% of the net proceeds received by Carrols therefrom, and (c) in an amount equal to 100% of the net proceeds from any subsequent issuance of debt. For the year ended December 31, 2009, Carrols is required to make a prepayment of approximately $1.0 million in 2010, or 25% of the Excess Cash Flow for 2009, as defined. The senior credit facility contains customary default provisions as provided therein, including without limitation, a cross default provision pursuant to which it is an event of default under the senior credit facility if there is a default in the payment of any principal of or interest on any indebtedness of Carrols having an outstanding principal amount of at least $2.5 million (excluding lease financing obligations but which would include the Indenture governing the Notes) or any event or condition which results in the acceleration of such indebtedness prior to its stated maturity.

In general, Carrols’ obligations under the senior credit facility are guaranteed by the Company and all of Carrols’ material subsidiaries and are collateralized by a pledge of Carrols’ common stock and the stock of each

CARROLS RESTAURANT GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2009, 2008 and 2007

(in thousands of dollars, except share and per share amounts)

of Carrols’ material subsidiaries. The senior credit facility contains certain covenants, including, without limitation, those limiting Carrols’ ability to incur indebtedness, incur liens, sell or acquire assets or businesses, change the nature of its business, engage in transactions with related parties, make certain investments or pay dividends. In addition, Carrols is required to meet certain financial ratios, including fixed charge coverage, senior leverage, and total leverage ratios (all as defined under the senior credit facility). Carrols was in compliance with the covenants under its senior credit facility as of December 31, 2009.

After reserving $14.5 million for letters of credit guaranteed by the facility, $48.6 million was available for borrowings under the revolving credit facility at December 31, 2009.

Senior Subordinated Notes. On December 15, 2004, Carrols issued $180.0 million of 9% Senior Subordinated Notes due 2013 (the “Notes”) that bear interest at a rate of 9% payable semi-annually on January 15 and July 15 and mature on January 15, 2013. The Notes are redeemable at the option of Carrols in whole or in part at a price of 104.5% of the principal amount if redeemed before January 15, 2010, 102.25% of the principal amount if redeemed after January 15, 2010 but before January 15, 2011 and at 100% of the principal amount after January 15, 2011.

During 2008, Carrols repurchased and retired $15.0 million principal amount of the Notes in open market transactions for $10.4 million resulting in a gain on extinguishment of debt of $4.4 million, net of the write-off of deferred financing costs.

Restrictive covenants under the Notes include limitations with respect to Carrols’ ability to incur additional debt, incur liens, sell or acquire assets or businesses, pay dividends and make certain investments. Carrols was in compliance as of and for the year ended December 31, 2009 with the restrictive covenants in the Indenture governing the Notes.

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

At December 31, 2009, principal payments required on all long-term debt are as follows:

2010	$12,985
2011	16,394
2012	42,034
2013	200,683
2014	30
Thereafter	967

$273,093

The weighted average interest rate on all debt, excluding lease financing obligations, for the years ended December 31, 2009, 2008 and 2007 was 5.9%, 6.9% and 8.1%, respectively. Interest expense on the Company’s long-term debt, excluding lease financing obligations, was $18,540, $23,177 and $25,905 for the years ended December 31, 2009, 2008 and 2007, respectively.

CARROLS RESTAURANT GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2009, 2008 and 2007

(in thousands of dollars, except share and per share amounts)

8. Lease Financing Obligations

The Company entered into sale-leaseback transactions in various years that did not qualify for sale-leaseback accounting and as a result were classified as financing transactions. Under the financing method, the assets remain on the consolidated balance sheet and proceeds received by the Company from these transactions are recorded as a financing liability. Payments under these leases are applied as payments of imputed interest and deemed principal on the underlying financing obligations.

These leases generally provide for an initial term of 20 years plus renewal options. The rent payable under such leases includes a minimum rent provision and in some cases, includes rent based on a percentage of sales. These leases also require payment of property taxes, insurance and utilities.

During 2009, the Company settled $1.9 million of lease financing obligations which included a purchase of one restaurant property previously subject to a lease financing obligation for $1.1 million and the settlement of the lease financing obligation incurred previously in 2009 for $0.8 million. The Company also modified provisions of three of its restaurant leases previously accounted for as lease financing obligations which allowed the respective sale transactions to qualify for sale-leaseback accounting. As a result of these transactions in 2009, lease financing obligations were reduced by $4.9 million, assets under lease financing obligations were reduced by $2.7 million and deferred gains on qualified sale-leaseback transactions of $1.2 million were recorded.

During 2008 and 2007, the Company exercised its right of first refusal under the leases for certain restaurant properties previously accounted for as lease financing obligations and purchased these properties from the lessor. As a result, the Company reduced its lease financing obligations by $5.5 million and $6.2 million, in 2008 and 2007, respectively. The Company also recorded a gain of $0.2 million in 2007 as a reduction of interest expense representing the net amount by which the lease financing obligations exceeded the purchase price of the restaurant properties acquired.

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

As a result of these transactions in 2008, the Company reduced its lease financing obligations by $38.1 million, reduced its assets under lease financing obligations by $23.3 million and recorded deferred gains of $8.8 million. Of these amounts, $32.6 million of lease financing obligations and $23.3 million of assets under lease financing obligations were reflected as non-cash transactions in the 2008 consolidated statement of cash flows.

Principal payments on lease financing obligations increase in future years due to accretion of the principal balance.

CARROLS RESTAURANT GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2009, 2008 and 2007

(in thousands of dollars, except share and per share amounts)

At December 31, 2009, payments required on lease financing obligations were as follows:

2010	$914
2011	977
2012	978
2013	979
2014	983
Thereafter, through 2023	16,711

Total minimum lease payments	21,542
Less: Interest implicit in obligations	(11,543)

Total lease financing obligations	$9,999

The interest rates on lease financing obligations ranged from 8.5% to 10.5% at December 31, 2009. Interest expense on lease financing obligations totaled $1,098, $4,856 and $5,533 for the years ended December 31, 2009, 2008 and 2007, respectively.

9. Other Income

During 2009, the Company recorded net gains of $0.7 million which included a gain of $0.6 million related to an insurance recovery for damages to Taco Cabana restaurants associated with Hurricane Ike, $0.2 million related to the sale of a non-operating property and a loss of $0.1 million associated with a sale-leaseback of a restaurant property.

In 2008, the Company recorded gains of $0.6 million, which included $0.1 million related to the sale of a Taco Cabana property and $0.5 million related to an insurance recovery for damages to a Taco Cabana restaurant property in Galveston, Texas during Hurricane Ike.

During 2007, the Company recorded gains of $1.2 million related to the sale of one of its Taco Cabana restaurant properties and two of its non-operating Burger King restaurant properties.

10. Income Taxes

The income tax provision was comprised of the following for the years ended December 31:

	Year ended December 31,
	2009	2008	2007
Current:
Federal	$5,861	$2,845	$7,436
Foreign	310	294	295
State	1,423	1,011	969

	7,594	4,150	8,700

Deferred (prepaid):
Federal	4,205	2,368	(1,779)
State	817	1,218	804

	5,022	3,586	(975)

Valuation allowance	(12)	(190)	(257)

	$12,604	$7,546	$7,468

CARROLS RESTAURANT GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2009, 2008 and 2007

(in thousands of dollars, except share and per share amounts)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amount used for income tax purposes. The components of deferred income tax assets and liabilities at December 31, 2009 and 2008 were as follows:

	December 31,
	2009	2008
Current deferred income tax assets:
Inventory and other reserves	$23	$17
Accrued vacation benefits	2,559	2,436
Other accruals	2,252	2,437

Current deferred income tax assets	4,834	4,890

Long term deferred income tax assets (liabilities):
Deferred income on sale-leaseback of certain real estate	16,135	16,283
Lease financing obligations	905	1,685
Postretirement benefit expenses	1,810	1,934
Accumulated other comprehensive income-postretirement benefits	(1,077)	(1,269)
Property and equipment depreciation	1,267	3,556
State net operating loss carryforwards	570	918
Amortization of other intangibles, net	(18)	721
Amortization of franchise rights	(24,196)	(24,053)
Occupancy costs	4,451	4,223
Tax credit carryforwards	563	481
Unearned purchase discounts	—	860
Other	2,088	1,933

Long-term net deferred income tax assets	2,498	7,272
Less: Valuation allowance	(563)	(575)

Total long-term deferred income tax assets	1,935	6,697

Carrying value of net deferred income tax assets	$6,769	$11,587

The Company’s state net operating loss carryforwards expire in varying amounts through 2027.

The Company establishes a valuation allowance to reduce the carrying amount of deferred tax assets when it is more likely than not that it will not realize some portion or all of the tax benefit of its deferred tax assets. The Company evaluates whether its deferred tax assets are probable of realization on a quarterly basis. In performing this analysis, the Company considers all available evidence including historical operating results, the estimated timing of future reversals of existing taxable temporary differences and estimated future taxable income exclusive of reversing temporary differences and carryforwards. At December 31, 2009 and 2008, the Company had a valuation allowance of $563 and $575, respectively, against net deferred tax assets due primarily to foreign income tax credit carryforwards and state net operating loss carryforwards where realization of the related deferred tax asset amounts was not likely. The estimation of future taxable income for federal and state purposes and the Company’s resulting ability to realize deferred tax assets pertaining to state net operating loss carryforwards and foreign tax credit carryforwards can significantly change based on future events and operating results. Thus, recorded valuation allowances may be subject to future changes that could be material.

CARROLS RESTAURANT GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2009, 2008 and 2007

(in thousands of dollars, except share and per share amounts)

Our effective tax rate was 36.6%, 37.2%, and 33.2% for the years ended December 31, 2009, 2008, and 2007, respectively. A reconciliation of the statutory federal income tax provision to the effective tax provision for the years ended December 31, 2009, 2008 and 2007 was as follows:

	2009	2008	2007
Statutory federal income tax provision	$12,056	$7,108	$7,885
State income taxes, net of federal benefit	1,456	1,449	1,152
Stock-based compensation expense	294	290	236
Change in valuation allowance	(12)	(190)	(257)
Non-deductible expenses	60	66	69
Foreign taxes	310	294	295
Employment tax credits	(1,024)	(1,063)	(722)
Foreign tax credits	(310)	(294)	(295)
Reversal of income tax reserve	—	—	(527)
Miscellaneous	(226)	(114)	(368)

	$12,604	$7,546	$7,468

The Company adopted provisions of FASB ASC Topic 740, Income Taxes, on January 1, 2007. As a result of this implementation, the Company recognized no material adjustment in its consolidated financial statements. As of the adoption date of January 1, 2007, the Company had $0.6 million of unrecognized tax benefits, including $0.1 million of accrued interest. A reconciliation of the beginning and ending amount of unrecognized tax benefits was as follows:

Balance at January 1, 2007	$527
Tax positions related to prior years	—
Tax positions related to current year	—
Lapse of applicable statute of limitations	(527)

Balance at December 31, 2007	$—

Balance at December 31, 2008	$—

Balance at December 31, 2009	$—

The Company’s policy is to recognize interest and/or penalties related to uncertain tax positions in income tax expense. During 2007 the statute of limitations affecting the taxing jurisdictions pertaining to $0.5 million of unrecognized tax benefits and $0.1 million of accrued interest expired at which time the Company recorded this tax benefit as a discrete tax item. At December 31, 2009 and 2008 and during the year ended December 31, 2009, the Company had no unrecognized tax benefits and no accrued interest related to uncertain tax positions. The tax years 2006 -2008 remain open to examination by the major taxing jurisdictions to which the Company is subject. Although it is not reasonably possible to estimate the amount by which unrecognized tax benefits may increase within the next twelve months due to uncertainties regarding the timing of examinations, the Company does not expect unrecognized tax benefits to significantly change in the next twelve months.

CARROLS RESTAURANT GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2009, 2008 and 2007

(in thousands of dollars, except share and per share amounts)

11. Stockholders’ Equity

2006 Stock Incentive Plan. In 2006, the Company adopted a stock plan entitled the 2006 Stock Incentive Plan (the “2006 Plan”) and reserved and authorized a total of 3,300,000 shares of common stock for grant thereunder. In 2007, the Company issued an aggregate of 8,200 restricted shares to certain employees and granted an aggregate of 10,500 non-qualified stock option shares to three non-employee directors under the 2006 Plan. In 2008, the Company granted an aggregate of 588,820 stock option shares and issued an aggregate of 14,100 restricted shares to certain employees and 10,500 non-qualified stock option shares to non-employee directors under the 2006 Plan. In 2009, the Company granted an aggregate of 529,000 stock option shares, issued an aggregate of 12,100 restricted shares to certain employees and granted 15,000 non-qualified stock option shares to non-employee directors under the 2006 Plan. As of December 31, 2009, 1,077,301 shares were available for future grant or issuance.

The non-qualified stock options and incentive stock options (“ISO’s”) granted under the 2006 Plan are exercisable for up to one-fifth of the total number of options granted on or after the first anniversary of the grant date, and as of the first day of each month thereafter are exercisable for an additional one-sixtieth of the total number of options granted until fully exercisable. The options expire seven years from the date of the grant. The restricted stock awards issued to certain employees prior to 2008 vest one-third on each anniversary of the award. The restricted stock awards issued to certain employees during 2008 vest 100% on the third anniversary date of the award. The restricted stock awards issued to outside directors vest over five years at the rate of one-fifth on each anniversary of the award, provided that the participant has continuously remained a director of the Company. Forfeiture rates are based on a stratification of employees by expected exercise behavior and range from 0% to 15%.

Stock-based compensation expense for the years ended December 31, 2009, 2008 and 2007 totaled $1.4 million, $1.9 million and $1.5 million, respectively. A portion of the Company’s granted options qualify as ISO’s for income tax purposes, and as such, a tax benefit is not recorded at the time the compensation cost related to the options is recorded for financial reporting purposes because an ISO does not ordinarily result in a tax benefit unless there is a disqualifying disposition. Stock option grants of non-qualified options result in the creation of a deferred tax asset until the time that the option is exercised.

The total non-vested stock-based compensation expense relating to the options and restricted shares is approximately $2.6 million at December 31, 2009 and approximately $1.1 million will be recorded as compensation expense in 2010 related to these grants. At December 31, 2009, the remaining weighted average vesting period for stock options was 3.11 years and for restricted shares was 1.77 years. Shares issued upon exercise of options have been previously registered with the SEC.

CARROLS RESTAURANT GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2009, 2008 and 2007

(in thousands of dollars, except share and per share amounts)

A summary of all option activity in 2009 under the Company’s 2006 Plan was as follows:

	2006 Plan
	Number of Options	Weighted Average Exercise Price	Average Remaining Contractual Life	Aggregate Intrinsic Value (in thousands)(1)
Options outstanding at January 1, 2009	1,710,764	$12.17	5.3	$—
Granted	544,000	2.77
Forfeited	(124,006)	10.60

Options outstanding at December 31, 2009	2,130,758	$9.86	4.8	$2,340

Vested or expected to vest at December 31, 2009	2,071,196	$9.83	4.8	$2,283

Options exercisable at December 31, 2009	844,074	$12.80	4.2	$—

(1)	The aggregate intrinsic value was calculated using the difference between the market price of the Company’s common stock at December 31 and the grant price for only those awards that have a grant price less than the market price of the Company’s common stock at December 31.

The restricted stock activity in 2009 related to the Company’s 2006 Plan was as follows:

	Shares	Weighted Average Grant Date Price
Nonvested at January 1, 2009	42,591	$11.25
Granted	12,100	$4.72
Vested	(19,245)	$13.12
Forfeited	(4,385)	$7.82

Nonvested at December 31, 2009	31,061	$8.04

12. Business Segment Information

The Company is engaged in the quick-service and quick-casual restaurant industry, with three restaurant concepts: Burger King operating as a franchisee, Pollo Tropical and Taco Cabana, both Company-owned concepts. Pollo Tropical is a quick-casual restaurant chain featuring grilled marinated chicken and authentic “made from scratch” side dishes. Taco Cabana is a quick-casual restaurant chain featuring fresh Mexican style food, including flame-grilled beef and chicken fajitas, quesadillas and other Tex-Mex dishes.

The accounting policies of each segment are the same as those described in the summary of significant accounting policies. The following table includes Segment EBITDA which is the measure of segment profit or loss reported to the chief operating decision maker for purposes of allocating resources to the segments and assessing their performance. Segment EBITDA is defined as earnings attributable to the applicable segment before interest, income taxes, depreciation and amortization, impairment losses and other lease charges, stock-based compensation expense, other income and gains and losses on extinguishment of debt.

CARROLS RESTAURANT GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2009, 2008 and 2007

(in thousands of dollars, except share and per share amounts)

The “Other” column includes corporate related items not allocated to reportable segments, including stock-based compensation expense. Other identifiable assets consist primarily of cash, certain other assets, corporate property and equipment including restaurant information systems expenditures, goodwill and deferred income taxes.

	Pollo Tropical	Taco Cabana	Burger King	Other	Consolidated
Year ended December 31, 2009
Revenues	$177,840	$254,280	$384,020	$—	$816,140
Cost of sales	58,287	73,783	105,376	—	237,446
Restaurant wages and related expenses	43,964	76,053	119,321	215	239,553
General and administrative expense (1)	10,292	11,436	28,927	1,196	51,851
Depreciation and amortization	8,049	9,374	13,486	1,611	32,520
Segment EBITDA	26,228	31,006	32,825
Identifiable assets	52,802	67,342	146,679	173,154	439,977
Capital expenditures	2,287	11,116	19,361	4,180	36,944

Year ended December 31, 2008
Revenues	$175,124	$249,654	$391,549	$—	$816,327
Cost of sales	57,852	76,389	110,575	—	244,816
Restaurant wages and related expenses	43,523	72,454	120,005	233	236,215
General and administrative expense (1)	11,294	11,602	28,061	1,706	52,663
Depreciation and amortization	8,005	8,600	14,356	1,475	32,436
Segment EBITDA	23,222	28,934	31,123
Identifiable assets	64,550	67,093	143,152	175,403	450,198
Capital expenditures	19,070	20,876	15,940	6,522	62,408

Year ended December 31, 2007
Revenues	$168,555	$239,107	$381,747	$—	$789,409
Cost of sales	53,640	71,378	100,927	—	225,945
Restaurant wages and related expenses	41,734	68,974	120,799	228	231,735
General and administrative expense (1)	9,914	11,082	30,327	1,310	52,633
Depreciation and amortization	6,794	8,514	15,056	1,413	31,777
Segment EBITDA	28,524	30,407	30,848
Identifiable assets	59,609	79,370	148,467	178,112	465,558
Capital expenditures	24,969	17,343	11,265	2,241	55,818

(1)	For the Pollo Tropical and Taco Cabana segments, such amounts include general and administrative expenses related directly to each segment. For the Burger King segment such amounts include general and administrative expenses related directly to the Burger King segment as well as expenses associated with administrative support to all three of the Company’s segments including executive management, information systems and certain accounting, legal and other administrative functions.

CARROLS RESTAURANT GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2009, 2008 and 2007

(in thousands of dollars, except share and per share amounts)

A reconciliation of segment EBITDA to consolidated net income follows:

	Year ended December 31,
	2009	2008	2007
Segment EBITDA:
Pollo Tropical	$26,228	$23,222	$28,524
Taco Cabana	31,006	28,934	30,407
Burger King	32,825	31,123	30,848
Less:
Depreciation and amortization	32,520	32,436	31,777
Impairment and other lease charges	2,771	5,521	2,169
Interest expense	19,638	28,033	31,439
Provision for income taxes	12,604	7,546	7,468
Stock-based compensation expense	1,411	1,939	1,538
Loss (gain) on extinguishment of debt	—	(4,368)	1,485
Other income	(720)	(580)	(1,150)

Net income	$21,835	$12,752	$15,053

13. Commitments and Contingencies

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

Years Ended December 31, 2009, 2008 and 2007

(in thousands of dollars, except share and per share amounts)

14. Retirement Plans

The Company offers its salaried employees the option to participate in the Carrols Corporation Retirement Savings Plan (the “Retirement Plan”). The Retirement Plan includes a savings option pursuant to section 401(k) of the Internal Revenue Code in addition to a post-tax savings option. The Company may elect to contribute to the Retirement Plan on an annual basis. The Company’s contributions are equal to 50% of the employee’s contribution to a maximum Company contribution of $520 annually for any plan year that the Company participates in an employee match. Under the Retirement Plan, the Company’s contributions begin to vest after one year and fully vest after five years of service. A year of service is defined as a plan year during which an employee completes at least 1,000 hours of service. Participating employees may contribute up to 50% of their salary annually to either of the savings options, subject to other limitations. The employees have various investment options available under a trust established by the Retirement Plan. Contributions to the Retirement Plan were $419, $417 and $403 for the years ended December 31, 2009, 2008 and 2007, respectively.

The Company also has an Amended and Restated Deferred Compensation Plan which permits employees not eligible to participate in the Retirement Plan because they have been excluded as “highly compensated” employees (as so defined in the Retirement Plan) to voluntarily defer portions of their base salary and annual bonus. All amounts deferred by the participants earn interest at 8% per annum. There is no Company matching on any portion of the funds. At December 31, 2009 and 2008, a total of $3,210 and $3,244, respectively, was deferred under this plan, including accrued interest.

15. Postretirement Benefits

The Company sponsors a postretirement medical and life insurance plan covering substantially all Burger King administrative and restaurant management personnel who retire or terminate after qualifying for such benefits. On November 1, 2007 the Company amended its postretirement medical and life insurance benefits to eliminate life insurance benefits for active employees who retire after December 31, 2007 and to increase retiree contributions for both current and future retirees effective January 1, 2008. As a result of this amendment, a curtailment gain of $105 was recorded in 2007 as a reduction to general and administrative expenses and $3.9 million was recorded as a reduction to the liability as a component of accumulated other comprehensive income. These amendments reduced the Company’s postretirement benefit obligations and reduced expense in 2009 and 2008.

CARROLS RESTAURANT GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2009, 2008 and 2007

(in thousands of dollars, except share and per share amounts)

The following was the plan status and accumulated postretirement benefit obligation (APBO) at December 31, 2009 and 2008:

	2009	2008
Change in benefit obligation:
Benefit obligation at beginning of year	$1,697	$3,022
Service cost	28	28
Interest cost	114	107
Plan participants’ contributions	49	36
Amendments/curtailments	(5)	(877)
Actuarial loss (gain)	233	(376)
Benefits paid	(209)	(265)
Medicare part D prescription drug subsidy	7	22

Benefit obligation at end of year	$1,914	$1,697

Change in plan assets:
Fair value of plan assets at beginning of year	$—	$—
Employer contributions	153	207
Plan participants’ contributions	49	36
Benefits paid	(209)	(265)
Medicare part D prescription drug subsidy	7	22

Fair value of plan assets at end of year	—	—

Funded status	$(1,914)	$(1,697)

Weighted average assumptions:
Discount rate used to determine benefit obligations	6.00%	6.70%

Discount rate used to determine net periodic benefit cost	6.70%	6.48%

The discount rate is determined based on high-quality fixed income investments that match the duration of expected retiree medical and life insurance benefits. The Company has typically used the corporate AA/Aa bond rate for this assumption.

Components of net periodic postretirement benefit cost (income) recognized in the consolidated statements of operations were:

	Year ended December 31,
	2009	2008	2007
Service cost	$28	$28	$429
Interest cost	114	107	369
Amortization of net gains and losses	94	87	99
Amortization of prior service credit	(359)	(359)	(46)
Curtailment income	—	—	(105)

Net periodic postretirement benefit cost (income)	$(123)	$(137)	$746

CARROLS RESTAURANT GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2009, 2008 and 2007

(in thousands of dollars, except share and per share amounts)

Amounts recognized in accumulated other comprehensive income that have not yet been recognized as components of net periodic benefit cost (income), consisted of:

	2009	2008
Prior service cost	$4,473	$4,827
Net gain	(1,733)	(1,594)
Deferred income taxes	(1,077)	(1,269)

Accumulated other comprehensive income	$1,663	$1,964

The estimated net gain and prior service credit for the postretirement benefit plan that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year are $99 and ($360), respectively.

The following table reflects the changes in accumulated other comprehensive income for the years ended December 31, 2009 and 2008:

	2009	2008
Net loss (gain)	$233	$(376)
Prior service credit	(5)	(877)
Amortization of net loss	(94)	(87)
Amortization of prior service credit	359	359
Deferred income taxes	(192)	378

Total recognized in accumulated other comprehensive income	$301	$(603)

Assumed health care cost trend rates at December 31 were as follows:

	2009	2008	2007
Medical benefits cost trend rate assumed for the following year	9.00%	8.50%	9.00%
Prescription drug benefit cost trend rate assumed for the following year	9.00%	10.00%	11.00%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	5.00%	5.00%	5.00%
Year that the rate reaches the ultimate trend rate	2016	2016	2016

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in the health care cost trend rates would have the following effects:

	1% Increase	1% Decrease
Effect on total of service and interest cost components	$11	$(10)
Effect on postretirement benefit obligation	163	(161)

During 2010, the Company expects to contribute approximately $122 to its postretirement benefit plan. The benefits, net of Medicare Part D subsidy receipts, expected to be paid in each year from 2010 through 2014 are $122, $121, $110, $135 and $147 respectively, and for the years 2015-2019 the aggregate amount is $977.

CARROLS RESTAURANT GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2009, 2008 and 2007

(in thousands of dollars, except share and per share amounts)

16. Net Income per Share

Basic net income per share is computed by dividing net income for the period by the weighted average number of common shares outstanding during the period. Diluted net income per share is computed by dividing net income for the period by the weighted average number of common shares outstanding plus the dilutive effect of outstanding stock options using the treasury stock method. To the extent such outstanding stock options are antidilutive, they are excluded from the calculation of diluted net income per share. The computation of diluted net income per share excludes options to purchase 1,035,774, 1,151,637 and 612,222 shares of common stock in 2009, 2008 and 2007 because the exercise price of these options was greater than the average market price of the common shares in the periods and therefore, they were antidilutive. In addition, options to purchase 25,500 and 612,222 shares of common stock are excluded from the computation of diluted net income per share in 2009 and 2007 as they were antidilutive under the treasury stock method.

The following table is a reconciliation of the net income and share amounts used in the calculation of basic net income per share and diluted net income per share:

	Year ended December 31,
	2009	2008	2007
Basic net income per share:
Net income	$21,835	$12,752	$15,053
Weighted average common shares outstanding	21,594,366	21,573,500	21,551,850
Basic net income per share	$1.01	$0.59	$0.70

Diluted net income per share:
Net income for diluted net income per share	$21,835	$12,752	$15,053
Shares used in computed basic net income per share	21,594,366	21,573,500	21,551,850
Dilutive effect of restricted shares and stock options	174,317	2,273	7,389

Shares used in computed diluted net income per share	21,768,683	21,575,773	21,559,239

Diluted net income per share	$1.00	$0.59	$0.70

17. Subsequent Events

On January 15, 2010, the Company granted in the aggregate options to purchase 530,350 shares of its common stock, consisting of 160,000 shares of non-qualified stock options and 370,350 shares of incentive stock options, and issued 4,000 shares of restricted stock. The non-qualified stock options and ISO’s granted are exercisable for up to one-fifth of the total number of options granted on or after the first anniversary of the grant date and as of the first day of each month thereafter are exercisable for an additional one-sixtieth of the total number of options granted until fully exercisable. The options expire seven years from the date of the grant and were issued with an exercise price equal to the fair market value of the stock price, or $6.48 per share of common stock, on the date of grant. The weighted-average fair value of options granted was $3.06. The restricted stock awards vest 100% on the third anniversary of the award date.

CARROLS RESTAURANT GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2009, 2008 and 2007

(in thousands of dollars, except share and per share amounts)

18. Selected Quarterly Financial and Earnings Data (Unaudited)

	2009
	First Quarter	Second Quarter		Third Quarter		Fourth Quarter(1)
Revenue	$201,343	$203,934		$201,166		$209,697
Gross profit (2)	28,039	27,687		26,527		27,337
Income from operations	13,191	16,121	(3)	13,525	(3)	11,240	(3)(4)
Net income	5,026	7,065		5,597		4,147
Basic net income per common share	0.23	0.33		0.26		0.19
Diluted net income per common share	0.23	0.32		0.26		0.19

	2008
	First Quarter	Second Quarter		Third Quarter		Fourth Quarter
Revenue	$195,753	$210,682		$209,064		$200,828
Gross profit (2)	23,106	26,288		25,962		27,840
Income from operations	9,693	12,080	(5)	12,677		9,513	(4)(5)
Net income	1,446	3,257	(6)	3,680		4,369	(6)
Basic and diluted net income per common share	0.07	0.15		0.17		0.20

(1)	The fourth quarter of 2009 contained fourteen weeks.
(2)	Gross profit is defined as total revenues less cost of sales, restaurant wages and related expenses, restaurant rent expense, other restaurant operating expenses and advertising expenses.
(3)	The Company recorded a gain of $0.6 million related to an insurance recovery for damages to Taco Cabana restaurants during Hurricane Ike in the second quarter of 2009, a gain of $0.2 million related to the sale of a non-operating property in the third quarter of 2009 and a loss of $0.1 million related to a sale-leaseback transaction in the fourth quarter of 2009. (See Note 9)
(4)	The Company recorded impairment and other lease termination charges of $2.4 million in the fourth quarter of 2009 and $5.4 million in the fourth quarter of 2008. (See Note 4)
(5)	The Company recorded $0.1 million related to the sale of a Taco Cabana restaurant property in the second quarter of 2008 and $0.5 million related to an insurance recovery for damages to a Taco Cabana restaurant property in Galveston, Texas from Hurricane Ike in the fourth quarter of 2008. (See Note 9)
(6)	The Company repurchased and retired $2.0 million and $13.0 million principal amount of the Notes in open market transactions in the second and fourth quarter of 2008, respectively, resulting in a gain on extinguishment of debt of $0.2 million and $4.2 million in the second and fourth quarter of 2008, respectively. (See Note 7)

CARROLS RESTAURANT GROUP, INC. AND SUBSIDIARY

SCHEDULE I—CONDENSED FINANCIAL INFORMATION OF CARROLS RESTAURANT GROUP, INC.

(PARENT COMPANY ONLY)

CONDENSED BALANCE SHEETS

(in thousands of dollars except share and per share amounts)

	December 31,
	2009	2008
ASSETS
Investment in and advances from unconsolidated subsidiary	$31,454	$8,503

Total assets	$31,454	$8,503

LIABILITIES AND STOCKHOLDERS’ EQUITY
Due to unconsolidated subsidiary	$50	$44

Total liabilities	50	44

Stockholders’ equity:
Preferred stock, par value $.01; authorized 20,000,000 shares, issued and outstanding—none	—	—
Voting common stock, par value $.01; authorized 100,000,000 shares, issued and outstanding—21,611,707 and 21,592,462 shares, respectively	216	216
Additional paid-in capital	1,759	348
Retained earnings	27,907	6,072
Accumulated other comprehensive income	1,663	1,964
Treasury stock, at cost	(141)	(141)

Total stockholders’ equity	31,404	8,459

Total liabilities and stockholders’ equity	$31,454	$8,503

The accompanying notes are an integral part of these condensed financial statements.

CARROLS RESTAURANT GROUP, INC. AND SUBSIDIARY

SCHEDULE I—CONDENSED FINANCIAL INFORMATION OF CARROLS RESTAURANT GROUP, INC.

(PARENT COMPANY ONLY)

CONDENSED STATEMENTS OF OPERATIONS

(in thousands of dollars)

	Year Ended December 31,
	2009	2008	2007
Income:
Investment income from unconsolidated subsidiary	$21,841	$12,758	$15,059
Expenses:
General and administrative	6	6	6

Net income	$21,835	$12,752	$15,053

The accompanying notes are an integral part of these condensed financial statements.

CARROLS RESTAURANT GROUP, INC. AND SUBSIDIARY

SCHEDULE I—CONDENSED FINANCIAL INFORMATION OF CARROLS RESTAURANT GROUP, INC.

(PARENT COMPANY ONLY)

CONDENSED STATEMENTS OF CASH FLOWS

(in thousands of dollars)

	Year Ended December 31,
	2009	2008	2007
Cash flows from operating activities:
Net income	$21,835	$12,752	$15,053
Adjustments to reconcile net income to net cash provided from operating activities:
Increase in investment in unconsolidated subsidiary	(21,841)	(12,758)	(15,059)
Increase in due to unconsolidated subsidiary	6	6	6

Net cash provided from operating activities	—	—	—

Net increase (decrease) in cash and cash equivalents	—	—	—
Cash and cash equivalents, beginning of year	—	—	—

Cash and cash equivalents, end of year	$—	$—	$—

The accompanying notes are an integral part of these condensed financial statements.

CARROLS RESTAURANT GROUP, INC. AND SUBSIDIARY

SCHEDULE I—CONDENSED FINANCIAL INFORMATION OF CARROLS RESTAURANT GROUP, INC.

(PARENT COMPANY ONLY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

Note 1 – Basis of Presentation

Carrols Restaurant Group, Inc’s (the “Company”) investment in subsidiary is stated at cost plus equity in the undistributed earnings of its subsidiary. The Company’s share of net income of its unconsolidated subsidiary is included in consolidated income using the equity method. This condensed financial information of the parent company only should be read in conjunction with the Consolidated Financial Statements of the Company included elsewhere in this annual report.

CARROLS RESTAURANT GROUP, INC. AND SUBSIDIARY

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

Years Ended December 31, 2009, 2008 and 2007

(in thousands of dollars)

	Column B	Column C		Column D	Col. E
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to other accounts	Deductions	Balance at End of Period
Year ended December 31, 2009:
Deferred income tax valuation allowance.	$575	$(12)	$—	$—	$563
Year ended December 31, 2008:
Deferred income tax valuation allowance.	$765	$(190)	$—	$—	$575
Year ended December 31, 2007:
Deferred income tax valuation allowance	$1,022	$(257)	$—	$—	$765

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholder of

Carrols Corporation and subsidiaries

Syracuse, NY

We have audited the accompanying consolidated balance sheets of Carrols Corporation (a wholly owned subsidiary of Carrols Restaurant Group, Inc.) and subsidiaries (the “Company”) as of January 3, 2010 and December 28, 2008, and the related consolidated statements of operations, changes in stockholder’s equity (deficit), and cash flows for each of the three years in the period ended January 3, 2010. Our audits also included the financial statement schedule listed in the index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of January 3, 2010 and December 28, 2008, and the results of its operations and its cash flows for each of the three years in the period ended January 3, 2010, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ Deloitte & Touche LLP

Rochester, NY

March 9, 2010

CARROLS CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

December 31, 2009 and 2008

(in thousands of dollars except share and per share amounts)

	December 31,
	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$4,402	$3,399
Trade and other receivables	5,971	5,622
Inventories	5,935	5,588
Prepaid rent	3,928	2,998
Prepaid expenses and other current assets	4,835	6,738
Refundable income taxes	1,185	—
Deferred income taxes (Note 10)	4,834	4,890

Total current assets	31,090	29,235
Property and equipment, net (Note 2)	192,724	195,376
Franchise rights, net (Note 3)	73,674	76,870
Goodwill (Note 3)	124,934	124,934
Intangible assets, net	543	675
Franchise agreements, at cost less accumulated amortization of $5,854 and $5,729, respectively	5,924	5,826
Deferred income taxes (Note 10)	1,935	6,697
Other assets	9,153	10,585

Total assets	$439,977	$450,198

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Current portion of long-term debt (Note 7)	$12,985	$12,093
Accounts payable	15,983	18,789
Accrued interest	6,880	7,742
Accrued payroll, related taxes and benefits	21,454	15,431
Accrued income taxes payable	—	2,099
Accrued real estate taxes	4,780	3,803
Other liabilities	9,061	10,848

Total current liabilities	71,143	70,805
Long-term debt, net of current portion (Note 7)	260,108	289,202
Lease financing obligations (Note 8)	9,999	14,859
Deferred income—sale-leaseback of real estate	43,088	43,447
Accrued postretirement benefits (Note 15)	1,914	1,697
Other liabilities (Note 5)	22,271	21,685

Total liabilities	408,523	441,695
Commitments and contingencies (Note 13)
Stockholder’s equity (Note 11):
Common stock, par value $1; authorized 1,000 shares, issued and outstanding—10 shares	—	—
Additional paid-in capital	(5,734)	(7,145)
Retained earnings	35,525	13,684
Accumulated other comprehensive income (Note 15)	1,663	1,964

Total stockholder’s equity	31,454	8,503

Total liabilities and stockholder’s equity	$439,977	$450,198

The accompanying notes are an integral part of these consolidated financial statements.

CARROLS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

Years Ended December 31, 2009, 2008 and 2007

(in thousands of dollars)

	2009	2008	2007
Revenues:
Restaurant sales	$814,534	$814,893	$788,065
Franchise royalty revenues and fees	1,606	1,434	1,344

Total revenues	816,140	816,327	789,409

Costs and expenses:
Cost of sales	237,446	244,816	225,945
Restaurant wages and related expenses (including stock-based compensation expense of $215, $233 and $228, respectively)	239,553	236,215	231,735
Restaurant rent expense	49,709	46,686	44,122
Other restaurant operating expenses	117,761	123,278	115,792
Advertising expense	31,172	31,329	30,941
General and administrative (including stock-based compensation expense of $1,196, $1,706 and $1,310, respectively)	51,845	52,657	52,627
Depreciation and amortization	32,520	32,436	31,777
Impairment and other lease charges (Note 4)	2,771	5,521	2,169
Other income (Note 9)	(720)	(580)	(1,150)

Total operating expenses	762,057	772,358	733,958

Income from operations	54,083	43,969	55,451
Interest expense	19,638	28,033	31,439
Loss (gain) on extinguishment of debt (Note 7)	—	(4,368)	1,485

Income before income taxes	34,445	20,304	22,527
Provision for income taxes (Note 10)	12,604	7,546	7,468

Net income	$21,841	$12,758	$15,059

The accompanying notes are an integral part of these consolidated financial statements.

CARROLS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER’S EQUITY (DEFICIT)

Years Ended December 31, 2009, 2008 and 2007

(in thousands of dollars)

	Common Stock	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Stockholder’s Equity (Deficit)
Balance at January 1, 2007	$—	$(10,601)	$(14,133)	$(1,001)	$(25,735)
Adjustment to initial public offering expenses (Note 11)	—	(21)	—	—	(21)
Stock-based compensation	—	1,538	—	—	1,538
Comprehensive income:
Net income	—	—	15,059	—	15,059
Change in postretirement benefit obligations, net of tax of $1,546 (Note 15)	—	—	—	2,362	2,362

Total comprehensive income					17,421

Balance at December 31, 2007	—	(9,084)	926	1,361	(6,797)
Stock-based compensation	—	1,939	—	—	1,939
Comprehensive income:
Net income			12,758		12,758
Change in postretirement benefit obligations, net of tax of $378 (Note 15)	—	—	—	603	603

Total comprehensive income					13,361

Balance at December 31, 2008	—	(7,145)	13,684	1,964	8,503
Stock-based compensation	—	1,411	—	—	1,411
Comprehensive income:
Net income			21,841		21,841
Change in postretirement benefit obligations, net of tax of $192 (Note 15)	—	—	—	(301)	(301)

Total comprehensive income					21,540

Balance at December 31, 2009	$—	$(5,734)	$35,525	$1,663	$31,454

The accompanying notes are an integral part of these consolidated financial statements.

CARROLS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, 2009, 2008 and 2007

(in thousands of dollars)

	2009	2008	2007
Cash flows provided from operating activities:
Net income	$21,841	$12,758	$15,059
Adjustments to reconcile net income to net cash provided from operating activities:
Loss (gain) on disposals of property and equipment	121	542	(398)
Stock-based compensation	1,411	1,939	1,538
Impairment and other lease charges	2,771	5,521	2,169
Depreciation and amortization	32,520	32,436	31,777
Amortization of deferred financing costs	991	1,180	1,239
Amortization of unearned purchase discounts	(2,149)	(2,148)	(2,155)
Amortization of deferred gains from sale-leaseback transactions	(3,178)	(2,212)	(1,954)
Gain on settlements of lease financing obligations	(133)	(48)	(174)
Accretion of interest on lease financing obligations	47	229	532
Deferred income taxes	5,010	3,396	(1,232)
Loss (gain) on extinguishment of debt	—	(4,368)	1,485
Changes in other operating assets and liabilities:
Refundable income taxes	(1,185)	—	2,806
Accounts payable	(2,399)	(1,383)	2,447
Accrued interest	(862)	(406)	287
Accrued payroll, related taxes and benefits	6,023	(3,238)	224
Accrued income taxes	(2,099)	1,166	933
Other liabilities-current	1,055	778	(1,300)
Other liabilities-long-term	511	1,055	1,835
Other	392	(2,551)	(163)

Net cash provided from operating activities	60,688	44,646	54,955

Cash flows used for investing activities:
Capital expenditures:
New restaurant development	(9,696)	(35,856)	(34,897)
Restaurant remodeling	(12,404)	(11,610)	(10,074)
Other restaurant capital expenditures	(10,664)	(8,420)	(8,606)
Corporate and restaurant information systems	(4,180)	(6,522)	(2,241)

Total capital expenditures	(36,944)	(62,408)	(55,818)
Properties purchased for sale-leaseback	(2,906)	—	(2,461)
Proceeds from sale-leaseback transactions	8,662	14,642	10,599
Proceeds from sales of other properties	819	119	2,385

Net cash used for investing activities	(30,369)	(47,647)	(45,295)

Cash flows used for financing activities:
Proceeds from new senior credit facility	—	—	120,000
Repayment of term loans under prior credit facility	—	—	(118,400)
Borrowings on revolving credit facility	102,300	142,100	49,600
Repayments on revolving credit facility	(118,400)	(124,100)	(49,600)
Scheduled principal payments on term loans	(12,000)	(3,000)	—
Principal payments on capital leases	(102)	(146)	(314)
Proceeds from lease financing obligations	835	—	—
Settlement of lease financing obligations	(1,945)	(5,500)	(6,240)
Financing costs associated with issuance of lease financing obligations	(4)	—	—
Expenses from initial public offering	—	—	(21)
Financing costs associated with issuance of debt	—	—	(1,228)
Repurchase of senior subordinated notes	—	(10,350)	—

Net cash used for financing activities	(29,316)	(996)	(6,203)

Net increase (decrease) in cash and cash equivalents	1,003	(3,997)	3,457
Cash and cash equivalents, beginning of year	3,399	7,396	3,939

Cash and cash equivalents, end of year	$4,402	$3,399	$7,396

Supplemental disclosures:
Interest paid on long-term debt	$18,433	$22,475	$24,467
Interest paid on lease financing obligations	$1,163	$4,603	$4,913
Accruals for capital expenditures	$453	$860	$742
Income taxes paid, net	$10,877	$2,985	$5,494
Capital lease obligations incurred	$—	$158	$88
Non-cash reduction of assets under lease financing obligations due to lease amendments	$2,362	$23,339	$—
Non-cash reduction of lease financing obligations due to lease amendments	$3,713	$32,565	$—

The accompanying notes are an integral part of these consolidated financial statements.

CARROLS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2009, 2008 and 2007

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

The difference between the consolidated financial statements of Carrols Corporation and Carrols Restaurant Group is due to additional rent expense of approximately $6 per year for Carrols Restaurant Group and the composition of stockholder’s deficit.

Business Description. At December 31, 2009, the Company operated, as franchisee, 312 quick-service restaurants under the trade name “Burger King” in 12 Northeastern, Midwestern and Southeastern states. At December 31, 2009, the Company also owned and operated 91 Pollo Tropical restaurants, of which 85 were in Florida, four were in New Jersey and one each was in New York and Connecticut, and franchised a total of 28 Pollo Tropical restaurants, 21 in Puerto Rico, two in Ecuador, one in Honduras, one in the Bahamas and three on college campuses in Florida. At December 31, 2009, the Company also owned and operated 156 Taco Cabana restaurants located primarily in Texas and franchised two Taco Cabana restaurants in New Mexico, one in Georgia and one in Texas.

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

Fiscal Year. The Company uses a 52-53 week fiscal year ending on the Sunday closest to December 31. All references herein to fiscal years ended December 31, 2007, December 30, 2008 and January 3, 2010 will be referred to as fiscal years ended December 31, 2007, 2008 and 2009, respectively. The fiscal year ended December 31, 2009 contained 53 weeks and the fiscal years ended December 31, 2008 and 2007 each contained 52 weeks.

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

Years Ended December 31, 2009, 2008 and 2007

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

Leasehold improvements are depreciated over the shorter of their estimated useful lives or the underlying lease term. In circumstances where an economic penalty would be presumed by the non exercise of one or more renewal options under the lease, the Company includes those renewal option periods when determining the lease term. For significant leasehold improvements made during the latter part of the lease term, the Company amortizes those improvements over the shorter of their useful life or an extended lease term. The extended lease term would consider the exercise of renewal options if the value of the improvements would imply that an economic penalty would be incurred without the renewal of the option. Building costs incurred for new restaurants on leased land are depreciated over the lease term, which is generally a 20-year period.

Burger King Franchise Rights. For its Burger King restaurant acquisitions prior to 2002, the Company generally allocated to franchise rights, an intangible asset, the excess of purchase price and related costs over the value assigned to the net tangible and intangible assets acquired. Amounts allocated to franchise rights for each acquisition are amortized using the straight-line method over the average remaining term of the acquired franchise agreements plus one twenty year renewal period.

Burger King Franchise Agreements. Fees for initial franchises and renewals are amortized using the straight-line method over the term of the agreement, which is generally twenty years.

Goodwill. Goodwill represents the excess of purchase price and related costs over the value assigned to the net tangible and identifiable intangible assets of businesses acquired. Goodwill is not amortized but is tested for impairment at least annually as of December 31.

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

Leases. All leases are reviewed for capital or operating classification at their inception. The majority of the Company’s leases are operating leases. Many of the lease agreements contain rent holidays, rent escalation clauses and/or contingent rent provisions. Rent expense for leases that contain scheduled rent increases is recognized on a straight-line basis over the lease term, including any option period included in the determination of the lease term. Contingent rentals are generally based upon a percentage of sales or a percentage of sales in excess of stipulated amounts and are generally not considered minimum rent payments but are recognized as rent expense when incurred.

CARROLS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2009, 2008 and 2007

(in thousands of dollars, except share and per share amounts)

Lease Financing Obligations. Lease financing obligations pertain to real estate sale-leaseback transactions accounted for under the financing method. The assets (land and building) subject to these obligations remain on the Company’s consolidated balance sheet at their historical costs and such assets (excluding land) continue to be depreciated over their remaining useful lives. The proceeds received by the Company from these transactions are recorded as lease financing obligations and the lease payments are applied as payments of principal and interest. The selection of the interest rate on lease financing obligations is evaluated at inception of the lease based on the Company’s incremental borrowing rate adjusted to the rate required to prevent recognition of a non-cash loss or negative amortization of the obligation through the end of the primary lease term.

Revenue Recognition. Revenues from Company owned and operated restaurants are recognized when payment is tendered at the time of sale. Franchise royalty revenues associated with Pollo Tropical and Taco Cabana restaurants are based on a percent of gross sales and are recorded as income when earned.

Unearned Purchase Discounts. Unearned purchase discounts are amortized as a reduction of cost of sales either over the life of the supplier contract or the estimated purchase commitment period. In 2000, Burger King Corporation arranged for the Coca-Cola Company and Dr. Pepper/Seven-Up, Inc. to provide funding to franchisees in connection with certain initiatives to upgrade restaurants. The Company received approximately $19.8 million in 2000 and $1.6 million in 2001 under this arrangement with these suppliers. The total amount of these purchase discounts amortized for each of the years ended December 31, 2009, 2008 and 2007 was $2.2 million. At December 31, 2009 these purchase discounts have been fully amortized.

Income Taxes. Deferred tax assets and liabilities are based on the difference between the financial statement and tax bases of assets and liabilities as measured by the tax rates that are anticipated to be in effect when those differences reverse. The deferred tax provision generally represents the net change in deferred tax assets and liabilities during the period. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the results of operations in the period that includes the enactment date. A valuation allowance is established when it is necessary to reduce deferred tax assets to amounts for which realization is more likely than not. The Company recognizes the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The Company and its subsidiary file a consolidated federal income tax return.

Advertising Costs. All advertising costs are expensed as incurred.

Cost of Sales. The Company includes the cost of food, beverage and paper, net of any discounts, in cost of sales.

Pre-opening Costs. The Company’s pre-opening costs are expensed as incurred and generally include payroll costs associated with opening the new restaurant, rent and promotional costs.

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

Fair Value of Financial Instruments. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants on the measurement date. In determining fair value, the accounting standards establish a three level hierarchy for inputs used in measuring fair

CARROLS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2009, 2008 and 2007

(in thousands of dollars, except share and per share amounts)

value as follows: Level 1 inputs are quoted prices in active markets for identical assets or liabilities; Level 2 inputs are observable for the asset or liability, either directly or indirectly, including quoted prices in active markets for similar assets or liabilities; and Level 3 inputs are unobservable and reflect our own assumptions. The following methods were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate the fair value:

•	Current Assets and Liabilities. The carrying value of cash and cash equivalents and accrued liabilities approximates fair value because of the short maturity of those instruments.

•

Senior Subordinated Notes. The fair values of outstanding senior subordinated notes are based on quoted market prices. The fair values at December 31, 2009 and 2008 were approximately $167.5 million and $111.4 million, respectively.

•

Revolving and Term Loan Facilities. Rates and terms under Carrols’ senior credit facility are favorable to debt with similar terms and maturities that could be obtained, if at all, at December 31, 2009. Given the lack of comparative information regarding such debt, including the lack of trading in our Term A debt, it is not practicable to estimate the fair value of our existing borrowings under Carrols’ senior credit facility at December 31, 2009.

See Note 4 for discussion of the fair value of non-financial assets measured on a non-recurring basis.

Earnings Per Share Presentation. Authoritative guidance requires presentation of earnings per share by all entities that have issued common stock or potential common stock if those securities trade in a public market either on a stock exchange (domestic or foreign) or in the over-the-counter market. The Company’s common stock is not publicly traded and therefore, earnings per share amounts are not presented.

Stock-Based Compensation. The Company applies the Black-Scholes valuation model in determining the fair value of stock options granted to employees, which is then amortized on a straight-line basis to compensation expense over the requisite service period. For restricted stock awards, the fair market value of the award, determined based upon the closing value of the Carrols Restaurant Group’s stock price on the grant date, is recorded to compensation expense on a straight-line basis over the vesting period.

Carrols Restaurant Group has adopted an incentive stock plan under which incentive stock options, non-qualified stock options and restricted shares may be granted to employees and non-employee directors. On an annual basis, Carrols Restaurant Group has granted incentive stock options, non-qualified stock options and restricted shares under these plans. The stock options granted generally vest at 20% per year and expire seven years from the date of grant. Restricted shares granted to employees generally vest 100% after three years and restricted shares granted to non-employee directors generally vest at 20% per year. The fair value of shares granted is determined based on Carrols Restaurant Group’s closing stock price on the date of grant. Stock-based compensation related to these grants totaled $1.4 million, $1.9 million and $1.5 million in 2009, 2008 and 2007, respectively.

CARROLS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2009, 2008 and 2007

(in thousands of dollars, except share and per share amounts)

The weighted average fair-value of the options granted by Carrols Restaurant Group in 2009, 2008 and 2007 was $2.77, $2.64 and $6.78, respectively, which was estimated using the Black-Scholes option pricing model with the following weighted-average assumptions:

	2009	2008	2007
Risk-free interest rate	1.36%	3.06%	4.83%
Annual dividend yield	0%	0%	0%
Expected life	4.8 years	4.8 years	5 years
Expected volatility	49%	33%	30%

The assumptions include the risk-free rate of interest, expected dividend yield, expected volatility, and the expected term of the award. The risk-free rate of interest was based on the zero coupon U.S. Treasury bond rates appropriate for the expected term of the award. There are no expected dividends as Carrols Restaurant Group does not currently plan to pay dividends on its common stock. Expected stock price volatility was based on the implied volatility of a peer group that had actively traded stock during the period immediately preceding the share-based award grant. The expected term is estimated by using the actual contractual term of the awards and the expected length of time for the employees to exercise the awards. Compensation expense is recognized only for those options expected to vest, with forfeitures estimated based on the Company’s historical experience and future expectations. Also see Note 11 to the consolidated financial statements.

Gift cards. The Company sells gift cards to its customers in its restaurants and through selected third parties. The gift cards sold to its Pollo Tropical and Taco Cabana customers have no stated expiration dates and are subject in certain states to actual and/or potential escheatment rights. Proceeds from the sale of gift cards at the Company’s Burger King restaurants are remitted to Burger King Corporation. The Company recognizes revenue from gift cards upon redemption by the customer. Revenues from gift card breakage or from inactive gift cards related to Pollo Tropical and Taco Cabana are not material to the Company’s consolidated financial statements.

Subsequent Events. The Company evaluated for subsequent events through the issuance date of the Company’s financial statements. See Note 17 to the consolidated financial statements.

Recent Accounting Pronouncements

In June 2009, the FASB approved ASU 2009-01, the FASB Accounting Standards Codification (the “ASC”) as the single source of authoritative nongovernmental generally accepted accounting principles (“GAAP”). All existing accounting standard documents, such as FASB, American Institute of Certified Public Accountants, Emerging Issues Task Force and other related literature, excluding guidance from the Securities and Exchange Commission (“SEC”), have been superseded by the ASC. All other non-grandfathered, non-SEC accounting literature not included in the ASC has become nonauthoritative. The ASC did not change GAAP, but instead introduced a new structure that combines all authoritative standards into a comprehensive, topically organized online database. The ASC became effective for the Company on September 27, 2009, There have been no changes to the content of the Company’s financial statements or disclosures as a result of implementing the ASC.

There are no other recent accounting pronouncements that have had or are expected to have a material impact on the Company’s consolidated financial statements as of the date of this report.

CARROLS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2009, 2008 and 2007

(in thousands of dollars, except share and per share amounts)

2. Property and Equipment

Property and equipment at December 31 consisted of the following:

	December 31,
	2009	2008
Land	$21,588	$24,760
Owned buildings	26,086	28,757
Leasehold improvements	191,275	181,025
Equipment	220,339	213,419
Assets subject to capital leases	6,848	6,848

	466,136	454,809
Less accumulated depreciation and amortization	(273,412)	(259,433)

	$192,724	$195,376

Assets subject to capital leases pertain to buildings leased for certain restaurant locations and had accumulated amortization at December 31, 2009 and 2008 of $5,887 and $5,781, respectively. At December 31, 2009 and 2008, land of $4,176 and $5,939, respectively, and owned buildings of $4,888 and $7,315, respectively, were subject to lease financing obligations accounted for under the lease financing method (See Note 8). Accumulated depreciation pertaining to owned buildings subject to lease financing obligations at December 31, 2009 and 2008 was $1,690 and $3,079, respectively.

Depreciation expense for all property and equipment for the years ended December 31, 2009, 2008 and 2007 was $28,563, $28,427 and $27,672, respectively.

3. Goodwill and Franchise Rights

Goodwill. Goodwill is evaluated for impairment annually or more frequently if indicators of impairment are present. If the determined fair value of goodwill is less than the related carrying amount, an impairment loss is recognized. The Company is required to review goodwill for impairment annually, or more frequently, when events and circumstances indicate that the carrying amounts may be impaired. The Company performs its annual impairment assessment as of December 31 and has determined its reporting units to be at the operating segment level: its Burger King restaurants, operating as a franchisee; Pollo Tropical and Taco Cabana each at the brand level.

In performing its goodwill impairment test, the Company compared the net book values of its reporting units to their estimated fair values. In determining the estimated fair values of the reporting units, the Company employed a combination of a discounted cash flow analysis and a market-based approach. The results of the discounted cash flow analyses were corroborated with other value indicators where available, such as comparable company earnings multiples.

No impairment losses have been recognized as a result of these tests since January 1, 2002. There have been no changes in goodwill for the years ended December 31, 2009 and 2008. Goodwill is summarized below:

	Pollo Tropical	Taco Cabana	Burger King	Total
Balance, December 31, 2009 and 2008	$56,307	$67,177	$1,450	$124,934

CARROLS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2009, 2008 and 2007

(in thousands of dollars, except share and per share amounts)

Burger King Franchise Rights. Amounts allocated to franchise rights for each Burger King acquisition are amortized using the straight-line method over the average remaining term of the acquired franchise agreements plus one twenty year renewal period. Following is a summary of the Company’s Burger King franchise rights as of the respective balance sheet dates:

	December 31, 2009		December 31, 2008
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Franchise rights	$138,308	$64,634	$138,308	$61,438

Amortization expense related to Burger King franchise rights for the years ended December 31, 2009, 2008 and 2007 was $3,196, $3,197 and $3,216, respectively and we expect annual amortization to be $3,197 for each of the years ending 2010 through 2014.

4. Impairment of Long-Lived Assets

The Company reviews its long-lived assets, principally property and equipment, for impairment at the restaurant level. If an indicator of impairment exists for any of the assets, an estimate of undiscounted future cash flows over the life of the primary asset for each restaurant is compared to that long-lived asset’s carrying value. If the carrying value is greater than the undiscounted cash flow, the Company then determines the fair value of the asset and if an asset is determined to be impaired, the loss is measured by the excess of the carrying amount of the asset over its fair value plus any lease liabilities to be incurred for non-operating restaurants.

The Company determined the fair value of the impaired long-lived assets at the restaurant level based on current economic conditions and historical experience. These asset measurements are considered Level 3 in the fair value hierarchy. The non-financial assets measured at fair value associated with impairment charges recorded in 2009 totaled $0.2 million and consisted of restaurant equipment estimated at residual value.

Impairment and other lease charges recorded on long-lived assets were as follows:

	Year Ended December 31,
	2009	2008	2007
Burger King	$487	$150	$345
Pollo Tropical	2,152	3,181	1,657
Taco Cabana	132	2,190	167

	$2,771	$5,521	$2,169

The Company closed one Pollo Tropical restaurant in 2009 whose fixed assets were impaired in 2008, and recorded a charge of $0.3 million which principally consisted of future minimum lease payments and related ancillary costs from the date of the restaurant closure to the end of the remaining lease term, net of any estimated cost recoveries from subletting the property. During 2009, the Company also recorded fixed asset impairment charges of $1.9 million associated with an underperforming Pollo Tropical restaurant and $0.4 million associated with two underperforming Burger King restaurants.

During 2008, the Company closed two Taco Cabana restaurants and recorded a charge of $2.2 million, including a fixed asset impairment charge of $1.7 million and other lease charges of $0.5 million which

CARROLS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2009, 2008 and 2007

(in thousands of dollars, except share and per share amounts)

principally consisted of future minimum lease payments and related ancillary costs from the date of the restaurant closure to the end of the remaining lease term, net of any estimated cost recoveries from subletting the properties. In 2008, the Company also recorded a fixed asset impairment charge of $3.1 million associated with three underperforming PolloTropical restaurants, one of which was subsequently closed in 2009 as noted above.

In 2007, the Company recorded an impairment charge of $1.7 million for an underperforming Pollo Tropical restaurant that was also closed.

The Company assesses the potential impairment of Burger King franchise rights whenever events or changes in circumstances indicate that the carrying value may not be recoverable. If an indicator of impairment exists, an estimate of the aggregate undiscounted cash flows from the acquired restaurants is compared to the respective carrying value of franchise rights for each Burger King acquisition. If an asset is determined to be impaired, the loss is measured by the excess of the carrying amount of the asset over its fair value. No impairment charges were recorded related to the Company’s Burger King franchise rights for the years ended December 31, 2009, 2008 and 2007.

5. Other Liabilities, Long-Term

Other liabilities, long-term, at December 31, consisted of the following:

	December 31,
	2009	2008
Accrued occupancy costs	$11,572	$10,949
Accrued workers’ compensation costs	4,018	4,312
Deferred compensation	3,210	3,244
Other	3,471	3,180

	$22,271	$21,685

Accrued occupancy costs include obligations pertaining to closed restaurant locations, contingent rent, accruals to expense operating lease rental payments on a straight-line basis over the lease term, and acquired leases with above market rentals.

6. Leases

The Company utilizes land and buildings in its operations under various lease agreements. The Company does not consider any one of these individual leases material to the Company’s operations. Initial lease terms are generally for twenty years and, in many cases, provide for renewal options and in some cases rent escalations. Certain leases require contingent rent, determined as a percentage of sales as defined by the terms of the applicable lease agreement. For most locations, the Company is obligated for occupancy related costs including payment of property taxes, insurance and utilities.

In the years ended December 31, 2009, 2008 and 2007, the Company sold six, twelve and six restaurant properties in sale-leaseback transactions for net proceeds of $8,662, $14,642 and $10,599, respectively. These leases have been classified as operating leases and generally contain a twenty-year initial term plus renewal options.

CARROLS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2009, 2008 and 2007

(in thousands of dollars, except share and per share amounts)

Deferred gains on sale-leaseback transactions of $2,819, $14,311 and $1,935 were recognized during the years ended December 31, 2009, 2008 and 2007, respectively, have been recorded and are being amortized over the term of the related leases. The amortization of deferred gains on sale-leaseback transactions was $3,178, $2,212, and $1,954 for the years ended December 31, 2009, 2008 and 2007, respectively.

Minimum rent commitments under capital and non-cancelable operating leases at December 31, 2008 were as follows:

Years Ending December 31,	Capital	Operating
2010	$184	$48,064
2011	153	46,750
2012	122	44,787
2013	124	42,823
2014	118	40,677
Thereafter	1,563	322,999

Total minimum lease payments	2,264	$546,100

Less amount representing interest	(1,071)

Total obligations under capital leases	1,193
Less current portion	(79)

Long-term obligations under capital leases	$1,114

Total rent expense on operating leases, including percentage rent on both operating and capital leases, was as follows:

	Year ended December 31,
	2009	2008	2007
Minimum rent on real property	$46,727	$43,191	$41,036
Additional rent based on percentage of sales	2,982	3,495	3,086

Restaurant rent expense	49,709	46,686	44,122
Administrative rent	837	907	909
Equipment rent	458	730	729

	$51,004	$48,323	$45,760

CARROLS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2009, 2008 and 2007

(in thousands of dollars, except share and per share amounts)

7. Long-Term Debt

Long-term debt at December 31 consisted of the following:

	December 31,
	2009	2008
Collateralized:
Senior Credit Facility-Revolving credit facility	$1,900	$18,000
Senior Credit Facility-Term loan A facility	105,000	117,000
Unsecured:
9% Senior Subordinated Notes	165,000	165,000
Capital leases (Note 6)	1,193	1,295

	273,093	301,295
Less: current portion	(12,985)	(12,093)

	$260,108	$289,202

Senior Credit Facility. On March 9, 2007, the Company terminated and replaced its prior senior credit facility with a new senior credit facility with a syndicate of lenders. The Company’s senior credit facility initially totaled $185 million, consisting of $120 million principal amount of term loan A borrowings maturing on March 8, 2013 (or earlier on September 30, 2012 if the Senior Subordinated Notes due 2013 are not refinanced by June 30, 2012) and a $65.0 million revolving credit facility (including a sub-limit of up to $25.0 million for letters of credit and up to $5.0 million for swingline loans) maturing on March 8, 2012. The term loan A borrowings and an additional $4.3 million of revolver borrowings from this facility were used to repay all outstanding borrowings and other obligations under the Company’s prior senior credit facility and to pay certain fees and expenses incurred in connection with the senior credit facility. The Company also recorded a $1.5 million loss on extinguishment of debt in the year ended December 31, 2007 for the write-off of deferred financing costs related to the prior senior credit facility upon termination of that facility.

The term loan and revolving credit borrowings under the senior credit facility bear interest at a per annum rate, at the Company’s option, of either:

1)	the applicable margin ranging from 0% to 0.25% based on the Company’s senior leverage ratio (as defined in the senior credit facility) plus the greater of (i) the prime rate or (ii) the federal funds rate for that day plus 0.5%; or

2)	Adjusted LIBOR plus the applicable margin percentage in effect ranging from 1.0% to 1.5% based on the Company’s senior leverage ratio. At December 31, 2009, the LIBOR margin was 1.0%.

At January 3, 2010, outstanding borrowings under Term loan A were $105.0 million with the remaining balance due and payable as follows:

1)	a prepayment of approximately $1.0 million in March 2010 based on 2009 Excess Cash Flow, as defined;

2)	five quarterly installments of approximately $3.0 million beginning on March 31, 2010;

3)	four quarterly installments of approximately $4.5 million beginning on June 30, 2011; and

4)	four quarterly installments of approximately $17.8 million beginning on June 30, 2012.

CARROLS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2009, 2008 and 2007

(in thousands of dollars, except share and per share amounts)

Under the senior credit facility, the Company is required to make mandatory prepayments of principal on term loan A facility borrowings (a) annually in an amount up to 50% of Excess Cash Flow depending upon Carrols’ Total Leverage Ratio (as such terms are defined in the senior credit facility), (b) in the event of certain dispositions of assets (all subject to certain exceptions) and insurance proceeds, in an amount equal to 100% of the net proceeds received by the Company therefrom, and (c) in an amount equal to 100% of the net proceeds from any subsequent issuance of debt. For the year ended December 31, 2009, the Company is required to make a prepayment of approximately $1.0 million in 2010, or 25% of the Excess Cash Flow for 2009, as defined. The senior credit facility contains customary default provisions as provided therein, including without limitation, a cross default provision pursuant to which it is an event of default under the senior credit facility if there is a default in the payment of any principal of or interest on any indebtedness of the Company having an outstanding principal amount of at least $2.5 million (excluding lease financing obligations but which would include the Indenture governing the Notes) or any event or condition which results in the acceleration of such indebtedness prior to its stated maturity.

In general, the Company’s obligations under the senior credit facility are guaranteed by Carrols Restaurant Group and all of the Company’s material subsidiaries and are collateralized by a pledge of the Company’s common stock and the stock of each of its material subsidiaries. The senior credit facility contains certain covenants, including, without limitation, those limiting the Company’s ability to incur indebtedness, incur liens, sell or acquire assets or businesses, change the nature of its business, engage in transactions with related parties, make certain investments or pay dividends. In addition, the Company is required to meet certain financial ratios, including fixed charge coverage, senior leverage, and total leverage ratios (all as defined under the senior credit facility). The Company was in compliance with the covenants under its senior credit facility as of December 31, 2009.

After reserving $14.5 million for letters of credit guaranteed by the facility, $48.6 million was available for borrowings under the revolving credit facility at December 31, 2009

Senior Subordinated Notes. On December 15, 2004, the Company issued $180.0 million of 9% Senior Subordinated Notes due 2013 (the “Notes”) that bear interest at a rate of 9% payable semi-annually on January 15 and July 15 and mature on January 15, 2013. The Notes are redeemable at the option of the Company in whole or in part at a price of 104.5% of the principal amount if redeemed before January 15, 2010, 102.25% of the principal amount if redeemed after January 15, 2010 but before January 15, 2011 and at 100% of the principal amount after January 15, 2011.

During 2008, the Company repurchased and retired $15.0 million principal amount of the Notes in open market transactions for $10.4 million resulting in a gain on extinguishment of debt of $4.4 million, net of the write-off of deferred financing costs.

Restrictive covenants under the Notes include limitations with respect to the Company’s ability to incur additional debt, incur liens, sell or acquire assets or businesses, pay dividends and make certain investments. The Company was in compliance as of December 31, 2009 with the restrictive covenants in the Indenture governing the Notes.

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

CARROLS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2009, 2008 and 2007

(in thousands of dollars, except share and per share amounts)

At December 31, 2009, principal payments required on all long-term debt are as follows:

2010	$12,985
2011	16,394
2012	42,034
2013	200,683
2014	30
Thereafter	967

$273,093

The weighted average interest rate on all debt, excluding lease financing obligations, for the years ended December 31, 2009, 2008 and 2007 was 5.9%, 6.9% and 8.1%, respectively. Interest expense on the Company’s long-term debt, excluding lease financing obligations, was $18,540, $23,177 and $25,905 for the years ended December 31, 2009, 2008 and 2007, respectively.

8. Lease Financing Obligations

The Company entered into sale-leaseback transactions in various years that did not qualify for sale-leaseback accounting and as a result were classified as financing transactions. Under the financing method, the assets remain on the consolidated balance sheet and proceeds received by the Company from these transactions are recorded as a financing liability. Payments under these leases are applied as payments of imputed interest and deemed principal on the underlying financing obligations.

These leases generally provide for an initial term of 20 years plus renewal options. The rent payable under such leases includes a minimum rent provision and in some cases, includes rent based on a percentage of sales. These leases also require payment of property taxes, insurance and utilities.

During 2009, the Company settled $1.9 million of lease financing obligations which included a purchase of one restaurant property previously subject to a lease financing obligation for $1.1 million and the settlement of the lease financing obligation incurred previously in 2009 for $0.8 million. The Company also modified provisions of three of its restaurant leases previously accounted for as lease financing obligations which allowed the respective sale transactions to qualify for sale-leaseback accounting. As a result of these transactions in 2009, lease financing obligations were reduced by $4.9 million, assets under lease financing obligations were reduced by $2.7 million and deferred gains on qualified sale-leaseback transactions of $1.2 million were recorded.

During 2008 and 2007, the Company exercised its right of first refusal under the leases for certain restaurant properties previously accounted for as lease financing obligations and purchased these properties from the lessor. As a result, the Company reduced its lease financing obligations by $5.5 million and $6.2 million, in 2008 and 2007, respectively. The Company also recorded a gain of $0.2 million in 2007 as a reduction of interest expense representing the net amount by which the lease financing obligations exceeded the purchase price of the restaurant properties acquired.

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

Years Ended December 31, 2009, 2008 and 2007

(in thousands of dollars, except share and per share amounts)

As a result of these transactions in 2008, the Company reduced its lease financing obligations by $38.1 million, reduced its assets under lease financing obligations by $23.3 million and recorded deferred gains of $8.8 million. Of these amounts, $32.6 million of lease financing obligations and $23.3 million of assets under lease financing obligations were reflected as non-cash transactions in the 2008 consolidated statement of cash flows.

Principal payments on lease financing obligations increase in future years due to accretion of the principal balance. At December 31, 2009, payments required on lease financing obligations were as follows:

2010	$914
2011	977
2012	978
2013	979
2014	983
Thereafter, through 2023	16,711

Total minimum lease payments	21,542
Less: Interest implicit in obligations	(11,543)

Total lease financing obligations	$9,999

The interest rates on lease financing obligations ranged from 8.5% to 10.5% at December 31, 2009. Interest expense on lease financing obligations totaled $1,098, $4,856 and $5,533 for the years ended December 31, 2009, 2008 and 2007, respectively.

9. Other Income

During 2009, the Company recorded net gains of $0.7 million which included a gain of $0.6 million related to an insurance recovery for damages to Taco Cabana restaurants associated with Hurricane Ike, $0.2 million related to the sale of a non-operating property and a loss of $0.1 million associated with a sale-leaseback of a restaurant property.

In 2008, the Company recorded gains of $0.6 million, which included $0.1 million related to the sale of a Taco Cabana property and $0.5 million related an insurance recovery for damages to a Taco Cabana restaurant property in Galveston, Texas during Hurricane Ike.

During 2007, the Company recorded gains of $1.2 million related to the sale of one of its Taco Cabana restaurant properties and two of its non-operating Burger King restaurant properties.

CARROLS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2009, 2008 and 2007

(in thousands of dollars, except share and per share amounts)

10. Income Taxes

The income tax provision was comprised of the following for the years ended December 31:

	Year ended December 31,
	2009	2008	2007
Current:
Federal	$5,861	$2,845	$7,436
Foreign	310	294	295
State	1,423	1,011	969

	7,594	4,150	8,700

Deferred (prepaid):
Federal	4,205	2,368	(1,779)
State	817	1,218	804

	5,022	3,586	(975)

Valuation allowance	(12)	(190)	(257)

	$12,604	$7,546	$7,468

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amount used for income tax purposes. The components of deferred income tax assets and liabilities at December 31, 2009 and 2008 were as follows:

	December 31,
	2009	2008
Current deferred income tax assets:
Inventory and other reserves	$23	$17
Accrued vacation benefits	2,559	2,436
Other accruals	2,252	2,437

Current deferred income tax assets	4,834	4,890

Long term deferred income tax assets (liabilities):
Deferred income on sale-leaseback of certain real estate	16,135	16,283
Lease financing obligations	905	1,685
Postretirement benefit expenses	1,810	1,934
Accumulated other comprehensive income—postretirement benefits	(1,077)	(1,269)
Property and equipment depreciation	1,267	3,556
State net operating loss carryforwards	570	918
Amortization of other intangibles, net	(18)	721
Amortization of franchise rights	(24,196)	(24,053)
Occupancy costs	4,451	4,223
Tax credit carryforwards	563	481
Unearned purchase discounts	—	860
Other	2,088	1,933

Long-term net deferred income tax assets	2,498	7,272
Less: Valuation allowance	(563)	(575)

Total long-term deferred income tax assets	1,935	6,697

Carrying value of net deferred income tax assets	$6,769	$11,587

CARROLS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2009, 2008 and 2007

(in thousands of dollars, except share and per share amounts)

The Company’s state net operating loss carryforwards expire in varying amounts through 2027.

The Company establishes a valuation allowance to reduce the carrying amount of deferred tax assets when it is more likely than not that it will not realize some portion or all of the tax benefit of its deferred tax assets. The Company evaluates whether its deferred tax assets are probable of realization on a quarterly basis. In performing this analysis, the Company considers all available evidence including historical operating results, the estimated timing of future reversals of existing taxable temporary differences and estimated future taxable income exclusive of reversing temporary differences and carryforwards. At December 31, 2009 and 2008, the Company had a valuation allowance of $563 and $575, respectively, against net deferred tax assets due primarily to foreign income tax credit carryforwards and state net operating loss carryforwards where realization of the related deferred tax asset amounts was not likely. The estimation of future taxable income for federal and state purposes and the Company’s resulting ability to realize deferred tax assets pertaining to state net operating loss carryforwards and foreign tax credit carryforwards can significantly change based on future events and operating results. Thus, recorded valuation allowances may be subject to future changes that could be material.

Our effective tax rate was 36.6%, 37.2%, and 33.2% for the years ended December 31, 2009, 2008, and 2007, respectively. A reconciliation of the statutory federal income tax provision to the effective tax provision for the years ended December 31, 2009, 2008 and 2007 was as follows:

	2009	2008	2007
Statutory federal income tax provision	$12,056	$7,108	$7,885
State income taxes, net of federal benefit	1,456	1,449	1,152
Stock-based compensation expense	294	290	236
Change in valuation allowance	(12)	(190)	(257)
Non-deductible expenses	60	66	69
Foreign taxes	310	294	295
Employment tax credits	(1,024)	(1,063)	(722)
Foreign tax credits	(310)	(294)	(295)
Reversal of income tax reserve	—	—	(527)
Miscellaneous	(226)	(114)	(368)

	$12,604	$7,546	$7,468

The Company adopted the provisions of FASB ASC Topic 740, Income Taxes, on January 1, 2007. As a result of this implementation, the Company recognized no material adjustment in its consolidated financial statements. As of the adoption date of January 1, 2007, the Company had $0.6 million of unrecognized tax benefits, including $0.1 million of accrued interest. A reconciliation of the beginning and ending amount of unrecognized tax benefits was as follows:

Balance at January 1, 2007	$527
Tax positions related to prior years	—
Tax positions related to current year	—
Lapse of applicable statute of limitations	(527)

Balance at December 31, 2007	$—

Balance at December 31, 2008	$—

Balance at December 31, 2009	$—

CARROLS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2009, 2008 and 2007

(in thousands of dollars, except share and per share amounts)

The Company’s policy is to recognize interest and/or penalties related to uncertain tax positions in income tax expense. During 2007 the statute of limitations affecting the taxing jurisdictions pertaining to $0.5 million of unrecognized tax benefits and $0.1 million of accrued interest expired at which time the Company recorded this tax benefit as a discrete tax item. At December 31, 2009 and 2008 and during the year ended December 31, 2009, the Company had no unrecognized tax benefits and no accrued interest related to uncertain tax positions. The tax years 2006 -2008 remain open to examination by the major taxing jurisdictions to which the Company is subject. Although it is not reasonably possible to estimate the amount by which unrecognized tax benefits may increase within the next twelve months due to uncertainties regarding the timing of examinations, the Company does not expect unrecognized tax benefits to significantly change in the next twelve months.

11. Stockholder’s Equity

The Company. The Company which is 100% owned by Carrols Restaurant Group, has 1,000 shares of common stock authorized of which 10 shares are issued and outstanding. Dividends on the Company’s common stock are restricted to amounts permitted by the senior secured credit facility and indenture governing the 9% senior subordinated notes.

2006 Stock Incentive Plan. In 2006, Carrols Restaurant Group adopted a stock plan entitled the 2006 Stock Incentive Plan (the “2006 Plan”) and reserved and authorized a total of 3,300,000 shares of common stock for grant thereunder. In 2007, Carrols Restaurant Group issued an aggregate of 8,200 restricted shares to certain employees and granted an aggregate of 10,500 non-qualified stock options to three non-employee directors under the 2006 Plan. In 2008, Carrols Restaurant Group granted an aggregate of 588,820 stock options and issued an aggregate of 14,100 restricted shares to certain employees and 10,500 non-qualified stock options to non-employee directors under the 2006 Plan. In 2009, Carrols Restaurant Group granted an aggregate of 529,000 stock option shares, issued an aggregate of 12,100 restricted shares to certain employees and granted 15,000 non-qualified stock option shares to non-employee directors under the 2006 Plan. As of December 31, 2009, 1,077,301 shares were available for future grant or issuance.

The non-qualified stock options and incentive stock options (“ISO’s”) granted under the 2006 Plan are exercisable for up to one-fifth of the total number of options granted on or after the first anniversary of the grant date, and as of the first day of each month thereafter are exercisable for an additional one-sixtieth of the total number of options granted until fully exercisable. The options expire seven years from the date of the grant. The restricted stock awards issued to certain employees prior to 2008 vest one-third on each anniversary of the award. The restricted stock awards issued to certain employees in 2008 vest 100% on the third anniversary date of the award. The restricted stock awards issued to outside directors vest over five years at the rate of one-fifth on each anniversary of the award, provided that the participant has continuously remained a director of Carrols Restaurant Group. Forfeiture rates are based on a stratification of employees by expected exercise behavior and range from 0 to 15%.

Stock-based compensation expense for the years ended December 31, 2009, 2008 and 2007 totaled $1.4 million, $1.9 million and $1.5 million, respectively. A portion of Carrols Restaurant Group’s granted options qualify as ISO’s for income tax purposes and as such, a tax benefit is not recorded at the time the compensation cost related to the options is recorded for financial reporting purposes because an ISO does not ordinarily result in a tax benefit unless there is a disqualifying disposition. Stock option grants of non-qualified options result in the creation of a deferred tax asset, until the time that the option is exercised.

The total non-vested stock-based compensation expense relating to the options and restricted shares is approximately $2.6 million at December 31, 2009 and approximately $1.1 million will be recorded as

CARROLS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2009, 2008 and 2007

(in thousands of dollars, except share and per share amounts)

compensation expense in 2010 related to these grants. At December 31, 2009, the remaining weighted average vesting period for stock options was 3.11 years and for restricted shares was 1.77 years. Shares issued upon exercise of options have been previously registered with the SEC.

A summary of all option activity in 2009 under Carrols Restaurant Group’s 2006 Plan was as follows:

	2006 Plan
	Number of Options	Weighted Average Exercise Price	Average Remaining Contractual Life	Aggregate Intrinsic Value (in thousands)(1)
Options outstanding at January 1, 2009	1,710,764	$12.17	5.3	$—
Granted	544,000	2.77
Forfeited	(124,006)	10.60

Options outstanding at December 31, 2009	2,130,758	$9.86	4.8	$2,340

Vested or expected to vest at December 31, 2009	2,071,196	$9.83	4.8	$2,283

Options exercisable at December 31, 2009	844,074	$12.80	4.2	$—

(1)	The aggregate intrinsic value was calculated using the difference between the market price of Carrols Restaurant Group’s common stock at December 31 and the grant price for only those awards that have a grant price less than the market price of Carrols Restaurant Group’s common stock at December 31.

The restricted stock activity in 2009 related to Carrols Restaurant Group’s 2006 plan was as follows:

	Shares	Weighted Average Grant Date Price
Nonvested at January 1, 2009	42,591	$11.25
Granted	12,100	$4.72
Vested	(19,245)	$13.12
Forfeited	(4,385)	$7.82

Nonvested at December 31, 2009	31,061	$8.04

12. Business Segment Information

The Company is engaged in the quick-service and quick-casual restaurant industry, with three restaurant concepts: Burger King operating as a franchisee, Pollo Tropical and Taco Cabana, both Company-owned concepts. Pollo Tropical is a quick-casual restaurant chain featuring grilled marinated chicken and authentic “made from scratch” side dishes. Taco Cabana is a quick-casual restaurant chain featuring fresh Mexican style food, including, flame-grilled beef and chicken fajitas, quesadillas and other Tex-Mex dishes.

The accounting policies of each segment are the same as those described in the summary of significant accounting policies. The following table includes Segment EBITDA which is the measure of segment profit or loss as reported to the chief operating decision maker for purposes of allocating resources to the segments and assessing their performance. Segment EBITDA is defined as earnings attributable to the applicable segment before interest, income taxes, depreciation and amortization, impairment and other lease charges, stock-based compensation expense, other income and gains and losses on extinguishment of debt.

CARROLS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2009, 2008 and 2007

(in thousands of dollars, except share and per share amounts)

The “Other” column includes corporate related items not allocated to reportable segments, including stock-based compensation expense. Other identifiable assets consist primarily of cash, certain other assets, corporate property and equipment, including restaurant information systems expenditures, goodwill and deferred income taxes.

	Pollo Tropical	Taco Cabana	Burger King	Other	Consolidated
Year ended December 31, 2009
Revenues	$177,840	$254,280	$384,020	$—	$816,140
Cost of sales	58,287	73,783	105,376	—	237,446
Restaurant wages and related expenses	43,964	76,053	119,321	215	239,553
General and administrative expense (1)	10,292	11,436	28,927	1,196	51,851
Depreciation and amortization	8,049	9,374	13,486	1,611	32,520
Segment EBITDA	26,234	31,006	32,825
Identifiable assets	52,802	67,342	146,679	173,154	439,977
Capital expenditures, including acquisitions	2,287	11,116	19,361	4,180	36,944

Year ended December 31, 2008
Revenues	$175,124	$249,654	$391,549	$—	$816,327
Cost of sales	57,852	76,389	110,575	—	244,816
Restaurant wages and related expenses	43,523	72,454	120,005	233	236,215
General and administrative expense (1)	11,288	11,602	28,061	1,706	52,657
Depreciation and amortization	8,005	8,600	14,356	1,475	32,436
Segment EBITDA	23,228	28,934	31,123
Identifiable assets	64,550	67,093	143,152	175,403	450,198
Capital expenditures, including acquisitions	19,070	20,876	15,940	6,522	62,408

Year ended December 31, 2007
Revenues	$168,555	$239,107	$381,747	$—	$789,409
Cost of sales	53,640	71,378	100,927	—	225,945
Restaurant wages and related expenses	41,734	68,974	120,799	228	231,735
General and administrative expense (1)	9,908	11,082	30,327	1,310	52,627
Depreciation and amortization	6,794	8,514	15,056	1,413	31,777
Segment EBITDA	28,530	30,407	30,848
Identifiable assets	59,609	79,370	148,467	178,112	465,558
Capital expenditures, including acquisitions	24,969	17,343	11,265	2,241	55,818

(1)	For the Pollo Tropical and Taco Cabana segments, such amounts include general and administrative expenses related directly to each segment. For the Burger King segment such amounts include general and administrative expenses related directly to the Burger King segment as well as expenses associated with administrative support to all three of the Company’s segments including executive management, information systems and certain accounting, legal and other administrative functions.

CARROLS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2009, 2008 and 2007

(in thousands of dollars, except share and per share amounts)

A reconciliation of segment EBITDA to consolidated net income follows:

	Year ended December 31,
	2009	2008	2007
Segment EBITDA:
Pollo Tropical	$26,234	$23,228	$28,530
Taco Cabana	31,006	28,934	30,407
Burger King	32,825	31,123	30,848
Less:
Depreciation and amortization	32,520	32,436	31,777
Impairment and other lease charges	2,771	5,521	2,169
Interest expense	19,638	28,033	31,439
Provision for income taxes	12,604	7,546	7,468
Stock-based compensation expense	1,411	1,939	1,538
Loss (gain) on extinguishment of debt	—	(4,368)	1,485
Other income	(720)	(580)	(1,150)

Net income	$21,841	$12,758	$15,059

13. Commitments and Contingencies

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

Years Ended December 31, 2009, 2008 and 2007

(in thousands of dollars, except share and per share amounts)

14. Retirement Plans

The Company offers its salaried employees the option to participate in the Carrols Corporation Retirement Savings Plan (the “Retirement Plan”). The Retirement Plan includes a savings option pursuant to section 401(k) of the Internal Revenue Code in addition to a post-tax savings option. The Company may elect to contribute to the Retirement Plan on an annual basis. The Company’s contributions are equal to 50% of the employee’s contribution to a maximum Company contribution of $520 annually for any plan year that the Company participates in an employee match. Under the Retirement Plan, the Company’s contributions begin to vest after one year and fully vest after five years of service. A year of service is defined as a plan year during which an employee completes at least 1,000 hours of service. Participating employees may contribute up to 50% of their salary annually to either of the savings options, subject to other limitations. The employees have various investment options available under a trust established by the Retirement Plan. Contributions to the Retirement Plan were $419, $417 and $403 for the years ended December 31, 2009, 2008 and 2007, respectively.

The Company also has an Amended and Restated Deferred Compensation Plan which permits employees not eligible to participate in the Retirement Plan because they have been excluded as “highly compensated” employees (as so defined in the Retirement Plan) to voluntarily defer portions of their base salary and annual bonus. All amounts deferred by the participants earn interest at 8% per annum. There is no Company matching on any portion of the funds. At December 31, 2009 and 2008, a total of $3,210 and $3,244, respectively, was deferred under this plan, including accrued interest.

CARROLS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2009, 2008 and 2007

(in thousands of dollars, except share and per share amounts)

15. Postretirement Benefits

The Company sponsors a postretirement medical and life insurance plan covering substantially all Burger King administrative and restaurant management personnel who retire or terminate after qualifying for such benefits. On November 1, 2007 the Company amended its postretirement medical and life insurance benefits to eliminate life insurance benefits for active employees who retire after December 31, 2007 and to increase retiree contributions for both current and future retirees effective January 1, 2008. As a result of this amendment, a curtailment gain of $105 was recorded in 2007 as a reduction to general and administrative expenses and $3.9 million was recorded as a reduction to the liability as a component of accumulated other comprehensive income. These amendments reduced the Company’s postretirement benefit obligations and reduced expense in 2009 and 2008.

The following was the plan status and accumulated postretirement benefit obligation (APBO) at December 31, 2009 and 2008:

	2009	2008
Change in benefit obligation:
Benefit obligation at beginning of year	$1,697	$3,022
Service cost	28	28
Interest cost	114	107
Plan participants’ contributions	49	36
Amendments/curtailments	(5)	(877)
Actuarial loss (gain)	233	(376)
Benefits paid	(209)	(265)
Medicare part D prescription drug subsidy	7	22

Benefit obligation at end of year	$1,914	$1,697

Change in plan assets:
Fair value of plan assets at beginning of year	$—	$—
Employer contributions	153	207
Plan participants’ contributions	49	36
Benefits paid	(209)	(265)
Medicare part D prescription drug subsidy	7	22

Fair value of plan assets at end of year	—	—

Funded status	$(1,914)	$(1,697)

Weighted average assumptions:
Discount rate used to determine benefit obligations	6.00%	6.70%

Discount rate used to determine net periodic benefit cost	6.70%	6.48%

The discount rate is determined based on high-quality fixed income investments that match the duration of expected retiree medical and life insurance benefits. The Company has typically used the corporate AA/Aa bond rate for this assumption.

CARROLS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2009, 2008 and 2007

(in thousands of dollars, except share and per share amounts)

Components of net period postretirement benefit cost (income) recognized in the consolidated statements of operations were:

	Year ended December 31,
	2009	2008	2007
Service cost	$28	$28	$429
Interest cost	114	107	369
Amortization of net gains and losses	94	87	99
Amortization of prior service credit	(359)	(359)	(46)
Curtailment income	—	—	(105)

Net periodic postretirement benefit cost (income)	$(123)	$(137)	$746

Amounts recognized in accumulated other comprehensive income that have not yet been recognized as components of net periodic benefit cost (income), consisted of:

	2009	2008
Prior service cost	$4,473	$4,827
Net gain	(1,733)	(1,594)
Deferred income taxes	(1,077)	(1,269)

Accumulated other comprehensive income	$1,663	$1,964

The estimated net gain and prior service credit for the postretirement benefit plan that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year are $99 and ($360), respectively.

The following table reflects the changes in accumulated other comprehensive income for the years ended December 31, 2009 and 2008:

	2009	2008
Net loss (gain)	$233	$(376)
Prior service credit	(5)	(877)
Amortization of net loss	(94)	(87)
Amortization of prior service credit	359	359
Deferred income taxes	(192)	378

Total recognized in accumulated other comprehensive income	$301	$(603)

Assumed health care cost trend rates at December 31 were as follows:

	2009	2008	2007
Medical benefits cost trend rate assumed for the following year	9.00%	8.50%	9.00%
Prescription drug benefit cost trend rate assumed for the following year	9.00%	10.00%	11.00%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	5.00%	5.00%	5.00%
Year that the rate reaches the ultimate trend rate	2016	2016	2016

CARROLS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2009, 2008 and 2007

(in thousands of dollars, except share and per share amounts)

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in the health care cost trend rates would have the following effects:

	1% Increase	1% Decrease
Effect on total of service and interest cost components	$11	$(10)
Effect on postretirement benefit obligation	163	(161)

During 2010, the Company expects to contribute approximately $122 to its postretirement benefit plan. The benefits, net of Medicare Part D subsidy receipts, expected to be paid in each year from 2010 through 2014 are $122, $121, $110, $135 and $147 respectively, and for the years 2015-2019 the aggregate amount is $977.

16. Guarantor Financial Statements

The Company’s obligations under the senior subordinated notes are jointly and severally guaranteed in full on an unsecured senior subordinated basis by certain of the Company’s subsidiaries (“Guarantor Subsidiaries”), all of which are directly or indirectly wholly-owned by the Company. These subsidiaries are:

Cabana Beverages, Inc.

Cabana Bevco LLC

Carrols LLC

Carrols Realty Holdings Corp.

Carrols Realty I Corp.

Carrols Realty II Corp.

Carrols J.G. Corp.

Quanta Advertising Corp.

Pollo Franchise, Inc.

Pollo Operations, Inc.

Taco Cabana, Inc.

TP Acquisition Corp.

TC Bevco LLC

T.C. Management, Inc.

TC Lease Holdings III, V and VI, Inc.

Get Real, Inc.

Texas Taco Cabana, L.P.

TPAQ Holding Corporation

The following supplemental financial information sets forth on a consolidating basis, consolidating balance sheets, statements of operations and statements of cash flows for the Parent Company only, Guarantor Subsidiaries and for the Company as of December 31, 2009 and 2008 and for the years ended December 31, 2009, 2008 and 2007.

At the beginning of the third quarter in 2008 assets and liabilities related to the Company’s Burger King restaurant operations were transferred to Carrols LLC, a 100% owned subsidiary of the Company. Carrols LLC became a Guarantor Subsidiary at that time and its results of operations and cash flows are included with the Company’s other Guarantor Subsidiaries for all periods presented.

CARROLS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2009, 2008 and 2007

(in thousands of dollars, except share and per share amounts)

For certain of the Company’s sale-leaseback transactions, the Parent Company has guaranteed on an unsecured basis the rental payments of its subsidiaries. In accordance with ASC 840-40-25-16 “Sale-Leaseback Transactions”, the Company has included in the following guarantor financial statements amounts pertaining to these leases as if they were accounted for as financing transactions of the Guarantor Subsidiaries. These adjustments are eliminated in consolidation.

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

CARROLS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONSOLIDATING BALANCE SHEET

December 31, 2009

(in thousands of dollars)

	Parent Company Only	Guarantor Subsidiaries	Eliminations	Consolidated Total
ASSETS
Current assets:
Cash and cash equivalents	$34	$4,368	$—	$4,402
Trade and other receivables	(827)	6,798	—	5,971
Refundable income taxes	1,185	—	—	1,185
Inventories	—	5,935	—	5,935
Prepaid rent	3	3,925	—	3,928
Prepaid expenses and other current assets	1,106	3,729	—	4,835
Deferred income taxes	88	4,746	—	4,834

Total current assets	1,589	29,501	—	31,090
Property and equipment, net	9,356	268,774	(85,406)	192,724
Franchise rights, net	—	73,674	—	73,674
Goodwill	—	124,934	—	124,934
Intangible assets, net	—	543	—	543
Franchise agreements, net	—	5,924	—	5,924
Intercompany receivable (payable)	139,010	(168,649)	29,639	—
Investment in subsidiaries	163,791	—	(163,791)	—
Deferred income taxes	2,460	2,594	(3,119)	1,935
Other assets	4,510	6,887	(2,244)	9,153

Total assets	$320,716	$344,182	$(224,921)	$439,977

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Current portion of long-term debt	$12,906	$79	$—	$12,985
Accounts payable	3,735	12,248	—	15,983
Accrued interest	6,880	—	—	6,880
Accrued payroll, related taxes and benefits	1,889	19,565	—	21,454
Accrued real estate taxes	—	4,780	—	4,780
Other liabilities	255	8,806	—	9,061

Total current liabilities	25,782	45,478	—	71,260
Long-term debt, net of current portion	258,894	1,114	—	260,108
Lease financing obligations	—	127,156	(117,157)	9,999
Deferred income—sale-leaseback of real estate	—	24,611	18,477	43,088
Accrued postretirement benefits	1,914	—	—	1,914
Other liabilities	2,689	18,271	1,311	22,271

Total liabilities	289,262	216,630	(97,369)	408,523
Commitments and contingencies
Stockholder’s equity	31,454	127,552	(127,552)	31,454

Total liabilities and stockholder’s equity	$320,716	$344,182	$(224,921)	$439,977

CARROLS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONSOLIDATING BALANCE SHEET

December 31, 2008

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
Commitments and contingencies
Stockholder’s equity	8,503	127,552	(127,552)	8,503

Total liabilities and stockholder’s equity	$324,374	$342,590	$(216,766)	$450,198

CARROLS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONSOLIDATED STATEMENT OF OPERATIONS

FOR THE YEAR ENDED DECEMBER 31, 2009

(in thousands of dollars)

	Parent Company Only	Guarantor Subsidiaries	Eliminations	Consolidated Total
Revenues:
Restaurant sales	$—	$814,534	$—	$814,534
Franchise royalty revenues and fees	—	1,606	—	1,606

Total revenues	—	816,140	—	816,140

Costs and expenses:
Cost of sales	—	237,446	—	237,446
Restaurant wages and related expenses (including stock based compensation of $215)	—	239,553	—	239,553
Restaurant rent expense	—	40,749	8,960	49,709
Other restaurant operating expenses	—	117,761	—	117,761
Advertising expense	—	31,172	—	31,172
General and administrative (including stock-based compensation expense of $1,196)	9,255	42,590	—	51,845
Depreciation and amortization	—	34,527	(2,007)	32,520
Impairment and other lease charges	—	2,771	—	2,771
Other income	—	(720)	—	(720)

Total operating expenses	9,255	745,849	6,953	762,057

Income (loss) from operations	(9,255)	70,291	(6,953)	54,083
Interest expense	18,380	11,565	(10,307)	19,638
Intercompany interest allocations	(18,218)	18,218	—	—

Income (loss) before income taxes	(9,417)	40,508	3,354	34,445
Provision for income taxes	(3,538)	14,777	1,365	12,604
Equity income from subsidiaries	27,720	—	(27,720)	—

Net income	$21,841	$25,731	$(25,731)	$21,841

CARROLS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONSOLIDATED STATEMENT OF OPERATIONS

FOR THE YEAR ENDED DECEMBER 31, 2008

(in thousands of dollars)

	Parent Company Only	Guarantor Subsidiaries	Eliminations	Consolidated Total
Revenues:
Restaurant sales	$—	$814,893	$—	$814,893
Franchise royalty revenues and fees	—	1,434	—	1,434

Total revenues	—	816,327	—	816,327

Costs and expenses:
Cost of sales	—	244,816	—	244,816
Restaurant wages and related expenses (including stock based compensation of $233)	—	236,215	—	236,215
Restaurant rent expense	—	40,947	5,739	46,686
Other restaurant operating expenses	—	123,278	—	123,278
Advertising expense	—	31,329	—	31,329
General and administrative (including stock-based compensation expense of $1,706)	9,140	43,517	—	52,657
Depreciation and amortization	—	33,772	(1,336)	32,436
Impairment and other lease charges	—	5,521	—	5,521
Other income	—	(580)	—	(580)

Total operating expenses	9,140	758,815	4,403	772,358

Income (loss) from operations	(9,140)	57,512	(4,403)	43,969
Interest expense	22,972	11,474	(6,413)	28,033
Gain on extinguishment of debt	(4,368)	—	—	(4,368)
Intercompany interest allocations	(18,226)	18,226	—	—

Income (loss) before income taxes	(9,518)	27,812	2,010	20,304
Provision for income taxes	724	6,101	721	7,546
Equity income from subsidiaries	23,000	—	(23,000)	—

Net income	$12,758	$21,711	$(21,711)	$12,758

CARROLS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONSOLIDATED STATEMENT OF OPERATIONS

FOR THE YEAR ENDED DECEMBER 31, 2007

(in thousands of dollars)

	Parent Company Only	Guarantor Subsidiaries	Eliminations	Consolidated Total
Revenues:
Restaurant sales	$—	$788,065	$—	$788,065
Franchise royalty revenues and fees	—	1,344	—	1,344

Total revenues	—	789,409	—	789,409

Costs and expenses:
Cost of sales	—	225,945	—	225,945
Restaurant wages and related expenses (including stock based compensation of $228)	—	231,735	—	231,735
Restaurant rent expense	—	40,217	3,905	44,122
Other restaurant operating expenses	—	115,792	—	115,792
Advertising expense	—	30,941	—	30,941
General and administrative (including stock-based compensation expense of $1,310)	8,956	43,671	—	52,627
Depreciation and amortization	—	32,699	(922)	31,777
Impairment and other lease charges	—	2,169	—	2,169
Other income	—	(1,150)	—	(1,150)

Total operating expenses	8,956	722,019	2,983	733,958

Income (loss) from operations	(8,956)	67,390	(2,983)	55,451
Interest expense	25,707	10,076	(4,344)	31,439
Loss on extinguishment of debt	1,485	—	—	1,485
Intercompany interest allocations	(18,225)	18,225	—	—

Income (loss) before income taxes	(17,923)	39,089	1,361	22,527
Provision (benefit) for income taxes	(7,017)	13,881	604	7,468
Equity income from subsidiaries	25,965	—	(25,965)	—

Net income	$15,059	$25,208	$(25,208)	$15,059

CARROLS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONSOLIDATING STATEMENT OF CASH FLOWS

Year Ended December 31, 2009

(in thousands of dollars)

	Parent Company Only	Guarantor Subsidiaries	Eliminations	Consolidated Total
Cash flows provided from operating activities:
Net income	$21,841	$25,731	$(25,731)	$21,841
Adjustments to reconcile net income to net cash provided from operating activities:
Loss on disposals of property and equipment	—	121	—	121
Stock-based compensation	338	1,073	—	1,411
Impairment and other lease charges	—	2,771	—	2,771
Depreciation and amortization	—	34,527	(2,007)	32,520
Amortization of deferred financing costs	970	292	(271)	991
Amortization of unearned purchase discounts	—	(2,149)	—	(2,149)
Amortization of deferred gains from sale-leaseback transactions	—	(1,787)	(1,391)	(3,178)
Gain on settlement of lease financing obligations, net	—	(133)	—	(133)
Accretion of interest on lease financing obligations	—	388	(341)	47
Deferred income taxes	—	3,777	1,233	5,010
Accrued income taxes	(2,099)	—	—	(2,099)
Changes in other operating assets and liabilities	8,179	(33,152)	28,508	3,535

Net cash provided from (used for) operating activities	29,229	31,459	—	60,688

Cash flows used for investing activities:
Capital expenditures:
New restaurant development	—	(9,696)	—	(9,696)
Restaurant remodeling	—	(12,404)	—	(12,404)
Other restaurant capital expenditures	—	(10,664)	—	(10,664)
Corporate and restaurant information systems	(1,456)	(2,724)	—	(4,180)

Total capital expenditures	(1,456)	(35,488)	—	(36,944)
Properties purchased for sale-leaseback	—	(2,906)	—	(2,906)
Proceeds from sale-leaseback transactions	—	3,208	5,454	8,662
Proceeds from sales of other properties	—	819	—	819

Net cash used for investing activities	(1,456)	(34,367)	5,454	(30,369)

Cash flows provided from (used for) financing activities:
Borrowings on revolving credit facility	102,300	—	—	102,300
Repayments on revolving credit facility	(118,400)	—	—	(118,400)
Scheduled principal payments on term loans	(12,000)	—	—	(12,000)
Principal payments on capital leases	—	(102)	—	(102)
Proceeds from lease financing obligations	—	6,535	(5,700)	835
Settlement of lease financing obligations	—	(1,945)	—	(1,945)
Financing costs associated with issuance of lease financing obligations	—	(250)	246	(4)

Net cash provided from (used for) financing activities	(28,100)	4,238	(5,454)	(29,316)

Net increase (decrease) in cash and cash equivalents	(327)	1,330	—	1,003
Cash and cash equivalents, beginning of period	361	3,038	—	3,399

Cash and cash equivalents, end of period	$34	$4,368	$—	$4,402

CARROLS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONSOLIDATING STATEMENT OF CASH FLOWS

Year Ended December 31, 2008

(in thousands of dollars)

	Parent Company Only	Guarantor Subsidiaries	Eliminations	Consolidated Total
Cash flows provided from operating activities:
Net income	$12,758	$21,711	$(21,711)	$12,758
Adjustments to reconcile net income to net cash provided from (used for) operating activities:
Loss on disposals of property and equipment	—	542	—	542
Stock-based compensation	1,328	611	—	1,939
Impairment and other lease charges	—	5,521	—	5,521
Depreciation and amortization	—	33,772	(1,336)	32,436
Amortization of deferred financing costs	1,108	237	(165)	1,180
Amortization of unearned purchase discounts	—	(2,148)	—	(2,148)
Amortization of deferred gains from sale-leaseback transactions	—	(1,634)	(578)	(2,212)
Gain on settlement of lease financing obligations, net	—	(48)	—	(48)
Accretion of interest on lease financing obligations	—	229	—	229
Deferred income taxes	2,313	448	635	3,396
Accrued income taxes	1,166	—	—	1,166
Gain on extinguishment of debt	(4,368)	—	—	(4,368)
Changes in other operating assets and liabilities	(19,541)	(9,359)	23,155	(5,745)

Net cash provided from (used for) operating activities	(5,236)	49,882	—	44,646

Cash flows used for investing activities:
Capital expenditures:
New restaurant development	—	(35,856)	—	(35,856)
Restaurant remodeling	—	(11,610)	—	(11,610)
Other restaurant capital expenditures	—	(8,420)	—	(8,420)
Corporate and restaurant information systems	(2,296)	(4,226)	—	(6,522)

Total capital expenditures	(2,296)	(60,112)	—	(62,408)
Proceeds from sale-leaseback transactions	—	10,411	4,231	14,642
Proceeds from sales of other properties	—	119	—	119

Net cash used for investing activities	(2,296)	(49,582)	4,231	(47,647)

Cash flows provided from (used for) financing activities:
Borrowings on revolving credit facility	142,100	—	—	142,100
Repayments on revolving credit facility	(124,100)	—	—	(124,100)
Scheduled principal payments on term loans	(3,000)	—	—	(3,000)
Principal payments on capital leases	—	(146)	—	(146)
Proceeds from lease financing obligations	—	4,450	(4,450)	—
Settlement of lease financing obligations	—	(5,500)	—	(5,500)
Financing costs associated with issuance of lease financing obligations	—	(219)	219	—
Repurchase of senior subordinated notes	(10,350)	—	—	(10,350)

Net cash provided from (used for) financing activities	4,650	(1,415)	(4,231)	(996)

Net decrease in cash and cash equivalents	(2,882)	(1,115)	—	(3,997)
Cash and cash equivalents, beginning of period	3,243	4,153	—	7,396

Cash and cash equivalents, end of period	$361	$3,038	$—	$3,399

CARROLS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONSOLIDATING STATEMENT OF CASH FLOWS

Year Ended December 31, 2007

(in thousands of dollars)

	Parent Company Only	Guarantor Subsidiaries	Eliminations	Consolidated Total
Cash flows provided from operating activities:
Net income	$15,059	$25,208	$(25,208)	$15,059
Adjustments to reconcile net income to net cash provided from operating activities:
Gain on disposals of property and equipment	—	(398)	—	(398)
Stock-based compensation	997	541	—	1,538
Impairment and other lease charges	—	2,169	—	2,169
Depreciation and amortization	—	32,699	(922)	31,777
Amortization of deferred financing costs	1,151	154	(66)	1,239
Amortization of unearned purchase discounts	—	(2,155)	—	(2,155)
Amortization of deferred gains from sale-leaseback transactions	—	(1,650)	(304)	(1,954)
Gain on settlement of lease financing obligations, net	—	(174)	—	(174)
Accretion of interest on lease financing obligations	—	532	—	532
Deferred income taxes	(313)	(1,042)	123	(1,232)
Accrued income taxes	933	—	—	933
Loss on extinguishment of debt	1,485	—	—	1,485
Changes in other operating assets and liabilities	(15,578)	(4,663)	26,377	6,136

Net cash provided from operating activities	3,734	51,221	—	54,955

Cash flows used for investing activities:
Capital expenditures:
New restaurant development	—	(34,897)	—	(34,897)
Restaurant remodeling	—	(10,074)	—	(10,074)
Other restaurant capital expenditures	—	(8,606)	—	(8,606)
Corporate and restaurant information systems	(2,033)	(208)	—	(2,241)

Total capital expenditures	(2,033)	(53,785)	—	(55,818)
Properties purchased for sale-leaseback	—	(2,461)	—	(2,461)
Proceeds from sale-leaseback transactions	—	6,318	4,281	10,599
Proceeds from sales of other properties	—	2,385	—	2,385

Net cash used for investing activities	(2,033)	(47,543)	4,281	(45,295)

Cash flows provided from (used for) financing activities:
Proceeds from new senior credit facility	120,000	—	—	120,000
Repayment of term loans under prior credit facility	(118,400)	—	—	(118,400)
Borrowings on revolving credit facility	49,600	—	—	49,600
Repayments on revolving credit facility	(49,600)	—	—	(49,600)
Principal payments on capital leases	—	(314)	—	(314)
Proceeds from lease financing obligations	—	4,418	(4,418)	—
Settlement of lease financing obligations	—	(6,240)	—	(6,240)
Financing costs associated with issuance of debt	(1,228)	(137)	137	(1,228)
Expenses from initial public offering	(21)	—	—	(21)

Net cash provided from (used for) financing activities	351	(2,273)	(4,281)	(6,203)

Net increase in cash and cash equivalents	2,052	1,405	—	3,457
Cash and cash equivalents, beginning of period	1,191	2,748	—	3,939

Cash and cash equivalents, end of period	$3,243	$4,153	$—	$7,396

CARROLS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2009, 2008 and 2007

(in thousands of dollars, except share and per share amounts)

17. Subsequent Events

On January 15, 2010, the Company granted in the aggregate options to purchase 530,350 shares of its common stock, consisting of 160,000 shares of non-qualified stock options and 370,350 shares of incentive stock options, and issued 4,000 shares of restricted stock. The non-qualified stock options and ISO’s granted are exercisable for up to one-fifth of the total number of options granted on or after the first anniversary of the grant date and as of the first day of each month thereafter are exercisable for an additional one-sixtieth of the total number of options granted until fully exercisable. The options expire seven years from the date of the grant and were issued with an exercise price equal to the fair market value of the stock price, or $6.48 per share of common stock, on the date of grant. The weighted-average fair value of the options granted was $3.06. The restricted stock awards vest 100% on the third anniversary of the award date.

18. Selected Quarterly Financial Data (Unaudited)

	2009
	First Quarter	Second Quarter		Third Quarter		Fourth Quarter(1)

Revenue	$201,343	$203,934		$201,166		$209,697
Gross profit (2)	28,039	27,687	(3)	26,527	(3)	27,337	(3)(4)
Income from operations	13,193	16,122		13,527		11,241
Net income	5,028	7,066		5,599		4,148

	2008
	First Quarter	Second Quarter		Third Quarter		Fourth Quarter

Revenue	$195,753	$210,682		$209,064		$200,828
Gross profit (2)	23,106	26,288		25,962		27,840
Income from operations	9,695	12,081	(5)	12,679		9,514	(4)(5)
Net income	1,448	3,258	(6)	3,682		4,370	(6)

(1)	The fourth quarter of 2009 contained fourteen weeks.
(2)	Gross profit is defined as total revenues less cost of sales, restaurant wages and related expenses, restaurant rent expense, other restaurant operating expenses and advertising expenses.
(3)	The Company recorded a gain of $0.6 million related to an insurance recovery for damages to Taco Cabana restaurants during Hurricane Ike in the second quarter of 2009, a gain of $0.2 million related to the sale of a non-operating property in the third quarter of 2009 and a loss of $0.1 million related to a sale-leaseback transaction in the fourth quarter of 2009. (See Note 9)
(4)	The Company recorded impairment and other lease termination charges of $2.4 million in the fourth quarter of 2009 and $5.4 million in the fourth quarter of 2008. (See Note 4)
(5)	The Company recorded $0.1 million related to the sale of a Taco Cabana restaurant property in the second quarter of 2008 and $0.5 million related to an insurance recovery for damages to a Taco Cabana restaurant property in Galveston, Texas from Hurricane Ike in the fourth quarter of 2008. (See Note 9)
(6)	The Company repurchased and retired $2.0 million and $13.0 million principal amount of the Notes in open market transactions in the second and fourth quarter of 2008, respectively, resulting in a gain on extinguishment of debt of $0.2 million and $4.2 million in the second and fourth quarter of 2008, respectively. (See Note 7)

CARROLS CORPORATION AND SUBSIDIARIES

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

Years Ended December 31, 2009, 2008 and 2007

(in thousands of dollars)

Column A	Column B	Col. C		Col. D	Col. E
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to other accounts	Deductions	Balance at End of Period
Year ended December 31, 2009:
Deferred income tax valuation allowance	$575	$(12)	$—	$—	$563
Year ended December 31, 2008:
Deferred income tax valuation allowance	$765	$(190)	$—	$—	$575
Year ended December 31, 2007:
Deferred income tax valuation allowance	$1,022	$(257)	$—	$—	$765

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the 9th day of March 2010.

CARROLS RESTAURANT GROUP, INC.

By:	/S/ ALAN VITULI
Alan Vituli, Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ ALAN VITULI Alan Vituli	Director, Chairman of the Board and Chief Executive Officer	March 9, 2010

/S/ DANIEL T. ACCORDINO Daniel T. Accordino	President, Chief Operating Officer and Director	March 9, 2010

/S/ PAUL R. FLANDERS Paul R. Flanders	Vice President—Chief Financial Officer and Treasurer	March 9, 2010

/S/ TIMOTHY J. LALONDE Timothy J. LaLonde	Vice President—Controller	March 9, 2010

/S/ JACK A. SMITH Jack A. Smith	Director	March 9, 2010

/S/ BRIAN P. FRIEDMAN Brian P. Friedman	Director	March 9, 2010

/S/ CLAYTON E. WILHITE Clayton E. Wilhite	Director	March 9, 2010

/S/ JOEL M. HANDEL Joel M. Handel	Director	March 9, 2010

/S/ NICHOLAS DARAVIRAS Nicholas Daraviras	Director	March 9, 2010

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the 9th day of March 2010.

CARROLS CORPORATION

By:	/S/ ALAN VITULI
Alan Vituli, Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ ALAN VITULI Alan Vituli	Director, Chairman of the Board and Chief Executive Officer	March 9, 2010

/S/ DANIEL T. ACCORDINO Daniel T. Accordino	President, Chief Operating Officer and Director	March 9, 2010

/S/ PAUL R. FLANDERS Paul R. Flanders	Vice President—Chief Financial Officer and Treasurer	March 9, 2010

/S/ TIMOTHY J. LALONDE Timothy J. LaLonde	Vice President—Controller	March 9, 2010

/S/ JACK A. SMITH Jack A. Smith	Director	March 9, 2010

/S/ BRIAN P. FRIEDMAN Brian P. Friedman	Director	March 9, 2010

/S/ CLAYTON E. WILHITE Clayton E. Wilhite	Director	March 9, 2010

/S/ JOEL M. HANDEL Joel M. Handel	Director	March 9, 2010

/S/ NICHOLAS DARAVIRAS Nicholas Daraviras	Director	March 9, 2010