Form 10-Q
period 2010-04-04
CARROLS CORP; CARROLS RESTAURANT GROUP, INC.
filed 2010-05-12
CIK 17927, 809248

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 4, 2010

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

Indicate by check mark whether either of the registrants are shell companies (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of May 6, 2010, Carrols Restaurant Group, Inc. had 21,618,560 shares of its common stock, $.01 par value, outstanding. As of May 6, 2010, all outstanding equity securities of Carrols Corporation, which consisted of 10 shares of its common stock, were owned by Carrols Restaurant Group, Inc.

CARROLS RESTAURANT GROUP, INC. AND CARROLS CORPORATION

FORM 10-Q

QUARTER ENDED APRIL 4, 2010

PART I—FINANCIAL INFORMATION

ITEM 1—INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

CARROLS RESTAURANT GROUP, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(In thousands of dollars, except share and per share amounts)

(Unaudited)

	March 31, 2010	December 31, 2009
ASSETS
Current assets:
Cash and cash equivalents	$3,971	$4,402
Trade and other receivables	5,861	5,971
Inventories	5,629	5,935
Prepaid rent	3,970	3,928
Prepaid expenses and other current assets	5,845	4,835
Refundable income taxes	—	1,185
Deferred income taxes	4,834	4,834

Total current assets	30,110	31,090
Property and equipment, net	189,692	192,724
Franchise rights, net (Note 4)	72,874	73,674
Goodwill (Note 4)	124,934	124,934
Intangible assets, net	509	543
Franchise agreements, at cost less accumulated amortization of $5,977 and $5,854, respectively	5,862	5,924
Deferred income taxes	1,955	1,935
Other assets	9,100	9,153

Total assets	$435,036	$439,977

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt (Note 5)	$11,960	$12,985
Accounts payable	13,124	15,983
Accrued interest	3,172	6,880
Accrued payroll, related taxes and benefits	16,276	21,454
Accrued income taxes payable	1,629	—
Accrued real estate taxes	2,143	4,780
Other liabilities	10,869	9,061

Total current liabilities	59,173	71,143
Long-term debt, net of current portion (Note 5)	265,417	260,108
Lease financing obligations (Note 9)	10,013	9,999
Deferred income—sale-leaseback of real estate	42,260	43,088
Accrued postretirement benefits (Note 8)	1,837	1,914
Other liabilities (Note 7)	22,204	22,321

Total liabilities	400,904	408,573
Commitments and contingencies (Note 11)

Stockholders’ equity:
Preferred stock, par value $.01; authorized 20,000,000 shares, issued and outstanding—none	—	—
Voting common stock, par value $.01; authorized 100,000,000 shares, issued and outstanding - 21,615,341 and 21,611,607 shares, respectively	216	216
Additional paid-in capital	2,163	1,759
Retained earnings	30,221	27,907
Accumulated other comprehensive income (Note 13)	1,673	1,663
Treasury stock, at cost	(141)	(141)

Total stockholders’ equity	34,132	31,404

Total liabilities and stockholders’ equity	$435,036	$439,977

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CARROLS RESTAURANT GROUP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2010 AND 2009

(In thousands of dollars, except share and per share amounts)

(Unaudited)

	2010	2009
Revenues:
Restaurant sales	$194,667	$200,989
Franchise royalty revenues and fees	477	354

Total revenues	195,144	201,343

Costs and expenses:
Cost of sales	59,198	58,273
Restaurant wages and related expenses (including stock-based compensation expense of $14 and $52, respectively)	59,134	58,643
Restaurant rent expense	12,356	12,432
Other restaurant operating expenses	28,232	29,414
Advertising expense	6,846	8,011
General and administrative (including stock-based compensation expense of $379 and $295, respectively)	12,497	13,218
Depreciation and amortization	8,122	7,870
Impairment and other lease charges (Note 3)	270	291

Total operating expenses	186,655	188,152

Income from operations	8,489	13,191
Interest expense	4,743	5,151

Income before income taxes	3,746	8,040
Provision for income taxes (Note 6)	1,432	3,014

Net income	$2,314	$5,026

Basic and diluted net income per share (Note 12)	$0.11	$0.23

Basic weighted average common shares outstanding (Note 12)	21,613,689	21,592,462
Diluted weighted average common shares outstanding (Note 12)	21,837,600	21,594,938

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CARROLS RESTAURANT GROUP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

THREE MONTHS ENDED MARCH 31, 2010 AND 2009

(In thousands of dollars)

(Unaudited)

	2010	2009
Cash flows provided from (used for) operating activities:
Net income	$2,314	$5,026

Adjustments to reconcile net income to net cash provided from
(used for) operating activities:
Loss on disposals of property and equipment	64	54
Stock-based compensation expense	393	347
Impairment and other lease charges	270	291
Depreciation and amortization	8,122	7,870
Amortization of deferred financing costs	239	245
Amortization of unearned purchase discounts	—	(539)
Amortization of deferred gains from sale-leaseback transactions	(830)	(772)
Accretion of interest on lease financing obligations	14	9
Deferred income taxes	(20)	760
Accrued income taxes	2,814	324
Changes in other operating assets and liabilities	(13,504)	(1,280)

Net cash provided from (used for) operating activities	(124)	12,335

Cash flows used for investing activities:

Capital expenditures:
New restaurant development	(1,192)	(3,834)
Restaurant remodeling	(1,993)	(2,340)
Other restaurant capital expenditures	(2,203)	(1,093)
Corporate and restaurant information systems	(392)	(698)

Total capital expenditures	(5,780)	(7,965)
Properties purchased for sale-leaseback	(1,141)	—
Proceeds from sale-leaseback transactions	2,319	1,943
Proceeds from sales of other properties	—	249

Net cash used for investing activities	(4,602)	(5,773)

Cash flows provided from (used for) financing activities:
Borrowings on revolving credit facility	41,700	21,900
Repayments on revolving credit facility	(33,400)	(26,800)
Principal pre-payments on term loans	(1,023)	—
Scheduled principal payments on term loans	(2,971)	(1,500)
Principal payments on capital leases	(22)	(23)
Proceeds from stock option exercises	11	—

Net cash provided from (used for) financing activities	4,295	(6,423)

Net increase (decrease) in cash and cash equivalents	(431)	139
Cash and cash equivalents, beginning of period	4,402	3,399

Cash and cash equivalents, end of period	$3,971	$3,538

Supplemental disclosures:
Interest paid on long-term debt	$7,966	$8,990
Interest paid on lease financing obligations	$231	$352
Accruals for capital expenditures	$170	$940
Income taxes paid (refunded), net	$(1,392)	$1,930

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CARROLS RESTAURANT GROUP, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands of dollars except share and per share amounts)

1. Basis of Presentation

Business Description. At April 4, 2010 the Company operated, as franchisee, 311 quick-service restaurants under the trade name “Burger King” in 12 Northeastern, Midwestern and Southeastern states. At April 4, 2010, the Company also owned and operated 91 Pollo Tropical restaurants, of which 85 were located in Florida, four were in New Jersey and one each in New York and Connecticut, and franchised a total of 29 Pollo Tropical restaurants, 21 in Puerto Rico, two in Ecuador, one in Honduras, one in the Bahamas, one in Trinidad and three on college campuses in Florida. At April 4, 2010, the Company owned and operated 156 Taco Cabana restaurants located primarily in Texas and franchised two Taco Cabana restaurants in New Mexico, one in Texas and one in Georgia.

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

Fiscal Year. The Company uses a 52-53 week fiscal year ending on the Sunday closest to December 31. All references herein to the fiscal years ended January 3, 2010 and December 28, 2008 will be referred to as the fiscal years ended December 31, 2009 and 2008, respectively. Similarly, all references herein to the three months ended April 4, 2010 and March 29, 2009 will be referred to as the three months ended March 31, 2010 and March 31, 2009, respectively. The year ended December 31, 2009 contained 53 weeks and the year ended December 31, 2008 contained 52 weeks. The three months ended March 31, 2010 and 2009 each contained thirteen weeks.

Basis of Presentation. The accompanying unaudited consolidated financial statements for the three months ended March 31, 2010 and 2009 have been prepared without an audit, pursuant to the rules and regulations of the Securities and Exchange Commission and do not include certain of the information and the footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all normal and recurring adjustments considered necessary for a fair presentation of such financial statements have been included. The results of operations for the three months ended March 31, 2010 and 2009 are not necessarily indicative of the results to be expected for the full year.

These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2009 contained in the Company’s 2009 Annual Report on Form 10-K. The December 31, 2009 balance sheet data is derived from those audited financial statements.

Fair Value of Financial Instruments. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants on the measurement date. In determining fair value, the accounting standards establish a three level hierarchy for inputs used in measuring fair value as follows: Level 1 inputs are quoted prices in active markets for identical assets or liabilities; Level 2 inputs are observable for the asset or liability, either directly or indirectly, including quoted prices in active markets for similar assets or liabilities; and Level 3 inputs are unobservable and reflect our own assumptions. The following methods were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate the fair value:

•	Current Assets and Liabilities. The carrying value of cash and cash equivalents and accrued liabilities approximates fair value because of the short maturity of those instruments.

•

Senior Subordinated Notes. The fair values of outstanding senior subordinated notes are based on quoted market prices. The fair values at March 31, 2010 and December 31, 2009 were approximately $168.3 million and $167.5 million, respectively.

•

Revolving and Term Loan Facilities. Rates and terms under Carrols’ senior credit facility are favorable to debt with similar terms and maturities that could be obtained, if at all, at March 31, 2010. Given the lack of comparative information regarding such debt, including the lack of trading in Carrols’ Term A debt, it is not practicable to estimate the fair value of our existing borrowings under Carrols’ senior credit facility at March 31, 2010.

CARROLS RESTAURANT GROUP, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands of dollars except share and per share amounts)

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

2. Stock-Based Compensation

On January 15, 2010, the Company granted in the aggregate options to purchase 530,350 shares of its common stock, consisting of 160,000 shares of non-qualified stock options and 370,350 shares of incentive stock options (“ISO’s”), and issued 4,000 shares of restricted stock. The non-qualified stock options and ISO’s granted are exercisable for up to one-fifth of the total number of options granted on or after the first anniversary of the grant date and as of the first day of each month thereafter are exercisable for an additional one-sixtieth of the total number of options granted until fully exercisable. The options expire seven years from the date of the grant and were issued with an exercise price equal to the fair market value of the stock price, or $6.48 per share of common stock, on the date of grant. The restricted stock awards vest 100% on the third anniversary of the award date.

The weighted-average fair value of options granted was $3.06 per share which was estimated using the Black-Scholes option pricing model with the following weighted average assumptions:

Risk-free interest rate	2.35%
Annual dividend yield	0%
Expected term	4.8 years
Expected volatility	53%

Stock based compensation expense for the three months ended March 31, 2010 and 2009 was $0.4 million and $0.3 million, respectively. As of March 31, 2010, the total non-vested stock-based compensation expense relating to the options and restricted shares was approximately $3.7 million and the Company expects to record an additional $1.2 million as compensation expense in 2010. At March 31, 2010, the remaining weighted average vesting period for stock options and restricted shares was 3.5 years and 1.5 years, respectively.

CARROLS RESTAURANT GROUP, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands of dollars except share and per share amounts)

Stock Options

A summary of all option activity for the three months ended March 31, 2010 was as follows:

	2006 Plan
	Number of Options	Weighted Average Exercise Price	Average Remaining Contractual Life	Aggregate Intrinsic Value (1)
Options outstanding at January 1, 2010	2,130,758	$9.86	4.8	$2,340
Granted	530,350	6.48
Exercised	(3,734)	3.04
Forfeited	(21,565)	9.64

Options outstanding at March 31, 2010	2,635,809	$9.19	5.0	$2,321

Vested or expected to vest at March 31, 2010	2,597,991	$9.08	5.0	$2,277

Options exercisable at March 31, 2010	1,029,268	$11.63	4.2	$501

(1)	The aggregate intrinsic value was calculated using the difference between the market price of the Company’s common stock at April 4, 2010 and the grant price for only those awards that had a grant price that was less than the market price of the Company’s common stock at April 4, 2010.

3. Impairment of Long-Lived Assets and Other Lease Charges

The Company reviews its long-lived assets, principally property and equipment, for impairment at the restaurant level. If an indicator of impairment exists for any of its assets, an estimate of the undiscounted future cash flows over the life of the primary asset for each restaurant is compared to that long-lived asset’s carrying value. If the carrying value is greater than the undiscounted cash flow, the Company then determines the fair value of the asset and if an asset is determined to be impaired, the loss is measured by the excess of the carrying amount of the asset over its fair value plus any lease liabilities to be incurred for non-operating properties, net of any estimated sublease recoveries.

The Company determined the fair value of the impaired long-lived assets at the restaurant level based on current economic conditions and historical experience. These asset measurements are considered Level 3 in the fair value hierarchy.

Impairment and other lease charges recorded on long-lived assets for the Company’s segments were as follows:

	Three Months Ended
	March 31,
	2010	2009
Burger King	$22	$22
Pollo Tropical	52	269
Taco Cabana	196	—

	$270	$291

During the three months ended March 31, 2010, the Company recorded a charge of $0.2 million related to a non-operating Taco Cabana property due to a reduction of estimated cost recoveries from subletting the property through the end of the remaining lease term. During the three months ended March 31, 2009, the Company closed one Pollo Tropical restaurant property in Florida whose fixed assets were impaired in 2008, and recorded a charge of $0.3 million which principally consisted of future minimum lease payments and related ancillary costs from the date of the closure to the end of the remaining lease term, net of any estimated cost recoveries from subletting the property.

4. Goodwill and Franchise Rights

Goodwill. The Company is required to review goodwill for impairment annually, or more frequently, when events and circumstances indicate that the carrying amount may be impaired. If the determined fair value of goodwill is less than the

CARROLS RESTAURANT GROUP, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands of dollars except share and per share amounts)

related carrying amount, an impairment loss is recognized. The Company performs its annual impairment assessment as of December 31 and does not believe circumstances have changed since the last assessment date which would make it necessary to reassess their values.

Goodwill balances are summarized below:

	Pollo Tropical	Taco Cabana	Burger King	Total
Balance, March 31, 2010	$56,307	$67,177	$1,450	$124,934

Burger King Franchise Rights. Amounts allocated to franchise rights for each Burger King acquisition are amortized using the straight-line method over the average remaining term of the acquired franchise agreements plus one twenty-year renewal period.

The Company assesses the potential impairment of Burger King franchise rights whenever events or changes in circumstances indicate that the carrying value may not be recoverable. If an indicator of impairment exists, an estimate of the aggregate undiscounted cash flows from the acquired restaurants is compared to the respective carrying value of franchise rights for each Burger King acquisition. If an asset is determined to be impaired, the loss is measured by the excess of the carrying amount of the asset over its fair value. No impairment charges were recorded related to the Company’s Burger King franchise rights for the three months ended March 31, 2010 and 2009.

Amortization expense related to Burger King franchise rights was $800 and $784 for the three months ended March 31, 2010 and 2009, respectively. The Company estimates the amortization expense for the year ending December 31, 2010 and for each of the five succeeding years to be $3,197.

5. Long-term Debt

Long-term debt at March 31, 2010 and December 31, 2009 consisted of the following:

	March 31, 2010	December 31, 2009
Collateralized:
Senior Credit Facility-Revolving credit facility	$10,200	$1,900
Senior Credit Facility-Term loan A facility	101,006	105,000

Unsecured:
9% Senior Subordinated Notes	165,000	165,000
Capital leases	1,171	1,193

	277,377	273,093
Less: current portion	(11,960)	(12,985)

	$265,417	$260,108

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

The term loan and revolving credit borrowings under the senior credit facility bear interest at a per annum rate, at Carrols’ option, of either:

1) the applicable margin percentage ranging from 0% to 0.25% based on Carrols’ senior leverage ratio (as defined in the senior credit facility) plus the greater of (i) the prime rate or (ii) the federal funds rate for that day plus 0.5%; or

2) Adjusted LIBOR plus the applicable margin percentage in effect ranging from 1.0% to 1.5% based on Carrols’ senior leverage ratio. At March 31, 2010 the LIBOR margin percentage was 1.0%.

CARROLS RESTAURANT GROUP, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands of dollars except share and per share amounts)

During the three months ended March 31, 2010, the Company made a required prepayment of approximately $1.0 million based on 25% of Carrols’ Excess Cash Flow for the year ended December 31, 2009, as defined. At April 4, 2010, outstanding borrowings under Term loan A were $101.0 million with the remaining balance due and payable as follows:

1) four quarterly installments of approximately $3.0 million beginning on June 30, 2010;

2) four quarterly installments of approximately $4.5 million beginning on June 30, 2011; and

3) four quarterly installments of approximately $17.8 million beginning on June 30, 2012.

After reserving $14.5 million for letters of credit guaranteed by the facility, $40.3 million was available for borrowings under the revolving credit facility at April 4, 2010.

Under the senior credit facility, Carrols is also required to make mandatory prepayments of principal on its term loan borrowings (a) annually in an amount up to 50% of Excess Cash Flow depending upon Carrols’ Total Leverage Ratio (as such terms are defined in the senior credit facility), (b) in the event of certain dispositions of assets (all subject to certain exceptions) and insurance proceeds, in an amount equal to 100% of the net proceeds received by Carrols therefrom, and (c) in an amount equal to 100% of the net proceeds from any subsequent issuance of debt. The senior credit facility contains customary default provisions as provided therein, including without limitation, a cross default provision pursuant to which it is an event of default under the senior credit facility if there is a default in the payment of any principal of or interest on any indebtedness of Carrols having an outstanding principal amount of at least $2.5 million (excluding lease financing obligations but which would include the Indenture governing the Notes, as defined below) or any event or condition which results in the acceleration of such indebtedness prior to its stated maturity.

In general, Carrols’ obligations under the senior credit facility are guaranteed by the Company and all of Carrols’ material subsidiaries and are collateralized by a pledge of Carrols’ common stock and the stock of each of Carrols’ material subsidiaries. The senior credit facility contains certain covenants, including, without limitation, those limiting Carrols’ ability to incur indebtedness, incur liens, sell or acquire assets or businesses, change the nature of its business, engage in transactions with related parties, make certain investments or pay dividends. In addition, Carrols is required to meet certain financial ratios, including fixed charge coverage, senior leverage, and total leverage ratios (all as defined under the senior credit facility). Carrols was in compliance with the covenants under its senior credit facility as of April 4, 2010.

Senior Subordinated Notes. On December 15, 2004, Carrols issued $180 million of 9% Senior Subordinated Notes due 2013 (the “Notes”). At both April 4, 2010 and January 3, 2010, $165.0 million principal amount of the Notes were outstanding.

Restrictive covenants under the Indenture governing the Notes include limitations with respect to the Carrols’ ability to issue additional debt, incur liens, sell or acquire assets or businesses, pay dividends and make certain investments. Carrols was in compliance with the restrictive covenants in the Indenture governing the Notes as of March 31, 2010.

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

6. Income Taxes

The provision for income taxes for the three months ended March 31, 2010 and 2009 was comprised of the following:

	Three Months Ended March 31,
	2010	2009
Current	$1,452	$2,254
Deferred	(20)	760

	$1,432	$3,014

CARROLS RESTAURANT GROUP, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands of dollars except share and per share amounts)

The provision for income taxes for the three months ended March 31, 2010 was derived using an estimated effective annual income tax rate for 2010 of 37.0%, which excludes any discrete tax adjustments. Discrete tax adjustments increased the provision for income taxes by $46 in the three months ended March 31, 2010.

The provision for income taxes for the three months ended March 31, 2009 was derived using an estimated effective annual income tax rate for 2009 of 37.5%, which excludes any discrete tax adjustments. There were no discrete tax adjustments in the three months ended March 31, 2009.

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. As of March 31, 2010 and December 31, 2009, the Company had no unrecognized tax benefits and no accrued interest related to uncertain tax positions.

The tax years 2006-2009 remain open to examination by the major taxing jurisdictions to which the Company is subject. Although it is not reasonably possible to estimate the amount by which unrecognized tax benefits may increase within the next twelve months due to the uncertainties regarding the timing of any examinations, the Company does not expect unrecognized tax benefits to significantly change in the next twelve months.

7. Other Liabilities, Long-Term

Other liabilities, long-term, at March 31, 2010 and December 31, 2009 consisted of the following:

	March 31, 2010	December 31, 2009
Accrued occupancy costs	$12,011	$11,572
Accrued workers’ compensation costs	4,166	4,018
Deferred compensation	2,669	3,210
Other	3,358	3,521

	$22,204	$22,321

8. Postretirement Benefits

The Company provides postretirement medical and life insurance benefits covering substantially all Burger King administrative and restaurant management salaried employees who retire or terminate after qualifying for such benefits. A December 31 measurement date is used for postretirement benefits.

The following summarizes the components of net periodic postretirement benefit income:

	Three Months Ended March 31,
	2010	2009
Service cost	$8	$7
Interest cost	27	28
Amortization of net gains and losses	24	(84)
Amortization of prior service credit	(90)	21

Net periodic postretirement benefit income	$(31)	$(28)

During the three months ended March 31, 2010, the Company made contributions of $36 to its postretirement plan and expects to make additional contributions during 2010. Contributions made by the Company to its postretirement plan for the year ended December 31, 2009 were $153.

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

CARROLS RESTAURANT GROUP, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands of dollars except share and per share amounts)

During 2009, the Company settled $1.9 million of lease financing obligations which included a purchase from a lessor of one restaurant property previously subject to a lease financing obligation for $1.1 million and the settlement of a lease financing obligation incurred previously in 2009 for $0.8 million. The Company also modified provisions of three of its restaurant leases previously accounted for as lease financing obligations which allowed the respective sale transactions to qualify for sale-leaseback accounting. As a result of these transactions in 2009, lease financing obligations were reduced $4.9 million, assets under lease financing obligations were reduced by $2.7 million and deferred gains on qualified sale-leaseback transactions of $1.2 million were recorded.

Interest expense associated with lease financing obligations for the three months ended March 31, 2010 and 2009 was $0.3 million and $0.4 million, respectively.

10. Business Segment Information

The Company is engaged in the quick-service and quick-casual restaurant industry, with three restaurant concepts: Burger King, operating as a franchisee, and Pollo Tropical and Taco Cabana, both Company-owned concepts. Pollo Tropical is a quick-casual restaurant chain offering a unique selection of food items reflecting tropical and Caribbean influences and feature grilled marinated chicken and authentic “made from scratch” side dishes. Taco Cabana is a quick-casual restaurant chain featuring fresh Mexican style food, including flame-grilled beef and chicken fajitas, quesadillas and other Tex-Mex dishes.

The accounting policies of each segment are the same as those described in the summary of significant accounting policies included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. The following table includes Segment EBITDA, which is the measure of segment profit or loss reported to the chief operating decision maker for purposes of allocating resources to the segments and assessing their performance. Segment EBITDA is defined as earnings attributable to the applicable segment before interest, income taxes, depreciation and amortization, impairment losses and other lease charges, stock-based compensation expense, other income and gains and losses on extinguishment of debt.

The “Other” column includes corporate related items not allocated to reportable segments, including stock-based compensation expense. Other identifiable assets consist primarily of cash, certain other assets, corporate property and equipment, including restaurant information systems expenditures, goodwill and deferred income taxes.

CARROLS RESTAURANT GROUP, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands of dollars except share and per share amounts)

Three Months Ended	Pollo Tropical	Taco Cabana	Burger King	Other	Consolidated
March 31, 2010:
Total revenues	$45,493	$62,032	$87,619	$—	$195,144
Cost of sales	14,693	18,555	25,950	—	59,198
Restaurant wages and related expenses	11,589	19,350	28,181	14	59,134
General and administrative expenses (1)	2,808	2,770	6,540	379	12,497
Depreciation and amortization	1,930	2,277	3,472	443	8,122
Segment EBITDA	6,727	6,761	3,786
Capital expenditures, including acquisitions	801	1,290	3,297	392	5,780

March 31, 2009:
Total revenues	$44,138	$62,714	$94,491	$—	$201,343
Cost of sales	14,644	18,359	25,270	—	58,273
Restaurant wages and related expenses	10,896	18,195	29,500	52	58,643
General and administrative expenses (1)	2,347	2,956	7,620	295	13,218
Depreciation and amortization	1,952	2,234	3,345	339	7,870
Segment EBITDA	6,465	8,206	7,028
Capital expenditures, including acquisitions	855	3,786	2,626	698	7,965

Identifiable Assets:
At March 31, 2010	$51,539	$63,939	$147,196	$172,362	$435,036
At December 31, 2009	52,802	67,342	146,679	173,154	439,977

(1)	For the Pollo Tropical and Taco Cabana segments, such amounts include general and administrative expenses related directly to each segment. For the Burger King segment such amounts include general and administrative expenses related directly to the Burger King segment as well as expenses associated with administrative support to all three of the Company’s segments including executive management, information systems and certain accounting, legal and other administrative functions.

A reconciliation of segment EBITDA to consolidated net income is as follows:

	Three Months Ended March 31,
	2010	2009
Segment EBITDA:
Pollo Tropical	$6,727	$6,465
Taco Cabana	6,761	8,206
Burger King	3,786	7,028

Less:
Depreciation and amortization	8,122	7,870
Impairment and other lease charges	270	291
Interest expense	4,743	5,151
Provision for income taxes	1,432	3,014
Stock-based compensation expense	393	347

Net income	$2,314	$5,026

11. Commitments and Contingencies

On November 16, 1998, the Equal Employment Opportunity Commission (“EEOC”) filed suit in the United States District Court for the Northern District of New York (the “Court”), under Title VII of the Civil Rights Act of 1964, as amended, against Carrols. The complaint alleged that Carrols engaged in a pattern and practice of unlawful discrimination, harassment

CARROLS RESTAURANT GROUP, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands of dollars except share and per share amounts)

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

The computation of diluted net income per share excludes options to purchase 1,028,511 shares of common stock in the three months ended March 31, 2010 and options to purchase 1,131,771 in the three months ended March 31, 2009 because the exercise price of these options was greater than the average market price of the common shares in the periods and therefore, they were antidilutive. In addition, options to purchase 503,601 shares of common stock are excluded from the computation of diluted net income per share in the three months ended March 31, 2010 and options to purchase 441,120 shares of common stock are excluded from the computation of diluted net income per share for the three months ended March 31, 2009 as they were antidilutive under the treasury stock method.

The following table is a reconciliation of the net income and share amounts used in the calculation of basic net income per share and diluted net income per share:

	Three months ended March 31,
	2010	2009
Basic net income per share:
Net income	$2,314	$5,026
Weighted average common shares outstanding	21,613,689	21,592,462

Basic net income per share	$0.11	$0.23

Diluted net income per share:
Net income for diluted net income per share	$2,314	$5,026
Shares used in computed basic net income per share	21,613,689	21,592,462
Dilutive effect of restricted shares and stock options	223,911	2,476

Shares used in computed diluted net income per share	21,837,600	21,594,938

Diluted net income per share	$0.11	$0.23

CARROLS RESTAURANT GROUP, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands of dollars except share and per share amounts)

13. Comprehensive Income

The items that currently impact the Company’s other comprehensive income are changes in postretirement benefit obligations, net of tax.

	Three months ended March 31,
	2010	2009
Net income	$2,314	$5,026
Change in postretirement benefit obligation, net of tax	10	—

Comprehensive income	$2,324	$5,026

14. Recent Accounting Developments

There are currently no recent accounting pronouncements which had or are expected to have a material impact on the Company’s consolidated financial statements as of the date of this report.

ITEM 1—INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

CARROLS CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands of dollars except share and per share amounts)

(Unaudited)

	March 31, 2010	December 31, 2009
ASSETS
Current assets:
Cash and cash equivalents	$3,971	$4,402
Trade and other receivables	5,861	5,971
Inventories	5,629	5,935
Prepaid rent	3,970	3,928
Prepaid expenses and other current assets	5,845	4,835
Refundable income taxes	—	1,185
Deferred income taxes	4,834	4,834

Total current assets	30,110	31,090
Property and equipment, net	189,692	192,724
Franchise rights, net (Note 4)	72,874	73,674
Goodwill (Note 4)	124,934	124,934
Intangible assets, net	509	543
Franchise agreements, at cost less accumulated amortization of $5,977 and $5,854, respectively	5,862	5,924
Deferred income taxes	1,955	1,935
Other assets	9,100	9,153

Total assets	$435,036	$439,977

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Current portion of long-term debt (Note 5)	$11,960	$12,985
Accounts payable	13,124	15,983
Accrued interest	3,172	6,880
Accrued payroll, related taxes and benefits	16,276	21,454
Accrued income taxes	1,629	—
Accrued real estate taxes	2,143	4,780
Other liabilities	10,869	9,061

Total current liabilities	59,173	71,143

Long-term debt, net of current portion (Note 5)	265,417	260,108
Lease financing obligations (Note 9)	10,013	9,999
Deferred income—sale-leaseback of real estate	42,260	43,088
Accrued postretirement benefits (Note 8)	1,837	1,914
Other liabilities (Note 7)	22,152	22,271

Total liabilities	400,852	408,523

Commitments and contingencies (Note 11)

Stockholder’s equity:
Common stock, par value $1; authorized 1,000 shares, issued and outstanding—10 shares	—	—
Additional paid-in capital	(5,330)	(5,734)
Retained earnings	37,841	35,525
Accumulated other comprehensive income (Note 12)	1,673	1,663

Total stockholder’s equity	34,184	31,454

Total liabilities and stockholder’s equity	$435,036	$439,977

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CARROLS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2010 AND 2009

(In thousands of dollars)

(Unaudited)

	2010	2009
Revenues:
Restaurant sales	$194,667	$200,989
Franchise royalty revenues and fees	477	354

Total revenues	195,144	201,343

Costs and expenses:
Cost of sales	59,198	58,273
Restaurant wages and related expenses (including stock-based compensation expense of $14 and $52, respectively)	59,134	58,643
Restaurant rent expense	12,356	12,432
Other restaurant operating expenses	28,232	29,414
Advertising expense	6,846	8,011
General and administrative (including stock-based compensation expense of $379 and $295, respectively)	12,495	13,216
Depreciation and amortization	8,122	7,870
Impairment and other lease charges (Note 3)	270	291

Total operating expenses	186,653	188,150

Income from operations	8,491	13,193
Interest expense	4,743	5,151

Income before income taxes	3,748	8,042
Provision for income taxes (Note 6)	1,432	3,014

Net income	$2,316	$5,028

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CARROLS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

THREE MONTHS ENDED MARCH 31, 2010 AND 2009

(In thousands of dollars)

(Unaudited)

	2010	2009
Cash flows provided (used for) from operating activities:
Net income	$2,316	$5,028
Adjustments to reconcile net income to net cash provided from (used for) operating activities:
Loss on disposals of property and equipment	64	54
Stock-based compensation expense	393	347
Impairment and other lease charges	270	291
Depreciation and amortization	8,122	7,870
Amortization of deferred financing costs	239	245
Amortization of unearned purchase discounts	—	(539)
Amortization of deferred gains from sale-lease back transactions	(830)	(772)
Accretion of interest on lease financing obligations	14	9
Deferred income taxes	(20)	760
Accrued income taxes	2,814	324
Changes in other operating assets and liabilities	(13,506)	(1,282)

Net cash provided from (used for) operating activities	(124)	12,335

Cash flows used for investing activities:
Capital expenditures:
New restaurant development	(1,192)	(3,834)
Restaurant remodeling	(1,993)	(2,340)
Other restaurant capital expenditures	(2,203)	(1,093)
Corporate and restaurant information systems	(392)	(698)

Total capital expenditures	(5,780)	(7,965)
Properties purchased for sale-leaseback	(1,141)	—
Proceeds from sale-leaseback transactions	2,319	1,943
Proceeds from sales of other properties	—	249

Net cash used for investing activities	(4,602)	(5,773)

Cash flows provided from (used for) financing activities:
Borrowings on revolving credit facility	41,700	21,900
Repayments on revolving credit facility	(33,400)	(26,800)
Principal pre-payments on term loans	(1,023)
Scheduled principal payments on term loans	(2,971)	(1,500)
Principal payments on capital leases	(22)	(23)
Proceeds from stock option exercises	11	—

Net cash provided from (used for) financing activities	4,295	(6,423)

Net increase (decrease) in cash and cash equivalents	(431)	139
Cash and cash equivalents, beginning of period	4,402	3,399

Cash and cash equivalents, end of period	$3,971	$3,538

Supplemental disclosures:
Interest paid on long-term debt	$7,966	$8,990
Interest paid on lease financing obligations	$231	$352
Accruals for capital expenditures	$170	$940
Income taxes paid (refunded), net	$(1,392)	$1,930

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CARROLS CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands of dollars, except share and per share amounts)

1. Basis of Presentation

Business Description. At April 4, 2010 the Company operated, as franchisee, 311 quick-service restaurants under the trade name “Burger King” in 12 Northeastern, Midwestern and Southeastern states. At April 4, 2010, the Company also owned and operated 91 Pollo Tropical restaurants, of which 85 were located in Florida, four were in New Jersey and one each in New York and Connecticut, and franchised a total of 29 Pollo Tropical restaurants, 21 in Puerto Rico, two in Ecuador, one in Honduras, one in the Bahamas, one in Trinidad and three on college campuses in Florida. At April 4, 2010, the Company owned and operated 156 Taco Cabana restaurants located primarily in Texas and franchised two Taco Cabana restaurants in New Mexico, one in Texas and one in Georgia.

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

Fiscal Year. The Company uses a 52-53 week fiscal year ending on the Sunday closest to December 31. All references herein to the fiscal years ended January 3, 2010 and December 28, 2008 will be referred to as the fiscal years ended December 31, 2009 and 2008, respectively. Similarly, all references herein to the three months ended April 4, 2010 and March 29, 2009 will be referred to as the three months ended March 31, 2010 and March 31, 2009, respectively. The year ended December 31, 2009 contained 53 weeks and the year ended December 31, 2008 contained 52 weeks. The three months ended March 31, 2010 and 2009 each contained thirteen weeks.

Basis of Presentation. The accompanying unaudited consolidated financial statements for the three months ended March 31, 2010 and 2009 have been prepared without an audit, pursuant to the rules and regulations of the Securities and Exchange Commission and do not include certain of the information and the footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all normal and recurring adjustments considered necessary for a fair presentation of such financial statements have been included. The results of operations for the three months ended March 31, 2010 and 2009 are not necessarily indicative of the results to be expected for the full year.

These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2009 contained in the Company’s 2009 Annual Report on Form 10-K. The December 31, 2009 balance sheet data is derived from those audited financial statements.

Fair Value of Financial Instruments. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants on the measurement date. In determining fair value, the accounting standards establish a three level hierarchy for inputs used in measuring fair value as follows: Level 1 inputs are quoted prices in active markets for identical assets or liabilities; Level 2 inputs are observable for the asset or liability, either directly or indirectly, including quoted prices in active markets for similar assets or liabilities; and Level 3 inputs are unobservable and reflect our own assumptions. The following methods were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate the fair value:

•	Current Assets and Liabilities. The carrying value of cash and cash equivalents and accrued liabilities approximates fair value because of the short maturity of those instruments.

•

Senior Subordinated Notes. The fair values of outstanding senior subordinated notes are based on quoted market prices. The fair values at March 31, 2010 and December 31, 2009 were approximately $168.3 million and $167.5 million, respectively.

•

Revolving and Term Loan Facilities. Rates and terms under the Company’s senior credit facility are favorable to debt with similar terms and maturities that could be obtained, if at all, at March 31, 2010. Given the lack of comparative information regarding such debt, including the lack of trading in our Term A debt, it is not practicable to estimate the fair value of existing borrowings under the Company’s senior credit facility at March 31, 2010.

CARROLS CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands of dollars, except share and per share amounts)

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

2. Stock-Based Compensation

On January 15, 2010, Carrols Restaurant Group granted in the aggregate options to purchase 530,350 shares of its common stock, consisting of 160,000 shares of non-qualified stock options and 370,350 shares of incentive stock options (“ISO’s”), and issued 4,000 shares of restricted stock. The non-qualified stock options and ISO’s granted are exercisable for up to one-fifth of the total number of options granted on or after the first anniversary of the grant date and as of the first day of each month thereafter are exercisable for an additional one-sixtieth of the total number of options granted until fully exercisable. The options expire seven years from the date of the grant and were issued with an exercise price equal to the fair market value of the stock price, or $6.48 per share of common stock, on the date of grant. The restricted stock awards vest 100% on the third anniversary of the award date.

The weighted-average fair value of options granted was $3.06 per share which was estimated using the Black-Scholes option pricing model with the following weighted average assumptions:

Risk-free interest rate	2.35%
Annual dividend yield	0%
Expected term	4.8 years
Expected volatility	53%

Stock based compensation expense for the three months ended March 31, 2010 and 2009 was $0.4 million and $0.3 million, respectively. As of March 31, 2010, the total non-vested stock-based compensation expense relating to the options and restricted shares was approximately $3.7 million and the Company expects to record an additional $1.2 million as compensation expense in 2010. At March 31, 2010, the remaining weighted average vesting period for stock options and restricted shares was 3.5 years and 1.5 years, respectively.

CARROLS CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands of dollars, except share and per share amounts)

Stock Options

A summary of all option activity for the three months ended March 31, 2010 was as follows:

	2006 Plan
	Number of Options	Weighted Average Exercise Price	Average Remaining Contractual Life	Aggregate Intrinsic Value (1)
Options outstanding at January 1, 2010	2,130,758	$9.86	4.8	$2,340
Granted	530,350	6.48
Exercised	(3,734)	3.04
Forfeited	(21,565)	9.64

Options outstanding at March 31, 2010	2,635,809	$9.19	5.0	$2,321

Vested or expected to vest at March 31, 2010	2,597,991	$9.08	5.0	$2,277

Options exercisable at March 31, 2010	1,029,268	$11.63	4.2	$501

(1)	The aggregate intrinsic value was calculated using the difference between the market price of Carrols Restaurant Group’s common stock at April 4, 2010 and the grant price for only those awards that had a grant price that was less than the market price of Carrols Restaurant Group’s common stock at April 4, 2010.

3. Impairment of Long-lived Assets and Other Lease Charges

The Company reviews its long-lived assets, principally property and equipment, for impairment at the restaurant level. If an indicator of impairment exists for any of its assets, an estimate of the undiscounted future cash flows over the life of the primary asset for each restaurant is compared to that long-lived asset’s carrying value. If the carrying value is greater than the undiscounted cash flow, the Company then determines the fair value of the asset and if an asset is determined to be impaired, the loss is measured by the excess of the carrying amount of the asset over its fair value plus any lease liabilities to be incurred for non-operating properties, net of any estimated sublease recoveries.

The Company determined the fair value of the impaired long-lived assets at the restaurant level based on current economic conditions and historical experience. These asset measurements are considered Level 3 in the fair value hierarchy.

Impairment and other lease charges recorded on long-lived assets for the Company’s segments were as follows:

	Three Months Ended March 31,
	2010	2009
Burger King	$22	$22
Pollo Tropical	52	269
Taco Cabana	196	—

	$270	$291

During the three months ended March 31, 2010, the Company recorded a charge of $0.2 million related to a non-operating Taco Cabana property due to a reduction of estimated costs recoveries from subletting the property through the end of the remaining lease term. During the three months ended March 31, 2009, the Company closed one Pollo Tropical restaurant property in Florida whose fixed assets were impaired in 2008, and recorded a charge of $0.3 million which principally consisted of future minimum lease payments and related ancillary costs from the date of the closure to the end of the remaining lease term, net of any estimated cost recoveries from subletting the property.

4. Goodwill and Franchise Rights

Goodwill. The Company is required to review goodwill for impairment annually, or more frequently, when events and circumstances indicate that the carrying amount may be impaired. If the determined fair value of goodwill is less than the related carrying amount, an impairment loss is recognized. The Company performs its annual impairment assessment as of December 31 and does not believe circumstances have changed since the last assessment date which would make it necessary to reassess their values.

CARROLS CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands of dollars, except share and per share amounts)

Goodwill balances are summarized below:

	Pollo Tropical	Taco Cabana	Burger King	Total
Balance, March 31, 2010	$56,307	$67,177	$1,450	$124,934

Burger King Franchise Rights. Amounts allocated to franchise rights for each Burger King acquisition are amortized using the straight-line method over the average remaining term of the acquired franchise agreements plus one twenty-year renewal period.

The Company assesses the potential impairment of Burger King franchise rights whenever events or changes in circumstances indicate that the carrying value may not be recoverable. If an indicator of impairment exists, an estimate of the aggregate undiscounted cash flows from the acquired restaurants is compared to the respective carrying value of franchise rights for each Burger King acquisition. If an asset is determined to be impaired, the loss is measured by the excess of the carrying amount of the asset over its fair value. No impairment charges were recorded related to the Company’s Burger King franchise rights for the three months ended March 31, 2010 and 2009.

Amortization expense related to Burger King franchise rights was $800 and $784 for the three months ended March 31, 2010 and 2009, respectively. The Company estimates the amortization expense for the year ending December 31, 2010 and for each of the five succeeding years to be $3,197.

5. Long-term Debt

Long-term debt at March 31, 2010 and December 31, 2009 consisted of the following:

	March 31, 2010	December 31, 2009
Collateralized:
Senior Credit Facility-Revolving credit facility	$10,200	$1,900
Senior Credit Facility-Term loan A facility	101,006	105,000

Unsecured:
9% Senior Subordinated Notes	165,000	165,000
Capital leases	1,171	1,193

	277,377	273,093
Less: current portion	(11,960)	(12,985)

	$265,417	$260,108

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

The term loan and revolving credit borrowings under the senior credit facility bear interest at a per annum rate, at the Company’s option, of either:

1) the applicable margin percentage ranging from 0% to 0.25% based on the Company’s senior leverage ratio (as defined in the senior credit facility) plus the greater of (i) the prime rate or (ii) the federal funds rate for that day plus 0.5%; or

2) Adjusted LIBOR plus the applicable margin percentage in effect ranging from 1.0% to 1.5% based on the Company’s senior leverage ratio. At April 4, 2010 the LIBOR margin percentage was 1.0%.

CARROLS CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands of dollars, except share and per share amounts)

During the three months ended March 31, 2010, the Company made a required prepayment of approximately $1.0 million based on 25% of Carrols’ Excess Cash Flow for the year ended December 31, 2009, as defined. At April 4, 2010, outstanding borrowings under Term loan A were $101.0 million with the remaining balance due and payable as follows:

1) four quarterly installments of approximately $3.0 million beginning on June 30, 2010;

2) four quarterly installments of approximately $4.5 million beginning on June 30, 2011; and

3) four quarterly installments of approximately $17.8 million beginning on June 30, 2012.

After reserving $14.5 million for letters of credit guaranteed by the facility, $40.3 million was available for borrowings under the revolving credit facility at April 4, 2010.

Under the senior credit facility, the Company is also required to make mandatory prepayments of principal on its term loan borrowings (a) annually in an amount of up to 50% of Excess Cash Flow depending upon the Company’s Total Leverage Ratio (as such terms are defined in the senior credit facility), (b) in the event of certain dispositions of assets (all subject to certain exceptions) and insurance proceeds, in an amount equal to 100% of the net proceeds received by the Company therefrom, and (c) in an amount equal to 100% of the net proceeds from any subsequent issuance of debt. The senior credit facility contains customary default provisions as provided therein, including without limitation, a cross default provision pursuant to which it is an event of default under the senior credit facility if there is a default in the payment of any principal of or interest on any indebtedness of the Company having an outstanding principal amount of at least $2.5 million (excluding lease financing obligations but which would include the Indenture governing the Notes, as defined below) or any event or condition which results in the acceleration of such indebtedness prior to its stated maturity.

In general, the Company’s obligations under the senior credit facility are guaranteed by Carrols Restaurant Group and all of the Company’s material subsidiaries and are collateralized by a pledge of the Company’s common stock and the stock of each of the Company’s material subsidiaries. The senior credit facility contains certain covenants, including, without limitation, those limiting the Company’s ability to incur indebtedness, incur liens, sell or acquire assets or businesses, change the nature of its business, engage in transactions with related parties, make certain investments or pay dividends. In addition, the Company is required to meet certain financial ratios, including fixed charge coverage, senior leverage, and total leverage ratios (all as defined under the senior credit facility). The Company was in compliance with the covenants under its senior credit facility as of April 4, 2010.

Senior Subordinated Notes. On December 15, 2004, the Company issued $180 million of 9% Senior Subordinated Notes due 2013 (the “Notes”). At both April 4, 2010 and January 3, 2010, $165.0 million principal amount of the Notes were outstanding.

Restrictive covenants under the Indenture governing the Notes include limitations with respect to the Company’s ability to issue additional debt, incur liens, sell or acquire assets or businesses, pay dividends and make certain investments. Carrols was in compliance with the restrictive covenants in the Indenture governing the Notes as of March 31, 2010.

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

6. Income Taxes

The provision for income taxes for the three months ended March 31, 2010 and 2009 was comprised of the following:

	Three Months Ended March 31,
	2010	2009
Current	$1,452	$2,254
Deferred	(20)	760

	$1,432	$3,014

CARROLS CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands of dollars, except share and per share amounts)

The provision for income taxes for the three months ended March 31, 2010 was derived using an estimated effective annual income tax rate for 2010 of 37.0%, which excludes any discrete tax adjustments. Discrete tax adjustments increased the provision for income taxes by $46 in the three months ended March 31, 2010.

The provision for income taxes for the three months ended March 31, 2009 was derived using an estimated effective annual income tax rate for 2009 of 37.5%, which excludes any discrete tax adjustments. There were no discrete tax adjustments in the three months ended March 31, 2009.

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. As of March 31, 2010 and December 31, 2009, the Company had no unrecognized tax benefits and no accrued interest related to uncertain tax positions.

The tax years 2006-2009 remain open to examination by the major taxing jurisdictions to which the Company is subject. Although it is not reasonably possible to estimate the amount by which unrecognized tax benefits may increase within the next twelve months due to the uncertainties regarding the timing of any examinations, the Company does not expect unrecognized tax benefits to significantly change in the next twelve months.

7. Other Liabilities, Long-Term

Other liabilities, long-term, at March 31, 2010 and December 31, 2009 consisted of the following:

	March 31, 2010	December 31, 2009
Accrued occupancy costs	$12,011	$11,572
Accrued workers’ compensation costs	4,166	4,018
Deferred compensation	2,669	3,210
Other	3,306	3,471

	$22,152	$22,271

8. Postretirement Benefits

The Company provides postretirement medical and life insurance benefits covering substantially all Burger King administrative and restaurant management salaried employees who retire or terminate after qualifying for such benefits. A December 31 measurement date is used for postretirement benefits.

The following summarizes the components of net periodic postretirement benefit income:

	Three Months Ended March 31,
	2010	2009
Service cost	$8	$7
Interest cost	27	28
Amortization of net gains and losses	24	(84)
Amortization of prior service credit	(90)	21

Net periodic postretirement benefit income	$(31)	$(28)

During the three months ended March 31, 2010, the Company made contributions of $36 to its postretirement plan and expects to make additional contributions during 2010. Contributions made by the Company to its postretirement plan for the year ended December 31, 2009 were $153.

CARROLS CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands of dollars, except share and per share amounts)

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

During 2009, the Company settled $1.9 million of lease financing obligations which included a purchase from a lessor of one restaurant property previously subject to a lease financing obligation for $1.1 million and the settlement of a lease financing obligation incurred previously in 2009 for $0.8 million. The Company also modified provisions of three of its restaurant leases previously accounted for as lease financing obligations which allowed the respective sale transactions to qualify for sale-leaseback accounting. As a result of these transactions in 2009, lease financing obligations were reduced $4.9 million, assets under lease financing obligations were reduced by $2.7 million and deferred gains on qualified sale-leaseback transactions of $1.2 million were recorded.

Interest expense associated with lease financing obligations for the three months ended March 31, 2010 and 2009 was $0.3 million and $0.4 million, respectively.

10. Business Segment Information

The Company is engaged in the quick-service and quick-casual restaurant industry, with three restaurant concepts: Burger King, operating as a franchisee, and Pollo Tropical and Taco Cabana, both Company-owned concepts. Pollo Tropical is a quick-casual restaurant chain offering a unique selection of food items reflecting tropical and Caribbean influences and feature grilled marinated chicken and authentic “made from scratch” side dishes. Taco Cabana is a quick-casual restaurant chain featuring fresh Mexican style food, including flame-grilled beef and chicken fajitas, quesadillas and other Tex-Mex dishes.

The accounting policies of each segment are the same as those described in the summary of significant accounting policies included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. The following table includes Segment EBITDA, which is the measure of segment profit or loss reported to the chief operating decision maker for purposes of allocating resources to the segments and assessing their performance. Segment EBITDA is defined as earnings attributable to the applicable segment before interest, income taxes, depreciation and amortization, impairment losses and other lease charges, stock-based compensation expense, other income and gains and losses on extinguishment of debt.

The “Other” column includes corporate related items not allocated to reportable segments, including stock-based compensation expense. Other identifiable assets consist primarily of cash, certain other assets, corporate property and equipment, including restaurant information systems expenditures, goodwill and deferred income taxes.

CARROLS CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands of dollars, except share and per share amounts)

Three Months Ended	Pollo Tropical	Taco Cabana	Burger King	Other	Consolidated
March 31, 2010:
Total revenues	$45,493	$62,032	$87,619	$—	$195,144
Cost of sales	14,693	18,555	25,950	—	59,198
Restaurant wages and related expenses	11,589	19,350	28,181	14	59,134
General and administrative expenses (1)	2,806	2,770	6,540	379	12,495
Depreciation and amortization	1,930	2,277	3,472	443	8,122
Segment EBITDA	6,729	6,761	3,786
Capital expenditures, including acquisitions	801	1,290	3,297	392	5,780

March 31, 2009:
Total revenues	$44,138	$62,714	$94,491	$—	$201,343
Cost of sales	14,644	18,359	25,270	—	58,273
Restaurant wages and related expenses	10,896	18,195	29,500	52	58,643
General and administrative expenses (1)	2,345	2,956	7,620	295	13,216
Depreciation and amortization	1,952	2,234	3,345	339	7,870
Segment EBITDA	6,467	8,206	7,028
Capital expenditures, including acquisitions	855	3,786	2,626	698	7,965

Identifiable Assets:
At March 31, 2010	$51,539	$63,939	$147,196	$172,362	$435,036
At December 31, 2009	52,802	67,342	146,679	173,154	439,977

(1)	For the Pollo Tropical and Taco Cabana segments, such amounts include general and administrative expenses related directly to each segment. For the Burger King segment such amounts include general and administrative expenses related directly to the Burger King segment as well as expenses associated with administrative support to all of the Company’s segments including executive management, information systems and certain accounting, legal and other administrative functions.

A reconciliation of segment EBITDA to consolidated net income is as follows:

	Three Months Ended March 31,
	2010	2009
Segment EBITDA:
Pollo Tropical	$6,729	$6,467
Taco Cabana	6,761	8,206
Burger King	3,786	7,028

Less:
Depreciation and amortization	8,122	7,870
Impairment and other lease charges	270	291
Interest expense	4,743	5,151
Provision for income taxes	1,432	3,014
Stock-based compensation expense	393	347

Net income	$2,316	$5,028

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

(in thousands of dollars, except share and per share amounts)

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

12. Comprehensive income

The items that currently impact the Company’s other comprehensive income are changes in the postretirement benefit obligations, net of tax.

	Three months ended March 31,
	2010	2009
Net income	$2,316	$5,028
Change in postretirement benefit obligation, net of tax	10	—

Comprehensive income	$2,326	$5,028

13. Recent Accounting Developments

There are currently no recent accounting pronouncements which had or are expected to have a material impact on the Company’s consolidated financial statements as of the date of this report.

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

T.C. Management, Inc.

TC Lease Holdings III, V and VI, Inc.

CARROLS CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands of dollars, except share and per share amounts)

Get Real, Inc.

Texas Taco Cabana, L.P.

TPAQ Holding Corporation

The following supplemental financial information sets forth on a consolidating basis, balance sheets as of March 31, 2010 and December 31, 2009 for the Parent Company only, Guarantor Subsidiaries and for the Company and the related statements of operations for the three months ended March 31, 2010 and 2009, and cash flows for the three months ended March 31, 2010 and 2009.

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

CARROLS CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONSOLIDATING BALANCE SHEET

March 31, 2010

(In thousands of dollars)

(Unaudited)

	Parent Company Only	Guarantor Subsidiaries	Eliminations	Consolidated Total
ASSETS
Current assets:
Cash and cash equivalents	$238	$3,733	$—	$3,971
Trade and other receivables	(3)	5,864	—	5,861
Inventories	—	5,629	—	5,629
Prepaid rent	4	3,966	—	3,970
Prepaid expenses and other current assets	1,193	4,652	—	5,845
Deferred income taxes	88	4,746	—	4,834

Total current assets	1,520	28,590	—	30,110

Property and equipment, net	12,214	264,684	(87,206)	189,692
Franchise rights, net	—	72,874	—	72,874
Goodwill	—	124,934	—	124,934
Intangible assets, net	—	509	—	509
Franchise fees, net	—	5,862	—	5,862
Intercompany receivable (payable)	131,663	(161,573)	29,910	—
Investment in subsidiaries	167,744	—	(167,744)	—
Deferred income taxes	2,460	2,935	(3,440)	1,955
Other assets	4,281	7,113	(2,294)	9,100

Total assets	$319,882	$345,928	$(230,774)	$435,036

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Current portion of long-term debt	$11,883	$77	$—	$11,960
Accounts payable	1,343	11,781	—	13,124
Accrued interest	3,172	—	—	3,172
Accrued payroll, related taxes and benefits	(712)	16,988	—	16,276
Accrued income taxes payable	1,629	—	—	1,629
Accrued real estate taxes	—	2,143	—	2,143
Other liabilities	220	10,649	—	10,869

Total current liabilities	17,535	41,638	—	59,173

Long-term debt, net of current portion	264,323	1,094	—	265,417
Lease financing obligations	—	129,687	(119,674)	10,013
Deferred income—sale-leaseback of real estate	—	24,134	18,126	42,260
Accrued postretirement benefits	1,837	—	—	1,837
Other liabilities	2,003	18,699	1,450	22,152

Total liabilities	285,698	215,252	(100,098)	400,852
Stockholder’s equity	34,184	130,676	(130,676)	34,184

Total liabilities and stockholder’s equity	$319,882	$345,928	$(230,774)	$435,036

CARROLS CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONSOLIDATING BALANCE SHEET

December 31, 2009

(In thousands of dollars)

(Unaudited)

	Parent Company Only	Guarantor Subsidiaries	Eliminations	Consolidated Total
ASSETS
Current assets:
Cash and cash equivalents	$34	$4,368	$—	$4,402
Trade and other receivables	(827)	6,798	—	5,971
Refundable income taxes	1,185	—	—	1,185
Inventories	—	5,935	—	5,935
Prepaid rent	3	3,925	—	3,928
Prepaid expenses and other current assets	1,106	3,729	—	4,835
Deferred income taxes	88	4,746	—	4,834

Total current assets	1,589	29,501	—	31,090

Property and equipment, net	9,356	268,774	(85,406)	192,724
Franchise rights, net	—	73,674	—	73,674
Goodwill	—	124,934	—	124,934
Intangible assets, net	—	543	—	543
Franchise agreements, net	—	5,924	—	5,924
Intercompany receivable (payable)	139,010	(168,649)	29,639	—
Investment in subsidiaries	163,791	—	(163,791)	—
Deferred income taxes	2,460	2,594	(3,119)	1,935
Other assets	4,510	6,887	(2,244)	9,153

Total assets	$320,716	$344,182	$(224,921)	$439,977

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Current portion of long-term debt	$12,906	$79	$—	$12,985
Accounts payable	3,735	12,248	—	15,983
Accrued interest	6,880	—	—	6,880
Accrued payroll, related taxes and benefits	1,889	19,565	—	21,454
Accrued real estate taxes	—	4,780	—	4,780
Other liabilities	255	8,806	—	9,061

Total current liabilities	25,665	45,478	—	71,143

Long-term debt, net of current portion	258,994	1,114	—	260,108
Lease financing obligations	—	127,156	(117,157)	9,999
Deferred income—sale-leaseback of real estate	—	24,611	18,477	43,088
Accrued postretirement benefits	1,914	—	—	1,914
Other liabilities	2,689	18,271	1,311	22,271

Total liabilities	289,262	216,630	(97,369)	408,523

Stockholder’s equity	31,454	127,552	(127,552)	31,454

Total liabilities and stockholder’s equity	$320,716	$344,182	$(224,921)	$439,977

CARROLS CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONSOLIDATING STATEMENT OF OPERATIONS

Three Months Ended March 31, 2010

(In thousands of dollars)

(Unaudited)

	Parent Company Only	Guarantor Subsidiaries	Eliminations	Consolidated Total
Revenues:
Restaurant sales	$—	$194,667	$—	$194,667
Franchise royalty revenues and fees	—	477	—	477

Total revenues	—	195,144	—	195,144

Costs and expenses:
Cost of sales	—	59,198	—	59,198
Restaurant wages and related expenses (including stock based compensation expense of $14)	—	59,134	—	59,134
Restaurant rent expense	—	10,047	2,309	12,356
Other restaurant operating expenses	—	28,232	—	28,232
Advertising expense	—	6,846	—	6,846
General and administrative (including stock based compensation expense of $379)	2,215	10,280	—	12,495
Depreciation and amortization	—	8,642	(520)	8,122
Impairment and other lease charges	—	270	—	270

Total operating expenses	2,215	182,649	1,789	186,653

Income (loss) from operations	(2,215)	12,495	(1,789)	8,491
Interest expense	4,456	2,959	(2,672)	4,743
Intercompany interest allocations	(4,556)	4,556	—	—

Income (loss) before income taxes	(2,115)	4,980	883	3,748
Provision for income taxes	(716)	1,815	333	1,432
Equity income from subsidiaries	3,715	—	(3,715)	—

Net income	$2,316	$3,165	$(3,165)	$2,316

CARROLS CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONSOLIDATING STATEMENT OF OPERATIONS

Three Months Ended March 31, 2009

(In thousands of dollars)

(Unaudited)

	Parent Company Only	Guarantor Subsidiaries	Eliminations	Consolidated Total
Revenues:
Restaurant sales	$—	$200,989	$—	$200,989
Franchise royalty revenues and fees	—	354	—	354

Total revenues	—	201,343	—	201,343

Costs and expenses:
Cost of sales	—	58,273	—	58,273
Restaurant wages and related expenses (including stock based compensation expense of $52)	—	58,643	—	58,643
Restaurant rent expense	—	10,280	2,152	12,432
Other restaurant operating expenses	—	29,414	—	29,414
Advertising expense	—	8,011	—	8,011
General and administrative (including stock based compensation expense of $295)	2,522	10,694	—	13,216
Depreciation and amortization	—	8,342	(472)	7,870
Impairment and other lease charges	—	291	—	291

Total operating expenses	2,522	183,948	1,680	188,150

Income (loss) from operations	(2,522)	17,395	(1,680)	13,193
Interest expense	4,738	2,865	(2,452)	5,151
Intercompany interest allocations	(4,468)	4,468	—	—

Income (loss) before income taxes	(2,792)	10,062	772	8,042
Provision for income taxes	(1,029)	3,779	264	3,014
Equity income from subsidiaries	6,791	—	(6,791)	—

Net income	$5,028	$6,283	$(6,283)	$5,028

CARROLS CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONSOLIDATING STATEMENT OF CASH FLOWS

Three Months Ended March 31, 2010

(In thousands of dollars)

(Unaudited)

	Parent Company Only	Guarantor Subsidiaries	Eliminations	Consolidated Total
Cash flows provided from (used for) operating activities:
Net income	$2,316	$3,165	$(3,165)	$2,316

Adjustments to reconcile net income to net cash provided from (used for) operating activities:
Loss on disposals of property and equipment	—	64	—	64
Stock-based compensation expense	265	128	—	393
Impairment and other lease charges	—	270	—	270
Depreciation and amortization	—	8,642	(520)	8,122
Amortization of deferred financing costs	235	64	(60)	239
Amortization of deferred gains from sale-leaseback transactions	—	(444)	(386)	(830)
Accretion of interest on lease financing obligations	—	103	(89)	14
Deferred income taxes	—	(359)	339	(20)
Accrued income taxes	2,814	—	—	2,814
Changes in other operating assets and liabilities	(9,381)	(8,006)	3,881	(13,506)

Net cash provided from (used for) operating activities	(3,751)	3,627	—	(124)

Cash flows used for investing activities:

Capital expenditures:
New restaurant development	—	(1,192)	—	(1,192)
Restaurant remodeling	—	(1,993)	—	(1,993)
Other restaurant capital expenditures	—	(2,203)	—	(2,203)
Corporate and restaurant information systems	(362)	(30)	—	(392)

Total capital expenditures	(362)	(5,418)	—	(5,780)
Properties purchased for sale-leaseback	—	(1,141)	—	(1,141)
Proceeds from sale-leaseback transactions	—	—	2,319	2,319

Net cash used for investing activities	(362)	(6,559)	2,319	(4,602)

Cash flows provided from financing activities:
Borrowings on revolving credit facility	41,700	—	—	41,700
Repayments on revolving credit facility	(33,400)	—	—	(33,400)
Principal pre-payments on term loans	(1,023)			(1,023)
Scheduled principal payments on term loans	(2,971)	—	—	(2,971)
Principal payments on capital leases	—	(22)	—	(22)
Proceeds from lease financing obligations	—	2,429	(2,429)	—
Financing costs associated with issuance of lease financing obligations	—	(110)	110	—
Proceeds from stock option exercises	11	—	—	11

Net cash provided from financing activities	4,317	2,297	(2,319)	4,295

Net increase (decrease) in cash and cash equivalents	204	(635)	—	(431)
Cash and cash equivalents, beginning of period	34	4,368	—	4,402

Cash and cash equivalents, end of period	$238	$3,733	$—	$3,971

CARROLS CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONSOLIDATING STATEMENT OF CASH FLOWS

Three Months Ended March 31, 2009

(In thousands of dollars)

(Unaudited)

	Parent Company Only	Guarantor Subsidiaries	Eliminations	Consolidated Total
Cash flows provided from operating activities:
Net income	$5,028	$6,283	$(6,283)	$5,028

Adjustments to reconcile net income to net cash provided from operating activities:
Loss on disposals of property and equipment	—	54	—	54
Stock-based compensation expense	83	264	—	347
Impairment and other lease charges	—	291	—	291
Depreciation and amortization	—	8,342	(472)	7,870
Amortization of deferred financing costs	239	71	(65)	245
Amortization of unearned purchase discounts	—	(539)	—	(539)
Amortization of deferred gains from sale-leaseback transactions	—	(471)	(301)	(772)
Accretion of interest on lease financing obligations	—	9	—	9
Deferred income taxes	—	457	303	760
Accrued income taxes	324	—	—	324
Changes in other operating assets and liabilities	484	(8,584)	6,818	(1,282)

Net cash provided from operating activities	6,158	6,177	—	12,335

Cash flows used for investing activities:

Capital expenditures:
New restaurant development	—	(3,834)	—	(3,834)
Restaurant remodeling	—	(2,340)	—	(2,340)
Other restaurant capital expenditures	—	(1,093)	—	(1,093)
Corporate and restaurant information systems	(116)	(582)	—	(698)

Total capital expenditures	(116)	(7,849)	—	(7,965)
Proceeds from sale-leaseback transactions	—	—	1,943	1,943
Proceeds from sales of other properties	—	249	—	249

Net cash used for investing activities	(116)	(7,600)	1,943	(5,773)

Cash flows provided from (used for) financing activities:
Borrowings on revolving credit facility	21,900	—	—	21,900
Repayments on revolving credit facility	(26,800)	—	—	(26,800)
Scheduled principal payments on term loans	(1,500)	—	—	(1,500)
Principal payments on capital leases	—	(23)	—	(23)
Proceeds from lease financing obligations	—	2,025	(2,025)	—
Financing costs associated with issuance of lease financing obligations	—	(82)	82	—

Net cash provided from (used for) financing activities	(6,400)	1,920	(1,943)	(6,423)

Net increase (decrease) in cash and cash equivalents	(358)	497	—	139
Cash and cash equivalents, beginning of period	361	3,038	—	3,399

Cash and cash equivalents, end of period	$3	$3,535	$—	$3,538

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

We use a 52-53 week fiscal year ending on the Sunday closest to December 31. All references herein to the fiscal years ended January 3, 2010 and December 28, 2008 will be referred to as the fiscal years ended December 31, 2009 and 2008, respectively. Similarly, all references herein to the three months ended April 4, 2010 and March 29, 2009 will be referred to as the three months ended March 31, 2010 and 2009, respectively. The years ended December 31, 2009 and 2008 contained 53 weeks and 52 weeks, respectively, and the three months ended March 31, 2010 and 2009 each contained thirteen weeks.

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

The following MD&A is written to help the reader understand our company. The MD&A is provided as a supplement to, and should be read in conjunction with, the Consolidated Financial Statements and the accompanying financial statement notes of each of Carrols Restaurant Group and Carrols appearing elsewhere in this report and our Annual Report on Form 10-K for the year ended December 31, 2009. The overview provides our perspective on the individual sections of MD&A, which include the following:

Company Overview—a general description of our business and our key financial measures.

Recent and Future Events Affecting Our Results of Operations—a description of recent events that affect and future events that may affect, our results of operations.

Executive Summary—an executive review of our performance for the three months ended March 31, 2010.

Results of Operations— an analysis of our results of operations for the three months ended March 31, 2010 compared to the three months ended March 31, 2009, including a review of material items and known trends and uncertainties.

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

Company Overview

We are one of the largest restaurant companies in the United States operating three restaurant brands in the quick-casual and quick-service restaurant segments with 558 restaurants located in 17 states as of April 4, 2010. We have been operating restaurants for more than 45 years. We own and operate two Hispanic restaurant brands, Pollo Tropical and Taco Cabana (together referred to by us as our Hispanic Brands), which we acquired in 1998 and 2000, respectively. We are also the largest Burger King franchisee, based on the number of restaurants, and have operated Burger King restaurants since 1976. As of April 4, 2010, our company-owned restaurants included 91 Pollo Tropical restaurants and 156 Taco Cabana restaurants, and we operated 311 Burger King restaurants under franchise agreements. We also franchise our Hispanic Brand restaurants with 33 franchised restaurants as of April 4, 2010 located in the United States, Puerto Rico, Ecuador, Honduras, Trinidad and the Bahamas. We believe that the diversification and strength of our restaurant brands as well as the geographic dispersion of our restaurants provide us with stability and enhanced growth opportunities. For the three months ended March 31, 2010 and 2009, we had total revenues of $195.1 million and $201.3 million, respectively, and net income of $2.3 million and $5.0 million, respectively.

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

•	Restaurant rent expense includes base rent and contingent rent on our leases characterized as operating leases, reduced by the amortization of gains on sale-leaseback transactions.

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

•

Interest expense consists primarily of interest expense associated with Carrols’ 9% Senior Subordinated Notes due 2013 (the “Notes”), borrowings under our senior credit facility, amortization of deferred financing costs and imputed interest expense on leases entered into in connection with sale-leaseback transactions which are accounted for as lease financing obligations. Interest expense also includes any gains and losses from the settlement of lease financing obligations. Interest on borrowings under our senior credit facility is generally based on LIBOR plus a current margin of 1.0% or prime as we designate. Consequently, changes in LIBOR rates or prime will impact our interest expense.

Recent and Future Events Affecting our Results of Operations

Future Restaurant Closures

We evaluate the performance of our Burger King restaurants on an ongoing basis including an assessment of the current and future operating results of the restaurant and, in relation to Burger King franchise agreement renewals, the cost of required capital improvements. We may elect to close restaurants based on such evaluation. In 2009, we closed four Burger King restaurants, not including restaurants relocated within the same market area. In the three months ended March 31, 2010, we closed one Burger King restaurant, and we currently anticipate that we will close an additional six Burger King restaurants in 2010, excluding any Burger King restaurants which we may close and relocate.

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

Unearned Purchase Discounts

Unearned purchase discounts are amortized as a reduction of cost of sales either over the life of the supplier contract or the estimated purchase commitment period. In 2000, Burger King Corporation arranged for the Coca-Cola Company and Dr. Pepper/Seven-Up, Inc. to provide funding to franchisees in connection with certain initiatives to upgrade restaurants. We received approximately $20.4 million during 2000 and 2001 under this arrangement with these suppliers. The total amount of these purchase discounts amortized for each of the years ended December 31, 2009 and 2008 was $2.2 million. At December 31, 2009 these purchase discounts were fully amortized, which has resulted in an increase in our cost of sales for the three months ended March 31, 2010 and will also result in an increase in our cost of sales for the year ending December 31, 2010 when compared to 2009.

Executive Summary—Operating Performance for the Three Months Ended March 31, 2010

Total revenues for the three months ended March 31, 2010 decreased to $195.1 million from $201.3 million in the three months ended March 31, 2009. Revenues from our Hispanic Brand restaurants increased to $107.5 million from $106.9 million in the prior year and revenues from our Burger King restaurants decreased $6.9 million to $87.6 million from $94.5 million in the prior year. Comparable restaurant sales in the first quarter of 2010 increased 3.7% at our Pollo Tropical restaurants, decreased 2.0% at our Taco Cabana restaurants and decreased 6.4% at our Burger King restaurants. Comparable restaurant sales at our Taco Cabana and Burger King restaurants were negatively impacted in the first quarter of 2010 by a decline in the average check, as well as inclement weather compared to the first quarter of 2009.

Restaurant operating margins were negatively impacted in the first quarter of 2010 by higher food costs, which increased 1.4% as a percentage of total restaurant sales compared to the first quarter of 2009. This was primarily a result of higher commodity prices at our Burger King restaurants and promotional activity at our Burger King and Taco Cabana restaurants. As a percentage of total restaurant sales, restaurant wages and related expenses increased to 30.4% in the first quarter of 2010 from 29.2% in the first quarter of 2009 due to higher workers compensation claims costs and to a lesser extent the effect of fixed labor costs on lower sales volumes. These factors were somewhat mitigated due to improvements in labor productivity and reduced employee turnover.

Operating results were favorably impacted by lower utility costs which, as a percentage of total restaurant sales, decreased to 3.6% in the first quarter of 2010 from 4.1% in 2009, and also from lower advertising expenditures due to the timing of promotions for our Taco Cabana restaurants and lower Burger King restaurant sales in the first quarter of 2010. Repair and maintenance expenses were $0.3 million higher in the first quarter of 2010 compared to the first quarter of 2009, or 0.3% of total restaurant sales, due primarily to our efforts in 2010 to reimage certain of our Pollo Tropical restaurants.

General and administrative expenses decreased to $12.5 million in the first quarter of 2010 compared to $13.2 million in the first quarter of 2009 primarily as a result of lower bonus accruals. As a percentage of total restaurant sales, general and administrative expenses decreased to 6.4% in the first quarter of 2010 from 6.6% in the first quarter of 2009.

Interest expense decreased $0.4 million to $4.7 million in the first quarter of 2010 due to a reduction in our total indebtedness of $28.8 million since the beginning of the first quarter of 2009 and, to a lesser extent, lower effective interest rates in 2010 on our LIBOR based borrowings under our senior credit facility.

Our effective income tax rate, including discrete tax items, was 38.2% in the first quarter of 2010 compared to 37.5% in the first quarter of 2009. Discrete tax adjustments increased income tax expense by $46,000 in the first three months of 2010. There were no discrete tax adjustments in the first quarter of 2009.

As a result of the above, our net income decreased $2.7 million to $2.3 million in the first quarter of 2010 from $5.0 million in the first quarter of 2009.

Results of Operations

Three Months Ended March 31, 2010 Compared to Three Months Ended March 31, 2009

The following table sets forth, for the three months ended March 31, 2010 and 2009, selected operating results as a percentage of consolidated restaurant sales:

	2010	2009
Restaurant sales:
Pollo Tropical	23.2%	21.8%
Taco Cabana	31.8%	31.2%
Burger King	45.0%	47.0%

Total restaurant sales	100.0%	100.0%

Costs and expenses:
Cost of sales	30.4%	29.0%
Restaurant wages and related expenses	30.4%	29.2%
Restaurant rent expense	6.3%	6.2%
Other restaurant operating expenses	14.5%	14.6%
Advertising expense	3.5%	4.0%
General and administrative (including stock-based compensation expense)	6.4%	6.6%

Since the beginning of 2009 we have opened one new Pollo Tropical restaurant, four new Taco Cabana restaurants and two new Burger King restaurants, both of which were relocations within their market areas. During the same period we closed five Burger King restaurants, excluding relocations, one Pollo Tropical restaurant and two Taco Cabana restaurants.

Restaurant Sales. Total restaurant sales for the first quarter of 2010 decreased $6.3 million to $194.7 million due primarily to sales decreases at our Burger King restaurants. Restaurant sales at our Hispanic Brand restaurants increased to $107.0 million in the first quarter of 2010 from $106.5 million in the first quarter of 2009.

Pollo Tropical restaurant sales increased $1.2 million to $45.1 million in the first quarter of 2010 due to an increase in comparable restaurant sales of 3.7% from a 7.4% increase in customer traffic. In the first quarter of 2010 the average check at our Pollo Tropical restaurants decreased 3.3% compared to the first quarter of 2009 as a result of the introduction of our new line of wraps and sandwiches and increased promotional discounting.

Taco Cabana restaurant sales decreased $0.7 million to $62.0 million in the first quarter of 2010 due primarily to a 2.0% decrease in comparable restaurant sales from a decrease in average check of 2.9% as a result of new product promotions and increased promotional discounting in the first quarter of 2010. In addition, compared to the first quarter of 2009, inclement weather negatively impacted customer traffic, although customer traffic for the quarter increased 1.2%. The comparable restaurant sales decrease was partially offset by the opening of four new Taco Cabana restaurants since the beginning of the first quarter of 2009 which contributed $0.9 million of additional sales in the first quarter of 2010 compared to the first quarter of 2009.

Burger King restaurant sales decreased $6.9 million to $87.6 million in the first quarter of 2010 due to a decrease in comparable restaurant sales of 6.4%. The average check for our Burger King restaurants decreased 7.8% as a result of an increase in sales of value menu items including the $1 double cheeseburger, which also contributed to a customer traffic increase of 1.8%. Sales also decreased as a result of the closure, excluding relocated restaurants, of five Burger King restaurants since the beginning of the first quarter of 2009.

Operating Costs and Expenses. Cost of sales, as a percentage of total restaurant sales, increased to 30.4% in the first quarter of 2010 from 29.0% in the first quarter of 2009. Pollo Tropical cost of sales, as a percentage of Pollo Tropical restaurant sales, decreased to 32.6% in the first quarter of 2010 from 33.4% in the first quarter of 2009 due primarily to lower commodity prices including lower chicken prices (0.4% of Pollo Tropical sales), increased food and paper controls and higher vendor rebates. Taco Cabana cost of sales, as a percentage of Taco Cabana restaurant sales, increased to 29.9% in the first quarter of 2010 from 29.3% in the first quarter of 2009 due primarily to increased promotional discounting (0.3% of Taco Cabana sales) and lower margins on menu item promotions in 2010 (0.4% of Taco Cabana sales). Burger King cost of sales, as a percentage of Burger King restaurant sales, increased to 29.6% in the first quarter of 2010 from 26.7% in the first quarter of 2009 due primarily to higher beef commodity prices (0.8% of Burger King sales), an increase in sales from lower margin menu items, including the $1 double cheeseburger, (1.6% of Burger King sales) and from the lower amortization of deferred purchase discounts on Coke products, partially offset by the effect of menu price increases taken in late 2009 and a 0.7% price increase taken in the beginning of the first quarter of 2010 (0.4% of Burger King sales).

Restaurant wages and related expenses, as a percentage of total restaurant sales, increased to 30.4% in the first quarter of 2010 from 29.2% in the first quarter of 2009. Pollo Tropical restaurant wages and related expenses, as a percentage of Pollo Tropical restaurant sales, increased to 25.7% in the first quarter of 2010 from 24.8% in the first quarter of 2009 due primarily to significantly higher workers compensation claim costs (1.1% of Pollo Tropical sales). Taco Cabana restaurant wages and related expenses, as a percentage of Taco Cabana restaurant sales, increased to 31.2% in the first quarter of 2010 from 29.0% in the first quarter of 2009 due primarily to higher medical insurance claim costs (0.7% of Taco Cabana sales) and higher workers compensation claim costs (0.4% of Taco Cabana sales). Burger King restaurant wages and related expenses, as a percentage of Burger King restaurant sales, increased to 32.2% in the first quarter of 2010 from 31.3% in the first quarter of 2009 due primarily to the effect of lower sales volumes on fixed labor costs.

Restaurant rent expense, as a percentage of total restaurant sales, increased slightly to 6.3% in the first quarter of 2010 from 6.2% in the first quarter of 2009 due primarily to the impact of fixed rental costs on lower sales volumes at our Burger King restaurants.

Other restaurant operating expenses, as a percentage of total restaurant sales, decreased slightly to 14.5% in the first quarter of 2010 from 14.6% in the first quarter of 2009. Pollo Tropical other restaurant operating expenses, as a percentage of Pollo Tropical restaurant sales, decreased to 13.1% in the first quarter of 2010 from 13.9% in the first quarter of 2009 due primarily to lower utility costs (1.0% of Pollo Tropical sales) and lower restaurant opening costs, partially offset by higher repair and maintenance expenses (0.5% of Pollo Tropical sales). Taco Cabana other restaurant operating expenses, as a percentage of Taco Cabana restaurant sales, increased to 14.1% in the first quarter of 2010 from 13.5% in the first quarter of 2009 due primarily to higher repair and maintenance expenses (0.2% of Taco Cabana sales), higher credit card fees and the effect of lower sales volumes on fixed operating costs. Burger King other restaurant operating expenses, as a percentage of Burger King restaurant sales, decreased to 15.5% in the first quarter of 2010 from 15.7% in the first quarter of 2009 due primarily to lower utility costs (0.5% of Burger King sales) partially offset by the effect of lower sales volumes on fixed labor costs.

Advertising expense, as a percentage of total restaurant sales, decreased to 3.5% in the first quarter of 2010 from 4.0% in the first quarter of 2009. Pollo Tropical advertising expense, as a percentage of Pollo Tropical restaurant sales, decreased slightly to 2.9% in the first quarter of 2010 from 3.0% in the first quarter of 2009. For all of 2010 our Pollo Tropical advertising costs are currently expected to be approximately 2.5% to 2.7% of Pollo Tropical restaurant sales, but there can be no assurance in this regard. Taco Cabana advertising expense, as a percentage of Taco Cabana restaurant sales, decreased to 3.2% in the first quarter of 2010 from 4.2% in the first quarter of 2009 due primarily to the timing of promotions. For all of 2010 our Taco Cabana advertising costs are currently expected to be approximately 4.0% to 4.2% of Taco Cabana restaurant sales, but there can be no assurance in this regard. Burger King advertising expense, as a percentage of Burger King restaurant sales, decreased to 4.1% in the first quarter of 2010 from 4.3% in the first quarter of 2009 due to decreased promotional activities in certain of our Burger King markets. For all of 2010 our Burger King advertising costs are currently expected to be approximately 4.0% to 4.2% of our Burger King restaurant sales, but there can be no assurance in this regard.

General and administrative expenses decreased in the first quarter of 2010 to $12.5 million from $13.2 million in the first quarter of 2009 and, as a percentage of total restaurant sales, decreased to 6.4% from 6.6% in the first quarter of 2009 due primarily to lower administrative bonus accruals of approximately $1.1 million in the first quarter of 2010.

Segment EBITDA. As a result of the factors above, Segment EBITDA for our Pollo Tropical restaurants increased to $6.7 million in the first quarter of 2010 from $6.5 million in the first quarter of 2009. Segment EBITDA for our Taco Cabana restaurants decreased to $6.8 million in the first quarter of 2010 from $8.2 million in the first quarter of 2009. Segment EBITDA for our Burger King restaurants decreased to $3.8 million in the first quarter of 2010 from $7.0 million in the first quarter of 2009.

Depreciation and Amortization. Depreciation and amortization expense increased to $8.1 million in the first quarter of 2010 from $7.9 million in the first quarter of 2009 due primarily to expenditures made in the latter half of 2009 for new broilers at our Burger King restaurants and new point-of-sale systems at our Pollo Tropical restaurants.

Impairment and Other Lease Charges. Impairment and other lease charges were $0.3 million in the first quarter of 2010 due primarily to a charge of $0.2 million related to a non-operating Taco Cabana property attributable to a reduction of estimated cost recoveries from subletting the property through the end of the remaining lease term. Impairment and other lease charges in the first quarter of 2009 included lease related charges of $0.3 million associated with the closure of an underperforming Pollo Tropical restaurant.

Interest Expense. Total interest expense decreased $0.4 million to $4.7 million in the first quarter of 2010 due to a reduction in our total outstanding indebtedness of $28.8 million since the beginning of the first quarter of 2009 and, to a lesser extent, lower effective interest rates on our LIBOR based borrowings under our senior credit facility. The weighted average interest rate on our long-term debt, excluding lease financing obligations, for the first quarter of 2010 was 5.9% compared to 5.8% in the first quarter of 2009. Interest expense on lease financing obligations decreased to $0.3 million in the first quarter of 2010 from $0.4 million in the first quarter of 2009 due to a reduction in lease financing obligations of $4.8 million since the beginning of the first quarter of 2009.

Provision for Income Taxes. The provision for income taxes for the first quarter of 2010 was derived using an estimated effective annual income tax rate for the year ending December 31, 2010 of 37.0%. Discrete tax adjustments increased the provision for income taxes by $46,000 in the first quarter of 2010 and resulted in an overall tax rate of 38.2%. The provision for income taxes for the first quarter of 2009 was derived using an estimated effective annual income tax rate for the year ending December 31, 2009 of 37.5%. There were no discrete tax adjustments in the first quarter of 2009.

Net Income. As a result of the foregoing, net income was $2.3 million in the first quarter of 2010 compared to $5.0 million in the first quarter of 2009.

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

Operating Activities. Net cash used for operating activities for the three months ended March 31, 2010 was $0.1 million as reductions in the components of working capital, primarily from the timing of vendor payments and lower bonus accruals, offset net income of $2.3 million adjusted for non-cash items including depreciation and amortization of $8.1 million. Net cash provided from operating activities for the three months ended March 31, 2009 was $12.3 million and resulted primarily from net income of $5.0 million, adjusted for non-cash items including depreciation and amortization expense of $7.9 million

Investing Activities. Net cash used for investing activities in the first quarter of 2010 and 2009 was $4.6 million and $5.8 million, respectively. Capital expenditures are the largest component of our investing activities and include: (1) new restaurant development, which may include the purchase of real estate; (2) restaurant remodeling, which includes the renovation or rebuilding of the interior and exterior of our existing restaurants, including expenditures associated with Burger King franchise renewals; (3) other restaurant capital expenditures, which include capital maintenance expenditures for the ongoing reinvestment and enhancement of our restaurants; and (4) corporate and restaurant information systems, including expenditures in 2009 for new point-of-sale systems for all of our Pollo Tropical restaurants.

The following table sets forth our capital expenditures for the periods presented (in thousands):

	Pollo Tropical	Taco Cabana	Burger King	Other	Consolidated
Three months ended March 31, 2010:
New restaurant development	$—	$89	$1,103	$—	$1,192
Restaurant remodeling	243	514	1,236	—	1,993
Other restaurant capital expenditures (1)	558	687	958	—	2,203
Corporate and restaurant information systems	—	—	—	392	392

Total capital expenditures	$801	$1,290	$3,297	$392	$5,780

Number of new restaurant openings	—	—	—		—

Three months ended March 31, 2009:
New restaurant development	$483	$2,479	$872	$—	$3,834
Restaurant remodeling	168	893	1,279	—	2,340
Other restaurant capital expenditures (1)	204	414	475	—	1,093
Corporate and restaurant information systems	—	—	—	698	698

Total capital expenditures	$855	$3,786	$2,626	$698	$7,965

Number of new restaurant openings (2)	—	1	1		2

1)	Excludes restaurant repair and maintenance expenses included in other restaurant operating expenses in our consolidated financial statements. For the three months ended March 31, 2010 and 2009, total restaurant repair and maintenance expenses were approximately $4.4 million and $4.1 million, respectively.
2)	Includes Burger King restaurants which were relocated in the same market area under a new franchise agreement.

For all of 2010, we anticipate that total capital expenditures will range from $40 million to $45 million, although the actual amount of capital expenditures may differ from these estimates. These capital expenditures are expected to include approximately $15 million to $17 million for the development of new restaurants including the purchase of related real estate. In 2010 we anticipate opening four to five new Hispanic Brand restaurants and one Burger King restaurant, which will be a relocation of an existing restaurant within its current market area. Capital expenditures in 2010 also are expected to include expenditures of approximately $24 million to $27 million for the ongoing reinvestment in our three restaurant concepts for remodeling costs and capital maintenance expenditures.

Investing activities also include sale-leaseback transactions related to our restaurant properties, the proceeds from which were $2.3 million and $1.9 million in the first quarter of 2010 and 2009, respectively. In the first quarter of 2009 we also sold one non-operating restaurant property for net proceeds of $0.2 million. The net proceeds from these sales were used to reduce outstanding borrowings under our senior credit facility. In the first quarter of 2010 we purchased one of our restaurant properties for $1.1 million which will be sold in a sale-leaseback transaction.

Financing Activities. Net cash provided from financing activities in the first quarter of 2010 was $4.3 million due to net revolver borrowings of $8.3 million offset by principal payments on our term loan under our senior credit facility of $4.0 million. Net cash used for financing activities in the first quarter of 2009 was $6.4 million and included net repayments of our revolving credit borrowings of $4.9 million.

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

Both term loan and revolving credit borrowings under the senior credit facility bear interest at a per annum rate, at our option, of either:

1) the applicable margin ranging from 0% to 0.25% based on our senior leverage ratio (as defined in the senior credit facility) plus the greater of (i) the prime rate or (ii) the federal funds rate for that day plus 0.5%; or

2) Adjusted LIBOR plus the applicable margin percentage in effect ranging from 1.0% to 1.5% based on our senior leverage ratio. At March 31, 2010 the LIBOR margin percentage was 1.0%.

During the three months ended March 31, 2010, we made a required prepayment of approximately $1.0 million based on 25% of Carrols’ Excess Cash Flow, as defined, for the year ended December 31, 2009. At April 4, 2010, outstanding term loan borrowings under the senior credit facility were $101.0 million with the remaining balance due and payable as follows:

1)	four quarterly installments of approximately $3.0 million beginning on June 30, 2010;

2)	four quarterly installments of approximately $4.5 million beginning on June 30, 2011; and

3)	four quarterly installments of approximately $17.8 million beginning on June 30, 2012.

Under our senior credit facility, we are also required to make mandatory prepayments of principal on term loan borrowings (a) annually in an amount up to 50% of Excess Cash Flow depending upon our Total Leverage Ratio (as such terms are defined in the senior credit facility), (b) in the event of certain dispositions of assets (all subject to certain exceptions) and insurance proceeds, in an amount equal to 100% of the net proceeds received by us therefrom, and (c) in an amount equal to 100% of the net proceeds from any subsequent issuance of debt. The senior credit facility contains customary default provisions as provided therein, including without limitation, a cross default provision pursuant to which it is an event of default under the senior credit facility if there is a default in the payment of any principal of or interest on any indebtedness of Carrols having an outstanding principal amount of at least $2.5 million (excluding lease financing obligations but which would include the Indenture governing the Notes) or any event or condition which results in the acceleration of such indebtedness prior to its stated maturity.

In general, obligations under the senior credit facility are guaranteed by us and all of Carrols’ material subsidiaries and are collateralized by a pledge of Carrols’ common stock and the stock of each of Carrols’ material subsidiaries. The senior credit facility contains certain covenants, including, without limitation, those limiting our ability to incur indebtedness, incur liens, sell or acquire assets or businesses, change the nature of our business, engage in transactions with related parties, make certain investments or pay dividends. In addition, we are required to meet certain financial ratios, including fixed charge coverage, senior leverage, and total leverage ratios (all as defined under the senior credit facility). We were in compliance as of April 4, 2010 with the covenants in the senior credit facility. At April 4, 2010, Carrols fixed charge coverage ratio was 1.43 to 1.00 compared to the minimum required fixed charge ratio of 1.20 to 1.00, Carrols senior leverage ratio was 1.44 to 1.00 compared to the allowed senior leverage ratio of 2.00 to 1.00, and Carrols total leverage ratio was 3.39 to 1.00 compared to the allowed total leverage ratio of 4.00 to 1.00.

Notes. On December 15, 2004 Carrols issued $180.0 million of Notes. The Notes bear interest at a rate of 9% payable semi-annually on January 15 and July 15 and mature on January 15, 2013. The Notes are redeemable at the option of Carrols in whole or in part at a price of 102.25% of the principal amount if redeemed before January 15, 2011 and at 100% of the principal amount after January 15, 2011.

The Notes are unsecured and guaranteed by Carrols’ material subsidiaries. Restrictive covenants under the Notes include limitations with respect to, among other things, Carrols’ and its material subsidiaries’ ability to incur additional debt, incur liens, sell or acquire assets or businesses, pay dividends and make certain investments. The Indenture governing the Notes contains customary default provisions as provided therein, including without limitation, a cross default provision pursuant to which it is an event of default under the Notes and the Indenture if there is a default under any indebtedness of Carrols having an outstanding principal amount of $20 million or more (which would include the senior credit facility) if such default results in the acceleration of such indebtedness prior to its stated maturity or is caused by a failure to pay principal when due. Carrols was in compliance as of April 4, 2010 with the restrictive covenants in the Indenture governing the Notes.

Indebtedness. At April 4, 2010, we had total debt outstanding of $287.4 million comprised of $165.0 million of Notes, term loan borrowings of $101.0 million under the senior credit facility, borrowings of $10.2 million under the revolving credit facility, lease financing obligations of $10.0 million and capital lease obligations of $1.2 million. After reserving $14.5 million for letters of credit guaranteed by our senior credit facility, $40.3 million was available for borrowings under the revolving credit facility at April 4, 2010.

Contractual Obligations

A table of our contractual obligations as of December 31, 2009 was included in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2009. There have been no significant changes to our contractual obligations during the three months ended March 31, 2010.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements other than our operating leases, which are primarily for our restaurant properties and not recorded on our consolidated balance sheet.

Application of Critical Accounting Policies

Our unaudited interim consolidated financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America. Preparing consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. These estimates and assumptions are affected by the application of our accounting policies. Our significant accounting policies are described in the “Significant Accounting Policies” footnote in the notes to our Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2009. Critical accounting estimates are those that require application of management’s most difficult, subjective or complex judgments, often as a result of matters that are inherently uncertain and may change in subsequent periods. There have been no material changes affecting our critical accounting policies previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

Effects of New Accounting Standards

There are currently no recent accounting pronouncements that which had, or are expected to have, a material impact on our consolidated financial statements as of the date of this report.

Forward Looking Statements

This Quarterly Report on Form 10-Q contains statements which constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Statements that are predictive in nature or that depend upon or refer to future events or conditions are forward-looking statements. These statements are often identified by the words “may,” “might,” “will,” “should,” “anticipate,” “believe,” “expect,” “intend,” “estimate,” “hope”, “plan” or similar expressions. In addition, expressions of our strategies, intentions or plans are also forward looking statements. These statements reflect management’s current views with respect to future events and are subject to risks and uncertainties, both known and unknown. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their date. There are important factors that could cause actual results to differ materially from those in forward-looking statements, many of which are beyond our control. Investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those projected or implied in the forward-looking statements. We believe important factors that could cause actual results to differ materially from our expectations include the following, in addition to other risks and uncertainties discussed herein and in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009:

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

Inflation

The inflationary factors that have historically affected our results of operations include increases in food and paper costs, labor and other operating expenses and energy costs. Labor costs in our restaurants are impacted by changes in the Federal and state hourly minimum wage rates as well as changes in payroll related taxes. We typically attempt to offset the effect of inflation, at least in part, through periodic menu price increases and various cost reduction programs. However, no assurance can be given that we will be able to fully offset such inflationary cost increases in the future.

ITEM 3—QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There were no material changes from the information presented in Item 7A included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 with respect to the Company’s market risk sensitive instruments.

A 1% change in interest rates would have resulted in an increase or decrease in interest expense of approximately $0.3 million for the three months ended March 31, 2010.

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

Evaluation of Disclosure Controls and Procedures. We have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report, with the participation of our Chief Executive Officer and Chief Financial Officer, as well as other key members of our management. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of April 4, 2010.

No change occurred in our internal control over financial reporting during the first quarter of 2010 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings

None

Item 1A.	Risk Factors

Part I—Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2009 describes important factors that could cause our actual operating results to differ materially from those indicated or suggested by forward-looking statements made in this Form 10-Q or presented elsewhere by management from time-to-time. There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.	Default Upon Senior Securities

None

Item 4.	Reserved

Item 5.	Other Information

None

Item 6.	Exhibits

(a) The following exhibits are filed as part of this report.

Exhibit No.

10.1	Second Amendment, effective as of January 1, 2009, to Carrols Corporation Retirement Savings Plan.

10.2	First Amendment, dated as of March 24, 2010, to 2006 Stock Incentive Plan.

31.1	Chief Executive Officer’s Certificate Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Carrols Restaurant Group, Inc.

31.2	Chief Financial Officer’s Certificate Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Carrols Restaurant Group, Inc.

31.3	Chief Executive Officer’s Certificate Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Carrols Corporation.

31.4	Chief Financial Officer’s Certificate Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Carrols Corporation.

32.1	Chief Executive Officer’s Certificate Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Carrols Restaurant Group, Inc.

32.2	Chief Financial Officer’s Certificate Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Carrols Restaurant Group, Inc.

32.3	Chief Executive Officer’s Certificate Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Carrols Corporation.

32.4	Chief Financial Officer’s Certificate Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Carrols Corporation.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CARROLS RESTAURANT GROUP, INC.

Date: May 12, 2010	/s/ ALAN VITULI
(Signature)
Alan Vituli Chairman of the Board and Chief Executive Officer

Date: May 12, 2010	/s/ PAUL R. FLANDERS
(Signature)
Paul R. Flanders Vice President – Chief Financial Officer and Treasurer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CARROLS CORPORATION

Date: May 12, 2010	/s/ ALAN VITULI
(Signature)
Alan Vituli Chairman of the Board and Chief Executive Officer

Date: May 12, 2010	/s/ PAUL R. FLANDERS
(Signature)
Paul R. Flanders Vice President – Chief Financial Officer and Treasurer