Form 10-Q
period 2010-07-04
CARROLS CORP; CARROLS RESTAURANT GROUP, INC.
filed 2010-08-12
CIK 17927, 809248

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 4, 2010

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

Indicate by check mark whether either of the registrants are shell companies (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of August 6, 2010, Carrols Restaurant Group, Inc. had 21,623,534 shares of its common stock, $.01 par value, outstanding. As of August 6, 2010, all outstanding equity securities of Carrols Corporation, which consisted of 10 shares of its common stock, were owned by Carrols Restaurant Group, Inc.

CARROLS RESTAURANT GROUP, INC. AND CARROLS CORPORATION

FORM 10-Q

QUARTER ENDED JULY 4, 2010

PART I—FINANCIAL INFORMATION

ITEM 1—INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

CARROLS RESTAURANT GROUP, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(In thousands of dollars, except share and per share amounts)

(Unaudited)

	June 30, 2010	December 31, 2009
ASSETS
Current assets:
Cash and cash equivalents	$3,516	$4,402
Trade and other receivables	5,666	5,971
Inventories	5,193	5,935
Prepaid rent	4,219	3,928
Prepaid expenses and other current assets	5,645	4,835
Refundable income taxes	609	1,185
Deferred income taxes	4,834	4,834

Total current assets	29,682	31,090
Property and equipment, net	190,011	192,724
Franchise rights, net (Note 4)	72,076	73,674
Goodwill (Note 4)	124,934	124,934
Intangible assets, net	476	543
Franchise agreements, at cost less accumulated amortization of $6,050 and $5,854, respectively	5,771	5,924
Deferred income taxes	1,853	1,935
Other assets	8,786	9,153

Total assets	$433,589	$439,977

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt (Note 5)	$13,437	$12,985
Accounts payable	14,627	15,983
Accrued interest	6,883	6,880
Accrued payroll, related taxes and benefits	16,833	21,454
Accrued real estate taxes	3,917	4,780
Other liabilities	9,671	9,061

Total current liabilities	65,368	71,143
Long-term debt, net of current portion (Note 5)	255,236	260,108
Lease financing obligations (Note 9)	10,029	9,999
Deferred income—sale-leaseback of real estate	41,868	43,088
Accrued postretirement benefits (Note 8)	1,769	1,914
Other liabilities (Note 7)	22,319	22,321

Total liabilities	396,589	408,573
Commitments and contingencies (Note 11)

Stockholders’ equity:
Preferred stock, par value $.01; authorized 20,000,000 shares, issued and outstanding—none	—	—
Voting common stock, par value $.01; authorized 100,000,000 shares, issued and outstanding -21,621,878 and 21,611,607 shares, respectively	216	216
Additional paid-in capital	2,596	1,759
Retained earnings	32,656	27,907
Accumulated other comprehensive income (Note 13)	1,673	1,663
Treasury stock, at cost	(141)	(141)

Total stockholders’ equity	37,000	31,404

Total liabilities and stockholders’ equity	$433,589	$439,977

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CARROLS RESTAURANT GROUP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

THREE AND SIX MONTHS ENDED JUNE 30, 2010 AND 2009

(In thousands of dollars, except share and per share amounts)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Revenues:
Restaurant sales	$204,141	$203,535	$398,808	$404,524
Franchise royalty revenues and fees	335	399	812	753

Total revenues	204,476	203,934	399,620	405,277

Costs and expenses:
Cost of sales	62,969	59,349	122,167	117,622
Restaurant wages and related expenses (including stock-based compensation expense of $14, $53, $28 and $105, respectively)	59,611	59,144	118,745	117,787
Restaurant rent expense	12,232	12,402	24,588	24,834
Other restaurant operating expenses	29,105	29,286	57,337	58,700
Advertising expense	7,758	7,567	14,604	15,578
General and administrative (including stock-based compensation expense of $402, $308, $781 and $603, respectively)	12,677	12,698	25,174	25,916
Depreciation and amortization	8,113	7,883	16,235	15,753
Impairment and other lease charges (Note 3)	3,631	63	3,901	354
Other income (Note 14)	—	(579)	—	(579)

Total operating expenses	196,096	187,813	382,751	375,965

Income from operations	8,380	16,121	16,869	29,312
Interest expense	4,708	4,923	9,451	10,074

Income before income taxes	3,672	11,198	7,418	19,238
Provision for income taxes (Note 6)	1,237	4,133	2,669	7,147

Net income	$2,435	$7,065	$4,749	$12,091

Basic net income per share (Note 12)	$0.11	$0.33	$0.22	$0.56

Diluted net income per share (Note 12)	$0.11	$0.32	$0.22	$0.56

Basic weighted average common shares outstanding (Note 12)	21,618,962	21,592,535	21,616,325	21,592,498
Diluted weighted average common shares outstanding (Note 12)	21,844,162	21,782,987	21,840,881	21,688,962

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CARROLS RESTAURANT GROUP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

SIX MONTHS ENDED JUNE 30, 2010 AND 2009

(In thousands of dollars)

(Unaudited)

	2010	2009
Cash flows provided from operating activities:
Net income	$4,749	$12,091
Adjustments to reconcile net income to net cash provided from operating activities:
Loss on disposals of property and equipment	220	105
Stock-based compensation expense	809	708
Impairment and other lease charges	3,901	354
Depreciation and amortization	16,235	15,753
Amortization of deferred financing costs	477	489
Amortization of unearned purchase discounts	—	(1,077)
Amortization of deferred gains from sale-leaseback transactions	(1,674)	(1,559)
Gain on settlements of lease financing obligations	—	(70)
Accretion of interest on lease financing obligations	30	19
Deferred income taxes	82	768
Accrued income taxes	576	(1,485)
Changes in other operating assets and liabilities	(7,268)	3,694

Net cash provided from operating activities	18,137	29,790

Cash flows used for investing activities:
Capital expenditures:
New restaurant development	(5,910)	(5,620)
Restaurant remodeling	(4,955)	(5,421)
Other restaurant capital expenditures	(4,590)	(3,190)
Corporate and restaurant information systems	(710)	(3,077)

Total capital expenditures	(16,165)	(17,308)
Properties purchased for sale-leaseback	(2,486)	(210)
Proceeds from sale-leaseback transactions	4,109	5,454
Proceeds from sales of other properties	—	249

Net cash used for investing activities	(14,542)	(11,815)

Cash flows used for financing activities:
Borrowings on revolving credit facility	71,700	51,700
Repayments on revolving credit facility	(69,200)	(66,700)
Principal pre-payments on term loans	(1,023)	—
Scheduled principal payments on term loans	(5,942)	(3,000)
Principal payments on capital leases	(44)	(53)
Proceeds from lease financing obligations	—	835
Settlement of lease financing obligations	—	(1,120)
Financing costs associated with issuance of lease financing obligations	—	(4)
Proceeds from stock option exercises	28	—

Net cash used for financing activities	(4,481)	(18,342)

Net decrease in cash and cash equivalents	(886)	(367)
Cash and cash equivalents, beginning of period	4,402	3,399

Cash and cash equivalents, end of period	$3,516	$3,032

Supplemental disclosures:
Interest paid on long-term debt	$8,484	$9,732
Interest paid on lease financing obligations	$457	$668
Accruals for capital expenditures	$641	$521
Income taxes paid, net	$1,982	$7,865
Capital lease obligations incurred	$123	$—
Non-cash reduction of assets under lease financing obligations due to lease amendments	$—	$2,074
Non-cash reduction of lease financing obligations due to lease amendments	$—	$2,833

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CARROLS RESTAURANT GROUP, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands of dollars except share and per share amounts)

1. Basis of Presentation

Business Description. At July 4, 2010 the Company operated, as franchisee, 309 quick-service restaurants under the trade name “Burger King” in 12 Northeastern, Midwestern and Southeastern states. At July 4, 2010, the Company also owned and operated 90 Pollo Tropical restaurants, of which 85 were located in Florida, four were in New Jersey and one in Connecticut, and franchised a total of 29 Pollo Tropical restaurants, 21 in Puerto Rico, two in Ecuador, one in Honduras, one in the Bahamas, one in Trinidad and three on college campuses in Florida. At July 4, 2010, the Company owned and operated 155 Taco Cabana restaurants located primarily in Texas and franchised two Taco Cabana restaurants in New Mexico, one in Texas and one in Georgia.

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

Fiscal Year. The Company uses a 52-53 week fiscal year ending on the Sunday closest to December 31. All references herein to the fiscal years ended January 3, 2010 and December 28, 2008 will be referred to as the fiscal years ended December 31, 2009 and 2008, respectively. Similarly, all references herein to the three and six months ended July 4, 2010 and June 28, 2009 will be referred to as the three and six months ended June 30, 2010 and June 30, 2009, respectively. The year ended December 31, 2009 contained 53 weeks and the year ended December 31, 2008 contained 52 weeks. The three and six months ended June 30, 2010 and 2009 each contained thirteen and twenty-six weeks, respectively.

Basis of Presentation. The accompanying unaudited consolidated financial statements for the three and six months ended June 30, 2010 and 2009 have been prepared without an audit, pursuant to the rules and regulations of the Securities and Exchange Commission and do not include certain of the information and the footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all normal and recurring adjustments considered necessary for a fair presentation of such financial statements have been included. The results of operations for the three and six months ended June 30, 2010 and 2009 are not necessarily indicative of the results to be expected for the full year.

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

•

Senior Subordinated Notes. The fair values of outstanding senior subordinated notes are based on quoted market prices. The fair values at June 30, 2010 and December 31, 2009 were approximately $164.2 million and $167.5 million, respectively.

•

Revolving and Term Loan Facilities. Rates and terms under Carrols’ senior credit facility are favorable to debt with similar terms and maturities that could be obtained, if at all, at June 30, 2010. Given the lack of comparative information regarding such debt, including the lack of trading in Carrols’ Term A debt, it is not practicable to estimate the fair value of our existing borrowings under Carrols’ senior credit facility at June 30, 2010.

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

2. Stock-Based Compensation

Stock-based compensation expense for the three and six months ended June 30, 2010 was $0.4 million and $0.8 million, respectively. As of June 30, 2010, the total non-vested stock-based compensation expense relating to the options and restricted shares was approximately $4.2 million and the Company expects to record an additional $0.8 million as compensation expense in 2010. At June 30, 2010, the remaining weighted average vesting period for stock options and restricted shares was 3.3 years and 1.6 years, respectively.

Stock Options

A summary of all option activity for the six months ended June 30, 2010 was as follows:

	2006 Plan
	Number of Options	Weighted Average Exercise Price	Average Remaining Contractual Life	Aggregate Intrinsic Value (1)
Options outstanding at January 1, 2010	2,130,758	$9.86	4.8	$2,340
Granted	530,350	6.48
Exercised	(10,073)	2.78
Forfeited	(39,049)	10.16

Options outstanding at June 30, 2010	2,611,986	$9.20	4.7	$899

Vested or expected to vest at June 30, 2010	2,577,103	$9.09	4.7	$884

Options exercisable at June 30, 2010	1,120,107	$11.50	4.0	$243

(1)	The aggregate intrinsic value was calculated using the difference between the market price of the Company’s common stock at July 4, 2010 of $4.46 and the grant price for only those awards that had a grant price that was less than the market price of the Company’s common stock at July 4, 2010.

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

The Company determined the fair value of the impaired long-lived assets at the restaurant level based on current economic conditions and historical experience. These fair value asset measurements rely on significant unobservable inputs and are considered Level 3 in the fair value hierarchy. The non-financial assets measured at fair value associated with

CARROLS RESTAURANT GROUP, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands of dollars except share and per share amounts)

impairment charges recorded in 2010 totaled $1.4 million and consist of restaurant equipment, which will be used in other Company restaurants and whose value was determined based upon the Company’s experience of amounts utilized from prior restaurant closures, and an owned restaurant property valued based on recent property sales in the restaurant’s trade area.

Impairment and other lease charges recorded on long-lived assets for the Company’s segments were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Burger King	$259	$6	$281	$28
Pollo Tropical	1,931	15	1,983	284
Taco Cabana	1,441	42	1,637	42

	$3,631	$63	$3,901	$354

During the three months ended June 30, 2010, the Company recorded impairment and other lease charges of $3.6 million which included $1.4 million for an underperforming Pollo Tropical restaurant and $0.3 million to reduce the fair market value of a previously impaired Pollo Tropical restaurant. The Company also closed one Pollo Tropical restaurant in the second quarter of 2010 whose fixed assets were impaired in 2009, and recorded lease charges of $0.2 million which principally consisted of future minimum lease payments and related ancillary costs from the date of the restaurant closure to the end of the remaining lease term, net of any estimated cost recoveries from subletting the property. In addition, the Company recorded charges of $1.1 million for an underperforming Taco Cabana restaurant, $0.3 million to reduce the fair market value of a previously impaired Taco Cabana restaurant and $0.3 million associated with three underperforming Burger King restaurants.

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

Goodwill balances are summarized below:

	Pollo Tropical	Taco Cabana	Burger King	Total
Balance, June 30, 2010	$56,307	$67,177	$1,450	$124,934

Burger King Franchise Rights. Amounts allocated to franchise rights for each Burger King acquisition are amortized using the straight-line method over the average remaining term of the acquired franchise agreements plus one twenty-year renewal period.

The Company assesses the potential impairment of Burger King franchise rights whenever events or changes in circumstances indicate that the carrying value may not be recoverable. If an indicator of impairment exists, an estimate of the aggregate undiscounted cash flows from the acquired restaurants is compared to the respective carrying value of franchise rights for each Burger King acquisition. If an asset is determined to be impaired, the loss is measured by the excess of the carrying amount of the asset over its fair value. There were no Burger King franchise rights determined to be impaired during the three and six months ended June 30, 2010 and 2009.

CARROLS RESTAURANT GROUP, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands of dollars except share and per share amounts)

Amortization expense related to Burger King franchise rights was $798 and $784 for the three months ended June 30, 2010 and 2009, respectively, and $1,598 and $1,568 for the six months ended June 30, 2010 and 2009, respectively. The Company estimates the amortization expense for the year ending December 31, 2010 and for each of the five succeeding years to be $3,197.

5. Long-term Debt

Long-term debt at June 30, 2010 and December 31, 2009 consisted of the following:

	June 30, 2010	December 31, 2009
Collateralized:
Senior Credit Facility-Revolving credit facility	$4,400	$1,900
Senior Credit Facility-Term loan A facility	98,035	105,000

Unsecured:
9% Senior Subordinated Notes	165,000	165,000
Capital leases	1,238	1,193

	268,673	273,093
Less: current portion	(13,437)	(12,985)

	$255,236	$260,108

Senior Credit Facility. On March 9, 2007, Carrols terminated and replaced its prior senior credit facility with a new senior credit facility with a syndicate of lenders. Carrols’ senior credit facility initially totaled approximately $185 million, consisting of $120 million principal amount of term loan A borrowings maturing on March 9, 2013 (or earlier on September 30, 2012 if the 9% Senior Subordinated Notes due 2013 are not refinanced by June 30, 2012) and a $65.0 million revolving credit facility (including a sub limit of up to $25.0 million for letters of credit and up to $5.0 million for swingline loans), maturing on March 9, 2012.

The term loan and revolving credit borrowings under the senior credit facility bear interest at a per annum rate, at Carrols’ option, of either:

1) the applicable margin percentage ranging from 0% to 0.25% based on Carrols’ senior leverage ratio (as defined in the senior credit facility) plus the greater of (i) the prime rate or (ii) the federal funds rate for that day plus 0.5%; or

2) Adjusted LIBOR plus the applicable margin percentage in effect ranging from 1.0% to 1.5% based on Carrols’ senior leverage ratio. At July 4, 2010 the LIBOR margin percentage was 1.0%.

During the six months ended June 30, 2010, the Company made a required prepayment of approximately $1.0 million based on 25% of Carrols’ Excess Cash Flow for the year ended December 31, 2009, as defined. At July 4, 2010, outstanding borrowings under Term loan A were $98.0 million with the remaining balance due and payable as follows:

1) three quarterly installments of approximately $3.0 million beginning on September 30, 2010;

2) four quarterly installments of approximately $4.5 million beginning on June 30, 2011; and

3) four quarterly installments of approximately $17.8 million beginning on June 30, 2012.

After reserving $14.5 million for letters of credit guaranteed by the facility, $46.1 million was available for borrowings under the revolving credit facility at July 4, 2010.

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

CARROLS RESTAURANT GROUP, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands of dollars except share and per share amounts)

In general, Carrols’ obligations under the senior credit facility are guaranteed by the Company and all of Carrols’ material subsidiaries and are collateralized by a pledge of Carrols’ common stock and the stock of each of Carrols’ material subsidiaries. The senior credit facility contains certain covenants, including, without limitation, those limiting Carrols’ ability to incur indebtedness, incur liens, sell or acquire assets or businesses, change the nature of its business, engage in transactions with related parties, make certain investments or pay dividends. In addition, Carrols is required to meet certain financial ratios, including fixed charge coverage, senior leverage, and total leverage ratios (all as defined under the senior credit facility). Carrols was in compliance with the covenants under its senior credit facility as of July 4, 2010.

Senior Subordinated Notes. On December 15, 2004, Carrols issued $180 million of 9% Senior Subordinated Notes due 2013 (the “Notes”). At both July 4, 2010 and January 3, 2010, $165.0 million principal amount of the Notes were outstanding.

Restrictive covenants under the Indenture governing the Notes include limitations with respect to the Carrols’ ability to issue additional debt, incur liens, sell or acquire assets or businesses, pay dividends and make certain investments. Carrols was in compliance with the restrictive covenants in the Indenture governing the Notes as of July 4, 2010.

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

6. Income Taxes

The provision for income taxes for the three and six months ended June 30, 2010 and 2009 was comprised of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Current	$1,135	$4,125	$2,587	$6,379
Deferred	102	8	82	768

	$1,237	$4,133	$2,669	$7,147

The provision for income taxes for the three months ended June 30, 2010 was derived using an estimated effective annual income tax rate for 2010 of 36.9%, which excludes any discrete tax adjustments. Discrete tax adjustments decreased the provision for income taxes by $116 and $70 in the three and six months ended June 30, 2010, respectively.

The provision for income taxes for the three and six months ended June 30, 2009 was derived using an estimated effective annual income tax rate for 2009 of 37.4%, which excludes any discrete tax adjustments. Discrete tax adjustments reduced the provision for income taxes by $57 in both the three and six months ended June 30, 2009.

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. As of June 30, 2010 and December 31, 2009, the Company had no unrecognized tax benefits and no accrued interest related to uncertain tax positions.

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

CARROLS RESTAURANT GROUP, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands of dollars except share and per share amounts)

7. Other Liabilities, Long-Term

Other liabilities, long-term, at June 30, 2010 and December 31, 2009 consisted of the following:

	June 30, 2010	December 31, 2009
Accrued occupancy costs	$12,299	$11,572
Accrued workers’ compensation costs	3,982	4,018
Deferred compensation	2,756	3,210
Other	3,282	3,521

	$22,319	$22,321

8. Postretirement Benefits

The Company provides postretirement medical and life insurance benefits covering Burger King administrative and restaurant management salaried employees who retire or terminate that qualify for such benefits. A December 31 measurement date is used for postretirement benefits.

The following summarizes the components of net periodic postretirement benefit income:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Service cost	$8	$7	$16	$15
Interest cost	27	27	54	54
Amortization of net gains and losses	24	21	48	42
Amortization of prior service credit	(90)	(88)	(180)	(172)

Net periodic postretirement benefit income	$(31)	$(33)	$(62)	$(61)

During the six months ended June 30, 2010, the Company made contributions of $74 to its postretirement plan and expects to make additional contributions during 2010. Contributions made by the Company to its postretirement plan for the year ended December 31, 2009 were $153.

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

Interest expense associated with lease financing obligations for the three months ended June 30, 2010 and 2009 was $0.2 million and $0.3 million, respectively, and for the six months ended June 30, 2010 and 2009 was $0.5 million and $0.6 million, respectively.

10. Business Segment Information

The Company is engaged in the quick-service and quick-casual restaurant industry, with three restaurant concepts: Burger King, operating as a franchisee, and Pollo Tropical and Taco Cabana, both Company-owned concepts. Pollo Tropical is a quick-casual restaurant chain offering a unique selection of food items reflecting tropical and Caribbean influences and features grilled marinated chicken and authentic “made from scratch” side dishes. Taco Cabana is a quick-casual restaurant chain featuring fresh Mexican style food, including flame-grilled beef and chicken fajitas, quesadillas and other Tex-Mex dishes.

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

CARROLS RESTAURANT GROUP, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands of dollars except share and per share amounts)

Three Months Ended	Pollo Tropical	Taco Cabana	Burger King	Other	Consolidated
June 30, 2010:
Total revenues	$46,813	$64,207	$93,456	$—	$204,476
Cost of sales	15,167	19,150	28,652	—	62,969
Restaurant wages and related expenses	11,235	19,301	29,061	14	59,611
General and administrative expenses (1)	2,859	2,824	6,592	402	12,677
Depreciation and amortization	1,942	2,241	3,478	452	8,113
Segment EBITDA	8,145	6,873	5,522
Capital expenditures, including acquisitions	3,024	3,576	3,467	318	10,385

June 30, 2009:
Total revenues	$44,578	$63,816	$95,540	$—	$203,934
Cost of sales	14,562	18,527	26,260	—	59,349
Restaurant wages and related expenses	10,968	18,804	29,319	53	59,144
General and administrative expenses (1)	2,454	2,896	7,040	308	12,698
Depreciation and amortization	1,970	2,225	3,304	384	7,883
Segment EBITDA	6,767	8,038	9,044
Capital expenditures, including acquisitions	349	2,793	3,822	2,379	9,343

Six Months Ended
June 30, 2010:
Total revenues	$92,306	$126,239	$181,075	$—	$399,620
Cost of sales	29,860	37,705	54,602	—	122,167
Restaurant wages and related expenses	22,824	38,651	57,242	28	118,745
General and administrative expenses (1)	5,667	5,594	13,132	781	25,174
Depreciation and amortization	3,872	4,518	6,950	895	16,235
Segment EBITDA	14,872	13,634	9,308
Capital expenditures, including acquisitions	3,825	4,866	6,764	710	16,165

June 30, 2009:
Total revenues	$88,716	$126,530	$190,031	$—	$405,277
Cost of sales	29,206	36,886	51,530	—	117,622
Restaurant wages and related expenses	21,864	36,999	58,819	105	117,787
General and administrative expenses (1)	4,801	5,852	14,660	603	25,916
Depreciation and amortization	3,922	4,459	6,649	723	15,753
Segment EBITDA	13,232	16,244	16,072
Capital expenditures, including acquisitions	1,204	6,579	6,448	3,077	17,308

Identifiable Assets:
At June 30, 2010	$50,946	$65,379	$145,477	$171,787	$433,589
At December 31, 2009	52,802	67,342	146,679	173,154	439,977

(1)	For the Pollo Tropical and Taco Cabana segments, such amounts include general and administrative expenses related directly to each segment. For the Burger King segment such amounts include general and administrative expenses related directly to the Burger King segment as well as expenses associated with administrative support to all three of the Company’s segments including executive management, information systems and certain accounting, legal and other administrative functions.

CARROLS RESTAURANT GROUP, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands of dollars except share and per share amounts)

A reconciliation of segment EBITDA to consolidated net income is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Segment EBITDA:
Pollo Tropical	$8,145	$6,767	$14,872	$13,232
Taco Cabana	6,873	8,038	13,634	16,244
Burger King	5,522	9,044	9,308	16,072

Less:
Depreciation and amortization	8,113	7,883	16,235	15,753
Impairment and other lease charges	3,631	63	3,901	354
Interest expense	4,708	4,923	9,451	10,074
Provision for income taxes	1,237	4,133	2,669	7,147
Stock-based compensation expense	416	361	809	708
Other income	—	(579)	—	(579)

Net income	$2,435	$7,065	$4,749	$12,091

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

CARROLS RESTAURANT GROUP, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands of dollars except share and per share amounts)

The following table is a reconciliation of the net income and share amounts used in the calculation of basic net income per share and diluted net income per share:

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Basic net income per share:
Net income	$2,435	$7,065	$4,749	$12,091
Weighted average common shares outstanding	21,618,962	21,592,535	21,616,325	21,592,498

Basic net income per share	$0.11	$0.33	$0.22	$0.56

Diluted net income per share:
Net income for diluted net income per share	$2,435	$7,065	$4,749	$12,091
Shares used in computed basic net income per share	21,618,962	21,592,535	21,616,325	21,592,498
Dilutive effect of restricted shares and stock options	225,200	190,452	224,556	96,464

Shares used in computed diluted net income per share	21,844,162	21,782,987	21,840,881	21,688,962

Diluted net income per share	$0.11	$0.32	$0.22	$0.56

Shares excluded from diluted net income per share computation (1)	1,609,608	1,124,777	1,570,860	1,348,834

(1)	These shares were not included in the computation of diluted net income per share because they would have been antidilutive for the periods presented.

13. Comprehensive Income

The items that currently impact the Company’s other comprehensive income are changes in postretirement benefit obligations, net of tax.

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Net income	$2,435	$7,065	$4,749	$12,091
Change in postretirement benefit obligation, net of tax	—	—	10	—

Comprehensive income	$2,435	$7,065	$4,759	$12,091

14. Other Income

During the three and six months ended June 30, 2009, the Company recorded a gain of $0.6 million related to insurance recovery for damages to Taco Cabana restaurants during Hurricane Ike.

15. Recent Accounting Developments

There are currently no recent accounting pronouncements which had or are expected to have a material impact on the Company’s consolidated financial statements as of the date of this report.

ITEM 1—INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

CARROLS CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands of dollars except share and per share amounts)

(Unaudited)

	June 30, 2010	December 31, 2009
ASSETS
Current assets:
Cash and cash equivalents	$3,516	$4,402
Trade and other receivables	5,666	5,971
Inventories	5,193	5,935
Prepaid rent	4,219	3,928
Prepaid expenses and other current assets	5,645	4,835
Refundable income taxes	609	1,185
Deferred income taxes	4,834	4,834

Total current assets	29,682	31,090
Property and equipment, net	190,011	192,724
Franchise rights, net (Note 4)	72,076	73,674
Goodwill (Note 4)	124,934	124,934
Intangible assets, net	476	543
Franchise agreements, at cost less accumulated amortization of $6,050 and $5,854, respectively	5,771	5,924
Deferred income taxes	1,853	1,935
Other assets	8,786	9,153

Total assets	$433,589	$439,977

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Current portion of long-term debt (Note 5)	$13,437	$12,985
Accounts payable	14,627	15,983
Accrued interest	6,883	6,880
Accrued payroll, related taxes and benefits	16,833	21,454
Accrued real estate taxes	3,917	4,780
Other liabilities	9,671	9,061

Total current liabilities	65,368	71,143

Long-term debt, net of current portion (Note 5)	255,236	260,108
Lease financing obligations (Note 9)	10,029	9,999
Deferred income—sale-leaseback of real estate	41,868	43,088
Accrued postretirement benefits (Note 8)	1,769	1,914
Other liabilities (Note 7)	22,266	22,271

Total liabilities	396,536	408,523

Commitments and contingencies (Note 11)

Stockholder’s equity:
Common stock, par value $1; authorized 1,000 shares, issued and outstanding—10 shares	—	—
Additional paid-in capital	(4,897)	(5,734)
Retained earnings	40,277	35,525
Accumulated other comprehensive income (Note 12)	1,673	1,663

Total stockholder’s equity	37,053	31,454

Total liabilities and stockholder’s equity	$433,589	$439,977

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CARROLS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

THREE AND SIX MONTHS ENDED JUNE 30, 2010 AND 2009

(In thousands of dollars)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Revenues:
Restaurant sales	$204,141	$203,535	$398,808	$404,524
Franchise royalty revenues and fees	335	399	812	753

Total revenues	204,476	203,934	399,620	405,277

Costs and expenses:
Cost of sales	62,969	59,349	122,167	117,622
Restaurant wages and related expenses (including stock-based compensation expense of $14, $53, $28 and $105, respectively)	59,611	59,144	118,745	117,787
Restaurant rent expense	12,232	12,402	24,588	24,834
Other restaurant operating expenses	29,105	29,286	57,337	58,700
Advertising expense	7,758	7,567	14,604	15,578
General and administrative (including stock-based compensation expense of $402, $308, $781 and $603, respectively)	12,676	12,697	25,171	25,913
Depreciation and amortization	8,113	7,883	16,235	15,753
Impairment and other lease charges (Note 3)	3,631	63	3,901	354
Other income (Note 13)	—	(579)	—	(579)

Total operating expenses	196,095	187,812	382,748	375,962

Income from operations	8,381	16,122	16,872	29,315
Interest expense	4,708	4,923	9,451	10,074

Income before income taxes	3,673	11,199	7,421	19,241
Provision for income taxes (Note 6)	1,237	4,133	2,669	7,147

Net income	$2,436	$7,066	$4,752	$12,094

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CARROLS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

SIX MONTHS ENDED JUNE 30, 2010 AND 2009

(In thousands of dollars)

(Unaudited)

	2010	2009
Cash flows provided from operating activities:
Net income	$4,752	$12,094
Adjustments to reconcile net income to net cash provided from operating activities:
Loss on disposals of property and equipment	220	105
Stock-based compensation expense	809	708
Impairment and other lease charges	3,901	354
Depreciation and amortization	16,235	15,753
Amortization of deferred financing costs	477	489
Amortization of unearned purchase discounts	—	(1,077)
Amortization of deferred gains from sale-leaseback transactions	(1,674)	(1,559)
Gain on settlements of lease financing obligations	—	(70)
Accretion of interest on lease financing obligations	30	19
Deferred income taxes	82	768
Accrued income taxes	576	(1,485)
Changes in other operating assets and liabilities	(7,271)	3,691

Net cash provided from operating activities	18,137	29,790

Cash flows used for investing activities:
Capital expenditures:
New restaurant development	(5,910)	(5,620)
Restaurant remodeling	(4,955)	(5,421)
Other restaurant capital expenditures	(4,590)	(3,190)
Corporate and restaurant information systems	(710)	(3,077)

Total capital expenditures	(16,165)	(17,308)
Properties purchased for sale-leaseback	(2,486)	(210)
Proceeds from sale-leaseback transactions	4,109	5,454
Proceeds from sales of other properties	—	249

Net cash used for investing activities	(14,542)	(11,815)

Cash flows used for financing activities:
Borrowings on revolving credit facility	71,700	51,700
Repayments on revolving credit facility	(69,200)	(66,700)
Principal pre-payments on term loans	(1,023)	—
Scheduled principal payments on term loans	(5,942)	(3,000)
Principal payments on capital leases	(44)	(53)
Proceeds from lease financing obligations	—	835
Settlement of lease financing obligations	—	(1,120)
Financing costs associated with issuance of lease financing obligations	—	(4)
Proceeds from stock option exercises	28	—

Net cash used for financing activities	(4,481)	(18,342)

Net decrease in cash and cash equivalents	(886)	(367)
Cash and cash equivalents, beginning of period	4,402	3,399

Cash and cash equivalents, end of period	$3,516	$3,032

Supplemental disclosures:
Interest paid on long-term debt	$8,484	$9,732
Interest paid on lease financing obligations	$457	$668
Accruals for capital expenditures	$641	$521
Income taxes paid, net	$1,982	$7,865
Capital lease obligations incurred	$123	$—
Non-cash reduction of assets under lease financing obligations due to lease amendments	$—	$2,074
Non-cash reduction of lease financing obligations due to lease amendments	$—	$2,833

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CARROLS CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands of dollars, except share and per share amounts)

1. Basis of Presentation

Business Description. At July 4, 2010 the Company operated, as franchisee, 309 quick-service restaurants under the trade name “Burger King” in 12 Northeastern, Midwestern and Southeastern states. At July 4, 2010, the Company also owned and operated 90 Pollo Tropical restaurants, of which 85 were located in Florida, four were in New Jersey and one was in Connecticut, and franchised a total of 29 Pollo Tropical restaurants, 21 in Puerto Rico, two in Ecuador, one in Honduras, one in the Bahamas, one in Trinidad and three on college campuses in Florida. At July 4, 2010, the Company owned and operated 155 Taco Cabana restaurants located primarily in Texas and franchised two Taco Cabana restaurants in New Mexico, one in Texas and one in Georgia.

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

Fiscal Year. The Company uses a 52-53 week fiscal year ending on the Sunday closest to December 31. All references herein to the fiscal years ended January 3, 2010 and December 28, 2008 will be referred to as the fiscal years ended December 31, 2009 and 2008, respectively. Similarly, all references herein to the three and six months ended July 4, 2010 and June 28, 2009 will be referred to as the three and six months ended June 30, 2010 and June 30, 2009, respectively. The year ended December 31, 2009 contained 53 weeks and the year ended December 31, 2008 contained 52 weeks. The three and six months ended June 30, 2010 and 2009 each contained thirteen and twenty-six weeks, respectively.

Basis of Presentation. The accompanying unaudited consolidated financial statements for the three and six months ended June 30, 2010 and 2009 have been prepared without an audit, pursuant to the rules and regulations of the Securities and Exchange Commission and do not include certain of the information and the footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all normal and recurring adjustments considered necessary for a fair presentation of such financial statements have been included. The results of operations for the three and six months ended June 30, 2010 and 2009 are not necessarily indicative of the results to be expected for the full year.

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

•

Senior Subordinated Notes. The fair values of outstanding senior subordinated notes are based on quoted market prices. The fair values at June 30, 2010 and December 31, 2009 were approximately $164.2 million and $167.5 million, respectively.

•

Revolving and Term Loan Facilities. Rates and terms under the Company’s senior credit facility are favorable to debt with similar terms and maturities that could be obtained, if at all, at June 30, 2010. Given the lack of comparative information regarding such debt, including the lack of trading in our Term A debt, it is not practicable to estimate the fair value of existing borrowings under the Company’s senior credit facility at June 30, 2010.

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

2. Stock-Based Compensation

Stock based compensation expense for the three and six months ended June 30, 2010 was $0.4 million and $0.8 million, respectively. As of June 30, 2010, the total non-vested stock-based compensation expense relating to the options and restricted shares was approximately $4.2 million and the Company expects to record an additional $0.8 million as compensation expense in 2010. At June 30, 2010, the remaining weighted average vesting period for stock options and restricted shares was 3.3 years and 1.6 years, respectively.

Stock Options

A summary of all option activity for the six months ended June 30, 2010 was as follows:

	2006 Plan
	Number of Options	Weighted Average Exercise Price	Average Remaining Contractual Life	Aggregate Intrinsic Value (1)
Options outstanding at January 1, 2010	2,130,758	$9.86	4.8	$2,340
Granted	530,350	6.48
Exercised	(10,073)	2.78
Forfeited	(39,049)	10.16

Options outstanding at June 30, 2010	2,611,986	$9.20	4.7	$899

Vested or expected to vest at June 30, 2010	2,577,103	$9.09	4.7	$884

Options exercisable at June 30, 2010	1,120,107	$11.50	4.0	$243

(1)	The aggregate intrinsic value was calculated using the difference between the market price of Carrols Restaurant Group’s common stock at July 4, 2010 of $4.46 and the grant price for only those awards that had a grant price that was less than the market price of Carrols Restaurant Group’s common stock at July 4, 2010.

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

CARROLS CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands of dollars, except share and per share amounts)

The Company determined the fair value of the impaired long-lived assets at the restaurant level based on current economic conditions and historical experience. These fair value asset measurements rely on significant unobservable inputs and are considered Level 3 in the fair value hierarchy. The non-financial assets measured at fair value associated with impairment charges recorded in 2010 totaled $1.4 million and consist of restaurant equipment, which will be used in other Company restaurants and whose value was determined based upon the Company’s experience of amounts utilized from prior restaurant closures, and an owned restaurant property valued based on recent property sales in the restaurant’s trade area.

Impairment and other lease charges recorded on long-lived assets for the Company’s segments were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Burger King	$259	$6	$281	$28
Pollo Tropical	1,931	15	1,983	284
Taco Cabana	1,441	42	1,637	42

	$3,631	$63	$3,901	$354

During the three months ended June 30, 2010, the Company recorded impairment and other lease charges of $3.6 million which included $1.4 million for an underperforming Pollo Tropical restaurant and $0.3 million to reduce the fair market value of a previously impaired Pollo Tropical restaurant. The Company also closed one Pollo Tropical restaurant in the second quarter of 2010 whose fixed assets were impaired in 2009, and recorded lease charges of $0.2 million which principally consisted of future minimum lease payments and related ancillary costs from the date of the restaurant closure to the end of the remaining lease term, net of any estimated cost recoveries from subletting the property. In addition, the Company recorded charges of $1.1 million for an underperforming Taco Cabana restaurant, $0.3 million to reduce the fair market value of a previously impaired Taco Cabana restaurant and $0.3 million associated with three underperforming Burger King restaurants.

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

Goodwill balances are summarized below:

	Pollo Tropical	Taco Cabana	Burger King	Total
Balance, June 30, 2010	$56,307	$67,177	$1,450	$124,934

Burger King Franchise Rights. Amounts allocated to franchise rights for each Burger King acquisition are amortized using the straight-line method over the average remaining term of the acquired franchise agreements plus one twenty-year renewal period.

The Company assesses the potential impairment of Burger King franchise rights whenever events or changes in circumstances indicate that the carrying value may not be recoverable. If an indicator of impairment exists, an estimate of the aggregate undiscounted cash flows from the acquired restaurants is compared to the respective carrying value of franchise rights for each Burger King acquisition. If an asset is determined to be impaired, the loss is measured by the excess of the carrying amount of the asset over its fair value. There were no Burger King franchise rights determined to be impaired during the three and six months ended June 30, 2010 and 2009.

CARROLS CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands of dollars, except share and per share amounts)

Amortization expense related to Burger King franchise rights was $798 and $784 for the three months ended June 30, 2010 and 2009, respectively, and $1,598 and $1,568 for the six months ended June 30, 2010 and 2009, respectively. The Company estimates the amortization expense for the year ending December 31, 2010 and for each of the five succeeding years to be $3,197.

5. Long-term Debt

Long-term debt at June 30, 2010 and December 31, 2009 consisted of the following:

	June 30, 2010	December 31, 2009
Collateralized:
Senior Credit Facility-Revolving credit facility	$4,400	$1,900
Senior Credit Facility-Term loan A facility	98,035	105,000

Unsecured:
9% Senior Subordinated Notes	165,000	165,000
Capital leases	1,238	1,193

	268,673	273,093
Less: current portion	(13,437)	(12,985)

	$255,236	$260,108

Senior Credit Facility. On March 9, 2007, the Company terminated and replaced its prior senior credit facility with a new senior credit facility with a syndicate of lenders. The Company’s credit facility totals approximately $185 million, consisting of $120 million principal amount of term loan A borrowings maturing on March 9, 2013 (or earlier on September 30, 2012 if the 9% Senior Subordinated Notes due 2013 are not refinanced by June 30, 2012) and a $65.0 million revolving credit facility (including a sub limit of up to $25.0 million for letters of credit and up to $5.0 million for swingline loans), maturing on March 9, 2012.

The term loan and revolving credit borrowings under the senior credit facility bear interest at a per annum rate, at the Company’s option, of either:

1) the applicable margin percentage ranging from 0% to 0.25% based on the Company’s senior leverage ratio (as defined in the senior credit facility) plus the greater of (i) the prime rate or (ii) the federal funds rate for that day plus 0.5%; or

2) Adjusted LIBOR plus the applicable margin percentage in effect ranging from 1.0% to 1.5% based on the Company’s senior leverage ratio. At July 4, 2010 the LIBOR margin percentage was 1.0%.

During the six months ended June 30, 2010, the Company made a required prepayment of approximately $1.0 million based on 25% of the Company’s Excess Cash Flow for the year ended December 31, 2009, as defined. At July 4, 2010, outstanding borrowings under Term loan A were $98.0 million with the remaining balance due and payable as follows:

1) three quarterly installments of approximately $3.0 million beginning on September 30, 2010;

2) four quarterly installments of approximately $4.5 million beginning on June 30, 2011; and

3) four quarterly installments of approximately $17.8 million beginning on June 30, 2012.

After reserving $14.5 million for letters of credit guaranteed by the facility, $46.1 million was available for borrowings under the revolving credit facility at July 4, 2010.

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

In general, the Company’s obligations under the senior credit facility are guaranteed by Carrols Restaurant Group and all of the Company’s material subsidiaries and are collateralized by a pledge of the Company’s common stock and the stock of each of the Company’s material subsidiaries. The senior credit facility contains certain covenants, including, without limitation, those limiting the Company’s ability to incur indebtedness, incur liens, sell or acquire assets or businesses, change the nature of its business, engage in transactions with related parties, make certain investments or pay dividends. In addition, the Company is required to meet certain financial ratios, including fixed charge coverage, senior leverage, and total leverage ratios (all as defined under the senior credit facility). The Company was in compliance with the covenants under its senior credit facility as of July 4, 2010.

Senior Subordinated Notes. On December 15, 2004, the Company issued $180 million of 9% Senior Subordinated Notes due 2013 (the “Notes”). At both July 4, 2010 and January 3, 2010, $165.0 million principal amount of the Notes were outstanding.

Restrictive covenants under the Indenture governing the Notes include limitations with respect to the Company’s ability to issue additional debt, incur liens, sell or acquire assets or businesses, pay dividends and make certain investments. Carrols was in compliance with the restrictive covenants in the Indenture governing the Notes as of July 4, 2010.

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

6. Income Taxes

The provision for income taxes for the three and six months ended June 30, 2010 and 2009 was comprised of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Current	$1,135	$4,125	$2,587	$6,379
Deferred	102	8	82	768

	$1,237	$4,133	$2,669	$7,147

The provision for income taxes for the three months ended June 30, 2010 was derived using an estimated effective annual income tax rate for 2010 of 36.9%, which excludes any discrete tax adjustments. Discrete tax adjustments decreased the provision for income taxes by $116 and $70 in the three and six months ended June 30, 2010, respectively.

The provision for income taxes for the three and six months ended June 30, 2009 was derived using an estimated effective annual income tax rate for 2009 of 37.4%, which excludes any discrete tax adjustments. Discrete tax adjustments reduced the provision for income taxes by $57 in both the three and six months ended June 30, 2009.

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. As of June 30, 2010 and December 31, 2009, the Company had no unrecognized tax benefits and no accrued interest related to uncertain tax positions.

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

CARROLS CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands of dollars, except share and per share amounts)

7. Other Liabilities, Long-Term

Other liabilities, long-term, at June 30, 2010 and December 31, 2009 consisted of the following:

	June 30, 2010	December 31, 2009
Accrued occupancy costs	$12,299	$11,572
Accrued workers’ compensation costs	3,982	4,018
Deferred compensation	2,756	3,210
Other	3,229	3,471

	$22,266	$22,271

8. Postretirement Benefits

The Company provides postretirement medical and life insurance benefits covering Burger King administrative and restaurant management salaried employees who retire or terminate that qualify for such benefits. A December 31 measurement date is used for postretirement benefits.

The following summarizes the components of net periodic postretirement benefit income:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Service cost	$8	$7	$16	$15
Interest cost	27	27	54	54
Amortization of net gains and losses	24	21	48	42
Amortization of prior service credit	(90)	(88)	(180)	(172)

Net periodic postretirement benefit income	$(31)	$(33)	$(62)	$(61)

During the three months ended June 30, 2010, the Company made contributions of $74 to its postretirement plan and expects to make additional contributions during 2010. Contributions made by the Company to its postretirement plan for the year ended December 31, 2009 were $153.

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

Interest expense associated with lease financing obligations for the three months ended June 30, 2010 and 2009 was $0.2 million and $0.3 million, respectively and for the six months ended June 30, 2010 and 2009 was $0.5 million and $0.6 million, respectively.

CARROLS CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands of dollars, except share and per share amounts)

10. Business Segment Information

The Company is engaged in the quick-service and quick-casual restaurant industry, with three restaurant concepts: Burger King, operating as a franchisee, and Pollo Tropical and Taco Cabana, both Company-owned concepts. Pollo Tropical is a quick-casual restaurant chain offering a unique selection of food items reflecting tropical and Caribbean influences and features grilled marinated chicken and authentic “made from scratch” side dishes. Taco Cabana is a quick-casual restaurant chain featuring fresh Mexican style food, including flame-grilled beef and chicken fajitas, quesadillas and other Tex-Mex dishes.

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

CARROLS CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands of dollars, except share and per share amounts)

Three Months Ended	Pollo Tropical	Taco Cabana	Burger King	Other	Consolidated
June 30, 2010:
Total revenues	$46,813	$64,207	$93,456	$—	$204,476
Cost of sales	15,167	19,150	28,652	—	62,969
Restaurant wages and related expenses	11,235	19,301	29,061	14	59,611
General and administrative expenses (1)	2,858	2,824	6,592	402	12,676
Depreciation and amortization	1,942	2,241	3,478	452	8,113
Segment EBITDA	8,146	6,873	5,522
Capital expenditures, including acquisitions	3,024	3,576	3,467	318	10,385

June 30, 2009:
Total revenues	$44,578	$63,816	$95,540	$—	$203,934
Cost of sales	14,562	18,527	26,260	—	59,349
Restaurant wages and related expenses	10,968	18,804	29,319	53	59,144
General and administrative expenses (1)	2,453	2,896	7,040	308	12,697
Depreciation and amortization	1,970	2,225	3,304	384	7,883
Segment EBITDA	6,768	8,038	9,044
Capital expenditures, including acquisitions	349	2,793	3,822	2,379	9,343

Six Months Ended
June 30, 2010:
Total revenues	$92,306	$126,239	$181,075	$—	$399,620
Cost of sales	29,860	37,705	54,602	—	122,167
Restaurant wages and related expenses	22,824	38,651	57,242	28	118,745
General and administrative expenses (1)	5,664	5,594	13,132	781	25,171
Depreciation and amortization	3,872	4,518	6,950	895	16,235
Segment EBITDA	14,875	13,634	9,308
Capital expenditures, including acquisitions	3,825	4,866	6,764	710	16,165

June 30, 2009:
Total revenues	$88,716	$126,530	$190,031	$—	$405,277
Cost of sales	29,206	36,886	51,530	—	117,622
Restaurant wages and related expenses	21,864	36,999	58,819	105	117,787
General and administrative expenses (1)	4,798	5,852	14,660	603	25,913
Depreciation and amortization	3,922	4,459	6,649	723	15,753
Segment EBITDA	13,235	16,244	16,072
Capital expenditures, including acquisitions	1,204	6,579	6,448	3,077	17,308

Identifiable Assets:
At June 30, 2010	$50,946	$65,379	$145,477	$171,787	$433,589
At December 31, 2009	52,802	67,342	146,679	173,154	439,977

(1)	For the Pollo Tropical and Taco Cabana segments, such amounts include general and administrative expenses related directly to each segment. For the Burger King segment such amounts include general and administrative expenses related directly to the Burger King segment as well as expenses associated with administrative support to all of the Company’s segments including executive management, information systems and certain accounting, legal and other administrative functions.

CARROLS CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands of dollars, except share and per share amounts)

A reconciliation of segment EBITDA to consolidated net income is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Segment EBITDA:
Pollo Tropical	$8,146	$6,768	$14,875	$13,235
Taco Cabana	6,873	8,038	13,634	16,244
Burger King	5,522	9,044	9,308	16,072

Less:
Depreciation and amortization	8,113	7,883	16,235	15,753
Impairment and other lease charges	3,631	63	3,901	354
Interest expense	4,708	4,923	9,451	10,074
Provision for income taxes	1,237	4,133	2,669	7,147
Stock-based compensation expense	416	361	809	708
Other income	—	(579)	—	(579)

Net income	$2,436	$7,066	$4,752	$12,094

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

CARROLS CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands of dollars, except share and per share amounts)

12. Comprehensive Income

The items that currently impact the Company’s other comprehensive income are changes in the postretirement benefit obligations, net of tax.

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Net income	$2,436	$7,066	$4,752	$12,094
Change in postretirement benefit obligation, net of tax	—	—	10	—

Comprehensive income	$2,436	$7,066	$4,762	$12,094

13. Other Income

During the three and six months ended June 30, 2009, the Company recorded a gain of $0.6 million related to insurance recovery for damages to Taco Cabana restaurants during Hurricane Ike.

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

Cabana Beverages, Inc.

Cabana Bevco LLC

Carrols LLC

Carrols Realty Holdings Corp.

Carrols Realty I Corp.

Carrols Realty II Corp.

Carrols J.G. Corp.

Quanta Advertising Corp.

Pollo Franchise, Inc.

Pollo Operations, Inc.

Taco Cabana, Inc.

TP Acquisition Corp.

TC Bevco LLC

T.C. Management, Inc.

TC Lease Holdings III, V and VI, Inc.

Get Real, Inc.

Texas Taco Cabana, L.P.

TPAQ Holding Corporation

The following supplemental financial information sets forth on a consolidating basis, balance sheets as of June 30, 2010 and December 31, 2009 for the Parent Company only, Guarantor Subsidiaries and for the Company and the related statements of operations for the three and six months ended June 30, 2010 and 2009, and cash flows for the six months ended June 30, 2010 and 2009.

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

CARROLS CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONSOLIDATING BALANCE SHEET

June 30, 2010

(In thousands of dollars)

(Unaudited)

	Parent Company Only	Guarantor Subsidiaries	Eliminations	Consolidated Total
ASSETS
Current assets:
Cash and cash equivalents	$34	$3,482	$—	$3,516
Trade and other receivables	(43)	5,709	—	5,666
Inventories	—	5,193	—	5,193
Prepaid rent	4	4,215	—	4,219
Prepaid expenses and other current assets	1,518	4,127	—	5,645
Refundable income taxes	609	—	—	609
Deferred income taxes	88	4,746	—	4,834

Total current assets	2,210	27,472	—	29,682
Property and equipment, net	10,885	265,787	(86,661)	190,011
Franchise rights, net	—	72,076	—	72,076
Goodwill	—	124,934	—	124,934
Intangible assets, net	—	476	—	476
Franchise fees, net	—	5,771	—	5,771
Intercompany receivable (payable)	127,243	(157,104)	29,861	—
Investment in subsidiaries	171,272	—	(171,272)	—
Deferred income taxes	2,514	3,139	(3,800)	1,853
Other assets	4,053	6,959	(2,226)	8,786

Total assets	$318,177	$349,510	$(234,098)	$433,589

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Current portion of long-term debt	$13,368	$69	$—	$13,437
Accounts payable	3,275	11,352	—	14,627
Accrued interest	6,883	—	—	6,883
Accrued payroll, related taxes and benefits	(587)	17,420	—	16,833
Accrued real estate taxes	—	3,917	—	3,917
Other liabilities	296	9,375	—	9,671

Total current liabilities	23,235	42,133	—	65,368

Long-term debt, net of current portion	254,067	1,169	—	255,236
Lease financing obligations	—	129,794	(119,765)	10,029
Deferred income—sale-leaseback of real estate	—	24,093	17,775	41,868
Accrued postretirement benefits	1,769	—	—	1,769
Other liabilities	2,053	18,618	1,595	22,266

Total liabilities	281,124	215,807	(100,395)	396,536
Stockholder’s equity	37,053	133,703	(133,703)	37,053

Total liabilities and stockholder’s equity	$318,177	$349,510	$(234,098)	$433,589

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

CARROLS CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONSOLIDATING STATEMENT OF OPERATIONS

Three Months Ended June 30, 2010

(In thousands of dollars)

(Unaudited)

	Company Only	Guarantor Subsidiaries	Eliminations	Consolidated Total
Revenues:
Restaurant sales	$—	$204,141	$—	$204,141
Franchise royalty revenues and fees	—	335	—	335

Total revenues	—	204,476	—	204,476

Costs and expenses:
Cost of sales	—	62,969	—	62,969
Restaurant wages and related expenses (including stock based compensation expense of $14)	—	59,611	—	59,611
Restaurant rent expense	—	9,899	2,333	12,232
Other restaurant operating expenses	—	29,105	—	29,105
Advertising expense	—	7,758	—	7,758
General and administrative (including stock based compensation expense of $402)	2,353	10,323	—	12,676
Depreciation and amortization	—	8,656	(543)	8,113
Impairment and other lease charges	—	3,631	—	3,631

Total operating expenses	2,353	191,952	1,790	196,095

Income (loss) from operations	(2,353)	12,524	(1,790)	8,381
Interest expense	4,424	2,982	(2,698)	4,708
Intercompany interest allocations	(4,557)	4,557	—	—

Income (loss) before income taxes	(2,220)	4,985	908	3,673
Provision (benefit) for income taxes	(890)	1,716	411	1,237
Equity income from subsidiaries	3,766	—	(3,766)	—

Net income	$2,436	$3,269	$(3,269)	$2,436

CARROLS CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONSOLIDATING STATEMENT OF OPERATIONS

Three Months Ended June 30, 2009

(In thousands of dollars)

(Unaudited)

	Parent Company Only	Guarantor Subsidiaries	Eliminations	Consolidated Total
Revenues:
Restaurant sales	$—	$203,535	$—	$203,535
Franchise royalty revenues and fees	—	399	—	399

Total revenues	—	203,934	—	203,934

Costs and expenses:
Cost of sales	—	59,349	—	59,349
Restaurant wages and related expenses (including stock based compensation expense of $53)	—	59,144	—	59,144
Restaurant rent expense	—	10,149	2,253	12,402
Other restaurant operating expenses	—	29,286	—	29,286
Advertising expense	—	7,567	—	7,567
General and administrative (including stock based compensation expense of $308)	2,192	10,505	—	12,697
Depreciation and amortization	—	8,386	(503)	7,883
Impairment and other lease charges	—	63	—	63
Other income	—	(579)	—	(579)

Total operating expenses	2,192	183,870	1,750	187,812

Income (loss) from operations	(2,192)	20,064	(1,750)	16,122
Interest expense	4,620	2,873	(2,570)	4,923
Intercompany interest allocations	(4,469)	4,469	—	—

Income (loss) before income taxes	(2,343)	12,722	820	11,199
Provision (benefit) for income taxes	(845)	4,628	350	4,133
Equity income from subsidiaries	8,564	—	(8,564)	—

Net income	$7,066	$8,094	$(8,094)	$7,066

CARROLS CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONSOLIDATING STATEMENT OF OPERATIONS

Six Months Ended June 30, 2010

(In thousands of dollars)

(Unaudited)

	Parent Company Only	Guarantor Subsidiaries	Eliminations	Consolidated Total
Revenues:
Restaurant sales	$—	$398,808	$—	$398,808
Franchise royalty revenues and fees	—	812	—	812

Total revenues	—	399,620	—	399,620

Costs and expenses:
Cost of sales	—	122,167	—	122,167
Restaurant wages and related expenses (including stock based compensation expense of $28)	—	118,745	—	118,745
Restaurant rent expense	—	19,946	4,642	24,588
Other restaurant operating expenses	—	57,337	—	57,337
Advertising expense	—	14,604	—	14,604
General and administrative (including stock based compensation expense of $781)	4,568	20,603	—	25,171
Depreciation and amortization	—	17,298	(1,063)	16,235
Impairment and other lease charges	—	3,901	—	3,901

Total operating expenses	4,568	374,601	3,579	382,748

Income (loss) from operations	(4,568)	25,019	(3,579)	16,872
Interest expense	8,880	5,941	(5,370)	9,451
Intercompany interest allocations	(9,113)	9,113	—	—

Income (loss) before income taxes	(4,335)	9,965	1,791	7,421
Provision (benefit) for income taxes	(1,606)	3,531	744	2,669
Equity income from subsidiaries	7,481	—	(7,481)	—

Net income	$4,752	$6,434	$(6,434)	$4,752

CARROLS CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONSOLIDATING STATEMENT OF OPERATIONS

Six Months Ended June 30, 2009

(In thousands of dollars)

(Unaudited)

	Parent Company Only	Guarantor Subsidiaries	Eliminations	Consolidated Total
Revenues:
Restaurant sales	$—	$404,524	$—	$404,524
Franchise royalty revenues and fees	—	753	—	753

Total revenues	—	405,277	—	405,277

Costs and expenses:
Cost of sales	—	117,622	—	117,622
Restaurant wages and related expenses (including stock based compensation expense of $105)	—	117,787	—	117,787
Restaurant rent expense	—	20,429	4,405	24,834
Other restaurant operating expenses	—	58,700	—	58,700
Advertising expense	—	15,578	—	15,578
General and administrative (including stock based compensation expense of $603)	4,714	21,199	—	25,913
Depreciation and amortization	—	16,728	(975)	15,753
Impairment and other lease charges	—	354	—	354
Other income	—	(579)	—	(579)

Total operating expenses	4,714	367,818	3,430	375,962

Income (loss) from operations	(4,714)	37,459	(3,430)	29,315
Interest expense	9,358	5,738	(5,022)	10,074
Intercompany interest allocations	(8,937)	8,937	—	—

Income (loss) before income taxes	(5,135)	22,784	1,592	19,241
Provision (benefit) for income taxes	(1,874)	8,407	614	7,147
Equity income from subsidiaries	15,355	—	(15,355)	—

Net income	$12,094	$14,377	$(14,377)	$12,094

CARROLS CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONSOLIDATING STATEMENT OF CASH FLOWS

Six Months Ended June 30, 2010

(In thousands of dollars)

(Unaudited)

	Parent Company Only	Guarantor Subsidiaries	Eliminations	Consolidated Total
Cash flows provided from operating activities:
Net income	$4,752	$6,434	$(6,434)	4,752

Adjustments to reconcile net income to net cash provided from operating activities:
Loss on disposals of property and equipment	—	220	—	220
Stock-based compensation expense	548	261	—	809
Impairment and other lease charges	—	3,901	—	3,901
Depreciation and amortization	—	17,299	(1,064)	16,235
Amortization of deferred financing costs	468	137	(128)	477
Amortization of deferred gains from sale-leaseback transactions	—	(937)	(737)	(1,674)
Accretion of interest on lease financing obligations	—	211	(181)	30
Deferred income taxes	(54)	(565)	701	82
Accrued income taxes	576	—	—	576
Changes in other operating assets and liabilities	(1,217)	(13,897)	7,843	(7,271)

Net cash provided from operating activities	5,073	13,064	—	18,137

Cash flows used for investing activities:

Capital expenditures:
New restaurant development	—	(5,910)	—	(5,910)
Restaurant remodeling	—	(4,955)	—	(4,955)
Other restaurant capital expenditures	—	(4,590)	—	(4,590)
Corporate and restaurant information systems	(636)	(74)	—	(710)

Total capital expenditures	(636)	(15,529)	—	(16,165)
Properties purchased for sale-leaseback	—	(2,486)	—	(2,486)
Proceeds from sale-leaseback transactions	—	1,790	2,319	4,109

Net cash used for investing activities	(636)	(16,225)	2,319	(14,542)

Cash flows provided from (used for) financing activities:
Borrowings on revolving credit facility	71,700	—	—	71,700
Repayments on revolving credit facility	(69,200)	—	—	(69,200)
Principal pre-payments on term loans	(1,023)			(1,023)
Scheduled principal payments on term loans	(5,942)	—	—	(5,942)
Principal payments on capital leases	—	(44)	—	(44)
Proceeds from lease financing obligations	—	2,429	(2,429)	—
Financing costs associated with issuance of lease financing obligations	—	(110)	110	—
Proceeds from stock option exercises	28	—	—	28

Net cash provided from (used for) financing activities	(4,437)	2,275	(2,319)	(4,481)

Net decrease in cash and cash equivalents	—	(886)	—	(886)
Cash and cash equivalents, beginning of period	34	4,368	—	4,402

Cash and cash equivalents, end of period	$34	$3,482	$—	$3,516

CARROLS CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONSOLIDATING STATEMENT OF CASH FLOWS

Six Months Ended June 30, 2009

(In thousands of dollars)

(Unaudited)

	Parent Company Only	Guarantor Subsidiaries	Eliminations	Consolidated Total
Cash flows provided from operating activities:
Net income	$12,094	$14,377	$(14,377)	$12,094

Adjustments to reconcile net income to net cash provided from operating activities:
Loss on disposals of property and equipment	—	105	—	105
Stock-based compensation expense	170	538	—	708
Impairment and other lease charges	—	354	—	354
Depreciation and amortization	—	16,728	(975)	15,753
Amortization of deferred financing costs	478	145	(134)	489
Amortization of unearned purchase discounts	—	(1,077)	—	(1,077)
Amortization of deferred gains from sale-leaseback transactions	—	(941)	(618)	(1,559)
Accretion of interest on lease financing obligations	—	189	(170)	19
Deferred income taxes	—	148	620	768
Accrued income taxes	(1,485)	—	—	(1,485)
Gain on settlements of lease financing obligations	—	(70)	—	(70)
Changes in other operating assets and liabilities	6,819	(18,782)	15,654	3,691

Net cash provided from operating activities	18,076	11,714	—	29,790

Cash flows used for investing activities:

Capital expenditures:
New restaurant development	—	(5,620)	—	(5,620)
Restaurant remodeling	—	(5,421)	—	(5,421)
Other restaurant capital expenditures	—	(3,190)	—	(3,190)
Corporate and restaurant information systems	(402)	(2,675)	—	(3,077)

Total capital expenditures	(402)	(16,906)	—	(17,308)
Properties purchased for sale-leaseback	—	(210)	—	(210)
Proceeds from sale-leaseback transactions	—	—	5,454	5,454
Proceeds from sales of other properties	—	249	—	249

Net cash used for investing activities	(402)	(16,867)	5,454	(11,815)

Cash flows provided from (used for) financing activities:
Borrowings on revolving credit facility	51,700	—	—	51,700
Repayments on revolving credit facility	(66,700)	—	—	(66,700)
Scheduled principal payments on term loans	(3,000)	—	—	(3,000)
Principal payments on capital leases	—	(53)	—	(53)
Proceeds from lease financing obligations	—	6,535	(5,700)	835
Settlement of lease financing obligations	—	(1,120)	—	(1,120)
Financing costs associated with issuance of lease financing obligations	—	(4)	—	(4)
Financing costs associated with issuance of debt	—	(246)	246	—

Net cash provided from (used for) financing activities	(18,000)	5,112	(5,454)	(18,342)

Net decrease in cash and cash equivalents	(326)	(41)	—	(367)
Cash and cash equivalents, beginning of period	361	3,038	—	3,399

Cash and cash equivalents, end of period	$35	$2,997	$—	$3,032

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

We use a 52-53 week fiscal year ending on the Sunday closest to December 31. All references herein to the fiscal years ended January 3, 2010 and December 28, 2008 will be referred to as the fiscal years ended December 31, 2009 and 2008, respectively. Similarly, all references herein to the three and six months ended July 4, 2010 and June 28, 2009 will be referred to as the three months ended June 30, 2010 and 2009, respectively. The years ended December 31, 2009 and 2008 contained 53 weeks and 52 weeks, respectively, and the three and six months ended June 30, 2010 and 2009 each contained thirteen and twenty-six weeks, respectively.

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

Executive Summary—an executive review of our performance for the three months ended June 30, 2010.

Results of Operations— an analysis of our results of operations for the three and six months ended June 30, 2010 compared to the three and six months ended June 30, 2009, including a review of material items and known trends and uncertainties.

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

Company Overview

We are one of the largest restaurant companies in the United States operating three restaurant brands in the quick-casual and quick-service restaurant segments with 554 restaurants located in 17 states as of July 4, 2010. We have been operating restaurants for more than 45 years. We own and operate two Hispanic restaurant brands, Pollo Tropical and Taco Cabana (together referred to by us as our Hispanic Brands), which we acquired in 1998 and 2000, respectively. We are also the largest Burger King franchisee, based on the number of restaurants, and have operated Burger King restaurants since 1976. As of July 4, 2010, our company-owned restaurants included 90 Pollo Tropical restaurants and 155 Taco Cabana restaurants, and we operated 309 Burger King restaurants under franchise agreements. We also franchise our Hispanic Brand restaurants with 33 franchised restaurants as of July 4, 2010 located in the United States, Puerto Rico, Ecuador, Honduras, Trinidad and the Bahamas. We believe that the diversification and strength of our restaurant brands as well as the geographic dispersion of our restaurants provide us with stability and enhanced growth opportunities. For the six months ended June 30, 2010 and 2009, we had total revenues of $399.6 million and $405.3 million, respectively, and net income of $4.7 million and $12.1 million, respectively.

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

Recent and Future Events Affecting our Results of Operations

Future Restaurant Closures

We evaluate the performance of our Burger King restaurants on an ongoing basis including an assessment of the current and future operating results of the restaurant and, in relation to Burger King franchise agreement renewals, the cost of required capital improvements. We may elect to close restaurants based on such evaluation. In 2009, we closed four Burger King restaurants, not including restaurants relocated within the same market area. Excluding relocations, during the six months ended June 30, 2010, we closed three Burger King restaurants and we currently anticipate that we will close an additional five Burger King restaurants in 2010.

We closed two underperforming Taco Cabana restaurants and one underperforming Pollo Tropical restaurant in 2009 and during the six months ended June 30, 2010 we closed one underperforming Pollo Tropical restaurant and one underperforming Taco Cabana restaurant.

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

Unearned Purchase Discounts

Unearned purchase discounts are amortized as a reduction of cost of sales either over the life of the supplier contract or the estimated purchase commitment period. In 2000, Burger King Corporation arranged for the Coca-Cola Company and Dr. Pepper/Seven-Up, Inc. to provide funding to franchisees in connection with certain initiatives to upgrade restaurants. We received approximately $20.4 million during 2000 and 2001 under this arrangement with these suppliers. The total amount of these purchase discounts amortized for each of the years ended December 31, 2009 and 2008 was $2.2 million. At December 31, 2009 these purchase discounts were fully amortized, which has resulted in an increase in our cost of sales for the three and six months ended June 30, 2010 and will also result in an increase in our cost of sales for the year ending December 31, 2010 when compared to the 2009 fiscal year.

Executive Summary—Operating Performance for the Three Months Ended June 30, 2010

Total revenues for the three months ended June 30, 2010 increased to $204.5 million from $203.9 million in the three months ended June 30, 2009. Revenues from our Hispanic Brand restaurants increased 2.4% to $111.0 million and revenues from our Burger King restaurants decreased to $93.5 million from $95.5 million in the prior year. Comparable restaurant sales in the second quarter of 2010 increased 6.3% at our Pollo Tropical restaurants, decreased 0.1% at our Taco Cabana restaurants and decreased 1.4% at our Burger King restaurants. The comparable restaurant sales increase at our Pollo Tropical restaurants were attributable to an increase in customer traffic of 8.9% while decreases at our Burger King and Taco Cabana restaurants were primarily due to a decline in the average check.

Restaurant operating margins were negatively impacted in the second quarter of 2010 by higher food costs, which increased 1.7% as a percentage of total restaurant sales compared to the second quarter of 2009. This was primarily a result of higher beef costs at our Burger King restaurants, promotional activities at our Burger King and Taco Cabana restaurants and the effect of lower amortization of purchase discounts for Burger King Coke products. As a percentage of total restaurant sales, restaurant wages and related expenses increased slightly to 29.2% in the second quarter of 2010 from 29.1% in the second quarter of 2009 due to the effect of minimum wage increases on relatively flat total restaurant sales. Operating results were favorably impacted by lower utility costs which, as a percentage of total restaurant sales, decreased to 3.7% in the second quarter of 2010 from 3.9% in 2009.

General and administrative expenses were $12.7 million in both the second quarter of 2010 and 2009 as lower bonus accruals in the second quarter of 2010 offset increases in salaries and other expenses, including professional fees. As a percentage of total restaurant sales, general and administrative expenses were 6.2% in both the second quarter of 2010 and 2009.

Impairment and other lease charges were $3.6 million in the second quarter of 2010 and included $1.4 million from the impairment of an underperforming Pollo Tropical restaurant and $1.1 million from the impairment of an underperforming Taco Cabana restaurant. Other impairment charges related to valuation adjustments on previously impaired restaurant properties and $0.3 million related to three underperforming Burger King restaurants.

Interest expense decreased $0.2 million to $4.7 million in the second quarter of 2010 due to a reduction in our total indebtedness since the beginning of the second quarter of 2009.

Our effective income tax rate, including discrete tax items, was 33.7% in the second quarter of 2010 compared to 36.9% in the second quarter of 2009.

As a result of the above, our net income decreased to $2.4 million in the second quarter of 2010 from $7.1 million in the second quarter of 2009.

Results of Operations

Three Months Ended June 30, 2010 Compared to Three Months Ended June 30, 2009

The following table sets forth, for the three months ended June 30, 2010 and 2009, selected operating results as a percentage of consolidated restaurant sales:

	2010	2009
Restaurant sales:
Pollo Tropical	22.8%	21.7%
Taco Cabana	31.4%	31.3%
Burger King	45.8%	47.0%

Total restaurant sales	100.0%	100.0%

Costs and expenses:
Cost of sales	30.8%	29.2%
Restaurant wages and related expenses	29.2%	29.1%
Restaurant rent expense	6.0%	6.1%
Other restaurant operating expenses	14.3%	14.4%
Advertising expense	3.8%	3.7%
General and administrative (including stock-based compensation expense)	6.2%	6.2%

Since the beginning of the second quarter of 2009 through the end of the second quarter of 2010, we have opened one new Pollo Tropical restaurant, three new Taco Cabana restaurants and two new Burger King restaurants, both of which were relocations within their market areas. During the same period we closed seven Burger King restaurants, excluding relocations, one Pollo Tropical restaurant and one Taco Cabana restaurant.

Restaurant Sales. Total restaurant sales for the second quarter of 2010 increased to $204.1 million from $203.5 million due primarily to sales increases at our Pollo Tropical restaurants. Restaurant sales at our Hispanic Brand restaurants increased 2.5% to $110.7 million in the second quarter of 2010 from $108.0 million in the second quarter of 2009.

Pollo Tropical restaurant sales increased to $46.5 million in the second quarter of 2010 from $44.3 million in 2009 due to an increase in comparable restaurant sales of 6.3%. Customer traffic increased 8.9% and was partially offset by a 2.6% decrease in the average check as a result of the introduction of a new line of wraps and sandwiches and increased promotional discounting.

Taco Cabana restaurant sales increased to $64.1 million in the second quarter of 2010 from $63.7 million in 2009. Comparable restaurant sales were essentially flat as an increase in customer traffic of 2.1% was offset by a decrease in the average check as a result of new product promotions and increased promotional discounting in the second quarter of 2010. Restaurant sales were also increased by the net addition of two Taco Cabana restaurants since the beginning of the second quarter of 2009 which contributed $0.5 million of additional sales in the second quarter of 2010 compared to the second quarter of 2009.

Burger King restaurant sales decreased to $93.5 million in the second quarter of 2010 from $95.5 million in 2009 due primarily to a decrease in comparable restaurant sales of 1.4%. The average check for our Burger King restaurants decreased 4.0% as a result of an increase in sales of value menu items including the $1 Buck Double and the double cheeseburger, which also contributed to a customer traffic increase of 2.5%. Sales also decreased $1.0 million as a result of the closure, excluding relocated restaurants, of seven Burger King restaurants since the beginning of the second quarter of 2009.

Operating Costs and Expenses. Cost of sales, as a percentage of total restaurant sales, increased to 30.8% in the second quarter of 2010 from 29.2% in the second quarter of 2009. Pollo Tropical cost of sales, as a percentage of Pollo Tropical restaurant sales, decreased to 32.6% in the second quarter of 2010 from 32.9% in the second quarter of 2009 due primarily to lower commodity prices (0.4% of Pollo Tropical sales), including lower chicken and rice prices, partially offset by higher promotional discounting. Taco Cabana cost of sales, as a percentage of Taco Cabana restaurant sales, increased to 29.9% in the second quarter of 2010 from 29.1% in the second quarter of 2009 due primarily to increased promotional discounting (0.6% of Taco Cabana sales) and lower margins on menu item promotions in 2010 (0.5% of Taco Cabana sales), partially offset by the effect of menu price increases in the second quarter of 2010. Burger King cost of sales, as a percentage of Burger King restaurant sales, increased to 30.7% in the second quarter of 2010 from 27.5% in the second quarter of 2009 due primarily to higher beef commodity prices (1.3% of Burger King sales), the effect of sales from lower margin menu items, including the $1 Buck Double and double cheeseburger (1.3% of Burger King sales) and from the lower amortization of deferred purchase discounts on Coke products (0.6% of Burger King sales), partially offset by the effect of menu price increases taken in the last twelve months. We believe that the negative margin comparison to 2009 for value menu sales will continue in the third quarter of 2010 as the addition of the double cheeseburger to the value menu occurred in October 2009.

Restaurant wages and related expenses, as a percentage of total restaurant sales, increased slightly to 29.2% in the second quarter of 2010 from 29.1% in the second quarter of 2009. Pollo Tropical restaurant wages and related expenses, as a percentage of Pollo Tropical restaurant sales, decreased to 24.1% in the second quarter of 2010 from 24.8% in the second quarter of 2009 due primarily to the effect of higher sales volumes on fixed labor costs and lower medical claim costs. Taco Cabana restaurant wages and related expenses, as a percentage of Taco Cabana restaurant sales, increased to 30.1% in the second quarter of 2010 from 29.5% in the second quarter of 2009 due primarily to the effect of higher labor rates on flat sales. Burger King restaurant wages and related expenses, as a percentage of Burger King restaurant sales, increased to 31.1% in the second quarter of 2010 from 30.7% in the second quarter of 2009 due primarily to the effect of lower sales volumes on fixed labor costs and higher labor rates.

Restaurant rent expense, as a percentage of total restaurant sales, decreased slightly to 6.0% in the second quarter of 2010 from 6.1% in the second quarter of 2009.

Other restaurant operating expenses, as a percentage of total restaurant sales, decreased slightly to 14.3% in the second quarter of 2010 from 14.4% in the second quarter of 2009. Pollo Tropical other restaurant operating expenses, as a percentage of Pollo Tropical restaurant sales, decreased to 13.0% in the second quarter of 2010 from 14.1% in the second quarter of 2009 due primarily to lower utility costs (0.7% of Pollo Tropical sales), lower trash removal costs (0.3% of Pollo Tropical sales) and the effect of higher sales volumes on fixed operating costs, partially offset by higher repair and maintenance expenses associated with restaurant image enhancement initiatives (0.4% of Pollo Tropical sales). Taco Cabana other restaurant operating expenses, as a percentage of Taco Cabana restaurant sales, increased slightly to 14.5% in the second quarter of 2010 from 14.3% in the second quarter of 2009 due in part to higher credit card fees. Burger King other restaurant operating expenses, as a percentage of Burger King restaurant sales, increased slightly to 14.7% in the second quarter of 2010 from 14.6% in the second quarter of 2009 due primarily to the effect of lower sales volumes on fixed operating costs.

Advertising expense, as a percentage of total restaurant sales, increased to 3.8% in the second quarter of 2010 from 3.7% in the second quarter of 2009. Pollo Tropical advertising expense, as a percentage of Pollo Tropical restaurant sales, decreased to 2.0% in the second quarter of 2010 from 2.5% in the second quarter of 2009 due to the timing of promotions within 2010. For all of 2010 our Pollo Tropical advertising costs are currently expected to be approximately 2.6% to 2.8% of Pollo Tropical restaurant sales, but there can be no assurance in this regard. Taco Cabana advertising expense, as a percentage of Taco Cabana restaurant sales, increased to 4.4% in the second quarter of 2010 from 3.9% in the second quarter of 2009 due primarily to the timing of promotions. For all of 2010 our Taco Cabana advertising costs are currently expected to be approximately 4.1% to 4.3% of Taco Cabana restaurant sales, but there can be no assurance in this regard. Burger King advertising expense, as a percentage of Burger King restaurant sales, increased slightly to 4.3% in the second quarter of 2010 from 4.2% in the second quarter of 2009. For all of 2010 our Burger King advertising costs are currently expected to be approximately 4.0% to 4.2% of our Burger King restaurant sales, but there can be no assurance in this regard.

General and administrative expenses were $12.7 million in both the second quarter of 2010 and 2009 and, as a percentage of total restaurant sales, were 6.2% in both the second quarter of 2010 and 2009 as higher salary and legal and professional fee costs were offset by lower administrative bonus accruals of approximately $0.7 million in the second quarter of 2010, compared to the second quarter of 2009.

Segment EBITDA. As a result of the factors above, Segment EBITDA for our Pollo Tropical restaurants increased to $8.1 million in the second quarter of 2010 from $6.8 million in the second quarter of 2009. Segment EBITDA for our Taco Cabana restaurants decreased to $6.9 million in the second quarter of 2010 from $8.0 million in the second quarter of 2009. Segment EBITDA for our Burger King restaurants decreased to $5.5 million in the second quarter of 2010 from $9.0 million in the second quarter of 2009.

Depreciation and Amortization. Depreciation and amortization expense increased to $8.1 million in the second quarter of 2010 from $7.9 million in the second quarter of 2009 due primarily to capital expenditures made in the latter half of 2009 which included new broilers at our Burger King restaurants and new point-of-sale systems at our Pollo Tropical restaurants.

Impairment and Other Lease Charges. Impairment and other lease charges were $3.6 million in the second quarter of 2010 which included $1.4 million for an underperforming Pollo Tropical restaurant and $0.3 million to reduce the fair market value of a previously impaired Pollo Tropical restaurant. We also closed one Pollo Tropical restaurant in the second quarter of 2010 whose fixed assets were impaired in 2009, and recorded lease charges of $0.2 million which principally consisted of future minimum lease payments and related ancillary costs from the date of the restaurant closure to the end of the remaining lease term, net of any estimated cost recoveries from subletting the property. In addition, we recorded charges of $1.1 million for an underperforming Taco Cabana restaurant, $0.3 million to reduce the fair market value of a previously impaired Taco Cabana restaurant and $0.3 million associated with three underperforming Burger King restaurants. There were no significant impairment and other lease charges in the second quarter of 2009.

Interest Expense. Total interest expense decreased $0.2 million to $4.7 million in the second quarter of 2010 due to a reduction in our total outstanding indebtedness of $31.0 million since the beginning of the second quarter of 2009. The weighted average interest rate on our long-term debt, excluding lease financing obligations, for the second quarter of 2010 was 6.1% compared to 5.9% in the second quarter of 2009. Interest expense on lease financing obligations decreased to $0.2 million in the second quarter of 2010 from $0.3 million in the second quarter of 2009 due to a reduction in lease financing obligations of $4.8 million since the beginning of the second quarter of 2009.

Provision for Income Taxes. The provision for income taxes for the second quarter of 2010 was derived using an estimated effective annual income tax rate for the year ending December 31, 2010 of 36.9%. Discrete tax adjustments reduced the provision for income taxes by $116,000 in the second quarter of 2010 and resulted in an overall tax rate for the second quarter of 33.7%. The provision for income taxes for the second quarter of 2009 was derived using an estimated effective annual income tax rate for the year ending December 31, 2009 of 37.4%. Discrete tax adjustments of $57,000 reduced the provision for income taxes in the second quarter of 2009.

Net Income. As a result of the foregoing, net income was $2.4 million in the second quarter of 2010 compared to $7.1 million in the second quarter of 2009.

Six Months Ended June 30, 2010 Compared to Six Months Ended June 30, 2009

The following table sets forth, for the six months ended June 30, 2010 and 2009, selected operating results as a percentage of consolidated restaurant sales:

	2010	2009
Restaurant sales:
Pollo Tropical	23.0%	21.8%
Taco Cabana	31.6%	31.2%
Burger King	45.4%	47.0%

Total restaurant sales	100.0%	100.0%

Costs and expenses:
Cost of sales	30.6%	29.1%
Restaurant wages and related expenses	29.8%	29.1%
Restaurant rent expense	6.2%	6.1%
Other restaurant operating expenses	14.4%	14.5%
Advertising expense	3.7%	3.9%
General and administrative (including stock-based compensation expense)	6.3%	6.4%

Since the beginning of 2009 through the second quarter of 2010, we have opened one new Pollo Tropical restaurant, four new Taco Cabana restaurants and three new Burger King restaurants, all of which were relocations within their market areas. During the same period we closed seven Burger King restaurants, excluding relocations, two Pollo Tropical restaurants and three Taco Cabana restaurants.

Restaurant Sales. Total restaurant sales for the first six months of 2010 decreased $5.7 million to $398.8 million due to sales decreases at our Burger King restaurants. Restaurant sales at our Hispanic Brand restaurants increased 1.5% to $217.7 million in the first six months of 2010.

Pollo Tropical restaurant sales increased $3.5 million to $91.6 million in the first six months of 2010 due to an increase in comparable restaurant sales of 5.0% driven by an 8.1% increase in customer traffic. The average check at our Pollo Tropical restaurants decreased 2.9% in the first six months of 2010 compared to the first six months of 2009 as a result of the introduction of our new line of wraps and sandwiches and increased promotional discounting.

Taco Cabana restaurant sales decreased $0.3 million to $126.1 million in the first six months of 2010 due primarily to a 1.0% decrease in comparable restaurant sales driven by a decrease in the average check of 2.5% as a result of new product promotions and increased promotional discounting in the first six months of 2010. Customer traffic for the first six months of 2010 increased 1.7% compared to the first six months of 2009. The comparable restaurant sales decrease was partially offset by the net increase of one Taco Cabana restaurant since the beginning of 2009 which contributed $1.1 million of additional sales in the first six months of 2010 compared to the first six months of 2009.

Burger King restaurant sales decreased $9.0 million to $181.1 million in the first six months of 2010 due to a decrease in comparable restaurant sales of 3.9% driven by a decrease in the average check of 5.8% as a result of an increase in sales of value menu items including the $1 Buck Double and double cheeseburger, which also contributed to a customer traffic increase of 2.1%. Sales also decreased $2.0 million as a result of the closure, excluding relocated restaurants, of seven Burger King restaurants since the beginning of 2009.

Operating Costs and Expenses. Cost of sales, as a percentage of total restaurant sales, increased to 30.6% in the first six months of 2010 from 29.1% in the first six months of 2009. Pollo Tropical cost of sales, as a percentage of Pollo Tropical restaurant sales, decreased to 32.6% in the first six months of 2010 from 33.1% in the first six months of 2009 due primarily to lower commodity prices (0.4% of Pollo Tropical sales), including lower rice and chicken prices, and increased food and paper controls. Taco Cabana cost of sales, as a percentage of Taco Cabana restaurant sales, increased to 29.9% in the first six months of 2010 from 29.2% in the first six months of 2009 due primarily to increased promotional discounting (0.5% of Taco Cabana sales) and lower margins on menu item promotions in 2010 (0.4% of Taco Cabana sales), partially offset by the effect of menu price increases in the second quarter of 2010. Burger King cost of sales, as a percentage of Burger King restaurant sales, increased to 30.2% in the first six months of 2010 from 27.1% in the first six months of 2009 due primarily to higher beef commodity prices (1.1% of Burger King sales), an increase in sales from lower margin menu items, including the $1 Buck Double and double cheeseburger (1.4% of Burger King sales), and from the lower amortization of deferred purchase discounts on Coke products, partially offset by the effect of menu price increases taken in late 2009 and in the first quarter of 2010 (0.5% of Burger King sales).

Restaurant wages and related expenses, as a percentage of total restaurant sales, increased to 29.8% in the first six months of 2010 from 29.1% in the first six months of 2009. Pollo Tropical restaurant wages and related expenses, as a percentage of Pollo Tropical restaurant sales, increased slightly to 24.9% in the first six months of 2010 from 24.8% in the first six months of 2009 due primarily to higher workers compensation claim costs (0.7% of Pollo Tropical sales) being substantially offset by the effect of higher sales volumes on fixed labor costs. Taco Cabana restaurant wages and related expenses, as a percentage of Taco Cabana restaurant sales, increased to 30.7% in the first six months of 2010 from 29.3% in the first six months of 2009 due primarily to the effect of lower sales volumes on fixed labor costs, wage rate increases, higher medical insurance claim costs (0.3% of Taco Cabana sales) and higher workers compensation claim costs (0.2% of Taco Cabana sales). Burger King restaurant wages and related expenses, as a percentage of Burger King restaurant sales, increased to 31.6% in the first six months of 2010 from 31.0% in the first six months of 2009 due primarily to the effect of lower sales volumes on fixed labor costs.

Restaurant rent expense, as a percentage of total restaurant sales, increased slightly to 6.2% in the first six months of 2010 from 6.1% in the first six months of 2009.

Other restaurant operating expenses, as a percentage of total restaurant sales, decreased slightly to 14.4% in the first six months of 2010 from 14.5% in the first six months of 2009. Pollo Tropical other restaurant operating expenses, as a percentage of Pollo Tropical restaurant sales, decreased to 13.1% in the first six months of 2010 from 14.0% in the first six months of 2009 due primarily to lower utility costs (0.9% of Pollo Tropical sales) and lower restaurant opening costs, partially offset by higher repair and maintenance expenses (0.4% of Pollo Tropical sales). Taco Cabana other restaurant operating expenses, as a percentage of Taco Cabana restaurant sales, increased to 14.3% in the first six months of 2010 from 13.9% in the first six months of 2009 due primarily to higher restaurant operating supplies (0.2% of Taco Cabana sales) and higher repair and maintenance expenses. Burger King other restaurant operating expenses, as a percentage of Burger King restaurant sales, decreased to 15.1% in the first six months of 2010 from 15.2% in the first six months of 2009 due primarily to lower utility costs (0.3% of Burger King sales) partially offset by the effect of lower sales volumes on fixed labor costs.

Advertising expense, as a percentage of total restaurant sales, decreased to 3.7% in the first six months of 2010 from 3.9% in the first six months of 2009. Pollo Tropical advertising expense, as a percentage of Pollo Tropical restaurant sales, decreased slightly to 2.4% in the first six months of 2010 from 2.8% in the first six months of 2009 due to the timing of promotions within 2010. Taco Cabana advertising expense, as a percentage of Taco Cabana restaurant sales, decreased to 3.8% in the first six months of 2010 from 4.0% in the first six months of 2009 due primarily to the timing of promotions. Burger King advertising expense, as a percentage of Burger King restaurant sales, was 4.2% in both the first six months of 2010 and 2009.

General and administrative expenses decreased in the first six months of 2010 to $25.2 million from $25.9 million in the first six months of 2009 and, as a percentage of total restaurant sales, decreased to 6.3% from 6.4% in the first six months of 2009 due primarily to lower administrative bonus accruals of approximately $1.8 million in the first six months of 2010 partially offset by higher salary costs and higher legal and professional fees.

Segment EBITDA. As a result of the factors above, Segment EBITDA for our Pollo Tropical restaurants increased to $14.9 million in the first six months of 2010 from $13.2 million in the first six months of 2009. Segment EBITDA for our Taco Cabana restaurants decreased to $13.6 million in the first six months of 2010 from $16.2 million in the first six months of 2009. Segment EBITDA for our Burger King restaurants decreased to $9.3 million in the first six months of 2010 from $16.1 million in the first six months of 2009.

Depreciation and Amortization. Depreciation and amortization expense increased to $16.2 million in the first six months of 2010 from $15.8 million in the first six months of 2009 due primarily to expenditures made in the latter half of 2009 for new broilers at our Burger King restaurants and new point-of-sale systems at our Pollo Tropical restaurants.

Impairment and Other Lease Charges. Impairment and other lease charges were $3.9 million in the first six months of 2010 due primarily to charges of $3.6 million in the second quarter as discussed above and $0.2 million related to a non-operating Taco Cabana property, due to a reduction of estimated cost recoveries from subletting the property through the end of the remaining lease term. Impairment and other lease charges were $0.4 million in the first six months of 2009 due primarily to lease related charges of $0.3 million associated with the closure of a Pollo Tropical restaurant in Florida in the first quarter of 2009.

Interest Expense. Total interest expense decreased $0.6 million to $9.5 million in the first six months of 2010 due to a reduction in our total outstanding indebtedness of $37.5 million since the beginning of 2009 and, to a lesser extent; lower effective interest rates on our LIBOR based borrowings under our senior credit facility. The weighted average interest rate on our long-term debt, excluding lease financing obligations, for the first six months of 2010 was 6.0% compared to 5.9% in the first six months of 2009. Interest expense on lease financing obligations decreased to $0.5 million in the first six months of 2010 from $0.6 million in the first six months of 2009 due to a reduction in lease financing obligations of $4.8 million since the beginning of 2009.

Provision for Income Taxes. The provision for income taxes for the first six months of 2010 was derived using an estimated effective annual income tax rate of for the year ending December 31, 2010 of 36.9%. Discrete tax adjustments reduced the provision for income taxes by $70,000 in the first six months of 2010 and resulted in an overall tax rate of 36.0%. The provision for income taxes for the first six months of 2009 was derived using an estimated effective annual income tax rate for the year ending December 31, 2009 of 37.4%. Discrete tax adjustments reduced the provision for income taxes by $57,000 in the first six months of 2009.

Net Income. As a result of the foregoing, net income was $4.7 million in the first six months of 2010 compared to $12.1 million in the first six months of 2009.

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

In response to economic conditions and changes in the capital markets, we have and will continue to focus on reducing our debt balances and our financial leverage, particularly in the near term. We significantly reduced our spending on new restaurant development in 2009 which allowed us to utilize our free cash flow to reduce our outstanding indebtedness. We are continuing to limit new restaurant growth in 2010.

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

Operating Activities. Net cash provided from operating activities for the six months ended June 30, 2010 decreased $11.7 million to $18.1 million due to a reduction of net income, as adjusted for depreciation and amortization and impairment and other lease charges, of $3.3 million and reductions in the components of working capital of $8.9 million, primarily from the timing of vendor and income tax payments and lower bonus accruals. Net cash provided from operating activities for the six months ended June 30, 2009 was $29.8 million and resulted primarily from net income of $12.1 million, adjusted for non-cash items including depreciation and amortization expense of $15.8 million.

Investing Activities. Net cash used for investing activities in the six months ended June 30, 2010 and 2009 was $14.5 million and $11.8 million, respectively. Capital expenditures are the largest component of our investing activities and include: (1) new restaurant development, which may include the purchase of real estate; (2) restaurant remodeling, which includes the renovation or rebuilding of the interior and exterior of our existing restaurants, including expenditures associated with Burger King franchise renewals; (3) other restaurant capital expenditures, which include capital maintenance expenditures for the ongoing reinvestment and enhancement of our restaurants; and (4) corporate and restaurant information systems, including expenditures in 2009 for new point-of-sale systems for all of our Pollo Tropical restaurants.

The following table sets forth our capital expenditures for the periods presented (in thousands):

	Pollo Tropical	Taco Cabana	Burger King	Other	Consolidated
Six months ended June 30, 2010:
New restaurant development	$1,716	$2,133	$2,061	$—	$5,910
Restaurant remodeling	954	1,240	2,761	—	4,955
Other restaurant capital expenditures (1)	1,155	1,493	1,942	—	4,590
Corporate and restaurant information systems	—	—	—	710	710

Total capital expenditures	$3,825	$4,866	$6,764	$710	$16,165

Number of new restaurant openings (2)	—	—	1		1

Six months ended June 30, 2009:
New restaurant development	$597	$4,054	$969	$—	$5,620
Restaurant remodeling	186	1,323	3,912	—	5,421
Other restaurant capital expenditures (1)	421	1,202	1,567	—	3,190
Corporate and restaurant information systems	—	—	—	3,077	3,077

Total capital expenditures	$1,204	$6,579	$6,448	$3,077	$17,308

Number of new restaurant openings (2)	1	2	1		4

1)	Excludes restaurant repair and maintenance expenses included in other restaurant operating expenses in our consolidated financial statements. For the six months ended June 30, 2010 and 2009, total restaurant repair and maintenance expenses were approximately $9.0 million and $8.5 million, respectively.
2)	Includes Burger King restaurants which were relocated in the same market area under a new franchise agreement.

For all of 2010, we anticipate that total capital expenditures will range from $40 million to $45 million, although the actual amount of capital expenditures may differ from these estimates. These capital expenditures are expected to include approximately $15 million to $18 million for the development of new restaurants including the purchase of related real estate. In 2010 we anticipate opening three to four new Hispanic Brand restaurants and one Burger King restaurant, which will be a relocation of an existing restaurant within its current market area. Capital expenditures in 2010 also are expected to include expenditures of approximately $24 million to $26 million for the ongoing reinvestment in our three restaurant concepts for remodeling costs, including initiatives in certain markets for both our Pollo Tropical and Taco Cabana restaurants to enhance the interior of the restaurant and elevate the level of guest service, and capital maintenance expenditures.

Investing activities also include sale-leaseback transactions related to our restaurant properties, the net proceeds from which were $4.1 million and $5.5 million in the six months ended June 30, 2010 and 2009, respectively. In the six months ended June 30, 2009 we also sold one non-operating restaurant property for net proceeds of $0.2 million. The net proceeds from these sales were used to reduce outstanding borrowings under our senior credit facility. In the six months ended June 30, 2010 we purchased two of our restaurant properties for $2.5 million which we anticipate will be sold in sale-leaseback transactions. We also acquired a property for future sale-leaseback for $0.2 million in the six months ended June 30, 2009.

Financing Activities. Net cash used for financing activities in the six months ended June 30, 2010 was $4.5 million due to principal payments on our term loan under our senior credit facility of $7.0 million partially offset by net revolver borrowings of $2.5 million. Net cash used for financing activities in the first six months of 2009 was $18.3 million and included net repayments of our revolving credit borrowings of $15.0 million and scheduled term loan principal repayments of $3.0 million. In the first six months of 2009, we also purchased one of our restaurant properties previously subject to a lease financing obligation for $1.1 million and entered into a sale transaction for a restaurant property with proceeds of $0.8 million that did not qualify for sale accounting and was recorded as a lease financing obligation.

Senior Credit Facility. Our senior credit facility consists of term loan A borrowings maturing on March 9, 2013 (or earlier on September 30, 2012 if the Notes are not refinanced by June 30, 2012) and a $65.0 million revolving credit facility (including a sub limit of up to $25.0 million for letters of credit and up to $5.0 million for swingline loans) maturing on March 9, 2012.

Both term loan and revolving credit borrowings under the senior credit facility bear interest at a per annum rate, at our option, of either:

1) the applicable margin ranging from 0% to 0.25% based on our senior leverage ratio (as defined in the senior credit facility) plus the greater of (i) the prime rate or (ii) the federal funds rate for that day plus 0.5%; or

2) Adjusted LIBOR plus the applicable margin percentage in effect ranging from 1.0% to 1.5% based on our senior leverage ratio. At June 30, 2010 the LIBOR margin percentage was 1.0%.

During the six months ended June 30, 2010, we made a required prepayment of approximately $1.0 million based on 25% of Carrols’ Excess Cash Flow, as defined, for the year ended December 31, 2009. At July 4, 2010, outstanding term loan borrowings under the senior credit facility were $98.0 million with the remaining balance due and payable as follows:

1)	three quarterly installments of approximately $3.0 million beginning on September 30, 2010;

2)	four quarterly installments of approximately $4.5 million beginning on June 30, 2011; and

3)	four quarterly installments of approximately $17.8 million beginning on June 30, 2012.

Under our senior credit facility, we are also required to make mandatory prepayments of principal on term loan borrowings (a) annually in an amount up to 50% of Excess Cash Flow depending upon our Total Leverage Ratio (as such terms are defined in the senior credit facility), (b) in the event of certain dispositions of assets (all subject to certain exceptions) and insurance proceeds, in an amount equal to 100% of the net proceeds received by us, and (c) in an amount equal to 100% of the net proceeds from any subsequent issuance of debt. The senior credit facility contains customary default provisions as provided therein, including without limitation, a cross default provision pursuant to which it is an event of default under the senior credit facility if there is a default in the payment of any principal of or interest on any indebtedness of Carrols having an outstanding principal amount of at least $2.5 million (excluding lease financing obligations but which would include the Indenture governing the Notes) or any event or condition which results in the acceleration of such indebtedness prior to its stated maturity.

In general, obligations under the senior credit facility are guaranteed by us and all of Carrols’ material subsidiaries and are collateralized by a pledge of Carrols’ common stock and the stock of each of Carrols’ material subsidiaries. The senior credit facility contains certain covenants, including, without limitation, those limiting our ability to incur indebtedness, incur liens, sell or acquire assets or businesses, change the nature of our business, engage in transactions with related parties, make certain investments or pay dividends. In addition, we are required to meet certain financial ratios, including fixed charge coverage, senior leverage, and total leverage ratios (all as defined under the senior credit facility). We were in compliance as of July 4, 2010 with the covenants in the senior credit facility. At July 4, 2010, Carrols fixed charge coverage ratio was 1.40 to 1.00 compared to the minimum required fixed charge ratio of 1.20 to 1.00, Carrols senior leverage ratio was 1.40 to 1.00 compared to the allowed senior leverage ratio of 2.00 to 1.00, and Carrols total leverage ratio was 3.43 to 1.00 compared to the allowed total leverage ratio of 4.00 to 1.00.

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

The Notes are unsecured and guaranteed by Carrols’ material subsidiaries. Restrictive covenants under the Notes include limitations with respect to, among other things, Carrols’ and its material subsidiaries’ ability to incur additional debt, incur liens, sell or acquire assets or businesses, pay dividends and make certain investments. The Indenture governing the Notes contains customary default provisions as provided therein, including without limitation, a cross default provision pursuant to which it is an event of default under the Notes and the Indenture if there is a default under any indebtedness of Carrols having an outstanding principal amount of $20 million or more (which would include the senior credit facility) if such default results in the acceleration of such indebtedness prior to its stated maturity or is caused by a failure to pay principal when due. Carrols was in compliance as of July 4, 2010 with the restrictive covenants in the Indenture governing the Notes.

Indebtedness. At July 4, 2010, we had total debt outstanding of $278.7 million comprised of $165.0 million of Notes, term loan borrowings of $98.0 million under the senior credit facility, revolving credit borrowings of $4.4 million under the senior credit facility, lease financing obligations of $10.0 million and capital lease obligations of $1.2 million. After reserving $14.5 million for letters of credit guaranteed by our senior credit facility, $46.1 million was available for revolving credit borrowings under the senior credit facility at July 4, 2010.

Contractual Obligations

A table of our contractual obligations as of December 31, 2009 was included in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2009. There have been no significant changes to our contractual obligations during the six months ended June 30, 2010.

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

A 1% change in interest rates would have resulted in an increase or decrease in interest expense of approximately $0.5 million for the six months ended June 30, 2010.

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

Evaluation of Disclosure Controls and Procedures. We have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report, with the participation of our Chief Executive Officer and Chief Financial Officer, as well as other key members of our management. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of July 4, 2010.

No change occurred in our internal control over financial reporting during the second quarter of 2010 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

CARROLS RESTAURANT GROUP, INC.

Date: August 12, 2010	/S/ ALAN VITULI
(Signature)
Alan Vituli Chairman of the Board and Chief Executive Officer

Date: August 12, 2010	/S/ PAUL R. FLANDERS
(Signature)
Paul R. Flanders Vice President – Chief Financial Officer and Treasurer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CARROLS CORPORATION

Date: August 12, 2010	/S/ ALAN VITULI
(Signature)
Alan Vituli Chairman of the Board and Chief Executive Officer

Date: August 12, 2010	/S/ PAUL R. FLANDERS
(Signature)
Paul R. Flanders Vice President – Chief Financial Officer and Treasurer