Form 10-Q
period 2010-10-03
CARROLS CORP; CARROLS RESTAURANT GROUP, INC.
filed 2010-11-10
CIK 17927, 809248

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 3, 2010

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

Indicate by check mark whether either of the registrants are shell companies (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of November 5, 2010, Carrols Restaurant Group, Inc. had 21,624,732 shares of its common stock, $.01 par value, outstanding. As of November 5, 2010, all outstanding equity securities of Carrols Corporation, which consisted of 10 shares of its common stock, were owned by Carrols Restaurant Group, Inc.

CARROLS RESTAURANT GROUP, INC. AND CARROLS CORPORATION

FORM 10-Q

QUARTER ENDED OCTOBER 3, 2010

PART I—FINANCIAL INFORMATION

ITEM 1—INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

CARROLS RESTAURANT GROUP, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(In thousands of dollars, except share and per share amounts)

(Unaudited)

	September 30, 2010	December 31, 2009
ASSETS
Current assets:
Cash and cash equivalents	$3,257	$4,402
Trade and other receivables	6,872	5,971
Inventories	4,988	5,935
Prepaid rent	3,956	3,928
Prepaid expenses and other current assets	5,847	4,835
Refundable income taxes	—	1,185
Deferred income taxes	4,834	4,834

Total current assets	29,754	31,090
Property and equipment, net	191,892	192,724
Franchise rights, net (Note 4)	71,276	73,674
Goodwill (Note 4)	124,934	124,934
Intangible assets, net	447	543
Franchise agreements, at cost less accumulated amortization of $6,011 and $5,854, respectively	5,675	5,924
Deferred income taxes	1,687	1,935
Other assets	8,540	9,153

Total assets	$434,205	$439,977

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt (Note 5)	$14,918	$12,985
Accounts payable	14,875	15,983
Accrued interest	3,160	6,880
Accrued payroll, related taxes and benefits	17,252	21,454
Accrued income taxes payable	430	—
Accrued real estate taxes	4,663	4,780
Other liabilities	10,836	9,061

Total current liabilities	66,134	71,143
Long-term debt, net of current portion (Note 5)	250,568	260,108
Lease financing obligations (Note 9)	10,046	9,999
Deferred income—sale-leaseback of real estate	41,224	43,088
Accrued postretirement benefits (Note 8)	1,704	1,914
Other liabilities (Note 7)	22,508	22,321

Total liabilities	392,184	408,573
Commitments and contingencies (Note 11)

Stockholders’ equity:
Preferred stock, par value $.01; authorized 20,000,000 shares, issued and outstanding—none	—	—
Voting common stock, par value $.01; authorized 100,000,000 shares, issued and outstanding - 21,623,798 and 21,611,607 shares, respectively	216	216
Additional paid-in capital	3,024	1,759
Retained earnings	37,249	27,907
Accumulated other comprehensive income (Note 13)	1,673	1,663
Treasury stock, at cost	(141)	(141)

Total stockholders’ equity	42,021	31,404

Total liabilities and stockholders’ equity	$434,205	$439,977

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CARROLS RESTAURANT GROUP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009

(In thousands of dollars, except share and per share amounts)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Revenues:
Restaurant sales	$201,272	$200,802	$600,080	$605,326
Franchise royalty revenues and fees	353	364	1,165	1,117

Total revenues	201,625	201,166	601,245	606,443

Costs and expenses:
Cost of sales	60,093	57,662	182,260	175,284
Restaurant wages and related expenses (including stock-based compensation expense of $21, $51, $49 and $156, respectively)	59,027	59,109	177,772	176,896
Restaurant rent expense	12,035	12,383	36,623	37,217
Other restaurant operating expenses	29,649	29,841	86,986	88,541
Advertising expense	8,856	7,974	23,460	23,552
General and administrative (including stock-based compensation epense of $402, $296, $1,183 and $899, respectively)	12,022	12,766	37,196	38,682
Depreciation and amortization	8,080	8,080	24,315	23,833
Impairment and other lease charges (Note 3)	191	46	4,092	400
Other income (Note 14)	(400)	(220)	(400)	(799)

Total operating expenses	189,553	187,641	572,304	563,606

Income from operations	12,072	13,525	28,941	42,837
Interest expense	4,693	4,834	14,144	14,908

Income before income taxes	7,379	8,691	14,797	27,929
Provision for income taxes (Note 6)	2,786	3,094	5,455	10,241

Net income	$4,593	$5,597	$9,342	$17,688

Basic net income per share (Note 12)	$0.21	$0.26	$0.43	$0.82

Diluted net income per share (Note 12)	$0.21	$0.26	$0.43	$0.81

Basic weighted average common shares outstanding (Note 12)	21,623,221	21,593,927	21,618,624	21,592,974
Diluted weighted average common shares outstanding (Note 12)	21,777,325	21,844,946	21,819,696	21,740,957

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CARROLS RESTAURANT GROUP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009

(In thousands of dollars)

(Unaudited)

	2010	2009
Cash flows provided from operating activities:
Net income	$9,342	$17,688
Adjustments to reconcile net income to net cash provided from operating activities:
Loss on disposals of property and equipment	525	15
Stock-based compensation expense	1,232	1,055
Impairment and other lease charges	4,092	400
Depreciation and amortization	24,315	23,833
Amortization of deferred financing costs	713	732
Amortization of unearned purchase discounts	—	(1,616)
Amortization of deferred gains from sale-leaseback transactions	(2,510)	(2,363)
Gain on settlements of lease financing obligations	—	(76)
Accretion of interest on lease financing obligations	47	33
Deferred income taxes	248	1,299
Accrued income taxes	1,615	902
Changes in other operating assets and liabilities	(8,985)	5,039

Net cash provided from operating activities	30,634	46,941

Cash flows used for investing activities:
Capital expenditures:
New restaurant development	(9,783)	(7,887)
Restaurant remodeling	(8,572)	(10,073)
Other restaurant capital expenditures	(6,995)	(8,367)
Corporate and restaurant information systems	(962)	(3,624)

Total capital expenditures	(26,312)	(29,951)
Properties purchased for sale-leaseback	(3,695)	(1,260)
Proceeds from sale-leaseback transactions	5,891	5,454
Proceeds from sales of other properties	—	819

Net cash used for investing activities	(24,116)	(24,938)

Cash flows used for financing activities:
Borrowings on revolving credit facility	96,300	77,700
Repayments on revolving credit facility	(94,000)	(92,600)
Principal pre-payments on term loans	(1,023)	—
Scheduled principal payments on term loans	(8,912)	(6,000)
Principal payments on capital leases	(61)	(82)
Proceeds from lease financing obligations	—	835
Settlement of lease financing obligations	—	(1,945)
Financing costs associated with issuance of lease financing obligations	—	(4)
Proceeds from stock option exercises	33	—

Net cash used for financing activities	(7,663)	(22,096)

Net decrease in cash and cash equivalents	(1,145)	(93)
Cash and cash equivalents, beginning of period	4,402	3,399

Cash and cash equivalents, end of period	$3,257	$3,306

Supplemental disclosures:
Interest paid on long-term debt	$16,419	$17,803
Interest paid on lease financing obligations	$685	$926
Accruals for capital expenditures	$530	$318
Income taxes paid, net	$3,564	$8,040
Capital lease obligations incurred	$123	$—
Non-cash reduction of assets under lease financing obligations due to lease amendments	$—	$2,074
Non-cash reduction of lease financing obligations due to lease amendments	$—	$2,833

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CARROLS RESTAURANT GROUP, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS)

(in thousands of dollars except share and per share amounts)

1. Basis of Presentation

Business Description. At October 3, 2010, the Company operated, as franchisee, 306 quick-service restaurants under the trade name “Burger King” in 12 Northeastern, Midwestern and Southeastern states. At October 3, 2010, the Company also owned and operated 90 Pollo Tropical restaurants, of which 85 were located in Florida, four were in New Jersey and one was in Connecticut, and franchised a total of 29 Pollo Tropical restaurants, 21 in Puerto Rico, two in Ecuador, one in Honduras, one in the Bahamas, one in Trinidad and three on college campuses in Florida. At October 3, 2010, the Company owned and operated 156 Taco Cabana restaurants located primarily in Texas and franchised two Taco Cabana restaurants in New Mexico, one in Texas and one in Georgia.

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

Fiscal Year. The Company uses a 52-53 week fiscal year ending on the Sunday closest to December 31. All references herein to the fiscal years ended January 3, 2010 and December 28, 2008 will be referred to as the fiscal years ended December 31, 2009 and 2008, respectively. Similarly, all references herein to the three and nine months ended October 3, 2010 and September 27, 2009 will be referred to as the three and nine months ended September 30, 2010 and September 30, 2009, respectively. The year ended December 31, 2009 contained 53 weeks. The three and nine months ended September 30, 2010 and 2009 each contained thirteen and thirty-nine weeks, respectively.

Basis of Presentation. The accompanying unaudited consolidated financial statements for the three and nine months ended September 30, 2010 and 2009 have been prepared without an audit pursuant to the rules and regulations of the Securities and Exchange Commission and do not include certain of the information and the footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all normal and recurring adjustments considered necessary for a fair presentation of such financial statements have been included. The results of operations for the three and nine months ended September 30, 2010 and 2009 are not necessarily indicative of the results to be expected for the full year.

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

Fair Value of Financial Instruments. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants on the measurement date. In determining fair value, the accounting standards establish a three level hierarchy for inputs used in measuring fair value as follows: Level 1 inputs are quoted prices in active markets for identical assets or liabilities; Level 2 inputs are observable for the asset or liability, either directly or indirectly, including quoted prices in active markets for similar assets or liabilities; and Level 3 inputs are unobservable and reflect our own assumptions. The following methods were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate the fair value:

•	Current Assets and Liabilities. The carrying value of cash and accrued liabilities approximates fair value because of the short maturity of those instruments.

•

Senior Subordinated Notes. The fair values of outstanding senior subordinated notes are based on quoted market prices. The fair values at September 30, 2010 and December 31, 2009 were approximately $166.2 million and $167.5 million, respectively.

•

Revolving and Term Loan Facilities. Rates and terms under Carrols’ senior credit facility are favorable to debt with similar terms and maturities that could be obtained, if at all, at September 30, 2010. Given the lack of comparative information regarding such debt, including the lack of trading in Carrols’ Term A debt, it is not practicable to estimate the fair value of our existing borrowings under Carrols’ senior credit facility at September 30, 2010.

CARROLS RESTAURANT GROUP, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands of dollars except share and per share amounts)

Use of Estimates. The preparation of the financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Significant items subject to such estimates and assumptions, include: accrued occupancy costs, insurance liabilities, income taxes, evaluation for impairment of goodwill, long-lived assets and Burger King franchise rights and lease accounting matters. Actual results could differ from those estimates.

Subsequent Events. The Company evaluated for subsequent events through the issuance date of the Company’s financial statements. No subsequent events requiring disclosure were noted.

2. Stock-Based Compensation

Stock-based compensation expense for the three and nine months ended September 30, 2010 was $0.4 million and $1.2 million, respectively. As of September 30, 2010, the total non-vested stock-based compensation expense relating to the options and restricted shares was approximately $3.0 million and the Company expects to record an additional $0.4 million as compensation expense in 2010. At September 30, 2010, the remaining weighted average vesting period for stock options and restricted shares was 3.1 years and 1.5 years, respectively.

Stock Options

A summary of all option activity for the nine months ended September 30, 2010 was as follows:

	Number of Options	Weighted Average Exercise Price	Average Remaining Contractual Life	Aggregate Intrinsic Value (1)
Options outstanding at January 1, 2010	2,130,758	$9.86	4.8	$2,340
Granted	552,000	6.41
Exercised	(10,838)	2.77
Forfeited	(59,766)	9.67

Options outstanding at September 30, 2010	2,612,154	$9.16	4.5	$1,379

Vested or expected to vest at September 30, 2010	2,580,161	$9.19	4.5	$1,356

Options exercisable at September 30, 2010	1,214,954	$11.36	3.7	$440

(1)	The aggregate intrinsic value was calculated using the difference between the market price of the Company’s common stock at October 3, 2010 of $5.42 and the grant price for only those awards that had a grant price that was less than the market price of the Company’s common stock at October 3, 2010.

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

CARROLS RESTAURANT GROUP, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands of dollars except share and per share amounts)

The Company determined the fair value of the impaired long-lived assets at the restaurant level based on current economic conditions and historical experience. These fair value asset measurements rely on significant unobservable inputs and are considered Level 3 in the fair value hierarchy. The non-financial assets measured at fair value associated with impairment charges recorded in 2010 totaled $1.5 million and consist of restaurant equipment, which will be used in other Company restaurants and whose value was determined based upon the Company’s experience of amounts utilized from prior restaurant closures, and an owned restaurant property valued based on recent property sales in that restaurant’s trade area.

Impairment and other lease charges recorded on long-lived assets for the Company’s segments were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Burger King	$98	$31	$379	$59
Pollo Tropical	86	—	2,069	284
Taco Cabana	7	15	1,644	57

	$191	$46	$4,092	$400

During the nine months ended September 30, 2010, the Company recorded impairment and other lease charges of $4.1 million which included $1.4 million for an underperforming Pollo Tropical restaurant and $0.3 million to reduce the fair market value of a previously impaired Pollo Tropical restaurant. In addition, the Company recorded charges of $1.1 million for an underperforming Taco Cabana restaurant, $0.3 million to reduce the fair market value of a previously impaired Taco Cabana restaurant and $0.4 million associated with underperforming Burger King restaurants.

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

4. Goodwill and Franchise Rights

Goodwill. The Company is required to review goodwill for impairment annually, or more frequently when events and circumstances indicate that the carrying amount may be impaired. If the determined fair value of goodwill is less than the related carrying amount, an impairment loss is recognized. The Company performs its annual impairment assessment as of December 31 and does not believe circumstances have changed since the last assessment date which would make it necessary to reassess their values.

Goodwill balances are summarized below:

	Pollo Tropical	Taco Cabana	Burger King	Total
Balance, September 30, 2010	$56,307	$67,177	$1,450	$124,934

Burger King Franchise Rights. Amounts allocated to franchise rights for each Burger King acquisition are amortized using the straight-line method over the average remaining term of the acquired franchise agreements plus one twenty-year renewal period.

The Company assesses the potential impairment of Burger King franchise rights whenever events or changes in circumstances indicate that the carrying value may not be recoverable. If an indicator of potential impairment exists, an estimate of the aggregate undiscounted cash flows from the acquired restaurants is compared to the respective carrying value of franchise rights for each Burger King acquisition. If an asset is determined to be impaired, the loss is measured by the excess of the carrying amount of the asset over its fair value. There were no Burger King franchise rights determined to be impaired during the three and nine months ended September 30, 2010 and 2009.

CARROLS RESTAURANT GROUP, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands of dollars except share and per share amounts)

Amortization expense related to Burger King franchise rights was $799 and $784 for the three months ended September 30, 2010 and 2009, respectively, and $2,398 and $2,352 for the nine months ended September 30, 2010 and 2009, respectively. The Company estimates the amortization expense for the year ending December 31, 2010 and for each of the five succeeding years to be $3,197.

5. Long-term Debt

Long-term debt at September 30, 2010 and December 31, 2009 consisted of the following:

	September 30, 2010	December 31, 2009
Collateralized:
Senior Credit Facility-Revolving credit facility	$4,200	$1,900
Senior Credit Facility-Term loan A facility	95,065	105,000

Unsecured:
9% Senior Subordinated Notes	165,000	165,000
Capital leases	1,221	1,193

	265,486	273,093
Less: current portion	(14,918)	(12,985)

	$250,568	$260,108

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

The term loan and revolving credit borrowings under the senior credit facility bear interest at a per annum rate, at Carrols’ option, of either:

1) the applicable margin percentage ranging from 0% to 0.25% based on Carrols’ senior leverage ratio (as defined in the senior credit facility) plus the greater of (i) the prime rate or (ii) the federal funds rate for that day plus 0.5%; or

2) Adjusted LIBOR plus the applicable margin percentage in effect ranging from 1.0% to 1.5% based on Carrols’ senior leverage ratio. At October 3, 2010 the LIBOR margin percentage was 1.0%.

During the nine months ended September 30, 2010, Carrols made a required prepayment of approximately $1.0 million based on 25% of Carrols’ Excess Cash Flow for the year ended December 31, 2009, as defined. At October 3, 2010, outstanding borrowings under Term loan A were $95.1 million with the remaining balance due and payable as follows:

1) two quarterly installments of approximately $3.0 million beginning on December 31, 2010;

2) four quarterly installments of approximately $4.5 million beginning on June 30, 2011; and

3) four quarterly installments of approximately $17.8 million beginning on June 30, 2012.

After reserving $14.5 million for letters of credit guaranteed by the facility, $46.3 million was available for borrowings under the revolving credit facility at October 3, 2010.

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

CARROLS RESTAURANT GROUP, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands of dollars except share and per share amounts)

In general, Carrols’ obligations under the senior credit facility are guaranteed by the Company and all of Carrols’ material subsidiaries and are collateralized by a pledge of Carrols’ common stock and the stock of each of Carrols’ material subsidiaries. The senior credit facility contains certain covenants, including, without limitation, those limiting Carrols’ ability to incur indebtedness, incur liens, sell or acquire assets or businesses, change the nature of its business, engage in transactions with related parties, make certain investments or pay dividends. In addition, Carrols is required to meet certain financial ratios, including fixed charge coverage, senior leverage, and total leverage ratios (all as defined under the senior credit facility). Carrols was in compliance with the covenants under its senior credit facility as of October 3, 2010.

Senior Subordinated Notes. On December 15, 2004, Carrols issued $180 million of 9% Senior Subordinated Notes due 2013 (the “Notes”). The notes bear interest at a rate of 9% payable semi-annually on January 15 and July 15 and mature on January 15, 2013. At both October 3, 2010 and January 3, 2010, $165.0 million principal amount of the Notes were outstanding.

Restrictive covenants under the Indenture governing the Notes include limitations with respect to the Carrols’ ability to issue additional debt, incur liens, sell or acquire assets or businesses, pay dividends and make certain investments. Carrols was in compliance with the restrictive covenants in the Indenture governing the Notes as of October 3, 2010.

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

6. Income Taxes

The provision for income taxes for the three and nine months ended September 30, 2010 and 2009 was comprised of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Current	$2,620	$2,562	$5,207	$8,942
Deferred	166	532	248	1,299

	$2,786	$3,094	$5,455	$10,241

The provision for income taxes for the three and nine months ended September 30, 2010 was derived using an estimated effective annual income tax rate for 2010 of 36.6%, which excludes any discrete tax adjustments. Discrete tax adjustments increased the provision for income taxes by $108 and $38 in the three and nine months ended September 30, 2010, respectively.

The provision for income taxes for the three and nine months ended September 30, 2009 was derived using an estimated effective annual income tax rate for 2009 of 37.3%, which excludes any discrete tax adjustments. Discrete tax adjustments reduced the provision for income taxes by $130 and $187 in the three and nine months ended September 30, 2009, respectively.

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. As of September 30, 2010 and December 31, 2009, the Company had no unrecognized tax benefits and no accrued interest related to uncertain tax positions.

The tax years 2007-2009 remain open to examination by the major taxing jurisdictions to which the Company is subject. Although it is not reasonably possible to estimate the amount by which unrecognized tax benefits may increase within the next twelve months due to the uncertainties regarding the timing of any examinations, the Company does not expect unrecognized tax benefits to significantly change in the next twelve months.

CARROLS RESTAURANT GROUP, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands of dollars except share and per share amounts)

7. Other Liabilities, Long-Term

Other liabilities, long-term, at September 30, 2010 and December 31, 2009 consisted of the following:

	September 30,	December 31,
	2010	2009
Accrued occupancy costs	$12,555	$11,572
Accrued workers’ compensation costs	3,576	4,018
Deferred compensation	2,845	3,210
Other	3,532	3,521

	$22,508	$22,321

8. Postretirement Benefits

The Company provides postretirement medical and life insurance benefits covering Burger King administrative and restaurant management salaried employees who retire or terminate that qualify for such benefits. A December 31 measurement date is used for postretirement benefits.

The following summarizes the components of net periodic postretirement benefit income:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Service cost	$8	$6	$23	$21
Interest cost	27	30	81	84
Amortization of net gains and losses	24	27	73	69
Amortization of prior service credit	(90)	(93)	(270)	(265)

Net periodic postretirement benefit income	$(31)	$(30)	$(93)	$(91)

During the nine months ended September 30, 2010, the Company made contributions of $107 to its postretirement plan and expects to make additional contributions during 2010. Contributions made by the Company to its postretirement plan for the year ended December 31, 2009 were $153.

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

Interest expense associated with lease financing obligations, including settlement gains and losses, for the three months ended September 30, 2010 and 2009 was $0.2 million and $0.3 million, respectively, and for the nine months ended September 30, 2010 and 2009 was $0.7 million and $0.9 million, respectively.

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

The accounting policies of each segment are the same as those described in the summary of significant accounting policies included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. The following table includes Adjusted Segment EBITDA, which is the measure of segment profit or loss reported to the chief operating decision maker for purposes of allocating resources to the segments and assessing their performance. Adjusted Segment EBITDA is defined as earnings attributable to the applicable segment before interest, income taxes, depreciation and amortization, impairment losses and other lease charges, stock-based compensation expense, other income and gains and losses on extinguishment of debt.

The “Other” column includes corporate related items not allocated to reportable segments, including stock-based compensation expense. Other identifiable assets consist primarily of cash, certain other assets, corporate property and equipment, including restaurant information systems expenditures, goodwill and deferred income taxes.

CARROLS RESTAURANT GROUP, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands of dollars except share and per share amounts)

Three Months Ended	Pollo Tropical	Taco Cabana	Burger King	Other	Consolidated
September 30, 2010:
Total revenues	$47,567	$63,702	$90,356	$—	$201,625
Cost of sales	15,020	18,939	26,134	—	60,093
Restaurant wages and related expenses	11,417	19,390	28,199	21	59,027
General and administrative expenses (1)	3,195	2,287	6,138	402	12,022
Depreciation and amortization	2,004	2,226	3,394	456	8,080
Adjusted Segment EBITDA	7,489	6,483	6,394
Capital expenditures, including acquisitions	3,842	3,395	2,658	252	10,147

September 30, 2009:
Total revenues	$44,021	$63,013	$94,132	$—	$201,166
Cost of sales	14,379	18,074	25,209	—	57,662
Restaurant wages and related expenses	10,689	19,030	29,339	51	59,109
General and administrative expenses (1)	2,771	2,877	6,822	296	12,766
Depreciation and amortization	2,014	2,249	3,407	410	8,080
Adjusted Segment EBITDA	6,294	6,662	8,822
Capital expenditures, including acquisitions	697	2,924	8,475	547	12,643

Nine Months Ended
September 30, 2010:
Total revenues	$139,873	$189,941	$271,431	$—	$601,245
Cost of sales	44,880	56,644	80,736	—	182,260
Restaurant wages and related expenses	34,241	58,041	85,441	49	177,772
General and administrative expenses (1)	8,862	7,881	19,270	1,183	37,196
Depreciation and amortization	5,876	6,744	10,344	1,351	24,315
Adjusted Segment EBITDA	22,361	20,117	15,702
Capital expenditures, including acquisitions	7,667	8,261	9,422	962	26,312

September 30, 2009:
Total revenues	$132,737	$189,543	$284,163	$—	$606,443
Cost of sales	43,585	54,960	76,739	—	175,284
Restaurant wages and related expenses	32,553	56,029	88,158	156	176,896
General and administrative expenses (1)	7,572	8,729	21,482	899	38,682
Depreciation and amortization	5,936	6,708	10,056	1,133	23,833
Adjusted Segment EBITDA	19,526	22,906	24,894
Capital expenditures, including acquisitions	1,901	9,503	14,923	3,624	29,951

Identifiable Assets:
At September 30, 2010	$52,698	$64,942	$145,146	$171,419	$434,205
At December 31, 2009	52,802	67,342	146,679	173,154	439,977

(1)	For the Pollo Tropical and Taco Cabana segments, such amounts include general and administrative expenses related directly to each segment. For the Burger King segment such amounts include general and administrative expenses related directly to the Burger King segment as well as expenses associated with administrative support to all three of the Company’s segments including executive management, information systems and certain accounting, legal and other administrative functions.

CARROLS RESTAURANT GROUP, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands of dollars except share and per share amounts)

A reconciliation of Adjusted Segment EBITDA to consolidated net income is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Adjusted Segment EBITDA:
Pollo Tropical	$7,489	$6,294	$22,361	$19,526
Taco Cabana	6,483	6,662	20,117	22,906
Burger King	6,394	8,822	15,702	24,894

Less:
Depreciation and amortization	8,080	8,080	24,315	23,833
Impairment and other lease charges	191	46	4,092	400
Interest expense	4,693	4,834	14,144	14,908
Provision for income taxes	2,786	3,094	5,455	10,241
Stock-based compensation expense	423	347	1,232	1,055
Other income	(400)	(220)	(400)	(799)

Net income	$4,593	$5,597	$9,342	$17,688

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

CARROLS RESTAURANT GROUP, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands of dollars except share and per share amounts)

The following table is a reconciliation of the net income and share amounts used in the calculation of basic net income per share and diluted net income per share:

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Basic net income per share:
Net income	$4,593	$5,597	$9,342	$17,688
Weighted average common shares outstanding	21,623,221	21,593,927	21,618,624	21,592,974

Basic net income per share	$0.21	$0.26	$0.43	$0.82

Diluted net income per share:
Net income for diluted net income per share	$4,593	$5,597	$9,342	$17,688
Shares used in computed basic net income per share	21,623,221	21,593,927	21,618,624	21,592,974
Dilutive effect of restricted shares and stock options	154,104	251,019	201,072	147,983

Shares used in computed diluted net income per share	21,777,325	21,844,946	21,819,696	21,740,957

Diluted net income per share	$0.21	$0.26	$0.43	$0.81

Shares excluded from diluted net income per share computation (1)	2,137,039	1,613,242	2,109,818	1,810,089

(1)	These shares were not included in the computation of diluted net income per share because they would have been antidilutive for the periods presented.

13. Comprehensive Income

The items that currently impact the Company’s other comprehensive income are changes in postretirement benefit obligations, net of tax.

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Net income	$4,593	$5,597	$9,342	$17,688
Change in postretirement benefit obligation, net of tax	—	—	10	—

Comprehensive income	$4,593	$5,597	$9,352	$17,688

14. Other Income

During the three months ended September 30, 2010, the Company recorded a gain of $0.4 million related to a property insurance recovery from a fire at a Burger King restaurant. During the three months ended September 30, 2009, the Company recorded a gain of $0.2 million related to the sale of a non-operating property. During the nine months ended September 30, 2009, the Company also recorded a gain of $0.6 million related to an insurance recovery for damages to Taco Cabana restaurants during Hurricane Ike.

15. Recent Accounting Developments

There are currently no recent accounting pronouncements which had or are expected to have a material impact on the Company’s consolidated financial statements as of the date of this report.

ITEM  1—INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

CARROLS CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands of dollars except share and per share amounts)

(Unaudited)

	September 30,	December 31,
	2010	2009
ASSETS
Current assets:
Cash and cash equivalents	$3,257	$4,402
Trade and other receivables	6,872	5,971
Inventories	4,988	5,935
Prepaid rent	3,956	3,928
Prepaid expenses and other current assets	5,847	4,835
Refundable income taxes	—	1,185
Deferred income taxes	4,834	4,834

Total current assets	29,754	31,090
Property and equipment, net	191,892	192,724
Franchise rights, net (Note 4)	71,276	73,674
Goodwill (Note 4)	124,934	124,934
Intangible assets, net	447	543
Franchise agreements, at cost less accumulated amortization of $6,011 and $5,854, respectively	5,675	5,924
Deferred income taxes	1,687	1,935
Other assets	8,540	9,153

Total assets	$434,205	$439,977

LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
Current portion of long-term debt (Note 5)	$14,918	$12,985
Accounts payable	14,875	15,983
Accrued interest	3,160	6,880
Accrued payroll, related taxes and benefits	17,252	21,454
Accrued income taxes	430	—
Accrued real estate taxes	4,663	4,780
Other liabilities	10,836	9,061

Total current liabilities	66,134	71,143

Long-term debt, net of current portion (Note 5)	250,568	260,108
Lease financing obligations (Note 9)	10,046	9,999
Deferred income—sale-leaseback of real estate	41,224	43,088
Accrued postretirement benefits (Note 8)	1,704	1,914
Other liabilities (Note 7)	22,453	22,271

Total liabilities	392,129	408,523

Commitments and contingencies (Note 11)

Stockholder’s equity:
Common stock, par value $1; authorized 1,000 shares, issued and outstanding—10 shares	—	—
Additional paid-in capital	(4,469)	(5,734)
Retained earnings	44,872	35,525
Accumulated other comprehensive income (Note 12)	1,673	1,663

Total stockholder’s equity	42,076	31,454

Total liabilities and stockholder’s equity	$434,205	$439,977

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CARROLS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009

(In thousands of dollars)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Revenues:
Restaurant sales	$201,272	$200,802	$600,080	$605,326
Franchise royalty revenues and fees	353	364	1,165	1,117

Total revenues	201,625	201,166	601,245	606,443

Costs and expenses:
Cost of sales	60,093	57,662	182,260	175,284
Restaurant wages and related expenses (including stock-based compensation expense of $21, $51, $49 and $156, respectively)	59,027	59,109	177,772	176,896
Restaurant rent expense	12,035	12,383	36,623	37,217
Other restaurant operating expenses	29,649	29,841	86,986	88,541
Advertising expense	8,856	7,974	23,460	23,552
General and administrative (including stock-based compensation expense of $402, $296, $1,183 and $899, respectively)	12,020	12,764	37,191	38,677
Depreciation and amortization	8,080	8,080	24,315	23,833
Impairment and other lease charges (Note 3)	191	46	4,092	400
Other income (Note 13)	(400)	(220)	(400)	(799)

Total costs and expenses	189,551	187,639	572,299	563,601

Income from operations	12,074	13,527	28,946	42,842
Interest expense	4,693	4,834	14,144	14,908

Income before income taxes	7,381	8,693	14,802	27,934
Provision for income taxes (Note 6)	2,786	3,094	5,455	10,241

Net income	$4,595	$5,599	$9,347	$17,693

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CARROLS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009

(In thousands of dollars)

(Unaudited)

	2010	2009
Cash flows provided from operating activities:
Net income	$9,347	$17,693
Adjustments to reconcile net income to net cash provided from operating activities:
Loss on disposals of property and equipment	525	15
Stock-based compensation expense	1,232	1,055
Impairment and other lease charges	4,092	400
Depreciation and amortization	24,315	23,833
Amortization of deferred financing costs	713	732
Amortization of unearned purchase discounts	—	(1,616)
Amortization of deferred gains from sale-leaseback transactions	(2,510)	(2,363)
Gain on settlements of lease financing obligations	—	(76)
Accretion of interest on lease financing obligations	47	33
Deferred income taxes	248	1,299
Accrued income taxes	1,615	902
Changes in other operating assets and liabilities	(8,990)	5,034

Net cash provided from operating activities	30,634	46,941

Cash flows used for investing activities:
Capital expenditures:
New restaurant development	(9,783)	(7,887)
Restaurant remodeling	(8,572)	(10,073)
Other restaurant capital expenditures	(6,995)	(8,367)
Corporate and restaurant information systems	(962)	(3,624)

Total capital expenditures	(26,312)	(29,951)
Properties purchased for sale-leaseback	(3,695)	(1,260)
Proceeds from sale-leaseback transactions	5,891	5,454
Proceeds from sales of other properties	—	819

Net cash used for investing activities	(24,116)	(24,938)

Cash flows used for financing activities:
Borrowings on revolving credit facility	96,300	77,700
Repayments on revolving credit facility	(94,000)	(92,600)
Principal pre-payments on term loans	(1,023)	—
Scheduled principal payments on term loans	(8,912)	(6,000)
Principal payments on capital leases	(61)	(82)
Proceeds from lease financing obligations	—	835
Settlement of lease financing obligations	—	(1,945)
Financing costs associated with issuance of lease financing obligations	—	(4)
Proceeds from stock option exercises	33	—

Net cash used for financing activities	(7,663)	(22,096)

Net decrease in cash and cash equivalents	(1,145)	(93)
Cash and cash equivalents, beginning of period	4,402	3,399

Cash and cash equivalents, end of period	$3,257	$3,306

Supplemental disclosures:
Interest paid on long-term debt	$16,419	$17,803
Interest paid on lease financing obligations	$685	$926
Accruals for capital expenditures	$530	$318
Income taxes paid, net	$3,564	$8,040
Capital lease obligations incurred	$123	$—
Non-cash reduction of assets under lease financing obligations due to lease amendments	$—	$2,074
Non-cash reduction of lease financing obligations due to lease amendments	$—	$2,833

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CARROLS CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands of dollars, except share and per share amounts)

1. Basis of Presentation

Business Description. At October 3, 2010, the Company operated, as franchisee, 306 quick-service restaurants under the trade name “Burger King” in 12 Northeastern, Midwestern and Southeastern states. At October 3, 2010, the Company also owned and operated 90 Pollo Tropical restaurants, of which 85 were located in Florida, four were in New Jersey and one was in Connecticut, and franchised a total of 29 Pollo Tropical restaurants, 21 in Puerto Rico, two in Ecuador, one in Honduras, one in the Bahamas, one in Trinidad and three on college campuses in Florida. At October 3, 2010, the Company owned and operated 156 Taco Cabana restaurants located primarily in Texas and franchised two Taco Cabana restaurants in New Mexico, one in Texas and one in Georgia.

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

Fiscal Year. The Company uses a 52-53 week fiscal year ending on the Sunday closest to December 31. All references herein to the fiscal years ended January 3, 2010 and December 28, 2008 will be referred to as the fiscal years ended December 31, 2009 and 2008, respectively. Similarly, all references herein to the three and nine months ended October 3, 2010 and September 27, 2009 will be referred to as the three and nine months ended September 30, 2010 and September 30, 2009, respectively. The year ended December 31, 2009 contained 53 weeks. The three and nine months ended September 30, 2010 and 2009 each contained thirteen and thirty-nine weeks, respectively.

Basis of Presentation. The accompanying unaudited consolidated financial statements for the three and nine months ended September 30, 2010 and 2009 have been prepared without an audit pursuant to the rules and regulations of the Securities and Exchange Commission and do not include certain of the information and the footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all normal and recurring adjustments considered necessary for a fair presentation of such financial statements have been included. The results of operations for the three and nine months ended September 30, 2010 and 2009 are not necessarily indicative of the results to be expected for the full year.

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

Fair Value of Financial Instruments. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants on the measurement date. In determining fair value, the accounting standards establish a three level hierarchy for inputs used in measuring fair value as follows: Level 1 inputs are quoted prices in active markets for identical assets or liabilities; Level 2 inputs are observable for the asset or liability, either directly or indirectly, including quoted prices in active markets for similar assets or liabilities; and Level 3 inputs are unobservable and reflect our own assumptions. The following methods were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate the fair value:

•	Current Assets and Liabilities. The carrying value of cash and accrued liabilities approximates fair value because of the short maturity of those instruments.

•

Senior Subordinated Notes. The fair values of outstanding senior subordinated notes are based on quoted market prices. The fair values at September 30, 2010 and December 31, 2009 were approximately $166.2 million and $167.5 million, respectively.

•

Revolving and Term Loan Facilities. Rates and terms under the Company’s senior credit facility are favorable to debt with similar terms and maturities that could be obtained, if at all, at September 30, 2010. Given the lack of comparative information regarding such debt, including the lack of trading in our Term A debt, it is not practicable to estimate the fair value of existing borrowings under the Company’s senior credit facility at September 30, 2010.

CARROLS CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands of dollars, except share and per share amounts)

Use of Estimates. The preparation of the financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Significant items subject to such estimates and assumptions, include: accrued occupancy costs, insurance liabilities, income taxes, evaluation for impairment of goodwill, long-lived assets and Burger King franchise rights and lease accounting matters. Actual results could differ from those estimates.

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

2. Stock-Based Compensation

Stock based compensation expense for the three and nine months ended September 30, 2010 was $0.4 million and $1.2 million, respectively. As of September 30, 2010, the total non-vested stock-based compensation expense relating to the options and restricted shares was approximately $3.0 million and the Company expects to record an additional $0.4 million as compensation expense in 2010. At September 30, 2010, the remaining weighted average vesting period for stock options and restricted shares was 3.1 years and 1.5 years, respectively.

Stock Options

A summary of all option activity for the nine months ended September 30, 2010 was as follows:

	Number of Options	Weighted Average Exercise Price	Average Remaining Contractual Life	Aggregate Intrinsic Value (1)
Options outstanding at January 1, 2010	2,130,758	$9.86	4.8	$2,340
Granted	552,000	6.41
Exercised	(10,838)	2.77
Forfeited	(59,766)	9.67

Options outstanding at September 30, 2010	2,612,154	$9.16	4.5	$1,379

Vested or expected to vest at September 30, 2010	2,580,161	$9.19	4.5	$1,356

Options exercisable at September 30, 2010	1,214,954	$11.36	3.7	$440

(1)	The aggregate intrinsic value was calculated using the difference between the market price of Carrols Restaurant Group’s common stock at October 3, 2010 of $5.42 and the grant price for only those awards that had a grant price that was less than the market price of Carrols Restaurant Group’s common stock at October 3, 2010.

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

CARROLS CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands of dollars, except share and per share amounts)

The Company determined the fair value of the impaired long-lived assets at the restaurant level based on current economic conditions and historical experience. These fair value asset measurements rely on significant unobservable inputs and are considered Level 3 in the fair value hierarchy. The non-financial assets measured at fair value associated with impairment charges recorded in 2010 totaled $1.5 million and consist of restaurant equipment, which will be used in other Company restaurants and whose value was determined based upon the Company’s experience of amounts utilized from prior restaurant closures, and an owned restaurant property valued based on recent property sales in that restaurant’s trade area.

Impairment and other lease charges recorded on long-lived assets for the Company’s segments were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Burger King	$98	$31	$379	$59
Pollo Tropical	86	—	2,069	284
Taco Cabana	7	15	1,644	57

	$191	$46	$4,092	$400

During the nine months ended September 30, 2010, the Company recorded impairment and other lease charges of $4.1 million which included $1.4 million for an underperforming Pollo Tropical restaurant and $0.3 million to reduce the fair market value of a previously impaired Pollo Tropical restaurant. In addition, the Company recorded charges of $1.1 million for an underperforming Taco Cabana restaurant, $0.3 million to reduce the fair market value of a previously impaired Taco Cabana restaurant and $0.4 million associated with underperforming Burger King restaurants.

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

4. Goodwill and Franchise Rights

Goodwill. The Company is required to review goodwill for impairment annually, or more frequently when events and circumstances indicate that the carrying amount may be impaired. If the determined fair value of goodwill is less than the related carrying amount, an impairment loss is recognized. The Company performs its annual impairment assessment as of December 31 and does not believe circumstances have changed since the last assessment date which would make it necessary to reassess their values.

Goodwill balances are summarized below:

	Pollo Tropical	Taco Cabana	Burger King	Total
Balance, September 30, 2010	$56,307	$67,177	$1,450	$124,934

Burger King Franchise Rights. Amounts allocated to franchise rights for each Burger King acquisition are amortized using the straight-line method over the average remaining term of the acquired franchise agreements plus one twenty-year renewal period.

The Company assesses the potential impairment of Burger King franchise rights whenever events or changes in circumstances indicate that the carrying value may not be recoverable. If an indicator of potential impairment exists, an estimate of the aggregate undiscounted cash flows from the acquired restaurants is compared to the respective carrying value of franchise rights for each Burger King acquisition. If an asset is determined to be impaired, the loss is measured by the excess of the carrying amount of the asset over its fair value. There were no Burger King franchise rights determined to be impaired during the three and nine months ended September 30, 2010 and 2009.

CARROLS CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands of dollars, except share and per share amounts)

Amortization expense related to Burger King franchise rights was $799 and $784 for the three months ended September 30, 2010 and 2009, respectively, and $2,398 and $2,352 for the nine months ended September 30, 2010 and 2009, respectively. The Company estimates the amortization expense for the year ending December 31, 2010 and for each of the five succeeding years to be $3,197.

5. Long-term Debt

Long-term debt at September 30, 2010 and December 31, 2009 consisted of the following:

	September 30, 2010	December 31, 2009
Collateralized:
Senior Credit Facility-Revolving credit facility	$4,200	$1,900
Senior Credit Facility-Term loan A facility	95,065	105,000

Unsecured:
9% Senior Subordinated Notes	165,000	165,000
Capital leases	1,221	1,193

	265,486	273,093
Less: current portion	(14,918)	(12,985)

	$250,568	$260,108

Senior Credit Facility. On March 9, 2007, the Company terminated and replaced its prior senior credit facility with a new senior credit facility with a syndicate of lenders. The Company’s credit facility initially totaled approximately $185 million, consisting of $120 million principal amount of term loan A borrowings maturing on March 9, 2013 (or earlier on September 30, 2012 if the 9% Senior Subordinated Notes due 2013 are not refinanced by June 30, 2012) and a $65.0 million revolving credit facility (including a sub limit of up to $25.0 million for letters of credit and up to $5.0 million for swingline loans), maturing on March 9, 2012.

The term loan and revolving credit borrowings under the senior credit facility bear interest at a per annum rate, at the Company’s option, of either:

1) the applicable margin percentage ranging from 0% to 0.25% based on the Company’s senior leverage ratio (as defined in the senior credit facility) plus the greater of (i) the prime rate or (ii) the federal funds rate for that day plus 0.5%; or

2) Adjusted LIBOR plus the applicable margin percentage in effect ranging from 1.0% to 1.5% based on the Company’s senior leverage ratio. At October 3, 2010 the LIBOR margin percentage was 1.0%.

During the nine months ended September 30, 2010, the Company made a required prepayment of approximately $1.0 million based on 25% of the Company’s Excess Cash Flow for the year ended December 31, 2009, as defined. At October 3, 2010, outstanding borrowings under Term loan A were $95.1 million with the remaining balance due and payable as follows:

1) two quarterly installments of approximately $3.0 million beginning on December 31, 2010;

2) four quarterly installments of approximately $4.5 million beginning on June 30, 2011; and

3) four quarterly installments of approximately $17.8 million beginning on June 30, 2012.

After reserving $14.5 million for letters of credit guaranteed by the facility, $46.3 million was available for borrowings under the revolving credit facility at October 3, 2010.

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

CARROLS CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands of dollars, except share and per share amounts)

In general, the Company’s obligations under the senior credit facility are guaranteed by Carrols Restaurant Group and all of the Company’s material subsidiaries and are collateralized by a pledge of the Company’s common stock and the stock of each of the Company’s material subsidiaries. The senior credit facility contains certain covenants, including, without limitation, those limiting the Company’s ability to incur indebtedness, incur liens, sell or acquire assets or businesses, change the nature of its business, engage in transactions with related parties, make certain investments or pay dividends. In addition, the Company is required to meet certain financial ratios, including fixed charge coverage, senior leverage, and total leverage ratios (all as defined under the senior credit facility). The Company was in compliance with the covenants under its senior credit facility as of October 3, 2010.

Senior Subordinated Notes. On December 15, 2004, the Company issued $180 million of 9% Senior Subordinated Notes due 2013 (the “Notes”). The notes bear interest at a rate of 9% payable semi-annually on January 15 and July 15 and mature on January 15, 2013. At both October 3, 2010 and January 3, 2010, $165.0 million principal amount of the Notes were outstanding.

Restrictive covenants under the Indenture governing the Notes include limitations with respect to the Company’s ability to issue additional debt, incur liens, sell or acquire assets or businesses, pay dividends and make certain investments. Carrols was in compliance with the restrictive covenants in the Indenture governing the Notes as of October 3, 2010.

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

6. Income Taxes

The provision for income taxes for the three and nine months ended September 30, 2010 and 2009 was comprised of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Current	$2,620	$2,562	$5,207	$8,942
Deferred	166	532	248	1,299

	$2,786	$3,094	$5,455	$10,241

The provision for income taxes for the three and nine months ended September 30, 2010 was derived using an estimated effective annual income tax rate for 2010 of 36.6%, which excludes any discrete tax adjustments. Discrete tax adjustments increased the provision for income taxes by $108 and $38 in the three and nine months ended September 30, 2010, respectively.

The provision for income taxes for the three and nine months ended September 30, 2009 was derived using an estimated effective annual income tax rate for 2009 of 37.3%, which excludes any discrete tax adjustments. Discrete tax adjustments reduced the provision for income taxes by $130 and $187 in both the three and nine months ended September 30, 2009.

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. As of September 30, 2010 and December 31, 2009, the Company had no unrecognized tax benefits and no accrued interest related to uncertain tax positions.

The tax years 2007-2009 remain open to examination by the major taxing jurisdictions to which the Company is subject. Although it is not reasonably possible to estimate the amount by which unrecognized tax benefits may increase within the next twelve months due to the uncertainties regarding the timing of any examinations, the Company does not expect unrecognized tax benefits to significantly change in the next twelve months.

CARROLS CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands of dollars, except share and per share amounts)

7. Other Liabilities, Long-Term

Other liabilities, long-term, at September 30, 2010 and December 31, 2009 consisted of the following:

	September 30, 2010	December 31, 2009
Accrued occupancy costs	$12,555	$11,572
Accrued workers’ compensation costs	3,576	4,018
Deferred compensation	2,845	3,210
Other	3,477	3,471

	$22,453	$22,271

8. Postretirement Benefits

The Company provides postretirement medical and life insurance benefits covering Burger King administrative and restaurant management salaried employees who retire or terminate that qualify for such benefits. A December 31 measurement date is used for postretirement benefits.

The following summarizes the components of net periodic postretirement benefit income:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Service cost	$8	$6	$23	$21
Interest cost	27	30	81	84
Amortization of net gains and losses	24	27	73	69
Amortization of prior service credit	(90)	(93)	(270)	(265)

Net periodic postretirement benefit income	$(31)	$(30)	$(93)	$(91)

During the three months ended September 30, 2010, the Company made contributions of $107 to its postretirement plan and expects to make additional contributions during 2010. Contributions made by the Company to its postretirement plan for the year ended December 31, 2009 were $153.

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

CARROLS CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands of dollars, except share and per share amounts)

Interest expense associated with lease financing obligations, including settlement gains and losses, for the three months ended September 30, 2010 and 2009 was $0.2 million and $0.3 million, respectively and for the nine months ended September 30, 2010 and 2009 was $0.7 million and $0.9 million, respectively.

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

The accounting policies of each segment are the same as those described in the summary of significant accounting policies included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. The following table includes Adjusted Segment EBITDA, which is the measure of segment profit or loss reported to the chief operating decision maker for purposes of allocating resources to the segments and assessing their performance. Adjusted Segment EBITDA is defined as earnings attributable to the applicable segment before interest, income taxes, depreciation and amortization, impairment losses and other lease charges, stock-based compensation expense, other income and gains and losses on extinguishment of debt.

The “Other” column includes corporate related items not allocated to reportable segments, including stock-based compensation expense. Other identifiable assets consist primarily of cash, certain other assets, corporate property and equipment, including restaurant information systems expenditures, goodwill and deferred income taxes.

CARROLS CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands of dollars, except share and per share amounts)

Three Months Ended	Pollo Tropical	Taco Cabana	Burger King	Other	Consolidated
September 30, 2010:
Total revenues	$47,567	$63,702	$90,356	$—	$201,625
Cost of sales	15,020	18,939	26,134	—	60,093
Restaurant wages and related expenses	11,417	19,390	28,199	21	59,027
General and administrative expenses (1)	3,193	2,287	6,138	402	12,020
Depreciation and amortization	2,004	2,226	3,394	456	8,080
Adjusted Segment EBITDA	7,491	6,483	6,394
Capital expenditures, including acquisitions	3,842	3,395	2,658	252	10,147

September 30, 2009:
Total revenues	$44,021	$63,013	$94,132	$—	$201,166
Cost of sales	14,379	18,074	25,209	—	57,662
Restaurant wages and related expenses	10,689	19,030	29,339	51	59,109
General and administrative expenses (1)	2,769	2,877	6,822	296	12,764
Depreciation and amortization	2,014	2,249	3,407	410	8,080
Adjusted Segment EBITDA	6,296	6,662	8,822
Capital expenditures, including acquisitions	697	2,924	8,475	547	12,643

Nine Months Ended
September 30, 2010:
Total revenues	$139,873	$189,941	$271,431	$—	$601,245
Cost of sales	44,880	56,644	80,736	—	182,260
Restaurant wages and related expenses	34,241	58,041	85,441	49	177,772
General and administrative expenses (1)	8,857	7,881	19,270	1,183	37,191
Depreciation and amortization	5,876	6,744	10,344	1,351	24,315
Adjusted Segment EBITDA	22,366	20,117	15,702
Capital expenditures, including acquisitions	7,667	8,261	9,422	962	26,312

September 30, 2009:
Total revenues	$132,737	$189,543	$284,163	$—	$606,443
Cost of sales	43,585	54,960	76,739	—	175,284
Restaurant wages and related expenses	32,553	56,029	88,158	156	176,896
General and administrative expenses (1)	7,567	8,729	21,482	899	38,677
Depreciation and amortization	5,936	6,708	10,056	1,133	23,833
Adjusted Segment EBITDA	19,531	22,906	24,894
Capital expenditures, including acquisitions	1,901	9,503	14,923	3,624	29,951

Identifiable Assets:
At September 30, 2010	$52,698	$64,942	$145,146	$171,419	$434,205
At December 31, 2009	52,802	67,342	146,679	173,154	439,977

(1)	For the Pollo Tropical and Taco Cabana segments, such amounts include general and administrative expenses related directly to each segment. For the Burger King segment such amounts include general and administrative expenses related directly to the Burger King segment as well as expenses associated with administrative support to all of the Company’s segments including executive management, information systems and certain accounting, legal and other administrative functions.

CARROLS CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands of dollars, except share and per share amounts)

A reconciliation of Adjusted Segment EBITDA to consolidated net income is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Adjusted Segment EBITDA:
Pollo Tropical	$7,491	$6,296	$22,366	$19,531
Taco Cabana	6,483	6,662	20,117	22,906
Burger King	6,394	8,822	15,702	24,894

Less:
Depreciation and amortization	8,080	8,080	24,315	23,833
Impairment and other lease charges	191	46	4,092	400
Interest expense	4,693	4,834	14,144	14,908
Provision for income taxes	2,786	3,094	5,455	10,241
Stock-based compensation expense	423	347	1,232	1,055
Other income	(400)	(220)	(400)	(799)

Net income	$4,595	$5,599	$9,347	$17,693

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

CARROLS CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands of dollars, except share and per share amounts)

12. Comprehensive income

The items that currently impact the Company’s other comprehensive income are changes in the postretirement benefit obligations, net of tax.

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Net income	$4,595	$5,599	$9,347	$17,693
Change in postretirement benefit obligation, net of tax	—	—	10	—

Comprehensive income	$4,595	$5,599	$9,357	$17,693

13. Other Income

During the three months ended September 30, 2010, the Company recorded a gain of $0.4 million related to a property insurance recovery from a fire at a Burger King restaurant. During the three months ended September 30, 2009, the Company recorded a gain of $0.2 million related to the sale of a non-operating property. During the nine months ended September 30, 2009, the Company also recorded a gain of $0.6 million related to an insurance recovery for damages to Taco Cabana restaurants during Hurricane Ike.

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

Cabana Beverages, Inc.

Cabana Bevco LLC

Carrols LLC

Carrols Realty Holdings Corp.

Carrols Realty I Corp.

Carrols Realty II Corp.

Carrols J.G. Corp.

Quanta Advertising Corp.

Pollo Franchise, Inc.

Pollo Operations, Inc.

Taco Cabana, Inc.

TP Acquisition Corp.

TC Bevco LLC

T.C. Management, Inc.

TC Lease Holdings III, V and VI, Inc.

Get Real, Inc.

Texas Taco Cabana, L.P.

TPAQ Holding Corporation

The following supplemental financial information sets forth on a consolidating basis, balance sheets as of September 30, 2010 and December 31, 2009 for the Parent Company only, Guarantor Subsidiaries and for the Company and the related statements of operations for the three and nine months ended September 30, 2010 and 2009, and cash flows for the nine months ended September 30, 2010 and 2009.

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

CARROLS CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONSOLIDATING BALANCE SHEET

September 30, 2010

(In thousands of dollars)

(Unaudited)

	Parent Company Only	Guarantor Subsidiaries	Eliminations	Consolidated Total
ASSETS
Current assets:
Cash and cash equivalents	$33	$3,224	$—	$3,257
Trade and other receivables	538	6,334	—	6,872
Inventories	—	4,988	—	4,988
Prepaid rent	5	3,951	—	3,956
Prepaid expenses and other current assets	1,205	4,642	—	5,847
Refundable income taxes	—	—	—	—
Deferred income taxes	88	4,746	—	4,834

Total current assets	1,869	27,885	—	29,754
Property and equipment, net	10,856	267,166	(86,130)	191,892
Franchise rights, net	—	71,276	—	71,276
Goodwill	—	124,934	—	124,934
Intangible assets, net	—	447	—	447
Franchise agreements, net	—	5,675	—	5,675
Intercompany receivable (payable)	120,334	(150,109)	29,775	—
Investment in subsidiaries	177,280	—	(177,280)	—
Deferred income taxes	2,517	3,149	(3,979)	1,687
Other assets	3,823	6,878	(2,161)	8,540

Total assets	$316,679	$357,301	$(239,775)	$434,205

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Current portion of long-term debt	$14,854	$64	$—	$14,918
Accounts payable	3,635	11,240	—	14,875
Accrued interest	3,160	—	—	3,160
Accrued payroll, related taxes and benefits	(929)	18,181	—	17,252
Accrued income taxes payable	430	—	—	430
Accrued real estate taxes	—	4,663	—	4,663
Other liabilities	235	10,601	—	10,836

Total current liabilities	21,385	44,749	—	66,134

Long-term debt, net of current portion	249,411	1,157	—	250,568
Lease financing obligations	—	129,905	(119,859)	10,046
Deferred income—sale-leaseback of real estate	—	23,800	17,424	41,224
Accrued postretirement benefits	1,704	—	—	1,704
Other liabilities	2,103	18,598	1,752	22,453

Total liabilities	274,603	218,209	(100,683)	392,129
Commitments and contingencies
Stockholder’s equity	42,076	139,092	(139,092)	42,076

Total liabilities and stockholder’s equity	$316,679	$357,301	$(239,775)	$434,205

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

CARROLS CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONSOLIDATING STATEMENT OF OPERATIONS

Three Months Ended September 30, 2010

(In thousands of dollars)

(Unaudited)

	Parent Company Only	Guarantor Subsidiaries	Eliminations	Consolidated Total
Revenues:
Restaurant sales	$—	$201,272	$—	$201,272
Franchise royalty revenues and fees	—	353	—	353

Total revenues	—	201,625	—	201,625

Costs and expenses:
Cost of sales	—	60,093	—	60,093
Restaurant wages and related expenses (including stock based compensation expense of $21)	—	59,027	—	59,027
Restaurant rent expense	—	9,690	2,345	12,035
Other restaurant operating expenses	—	29,649	—	29,649
Advertising expense	—	8,856	—	8,856
General and administrative (including stock based compensation expense of $402)	1,996	10,024	—	12,020
Depreciation and amortization	—	8,610	(530)	8,080
Impairment and other lease charges	—	191	—	191
Other income	—	(400)	—	(400)

Total costs and expenses	1,996	185,740	1,815	189,551

Income (loss) from operations	(1,996)	15,885	(1,815)	12,074
Interest expense	4,406	2,986	(2,699)	4,693
Intercompany interest allocations	(4,556)	4,556	—	—

Income (loss) before income taxes	(1,846)	8,343	884	7,381
Provision (benefit) for income taxes	(433)	2,954	265	2,786
Equity income from subsidiaries	6,008	—	(6,008)	—

Net income	$4,595	$5,389	$(5,389)	$4,595

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

CARROLS CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONSOLIDATING STATEMENT OF OPERATIONS

Nine Months Ended September 30, 2010

(In thousands of dollars)

(Unaudited)

	Parent Company Only	Guarantor Subsidiaries	Eliminations	Consolidated Total
Revenues:
Restaurant sales	$—	$600,080	$—	$600,080
Franchise royalty revenues and fees	—	1,165	—	1,165

Total revenues	—	601,245	—	601,245

Costs and expenses:
Cost of sales	—	182,260	—	182,260
Restaurant wages and related expenses (including stock based compensation expense of $49)	—	177,772	—	177,772
Restaurant rent expense	—	29,636	6,987	36,623
Other restaurant operating expenses	—	86,986	—	86,986
Advertising expense	—	23,460	—	23,460
General and administrative (including stock based compensation expense of $1,183)	6,564	30,627	—	37,191
Depreciation and amortization	—	25,908	(1,593)	24,315
Impairment and other lease charges	—	4,092	—	4,092
Other income	—	(400)	—	(400)

Total costs and expenses	6,564	560,341	5,394	572,299

Income (loss) from operations	(6,564)	40,904	(5,394)	28,946
Interest expense	13,286	8,927	(8,069)	14,144
Intercompany interest allocations	(13,669)	13,669	—	—

Income (loss) before income taxes	(6,181)	18,308	2,675	14,802
Provision (benefit) for income taxes	(2,039)	6,485	1,009	5,455
Equity income from subsidiaries	13,489	—	(13,489)	—

Net income	$9,347	$11,823	$(11,823)	$9,347

CARROLS CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONSOLIDATING STATEMENT OF OPERATIONS

Nine Months Ended September 30, 2009

(In thousands of dollars)

(Unaudited)

	Parent Company Only	Guarantor Subsidiaries	Eliminations	Consolidated Total
Revenues:
Restaurant sales	$—	$605,326	$—	$605,326
Franchise royalty revenues and fees	—	1,117	—	1,117

Total revenues	—	606,443	—	606,443

Costs and expenses:
Cost of sales	—	175,284	—	175,284
Restaurant wages and related expenses (including stock based compensation expense of $156)	—	176,896	—	176,896
Restaurant rent expense	—	30,549	6,668	37,217
Other restaurant operating expenses	—	88,541	—	88,541
Advertising expense	—	23,552	—	23,552
General and administrative (including stock based compensation expense of $899)	6,924	31,753	—	38,677
Depreciation and amortization	—	25,326	(1,493)	23,833
Impairment and other lease charges	—	400	—	400
Other income	—	(799)	—	(799)

Total costs and expenses	6,924	551,502	5,175	563,601

Income (loss) from operations	(6,924)	54,941	(5,175)	42,842
Interest expense	13,884	8,689	(7,665)	14,908
Loss on extinguishment of debt	—	—	—	—
Intercompany interest allocations	(13,405)	13,405	—	—

Income (loss) before income taxes	(7,403)	32,847	2,490	27,934
Provision (benefit) for income taxes	(2,781)	12,023	999	10,241
Equity income from subsidiaries	22,315	—	(22,315)	—

Net income	$17,693	$20,824	$(20,824)	$17,693

CARROLS CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONSOLIDATING STATEMENT OF CASH FLOWS

Nine Months Ended September 30, 2010

(In thousands of dollars)

(Unaudited)

	Parent Company Only	Guarantor Subsidiaries	Eliminations	Consolidated Total
Cash flows provided from operating activities:
Net income	$9,347	$11,823	$(11,823)	$9,347

Adjustments to reconcile net income to net cash provided from operating activities:
Loss on disposals of property and equipment	—	525	—	525
Stock-based compensation expense	839	393	—	1,232
Impairment and other lease charges	—	4,092	—	4,092
Depreciation and amortization	—	25,908	(1,593)	24,315
Amortization of deferred financing costs	700	206	(193)	713
Amortization of deferred gains from sale-leaseback transactions	—	(1,421)	(1,089)	(2,510)
Accretion of interest on lease financing obligations	—	321	(274)	47
Deferred income taxes	(57)	(575)	880	248
Accrued income taxes	1,615	—	—	1,615
Changes in other operating assets and liabilities	(3,986)	(19,096)	14,092	(8,990)

Net cash provided from operating activities	8,458	22,176	—	30,634

Cash flows used for investing activities:

Capital expenditures:
New restaurant development	—	(9,783)	—	(9,783)
Restaurant remodeling	—	(8,572)	—	(8,572)
Other restaurant capital expenditures	—	(6,995)	—	(6,995)
Corporate and restaurant information systems	(857)	(105)	—	(962)

Total capital expenditures	(857)	(25,455)	—	(26,312)
Properties purchased for sale-leaseback	—	(3,695)	—	(3,695)
Proceeds from sale-leaseback transactions	—	3,572	2,319	5,891

Net cash used for investing activities	(857)	(25,578)	2,319	(24,116)

Cash flows provided from (used for) financing activities:
Borrowings on revolving credit facility	96,300	—	—	96,300
Repayments on revolving credit facility	(94,000)	—	—	(94,000)
Principal pre-payments on term loans	(1,023)	—	—	(1,023)
Scheduled principal payments on term loans	(8,912)	—	—	(8,912)
Principal payments on capital leases	—	(61)	—	(61)
Proceeds from lease financing obligations	—	2,429	(2,429)	—
Financing costs associated with issuance of lease financing obligations	—	(110)	110	—
Proceeds from stock option exercises	33	—	—	33

Net cash provided from (used for) financing activities	(7,602)	2,258	(2,319)	(7,663)

Net decrease in cash and cash equivalents	(1)	(1,144)	—	(1,145)
Cash and cash equivalents, beginning of period	34	4,368	—	4,402

Cash and cash equivalents, end of period	$33	$3,224	$—	$3,257

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

We use a 52-53 week fiscal year ending on the Sunday closest to December 31. All references herein to the fiscal years ended January 3, 2010 and December 28, 2008 will be referred to as the fiscal years ended December 31, 2009 and 2008, respectively. Similarly, all references herein to the three and nine months ended October 3, 2010 and September 27, 2009 will be referred to as the three and nine months ended September 30, 2010 and 2009, respectively. The years ended December 31, 2009 and 2008 contained 53 weeks and 52 weeks, respectively, and the three and nine months ended September 30, 2010 and 2009 each contained thirteen and thirty-nine weeks, respectively.

Introduction

Carrols Restaurant Group is a holding company that conducts all of its operations through its direct and indirect subsidiaries and has no assets other than the shares of capital stock of Carrols, its direct wholly-owned subsidiary. The following “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (“MD&A”) relates to the consolidated financial statements of Carrols Restaurant Group and the consolidated financial statements for Carrols presented in Item 1.

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

Recent and Future Events Affecting Our Results of Operations—a description of recent events that will affect and future events that may affect, our results of operations.

Executive Summary—an executive review of our performance for the three months ended September 30, 2010.

Results of Operations—an analysis of our results of operations for the three and nine months ended September 30, 2010 compared to the three and nine months ended September 30, 2009, including a review of material items and known trends and uncertainties.

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

Company Overview

We are one of the largest restaurant companies in the United States operating three restaurant brands in the quick-casual and quick-service restaurant segments with 552 restaurants located in 17 states as of October 3, 2010. We have been operating restaurants for more than 45 years. We own and operate two Hispanic restaurant brands, Pollo Tropical and Taco Cabana (together referred to by us as our Hispanic Brands), which we acquired in 1998 and 2000, respectively. We are also the largest Burger King franchisee, based on the number of restaurants, and have operated Burger King restaurants since 1976. As of October 3, 2010, our company-owned restaurants included 90 Pollo Tropical restaurants and 156 Taco Cabana restaurants, and we operated 306 Burger King restaurants under franchise agreements. We are franchising our Pollo Tropical restaurants and as of October 3, 2010 we had 29 franchised restaurants located in Puerto Rico, Ecuador, Honduras, Trinidad, the Bahamas and on college campuses in the United States. Although we are not actively franchising our Taco Cabana restaurants, we had four Taco Cabana franchised restaurants at October 3, 2010 located in the United States. We believe that the diversification and strength of our restaurant brands as well as the geographic dispersion of our restaurants provide us with stability and enhanced growth opportunities. For the nine months ended September 30, 2010 and 2009, we had total revenues of $601.2 million and $606.4 million, respectively.

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

•

Cost of sales consists of food, paper and beverage costs including packaging costs, less purchase discounts. Cost of sales is generally influenced by changes in commodity costs, the sales mix of items sold and the effectiveness of our restaurant-level controls to manage food and paper costs. Key commodities for our Pollo Tropical and Taco Cabana restaurants, including chicken and beef, are generally purchased under contracts.

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

•

Adjusted Segment EBITDA, which is the measure of segment profit or loss used by our chief operating decision maker for purposes of allocating resources to our segments and assessing their performance, is defined as earnings attributable to the applicable segment before interest, income taxes, depreciation and amortization, impairment and other lease charges, stock-based compensation expense, other income and expense and gains and losses on the extinguishment of debt. Adjusted Segment EBITDA may not be necessarily comparable to other similarly titled captions of other companies due to differences in methods of calculation. Adjusted Segment EBITDA for our Burger King restaurants includes general and administrative expenses related directly to the Burger King segment as well as the expenses associated with administrative support to all three of our segments including executive management, information systems and certain accounting, legal and other administrative functions.

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

Recent and Future Events Affecting our Results of Operations

Future Restaurant Closures

We evaluate the performance of our Burger King restaurants on an ongoing basis including an assessment of the current and future operating results of the restaurant and, in relation to Burger King franchise agreement renewals, the cost of required capital improvements. We may elect to close restaurants based on such evaluation. In 2009, we closed four Burger King restaurants, not including restaurants relocated within the same market area. Excluding relocations, during the nine months ended September 30, 2010, we closed six Burger King restaurants and we anticipate that we will close one additional Burger King restaurant in 2010.

We closed two underperforming Taco Cabana restaurants and one underperforming Pollo Tropical restaurant in 2009 and during the nine months ended September 30, 2010 we closed one underperforming Pollo Tropical restaurant and one underperforming Taco Cabana restaurant. We currently do not anticipate closing any additional Taco Cabana or Pollo Tropical restaurants in 2010.

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

Unearned Purchase Discounts

Unearned purchase discounts are amortized as a reduction of cost of sales either over the life of the supplier contract or the estimated purchase commitment period. In 2000, Burger King Corporation arranged for the Coca-Cola Company and Dr. Pepper/Seven-Up, Inc. to provide funding to franchisees in connection with certain initiatives to upgrade restaurants. We received approximately $20.4 million during 2000 and 2001 under this arrangement with these suppliers. The total amount of these purchase discounts amortized for the year ended December 31, 2009 was $2.2 million. At December 31, 2009 these purchase discounts were fully amortized, which has resulted in an increase in our cost of sales for the three and nine months ended September 30, 2010 and will also result in an increase in our cost of sales for the year ending December 31, 2010 when compared to the 2009 fiscal year.

Executive Summary—Operating Performance for the Three Months Ended September 30, 2010

Total revenues for the three months ended September 30, 2010 increased to $201.6 million from $201.2 million in the three months ended September 30, 2009. Revenues from our Hispanic Brand restaurants increased 4.0% to $111.3 million and revenues from our Burger King restaurants decreased to $90.4 million from $94.1 million in the prior year. Comparable restaurant sales in the third quarter of 2010 increased 8.8% at our Pollo Tropical restaurants, increased 1.0% at our Taco Cabana restaurants and decreased 3.2% at our Burger King restaurants. The comparable restaurant sales increases at our Pollo Tropical and Taco Cabana restaurants were a result of higher customer traffic while the decrease at our Burger King restaurants was due primarily to a decline in the average check and to a lesser extent lower customer traffic.

Restaurant operating margins were negatively impacted in the third quarter of 2010 by higher food costs and higher advertising spending at our Hispanic brand restaurants due to the timing of promotions. Food costs increased 1.2%, as a percentage of total restaurant sales, compared to the third quarter of 2009 due to higher beef costs, lower margin value menu sales and lower amortization of purchase discounts at our Burger King restaurants and from higher commodity costs and lower margin menu promotions at our Taco Cabana restaurants. As a percentage of total restaurant sales, restaurant wages and related expenses decreased slightly to 29.3% in the third quarter of 2010 from 29.4% in the third quarter of 2009. Advertising expenses, as a percentage of total restaurant sales, increased to 4.4% in the third quarter of 2010 from 4.0% in the third quarter of 2009. Operating results were favorably impacted by lower utility costs which, as a percentage of total restaurant sales, decreased to 3.9% in the third quarter of 2010 from 4.2% in the third quarter of 2009.

General and administrative expenses decreased to $12.0 million in the third quarter of 2010 from $12.8 million in the third quarter of 2009 due primarily to lower bonus accruals. As a percentage of total revenues, general and administrative expenses decreased to 6.0% in the third quarter of 2010 from 6.3% in the third quarter of 2009.

Interest expense decreased $0.1 million to $4.7 million in the third quarter of 2010 due primarily to a reduction in our total indebtedness since the beginning of the third quarter of 2009.

Our effective income tax rate, including discrete tax items, was 37.8% in the third quarter of 2010 compared to 35.6% in the third quarter of 2009.

As a result of the above, our net income decreased to $4.6 million in the third quarter of 2010 from $5.6 million in the third quarter of 2009.

Results of Operations

Three Months Ended September 30, 2010 Compared to Three Months Ended September 30, 2009

The following table sets forth, for the three months ended September 30, 2010 and 2009, selected operating results as a percentage of consolidated restaurant sales:

	2010	2009
Restaurant sales:
Pollo Tropical	23.5%	21.8%
Taco Cabana	31.6%	31.3%
Burger King	44.9%	46.9%

Total restaurant sales	100.0%	100.0%

Costs and expenses:
Cost of sales	29.9%	28.7%
Restaurant wages and related expenses	29.3%	29.4%
Restaurant rent expense	6.0%	6.2%
Other restaurant operating expenses	14.7%	14.9%
Advertising expense	4.4%	4.0%
General and administrative (including stock-based compensation expense)	6.0%	6.4%

Since the beginning of the third quarter of 2009 through the end of the third quarter of 2010, we opened three new Taco Cabana restaurants and two new Burger King restaurants, both of which were relocations within their market areas. During the same period we closed eight Burger King restaurants, excluding relocations, one Pollo Tropical restaurant and one Taco Cabana restaurant.

Restaurant Sales. Total restaurant sales for the third quarter of 2010 increased to $201.3 million from $200.8 million due primarily to sales increases at our Pollo Tropical restaurants. Restaurant sales at our Hispanic Brand restaurants increased 4.0% to $110.9 million in the third quarter of 2010 from $106.7 million in 2009.

Pollo Tropical restaurant sales increased to $47.3 million in the third quarter of 2010 from $43.7 million in 2009 due primarily to an increase in comparable restaurant sales of 8.8%. Customer traffic increased 12.2% and was partially offset by a 3.4% decrease in the average check as a result of the introduction of a new line of wraps and sandwiches and increased promotional discounting. There have been no menu price increases in 2010.

Taco Cabana restaurant sales increased to $63.6 million in the third quarter of 2010 from $62.9 million in 2009. Comparable restaurant sales increased 1.0% due to an increase in customer traffic as a result of promotions and slightly higher promotional discounting. The effect of menu price increases in 2010 was approximately 2.1% in the third quarter of 2010 compared to the prior year.

Burger King restaurant sales decreased to $90.4 million in the third quarter of 2010 from $94.1 million in 2009 due primarily to a decrease in comparable restaurant sales of 3.2%. The average check for our Burger King restaurants decreased 2.3% as a result of an increase in sales of lower priced menu items including the $1 Buck Double and the double cheeseburger. Customer traffic decreased 0.8% in the third quarter of 2010. Sales also decreased as a result of the closure of eight Burger King restaurants since the beginning of the third quarter of 2009. The effect of menu price increases taken since the beginning of the third quarter of 2009 was approximately 2.7% in the third quarter of 2010 compared to the prior year.

Operating Costs and Expenses. Cost of sales, as a percentage of total restaurant sales, increased to 29.9% in the third quarter of 2010 from 28.7% in the third quarter of 2009. Pollo Tropical cost of sales, as a percentage of Pollo Tropical restaurant sales, decreased to 31.8% in the third quarter of 2010 from 32.9% in the third quarter of 2009 due to higher margins on new menu items compared to the prior year (0.9% of Pollo Tropical sales) and lower commodity costs including lower chicken prices (0.3% of Pollo Tropical sales), partially offset by higher promotional discounting. Taco Cabana cost of sales, as a percentage of Taco Cabana restaurant sales, increased to 29.8% in the third quarter of 2010 from 28.7% in the third quarter of 2009 due primarily to lower margins on menu item promotions in 2010 (0.7% of Taco Cabana sales), higher cheese commodity prices (0.5% of Taco Cabana sales) and higher promotional discounting, partially offset by the effect of menu price increases. Burger King cost of sales, as a percentage of Burger King restaurant sales, increased to 28.9% in the third quarter of 2010 from 26.8% in the third quarter of 2009 due primarily to higher commodity prices including beef (1.5% of Burger King sales), the effect of sales from lower margin menu items, including the $1 Buck Double and double cheeseburger (1.0% of Burger King sales) and from the lower amortization of deferred purchase discounts on Coke products (0.6% of Burger King sales), partially offset by the effect of menu price increases taken in the last twelve months.

Restaurant wages and related expenses, as a percentage of total restaurant sales, decreased slightly to 29.3% in the third quarter of 2010 from 29.4% in the third quarter of 2009. Pollo Tropical restaurant wages and related expenses, as a percentage of Pollo Tropical restaurant sales, decreased to 24.1% in the third quarter of 2010 from 24.4% in the third quarter of 2009 due primarily to the effect of higher sales volumes on fixed labor costs and productive labor efficiencies, partially offset by higher incentive bonuses. Taco Cabana restaurant wages and related expenses, as a percentage of Taco Cabana restaurant sales, increased to 30.5% in the third quarter of 2010 from 30.2% in the third quarter of 2009 due primarily to higher medical and workers compensation claim costs. Burger King restaurant wages and related expenses, as a percentage of Burger King restaurant sales, was 31.2% in both the third quarter of 2010 and 2009 as the effect of lower sales volumes on fixed labor costs was offset by lower workers compensation claim costs and the effect of menu price increases.

Restaurant rent expense, as a percentage of total restaurant sales, decreased to 6.0% in the third quarter of 2010 from 6.2% in the third quarter of 2009 due to the effect of higher sales volumes on fixed rentals at Pollo Tropical and, to a much lesser extent, at Taco Cabana.

Other restaurant operating expenses, as a percentage of total restaurant sales, decreased to 14.7% in the third quarter of 2010 from 14.9% in the third quarter of 2009. Pollo Tropical other restaurant operating expenses, as a percentage of Pollo Tropical restaurant sales, decreased to 13.3% in the third quarter of 2010 from 14.3% in the third quarter of 2009 due primarily to lower utility costs (0.8% of Pollo Tropical sales) and the effect of higher sales volumes on fixed operating costs. Taco Cabana other restaurant operating expenses, as a percentage of Taco Cabana restaurant sales, decreased to 14.7% in the third quarter of 2010 from 15.0% in the third quarter of 2009 due to lower utility costs (0.5% of Taco Cabana sales) partially offset by higher general liability claim costs. Burger King other restaurant operating expenses, as a percentage of Burger King restaurant sales, increased to 15.5% in the third quarter of 2010 from 15.0% in the third quarter of 2009 due primarily to higher repair and maintenance expenses due to exterior painting initiatives (0.4% of Burger King sales) and the effect of lower sales volumes on fixed operating costs.

Advertising expense, as a percentage of total restaurant sales, increased to 4.4% in the third quarter of 2010 from 4.0% in the third quarter of 2009. Pollo Tropical advertising expense, as a percentage of Pollo Tropical restaurant sales, increased to 3.6% in the third quarter of 2010 from 2.5% in the third quarter of 2009 due to the timing of promotions within 2010. For all of 2010 our Pollo Tropical advertising costs are currently expected to be approximately 2.7% to 2.8% of Pollo Tropical restaurant sales. Taco Cabana advertising expense, as a percentage of Taco Cabana restaurant sales, increased to 5.2% in the third quarter of 2010 from 4.7% in the third quarter of 2009 due primarily to the timing of promotions. For all of 2010 our Taco Cabana advertising costs are currently expected to be approximately 4.1% to 4.3% of Taco Cabana restaurant sales. Burger King advertising expense, as a percentage of Burger King restaurant sales, was 4.2% in both the third quarter of 2010 and the third quarter of 2009. For all of 2010 our Burger King advertising costs are currently expected to be approximately 4.1% to 4.2% of our Burger King restaurant sales.

General and administrative expenses decreased to $12.0 million in the third quarter of 2010 from $12.8 million in the third quarter of 2009 and, as a percentage of total restaurant sales, decreased to 6.0% in the third quarter of 2010 from 6.4% in the third quarter of 2009 due to lower administrative bonus accruals of approximately $1.3 million in the third quarter of 2010, compared to the third quarter of 2009, partially offset by higher salaries and related benefit costs.

Adjusted Segment EBITDA. As a result of the factors above, Adjusted Segment EBITDA for our Pollo Tropical restaurants increased to $7.5 million in the third quarter of 2010 from $6.3 million in the third quarter of 2009. Adjusted Segment EBITDA for our Taco Cabana restaurants decreased to $6.5 million in the third quarter of 2010 from $6.7 million in the third quarter of 2009. Adjusted Segment EBITDA for our Burger King restaurants decreased to $6.4 million in the third quarter of 2010 from $8.8 million in the third quarter of 2009.

Depreciation and Amortization. Depreciation and amortization expense was $8.1 million in both the third quarter of 2010 and 2009.

Impairment and Other Lease Charges. Impairment and other lease charges were $0.2 million in the third quarter of 2010 and included $0.1 million associated with underperforming Burger King restaurants and $0.1 million of additional lease charges associated with a closed Pollo Tropical restaurant location. There were no significant impairment and other lease charges in the third quarter of 2009.

Interest Expense. Total interest expense decreased to $4.7 million in the third quarter of 2010 from $4.8 million in the third quarter of 2009 due to a reduction in our total outstanding indebtedness of $19.4 million since the beginning of the third quarter of 2009. The weighted average interest rate on our long-term debt, excluding lease financing obligations, for the third quarter of 2010 was 6.1% compared to 5.9% in the third quarter of 2009. Interest expense on lease financing obligations decreased to $0.2 million in the third quarter of 2010 from $0.3 million in the third quarter of 2009 due to a reduction in lease financing obligations of $1.6 million since the beginning of the third quarter of 2009.

Provision for Income Taxes. The provision for income taxes for the third quarter of 2010 was derived using an estimated effective annual income tax rate for the year ending December 31, 2010 of 36.6%, which excludes any discrete tax adjustments. Discrete tax adjustments increased the provision for income taxes by $108,000 in the third quarter of 2010 and resulted in an overall tax rate of 37.8%. The provision for income taxes for the third quarter of 2009 was derived using an estimated effective annual income tax rate for the year ending December 31, 2009 of 37.3%, which excluded any discrete tax adjustments. Discrete tax adjustments reduced the provision for income taxes by $130,000 in the third quarter of 2009 and resulted in an overall tax rate of 35.6%

Net Income. As a result of the foregoing, net income was $4.6 million in the third quarter of 2010 compared to $5.6 million in the third quarter of 2009.

Nine months ended September 30, 2010 Compared to Nine months ended September 30, 2009

The following table sets forth, for the nine months ended September 30, 2010 and 2009, selected operating results as a percentage of consolidated restaurant sales:

	2010	2009
Restaurant sales:
Pollo Tropical	23.2%	21.8%
Taco Cabana	31.6%	31.3%
Burger King	45.2%	46.9%

Total restaurant sales	100.0%	100.0%

Costs and expenses:
Cost of sales	30.4%	29.0%
Restaurant wages and related expenses	29.6%	29.2%
Restaurant rent expense	6.1%	6.1%
Other restaurant operating expenses	14.5%	14.6%
Advertising expense	3.9%	3.9%
General and administrative (including stock-based compensation expense)	6.2%	6.4%

Since the beginning of 2009 through the third quarter of 2010, we have opened one new Pollo Tropical restaurant, five new Taco Cabana restaurants and three new Burger King restaurants, all of which were relocations within their market areas. During the same period we closed ten Burger King restaurants, excluding relocations, two Pollo Tropical restaurants and three Taco Cabana restaurants.

Restaurant Sales. Total restaurant sales for the first nine months of 2010 decreased $5.2 million to $600.1 million due to lower sales at our Burger King restaurants. Restaurant sales at our Hispanic Brand restaurants increased 2.3% to $328.7 million in the first nine months of 2010.

Pollo Tropical restaurant sales increased $7.1 million to $138.9 million in the first nine months of 2010 due to an increase in comparable restaurant sales of 6.3% driven by a 9.5% increase in customer traffic. The average check at our Pollo Tropical restaurants decreased 3.1% in the first nine months of 2010 compared to the first nine months of 2009 as a result of the introduction of our new line of wraps and sandwiches and increased promotional discounting.

Taco Cabana restaurant sales increased $0.4 million to $189.7 million in the first nine months of 2010 due primarily to the net addition of two Taco Cabana restaurants since the beginning of 2009, partially offset by a 0.3% decrease in comparable restaurant sales. The average check at our Taco Cabana restaurants decreased 1.6% in the first nine months of 2010 compared to the first nine months of 2009 as a result of new product promotions and increased promotional discounting in the first nine months of 2010. Customer traffic for the first nine months of 2010 increased 1.4% compared to the first nine months of 2009.

Burger King restaurant sales decreased $12.7 million to $271.4 million in the first nine months of 2010 due to a decrease in comparable restaurant sales of 3.7% resulting from a decrease in the average check of 4.7% in the first nine months of 2010 as a result of an increase in sales of lower priced menu items including the $1 Buck Double and double cheeseburger. Sales also decreased as a result of the closure, excluding relocated restaurants, of ten Burger King restaurants since the beginning of 2009. Customer traffic increased of 1.1% in the first nine months of 2010 compared to the first nine months of 2009.

Operating Costs and Expenses. Cost of sales, as a percentage of total restaurant sales, increased to 30.4% in the first nine months of 2010 from 29.0% in the first nine months of 2009. Pollo Tropical cost of sales, as a percentage of Pollo Tropical restaurant sales, decreased to 32.3% in the first nine months of 2010 from 33.1% in the first nine months of 2009 due primarily to lower commodity prices (0.4% of Pollo Tropical sales), including lower rice and chicken prices, and higher margins on new menu items compared to the prior year, partially offset by higher promotional discounting. Taco Cabana cost of sales, as a percentage of Taco Cabana restaurant sales, increased to 29.9% in the first nine months of 2010 from 29.0% in the first nine months of 2009 due primarily to lower margins on menu item promotions in 2010 (0.6% of Taco Cabana sales) and higher commodity prices including fuel surcharges (0.3% of Taco Cabana sales), partially offset by the effect of menu price increases in 2010. Burger King cost of sales, as a percentage of Burger King restaurant sales, increased to 29.7% in the first nine months of 2010 from 27.0% in the first nine months of 2009 due primarily to higher commodity prices including beef (1.2% of Burger King sales), an increase in sales from lower margin menu items, including the $1 Buck Double and double cheeseburger (1.3% of Burger King sales), and from the lower amortization of deferred purchase discounts on Coke products, partially offset by the effect of menu price increases taken in late 2009 and 2010 (0.6% of Burger King sales).

Restaurant wages and related expenses, as a percentage of total restaurant sales, increased to 29.6% in the first nine months of 2010 from 29.2% in the first nine months of 2009. Pollo Tropical restaurant wages and related expenses, as a percentage of Pollo Tropical restaurant sales, decreased to 24.6% in the first nine months of 2010 from 24.7% in the first nine months of 2009 due primarily to the effect of higher sales volumes on fixed labor costs offset by higher workers compensation claim costs (0.4% of Pollo Tropical sales). Taco Cabana restaurant wages and related expenses, as a percentage of Taco Cabana restaurant sales, increased to 30.6% in the first nine months of 2010 from 29.6% in the first nine months of 2009 due primarily to the effect of slightly negative sales volumes on wage rate increases, higher medical insurance claim costs (0.2% of Taco Cabana sales) and higher workers compensation claim costs (0.3% of Taco Cabana sales). Burger King restaurant wages and related expenses, as a percentage of Burger King restaurant sales, increased to 31.5% in the first nine months of 2010 from 31.1% in the first nine months of 2009 due primarily to the effect of lower sales volumes on fixed labor costs.

Restaurant rent expense, as a percentage of total restaurant sales, was 6.1% in both the first nine months of 2010 and the first nine months of 2009.

Other restaurant operating expenses, as a percentage of total restaurant sales, decreased slightly to 14.5% in the first nine months of 2010 from 14.6% in the first nine months of 2009. Pollo Tropical other restaurant operating expenses, as a percentage of Pollo Tropical restaurant sales, decreased to 13.2% in the first nine months of 2010 from 14.1% in the first nine months of 2009 due primarily to lower utility costs (0.9% of Pollo Tropical sales) and the effect of higher sales volumes on fixed operating costs, partially offset by higher repair and maintenance expenses associated with upgrading our restaurants (0.3% of Pollo Tropical sales). Taco Cabana other restaurant operating expenses, as a percentage of Taco Cabana restaurant sales, increased slightly to 14.4% in the first nine months of 2010 from 14.3% in the first nine months of 2009 due primarily to higher repair and maintenance and other related costs to upgrade our restaurants, partially offset by lower utility costs (0.2% of Taco Cabana sales). Burger King other restaurant operating expenses, as a percentage of Burger King restaurant sales, increased slightly to 15.2% in the first nine months of 2010 from 15.1% in the first nine months of 2009 due primarily to the effect of lower sales volumes on fixed operating costs substantially offset by lower utility costs (0.2% of Burger King sales).

Advertising expense, as a percentage of total restaurant sales, was 3.9% in both the first nine months of 2010 and the first nine months of 2009. Pollo Tropical advertising expense, as a percentage of Pollo Tropical restaurant sales, increased slightly to 2.8% in the first nine months of 2010 from 2.7% in the first nine months of 2009 due to the timing of promotions within 2010. Taco Cabana advertising expense, as a percentage of Taco Cabana restaurant sales, increased to 4.3% in the first nine months of 2010 from 4.2% in the first nine months of 2009 due primarily to the timing of promotions. Burger King advertising expense, as a percentage of Burger King restaurant sales, was 4.2% in both the first nine months of 2010 and 2009.

General and administrative expenses decreased $1.5 million in the first nine months of 2010 to $37.2 million from $38.7 million in the first nine months of 2009 and, as a percentage of total restaurant sales, decreased to 6.2% from 6.4% in the first nine months of 2009 due primarily to lower administrative bonus accruals of approximately $3.1 million in the first nine months of 2010 partially offset by higher salary costs and higher stock-based compensation expense.

Adjusted Segment EBITDA. As a result of the factors above, Adjusted Segment EBITDA for our Pollo Tropical restaurants increased to $22.4 million in the first nine months of 2010 from $19.5 million in the first nine months of 2009. Adjusted Segment EBITDA for our Taco Cabana restaurants decreased to $20.1 million in the first nine months of 2010 from $22.9 million in the first nine months of 2009. Adjusted Segment EBITDA for our Burger King restaurants decreased to $15.7 million in the first nine months of 2010 from $24.9 million in the first nine months of 2009.

Depreciation and Amortization. Depreciation and amortization expense increased to $24.3 million in the first nine months of 2010 from $23.8 million in the first nine months of 2009 due primarily to expenditures made in the latter half of 2009 for new broilers at our Burger King restaurants and new point-of-sale systems at our Pollo Tropical restaurants.

Impairment and Other Lease Charges. Impairment and other lease charges were $4.1 million in the first nine months of 2010 and included $1.4 million for an underperforming Pollo Tropical restaurant and $0.3 million to reduce the fair market value of a previously impaired Pollo Tropical restaurant. In addition, we recorded charges of $1.1 million for an underperforming Taco Cabana restaurant, $0.3 million to reduce the fair market value of a previously impaired Taco Cabana restaurant and $0.4 million associated with underperforming Burger King restaurants. Impairment and other lease charges were $0.4 million in the first nine months of 2009 due primarily to lease related charges of $0.3 million associated with the closure of a Pollo Tropical restaurant in Florida in the first quarter of 2009.

Interest Expense. Total interest expense decreased $0.8 million to $14.1 million in the first nine months of 2010 due to a reduction in our total outstanding indebtedness of $40.6 million since the beginning of 2009 and, to a lesser extent; lower effective interest rates on our LIBOR based borrowings under our senior credit facility. The weighted average interest rate on our long-term debt, excluding lease financing obligations, for the first nine months of 2010 was 6.0% compared to 5.9% in the first nine months of 2009. Interest expense on lease financing obligations decreased to $0.7 million in the first nine months of 2010 from $0.9 million in the first nine months of 2009 due to a reduction in lease financing obligations of $4.8 million since the beginning of 2009.

Provision for Income Taxes. The provision for income taxes for the first nine months of 2010 was derived using an estimated effective annual income tax rate of for the year ending December 31, 2010 of 36.6%, which excludes any discrete tax adjustments. Discrete tax adjustments have increased the provision for income taxes by $38,000 in the first nine months of 2010 and resulted in an overall tax rate of 36.9%. The provision for income taxes for the first nine months of 2009 was derived using an estimated effective annual income tax rate for the year ending December 31, 2009 of 37.3%, which excluded any discrete tax adjustments. Discrete tax adjustments reduced the provision for income taxes by $187,000 in the first nine months of 2009 and resulted in an overall tax rate of 36.7%

Net Income. As a result of the foregoing, net income was $9.3 million in the first nine months of 2010 compared to $17.7 million in the first nine months of 2009.

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

Operating Activities. Net cash provided from operating activities for the nine months ended September 30, 2010 decreased $16.3 million to $30.6 million due to a reduction of net income adjusted for depreciation and amortization and impairment and other lease charges of $4.2 million, and an increase in the components of net working capital of $13.3 million, primarily from the timing of vendor and income tax payments and lower bonus accruals. Net cash provided from operating activities for the nine months ended September 30, 2009 was $46.9 million and resulted primarily from net income of $17.7 million, adjusted for non-cash items including depreciation and amortization expense and impairment and other lease charges of $24.2 million and reductions in the components of working capital of $5.9 million.

Investing Activities. Net cash used for investing activities in the nine months ended September 30, 2010 and 2009 was $24.1 million and $24.9 million, respectively. Capital expenditures are the largest component of our investing activities and include: (1) new restaurant development, which may include the purchase of real estate; (2) restaurant remodeling, which includes the renovation or rebuilding of the interior and exterior of our existing restaurants, including expenditures associated with Burger King franchise renewals; (3) other restaurant capital expenditures, which include capital maintenance expenditures for the ongoing reinvestment and enhancement of our restaurants; and (4) corporate and restaurant information systems, including expenditures in 2009 for new point-of-sale systems for all of our Pollo Tropical restaurants.

The following table sets forth our capital expenditures for the periods presented (in thousands):

	Pollo Tropical	Taco Cabana	Burger King	Other	Consolidated
Nine months ended September 30, 2010:
New restaurant development	$4,331	$3,183	$2,269	$—	$9,783
Restaurant remodeling	1,573	2,819	4,180	—	8,572
Other restaurant capital expenditures (1)	1,763	2,259	2,973	—	6,995
Corporate and restaurant information systems	—	—	—	962	962

Total capital expenditures	$7,667	$8,261	$9,422	$962	$26,312

Number of new restaurant openings (2)	—	1	1		2

Nine months ended September 30, 2009:
New restaurant development	$672	$6,201	$1,014	$—	$7,887
Restaurant remodeling	364	1,414	8,295	—	10,073
Other restaurant capital expenditures (1)	865	1,888	5,614	—	8,367
Corporate and restaurant information systems	—	—	—	3,624	3,624

Total capital expenditures	$1,901	$9,503	$14,923	$3,624	$29,951

Number of new restaurant openings (2)	1	3	1		5

1)	Excludes restaurant repair and maintenance expenses included in other restaurant operating expenses in our consolidated financial statements. For the nine months ended September 30, 2010 and 2009, total restaurant repair and maintenance expenses were approximately $13.5 million and $12.7 million, respectively.
2)	Includes Burger King restaurants which were relocated within the same market area under a new franchise agreement.

For all of 2010, we anticipate that total capital expenditures will be approximately $40 million, although the actual amount of capital expenditures may differ from these estimates. These capital expenditures are expected to include approximately $14 million to $16 million for the development of new restaurants including the purchase of related real estate. In 2010 we anticipate opening three new Hispanic Brand restaurants and one Burger King restaurant, which was a relocation of an existing restaurant within its current market area. Capital expenditures in 2010 also are expected to include expenditures of approximately $23 million for the ongoing reinvestment in our three restaurant concepts for remodeling costs, including initiatives in certain markets for both our Pollo Tropical and Taco Cabana restaurants to enhance the interior of the restaurant and elevate the level of guest service, and capital maintenance expenditures.

Investing activities also include sale-leaseback transactions related to our restaurant properties, the net proceeds from which were $5.9 million and $5.5 million in the nine months ended September 30, 2010 and 2009, respectively. In the nine months ended September 30, 2009 we also sold two non-operating restaurant properties for net proceeds of $0.8 million. The net proceeds from these sales were used to reduce outstanding borrowings under our senior credit facility. In the nine months ended September 30, 2010 we purchased three of our restaurant properties for $3.7 million which we anticipate will be sold in sale-leaseback transactions. We also acquired two properties for future sale-leaseback for $1.3 million in the nine months ended September 30, 2009.

Financing Activities. Net cash used for financing activities in the nine months ended September 30, 2010 was $7.7 million due to principal payments on our term loan under our senior credit facility of $9.9 million partially offset by net revolver borrowings of $2.3 million. Net cash used for financing activities in the first nine months of 2009 was $22.1 million and included net repayments of our revolving credit borrowings of $14.9 million and scheduled term loan principal repayments of $6.0 million. In 2009, we settled $1.9 million of lease financing obligations which included a purchase from a lessor of one restaurant property for $1.1 million that was previously subject to a lease financing obligation and the settlement of a lease financing obligation recorded in the second quarter of 2009 for $0.8 million.

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

Both term loan and revolving credit borrowings under the senior credit facility bear interest at a per annum rate, at our option, of either:

1) the applicable margin ranging from 0% to 0.25% based on our senior leverage ratio (as defined in the senior credit facility) plus the greater of (i) the prime rate or (ii) the federal funds rate for that day plus 0.5%; or

2) Adjusted LIBOR plus the applicable margin percentage in effect ranging from 1.0% to 1.5% based on our senior leverage ratio. At September 30, 2010 the LIBOR margin percentage was 1.0%.

During the nine months ended September 30, 2010, we made a required prepayment of approximately $1.0 million based on 25% of Carrols’ Excess Cash Flow, as defined, for the year ended December 31, 2009. At October 3, 2010, outstanding term loan borrowings under the senior credit facility were $95.1 million with the remaining balance due and payable as follows:

1) two quarterly installments of approximately $3.0 million beginning on December 31, 2010;

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

In general, obligations under the senior credit facility are guaranteed by us and all of Carrols’ material subsidiaries and are collateralized by a pledge of Carrols’ common stock and the stock of each of Carrols’ material subsidiaries. The senior credit facility contains certain covenants, including, without limitation, those limiting our ability to incur indebtedness, incur liens, sell or acquire assets or businesses, change the nature of our business, engage in transactions with related parties, make certain investments or pay dividends. In addition, we are required to meet certain financial ratios, including fixed charge coverage, senior leverage, and total leverage ratios (all as defined under the senior credit facility). We were in compliance as of October 3, 2010 with the covenants in the senior credit facility. At October 3, 2010, Carrols fixed charge coverage ratio was 1.35 to 1.00 compared to the minimum required fixed charge ratio of 1.20 to 1.00, Carrols senior leverage ratio was 1.36 to 1.00 compared to the allowed senior leverage ratio of 2.00 to 1.00, and Carrols total leverage ratio was 3.40 to 1.00 compared to the allowed total leverage ratio of 4.00 to 1.00.

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

The Notes are unsecured and guaranteed by Carrols’ material subsidiaries. Restrictive covenants under the Notes include limitations with respect to, among other things, Carrols’ and its material subsidiaries’ ability to incur additional debt, incur liens, sell or acquire assets or businesses, pay dividends and make certain investments. The Indenture governing the Notes contains customary default provisions as provided therein, including without limitation, a cross default provision pursuant to which it is an event of default under the Notes and the Indenture if there is a default under any indebtedness of Carrols having an outstanding principal amount of $20 million or more (which would include the senior credit facility) if such default results in the acceleration of such indebtedness prior to its stated maturity or is caused by a failure to pay principal when due. Carrols was in compliance as of October 3, 2010 with the restrictive covenants in the Indenture governing the Notes.

Indebtedness. At October 3, 2010, we had total debt outstanding of $275.5 million comprised of $165.0 million of Notes, term loan borrowings of $95.1 million under the senior credit facility, revolving credit borrowings of $4.2 million under the senior credit facility, lease financing obligations of $10.0 million and capital lease obligations of $1.2 million. After reserving $14.5 million for letters of credit guaranteed by our senior credit facility, $46.3 million was available for revolving credit borrowings under the senior credit facility at October 3, 2010.

Contractual Obligations

A table of our contractual obligations as of December 31, 2009 was included in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2009. There have been no significant changes to our contractual obligations during the nine months ended September 30, 2010.

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

A 1% change in interest rates would have resulted in an increase or decrease in interest expense of approximately $0.8 million for the nine months ended September 30, 2010.

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

Evaluation of Disclosure Controls and Procedures. We have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report, with the participation of our Chief Executive Officer and Chief Financial Officer, as well as other key members of our management. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of October 3, 2010.

No change occurred in our internal control over financial reporting during the third quarter of 2010 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

CARROLS RESTAURANT GROUP, INC.

Date: November 10, 2010	/S/ ALAN VITULI
(Signature)
Alan Vituli Chairman of the Board and Chief Executive Officer

Date: November 10, 2010	/S/ PAUL R. FLANDERS
(Signature)
Paul R. Flanders Vice President – Chief Financial Officer and Treasurer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CARROLS CORPORATION

Date: November 10, 2010	/S/ ALAN VITULI
(Signature)
Alan Vituli Chairman of the Board and Chief Executive Officer

Date: November 10, 2010	/S/ PAUL R. FLANDERS
(Signature)
Paul R. Flanders Vice President – Chief Financial Officer and Treasurer