Form 10-K
period 2011-01-02
CARROLS CORP; CARROLS RESTAURANT GROUP, INC.
filed 2011-03-18
CIK 17927, 809248

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 2, 2011

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

Indicate by check mark whether either of the registrants are shell companies (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐    No  ☒

As of February 25, 2011, Carrols Restaurant Group, Inc. had 21,641,071 shares of its common stock, $.01 par value, outstanding. The aggregate market value of the common stock held by non-affiliates as of July 4, 2010 of Carrols Restaurant Group, Inc. was $54,386,676. As of February 25, 2011, all outstanding equity securities of Carrols Corporation, which consisted of 10 shares of its common stock, were owned by Carrols Restaurant Group, Inc.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for Carrols Restaurant Group, Inc.’s 2011 Annual Meeting of Stockholders, which is expected to be filed pursuant to Regulation 14A no later than 120 days after conclusion of Carrols Restaurant Group, Inc.’s fiscal year ended January 2, 2011, are incorporated by reference into Part III of this report.

CARROLS RESTAURANT GROUP, INC.

FORM 10-K

YEAR ENDED JANUARY 2, 2011

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

We use a 52 or 53 week fiscal year ending on the Sunday closest to December 31. For convenience, all references herein to the fiscal years ended December 31, 2006, December 30, 2007, December 28, 2008, January 3, 2010 and January 2, 2011 will hereinafter be referred to as the fiscal years ended December 31, 2006, 2007, 2008, 2009 and 2010, respectively. Our fiscal year ended December 31, 2009 contained 53 weeks. Our fiscal years ended December 31, 2006, 2007, 2008 and 2010 each contained 52 weeks.

We use the terms “Adjusted Segment EBITDA” and “Adjusted Segment EBITDA margin” in our 2010 Annual Report on Form 10-K because they are financial indicators that are reported to the chief operating decision maker for purposes of allocating resources to our segments and assessing their performance. Adjusted Segment EBITDA (earnings attributable to the applicable segment before interest, income taxes, depreciation and amortization, impairment and other lease charges, stock-based compensation expense, other income and expense and gains and losses on extinguishment of debt) may not be necessarily comparable to other similarly titled captions of other companies due to differences in methods of calculation. The calculation of Adjusted Segment EBITDA for our Burger King restaurants includes general and administrative expenses related directly to our Burger King segment, as well as the expenses associated with administrative support for all three of our segments including executive management, information systems and certain accounting, legal and other administrative functions. Adjusted Segment EBITDA margin means Adjusted Segment EBITDA as a percentage of the total revenues of the applicable segment. We consider our Pollo Tropical restaurants, Taco Cabana restaurants and Burger King restaurants to each constitute a separate segment at the brand level. See Note 12 to the accompanying consolidated financial statements.

In this Annual Report on Form 10-K, we refer to information, forecasts and statistics regarding the restaurant industry. Unless otherwise indicated, all restaurant industry data in this Annual Report on Form 10-K refers to the U.S. restaurant industry and is taken from or based upon the Technomic Information Services (Technomic) report entitled “2010 Technomic Top 500 Chain Restaurant Report.” In this Annual Report on Form 10-K we also refer to information, forecasts and statistics from the U.S. Census Bureau and the U.S. Bureau of Labor Statistics and regarding BKC, as defined below. Unless otherwise indicated, information regarding BKC in this Annual Report on Form 10-K has been made publicly available by BKC. Any reference to BKC in this Annual Report on Form 10-K refers to Burger King Holdings, Inc. (NYSE: BKC) and its wholly-owned subsidiaries, including Burger King Corporation. The information, forecasts and statistics we have used from Technomic may reflect rounding adjustments.

Forward-Looking Statements

This 2010 Annual Report on Form 10-K contains statements which constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Statements that are predictive in nature or that depend upon or refer to future events or conditions are forward-looking statements. These statements are often identified by the words “may,” “might,” “will,” “should,” “anticipate,” “believe,” “expect,” “intend,” “estimate,” “hope”, “plan” or similar expressions. In addition, expressions of our strategies, intentions or plans are also forward looking statements. These statements reflect management’s current views with respect to future events and are subject to risks and uncertainties, both known and unknown. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their date. There are important factors that could cause actual results to differ materially from those in forward-looking statements, many of which are beyond our control. Investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those projected or implied in the forward-looking statements. We have identified significant factors that could cause actual results to differ materially from those stated or implied in the forward-looking statements. For more information, please see Item 1A—Risk Factors. We believe important factors that could cause actual results to differ materially from our expectations include the following, in addition to other risks and uncertainties discussed herein:

•	The effect of the proposed tax-free spin-off of our Hispanic Brand businesses;

•	The potential tax liability associated with the proposed spin-off of our Hispanic brand businesses;

•	Competitive conditions;

•	Regulatory factors;

•	Environmental conditions and regulations;

•	General economic conditions, particularly in the retail sector;

•	Weather conditions;

•	Increases in commodity costs;

•	Fuel prices;

•	Significant disruptions in service or supply by any of our suppliers or distributors;

•	Changes in consumer perception of dietary health and food safety;

•	Labor and employment benefit costs;

•	The outcome of pending or future legal claims or proceedings;

•

Our ability to manage our growth and successfully implement our business strategy including, without limitation, our recently announced intention to pursue the spin-off of our Hispanic Brand business to our stockholders and our ability to complete such transaction;

•	Risks associated with the expansion of our business;

•	Our ability to integrate any businesses we acquire;

•	Our borrowing costs and credit ratings, which may be influenced by the credit ratings of our competitors;

•

The availability and terms of necessary or desirable financing or refinancing (including, without limitation, our recently announced intention to refinance our indebtedness in advance of the proposed spin-off transaction) and other related risks and uncertainties;

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

Overview

Our Company

We are one of the largest restaurant companies in the United States operating three restaurant brands in the quick-casual and quick-service restaurant segments with 551 restaurants operating in 16 states as of January 2, 2011. We own and operate two Hispanic restaurant brands, Pollo Tropical® and Taco Cabana® (together referred to as our Hispanic Brands), which we acquired in 1998 and 2000, respectively. We are also the largest Burger King® franchisee, based on the number of restaurants, and have operated Burger King restaurants since 1976. As of January 2, 2011, our company-owned restaurants included 91 Pollo Tropical restaurants and 155 Taco Cabana restaurants, and we operated 305 Burger King restaurants under franchise agreements. We are franchising our Pollo Tropical restaurants primarily internationally and as of January 2, 2011 we had 29 franchised restaurants located in Puerto Rico, Ecuador, Honduras, Trinidad, the Bahamas and on several college campuses in Florida. Although we are not actively franchising our Taco Cabana restaurants, we had four Taco Cabana franchised restaurants at January 2, 2011 located in the United States. We believe that the diversification and strength of our restaurant brands as well as the geographic dispersion of our restaurants provide us with stability and enhanced growth opportunities. For the year ended December 31, 2010, we had total revenues of $796.1 million.

On December 20, 2006, we and certain selling stockholders completed an initial public offering (the “IPO”) of our common stock. In connection with the IPO, our common stock was approved for listing on The NASDAQ Global Market and began trading on December 15, 2006 under the symbol “TAST”.

On February 24, 2011, we announced our intention to pursue the splitting of our business into two separate, publicly-traded companies through the tax-free spin-off of our Hispanic Brands to our stockholders. The company to be spun-off will own and operate the Pollo Tropical and Taco Cabana businesses. We will continue to own and operate our more than 300 franchised Burger King restaurants.

We currently plan to refinance our existing debt by separately financing the Burger King and Hispanic Brand businesses to facilitate the contemplated separation. We are developing detailed plans for the proposed spin-off. The separation plan, including transaction structure and timing, composition of senior management and the boards of directors, capital structure and other matters, will be subject to approval by our board of directors, customary regulatory and other approvals and the receipt of a favorable tax ruling from the Internal Revenue Service, among other things.

Hispanic Brands. Our Hispanic Brands operate in the quick-casual restaurant segment, combining the convenience and value of quick-service restaurants with the menu variety, use of fresh ingredients and food quality more typical of casual dining restaurants. For the year ended December 31, 2010, our company-owned Pollo Tropical and Taco Cabana restaurants generated average annual sales per restaurant of $2,056,000 and $1,616,000, respectively, which we believe are among the highest in the quick-casual and quick-service segments. For the year ended December 31, 2010, aggregate revenues for our Hispanic Brands were $439.1 million, which represented 55.1% of our total consolidated revenues.

Pollo Tropical: Our Pollo Tropical restaurants are a quick-casual restaurant chain offering a unique selection of food items reflecting tropical and Caribbean influences and feature grilled chicken marinated in our own blend of tropical fruit juices and spices. Our menu also features other items including roast pork, chicken fajitas, sandwiches, wraps, salads, grilled ribs and wings offered with a selection of sauces, Caribbean style “made from scratch” side dishes, deserts and snacks. Most menu items are made fresh daily in each of our Pollo Tropical restaurants, which feature open display cooking that enables customers to observe the preparation of menu items, including chicken grilled on large, open-flame grills. Pollo Tropical opened its first restaurant in 1988 in Miami. As of January 2, 2011, we owned and operated a total of 91 Pollo Tropical restaurants, of which 86 were located in Florida and five were located in New Jersey. For the year ended December 31, 2010, the average sales transaction at our company-owned Pollo Tropical restaurants was $9.38 reflecting, in part, strong dinner traffic, with dinner sales representing the largest sales day-part. For the year ended December 31, 2010, our Pollo Tropical brand generated total revenues of $187.3 million.

Taco Cabana: Our Taco Cabana restaurants serve fresh Tex-Mex and traditional Mexican style food, including sizzling fajitas, quesadillas, enchiladas, burritos, tacos, other Tex-Mex dishes, fresh-made flour tortillas, frozen margaritas and beer. Most menu items are made fresh daily in each of our Taco Cabana restaurants, which feature open display cooking that enables customers to observe the preparation of menu items, including fajitas cooking on a grill and a machine making fresh tortillas. A majority of our Taco Cabana restaurants are open 24 hours a day, generating customer traffic and restaurant sales across multiple day-parts by offering a convenient and quality experience to our customers. Taco Cabana pioneered the Mexican patio café concept with its first restaurant in San Antonio, Texas in 1978. As of January 2, 2011, we owned and operated 155 Taco Cabana restaurants located in Texas, Oklahoma and New Mexico, of which 149 were located in Texas. For the year ended December 31, 2010, the average sales transaction at our company-owned Taco Cabana restaurants was $7.80 with dinner sales representing the largest sales day-part. For the year ended December 31, 2010, our Taco Cabana brand generated total revenues of $251.8 million.

Burger King. Burger King is the second largest hamburger restaurant chain in the world (as measured by the number of restaurants and system-wide sales) and we are the largest franchisee in the Burger King system, based on number of restaurants. Burger King restaurants are part of the quick-service restaurant segment which is the largest of the five major segments of the U.S. restaurant industry based on 2009 sales. Burger King restaurants feature the popular flame-broiled Whopper® sandwich, as well as a variety of hamburgers and other sandwiches, fries, salads, breakfast items and other offerings. According to BKC, historically it has spent between 4% and 5% of its annual system sales on marketing, advertising and promotion to sustain and increase its high brand awareness. We benefit from BKC’s marketing initiatives as well as its development and introduction of new menu items. As of December 31, 2010, we operated 305 Burger King restaurants located in 12 Northeastern, Midwestern and Southeastern states. For the year ended December 31, 2010, the average sales transaction at our Burger King restaurants was $5.44. For the year ended December 31, 2010, our Burger King restaurants generated total revenues of $357.1 million.

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

Industry

The Restaurant Market

According to Technomic, in 2009 total restaurant industry revenues in the United States were approximately $360 billion. Sales in the overall U.S. restaurant industry as reported by Technomic have increased at a compound annual growth rate of 4.0% from 1999 through 2009.

Quick-Casual Restaurants

Our Hispanic Brands operate in the quick-casual restaurant segment, combining the convenience of quick-service restaurants with the menu variety, use of fresh ingredients and food quality more typical of casual dining. We believe that the quick-casual restaurant segment is one of the fastest growing segments of the restaurant industry. According to Technomic, 2009 sales growth for quick-casual chains in the Technomic Top 500 restaurant chains was 4.4% as compared to a decline of 0.8% for the overall Top 500 restaurant chains collectively.

Quick-casual restaurants are primarily distinguished by the following characteristics:

•

Quick-service or self-service format. Meals are purchased prior to receiving food. In some cases, payment may be made at a separate station from where the order was placed. Also, servers may bring orders to the customer’s table.

•

Higher check averages than quick-service restaurants. Technomic reports that the average check at quick-casual restaurants in 2009 ranged between $7 and $10, which was higher than the average check at traditional quick-service restaurants.

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

•

Enhanced décor and services. Wooden tables, upholstered seating and track lighting are some of the design features commonly found in quick-casual establishments as well as the availability of Wi-Fi and the use of silverware and plates.

We believe that our Hispanic Brands are positioned to benefit from growing consumer demand for quick-casual restaurants because of food quality, value, differentiation of flavors and the increasing acceptance of ethnic foods. In addition, we believe our recent initiatives to enhance our Pollo Tropical and Taco Cabana restaurants in certain existing markets to provide customers an elevated quick-casual experience will better position our Hispanic Brands for successful and sustainable growth in new markets. We also believe that our Hispanic Brands will benefit from two significant demographic factors: the expected long-term population growth rates in regions in which our restaurants are currently located and the expected rate of growth of the Hispanic population in the United States, both as projected by the U.S. Census Bureau in 2009.

Our Burger King restaurants are part of the quick-service restaurant segment that Technomic indicates is the largest of the five major segments of the U.S. restaurant chain industry. Technomic identifies eleven major types of restaurants comprising the quick-service segment: Hamburger, Pizza, Chicken, Other Sandwich, Mexican, Frozen Desserts, Donut, Beverage, Cafeteria/Buffet, Family Steak and Bakery Cafe. According to Technomic, the quick-service restaurant industry in 2009 was divided by menu category as follows (percentages are based on total industry sales for the quick-service segment):

According to Technomic, sales at all quick-service restaurants in the United States in 2009 were $191.2 billion, and were 53.1% of total U.S. restaurant industry sales, an increase from 52.9% in 2008. Sales for this segment in 2010 were projected by Technomic to be equal to 2009.

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

Our Burger King restaurants operate in the hamburger segment of the quick-service restaurant segment. The hamburger segment of the quick-service restaurant segment in the United States, which increased 0.4% in 2009 and generated $64.4 billion in sales, is the largest segment of the quick-service restaurant segment in the United States, according to Technomic.

We believe that the quick-service and quick-casual restaurant segments meet consumers’ desire for a convenient, reasonably priced restaurant experience. In addition, we believe that the consumers’ need for meals prepared outside of the home, including takeout, has increased significantly over historical levels as a result of the number of dual income households and single parent families.

Our Competitive Strengths

We believe we have the following strengths:

Strong Hispanic Brands. We believe that the following factors have contributed, and will continue to contribute, to the success of our Hispanic Brands:

•	freshly-prepared food at competitive prices with convenience and value;

•	a variety of signature dishes with Hispanic flavor profiles designed to appeal to consumers’ desire for freshly-prepared food and menu variety;

•	a successful dinner day-part representing the largest sales day-part at both of our Hispanic Brands, providing a higher average check than our other day-parts;

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

•	ability to continue to benefit from the projected long-term population growth in Florida and Texas;

•	established infrastructure at our Hispanic Brands to manage operations and develop and introduce new menu offerings, positioning us to build customer frequency and broaden our customer base; and

•	ability to capitalize on the increasing home meal replacement trend.

Our Large Number of Company-Owned Restaurants Enable us to Effectively Manage our Hispanic Brands. As of December 31, 2010, our Hispanic Brands were comprised of 246 company-owned and 33 franchised restaurants, of which only seven of these franchised restaurants were located in the United States. Our Hispanic Brand restaurants in the United States are substantially company-owned and we therefore exercise control over the day-to-day operations of our restaurants unlike many of our competitors that have multiple franchisees operating as a single brand. Consequently, our success does not depend on our control of our franchisees, or their support of our marketing programs, new product offerings, strategic initiatives or new restaurant development strategies. In addition, because our Hispanic Brand restaurants are primarily company-owned, we believe we are better able to provide customers a more consistent experience relative to competing brands that utilize franchisee-operated restaurants.

Strong Restaurant Level Economics and Operating Metrics for our Hispanic Brands. We believe that we benefit from attractive restaurant level economics and operating profitability for our Hispanic Brands. We believe that the average annual sales at our company-owned Hispanic Brand restaurants of $2,056,000 for our Pollo Tropical restaurants and $1,616,000 for our Taco Cabana restaurants are among the highest in the quick-casual and quick-service segments. As a percentage of total Pollo Tropical revenues, for the year ended December 31, 2010 our Pollo Tropical restaurants generated Adjusted Segment EBITDA margin of 16.2%, which included general and administrative expenses of 6.4%. As a percentage of total Taco Cabana revenues, for the year ended December 31, 2010 our Taco Cabana restaurants generated Adjusted Segment EBITDA margin of 10.9%, which included general and administrative expenses of 4.3%. We believe that the average annual sales at our company-owned Hispanic Brand restaurants and the operating margins of our Hispanic Brands generate unit economics and returns on invested capital which will enable us to sustain new unit growth.

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

Well Positioned to Continue to Capitalize on the Growth of the Hispanic Population in the United States. We expect sales from our Hispanic Brand restaurants to benefit from the population growth of the U.S. Hispanic population which is projected by the U.S. Census Bureau to grow at a faster rate than the national average. The U.S. Census Bureau forecasts that the growth of the Hispanic population is expected to outpace overall population growth and increase from 16.0% of the total U.S. population in 2010 to 24.0% by 2030.

Largest Burger King Franchisee. We are Burger King’s largest franchisee and are well positioned to leverage the scale and marketing of one of the most recognized brands in the restaurant industry. The size of our Burger King business has contributed significantly to our large aggregate restaurant base, enabling us to enhance operating efficiencies and realize benefits across all three of our brands from economies of scale with respect to our management team and management information and operating systems. We believe our Burger King restaurants have the potential for higher sales and improved profitability as BKC attempts to expand its market share. Due to the number of restaurants comprising the Burger King franchise system and our historical success in acquiring and integrating franchised Burger King restaurants, we believe that there is opportunity for growth through acquisition.

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

Business Strategy

Our primary business strategies are as follows:

•

Separation of Business into Two Public Companies. We have announced our intention to pursue the splitting of our business into two separate, publicly traded companies through the tax-free spin-off of our Hispanic Brands to our stockholders. The company to be spun-off will own and operate the Pollo Tropical and Taco Cabana businesses. We will continue to own and operate our franchised Burger King restaurants. We believe that the separation will enable each company to better focus on its respective opportunities as well as to pursue its own distinct plan and growth strategy. We also believe that a separation will better position each company to align its business with its respective shareholders’ objectives. We are developing detailed plans for the proposed spin-off. The separation plan, including transaction structure, timing, composition of senior management and the boards of directors, capital structure and other matters, will be subject to approval by the our board of directors, customary regulatory and other approvals and the receipt of a favorable IRS tax ruling, among other things. We expect to complete the spin-off by the end of 2011, although there can be no assurance that the spin-off will be completed within such time period or at all.

•

Increase Comparable Restaurant Sales. Our strategy is to grow sales in our existing restaurants by continuing to develop new menu offerings and enhance the effectiveness of our advertising and promotional programs for our Hispanic Brands, further capitalize on attractive industry and demographic trends and enhance the quality of the customer experience at our restaurants. We also believe that our Burger King restaurants are well positioned to benefit from BKC’s marketing initiatives from its new ownership and leadership.

•

Improve Income from Operations and Leverage Existing Infrastructure. We believe that our long-term development of new company-owned Hispanic Brand restaurants, combined with our strategy to increase sales at our existing Hispanic Brand restaurants, will increase revenues generated by our Hispanic Brands and position us to improve our overall income from operations. We also believe that our large restaurant base, skilled management team, sophisticated management information and operating systems, and training and development programs support our strategy of enhancing operating efficiencies for our existing restaurants and successfully growing our restaurant base. Our operating systems allow us to effectively manage restaurant labor and food costs, effectively manage our restaurant operations and promote consistent application of operating controls at each of our restaurants. In addition, our size and, in the case of Burger King, the size of the Burger King system, enable us to realize certain benefits from economies of scale, including leveraging our existing infrastructure as we grow.

•

Manage and Utilize Financial Leverage to Maintain an Efficient Capital Structure to Support Future Growth. We intend to continue utilizing financial leverage in an effort to enhance returns to our stockholders. However, in response to the recent economic downturn we continue to balance our use of leverage by moderating near-term spending on new restaurant development and utilizing a portion of our free cash flow to reduce our outstanding indebtedness. We believe our operating cash flows will allow us to allocate sufficient capital towards new store development and repayment of our outstanding indebtedness as part of our strategy to support earnings growth, while providing the flexibility to alter our capital allocation depending on changes in market conditions and available expansion opportunities.

We currently plan to refinance our existing debt and to separately finance our Burger King and Hispanic Brand businesses to facilitate the separation of our businesses mentioned above. There can be no assurance that we will refinance our existing debt on favorable terms or at all or complete the separation of our Hispanic Brand business.

•

Develop New Hispanic Brand Restaurants. We believe that we have opportunities to develop new Pollo Tropical and Taco Cabana restaurants within Florida and Texas and expand the Pollo Tropical brand into other regions of the United States that match our targeted demographics of higher income levels and a more general market position. By increasing the number of restaurants we operate in a particular market, we believe that we can increase brand awareness and effectively leverage our field supervision, corporate infrastructure and marketing activities. We currently anticipate opening five to ten Hispanic Brand restaurants in 2011.

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

•

Franchise our Hispanic Brand Restaurants Internationally. We believe that there are a number of foreign markets with the appropriate demographics and consumers who possess a proclivity to eat foods similar to those offered by Pollo Tropical to support additional franchising of the Pollo Tropical brand internationally. Over the past three years we have entered into development agreements with seven additional international franchisees for the development of up to 33 franchised Pollo Tropical restaurants, in the aggregate, in Panama, Aruba, Curacao and Bonaire, Venezuela, Honduras, the Bahamas and Trinidad and Tobago. We believe that there are further opportunities to expand Pollo Tropical restaurants outside of the United States and we are seeking to franchise or license the brand in additional foreign markets. Any such expansion would generally take the form of a franchising or licensing arrangement with one or more experienced restaurant companies.

Overview of Restaurant Concepts

Pollo Tropical Restaurants

Our Pollo Tropical quick-casual restaurants combine freshly-prepared, distinctive menu items and an inviting tropical setting with the convenience and value of quick-service restaurants. Pollo Tropical restaurants offer a unique selection of food items reflecting tropical and Caribbean influences and feature fresh grilled chicken marinated in our own blend of tropical fruit juices and spices. Chicken is grilled in view of customers on large, open-flame grills. Pollo Tropical also features additional menu items such as roast pork, a line of “TropiChops®” (a casserole bowl of grilled chicken, pork or vegetables, served on top of white rice and beans and topped with freshly made salsa), sandwiches, wraps and grilled wings and ribs that feature a selection of sauces. We also offer Caribbean style fajitas and feature an array of “made from scratch” side dishes, including black beans and rice, yucatan fries and sweet plantains, as well as more traditional menu items such as french fries, corn and tossed and Caesar salads. We also offer uniquely Hispanic desserts, such as flan and tres leches.

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

In 2010 we began initiatives to enhance the Pollo Tropical concept in certain existing markets to provide customers an elevated quick-casual experience in order to better position the brand for successful and sustainable growth in its new markets. In addition to restaurant remodeling, enhancements included free table service, hand held menus, Wi-Fi, new menu items and the addition of real plates and silverware. As of January 2, 2011, we had upgraded 13 locations in our Florida west coast, Orlando and Northeast markets as part of our brand positioning efforts. These enhancements will be utilized in our future Pollo Tropical restaurant openings and in the fourth quarter of 2010 we opened two new Pollo Tropical restaurants in East Brunswick, New Jersey and Jacksonville, Florida which were based on the elevated guest service model.

Our Pollo Tropical restaurants typically provide seating for 80 to 100 customers and provide drive-thru service. As of December 31, 2010, substantially all of our company-owned Pollo Tropical restaurants were freestanding buildings. Our typical freestanding Pollo Tropical restaurant ranges between 2,800 and 3,200 square feet.

Taco Cabana Restaurants

Our Taco Cabana quick-casual restaurants combine generous portions of freshly-prepared Tex-Mex and traditional Mexican style food with the convenience and value of quick-service restaurants. The restaurants typically provide interior, semi-enclosed and patio dining areas with a festive Mexican theme. Menu items include flame-grilled beef and chicken fajitas served on sizzling iron skillets, quesadillas, enchiladas, burritos, tacos, fresh flour tortillas, customizable salads served in a Cabana Bowl, traditional Mexican and American breakfasts, and other Tex-Mex dishes. Our Taco Cabana restaurants also offer a variety of beverage choices, including frozen margaritas and beer. Most of the menu items offered at Taco Cabana are prepared at each restaurant from fresh beef, chicken and produce delivered by suppliers to the restaurant, usually three times each week. Taco Cabana utilizes fresh ingredients and prepares many items “from scratch.” In order to simplify operations and provide a more consistent product, Taco Cabana also uses a number of pre-prepared items.

Our typical freestanding Taco Cabana restaurants average approximately 3,200 square feet (exclusive of the exterior dining area) and provide seating for approximately 80 customers, with additional outside patio seating for approximately 50 customers. As of January 2, 2011, substantially all of our company-owned Taco Cabana restaurants were freestanding buildings. Taco Cabana restaurants are distinctive in appearance, conveying a Mexican theme and permitting easy identification by passing motorists. Our Taco Cabana restaurants feature rounded fronts, as well as Southwest accents such as a clay tile roof, heavy wood beams and a trellis that shades the patio area, and the use of bright colors. In 2010 we began initiatives to enhance the Taco Cabana concept in certain existing markets to provide customers an elevated quick-casual experience and better position the brand for successful and sustainable growth. In addition to restaurant remodeling, enhancements included free table service, hand held menus, Wi-Fi and new menu items. As of January 2, 2011, we had upgraded a total of 31 restaurants in Texas which included 29 locations in the Dallas market, one location in College Station and one location in Corpus Christi. In 2011 we plan to upgrade an additional six locations in the Dallas market and 20 locations in the Austin market as a continuation of our brand positioning efforts.

Taco Cabana’s interior restaurant design features open display cooking that enables customers to observe fajitas cooking on a grill, a machine making fresh flour tortillas and the preparation of other food items. Upon entry, the customer places an order selected from an overhead menu board, proceeds down a service line to where the order is picked up, and then passes a salsa bar en route to the dining area. The distinctive salsa bar offers Taco Cabana customers freshly-prepared Tex-Mex ingredients such as salsa de fuego (made with charred peppers and tomatoes), pico de gallo and salsa (all “made from scratch” throughout the day at each restaurant), as well as cilantro, pickled jalapeno slices, crisp chopped onions and fresh sliced limes. Depending on the season, time of day and personal preference, our customers can choose to dine in the restaurant’s brightly colored and festive interior dining area or in either the semi-enclosed or outdoor patio areas.

Our Taco Cabana restaurants provide the convenience of drive-thru windows as well as the ability for customers to dine-in or take-out. A majority of our Taco Cabana restaurants are open 24 hours a day, although hours of operation are continually evaluated on a market and individual restaurant basis.

Burger King Restaurants

Burger King is the second largest hamburger restaurant chain in the world (as measured by the number of restaurants and system-wide sales). According to BKC, as of September 30, 2010, there were a total of 12,206 Burger King restaurants operating in 76 countries and U.S. territories, of which 10,858 were franchised restaurants and 7,559 were located in the U.S. and Canada.

“Have It Your Way”® service, flame broiling, generous portions and competitive prices characterize the Burger King system marketing strategy. Our Burger King restaurants feature flame-broiled hamburgers, the most popular of which is the WHOPPER® sandwich which is a large, flame-broiled hamburger garnished with mayonnaise, lettuce, onions, pickles and tomatoes. The basic menu of all Burger King restaurants also includes specialty sandwiches including chicken and fish sandwiches, breakfast items, french fries, onion rings, salads, shakes, desserts, soft drinks and other beverages. In addition, promotional menu items are introduced periodically for limited periods. BKC continually seeks to develop new products as it endeavors to enhance the menu.

Our Burger King restaurants are typically open seven days per week and generally have operating hours ranging from 6:00 am to midnight on Sunday to Wednesday and 2:00 am on Thursday to Saturday. Burger King restaurants are quick-service restaurants of distinctive design and are generally located in high-traffic areas throughout the United States. Burger King restaurants are designed to appeal to a broad spectrum of consumers, with multiple day-part meal segments targeted to different groups of consumers.

We believe that the primary competitive advantages of Burger King restaurants are:

•	significant brand recognition;

•	convenience of location;

•	speed of service;

•	quality; and

•	price.

Our Burger King restaurants consist of one of several building types with various seating capacities. Our typical freestanding restaurant contains approximately 2,800 to 3,200 square feet with seating capacity for 90 to 100 customers, has drive-thru service windows and has adjacent parking areas. The building types for recently constructed or remodeled Burger King restaurants utilize 2,600 square feet and typically have seating capacity for 60 to 70 customers. As of January 2, 2011, almost all of our Burger King restaurants were freestanding. We operate our Burger King restaurants under franchise agreements with BKC. See “—Operations—Burger King Franchise Agreements” and “—Franchise Fees, Royalties and Early Successor Program”.

Restaurant Economics

Selected restaurant operating data for our three restaurant concepts is as follows:

	Year Ended December 31,
	2008(1)	2009(1)	2010(1)
Pollo Tropical:
Average annual sales per company-owned restaurant (in thousands)	$1,988	$1,911	$2,056
Average sales transaction	$9.81	$9.67	$9.38
Drive-through sales as a percentage of total sales	42.4%	43.2%	44.4%
Day-part sales percentages:
Lunch	46.6%	46.6%	46.5%
Dinner and late night	53.4%	53.4%	53.5%
Taco Cabana:
Average annual sales per company-owned restaurant (in thousands)	$1,664	$1,607	$1,616
Average sales transaction	$7.89	$7.87	$7.80
Drive-through sales as a percentage of total sales	49.9%	51.5%	51.9%
Day-part sales percentages:
Breakfast	17.1%	17.2%	17.4%
Lunch	23.3%	23.2%	23.1%
Dinner	25.8%	25.7%	25.8%
Late night (9 pm to midnight)	13.3%	13.1%	13.0%
Other (2 pm to 5 pm and midnight to 6 am)	20.5%	20.8%	20.7%
Burger King:
Average annual sales per restaurant (in thousands)	$1,226	$1,206	$1,162
Average sales transaction	$5.51	$5.56	$5.44
Drive-through sales as a percentage of total sales	64.0%	64.5%	65.0%
Day-part sales percentages:
Breakfast	13.9%	13.1%	13.8%
Lunch	32.1%	32.3%	31.9%
Dinner	27.0%	27.2%	26.8%
Afternoon and late night	27.0%	27.4%	27.5%

(1)	2009 was a 53-week fiscal year and 2010 and 2008 were each a 52-week fiscal year. Average annual sales for company owned or operated restaurants are derived by dividing restaurant sales for such year for the applicable segment by the average number of restaurants for the applicable segment for such year. For comparative purposes, the calculation of average annual sales per company-owned restaurant is based on a 52-week year. For purposes of calculating average annual sales per company-owned restaurant for 2009, we have excluded restaurant sales for the extra week in 2009.

Restaurant Capital Costs

The initial cost of equipment, seating, signage and other interior costs of a typical new free-standing Pollo Tropical restaurant currently is approximately $600,000 (excluding the cost of the land, building and site improvements). Generally, in our core Florida markets, the cost of land currently ranges from $900,000 to $1,100,000 and the cost of building and site improvements currently range from $950,000 to $1,250,000. In the Northeast or any other potential markets, we believe our new Pollo Tropical restaurants will have a cost for building and site improvements ranging from $1,050,000 to $1,350,000 (excluding the cost of land for those locations that we do not lease).

The initial cost of equipment, seating, signage and other interior costs of a typical new Taco Cabana restaurant currently is approximately $525,000 (excluding the cost of the land, building and site improvements). Generally, in our Texas markets, the cost of land currently ranges from $800,000 to $1,100,000 and the cost of building and site improvements currently ranges from $900,000 to $1,000,000.

The initial cost of the franchise fee, equipment, seating, signage and other interior costs of a standard new Burger King restaurant currently is approximately $350,000 (excluding the cost of the land, building and site improvements). In the markets in which we primarily operate, the cost of land generally ranges from $600,000 to $800,000 and the cost of building and site improvements generally ranges from $650,000 to $700,000.

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

Restaurant Locations

As of January 2, 2011, we owned and operated 91 Pollo Tropical restaurants, of which 86 were located in Florida and five were located in New Jersey. In addition we franchised 29 Pollo Tropical restaurants as of January 2, 2011, comprised of 21 in Puerto Rico, two in Ecuador, one in Honduras, one in the Bahamas, one in Trinidad and three on college campuses in Florida.

As of January 2, 2011, we owned and operated 155 Taco Cabana restaurants and franchised four Taco Cabana restaurants located in the following states:

	Owned	Franchised	Total
Texas	149	1	150
Oklahoma	4	—	4
New Mexico	2	2	4
Georgia	—	1	1

Total	155	4	159

The following table details the locations of our 305 Burger King restaurants as of January 2, 2011:

State	Total Restaurants
Indiana	5
Kentucky	9
Maine	4
Massachusetts	1
Michigan	24
New Jersey	2
New York	119
North Carolina	33
Ohio	78
Pennsylvania	12
South Carolina	17
Vermont	1

Total	305

Operations

Management Structure

We conduct substantially all of our executive management, finance, marketing and operations support functions from our corporate headquarters in Syracuse, New York, our Pollo Tropical division headquarters in Miami, Florida or our Taco Cabana division headquarters in San Antonio, Texas. The management structure for Pollo Tropical consists of an Executive Vice President, who has over 39 years of experience in the restaurant industry, and two Regional Directors supported by twelve district managers. The management structure of Taco Cabana consists of an Executive Vice President of Operations, who has over 37 years of restaurant experience, and two Regional Vice Presidents, a Regional Director and 22 district managers. Our Burger King operations are overseen by five Regional Directors, four of whom are Vice Presidents, that have an average of over 29 years of Burger King restaurant experience. Forty district managers that have an average of over 21 years of restaurant management experience in the Burger King system support the Regional Directors.

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

Management Information Systems

Our management information systems, which we believe are more sophisticated than systems typically utilized by many small quick-casual/quick-service restaurant operators and many other Burger King franchisees, provide us with the ability to efficiently and effectively manage our restaurants and to ensure consistent application of operating controls at our restaurants. Our size also affords us the ability to maintain an in-house staff of information technology and restaurant systems professionals dedicated to continuously enhancing our systems. In addition, these capabilities allow us to integrate newly developed or acquired restaurants and achieve greater economies of scale.

Our restaurants employ touch-screen point-of-sale (POS) systems that are designed to facilitate accuracy and speed of order taking. These systems are user-friendly, require limited cashier training and improve speed-of-service through the use of conversational order-taking techniques. The POS systems are integrated with PC-based applications at the restaurant that are designed to facilitate financial and management control of our restaurant operations. In 2008, we enhanced and upgraded our restaurant technology with the installation of new POS systems at our Taco Cabana restaurants and in 2009 we installed similar systems in our Pollo Tropical restaurants. We will be installing new POS systems at our Burger King restaurants in 2011.

Our restaurant systems provide daily tracking and reporting of traffic counts, menu item sales, labor and food data including costs, and other key operating information for each restaurant. We communicate electronically with our restaurants on a continuous basis, which enables us to collect this information for use in our corporate management systems in near real-time. Our corporate and divisional administrative headquarters house web-based systems that support all of our accounting, operating and reporting systems. We also operate a 24-hour, seven-day help desk at our corporate headquarters that enables us to provide systems and operational support to our restaurant operations as required. Among other things, our restaurant information systems provide us with the ability to:

•	monitor labor utilization and sales trends on a real-time basis at each restaurant, enabling the restaurant manager to effectively manage to our established labor standards on a timely basis;

•	reduce inventory shrinkage using restaurant-level inventory management and centralized standard costing systems;

•	analyze sales and product mix data to help restaurant managers forecast production levels;

•	monitor day-part drive-thru speed of service at each of our restaurants;

•	systematically communicate human resource and payroll data to our administrative offices for efficient centralized management of labor costs and payroll processing;

•	employ centralized control over price, menu and inventory management activities at the restaurant utilizing the remote management capabilities of our systems;

•	take advantage of electronic commerce including our ability to place orders with suppliers and to integrate detailed invoice, receiving and product data with our inventory and accounting systems; and

•	provide analyses, reporting and tools to enable all levels of management to review a wide-range of financial, product mix and operational data.

Critical information from our systems is available in near real-time to our restaurant managers, who are expected to react quickly to trends or situations in their restaurant. Our district managers also receive near real-time information from all restaurants under their control and have computer access to key operating data on a remote basis using our corporate intranet. Management personnel at all levels, from the restaurant manager through senior management, utilize key restaurant performance indicators.

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

In order to obtain a successor franchise agreement with BKC, a franchisee is typically required to make capital improvements to the restaurant to bring it up to Burger King’s current image standards. The cost of these improvements may vary widely depending upon the magnitude of the required changes and the degree to which we have made interim improvements to the restaurant. We have 22 franchise agreements due to expire in 2011, 16 franchise agreements due to expire in 2012 and 10 franchise agreements due to expire in 2013. In recent years, the historical costs of improving our Burger King restaurants in connection with franchise renewals generally have ranged from $200,000 to $550,000 per restaurant. The cost of capital improvements made in connection with future franchise agreement renewals may differ substantially from past franchise renewals depending on the current image requirements established from time to time by Burger King.

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

We evaluate the performance of our Burger King restaurants on an ongoing basis. Such evaluation depends on many factors, including our assessment of the anticipated future operating results of the subject restaurants and the cost of required capital improvements that we would need to commit for such restaurants. If we determine that a Burger King restaurant is under-performing, or that we do not anticipate an adequate return on the capital required to renew the franchise agreement, we may elect to close such restaurant. We may also relocate (offset) a restaurant within its trade area and build a new Burger King restaurant as part of the franchise renewal process. In 2010 we closed a total of eight Burger King restaurants, which included one location that was offset in 2010. In 2011, we currently anticipate that we will likely elect to close ten Burger King restaurants, in addition to one location that we plan to relocate. However, based on the current operating results of such restaurants, we believe that the impact on our results of operations as a result of such restaurant closures will not be material, although there can be no assurance in this regard. Our determination to close these restaurants in 2011 is subject to further evaluation and may change. We may also elect to close additional Burger King restaurants in the future.

In addition to the initial franchise fee, we generally pay BKC a monthly royalty. The royalty rate for both new restaurants and for successor franchise agreements is 4 1/2% of sales. The royalty rate was increased from 3 1/2% of sales in 2000, and generally for restaurants in existence in 2000, becomes effective upon the renewal of the franchise agreement. Burger King royalties, as a percentage of our Burger King restaurant sales, were 4.0% in 2010, 3.9% in 2009 and 3.8% in 2008. We anticipate our Burger King royalties, as a percentage of our Burger King restaurant sales, will remain at 4.0% in 2011 as a result of the terms outlined above.

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

Hispanic Brands Franchise Operations

As of January 2, 2011, we had six franchisees operating a total of 29 Pollo Tropical restaurants, 21 of which were located in Puerto Rico, two in Ecuador, one in Honduras, one in Trinidad, one in the Bahamas and three located on college campuses in Florida. As of January 2, 2011, we had three franchisees operating a total of four Taco Cabana restaurants.

We have also entered into development agreements with three additional Pollo Tropical franchisees; one for the development of up to five franchised restaurants in Panama, one for the development of up to four restaurants in Aruba, Curacao and Bonaire and one for the development of up to ten restaurants in Venezuela. Each of these agreements provide for the development of additional restaurants upon the successful opening of the initial restaurants required in these development agreements. We believe that there are further opportunities to expand Pollo Tropical restaurants outside of the United States and we are seeking to franchise or license the brand in additional foreign markets. Any such expansion would ideally take the form of a franchising or licensing arrangement with one or more experienced restaurant companies. We believe that there are a number of foreign markets with the appropriate population, demographic and income characteristics to support this expansion, as well as consumers with a proclivity to eat foods similar to those offered by Pollo Tropical.

Our development agreements generally provide for franchisees to commit to developing a specified number of restaurants within a certain geographic area within a specified time frame. The development agreements generally require franchisees to pay upon signing a portion of the franchise fees for each restaurant to be developed, with the balance of the fees due upon opening of each restaurant. All of our current franchisees pay a royalty based on restaurant sales and are required to operate their restaurants under the terms of our franchise agreement such as compliance with certain methods, standards and specifications developed by us, including those related to menu items, recipes, food preparation, materials, supplies, services, fixtures, furnishings, decor and signs. The franchisees have discretion to determine the prices to be charged to customers. In addition, all franchisees are required to purchase substantially all food, ingredients, supplies and materials from suppliers approved by us.

Advertising and Promotion

We believe Pollo Tropical and Taco Cabana are among the most highly recognized quick-casual restaurant brands in their respective markets of Florida and Texas. Pollo Tropical and Taco Cabana utilize an integrated, multi-level marketing approach that includes periodic chain-wide promotions, direct mail, in-store promotions, local store marketing and other strategies, including the use of radio and television advertising in their markets. Combination value meals are also utilized as well as limited time offer menu item promotions. Pollo Tropical and Taco Cabana advertise in both English and Spanish language media. As a percentage of Pollo Tropical restaurant sales, Pollo Tropical’s advertising expenditures were 2.8% in 2010, 2.7% in 2009 and 2.6% in 2008. As a percentage of Taco Cabana restaurant sales, Taco Cabana’s advertising expenditures were 4.1% in 2010, 4.0% in 2009 and 3.7% in 2008.

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

Pollo Tropical’s test kitchen is located in our Miami division headquarters. The facility includes cooking equipment that mirrors the capability of a Pollo Tropical restaurant and a tasting area. Permanent staff positions include a Vice President of R&D, a Senior Manager of R&D and two R&D managers.

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

For our Pollo Tropical restaurants, Performance Food Group, Inc serves as our primary distributor of food and paper products under an agreement that expires on May 15, 2012. Also for our Pollo Tropical restaurants, Kelly Food Service serves as our primary distributor for chicken under an agreement that expires on December 31, 2011. We also currently rely on two suppliers under agreements that expire on December 31, 2011 as our suppliers of chicken for our Pollo Tropical restaurants and, although we believe that alternative sources of chicken are available to us, if both suppliers were unable to service us, this could lead to a material disruption of service or supply until a new supplier is engaged, which could have a material adverse effect on our business.

For our Taco Cabana restaurants, SYGMA Network, Inc. (SYGMA) serves as our primary distributor of food and beverage products and supplies. SYGMA purchases, warehouses and distributes products for these restaurants under a distribution service agreement that expires June 30, 2014.

We rely heavily on these suppliers but, in general, if any supplier was unable to service us, we believe that we have alternative sources available to us to avoid any material disruption in service. With respect to our distributors for our Pollo Tropical and Taco Cabana restaurants, although we believe that alternative distributors are available to us, if any distributor was unable to service us, this could lead to a material disruption of service or supply until a new distributor is engaged, which could have a material adverse effect on our business.

We are a member of a national purchasing cooperative, Restaurant Services, Inc., created for the Burger King system. Restaurant Services, Inc. is a non-profit independent cooperative that acts as the purchasing agent for approved distributors to the Burger King system and serves to negotiate the lowest cost for the system. We use our purchasing power to negotiate directly with certain other vendors, to obtain favorable pricing and terms for supplying our Burger King restaurants. For our Burger King restaurants, we are required to purchase all of our foodstuffs, paper goods and packaging materials from BKC-approved suppliers. We currently utilize three distributors, Maines Paper & Food Service, Inc., Reinhart Food Service L.L.C. and MBM Food Service Inc., to supply our Burger King restaurants with the majority of their foodstuffs in various geographical areas and, as of December 31, 2010, such distributors supplied 65%, 31% and 4%, respectively, of our Burger King restaurants. We may purchase non-food items such as kitchen utensils, equipment maintenance tools and other supplies from any suitable source so long as such items meet BKC product uniformity standards. All BKC-approved distributors are required to purchase foodstuffs and supplies from BKC-approved manufacturers and purveyors. BKC is responsible for monitoring quality control and supervision of these manufacturers and conducts regular visits to observe the preparation of foodstuffs, and to run various tests to ensure that only quality foodstuffs are sold to BKC-approved suppliers. In addition, BKC coordinates and supervises audits of approved suppliers and distributors to determine continuing product specification compliance and to ensure that manufacturing plant and distribution center standards are met. Although we believe that we have alternative sources of supply available to our Burger King restaurants, in the event any distributor or supplier for our Burger King restaurants was unable to service us, this could lead to a disruption of service or supply at our Burger King restaurants until a new distributor or supplier is engaged, which could have an adverse effect on our business.

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

We are subject to the federal Fair Labor Standards Act and various other federal and state laws governing such matters as:

•	minimum wage requirements;

•	health care

•	unemployment compensation

•	overtime; and

•	other working conditions and citizenship requirements.

A significant number of our food service personnel are paid at rates related to the federal, and where applicable, state minimum wage and, accordingly, increases in the minimum wage have increased and in the future will increase wage rates at our restaurants.

We are assessing the various provisions of the comprehensive federal health care reform law enacted in 2010, including the impact on our business of this new law as it become effective. There are no assurances that a combination of cost management and menu price increases can accommodate all of the potential increased costs associated with these regulations.

We are also subject to various federal, state and local environmental laws, rules and regulations. We believe that we conduct our operations in substantial compliance with applicable environmental laws and regulations. None of the applicable environmental laws or regulations has had a material adverse effect on our results of operations, cash flows or financial condition.

Taco Cabana and Pollo Tropical are subject to alcoholic beverage control regulations that require state, county or municipal licenses or permits to sell alcoholic beverages at each location where they respectively sell alcoholic beverages. Typically, licenses must be renewed annually and may be revoked or suspended for cause at any time. Licensing entities, authorized with law enforcement authority, may issue violations and conduct audits and investigations of the restaurant’s records and procedures. Alcoholic beverage control regulations relate to numerous aspects of the daily operations of our Taco Cabana restaurants and certain of our Pollo Tropical restaurants, including minimum age for consumption, certification requirements for employees, hours of operation, advertising, wholesale purchasing, inventory control and handling, storage and dispensing of alcoholic beverages. These regulations also prescribe certain required banking and accounting practices related to alcohol sales and purchasing.

Our Taco Cabana restaurants and certain of our Pollo Tropical restaurants are subject to state “dram-shop” laws in the states in which they operate. Dram-shop laws provide a person injured by an intoxicated person the right to recover damages from an establishment that wrongfully served alcoholic beverages to the intoxicated or minor patron. We have specific insurance that covers claims arising under dram-shop laws. However, we cannot assure you that this insurance will be adequate to cover any claims that may be instituted against us.

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

Taco Cabana’s restaurants, although part of the quick-casual segment of the restaurant industry, compete in Texas, Oklahoma and New Mexico with quick-service restaurants, including those in the quick-service Mexican segment such as Taco Bell, other quick-casual restaurants and traditional casual dining Mexican restaurants. We believe that Taco Cabana’s combination of freshly prepared food, distinctive ambiance and superior service help to distinguish Taco Cabana restaurants from quick-service operators, while its price-value relationship enables it to compete favorably with more expensive casual dining Mexican restaurants.

With respect to our Burger King restaurants, our largest competitors are McDonald’s and Wendy’s restaurants. According to Technomic, McDonald’s restaurants had aggregate U.S. system-wide sales of $30.9 billion for the year ended December 31, 2009 and operated 13,980 restaurants in the United States at that date, and Wendy’s restaurants had aggregate system-wide sales of $8.4 billion for the year ended December 31, 2009 and operated 5,877 restaurants in the United States at that date.

Employees

As of January 2, 2011, we employed approximately 16,300 persons, of which approximately 400 were administrative personnel and approximately 15,900 were restaurant operations personnel. None of our employees is covered by collective bargaining agreements. We believe that our overall relations with our employees are good.

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

The quick-casual and quick-service restaurant segments are highly competitive and can be materially adversely affected by many factors, including:

•	changes in local, regional or national economic conditions;

•	changes in demographic trends;

•	changes in consumer tastes;

•	changes in traffic patterns;

•	increases in fuel prices;

•	consumer concerns about health and nutrition;

•	increases in the number of, and particular locations of, competing restaurants;

•	inflation;

•	increases in utility costs;

•	increases in the cost of food, such as beef and chicken, produce and packaging;

•	consumer dietary considerations;

•	increased labor costs, including healthcare, unemployment insurance and minimum wage requirements;

•	regional weather conditions; and

•	the availability of experienced management and hourly-paid employees.

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

Our continued growth depends on our ability to develop additional Pollo Tropical and Taco Cabana restaurants and to selectively acquire and develop additional Burger King restaurants. Development involves substantial risks, including the following:

•	the inability to fund development;

•	development costs that exceed budgeted amounts;

•	delays in completion of construction;

•	the inability to obtain all necessary zoning and construction permits;

•	the inability to identify, or the unavailability of, suitable sites on acceptable leasing or purchase terms;

•	developed restaurants that do not achieve desired revenue or cash flow levels once opened;

•	incurring substantial unrecoverable costs in the event a development project is abandoned prior to completion or a new restaurant is closed due to poor financial performance;

•	the inability to recruit, train and retain managers and other employees necessary to staff each new restaurant;

•	changes in governmental rules, regulations and interpretations; and

•	changes in general economic and business conditions.

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

Additionally, we may encounter difficulties growing beyond our presence in our existing core markets. We cannot assure you that we will be able to successfully grow our market presence beyond the current key regions within our existing markets, as we may encounter well-established competitors in new areas. In addition, we may be unable to find attractive locations or successfully market our products as we attempt to expand beyond our existing core markets, as the competitive circumstances and consumer characteristics in these new areas may differ substantially from those in areas in which we currently operate. We may also not open a sufficient number of restaurants in new markets in order to leverage distribution, supervision and promotional costs. As a result of the foregoing, we cannot assure you that we will be able to successfully or profitably operate our new restaurants outside our core markets.

Our expansion into new markets may present increased risks due to a lack of market awareness of our Hispanic Brands.

Some of our new restaurants are and will be located in areas where there is a limited or a lack of market awareness of the Pollo Tropical or Taco Cabana brand and therefore it may be more challenging for us to attract customers to our restaurants. Restaurants opened in new markets may open at lower average weekly sales volumes than restaurants opened in existing markets, and may have higher restaurant-level operating expense ratios than in existing markets. Sales at restaurants opened in new markets may take longer to reach average unit volumes, if at all, thereby adversely affecting our operating results, including the recognition of future impairment and other lease charges. Opening new restaurants in areas in which potential customers may not be familiar with our restaurants may include costs related to the opening and promotion of those restaurants that are substantially greater than those incurred by our restaurants in other areas. Even though we may incur substantial additional costs with respect to these new restaurants, they may attract fewer customers than our more established restaurants in existing markets.

We could be adversely affected by food-borne illnesses, as well as widespread negative publicity regarding food quality, illness, injury or other health concerns.

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

The proposed spin-off of our Hispanic Brands may not occur as or when planned or at all, or could result in issues we do not yet anticipate.

Our ability to complete the proposed spin-off is subject to several conditions, including refinancing our existing debt to separately finance the Burger King and Hispanic Brand businesses, customary regulatory and other approvals, obtaining a favorable letter ruling from the Internal Revenue Service, filing an effective registration statement with the Securities and Exchange Commission, final approval from our board of directors and may be affected by unanticipated developments or changes in market conditions. For these and other reasons, the proposed spin-off may not be completed by the end of 2011 or at all. Additionally, execution of the proposed spin-off may require significant time and attention from management, which may divert management’s attention from other aspects of our business operations. Further, if we complete the proposed spin-off , we may not achieve the intended results and may result in additional operating expenses for both companies in the aggregate. Any such difficulties could adversely affect our business, results of operations or financial condition.

The spin-off could result in substantial tax liability.

We will request a private letter ruling from the IRS to ascertain whether for U.S. federal income tax purposes, each of the spin-off transaction and certain related transactions will qualify under Section 355 and/or 368 of the Internal Revenue Code of 1986, as amended. Our receipt of a favorable private letter ruling will be a condition to the completion of the spin-off.

If the factual assumptions or representations made in the private letter ruling request are inaccurate or incomplete in any material respect, then we will not be able to rely on the ruling which could result in both us and our stockholders incurring significant U.S. federal income tax liabilities if taxing authorities conclude the distribution is taxable.

Our substantial indebtedness could adversely affect our financial condition and our ability to operate our business.

We have a substantial amount of indebtedness. As of January 2, 2011, we had $263.5 million of outstanding indebtedness, including $87.3 million of term loan indebtedness under the senior credit facility, $165.0 million of 9% Senior Subordinated Notes due 2013 (the “Notes”), $10.1 million of lease financing obligations and $1.2 million of capital leases. Our senior credit facility initially totaled approximately $185.0 million, consisting of $120.0 million principal amount of term loan A borrowings maturing on March 9, 2013 (or earlier on September 30, 2012 if the Notes are not refinanced by June 30, 2012) and a $65.0 million revolving facility (including a sub limit of up to $25.0 million for letters of credit and up to $5.0 million for swingline loans), maturing on March 8, 2012. As a result, we are a highly leveraged company. This level of indebtedness could have important consequences, including the following:

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

•

there would be a material adverse effect on our business and financial condition if we were unable to service our indebtedness, obtain additional financing as needed or refinance our current indebtedness.

Despite our substantial indebtedness, we may still incur significantly more debt, which could further exacerbate the risks described above.

Although covenants under our new senior credit facility and the Indenture governing the Notes limit our ability and the ability of our present and future restricted subsidiaries to incur additional indebtedness, the terms of our senior credit facility and the Indenture governing the Notes permit us to incur significant additional indebtedness, including unused availability under our revolving credit facility. As of January 2, 2011, we had $51.3 million available for additional revolving credit borrowings under our senior credit facility (after reserving for $13.7 million of letters of credit guaranteed by the facility), subject to compliance with customary borrowing conditions. In addition, neither the senior credit facility nor the Indenture governing the Notes prevent us from incurring obligations that do not constitute indebtedness as defined in those documents. To the extent that we incur additional indebtedness or other obligations, the risks associated with our substantial leverage described above, including our possible inability to service our debt would increase.

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

In addition, upon the incurrence of specific kinds of change of control events, we must offer to purchase the Notes at 101% of the principal amount thereof plus accrued and unpaid interest to the purchase date. We may not have sufficient funds available to make any required repurchases of the Notes, and restrictions under our senior credit facility may not allow that repurchase. If we fail to repurchase the Notes in that circumstance, we will be in default under the Indenture governing the Notes and, under cross-default clauses; we will also be in default under the senior credit facility. In addition, certain change of control events will constitute an event of default under the senior credit facility. A default under the senior credit facility could result in an event of default under the Indenture if the administrative agent or the lenders accelerate the debt under the senior credit facility. In the event of a default under our senior credit facility or the Indenture, the holders of the applicable indebtedness generally would be able to declare all of that indebtedness to be due and payable as described in the following risk factor. Upon the occurrence of a change of control we could seek to refinance the indebtedness under the senior credit facility and the Notes or obtain a waiver from the lenders or the note holders. We cannot assure you, however, that we would be able to obtain a waiver or refinance our indebtedness on commercially reasonable terms, if at all, in which case we might be required to sell assets to satisfy our repayment obligations. Any future debt that we incur may also contain provisions requiring the repayments of that debt upon the occurrence of similar change of control events or restrictions on repayment of the Notes or borrowings under our senior credit facility upon a change of control.

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

In addition, our senior credit facility requires us to comply with various operational and other covenants and restricts our ability to prepay our subordinated indebtedness. Also, our senior credit facility requires us to maintain compliance with specified financial ratios, including fixed charge coverage, senior leverage and total leverage ratios (as such terms are defined in our senior credit facility). At January 2, 2011 we were in compliance with such covenants under our senior credit facility. However, our ability to comply with these ratios may be affected by events beyond our control. Any other debt instruments we enter into in the future may also have provisions similar to those described above.

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

Under each of our franchise agreements with BKC, we are required to comply with operational programs established by BKC. For example, our franchise agreements with BKC require that our restaurants comply with specified design criteria. In addition, BKC generally has the right to require us during the tenth year of a franchise agreement to remodel our restaurants to conform to the then-current image of Burger King, which may require the expenditure of considerable funds. In addition we may not be able to avoid adopting menu price discount promotions or permanent menu price decreases instituted by BKC that may be unprofitable.

Our franchise agreements typically have a 20-year term after which BKC’s consent is required to receive a successor franchise agreement. Our franchise agreements with BKC that are set to expire over the next three years are as follows:

•	22 of our franchise agreements with BKC are due to expire in 2011;

•	16 of our franchise agreements with BKC are due to expire in 2012; and

•	10 of our franchise agreements with BKC are due to expire in 2013.

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

Our franchisees could take actions that harm our reputation.

As of January 2, 2011, a total of 33 Pollo Tropical and Taco Cabana restaurants were owned and operated by our franchisees. We do not exercise control of the day-to-day operations of our franchisees. We expect our number of franchised restaurants to increase in the future as a result of our international franchising strategy for Pollo Tropical. While we attempt to ensure that franchisee-owned restaurants maintain the same high operating standards as our company-owned restaurants, one or more of these franchisees may fail to meet these standards. Any shortcomings at our franchisee-owned restaurants are likely to be attributed to our company as a whole and could adversely affect our reputation and damage our brands.

If the sale-leaseback market requires significantly higher yields, we may not enter into sale-leaseback transactions and as a result would not receive the related net proceeds.

From time to time, we sell our restaurant properties in sale-leaseback transactions. We historically have used, and intend to use, the net proceeds from such transactions to reduce outstanding debt and fund future capital expenditures for new restaurant development. However, the sale-leaseback market may cease to be a reliable source of additional cash flows for us in the future if capitalization rates become less attractive or other unfavorable market conditions develop. For example, should the sale-leaseback market require significantly higher yields (which may occur as interest rates rise), we may not enter into sale-leaseback transactions, which could adversely affect our ability to reduce outstanding debt and fund capital expenditures for future restaurant development.

Changes in consumer taste could negatively impact our business.

We obtain a significant portion of our revenues from the sale of hamburgers, chicken, various types of sandwiches, and Mexican and other ethnic foods. The quick-casual and quick-service restaurant segments are characterized by the frequent introduction of new products, often accompanied by substantial promotional campaigns and are subject to changing consumer preferences, tastes, and eating and purchasing habits. Our success depends on our ability to anticipate and respond to changing consumer preferences, tastes and dining and purchasing habits, as well other factors affecting the restaurant industry, including new market entrants and demographic changes. We may be forced to make changes in our menu items in order to respond to changes in consumer tastes or dining patterns, and we may lose customers who do not prefer the new menu items. In recent years, numerous companies in the quick-casual and quick-service restaurant segments have introduced products positioned to capitalize on the growing consumer preference for food products that are, or are perceived to be, promoting good health, nutritious, low in calories and low in fat content. If we do not or, in the case of our Burger King restaurants, if BKC does not, continually develop and successfully introduce new menu offerings that appeal to changing consumer preferences or if we do not timely capitalize on new products, our operating results could suffer. In addition, any significant event that adversely affects consumption of our products, such as cost, changing tastes or health concerns, could adversely affect our financial performance.

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

For our Pollo Tropical and Taco Cabana restaurants, we have negotiated directly with local and national suppliers for the purchase of food and beverage products and supplies. Pollo Tropical and Taco Cabana restaurants’ food and supplies are ordered from approved suppliers and are shipped via distributors to the restaurants. For our Pollo Tropical restaurants, Performance Food Group, Inc. serves as our primary distributor of food and paper products under an agreement that expires on May 15, 2012. Also for our Pollo Tropical restaurants Kelly Food Service serves as our primary distributor for chicken under an agreement that expires on December 31, 2011. We also currently rely on two suppliers under agreements that expire on December 31, 2011 as our suppliers of chicken for our Pollo Tropical restaurants. If both suppliers were unable to service us, this could lead to a material disruption of service or supply until a new supplier is engaged, which could have a material adverse effect on our business.

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

For our Burger King restaurants, we are a member of a national purchasing cooperative, Restaurant Services, Inc., which serves as the purchasing agent for approved distributors to the Burger King system. We are required to purchase all of our foodstuffs, paper goods and packaging materials from BKC-approved suppliers for our Burger King restaurants. We currently utilize three distributors, Maines Paper & Food Service, Inc., Reinhart Food Service L.L.C. and MBM Food Service Inc., to supply our Burger King restaurants with the majority of their foodstuffs in various geographical areas and, as of January 2, 2011, such distributors supplied 65%, 31% and 4%, respectively of our Burger King restaurants. Although we believe that we have alternative sources of supply available to our Burger King restaurants, in the event any distributors or suppliers for our Burger King restaurants are unable to service us, this could lead to a disruption of service or supply at our Burger King restaurants until a new distributor or supplier is engaged, which could have an adverse effect on our business.

If labor costs increase, we may not be able to make a corresponding increase in our prices and our operating results may be adversely affected.

Wage rates for a substantial number of our employees are above the federal and or state minimum wage rates. As federal and/or state minimum wage rates increase, we may need to increase not only the wage rates of our minimum wage employees but also the wages paid to the employees at wage rates which are above the minimum wage, which will increase our costs. To the extent that we are not able to raise our prices to compensate for increases in wage rates, including increases in state unemployment insurance costs, this could have a material adverse effect on our operating results.

The efficiency and quality of our competitors’ advertising and promotional programs and the extent and cost of our advertising could have a material adverse effect on our results of operations and financial condition.

If our competitors increase spending on advertising and promotion, or the cost of television or radio advertising increases, or our advertising and promotions are less effective than our competitors’, there could be a material adverse effect on our results of operations and financial condition. The success of our Burger King restaurants also depends upon the effectiveness of the advertising campaigns and promotions by BKC.

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

As of January 2, 2011, excluding our franchised locations, all but five of our Pollo Tropical restaurants were located in Florida and all but six of our Taco Cabana restaurants were located in Texas. Also, as of January 2, 2011, approximately 65% of our Burger King restaurants were located in New York and Ohio. Therefore, the economic conditions, state and local government regulations, weather conditions or other conditions affecting Florida, Texas, New York and Ohio and the tourism industry affecting Florida may have a material impact on the success of our restaurants in those locations.

Many of our restaurants are located in regions that may be susceptible to severe weather conditions. As a result, adverse weather conditions in any of these areas could damage these restaurants, result in fewer guest visits to these restaurants and otherwise have a material adverse impact on our business. For example, our Florida and Texas restaurants are susceptible to hurricanes and other severe tropical weather events and many of our Burger King restaurants, and most recently our Taco Cabana restaurants, are located in areas that can experience severe winter weather.

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

The loss of the services of our senior management could have a material adverse effect on our business, financial condition or results of operations.

Our success depends to a large extent upon the continued services of our senior management who have substantial experience in the restaurant industry. We believe that it could be difficult to replace our senior management with individuals having comparable experience. Consequently, the loss of the services of members of our senior management could have a material adverse effect on our business, financial condition or results of operations.

Government regulation could adversely affect our financial condition and results of operations.

We are subject to extensive laws and regulations relating to the development and operation of restaurants, including regulations relating to the following:

•	zoning;

•	requirements relating to labeling of caloric and other nutritional information on menu boards, advertising and food packaging;

•	the preparation and sale of food;

•	liquor licenses which allow us to serve alcoholic beverages at our Taco Cabana restaurants and at select Pollo Tropical restaurant locations;

•	employer/employee relationships, including minimum wage requirements, overtime, working and safety conditions, and citizenship requirements;

•	health care;

•	federal and state laws that prohibit discrimination and laws regulating design and operation of facilities, such as the Americans With Disabilities Act of 1990; and

•	federal and state regulations governing the operations of franchises, including rules promulgated by the Federal Trade Commission.

In the event that legislation having a negative impact on our business is adopted, it could have a material adverse impact on us. For example, substantial increases in the minimum wage or state or Federal unemployment taxes could adversely affect our financial condition and results of operations. Local zoning or building codes or regulations and liquor license approvals can cause substantial delays in our ability to build and open new restaurants. Local authorities may revoke, suspend or deny renewal of our liquor licenses if they determine that our conduct violates applicable regulations. Any failure to obtain and maintain required licenses, permits and approvals could adversely affect our operating results.

We are assessing the various provisions of the comprehensive federal health care reform law enacted in 2010, including the impact on our business of this new law as it become effective. There are no assurances that a combination of cost management and menu price increases can accommodate all of the potential increased costs associated with these regulations.

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

We may in the future seek to acquire other restaurant chains or additional Burger King restaurants from other Burger King franchisees. Although we believe that opportunities for future acquisitions may be available from time to time, increased competition for acquisition candidates exists and may continue in the future. Consequently, there may be fewer acquisition opportunities available to us as well as higher acquisition prices. There can be no assurance that we will be able to identify, acquire, manage or successfully integrate acquired restaurant companies without substantial costs, delays or operational or financial problems. In the event we are able to acquire other restaurant companies, the integration and operation of the acquired restaurants may place significant demands on our management, which could adversely affect our ability to manage our existing restaurants. We also face the risk that our existing systems, procedures and financial controls will be inadequate to support any restaurant chains we may acquire and that we may be unable to successfully integrate the operations and financial systems of any chains we may acquire with our own systems. While we may evaluate and discuss potential acquisitions from time to time, we currently have no understandings, commitments or agreements with respect to any acquisitions. We may be required to obtain additional financing to fund future acquisitions. There can be no assurance that we will be able to obtain additional financing on acceptable terms or at all. Both the senior credit facility and the Indenture governing the Notes contain restrictive covenants that may prevent us from incurring additional debt or acquiring additional restaurant chains. In addition, in the event we refinance such indebtedness, the terms of the new indebtedness would likely contain restrictive covenants similar to covenants under our current senior credit facility and Indenture.

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

•

announcements by us or our competitors of significant acquisitions, strategic partnerships or divestitures and our ability to complete any such transaction, including without limitation, our recent announcement of our intention to pursue the spin-off of our Hispanic Brand businesses to our stockholders;

•	announcements of investigations or regulatory scrutiny of our operations or lawsuits filed against us;

•	capital commitments;

•	our ability to refinance our indebtedness (in contemplation of the proposed spin-off transaction or otherwise) on acceptable terms or at all;

•	changes in accounting principles;

•	additions or departures of key personnel; and

•	sales of our common stock, including sales of large blocks of our common stock or sales by our directors and officers.

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

Our executive officers, directors and Jefferies Capital Partners IV LP, Jefferies Employee Partners IV LLC and JCP Partners IV LLC (collectively referred to as the “JCP Group”) together beneficially own approximately 43.7% of our common stock outstanding. In particular, the JCP Group, our largest stockholder, collectively beneficially own approximately 30.3% of our outstanding common stock, based on shares outstanding as of February 25, 2011. In addition, our executive officers and directors (excluding directors affiliated with the JCP Group) together beneficially own approximately 13.4% of our common stock outstanding, based on shares outstanding as of February 25, 2011. As a result, our executive officers, directors and the JCP Group, if they act as a group, will be able to significantly influence matters that require approval by our stockholders, including the election of directors and approval of significant corporate transactions such as mergers and acquisitions. The directors will have the authority to make decisions affecting our capital structure, including the issuance of additional debt and the declaration of dividends. The JCP Group may also have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. Corporate action might be taken even if other stockholders oppose them. This concentration of ownership might also have the effect of delaying or preventing a change of control of our company that other stockholders may view as beneficial, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company and might ultimately depress the market price of our common stock.

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None

ITEM 2.	PROPERTIES

As of January 2, 2011, we owned or leased the following restaurant properties:

	Owned	Leased(1)	Total(2)

Restaurants:
Pollo Tropical	5	86	91
Taco Cabana	7	148	155
Burger King	9	296	305

Total operating restaurants	21	530	551

(1)	Includes 15 restaurants located in mall shopping centers, four in-line or storefront locations and six co-branded locations.
(2)	Excludes restaurants operated by our Pollo Tropical and Taco Cabana franchisees. In addition, as of January 2, 2011, we had three restaurants under construction, eight properties leased to third parties and eight properties available for sale or lease.

As of January 2, 2011, we leased 95% of our Pollo Tropical restaurants, 95% of our Taco Cabana restaurants and 97% of our Burger King restaurants. We typically enter into leases (including renewal options) ranging from 20 to 40 years. The average remaining term for all leases, including options, was approximately 25 years at January 2, 2011. Generally, we have been able to renew leases, upon or prior to their expiration, at the prevailing market rates, although there can be no assurance that this will continue to occur.

Most of our Burger King restaurant leases are coterminous with the related franchise agreements. We believe that we generally will be able to renew, at commercially reasonable rates, the leases whose terms expire prior to the expiration of that location’s Burger King franchise agreement, although there can be no assurance that this will occur.

Most leases require us to pay utility and water charges and real estate taxes. Certain leases also require contingent rentals based upon a percentage of gross sales of the particular restaurant that exceed specified minimums. In some of our mall locations, we are also required to pay certain other charges such as a pro rata share of the mall’s common area maintenance costs, insurance and security costs.

In addition to the restaurant locations set forth under Item 1. “Business—Restaurant Locations”, we own a building with approximately 25,300 square feet at 968 James Street, Syracuse, New York, which houses our executive offices and most of our administrative operations for our Burger King restaurants. We lease five small regional offices that support the management of our Burger King restaurants. We also lease approximately 13,500 square feet at 7300 North Kendall Drive, 8th Floor, Miami, Florida, which houses most of our administrative operations for our Pollo Tropical restaurants. In addition, we lease approximately 17,700 square feet of office space at 8918 Tesoro Drive, Suite 200, San Antonio, Texas, which houses most of our administrative operations for our Taco Cabana restaurants.

ITEM 3.	LEGAL PROCEEDINGS

On November 16, 1998, the Equal Employment Opportunity Commission (“EEOC”) filed suit in the United States District Court for the Northern District of New York (the “Court”), under Title VII of the Civil Rights Act of 1964, as amended, against Carrols. The complaint alleged that Carrols engaged in a pattern or practice of unlawful discrimination, harassment and retaliation against former and current female employees. The EEOC ultimately attempted to present evidence of 511 individuals that it believed constituted the “class” of claimants for which it was seeking monetary and injunctive relief from Carrols. On April 20, 2005, the Court issued a decision and order granting Carrols’ Motion for Summary Judgment that it filed in January 2004, dismissing the EEOC’s pattern or practice claim. Carrols then moved for summary judgment against the claims of the 511 individual claimants. On March 2, 2011, the Court issued a decision and order granting summary judgment against the claims of all but 131 of the 511 individual claimants and dismissed 380 of the individual claimants from the case. Both the EEOC and Carrols have since filed motions for reconsideration in part of the Court’s March 2, 2011, decision and order, as a result of which the number of surviving claimants may increase to as many as 184 or decrease to as few as four. It is not possible to predict the outcome of these motions at this time.

Subject to possible appeal by the EEOC, the EEOC’s pattern or practice claim is dismissed; however, the Court has yet to determine how the claims of the individual claimants ultimately determined to survive will proceed. Although we believe that the EEOC’s continued class litigation argument is without merit, it is not possible to predict the outcome of that matter on an appeal, if one is taken. We do not believe that any of the remaining individual claims would have a material adverse impact on our consolidated financial statements.

We are a party to various other litigation matters incidental to the conduct of our business. We do not believe that the outcome of any of these other matters will have a material adverse effect on our consolidated financial statements.

ITEM 4.	RESERVED

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock trades on the NASDAQ Global Market under the symbol “TAST”. The common stock has been quoted on the NASDAQ Global Market since December 15, 2006. On February 25, 2011, there were 21,641,071 shares of our common stock outstanding held by 681 holders of record. This excludes persons whose shares are held by a brokerage house or clearing agency. The closing price of our common stock on February 25, 2011 was $7.85.

The following table sets for the range of high and low closing prices of our common stock for the periods indicated, as reported by the NASDAQ Global Market:

	Common Stock Price
	High	Low
Year Ended January 2, 2011
First Quarter	$7.32	$6.10
Second Quarter	7.99	4.46
Third Quarter	5.42	4.00
Fourth Quarter	7.83	5.23

Year Ended January 3, 2010
First Quarter	$3.60	$2.37
Second Quarter	7.50	3.62
Third Quarter	8.15	6.46
Fourth Quarter	7.79	6.36

Dividends

We did not pay any cash dividends during the fiscal years 2010 or 2009. We do not anticipate paying any cash dividends on our common stock in the foreseeable future. We currently intend to retain all available funds to fund the development and growth of our business. In addition, we are a holding company and conduct all of our operations through our direct and indirect subsidiaries. As a result, for us to pay dividends, we need to rely on dividends or distributions to us from Carrols and indirectly from subsidiaries of Carrols. The Indenture governing the Notes and our senior credit facility limit, and debt instruments that we and our subsidiaries may enter into in the future may limit the ability of Carrols and its subsidiaries to pay dividends to us and our ability to pay dividends to our stockholders.

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

The initial public offering price of our common stock in the IPO was $13.00 and the closing price of our common stock on December 15, 2006 was $15.20. The following graph is based upon the closing price of our common stock from December 15, 2006 through December 31, 2010.

	12/15/06	12/31/06	12/31/07	12/31/08	12/31/09	12/31/10
Carrols Restaurant Group, Inc.	$100.00	$93.29	$63.03	$17.76	$46.51	$48.82
NASDAQ Composite	$100.00	$99.71	$111.25	$65.83	$95.59	$112.37
S&P SmallCap 600 Restaurants	$100.00	$101.05	$73.95	$48.99	$68.91	$92.76

ITEM 6.	SELECTED FINANCIAL DATA

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

The following table sets forth our selected consolidated financial data derived from our audited consolidated financial statements for each of the years ended December 31, 2006, 2007, 2008, 2009 and 2010. The information in the following table should be read together with our consolidated financial statements and accompanying notes as of December 31, 2009 and 2010 and for the years ended December 31, 2008, 2009 and 2010, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included under Item 7 of this report. These historical results are not necessarily indicative of the results to be expected in the future. Our fiscal years ended December 31, 2006, 2007, 2008 and 2010 each contained 52 weeks. Our fiscal year ended December 31, 2009 contained 53 weeks. The amounts in the table below reflect rounding adjustments.

The difference between the consolidated financial statements of Carrols Restaurant Group and Carrols is primarily due to additional rent expense of approximately $6,000 per year for Carrols Restaurant Group and the composition of stockholders’ equity.

	Year Ended December 31,
	2006	2007	2008	2009	2010
	(Dollar amounts in thousands, except share and per share data)
Statements of operations data:
Revenues:
Restaurant sales	$750,069	$788,065	$814,893	$814,534	$794,611
Franchise royalty revenues and fees	1,357	1,344	1,434	1,606	1,533

Total revenues	751,426	789,409	816,327	816,140	796,144

Costs and expenses:
Cost of sales	210,299	225,945	244,816	237,446	240,635
Restaurant wages and related expenses (1)	218,797	231,735	236,215	239,553	235,075
Restaurant rent expense	37,768	44,122	46,686	49,709	48,578
Other restaurant operating expenses	111,101	115,792	123,278	117,761	114,643
Advertising expense	27,692	30,941	31,329	31,172	30,362
General and administrative (1)	49,756	52,633	52,663	51,851	51,021
Depreciation and amortization	33,534	31,777	32,436	32,520	32,459
Impairment and other lease charges	1,019	2,169	5,521	2,771	7,323
Other income (2)	(2,787)	(1,150)	(580)	(720)	(444)

Total operating expenses	687,179	733,964	772,364	762,063	759,652

Income from operations	64,247	55,445	43,963	54,077	36,492
Interest expense	44,262	31,439	28,033	19,638	18,805
Loss (gain) on extinguishment of debt	—	1,485	(4,368)	—	—

Income before income taxes	19,985	22,521	20,298	34,439	17,687
Provision for income taxes	6,561	7,468	7,546	12,604	5,771

Net income	$13,424	$15,053	$12,752	$21,835	$11,916

Per share data (3):
Basic net income per share	$0.83	$0.70	$0.59	$1.01	$0.55
Diluted net income per share	$0.83	$0.70	$0.59	$1.00	$0.55

Weighted average shares outstanding (3):
Basic net income per share	16,152,060	21,551,850	21,573,500	21,594,366	21,620,550
Diluted net income per share	16,152,330	21,559,239	21,575,773	21,768,683	21,835,417

	Year Ended December 31,
	2006	2007	2008	2009	2010
	(dollar amounts in thousands)
Other financial data:
Net cash provided from operating activities	$48,755	$54,955	$44,646	$60,688	$46,748
Total capital expenditures	45,139	55,818	62,408	36,944	37,047
Net cash used for investing activities	10,439	45,295	47,647	30,369	28,340
Net cash used for financing activities	43,708	6,203	996	29,316	19,666

Operating Data:
Total company-owned restaurants (at end of period)	547	553	560	559	551

Pollo Tropical:
Company-owned restaurants (at end of period)	76.0	84.0	91.0	91.0	91.0
Average number of company-owned restaurants	71.7	79.6	87.5	90.8	90.5
Revenues:
Restaurant sales	$153,062	$167,458	$173,979	$176,525	$186,045
Franchise royalty revenues and fees	1,145	1,097	1,145	1,315	1,248

Total revenues	154,207	168,555	175,124	177,840	187,293
Average annual sales per company-owned restaurant (4)	2,135	2,104	1,988	1,911	2,056
Adjusted Segment EBITDA (5)(8)	28,422	28,524	23,222	26,228	30,300
Adjusted Segment EBITDA margin (6)	18.4%	16.9%	13.3%	14.7%	16.2%
Change in comparable company-owned restaurant sales (7)	3.2%	1.4%	(1.0%)	(1.3%)	7.4%

Taco Cabana:
Company-owned restaurants (at end of period)	143	147	154	156	155
Average number of company-owned restaurants	138.8	144.2	149.9	154.6	155.6
Revenues:
Restaurant sales	$228,092	$238,860	$249,365	$253,989	$251,493
Franchise royalty revenues and fees	212	247	289	291	285

Total revenues	228,304	239,107	249,654	254,280	251,778
Average annual sales per company-owned restaurant (4)	1,643	1,656	1,664	1,607	1,616
Adjusted Segment EBITDA (5)(9)	33,494	30,407	28,934	31,006	27,425
Adjusted Segment EBITDA margin (6)	14.7%	12.7%	11.6%	12.2%	10.9%
Change in comparable company-owned restaurant sales (7)	1.7%	0.2%	0.0%	(3.7%)	0.3%

Burger King:
Restaurants (at end of period)	328	322	315	312	305
Average number of restaurants	331.2	325.0	319.3	313.2	307.3
Restaurant sales	$368,915	$381,747	$391,549	$384,020	$357,073
Average annual sales per restaurant (4)	1,114	1,175	1,226	1,206	1,162
Adjusted Segment EBITDA (5)(10)	34,177	30,848	31,123	32,825	19,756
Adjusted Segment EBITDA margin (6)	9.3%	8.1%	7.9%	8.5%	5.5%
Change in comparable restaurant sales (7)	4.2%	4.6%	3.5%	(2.6%)	(4.3%)

Balance sheet data (at end of period):
Total assets	$452,859	$465,558	$450,198	$439,977	$426,302
Working capital	(30,546)	(33,112)	(41,570)	(40,170)	(39,646)
Debt:
Senior and senior subordinated debt	$298,400	$300,000	$300,000	$271,900	$252,250
Capital leases	1,509	1,283	1,295	1,193	1,202
Lease financing obligations	58,571	52,689	14,859	9,999	10,061

Total debt	$358,480	$353,972	$316,154	$283,092	$263,513

Stockholders’ equity (deficit)	$(25,767)	$(6,835)	$8,459	$31,404	$44,907

(1)	Restaurant wages and related expenses include stock-based compensation expense of $6 for 2006, $228 for 2007, $233 for 2008, $215 for 2009 and $50 for 2010. General and administrative expenses include stock-based compensation expense for the year ended December 31, 2006, 2007, 2008, 2009 and 2010 of $74, $1,310, $1,706, $1,196 and $1,601, respectively.
(2)

Other income in 2010 relates to a property insurance recovery from a fire at a Burger King restaurant. Other income in 2009 includes a gain of $0.6 million related to an insurance recovery for damages to Taco Cabana restaurants damaged during Hurricane Ike, a gain of $0.2 million related to the sale of a non-operating property and a loss of $0.1 million associated with a sale-leaseback of a restaurant property. Other income in 2008 includes gains of $0.1 million related to the sale of a Taco Cabana restaurant property and $0.5 million related to insurance recovery for damages to a Taco Cabana restaurant property in Galveston, Texas during Hurricane Ike. Other income in 2007 in includes gains of $1.2 million related to the sale of one Taco Cabana property and two non-operating Burger King properties. Other income in 2006 includes gains of $1.4 million related to the sale of a Pollo Tropical leasehold and $1.4 million from a reduction in certain reserves of $1.1 million related to a restructuring charge in 2001 and a reduction in lease liability reserves of $0.3 million for such locations due to an increase in estimates for future sublease income. See Note 9 to the consolidated financial statements.

(3)	In December 2006, the Company and certain selling stockholders completed the IPO of 5,666,666 and 5,333,334 shares of our common stock, respectively (the latter of which included 1,000,000 shares sold upon the underwriters’ exercise of its over-allotment option), at an initial public offering price of $13.00 per share. In connection with and prior to the IPO, we effected an 11.288 for one stock split on December 8, 2006. Net income per share is based on shares of our common stock and dilutive options and also gives effect to the stock split on a retroactive basis. Basic and diluted net income per share amounts for periods prior to 2006 do not reflect the additional shares issued in our IPO.
(4)	Average annual sales per restaurant are derived by dividing restaurant sales for such year for the applicable segment by the average number of company-owned and operated restaurants for the applicable segment for such year. For comparative purposes, the calculation of average annual sales per restaurant is based on a 52-week year. 2009 was a 53-week fiscal year. For purposes of calculating average annual sales per restaurant for 2009, we have excluded restaurant sales data for the extra week of 2009.
(5)	Adjusted Segment EBITDA is defined as earnings attributable to the applicable segment before interest, income taxes, depreciation and amortization, impairment and other lease charges, stock based compensation expense, other income and gains and losses on extinguishment of debt. The calculation of Adjusted Segment EBITDA for our Burger King restaurants includes general and administrative expenses related directly to our Burger King segment, as well as the expenses associated with administrative support for all three of our segments including executive management, information systems and certain accounting, legal and other administrative functions. See Note 12 to our Consolidated Financial Statements.
(6)	Adjusted Segment EBITDA margin means Adjusted Segment EBITDA as a percentage of the total revenues of the applicable segment.
(7)	Restaurants are included in comparable restaurant sales after they have been open for 12 months for our Burger King restaurants and 18 months for our Pollo Tropical and Taco Cabana restaurants. For comparative purposes, the calculation of the changes in comparable restaurant sales is based on a 52-week year. 2009 was a 53-week fiscal year. For purposes of calculating the changes in comparable restaurant sales, we have excluded restaurant sales data for the extra week of 2009.
(8)	Includes general and administrative expenses related directly to our Pollo Tropical segment of approximately $9.0 million, $9.9 million, $11.3 million, $10.3 million and $12.0 million for the years ended December 31, 2006, 2007, 2008, 2009 and 2010, respectively.
(9)	Includes general and administrative expenses related directly to our Taco Cabana segment of approximately $11.6 million, $11.1 million, $11.6 million, $11.4 million and $10.7 million for the years ended December 31, 2006, 2007, 2008, 2009 and 2010, respectively.
(10)	Includes general and administrative expenses related directly to our Burger King segment as well as expenses associated with administrative support to all three of our segments including executive management, information systems and certain accounting, legal and other administrative functions. All of such expenses totaled approximately $29.1 million, $30.3 million, $28.1 million, $28.9 million and $26.6 million for the years ended December 31, 2006, 2007, 2008, 2009 and 2010, respectively.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

We use a 52-53 week fiscal year ending on the Sunday closest to December 31. All references herein to the fiscal years ended January 2, 2011, January 3, 2010 and December 28, 2008 will be referred to as the years ended December 31, 2010, 2009 and 2008, respectively. The year ended December 31, 2009 consisted of 53 weeks. The years ended December 31, 2010 and 2008 each consisted of 52 weeks.

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

The following MD&A is written to help the reader understand our company. The MD&A is provided as a supplement to, and should be read in conjunction with, the Consolidated Financial Statements and the accompanying financial statement notes of each of Carrols Restaurant Group and Carrols appearing elsewhere in this Annual Report on Form 10-K for the year ended December 31, 2010. The overview provides our perspective on the individual sections of MD&A, which include the following:

Company Overview—a general description of our business and our key financial measures.

Recent and Future Events Affecting Our Results of Operations—a description of recent events that affect, and future events that may affect, our results of operations.

Executive Summary—an executive review of our performance for the year ended December 31, 2010.

Results of Operations—an analysis of our results of operations for the years ended December 31, 2010, 2009 and 2008 including a review of the material items and known trends and uncertainties.

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

Company Overview

We are one of the largest restaurant companies in the United States operating three restaurant brands in the quick-casual and quick-service restaurant segments with 551 restaurants located in 16 states as of January 2, 2011. We have been operating restaurants for more than 45 years. We own and operate two Hispanic restaurant brands, Pollo Tropical and Taco Cabana (together referred to by us as our Hispanic Brands), which we acquired in 1998 and 2000, respectively. We are also the largest Burger King franchisee, based on the number of restaurants, and have operated Burger King restaurants since 1976. As of January 2, 2011, our company-owned restaurants included 91 Pollo Tropical restaurants and 155 Taco Cabana restaurants, and we operated 305 Burger King restaurants under franchise agreements. We are franchising our Pollo Tropical restaurants and as of January 2, 2011 we had 29 franchised restaurants located in Puerto Rico, Ecuador, Honduras, Trinidad, the Bahamas and on college campuses in Florida. Although we are not actively franchising our Taco Cabana restaurants, we had four Taco Cabana franchised restaurants at January 2, 2011 located in the United States. We believe that the diversification and strength of our restaurant brands as well as the geographic dispersion of our restaurants provide us with stability and enhanced growth opportunities. For the years ended December 31, 2010, 2009 and 2008, we had total revenues of $796.1 million, $816.1 million and $816.3 million, respectively.

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

•

Cost of sales consists of food, paper and beverage costs including packaging costs, less purchase discounts. Cost of sales is generally influenced by changes in commodity costs, the sales mix of items sold and the effectiveness of our restaurant-level controls to manage food and paper costs. Key commodities for our Pollo Tropical and Taco Cabana restaurants, including chicken and beef, are generally purchased under contracts for future periods up to one year.

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

Recent and Future Events Affecting our Results of Operations

Spin-off of Hispanic Brands

On February 24, 2011 we announced our intention to pursue splitting our business into two separate, publicly-traded companies through the tax-free spin-off of our Hispanic Brands to our stockholders. The company to be spun off would operate our Pollo Tropical and Taco Cabana businesses. Carrols Restaurant Group would continue to own and operate our franchised Burger King restaurants.

We are developing detailed plans for the proposed spin-off. The separation plan, including transaction structure, timing, composition of senior management and the boards of directors, capital structure and other matters, will be subject to approval by our Board of Directors, customary regulatory and other approvals and the receipt of a favorable IRS tax ruling, among other things.

We believe that the separation will enable each company to better focus on its respective opportunities as well as to pursue its own distinct plan and growth strategy including acquisition opportunities in the Burger King system. We expect to complete the spin-off by the end of 2011; however there can be no assurance that we will complete the spin-off by then or at all.

Refinancing of Outstanding Indebtedness

We are planning to undertake a refinancing of our existing debt and we plan to do so with a separate financing of the Burger King and Hispanic Brand businesses. Our intent in bifurcating the financing is to facilitate the contemplated spin-off of our Hispanic Brands at a later date, and avoid having to alter or reconstitute the capital structure at that time. Presently, our plan is to complete this refinancing in the middle of 2011; however there can be no assurance that the refinancing will be completed within such time period, on favorable terms, or at all. Due to the interest rate terms in our existing senior credit facility it is likely that the refinancing will increase our interest expense in the aggregate.

Future Restaurant Closures

We evaluate the performance of our Burger King restaurants on an ongoing basis including an assessment of the current and future operating results of the restaurant, and in relation to Burger King franchise agreement renewals, the cost of required capital improvements. We may elect to close restaurants based on such evaluation. In 2010, we closed seven Burger King restaurants, not including restaurants relocated within the same market area. We currently anticipate that we will close an additional ten Burger King restaurants in 2011, excluding any Burger King restaurants which we may close and relocate.

We closed two underperforming Taco Cabana restaurants and two underperforming Pollo Tropical restaurant in 2010. We currently anticipate the closing of one Taco Cabana restaurant and one Pollo Tropical restaurant in 2011.

We do not believe that the future impact on our consolidated results of operations from such restaurant closures will be material, although there can be no assurance in this regard. Our determination of whether to close restaurants in the future is subject to further evaluation and may change.

Executive Summary—Operating Performance for the Year Ended December 31, 2010

Total revenues for the year ended December 31, 2010 were $796.1 million as compared to $816.1 million in the prior year. Revenues from our Hispanic Brand restaurants increased 1.6% to $439.1 million from $432.1 million in 2009 while revenues from our Burger King restaurants decreased 7.0% to $357.1 million from $384.0 million in 2009. Comparable restaurant sales increased 7.4% at our Pollo Tropical restaurants, increased 0.3% at our Taco Cabana restaurants and decreased 4.3% at our Burger King restaurants. The comparable restaurant sales increases at our Pollo Tropical and Taco Cabana restaurants were a result of higher customer traffic while the decrease at our Burger King restaurants was due a decline in both the average check and lower customer traffic.

Restaurant operating margins were negatively impacted in 2010 by higher food costs which increased 1.1%, as a percentage of total restaurant sales, compared to 2009. This was primarily a result of higher commodity prices for our Burger King and Taco Cabana restaurants, increased sales of lower margin menu items and lower amortization of deferred Burger King purchase discounts. As a percentage of total restaurant sales, restaurant wages and related expenses increased to 29.6% in 2010 from 29.4% in 2009 due in part to the effect of lower sales volumes at our Burger King restaurants on fixed labor costs. Operating margins were favorably impacted by lower utility costs which, as a percentage of total restaurant sales, decreased to 3.7% in 2010 from 3.9% in 2009.

General and administrative expenses decreased to $51.0 million from $51.9 million in 2009 due primarily to lower administrative bonus accruals.

Impairment and other lease charges in 2010 were $7.3 million in 2010 compared to $2.8 million in 2009 and were primarily due to impairment charges of $4.2 million related to three Pollo Tropical restaurants and one Taco Cabana restaurant and $0.7 million for certain underperforming Burger King restaurants. We also had lease charges of $1.2 million for certain non-operating Pollo Tropical and Taco Cabana restaurant properties.

Interest expense decreased $0.8 million to $18.8 million in 2010 from $19.6 million in 2009 due primarily to a reduction in our total outstanding indebtedness since the beginning of 2009.

Our effective income tax rate decreased to 32.6% in 2010 from 36.6% in 2009 due in part to an increase in employment tax credits in 2010 and their effect on lower income taxes from lower pretax income in 2010.

As a result of the above, net income in 2010 decreased to $11.9 million, or $0.55 per diluted share, compared to $21.8 million, or $1.00 per diluted share in 2009. Both years included non-recurring gains and impairment and other lease charges, which in the aggregate, reduced net earnings by $0.21 per diluted share in 2010 and $0.06 per diluted share in 2009. The extra week in 2009 contributed net income of $0.07 per diluted share.

Results of Operations

The following table sets forth, for the years ended December 31, 2010, 2009 and 2008, selected operating results as a percentage of consolidated restaurant sales:

	Year Ended December 31,
	2010	2009	2008
Restaurant sales:
Pollo Tropical	23.4%	21.7%	21.4%
Taco Cabana	31.7%	31.2%	30.6%
Burger King	44.9%	47.1%	48.0%

Total restaurant sales	100.0%	100.0%	100.0%
Costs and expenses:
Cost of sales	30.3%	29.2%	30.0%
Restaurant wages and related expenses	29.6%	29.4%	29.0%
Restaurant rent expense	6.1%	6.1%	5.7%
Other restaurant operating expenses	14.4%	14.5%	15.1%
Advertising expense	3.8%	3.8%	3.8%
General and administrative expenses	6.4%	6.4%	6.5%

Fiscal 2010 (52 Weeks) Compared to Fiscal 2009 (53 weeks)

In 2010 we opened two new Pollo Tropical restaurants, one new Taco Cabana restaurant and one new Burger King restaurant, which was a relocation within its market area. In 2010 we also closed two Pollo Tropical restaurants, two Taco Cabana restaurants and seven Burger King restaurants, excluding the relocated restaurant. The 2010 fiscal year contained 52 weeks compared to 53 weeks in 2009. The effect of the additional week in 2009 resulted in additional restaurant sales of approximately $13.6 million, operating income of approximately $2.9 million and net income of approximately $1.6 million, or $.07 per diluted share.

Restaurant Sales. Total restaurant sales decreased $19.9 million in 2010 to $794.6 million which included a $13.6 million decrease from one less week than in 2009. On a comparable 52 week basis, total restaurant sales decreased 0.8%. Restaurant sales at our Hispanic Brands were $437.5 million and increased 7.0% net of a $7.2 million decrease from one less week than in 2009. On a comparable 52 week basis, restaurant sales at our Hispanic Brand restaurants increased 3.4%.

Pollo Tropical restaurant sales were $186.0 million and increased $9.5 million in 2010, net of a $2.9 million decrease from one less week than in 2009. On a comparable 52 week basis, Pollo Tropical restaurant sales increased 7.2% due to an increase in comparable restaurant sales of 7.4% attributable to higher customer traffic. There were no menu price increases in 2010. The average check in 2010 at our Pollo Tropical restaurants decreased 3.0% which reflected the effect of menu mix changes and product promotions.

Taco Cabana restaurant sales were $251.5 million and decreased $2.5 million in 2010, including a $4.3 million decrease from one less week in 2009. On a comparable 52 week basis, Taco Cabana restaurant sales increased 0.7% due primarily to an increase in comparable restaurant sales in 2010 of 0.3% attributable to higher customer traffic. The effect of menu price increases taken in 2010 was approximately 1.2% in 2010 although our average check at our Taco Cabana restaurants decreased 0.9% in 2010 compared to 2009 reflecting the effect of menu mix changes and product promotions.

Burger King restaurant sales were $357.1 million and decreased $26.9 million in 2010, including a $6.4 million decrease from one less week in 2009. On a comparable 52 week basis, Burger King restaurant sales decreased 5.4% due primarily to a decrease in comparable restaurant sales in 2010 of 4.3% attributable to lower customer traffic and from the closure, excluding relocated restaurants, of eleven Burger King restaurants since the beginning of 2009. The effect of menu price increases primarily taken in 2010 was approximately 2.4% in 2010 although our average check decreased 2.2% in 2010 compared to 2009 reflecting the effect of menu mix changes and product promotions, particularly in the first half of 2010.

Pollo Tropical Operating Costs and Expenses (percentages stated as a percentage of Pollo Tropical restaurant sales). Pollo Tropical cost of sales decreased to 32.3% in 2010 from 33.0% in 2009 due primarily to lower commodity prices (0.3%), including lower rice and chicken prices, and higher margins on new menu items compared to the prior year, partially offset by higher promotional discounting. Pollo Tropical restaurant wages and related expenses decreased to 24.7% in 2010 from 24.9% in 2009 due primarily to the effect of higher sales volumes on fixed labor costs partially offset by higher workers compensation claim costs (0.2%). Pollo Tropical other restaurant operating expenses decreased to 13.0% in 2010 from 13.8% in 2009 due primarily to lower utility costs (0.8%) and the effect of higher sales volumes on fixed operating costs, partially offset by higher repair and maintenance expenses associated with upgrading our restaurants (0.2%). Pollo Tropical advertising expense increased to 2.8% in 2010 from 2.7% in 2009 due to higher media spending in 2010.

Taco Cabana Operating Costs and Expenses (percentages stated as a percentage of Taco Cabana restaurant sales). Taco Cabana cost of sales increased to 29.9% in 2010 from 29.0% in 2009 due primarily to lower margins on menu item promotions in 2010 (0.5%) and higher commodity prices, including cheese and produce, (0.5%), partially offset by the effect of menu price increases in 2010. Taco Cabana restaurant wages and related expenses increased to 30.5% in 2010 from 29.9% in 2009 due primarily to the effect of wage rate increases on relatively flat sales volumes and higher workers compensation and medical claim costs (0.3%). Taco Cabana other restaurant operating expenses increased to 14.3% in 2010 from 14.2% in 2009 as higher repair and maintenance and other related costs to upgrade our restaurants were partially offset by lower utility costs (0.2%). Taco Cabana advertising expense increased slightly to 4.1% in 2010 from 4.0% in 2009.

Burger King Operating Costs and Expenses (percentages stated as a percentage of Burger King restaurant shares). Burger King cost of sales increased to 29.5% in 2010 from 27.4% in 2009 due primarily to higher commodity prices including beef (1.3%), an increase in sales from lower margin menu items, including the $1 Buck Double and double cheeseburger (0.6%), and from the lower amortization of deferred purchase discounts on Coke products (0.6%), partially offset by the effect of menu price increases taken in late 2009 and 2010. Burger King restaurant wages and related expenses increased to 31.5% in 2010 from 31.1% in 2009 due primarily to the effect of lower sales volumes on fixed labor costs. Burger King other restaurant operating expenses increased to 15.3% in 2010 from 14.9% in 2009 due primarily to the effect of lower sales volumes on fixed operating costs. Burger King advertising expense was 4.2% in both 2010 and 2009.

Consolidated Restaurant Rent Expense. Restaurant rent expense, as a percentage of total restaurant sales, was 6.1% in both 2010 and 2009.

Consolidated General and Administrative Expenses. General and administrative expenses decreased $0.8 million in 2010 to $51.0 million and, as a percentage of total restaurant sales, were 6.4% in both 2010 and 2009. The decrease in 2010 was due to a decrease of $2.8 million in performance-based administrative bonuses compared to 2009 partially offset by higher salary costs, legal and professional fees and stock-based compensation expense.

Adjusted Segment EBITDA. As a result of the factors set forth above, Adjusted Segment EBITDA for our Pollo Tropical restaurants increased to $30.3 million in 2010 from $26.2 million in 2009. Adjusted Segment EBITDA for our Taco Cabana restaurants decreased to $27.4 million from $31.0 million in 2009. Adjusted Segment EBITDA for our Burger King restaurants decreased to $19.8 million from $32.8 million in 2009.

Depreciation and Amortization. Depreciation and amortization expense was $32.5 million in both 2010 and 2009.

Impairment and Other Lease Charges. Impairment and other lease charges were $7.3 million in 2010 compared to $2.8 million in 2009. Impairment and other lease charges in 2010 related to our Pollo Tropical restaurants were $4.7 million in 2010 and included $3.2 million for three underperforming Pollo Tropical restaurants, $0.7 million to reduce the fair market value of a previously impaired Pollo Tropical restaurant and $0.7 million in additional lease charges for non-operating Pollo Tropical properties. Impairment and other lease charges in 2010 related to our Taco Cabana restaurants were $1.9 million in 2010 and included $1.1 million for an underperforming Taco Cabana restaurant, $0.3 million to reduce the fair market value of a previously impaired Taco Cabana restaurant and $0.5 million in additional lease charges for non-operating Taco Cabana restaurant properties. Impairment charges associated with certain underperforming Burger King restaurants were $0.7 million in 2010.

Interest Expense. Total interest expense decreased $0.8 million to $18.8 million in 2010 from $19.6 million in 2009 due to a reduction in our total outstanding indebtedness of $52.6 million since the beginning of 2009 and, to a much lesser extent; lower effective interest rates on our LIBOR based borrowings under our senior credit facility. The weighted average interest rate on our long-term debt, excluding lease financing obligations, increased to 6.1% in 2010 from 5.9% in 2009 due to reductions in our LIBOR based borrowings. Interest expense on lease financing obligations decreased to $1.0 million in 2010 compared to $1.1 million in 2009.

Provision for Income Taxes. The effective tax rate for 2010 decreased to 32.6% from 36.6% in 2009 due in part to higher Work Opportunity Tax Credits in 2010 and the effect of this increase on lower consolidated pretax income in 2010 compared to 2009.

Net Income. As a result of the foregoing, net income was $11.9 million in 2010 compared to $21.8 million in 2009.

Fiscal 2009 (53 Weeks) Compared to Fiscal 2008 (52 weeks)

In 2009 we opened one new Pollo Tropical restaurant, four new Taco Cabana restaurants and two new Burger King restaurants. Both Burger King restaurants were relocations within their market areas. In 2009 we also closed one Pollo Tropical restaurant, two Taco Cabana restaurants and four Burger King restaurants, excluding relocations. The 2009 fiscal year contained 53 weeks compared to 52 weeks in 2008. The effect of the additional week in 2009 included revenues of approximately $13.6 million, operating income of approximately $2.9 million and net income of approximately $1.6 million, or $.07 per diluted share.

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

Pollo Tropical Operating Costs and Expenses (percentages stated as a percentage of Pollo Tropical restaurant sales). Cost of sales decreased to 33.0% in 2009 from 33.3% in 2008 due primarily to the effect of menu price increases taken in 2008 substantially offset by higher chicken commodity prices (0.2%) and higher prices of other commodities including plantains, rice and black beans (0.7%). Restaurant wages and related expenses decreased slightly to 24.9% in 2009 from 25.0% in 2008 due primarily to lower workers compensation claim costs (0.4%) partially offset by higher medical claim costs (0.2%). Other restaurant operating expenses decreased to 13.8% in 2009 from 14.7% in 2008 due primarily to lower repair and maintenance expenses (0.5%) and lower utility costs (0.1%). Advertising expense increased slightly to 2.7% in 2009 from 2.6% in 2008.

Taco Cabana Operating Costs and Expenses (percentages stated as a percentage of Taco Cabana restaurant sales). Cost of sales decreased to 29.0% in 2009 from 30.6% in 2008 due primarily to the effect of menu price increases taken in 2008, lower commodity prices for cheese (0.9%) and less product waste from increased food controls (0.3%) partially offset by increases in the price of other commodities including produce (0.7%). Restaurant wages and related expenses increased to 29.9% in 2009 from 29.1% in 2008 due primarily to higher medical and workers compensation claim costs (0.5%) and the effect of lower sales volumes on fixed labor costs. Other restaurant operating expenses decreased to 14.2% in 2009 from 15.1% in 2008 due primarily to lower utility costs (0.5%), lower repair and maintenance expenses (0.2%) and lower security related costs. Advertising expense increased to 4.0% in 2009 from 3.7% in 2008 due to increased media spending in 2009.

Burger King Operating Costs and Expenses (percentages stated as a percentage of Burger King restaurant sales). Cost of sales decreased to 27.4% in 2009 from 28.2% in 2008 due primarily to lower commodity costs (0.8%) including lower beef costs (0.6%) and higher vendor rebates (0.3%). Increases in sales from lower margin menu items, particularly in the fourth quarter of 2009, were offset by the full year effect of menu price increases taken in 2008. Restaurant wages and related expenses increased to 31.1% in 2009 from 30.7% in 2008 due primarily to the impact of lower sales volumes on fixed labor costs and higher medical claim costs (0.2%) partially offset by improved labor productivity. Other restaurant operating expenses decreased to 14.9% in 2009 from 15.3% in 2008 due primarily to lower utility costs (0.5%) partially offset by higher credit card fees (0.1%). Advertising expense decreased to 4.2% in 2009 from 4.5% in 2008 due to decreased promotional activities in certain of our Burger King markets.

Consolidated Restaurant Rent Expense. Restaurant rent expense, as a percentage of total restaurant sales, increased to 6.1% in 2009 from 5.7% in 2008 due primarily to the reduction in lease financing obligations since the beginning of 2008 which resulted in a recharacterization of certain transactions as qualified sales and the related lease payments as restaurant rent expense, rather than as payments of interest and principal. Restaurant rent expense also increased from sale-leaseback transactions completed since the beginning of 2008 and from the effect of lower sales volumes on fixed rental costs.

Consolidated General and Administrative Expenses. General and administrative expenses decreased $0.8 million in 2009 to $51.9 million and, as a percentage of total restaurant sales, were 6.4% in 2009 and 6.5% in 2008. Before an increase in performance-based bonus expense of $4.8 million, all other general and administrative expenses were reduced by $5.6 million compared to 2008 due substantially from cost reduction initiatives implemented in late 2008. General and administrative expenses are currently anticipated to increase 2% to 3% in 2010 compared to 2009.

Adjusted Segment EBITDA. As a result of the factors set forth above, Adjusted Segment EBITDA for our Pollo Tropical restaurants increased to $26.2 million in 2009 from $23.2 million in 2008. Adjusted Segment EBITDA for our Taco Cabana restaurants increased to $31.0 million in 2009 from $28.9 million in 2008. Adjusted Segment EBITDA for our Burger King restaurants increased to $32.8 million in 2009 from $31.1 million in 2008.

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

In response to economic conditions we have and will continue to focus on reducing our debt balances and our financial leverage, particularly in the near term. We limited our spending on new restaurant development in 2009 and 2010 which allowed us to utilize our free cash flow to reduce our outstanding indebtedness. We are continuing to moderate new restaurant growth in 2011.

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

Operating activities. Net cash provided from operating activities for the years ended December 31, 2010, 2009 and 2008 was $46.7 million, $60.7 million and $44.6 million, respectively. Net cash provided by operating activities in 2010 decreased $13.9 million compared to 2009 due primarily to a reduction of net income, adjusted for depreciation and amortization and impairment and other lease charges, of $5.4 million and an increase in the components of net working capital of $6.6 million, attributable to the timing of income tax payments and lower bonus accruals. Net cash provided by operating activities in 2009 increased $16.0 million compared to 2008 due primarily to an increase in net income, adjusted for depreciation and amortization and impairment and other lease charges, of $6.4 million and a decrease in the components of net working capital of $6.0 million, attributable to the timing of income tax payments and lower bonus accruals, and a non-cash pretax gain in 2008 of $4.4 million on the extinguishment of debt from the repurchase and retirement of $15.0 million principal amount of the Notes in open market transactions.

Investing activities. Net cash used for investing activities for the years ended December 31, 2010, 2009 and 2008 was $28.3 million, $30.4 million and $47.6 million, respectively. Capital expenditures are the largest component of our investing activities and include (1) new restaurant development, which may include the purchase of real estate; (2) restaurant remodeling, which includes the renovation or rebuilding of the interior and exterior of our existing restaurants, including expenditures associated with Burger King franchise renewals; (3) other restaurant capital expenditures, which include capital restaurant maintenance expenditures for the ongoing reinvestment and enhancement of our restaurants including in 2009, $4.5 million for new cooking systems at our Burger King restaurants; and (4) corporate and restaurant information systems, including expenditures in 2009 and 2008 for new point-of-sale systems for all of our Pollo Tropical and Taco Cabana restaurants, respectively.

The following table sets forth our capital expenditures for the periods presented (in thousands):

	Pollo Tropical	Taco Cabana	Burger King	Other	Consolidated
		(Dollars in thousands)
Year Ended December 31, 2010:
New restaurant development	$5,832	$5,550	$2,697	$—	$14,079
Restaurant remodeling	1,733	4,952	5,541	—	12,226
Other restaurant capital expenditures (1)	2,326	2,852	4,177	—	9,355
Corporate and restaurant information systems	—	—	—	1,387	1,387

Total capital expenditures	$9,891	$13,354	$12,415	$1,387	$37,047

Number of new restaurant openings (2)	2	1	1		4
Year Ended December 31, 2009:
New restaurant development	$660	$7,129	$1,907	$—	$9,696
Restaurant remodeling	510	1,534	10,360	—	12,404
Other restaurant capital expenditures (1)	1,117	2,453	7,094	—	10,664
Corporate and restaurant information systems	—	—	—	4,180	4,180

Total capital expenditures	$2,287	$11,116	$19,361	$4,180	$36,944

Number of new restaurant openings (3)	1	4	2		7
Year Ended December 31, 2008:
New restaurant development	$13,316	$17,928	$4,612	$—	$35,856
Restaurant remodeling	3,415	506	7,689	—	11,610
Other restaurant capital expenditures (1)	2,339	2,442	3,639	—	8,420
Corporate and restaurant information systems	—	—	—	6,522	6,522

Total capital expenditures	$19,070	$20,876	$15,940	$6,522	$62,408

Number of new restaurant openings (4)	7	10	4		21

(1)	Excludes restaurant repair and maintenance expenses included in other restaurant operating expenses in our Consolidated Financial Statements. For the years ended December 31, 2010, 2009 and 2008, these restaurant repair and maintenance expenses were approximately $18.0 million, $17.5 million and $19.1 million, respectively.
(2)	Includes one Burger King restaurant which was relocated under a new franchise agreement in the same market area.
(3)	Includes two Burger King restaurants which were relocations under a new franchise agreement in the same market area.
(4)	Includes three Burger King restaurants which were relocations under a new franchise agreement in the same market area.

In 2011, we anticipate that total capital expenditures will range from $45 million to $55 million, although the actual amount of capital expenditures may differ from these estimates. In 2011 we plan to open five to ten new Hispanic Brand restaurants and to relocate one Burger King restaurant. Capital expenditures in 2011 are expected to include approximately $10 million to $20 million for the development of new restaurants and purchase of related real estate. Capital expenditures in 2011 also are expected to include expenditures of approximately $25 million to $30 million for the ongoing reinvestment in our three restaurant concepts for remodeling costs and capital maintenance expenditures and approximately $10 million of other expenditures, including approximately $7.0 million for new point-of-sale systems at our Burger King restaurants.

Investing activities also include sale-leaseback transactions related to our restaurant properties, the proceeds from which were $12.4 million in 2010, $8.7 million in 2009 and $14.6 million in 2008. In 2009 we also sold two non-operating properties for net proceeds of $0.8 million. The net proceeds from these sales were used to reduce outstanding borrowings under our senior credit facility. We also had expenditures related to the purchase of restaurant properties to be sold in sale-leaseback transactions of $3.7 million and $2.9 million during the years ended December 31, 2010 and 2009, respectively.

Financing activities. Net cash used for financing activities for the years ended December 31, 2010, 2009 and 2008 was $19.7 million, $29.3 million and $1.0 million, respectively. In 2010 and 2009 we made net repayments of revolving credit borrowings of $1.9 million and $16.1 million, respectively, and in 2008 we had net revolving credit borrowings of $18.0 million. Scheduled term loan principal payments in 2010, 2009 and 2008 were $11.7 million, $12.0 million and $3.0 million, respectively. In 2010 with regard to our term loan borrowings we also made a voluntary principal payment of $5.0 million and a principal payment based on excess cash flow for 2009, as discussed below, of $1.0 million. In 2009 we also settled $1.9 million of lease financing obligations which included a lease financing obligation recorded earlier in 2009 for $0.8 million. During 2008 we also acquired properties for $5.5 million and settled the lease financing obligations previously recorded for those properties. In 2008, Carrols also repurchased and retired $15.0 million principal amount of the Notes in open market transactions for $10.4 million.

Senior Credit Facility. The senior credit facility consists of term loan A borrowings maturing on March 9, 2013 (or earlier on September 30, 2012 if the Notes are not refinanced by June 30, 2012) and a $65.0 million revolving facility (including a sub limit of up to $25.0 million for letters of credit and up to $5.0 million for swingline loans) maturing on March 8, 2012.

Both term loan and revolving credit borrowings under the senior credit facility bear interest at a per annum rate, at Carrols’ option, of either:

1)	the applicable margin ranging from 0% to 0.25% based on our senior leverage ratio (as defined in the senior credit facility), plus the greater of (i) the prime rate or (ii) the federal funds rate for that day plus 0.5%; or

2)	Adjusted LIBOR plus the applicable margin percentage in effect ranging from 1.0% to 1.5% based on our senior leverage ratio. At January 2, 2011 the LIBOR margin percentage was 1.0%.

At January 2, 2011, outstanding term loan A borrowings were $87.3 million with the remaining balance due and payable as follows:

1)	one quarterly installments of approximately $2.8 million on March 31, 2011;

2)	four quarterly installments of approximately $4.2 million beginning on June 30, 2011; and

4)	four quarterly installments of approximately $16.9 million beginning on June 30, 2012.

Under the senior credit facility, Carrols is also required to make mandatory prepayments of principal on term loan A facility borrowings (a) annually in an amount up to 50% of Excess Cash Flow depending upon Carrols’ Total Leverage Ratio (as such terms are defined in the senior credit facility), (b) in the event of certain dispositions of assets (all subject to certain exceptions) and insurance proceeds, in an amount equal to 100% of the net proceeds received by Carrols therefrom, and (c) in an amount equal to 100% of the net proceeds from any subsequent issuance of debt. For the year ended December 31, 2009, Carrols was required to make a principal prepayment of approximately $1.0 million in 2010, or 25% of the Excess Cash Flow for 2009, as defined. The senior credit facility contains customary default provisions as provided therein, including without limitation, a cross default provision pursuant to which it is an event of default under the senior credit facility if there is a default in the payment of any principal of or interest on any indebtedness of Carrols having an outstanding principal amount of at least $2.5 million (excluding lease financing obligations but which would include the Indenture governing the Notes) or any event or condition which results in the acceleration of such indebtedness prior to its stated maturity.

In general, obligations under the senior credit facility are guaranteed by us and all of Carrols’ material subsidiaries and are collateralized by a pledge of Carrols’ common stock and the stock of each of Carrols’

material subsidiaries. The senior credit facility contains certain covenants, including, without limitation, those limiting Carrols’ ability to incur indebtedness, incur liens, sell or acquire assets or businesses, change the nature of Carrols business, engage in transactions with related parties, make certain investments or pay dividends. In addition, Carrols is required to meet certain financial ratios, including fixed charge coverage, senior leverage, and total leverage ratios (all as defined under the senior credit facility). Carrols was in compliance as of January 2, 2011 with the covenants in the senior credit facility. At January 2, 2011, Carrols fixed charge coverage ratio was 1.39 to 1.00 compared to the minimum required fixed charge ratio of 1.20 to 1.00, Carrols senior leverage ratio was 1.25 to 1.00 compared to the allowed senior leverage ratio of 2.00 to 1.00, and Carrols total leverage ratio was 3.35 to 1.00 compared to the allowed total leverage ratio of 4.00 to 1.00.

Notes. On December 15, 2004, Carrols issued $180.0 million of Notes that bear interest at a rate of 9% payable semi-annually on January 15 and July 15 and mature on January 15, 2013. The notes are redeemable at the option of Carrols in whole or in part at a price of the principal amount after January 15, 2011. During 2008, Carrols repurchased and retired $15.0 million principal amount of the Notes in open market transactions for $10.4 million resulting in a gain on extinguishment of debt of $4.4 million, net of the write-off of deferred financing costs.

The Notes are unsecured and guaranteed by Carrols’ material subsidiaries. Restrictive covenants under the Notes include limitations with respect to, among other things, Carrols’ and its material subsidiaries’ ability to incur additional debt, incur liens, sell or acquire assets or businesses, pay dividends and make certain investments. The Indenture governing the Notes contains customary default provisions as provided therein, including without limitation, a cross default provision pursuant to which it is an event of default under the Notes and the Indenture if there is a default under any indebtedness of Carrols having an outstanding principal amount of $20 million or more (which would include the senior credit facility) if such default results in the acceleration of such indebtedness prior to its stated maturity or is caused by a failure to pay principal when due. Carrols was in compliance as of January 2, 2011 with the restrictive covenants in the indenture governing the Notes.

We currently plan to refinance our existing debt and to separately finance the Burger King and Hispanic Brand businesses to facilitate the contemplated separation. Presently, our plan is to complete this refinancing in the middle of 2011, however there can be no assurance that the refinancing will be completed by then, on favorable terms, or at all.

Contractual Obligations

The following table summarizes our contractual obligations and commitments as of December 31, 2010 (in thousands):

	Payments due by period
Contractual Obligations	Total	Less than 1 Year	1 – 3 Years	3 – 5 Years	More than 5 Years
Long-term debt obligations, including interest (1)	292,541	32,174	260,367	—	—
Capital lease obligations, including interest (2)	2,250	157	300	352	1,441
Operating lease obligations (3)	538,584	49,351	93,093	84,777	311,363
Lease financing obligations, including interest (4)	20,627	977	1,957	1,969	15,724

Total contractual obligations	854,002	82,659	355,717	87,098	328,528

(1)	Our long-term debt obligations included $165.0 million principal amount of Notes and $87.3 million principal amount of term loan borrowings. Interest payments on our Notes of $37.1 million for all years presented are included at the coupon rate of 9%. Interest payments included above totaling $3.2 million for all years presented on our term loan and revolving credit facility borrowings under the senior credit facility are variable in nature and have been calculated using an assumed interest rate of 2.25% for each year (See Item 7A. Quantitative and Qualitative Disclosures about Market Risk—Interest Rate Risk).

(2)	Includes interest of $1.0 million in total for all years presented.
(3)	Represents aggregate minimum lease payments. Many of our leases also require contingent rent in addition to the minimum base rent based on a percentage of sales and require expenses incidental to the use of the property all of which have been excluded from this table.
(4)	Includes interest of $10.6 million in total for all years presented.

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

Sales recognition at our company-owned and operated restaurants is straightforward as customers pay for products at the time of sale and inventory turns over very quickly. Payments to vendors for products sold in the restaurants are generally settled within 30 days. The earnings reporting process is covered by our system of internal controls and generally does not require significant management estimates and judgments. However, critical accounting estimates and judgments, as noted below, are inherent in the assessment and recording of accrued occupancy costs, insurance liabilities, income taxes, the valuation of goodwill and intangible assets for impairment, assessing impairment of long-lived assets and lease accounting matters. While we apply our judgment based on assumptions believed to be reasonable under the circumstances, actual results could vary from these assumptions. It is possible that materially different amounts would be reported using different assumptions.

Accrued occupancy costs. We make estimates of accrued occupancy costs pertaining to closed restaurant locations on an ongoing basis. These estimates require assessment and continuous evaluation of a number of factors such as the remaining contractual period under our lease obligations, the amount of sublease income we are able to realize on a particular property and estimates of other costs such as property taxes. Differences between actual future events and prior estimates could result in adjustments to these accrued costs. Total accrued occupancy costs pertaining to closed restaurant locations was $1.7 million at December 31, 2010.

Insurance liabilities. We are insured for workers’ compensation, general liability and medical insurance claims under policies where we pay all claims, subject to annual stop-loss limitations both for individual claims and claims in the aggregate. At December 31, 2010, we had $9.2 million accrued for these insurance claims. We record insurance liabilities based on historical and industry trends, which are continually monitored, and adjust accruals as warranted by changing circumstances. Since there are estimates and assumptions inherent in recording these insurance liabilities, including the ability to estimate the future development of incurred claims based on historical trends or the severity of the claims, differences between actual future events and prior estimates and assumptions could result in adjustments to these liabilities.

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

Evaluation of Goodwill. We must evaluate our recorded goodwill for impairment on an ongoing basis. We have elected to conduct our annual impairment review of goodwill assets at December 31. Our review at December 31, 2010 indicated there has been no impairment as of that date. In reviewing goodwill for impairment, we compare the net book values of our reporting units to their estimated fair values. In determining the estimated fair values of the reporting units, we employ a combination of a discounted cash flow analysis and a market-based approach. Assumptions include our anticipated growth rates and the weighted average cost of capital. The results of these analyses are corroborated with other value indicators where available, such as comparable company earnings multiples. This annual evaluation of goodwill requires us to make estimates and assumptions to determine the fair value of our reporting units including projections regarding future operating results and market values. We had three reporting units with goodwill balances as of our most recent measurement date. The fair value exceeded the carrying value of our respective reporting units by almost 70% for our Pollo Tropical restaurants, more than 50% for our Taco Cabana restaurants and more than 130% for our Burger King restaurants. These estimates may differ from actual future events and if these estimates or related projections change in the future, we may be required to record impairment charges for these assets.

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

Effects of New Accounting Standards

There are currently no recent accounting pronouncements which had or are expected to have a material impact on our consolidated financial statements as of the date of this report.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We are exposed to market risk associated with fluctuations in interest rates, primarily limited to our senior credit facility. At December 31, 2010, there were $87.3 million of term loan A borrowings outstanding under the senior credit facility. Borrowings under the senior credit facility bear interest at a per annum rate, at our option, of either:

1)	the applicable margin ranging from 0% to 0.25% based on our senior leverage ratio (as defined in the credit facility) plus the greater of (i) the prime rate or (ii) the federal funds rate for that day plus 0.5%; or

2)	Adjusted LIBOR plus the applicable margin percentage in effect ranging from 1.0% to 1.5% based on our senior leverage ratio.

A 1% change in interest rates would have resulted in an increase or decrease in interest expense of approximately $1.0 million for the year ended December 31, 2010.

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

Disclosure Controls and Procedures. Our senior management is responsible for establishing and maintaining disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Evaluation of Disclosure Controls and Procedures. We have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report, with the participation of our Chief Executive Officer and Chief Financial Officer, as well as other key members of our management. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of January 2, 2011.

Changes in Internal Control over Financial Reporting. No changes occurred in our internal control over financial reporting during the fourth quarter of 2010 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

Our senior management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act), designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Because of inherent limitations, a system of internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management has evaluated the effectiveness of its internal control over financial reporting as of January 2, 2011 based on the criteria set forth in a report entitled Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, we have concluded that, as of January 2, 2011, our internal control over financial reporting was effective based on those criteria.

Our independent registered public accounting firm, Deloitte & Touche LLP, has issued an audit report on the effectiveness of our internal control over financial reporting and their report is included herein.

This annual report does not include an attestation report of Carrols’ registered public accounting firm regarding internal control over financial reporting of Carrols. Carrols’ management report was not subject to attestation by Carrols’ registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit Carrols to provide only management’s report in this annual report.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Carrols Restaurant Group, Inc.

Syracuse, NY

We have audited the internal control over financial reporting of Carrols Restaurant Group, Inc. and subsidiary (the “Company”) as of January 2, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 2, 2011, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedules as of and for the year ended January 2, 2011 of the Company and our report dated March 18, 2011 expressed an unqualified opinion on those financial statements and financial statement schedules.

/s/ Deloitte & Touche LLP

Rochester, NY
March 18, 2011

ITEM 9B.	OTHER INFORMATION

None

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Incorporated by reference from our Definitive Proxy Statement to be filed in connection with the 2011 Annual Meeting of Stockholders.

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

Incorporated by reference from our Definitive Proxy Statement to be filed in connection with the 2011 Annual Meeting of Stockholders.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plans

The following table summarizes the equity compensation plans under which our common stock may be issued as of December 31, 2010. Our stockholders approved all plans.

	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted-average exercise price of outstanding options	Number of securities remaining available for furture issuance under equity compensation plans
Equity compensation plans approved by security holders	2,633,717	$9.17	584,707
Equity compensation plans not approved by security holders	—	—	—

Total	2,633,717	$9.17	584,707

Incorporated by reference from our Definitive Proxy Statement to be filed in connection with the 2011 Annual Meeting of Stockholders.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Incorporated by reference from our Definitive Proxy Statement to be filed in connection with the 2011 Annual Meeting of Stockholders.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Incorporated by reference from our Definitive Proxy Statement to be filed in connection with the 2011 Annual Meeting of Stockholders.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) (1) Financial Statements—Carrols Restaurant Group, Inc. and Subsidiary

(a) (2) Financial Statement Schedules

Schedule	Description	Page
I	Condensed Financial Information of Carrols Restaurant Group, Inc.	F-29 to F-32
II	Valuation and Qualifying Accounts	F-33

(b (1) Financial Statements—Carrols Corporation and Subsidiaries

(b (2) Financial Statement Schedule

Schedule	Description	Page
II	Valuation and Qualifying Accounts	F-72

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Carrols Restaurant Group, Inc.

Syracuse, NY

We have audited the accompanying consolidated balance sheets of Carrols Restaurant Group, Inc. and subsidiary (the “Company”) as of January 2, 2011 and January 3, 2010, and the related consolidated statements of operations, changes in stockholders’ equity (deficit), and cash flows for each of the three years in the period ended January 2, 2011. Our audits also included the financial statement schedules listed in the Index at Item 15. These financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of January 2, 2011 and January 3, 2010, and the results of its operations and its cash flows for each of the three years in the period ended January 2, 2011, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of January 2, 2011, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 18, 2011 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP

Rochester, NY

March 18, 2011

CARROLS RESTAURANT GROUP, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

December 31, 2010 and 2009

(in thousands of dollars except share and per share amounts)

	December 31,
	2010	2009
ASSETS
Current assets:
Cash and cash equivalents	$3,144	$4,402
Trade and other receivables	5,213	5,971
Inventories	5,203	5,935
Prepaid rent	4,018	3,928
Prepaid expenses and other current assets	5,349	4,835
Refundable income taxes	869	1,185
Deferred income taxes (Note 10)	4,609	4,834

Total current assets	28,405	31,090
Property and equipment, net (Note 2)	186,850	192,724
Franchise rights, net (Note 3)	70,432	73,674
Goodwill (Note 3)	124,934	124,934
Intangible assets, net	419	543
Franchise agreements, at cost less accumulated amortization of $6,102 and $5,854, respectively	5,629	5,924
Deferred income taxes (Note 10)	1,949	1,935
Other assets	7,684	9,153

Total assets	$426,302	$439,977

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt (Note 7)	$15,538	$12,985
Accounts payable	13,944	15,983
Accrued interest	6,853	6,880
Accrued payroll, related taxes and benefits	19,504	21,454
Accrued real estate taxes	4,778	4,780
Other liabilities	7,434	9,061

Total current liabilities	68,051	71,143
Long-term debt, net of current portion (Note 7)	237,914	260,108
Lease financing obligations (Note 8)	10,061	9,999
Deferred income—sale-leaseback of real estate (Note 6)	40,472	43,088
Accrued postretirement benefits (Note 15)	1,845	1,914
Other liabilities (Note 5)	23,052	22,321

Total liabilities	381,395	408,573
Commitments and contingencies (Note 13)
Stockholders’ equity (Note 11):
Preferred stock, par value $.01; authorized 20,000,000 shares, issued and outstanding—none	—	—
Voting common stock, par value $.01; authorized 100,000,000 shares, issued and outstanding—21,632,402 and 21,611,707 shares, respectively	216	216
Additional paid-in capital	3,474	1,759
Retained earnings	39,823	27,907
Accumulated other comprehensive income (Note 15)	1,535	1,663
Treasury stock, at cost	(141)	(141)

Total stockholders’ equity	44,907	31,404

Total liabilities and stockholders’ equity	$426,302	$439,977

The accompanying notes are an integral part of these consolidated financial statements.

CARROLS RESTAURANT GROUP, INC AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

Years Ended December 31, 2010, 2009 and 2008

(in thousands of dollars except share and per share amounts)

	2010	2009	2008
Revenues:
Restaurant sales	$794,611	$814,534	$814,893
Franchise royalty revenues and fees	1,533	1,606	1,434

Total revenues	796,144	816,140	816,327

Costs and expenses:
Cost of sales	240,635	237,446	244,816
Restaurant wages and related expenses (including stock-based compensation expense of $50, $215 and $233, respectively)	235,075	239,553	236,215
Restaurant rent expense (Note 6)	48,578	49,709	46,686
Other restaurant operating expenses	114,643	117,761	123,278
Advertising expense	30,362	31,172	31,329
General and administrative (including stock-based compensation expense of $1,601, $1,196 and $1,706, respectively)	51,021	51,851	52,663
Depreciation and amortization	32,459	32,520	32,436
Impairment and other lease charges (Note 4)	7,323	2,771	5,521
Other income (Note 9)	(444)	(720)	(580)

Total operating expenses	759,652	762,063	772,364

Income from operations	36,492	54,077	43,963
Interest expense	18,805	19,638	28,033
Gain on extinguishment of debt (Note 7)	—	—	(4,368)

Income before income taxes	17,687	34,439	20,298
Provision for income taxes (Note 10)	5,771	12,604	7,546

Net income	$11,916	$21,835	$12,752

Basic net income per share (Note 16)	$0.55	$1.01	$0.59

Diluted net income per share (Note 16)	$0.55	$1.00	$0.59

Basic weighted average common shares outstanding (Note 16)	21,620,550	21,594,366	21,573,500
Diluted weighted average common shares outstanding (Note 16)	21,835,417	21,768,683	21,575,773

The accompanying notes are an integral part of these consolidated financial statements.

CARROLS RESTAURANT GROUP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

Years Ended December 31, 2010, 2009 and 2008

(in thousands of dollars except share amounts)

	Voting Common Stock Shares	Voting Common Stock	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income	Treasury Stock	Total Stockholders’ Equity (Deficit)
Balance at January 1, 2008	21,571,565	$216	$(1,591)	$(6,680)	$1,361	$(141)	$(6,835)
Stock-based compensation	—	—	1,939	—	—	—	1,939
Vesting of restricted shares	20,897	—	—	—	—	—
Comprehensive income:
Net income	—	—	—	12,752	—	—	12,752
Change in postretirement benefit obligations, net of tax of $378 (Note 15)	—	—	—	—	603	—	603

Total comprehensive income							13,355

Balance at December 31, 2008	21,592,462	216	348	6,072	1,964	(141)	8,459
Stock-based compensation	—	—	1,411	—	—	—	1,411
Vesting of restricted shares	19,245	—	—	—	—	—
Comprehensive income:
Net income	—	—	—	21,835	—	—	21,835
Change in postretirement benefit obligations, net of tax of $192 (Note 15)	—	—	—	—	(301)	—	(301)

Total comprehensive income							21,534

Balance at December 31, 2009	21,611,707	216	1,759	27,907	1,663	(141)	31,404
Stock-based compensation	—	—	1,651	—	—	—	1,651
Exercise of stock options	15,422		64				64
Vesting of restricted shares	5,273	—	—	—	—	—	—
Comprehensive income:
Net income	—	—	—	11,916	—	—	11,916
Change in postretirement benefit obligations, net of tax of $98 (Note 15)	—	—	—	—	(128)	—	(128)

Total comprehensive income							11,788

Balance at December 31, 2010	21,632,402	$216	$3,474	$39,823	$1,535	$(141)	$44,907

The accompanying notes are an integral part of these consolidated financial statements.

CARROLS RESTAURANT GROUP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, 2010, 2009 and 2008

(in thousands of dollars)

	2010	2009	2008
Cash flows provided from operating activities:
Net income	$11,916	$21,835	$12,752
Adjustments to reconcile net income to net cash provided from operating activities:
Loss on disposals of property and equipment	612	121	542
Stock-based compensation	1,651	1,411	1,939
Impairment and other lease charges	7,323	2,771	5,521
Depreciation and amortization	32,459	32,520	32,436
Amortization of deferred financing costs	948	991	1,180
Amortization of unearned purchase discounts	—	(2,149)	(2,148)
Amortization of deferred gains from sale-leaseback transactions	(3,347)	(3,178)	(2,212)
Gain on settlements of lease financing obligations	—	(133)	(48)
Accretion of interest on lease financing obligations	62	47	229
Deferred income taxes	299	5,010	3,396
Gain on extinguishment of debt	—	—	(4,368)
Changes in other operating assets and liabilities:
Refundable income taxes	316	(1,185)	—
Accounts payable	(2,199)	(2,399)	(1,383)
Accrued interest	(27)	(862)	(406)
Accrued payroll, related taxes and benefits	(1,950)	6,023	(3,238)
Accrued income taxes	—	(2,099)	1,166
Other	(1,315)	1,964	(712)

Net cash provided from operating activities	46,748	60,688	44,646

Cash flows used for investing activities:
Capital expenditures:
New restaurant development	(14,079)	(9,696)	(35,856)
Restaurant remodeling	(12,226)	(12,404)	(11,610)
Other restaurant capital expenditures	(9,355)	(10,664)	(8,420)
Corporate and restaurant information systems	(1,387)	(4,180)	(6,522)

Total capital expenditures	(37,047)	(36,944)	(62,408)
Properties purchased for sale-leaseback	(3,735)	(2,906)	—
Proceeds from sale-leaseback transactions	12,442	8,662	14,642
Proceeds from sales of other properties	—	819	119

Net cash used for investing activities	(28,340)	(30,369)	(47,647)

Cash flows used for financing activities:
Borrowings on revolving credit facility	97,100	102,300	142,100
Repayments on revolving credit facility	(99,000)	(118,400)	(124,100)
Scheduled principal payments on term loans	(11,727)	(12,000)	(3,000)
Principal pre-payments on term loans	(6,023)	—	—
Principal payments on capital leases	(80)	(102)	(146)
Proceeds from stock option exercises	64	—	—
Proceeds from lease financing obligations	—	835	—
Settlement of lease financing obligations	—	(1,945)	(5,500)
Financing costs associated with issuance of lease financing obligations	—	(4)	—
Repurchase of senior subordinated notes	—	—	(10,350)

Net cash used for financing activities	(19,666)	(29,316)	(996)

Net increase (decrease) in cash and cash equivalents	(1,258)	1,003	(3,997)
Cash and cash equivalents, beginning of year	4,402	3,399	7,396

Cash and cash equivalents, end of year	$3,144	$4,402	$3,399

Supplemental disclosures:
Interest paid on long-term debt	$16,908	$18,433	$22,475
Interest paid on lease financing obligations	$914	$1,163	$4,603
Accruals for capital expenditures	$613	$453	$860
Income taxes paid, net	$5,124	$10,877	$2,985
Capital lease obligations incurred	$123	$—	$158
Non-cash reduction of assets under lease financing obligations due to lease amendments	$—	$2,362	$23,339
Non-cash reduction of lease financing obligations due to lease amendments	$—	$3,713	$32,565

The accompanying notes are an integral part of these consolidated financial statements.

CARROLS RESTAURANT GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2010, 2009 and 2008

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

Fiscal Year. The Company uses a 52-53 week fiscal year ending on the Sunday closest to December 31. All references herein to fiscal years ended December 30, 2008, January 3, 2010 and January 2, 2011 will be referred to as fiscal years ended December 31, 2008, 2009 and 2010, respectively. The fiscal year ended December 31, 2009 contained 53 weeks and the fiscal years ended December 31, 2010 and 2008 each contained 52 weeks.

Business Description. At January 2, 2011, the Company operated, as franchisee, 305 quick-service restaurants under the trade name “Burger King” in 12 Northeastern, Midwestern and Southeastern states. At January 2, 2011, the Company also owned and operated 91 Pollo Tropical restaurants, of which 86 were in Florida and five were in New Jersey, and franchised a total of 29 Pollo Tropical restaurants, 21 in Puerto Rico, two in Ecuador, one in Honduras, one in the Bahamas, one in Trinidad and three on college campuses in Florida. At January 2, 2011, the Company also owned and operated 155 Taco Cabana restaurants located primarily in Texas and franchised two Taco Cabana restaurants in New Mexico, one in Texas and one in Georgia.

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

Inventories. Inventories, primarily consisting of food and paper, are stated at the lower of cost (first-in, first-out) or market. Inventories are primarily comprised of food and paper.

CARROLS RESTAURANT GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2010, 2009 and 2008

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

Owned buildings	5 to 30 years
Equipment	3 to 7 years
Computer hardware and software	3 to 7 years
Assets subject to capital leases	Shorter of useful life or lease term

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

Burger King Franchise Rights. For its previous Burger King restaurant acquisitions, the Company generally allocated to franchise rights, an intangible asset, the excess of purchase price and related costs over the value assigned to the net tangible and intangible assets acquired. Amounts allocated to franchise rights for each acquisition are amortized using the straight-line method over the average remaining term of the acquired franchise agreements plus one twenty year renewal period.

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

Long-Lived Assets. The Company assesses the recoverability of property and equipment, franchise rights and intangible assets by determining whether the carrying value of these assets can be recovered over their respective remaining lives through undiscounted future operating cash flows. Impairment is reviewed whenever events or changes in circumstances indicate that the carrying amounts of these assets may not be fully recoverable.

Deferred Financing Costs. Financing costs incurred in obtaining long-term debt and lease financing obligations (included in other assets) are capitalized and amortized over the life of the related obligation as interest expense using the effective interest method.

Leases. All leases are reviewed for capital or operating classification at their inception. The majority of the Company’s leases are operating leases. Many of the lease agreements contain rent holidays, rent escalation clauses and/or contingent rent provisions. Rent expense for leases that contain scheduled rent increases is

CARROLS RESTAURANT GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2010, 2009 and 2008

(in thousands of dollars, except share and per share amounts)

recognized on a straight-line basis over the lease term, including any option periods included in the determination of the lease term. Contingent rentals are generally based upon a percentage of sales or a percentage of sales in excess of stipulated amounts and are generally not considered minimum rent payments but are recognized as rent expense when incurred.

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

Unearned Purchase Discounts. Unearned purchase discounts are amortized as a reduction of cost of sales either over the life of the supplier contract or the estimated purchase commitment period. In 2000, Burger King Corporation arranged for the Coca-Cola Company and Dr. Pepper/Seven-Up, Inc. to provide funding to franchisees in connection with certain initiatives to upgrade restaurants. The Company received approximately $19.8 million in 2000 and $1.6 million in 2001 under this arrangement with these suppliers. The total amount of these purchase discounts amortized for each of the years ended December 31, 2009 and 2008 was $2.2 million. As of December 31, 2009 these purchase discounts were fully amortized.

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

Insurance. The Company is insured for workers’ compensation, general liability and medical insurance claims under policies where it pays all claims, subject to stop-loss limitations both for individual claims and claims in the aggregate. Losses are accrued based upon the Company’s estimates of the aggregate liability for claims based on Company experience and certain actuarial methods used to measure such estimates. The Company does not discount any of its self-insurance obligations.

CARROLS RESTAURANT GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2010, 2009 and 2008

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

•

Senior Subordinated Notes. The fair values of outstanding senior subordinated notes are based on quoted market prices. The fair values at December 31, 2010 and 2009 were approximately $165.4 million and $167.5 million, respectively.

•

Revolving and Term Loan Facilities. Rates and terms under Carrols’ senior credit facility are favorable to debt with similar terms and maturities that could be obtained, if at all, at December 31, 2010. Given the lack of comparative information regarding such debt, including the lack of trading in our Term A debt, it is not practicable to estimate the fair value of our existing borrowings under Carrols’ senior credit facility at December 31, 2010 and 2009.

See Note 4 for discussion of the fair value measurement of non-financial assets.

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

The Company has adopted an incentive stock plan under which incentive stock options, non-qualified stock options and restricted shares may be granted to employees and non-employee directors. On an annual basis, the Company has granted incentive stock options, non-qualified stock options and restricted shares under these plans. The stock options granted generally vest at 20% per year and expire seven years from the date of grant. Restricted shares granted to employees generally vest 100% after three years and restricted shares granted to non-employee directors generally vest at varying rates over two to five years. The fair value of shares granted is determined based on the Company’s closing stock price on the date of grant. Stock-based compensation related to these grants totaled $1.7 million, $1.4 million and $1.9 million in 2010, 2009 and 2008, respectively.

CARROLS RESTAURANT GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2010, 2009 and 2008

(in thousands of dollars, except share and per share amounts)

The weighted average fair-value of the options granted in 2010, 2009 and 2008 was $3.03, $1.19 and $2.64, respectively, which was estimated using the Black-Scholes option pricing model with the following weighted-average assumptions:

	2010	2009	2008
Risk-free interest rate	2.32%	1.36%	3.06%
Annual dividend yield	0%	0%	0%
Expected term	4.8 years	4.8 years	4.8 years
Expected volatility	53%	49%	33%

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

Gift cards. The Company sells gift cards to its customers in its restaurants and through selected third parties. The Company recognizes revenue from gift cards upon redemption by the customer. The gift cards sold to its Pollo Tropical and Taco Cabana customers have no stated expiration dates and are subject to escheatment rights in certain states. Proceeds from the sale of gift cards at the Company’s Burger King restaurants are remitted to Burger King Corporation. Revenues from gift card breakage or from inactive gift cards related to Pollo Tropical and Taco Cabana are not material to the Company’s consolidated financial statements.

Subsequent Events. The Company reviewed and evaluated for subsequent events through the issuance date of the Company’s financial statements. See Note 17 to the consolidated financial statements.

Recent Accounting Pronouncements.

There are currently no recent accounting pronouncements which had or are expected to have a material impact on the Company’s consolidated financial statements as of the date of this report.

2. Property and Equipment

Property and equipment at December 31 consisted of the following:

	December 31,
	2010	2009
Land	$24,054	$21,588
Owned buildings	25,971	26,086
Leasehold improvements	196,606	191,275
Equipment	226,956	220,339
Assets subject to capital leases	6,865	6,848

	480,452	466,136
Less accumulated depreciation and amortization	(293,602)	(273,412)

	$186,850	$192,724

CARROLS RESTAURANT GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2010, 2009 and 2008

(in thousands of dollars, except share and per share amounts)

Assets subject to capital leases primarily pertain to buildings leased for certain restaurant locations and certain corporate equipment and had accumulated amortization at December 31, 2010 and 2009 of $5,906 and $5,887, respectively. At December 31, 2010 and 2009, land of $4,175 and $4,176, respectively, and owned buildings of $4,867 and $4,888 respectively, were subject to lease financing obligations accounted for under the lease financing method (See Note 8). Accumulated depreciation pertaining to owned buildings subject to lease financing obligations at December 31, 2010 and 2009 was $1,883 and $1,690, respectively.

Depreciation expense for all property and equipment for the years ended December 31, 2010, 2009 and 2008 was $28,518, $28,563 and $28,427, respectively.

3. Goodwill and Franchise Rights

Goodwill. The Company is required to review goodwill for impairment annually or more frequently when events and circumstances indicate that the carrying amount may be impaired. If the determined fair value of goodwill is less than the related carrying amount, an impairment loss is recognized. The Company performs its annual impairment assessment as of December 31 and has determined its reporting units to be at the operating segment level: its Burger King restaurants, operating as a franchisee; Pollo Tropical and Taco Cabana each at the brand level.

In performing its goodwill impairment test, the Company compared the net book values of its reporting units to their estimated fair values, the latter determined by employing a combination of a discounted cash flow analysis and a market-based approach. The results of the discounted cash flow analyses were corroborated with other value indicators where available, such as comparable company earnings multiples.

There have been no changes in goodwill or goodwill impairment losses for the years ended December 31, 2010, 2009 and 2008. Goodwill is summarized below:

	Pollo Tropical	Taco Cabana	Burger King	Total
Balance, December 31, 2010 and 2009	$56,307	$67,177	$1,450	$124,934

Burger King Franchise Rights. Amounts allocated to franchise rights for each Burger King acquisition are amortized using the straight-line method over the average remaining term of the acquired franchise agreements plus one twenty year renewal period. Following is a summary of the Company’s Burger King franchise rights as of the respective balance sheet dates:

	December 31, 2010		December 31, 2009
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Franchise rights	$138,169	$67,737	$138,308	$64,634

Amortization expense related to Burger King franchise rights for the years ended December 31, 2010, 2009 and 2008 was $3,197, $3,196 and $3,197, respectively and the Company expects annual amortization to be $3,197 for each of the years ending 2011 through 2015.

The Company assesses the potential impairment of Burger King franchise rights whenever events or changes in circumstances indicate that the carrying value may not be recoverable. If an indicator of impairment

CARROLS RESTAURANT GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2010, 2009 and 2008

(in thousands of dollars, except share and per share amounts)

exists, an estimate of the aggregate undiscounted cash flows from the acquired restaurants is compared to the respective carrying value of franchise rights for each Burger King acquisition. If an asset is determined to be impaired, the loss is measured by the excess of the carrying amount of the asset over its fair value. An impairment charge of $45 was recorded for franchise rights related to a closed restaurant location for the year ended December 31, 2010. No impairment charges were recorded related to the Company’s Burger King franchise rights for the years ended December 31, 2009 and 2008.

4. Impairment of Long-Lived Assets and Other Lease Charges

The Company reviews its long-lived assets, principally property and equipment, for impairment at the restaurant level. If an indicator of impairment exists for any of its assets, an estimate of undiscounted future cash flows over the life of the primary asset for each restaurant is compared to that long-lived asset’s carrying value. If the carrying value is greater than the undiscounted cash flow, the Company then determines the fair value of the asset and if an asset is determined to be impaired, the loss is measured by the excess of the carrying amount of the asset over its fair value plus any lease liabilities to be incurred for non-operating restaurants, net of any estimated sublease recoveries.

The Company determined the fair value of the impaired long-lived assets at the restaurant level based on current economic conditions and historical experience. These fair value asset measurements rely on significant unobservable inputs and are considered Level 3 in the fair value hierarchy. The non-financial assets measured at fair value associated with impairment charges recorded in 2010 totaled $1.3 million at December 31, 2010. They consist of restaurant equipment, which will be used in other Company restaurants with its value determined based upon the Company’s experience of amounts utilized from prior restaurant closures, and an owned restaurant property valued based on recent property sales in that restaurant’s trade area.

Impairment and other lease charges recorded on long-lived assets for the Company’s segments were as follows:

	Year Ended December 31,
	2010	2009	2008
Burger King	$709	$487	$150
Pollo Tropical	4,671	2,152	3,181
Taco Cabana	1,943	132	2,190

	$7,323	$2,771	$5,521

During the year ended December 31, 2010, the Company recorded impairment and other lease charges of $7.3 million which included $3.2 million for three underperforming Pollo Tropical restaurants, $0.7 million to reduce the fair market value of a previously impaired Pollo Tropical restaurant and $0.7 million in other lease charges for non-operating Pollo Tropical properties which principally consisted of future minimum lease payments and related ancillary costs from the date of the restaurant closures to the end of the remaining lease term, net of any estimated cost recoveries from subletting the properties. In addition, the Company recorded charges of $1.1 million for an underperforming Taco Cabana restaurant, $0.3 million to reduce the fair market value of a previously impaired Taco Cabana restaurant and $0.5 million in charges for non-operating Taco Cabana restaurant properties which principally consisted of a reduction in estimated cost recoveries from subletting the properties through the end of the remaining lease term. The Company also recorded impairment charges of $0.7 million associated with certain underperforming Burger King restaurants.

CARROLS RESTAURANT GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2010, 2009 and 2008

(in thousands of dollars, except share and per share amounts)

The Company closed one Pollo Tropical restaurant in 2009 whose fixed assets were impaired in 2008, and recorded a charge of $0.3 million in 2009 which principally consisted of future minimum lease payments and related ancillary costs from the date of the restaurant closure to the end of the remaining lease term, net of any estimated cost recoveries from subletting the property. During 2009, the Company also recorded fixed asset impairment charges of $1.9 million associated with an underperforming Pollo Tropical restaurant and $0.4 million associated with two underperforming Burger King restaurants.

During 2008, the Company closed two Taco Cabana restaurants and recorded a charge of $2.2 million, including a fixed asset impairment charge of $1.7 million and other lease charges of $0.5 million which principally consisted of future minimum lease payments and related ancillary costs from the date of the restaurant closure to the end of the remaining lease term, net of any estimated cost recoveries from subletting the properties. In 2008, the Company also recorded a fixed asset impairment charge of $3.1 million associated with three underperforming Pollo Tropical restaurants, one of which was subsequently closed in 2009 as noted above.

5. Other Liabilities, Long-Term

Other liabilities, long-term, at December 31, consisted of the following:

	December 31,
	2010	2009
Accrued occupancy costs	$13,250	$11,572
Accrued workers’ compensation costs	3,423	4,018
Deferred compensation	2,937	3,210
Other	3,442	3,521

	$23,052	$22,321

Accrued occupancy costs include obligations pertaining to closed restaurant locations, contingent rent and accruals to expense operating lease rental payments on a straight-line basis over the lease term.

The following table presents the activity in the exit cost reserve included in accrued occupancy costs:

	Year ended December 31,
	2009	2010
Balance, beginning of year	$1,050	$862
Changes in estimates of accrued costs	276	1,279
Payments, net	(475)	(632)
Other adjustments	11	156

Balance, end of year	$862	$1,665

6. Leases

The Company utilizes land and buildings in its operations under various lease agreements. The Company does not consider any one of these individual leases material to the Company’s operations. Initial lease terms are generally for twenty years and, in many cases, provide for renewal options and in most cases rent escalations. Certain leases require contingent rent, determined as a percentage of sales as defined by the terms of the applicable lease agreement. For most locations, the Company is obligated for occupancy related costs including payment of property taxes, insurance and utilities.

CARROLS RESTAURANT GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2010, 2009 and 2008

(in thousands of dollars, except share and per share amounts)

In the years ended December 31, 2010, 2009 and 2008, the Company sold eight, six and twelve restaurant properties in sale-leaseback transactions for net proceeds of $12,442, $8,662 and $14,642, respectively. These leases have been classified as operating leases and generally contain a twenty-year initial term plus renewal options.

Deferred gains on sale-leaseback transactions of $729, $2,819 and $14,311 were recognized during the years ended December 31, 2010, 2009 and 2008, respectively, and are being amortized over the term of the related leases. The amortization of deferred gains on sale-leaseback transactions was $3,347, $3,178 and $2,212 for the years ended December 31, 2010, 2009 and 2008, respectively.

Minimum rent commitments under capital and non-cancelable operating leases at December 31, 2010 were as follows:

Years Ending December 31,	Capital	Operating
2011	$157	$49,351
2012	149	47,511
2013	151	45,582
2014	145	43,397
2015	207	41,380
Thereafter	1,441	311,363

Total minimum lease payments	2,250	$538,584

Less amount representing interest	(1,048)

Total obligations under capital leases	1,202
Less current portion	(58)

Long-term obligations under capital leases	$1,144

Total rent expense on operating leases, including percentage rent on both operating and capital leases, was as follows:

	Year ended December 31,
	2010	2009	2008
Minimum rent on real property	$46,586	$46,727	$43,191
Additional rent based on percentage of sales	1,992	2,982	3,495

Restaurant rent expense	48,578	49,709	46,686
Administrative and equipment rent	929	1,295	1,637

	$49,507	$51,004	$48,323

CARROLS RESTAURANT GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2010, 2009 and 2008

(in thousands of dollars, except share and per share amounts)

7. Long-Term Debt

Long-term debt at December 31 consisted of the following:

	December 31,
	2010	2009
Collateralized:
Senior Credit Facility-Revolving credit facility	$—	$1,900
Senior Credit Facility-Term loan A facility	87,250	105,000
Unsecured:
9% Senior Subordinated Notes	165,000	165,000
Capital leases (Note 6)	1,202	1,193

	253,452	273,093
Less: current portion	(15,538)	(12,985)

	$237,914	$260,108

Senior Credit Facility. Carrols’ senior credit facility totals $185 million, consisting of $120 million principal amount of term loan A borrowings maturing on March 9, 2013 (or earlier on September 30, 2012 if Carrols’ 9% Senior Subordinated Notes due 2013 are not refinanced by June 30, 2012) and a $65.0 million revolving credit facility (including a sub-limit of up to $25.0 million for letters of credit and up to $5.0 million for swingline loans) maturing on March 8, 2012.

The term loan and revolving credit borrowings under the senior credit facility bear interest at a per annum rate, at Carrols’ option, of either:

1)	the applicable margin ranging from 0% to 0.25% based on Carrols’ senior leverage ratio (as defined in the senior credit facility) plus the greater of (i) the prime rate or (ii) the federal funds rate for that day plus 0.5%; or

2)	Adjusted LIBOR plus the applicable margin percentage in effect ranging from 1.0% to 1.5% based on Carrols’ senior leverage ratio. At January 2, 2011, the LIBOR margin was 1.0%.

During the year ended December 31, 2010, Carrols made a required principal prepayment of approximately $1.0 million based on 25% of Carrols’ Excess Cash Flow for the year ended December 31, 2009, as defined. The Company also made a principal prepayment of $5.0 million on outstanding term loan A borrowings in the fourth quarter of 2010. At January 2, 2011, outstanding term loan A borrowings were $87.3 million with the remaining balance due and payable as follows:

1)	one quarterly installment of approximately $2.8 million on March 31, 2011;

2)	four quarterly installments of approximately $4.2 million beginning on June 30, 2011; and

3)	four quarterly installments of approximately $16.9 million beginning on June 30, 2012.

Under the senior credit facility, Carrols is required to make mandatory prepayments of principal on term loan A facility borrowings (a) annually in an amount up to 50% of Excess Cash Flow depending upon Carrols’ Total Leverage Ratio (as such terms are defined in the senior credit facility), (b) in the event of certain dispositions of assets (all subject to certain exceptions) and insurance proceeds, in an amount equal to 100% of the net proceeds received by Carrols therefrom, and (c) in an amount equal to 100% of the net proceeds from any subsequent issuance of debt. For the year ended December 31, 2010, there was not a required prepayment based on the Excess

CARROLS RESTAURANT GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2010, 2009 and 2008

(in thousands of dollars, except share and per share amounts)

Cash Flow for 2010, as defined. For the year ended December 31, 2009, Carrols was required to make a principal prepayment of approximately $1.0 million in 2010, or 25% of the Excess Cash Flow for 2009, as defined.

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

In general, Carrols’ obligations under the senior credit facility are guaranteed by the Company and all of Carrols’ material subsidiaries and are collateralized by a pledge of Carrols’ common stock and the stock of each of Carrols’ material subsidiaries. The senior credit facility contains certain covenants, including, without limitation, those limiting Carrols’ ability to incur indebtedness, incur liens, sell or acquire assets or businesses, change the nature of its business, engage in transactions with related parties, make certain investments or pay dividends. In addition, Carrols is required to meet certain financial ratios, including fixed charge coverage, senior leverage, and total leverage ratios (all as defined under the senior credit facility). Carrols was in compliance with the covenants under its senior credit facility as of January 2, 2011.

After reserving $13.7 million for letters of credit guaranteed by the facility, $51.3 million was available for borrowings under the revolving credit facility at January 2, 2011.

Senior Subordinated Notes. On December 15, 2004, Carrols issued $180.0 million of 9% Senior Subordinated Notes due 2013 (the “Notes”) that bear interest at a rate of 9% payable semi-annually on January 15 and July 15 and mature on January 15, 2013. The Notes are redeemable at the option of Carrols in whole or in part at 100% of the principal amount after January 15, 2011.

During 2008, Carrols repurchased and retired $15.0 million principal amount of the Notes in open market transactions for $10.4 million resulting in a gain on extinguishment of debt of $4.4 million, net of the write-off of deferred financing costs.

Restrictive covenants under the Notes include limitations with respect to Carrols’ ability to incur additional debt, incur liens, sell or acquire assets or businesses, pay dividends and make certain investments. Carrols was in compliance as of January 2, 2011 with the restrictive covenants in the Indenture governing the Notes.

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

At January 2, 2011, principal payments required on all long-term debt are as follows:

2011	$15,538
2012	54,936
2013	181,945
2014	56
2015	48
Thereafter	929

$253,452

CARROLS RESTAURANT GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2010, 2009 and 2008

(in thousands of dollars, except share and per share amounts)

The weighted average interest rate on all debt, excluding lease financing obligations, for the years ended December 31, 2010, 2009 and 2008 was 6.1%, 5.9% and 6.9%, respectively. Interest expense on the Company’s long-term debt, excluding lease financing obligations, was $17,811, $18,540 and $23,177 for the years ended December 31, 2010, 2009 and 2008, respectively.

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

During 2008, the Company exercised its right of first refusal under the leases for certain restaurant properties previously accounted for as lease financing obligations and purchased these properties from the lessor. As a result, the Company reduced its lease financing obligations by $5.5 million. In 2008, the Company also amended or modified certain lease provisions and terminated certain purchase options, for certain restaurant leases previously accounted for as lease financing obligations. The changes permitted 24 leases to qualify as operating leases and the related sale-leaseback transactions to be recorded as sales, which removed all of the respective assets under lease financing obligations and related liabilities from its consolidated balance sheet. The gains from these sales were generally deferred and are being amortized as an adjustment to rent expense over the remaining term of the underlying leases.

As a result of these transactions in 2008, the Company reduced its lease financing obligations by $38.1 million, reduced its assets under lease financing obligations by $23.3 million and recorded deferred gains of $8.8 million. Of these amounts, reductions of $32.6 million of lease financing obligations and $23.3 million of assets under lease financing obligations were reflected as non-cash transactions in the 2008 consolidated statement of cash flows.

CARROLS RESTAURANT GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2010, 2009 and 2008

(in thousands of dollars, except share and per share amounts)

At December 31, 2010, payments required on lease financing obligations were as follows:

2011	$977
2012	978
2013	979
2014	983
2015	986
Thereafter, through 2023	15,724

Total minimum lease payments	20,627
Less: Interest implicit in obligations	(10,566)

Total lease financing obligations	$10,061

The interest rates on lease financing obligations ranged from 8.5% to 10.5% at December 31, 2010. Interest expense on lease financing obligations totaled $994, $1,098 and $4,856 for the years ended December 31, 2010, 2009 and 2008, respectively.

9. Other Income

In 2010, the Company recorded a gain of $0.4 million related to a property insurance recovery from a fire at a Burger King restaurant.

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

Years Ended December 31, 2010, 2009 and 2008

(in thousands of dollars, except share and per share amounts)

10. Income Taxes

The provision for income taxes was comprised of the following for the years ended December 31:

	Year ended December 31,
	2010	2009	2008
Current:
Federal	$4,076	$5,861	$2,845
Foreign	256	310	294
State	1,140	1,423	1,011

	5,472	7,594	4,150

Deferred (prepaid):
Federal	399	4,205	2,368
State	(86)	817	1,218

	313	5,022	3,586

Valuation allowance	(14)	(12)	(190)

	$5,771	$12,604	$7,546

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amount used for income tax purposes. The components of deferred income tax assets and liabilities at December 31, 2010 and 2009 were as follows:

	December 31,
	2010	2009
Current deferred income tax assets:
Inventory and other reserves	$29	$23
Accrued vacation benefits	2,587	2,559
Other accruals	1,993	2,252

Current deferred income tax assets	4,609	4,834

Long term deferred income tax assets (liabilities):
Deferred income on sale-leaseback of certain real estate	15,153	16,135
Lease financing obligations	1,016	905
Postretirement benefit expenses	1,695	1,810
Accumulated other comprehensive income—postretirement benefits	(979)	(1,077)
Property and equipment depreciation	1,205	1,267
State net operating loss carryforwards	728	570
Amortization of other intangibles, net	(30)	(18)
Amortization of franchise rights	(24,421)	(24,196)
Occupancy costs	5,200	4,451
Tax credit carryforwards	549	563
Other	2,382	2,088

Long-term net deferred income tax assets	2,498	2,498
Less: Valuation allowance	(549)	(563)

Total long-term deferred income tax assets	1,949	1,935

Carrying value of net deferred income tax assets	$6,558	$6,769

CARROLS RESTAURANT GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2010, 2009 and 2008

(in thousands of dollars, except share and per share amounts)

The Company’s state net operating loss carryforwards expire in varying amounts through 2030.

The Company establishes a valuation allowance to reduce the carrying amount of deferred tax assets when it is more likely than not that it will not realize some portion or all of the tax benefit of its deferred tax assets. The Company evaluates whether its deferred tax assets are probable of realization on a quarterly basis. In performing this analysis, the Company considers all available evidence including historical operating results, the estimated timing of future reversals of existing taxable temporary differences and estimated future taxable income exclusive of reversing temporary differences and carryforwards. At December 31, 2010 and 2009, the Company had a valuation allowance of $549 and $563, respectively, against net deferred tax assets due primarily to foreign income tax credit carryforwards where realization of the related deferred tax asset amounts was not likely. The estimation of future taxable income for federal and state purposes and the Company’s ability to realize deferred tax assets pertaining to state net operating loss carryforwards and foreign tax credit carryforwards can significantly change based on future events and operating results. Thus, recorded valuation allowances may be subject to future changes that could be material.

The Company’s effective tax rate was 32.6%, 36.6% and 37.2% for the years ended December 31, 2010, 2009, and 2008, respectively. A reconciliation of the statutory federal income tax provision to the effective tax provision for the years ended December 31, 2010, 2009 and 2008 was as follows:

	2010	2009	2008
Statutory federal income tax provision	$6,193	$12,056	$7,108
State income taxes, net of federal benefit	685	1,456	1,449
Stock-based compensation expense	356	294	290
Change in valuation allowance	(14)	(12)	(190)
Non-deductible expenses	82	60	66
Foreign taxes	256	310	294
Employment tax credits	(1,570)	(1,024)	(1,063)
Foreign tax credits	(256)	(310)	(294)
Miscellaneous	39	(226)	(114)

	$5,771	$12,604	$7,546

The Company’s policy is to recognize interest and/or penalties related to uncertain tax positions in income tax expense. At December 31, 2010 and 2009, the Company had no unrecognized tax benefits and no accrued interest related to uncertain tax positions. The tax years 2007 – 2010 remain open to examination by the major taxing jurisdictions to which the Company is subject. Although it is not reasonably possible to estimate the amount by which unrecognized tax benefits may increase within the next twelve months due to uncertainties regarding the timing of examinations, the Company does not expect unrecognized tax benefits to significantly change in the next twelve months.

11. Stockholders’ Equity

2006 Stock Incentive Plan. In 2006, the Company adopted a stock plan entitled the 2006 Stock Incentive Plan (the “2006 Plan”) and reserved and authorized a total of 3,300,000 shares of common stock for grant thereunder. In 2010, the Company granted an aggregate of 552,000 stock option shares and issued an aggregate of 14,478 restricted shares to non-employee directors and 11,000 restricted shares to certain employees. In 2009, the Company granted an aggregate of 529,000 stock option shares, issued an aggregate of 12,100 restricted

CARROLS RESTAURANT GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2010, 2009 and 2008

(in thousands of dollars, except share and per share amounts)

shares to certain employees and granted 15,000 non-qualified stock option shares to non-employee directors under the 2006 Plan. In 2008, the Company granted an aggregate of 588,820 stock option shares and issued an aggregate of 14,100 restricted shares to certain employees and 10,500 non-qualified stock option shares to non-employee directors under the 2006 Plan. As of December 31, 2010, 584,707 shares were available for future grant or issuance.

The non-qualified stock options and incentive stock options (“ISO’s”) granted under the 2006 Plan are exercisable for up to one-fifth of the total number of options granted on or after the first anniversary of the grant date, and as of the first day of each month thereafter are exercisable for an additional one-sixtieth of the total number of options granted until fully exercisable. The options expire seven years from the date of the grant. The non-qualified stock options issued to outside directors vest over five years at the rate of one-fifth on each anniversary of the award, provided that the participant has continuously remained a director of the Company. The restricted stock awards issued to certain employees vest 100% on the third anniversary date of the award. The restricted stock awards issued to outside directors in 2010 vest over two years at the rate of one-half on each anniversary of the award, provided that the participant has continuously remained a director of the Company. Forfeiture rates are based on a stratification of employees by expected exercise behavior and range from 0% to 15%.

Stock-based compensation expense for the years ended December 31, 2010, 2009 and 2008 totaled $1.7 million, $1.4 million and $1.9 million, respectively. A portion of the Company’s granted options qualify as ISO’s for income tax purposes, and as such, a tax benefit is not recorded at the time the compensation cost related to the options is recorded for financial reporting purposes because an ISO does not ordinarily result in a tax benefit unless there is a disqualifying disposition. Stock option grants of non-qualified options result in the creation of a deferred tax asset until the time that the option is exercised.

The total non-vested stock-based compensation expense relating to the options and restricted shares is approximately $2.6 million at December 31, 2010 and approximately $1.3 million will be recorded as compensation expense in 2011 related to these grants. At December 31, 2010, the remaining weighted average vesting period for stock options was 2.98 years and for restricted shares was 1.52 years. Shares issued upon exercise of options have been previously registered with the SEC.

A summary of all option activity in 2010 under the Company’s 2006 Plan was as follows:

	Number of Options	Weighted Average Exercise Price	Average Remaining Contractual Life	Aggregate Intrinsic Value (in thousands)(1)
Options outstanding at January 1, 2010	2,130,758	$9.86	4.8	$2,340
Granted	552,000	6.41
Exercised	(15,422)	2.76
Forfeited	(79,319)	9.66

Options outstanding at December 31, 2010	2,588,017	$9.17	4.2	$2,948

Vested or expected to vest at December 31, 2010	2,559,160	$9.19	4.2	$2,901

Options exercisable at December 31, 2010	1,301,640	$11.27	3.5	$890

(1)	The aggregate intrinsic value was calculated using the difference between the market price of the Company’s common stock at January 2, 2011 of $7.42 and the grant price for only those awards that had a grant price that was less than the market price of the Company’s common stock at January 2, 2011.

CARROLS RESTAURANT GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2010, 2009 and 2008

(in thousands of dollars, except share and per share amounts)

The restricted stock activity in 2010 related to the Company’s 2006 Plan was as follows:

	Shares	Weighted Average Grant Date Price
Nonvested at January 1, 2010	31,061	$8.04
Granted	25,478	5.28
Vested	(5,273)	13.51
Forfeited	(5,565)	5.69

Nonvested at December 31, 2010	45,701	$6.16

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

The accounting policies of each segment are the same as those described in the summary of significant accounting policies. The following table includes Adjusted Segment EBITDA which is the measure of segment profit or loss reported to the chief operating decision maker for purposes of allocating resources to the segments and assessing their performance. Adjusted Segment EBITDA is defined as earnings attributable to the applicable segment before interest, income taxes, depreciation and amortization, impairment losses and other lease charges, stock-based compensation expense, other income and gains and losses on extinguishment of debt.

CARROLS RESTAURANT GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2010, 2009 and 2008

(in thousands of dollars, except share and per share amounts)

The “Other” column includes corporate related items not allocated to reportable segments, including stock-based compensation expense. Other identifiable assets consist primarily of cash, certain other assets, corporate property and equipment including restaurant information systems expenditures, goodwill and deferred income taxes.

	Pollo Tropical	Taco Cabana	Burger King	Other	Consolidated
Year ended December 31, 2010
Revenues	$187,293	$251,778	$357,073	$—	$796,144
Cost of sales	60,045	75,191	105,399	—	240,635
Restaurant wages and related expenses	45,880	76,611	112,534	50	235,075
General and administrative expense (1)	12,025	10,748	26,647	1,601	51,021
Depreciation and amortization	7,955	8,813	13,876	1,815	32,459
Adjusted Segment EBITDA	30,300	27,425	19,756
Identifiable assets	51,125	63,061	142,922	169,194	426,302
Capital expenditures	9,891	13,354	12,415	1,387	37,047

Year ended December 31, 2009
Revenues	$177,840	$254,280	$384,020	$—	$816,140
Cost of sales	58,287	73,783	105,376	—	237,446
Restaurant wages and related expenses	43,964	76,053	119,321	215	239,553
General and administrative expense (1)	10,292	11,436	28,927	1,196	51,851
Depreciation and amortization	8,049	9,374	13,486	1,611	32,520
Adjusted Segment EBITDA	26,228	31,006	32,825
Identifiable assets	52,802	67,342	146,679	173,154	439,977
Capital expenditures	2,287	11,116	19,361	4,180	36,944

Year ended December 31, 2008
Revenues	$175,124	$249,654	$391,549	$—	$816,327
Cost of sales	57,852	76,389	110,575	—	244,816
Restaurant wages and related expenses	43,523	72,454	120,005	233	236,215
General and administrative expense (1)	11,294	11,602	28,061	1,706	52,663
Depreciation and amortization	8,005	8,600	14,356	1,475	32,436
Adjusted Segment EBITDA	23,222	28,934	31,123
Identifiable assets	64,550	67,093	143,152	175,403	450,198
Capital expenditures	19,070	20,876	15,940	6,522	62,408

(1)	For the Pollo Tropical and Taco Cabana segments, such amounts include general and administrative expenses related directly to each segment. For the Burger King segment such amounts include general and administrative expenses related directly to the Burger King segment as well as expenses associated with administrative support to all three of the Company’s segments including executive management, information systems and certain accounting, legal and other administrative functions.

CARROLS RESTAURANT GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2010, 2009 and 2008

(in thousands of dollars, except share and per share amounts)

A reconciliation of Adjusted Segment EBITDA to consolidated net income follows:

	Year ended December 31,
	2010	2009	2008
Adjusted Segment EBITDA:
Pollo Tropical	$30,300	$26,228	$23,222
Taco Cabana	27,425	31,006	28,934
Burger King	19,756	32,825	31,123
Less:
Depreciation and amortization	32,459	32,520	32,436
Impairment and other lease charges	7,323	2,771	5,521
Interest expense	18,805	19,638	28,033
Provision for income taxes	5,771	12,604	7,546
Stock-based compensation expense	1,651	1,411	1,939
Gain on extinguishment of debt	—	—	(4,368)
Other income	(444)	(720)	(580)

Net income	$11,916	$21,835	$12,752

13. Commitments and Contingencies

On November 16, 1998, the Equal Employment Opportunity Commission (“EEOC”) filed suit in the United States District Court for the Northern District of New York (the “Court”), under Title VII of the Civil Rights Act of 1964, as amended, against Carrols. The complaint alleged that Carrols engaged in a pattern or practice of unlawful discrimination, harassment and retaliation against former and current female employees. The EEOC ultimately attempted to present evidence of 511 individuals that it believed constituted the “class” of claimants for which it was seeking monetary and injunctive relief from Carrols. On April 20, 2005, the Court issued a decision and order granting Carrols’ Motion for Summary Judgment that Carrols filed in January 2004, dismissing the EEOC’s pattern or practice claim. Carrols then moved for summary judgment against the claims of the 511 individual claimants. On March 2, 2011, the Court issued a decision and order granting summary judgment against the claims of all but 131 of the 511 individual claimants and dismissed 380 of the individual claimants from the case. Both the EEOC and Carrols have since filed motions for reconsideration in part of the Court’s March 2, 2011, decision and order, as a result of which the number of surviving claimants may increase to as many as 184 or decrease to as few as four. It is not possible to predict the outcome of these motions at this time.

Subject to possible appeal by the EEOC, the EEOC’s pattern or practice claim is dismissed; however, the Court has yet to determine how the claims of the individual claimants ultimately determined to survive will proceed. Although the Company believes that the EEOC’s continued class litigation argument is without merit, it is not possible to predict the outcome of that matter on an appeal, if one is taken. The Company does not believe that any of the remaining individual claims would have a material adverse impact on its consolidated financial statements.

The Company is a party to various other litigation matters incidental to the conduct of the Company’s business. The Company does not believe that the outcome of any of these other matters will have a material adverse effect on its consolidated financial statements.

14. Retirement Plans

The Company offers its salaried employees the option to participate in the Carrols Corporation Retirement Savings Plan (the “Retirement Plan”). The Retirement Plan includes a savings option pursuant to section 401(k)

CARROLS RESTAURANT GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2010, 2009 and 2008

(in thousands of dollars, except share and per share amounts)

of the Internal Revenue Code in addition to a post-tax savings option. The Company may elect to contribute to the Retirement Plan on an annual basis. The Company contribution is equal to 50% of the employee’s contribution to a maximum Company contribution of $520 annually for any plan year that the Company participates in an employee match. Under the Retirement Plan, the Company’s contributions begin to vest after one year and fully vest after five years of service. A year of service is defined as a plan year during which an employee completes at least 1,000 hours of service. Participating employees may contribute up to 50% of their salary annually to either of the savings options, subject to other limitations. The employees have various investment options available under a trust established by the Retirement Plan. Contributions to the Retirement Plan were $421, $419 and $417 for the years ended December 31, 2010, 2009 and 2008, respectively.

The Company also has an Amended and Restated Deferred Compensation Plan which permits employees not eligible to participate in the Retirement Plan because they have been excluded as “highly compensated” employees (as so defined in the Retirement Plan) to voluntarily defer portions of their base salary and annual bonus. All amounts deferred by the participants earn interest at 8% per annum. There is no Company matching on any portion of the funds. At December 31, 2010 and 2009, a total of $2,937 and $3,210, respectively, was deferred under this plan, including accrued interest.

15. Postretirement Benefits

The Company sponsors a postretirement medical and life insurance plan covering substantially all Burger King administrative and restaurant management personnel who retire or terminate after qualifying for such benefits.

The following was the plan status and accumulated postretirement benefit obligation (APBO) at December 31, 2010 and 2009:

	2010	2009
Change in benefit obligation:
Benefit obligation at beginning of year	$1,914	$1,697
Service cost	23	28
Interest cost	103	114
Plan participants’ contributions	49	49
Amendments/curtailments	—	(5)
Actuarial loss (gain)	(39)	233
Benefits paid	(219)	(209)
Medicare part D prescription drug subsidy	14	7

Benefit obligation at end of year	$1,845	$1,914

Change in plan assets:
Fair value of plan assets at beginning of year	$—	$—
Employer contributions	156	153
Plan participants’ contributions	49	49
Benefits paid	(219)	(209)
Medicare part D prescription drug subsidy	14	7

Fair value of plan assets at end of year	—	—

Funded status	$(1,845)	$(1,914)

Weighted average assumptions:
Discount rate used to determine benefit obligations	5.54%	6.00%

Discount rate used to determine net periodic benefit cost	6.00%	6.70%

CARROLS RESTAURANT GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2010, 2009 and 2008

(in thousands of dollars, except share and per share amounts)

The discount rate is determined based on high-quality fixed income investments that match the duration of expected retiree medical and life insurance benefits. The Company has typically used the corporate AA/Aa bond rate for this assumption.

Components of net periodic postretirement benefit income recognized in the consolidated statements of operations were:

	Year ended December 31,
	2010	2009	2008
Service cost	$23	$28	$28
Interest cost	103	114	107
Amortization of net gains and losses	95	94	87
Amortization of prior service credit	(360)	(359)	(359)

Net periodic postretirement benefit income	$(139)	$(123)	$(137)

Amounts recognized in accumulated other comprehensive income that have not yet been recognized as components of net periodic benefit income, consisted of:

	2010	2009
Prior service cost	$4,112	$4,473
Net gain	(1,598)	(1,733)
Deferred income taxes	(979)	(1,077)

Accumulated other comprehensive income	$1,535	$1,663

The estimated net gain and prior service credit for the postretirement benefit plan that will be amortized from accumulated other comprehensive income into net periodic benefit income over the next fiscal year are $94 and $360, respectively.

The following table reflects the changes in accumulated other comprehensive income for the years ended December 31, 2010 and 2009:

	2010	2009
Net loss (gain)	$(39)	$233
Prior service credit	—	(5)
Amortization of net loss	(95)	(94)
Amortization of prior service credit	360	359
Deferred income taxes	(98)	(192)

Total recognized in accumulated other comprehensive income	$128	$301

CARROLS RESTAURANT GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2010, 2009 and 2008

(in thousands of dollars, except share and per share amounts)

Assumed health care cost trend rates at December 31 were as follows:

	2010	2009	2008
Medical benefits cost trend rate assumed for the following year	9.00%	9.00%	8.50%
Prescription drug benefit cost trend rate assumed for the following year	8.00%	9.00%	10.00%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	5.00%	5.00%	5.00%
Year that the rate reaches the ultimate trend rate	2017	2016	2016

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in the health care cost trend rates would have the following effects:

	1% Increase	1% Decrease
Effect on total of service and interest cost components	$10	$(9)
Effect on postretirement benefit obligation	156	(143)

During 2011, the Company expects to contribute approximately $113 to its postretirement benefit plan. The benefits, net of Medicare Part D subsidy receipts, expected to be paid in each year from 2011 through 2015 are $113, $109, $133, $140 and $145 respectively, and for the years 2016-2020 the aggregate amount is $953.

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

	Year ended December 31,
	2010	2009	2008
Basic net income per share:
Net income	$11,916	$21,835	$12,752
Weighted average common shares outstanding	21,620,550	21,594,366	21,573,500
Basic net income per share	$0.55	$1.01	$0.59

Diluted net income per share:
Net income for diluted net income per share	$11,916	$21,835	$12,752
Shares used in computed basic net income per share	21,620,550	21,594,366	21,573,500
Dilutive effect of restricted shares and stock options	214,867	174,317	2,273

Shares used in computed diluted net income per share	21,835,417	21,768,683	21,575,773

Diluted net income per share	$0.55	$1.00	$0.59

Shares excluded from diluted net income per share computation (1)	2,076,725	1,600,772	1,726,572

(1)	These shares were not included in the computation of diluted net income per share because they would have been antidilutive for the years presented.

CARROLS RESTAURANT GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2010, 2009 and 2008

(in thousands of dollars, except share and per share amounts)

17. Subsequent Events

On January 15, 2011, the Company granted in the aggregate 355,700 restricted shares of its common stock to certain employees. The stock compensation expense in 2011 for these grants is expected to be approximately $1.6 million.

On February 24, 2011, the Company announced its intention to pursue the splitting of its business into two separate, publicly-traded companies through the tax-free spin-off of its combined Pollo Tropical and Taco Cabana businesses to its stockholders. The company to be spun-off will own and operate the Pollo Tropical and Taco Cabana businesses. The Company will continue to own and operate its franchised Burger King restaurants.

18. Selected Quarterly Financial and Earnings Data (Unaudited)

	2010
	First Quarter	Second Quarter		Third Quarter		Fourth Quarter
Revenue	$195,144	$204,476		$201,625		$194,899
Income from operations	8,489	8,380	(1)	12,072	(2)	7,551	(1)
Net income	2,314	2,435		4,593		2,574
Basic and diluted net income per common share	0.11	0.11		0.21		0.12

	2009
	First Quarter	Second Quarter		Third Quarter		Fourth Quarter(3)
Revenue	$201,343	$203,934		$201,166		$209,697
Income from operations	13,191	16,121	(2)	13,525	(2)	11,240	(1)(2)
Net income	5,026	7,065		5,597		4,147
Basic net income per common share	0.23	0.33		0.26		0.19
Diluted net income per common share	0.23	0.32		0.26		0.19

(1)	The Company recorded impairment and other lease charges of $3.6 million in the second quarter of 2010, $3.2 million in the fourth quarter of 2010 and $2.4 million in the fourth quarter of 2009. (See Note 4).
(2)	The Company recorded a gain of $0.4 million in the third quarter of 2010 related to an insurance recovery for damages from a fire at a Burger King restaurant. The Company recorded a gain of $0.6 million related to an insurance recovery for damages to Taco Cabana restaurants during Hurricane Ike in the second quarter of 2009, a gain of $0.2 million related to the sale of a non-operating property in the third quarter of 2009 and a loss of $0.1 million related to a sale-leaseback transaction in the fourth quarter of 2009. (See Note 9)
(3)	The fourth quarter of 2009 contained fourteen weeks.

CARROLS RESTAURANT GROUP, INC. AND SUBSIDIARY

SCHEDULE I—CONDENSED FINANCIAL INFORMATION OF CARROLS RESTAURANT GROUP, INC.

(PARENT COMPANY ONLY)

CONDENSED BALANCE SHEETS

(in thousands of dollars except share and per share amounts)

	December 31,
	2010	2009
ASSETS
Investment in and advances from unconsolidated subsidiary	$44,899	$31,454
Due from unconsolidated subsidiaries	8	$—

Total assets	$44,907	$31,454

LIABILITIES AND STOCKHOLDERS’ EQUITY
Due to unconsolidated subsidiaries	$—	$50

Total liabilities	—	50

Stockholders’ equity:
Preferred stock, par value $.01; authorized 20,000,000 shares, issued and outstanding—none	—	—
Voting common stock, par value $.01; authorized 100,000,000 shares, issued and outstanding—21,632,402 and 21,611,707 shares, respectively	216	216
Additional paid-in capital	3,474	1,759
Retained earnings	39,823	27,907
Accumulated other comprehensive income	1,535	1,663
Treasury stock, at cost	(141)	(141)

Total stockholders’ equity	44,907	31,404

Total liabilities and stockholders’ equity	$44,907	$31,454

The accompanying notes are an integral part of these condensed financial statements.

CARROLS RESTAURANT GROUP, INC. AND SUBSIDIARY

SCHEDULE I—CONDENSED FINANCIAL INFORMATION OF CARROLS RESTAURANT GROUP, INC.

(PARENT COMPANY ONLY)

CONDENSED STATEMENTS OF OPERATIONS

(in thousands of dollars)

	Year Ended December 31,
	2010	2009	2008
Income:
Investment income from unconsolidated subsidiary	$11,922	$21,841	$12,758
Expenses:
General and administrative	6	6	6

Net income	$11,916	$21,835	$12,752

The accompanying notes are an integral part of these condensed financial statements.

CARROLS RESTAURANT GROUP, INC. AND SUBSIDIARY

SCHEDULE I—CONDENSED FINANCIAL INFORMATION OF CARROLS RESTAURANT GROUP, INC.

(PARENT COMPANY ONLY)

CONDENSED STATEMENTS OF CASH FLOWS

(in thousands of dollars)

	Year Ended December 31,
	2010	2009	2008
Cash flows from operating activities:
Net income	$11,916	$21,835	$12,752
Adjustments to reconcile net income to net cash used for operating activities:
Increase in investment in unconsolidated subsidiary	(11,922)	(21,841)	(12,758)
Increase (decrease) in due to unconsolidated subsidiary	(58)	6	6

Net cash used for operating activities	(64)	—	—

Cash flows from financing activities:
Proceeds from stock option exercises	64	—	—

Net cash provided from financing activities	64	—	—

Net increase (decrease) in cash and cash equivalents	—	—	—
Cash and cash equivalents, beginning of year	—	—	—

Cash and cash equivalents, end of year	$—	$—	$—

The accompanying notes are an integral part of these condensed financial statements.

CARROLS RESTAURANT GROUP, INC. AND SUBSIDIARY

SCHEDULE I—CONDENSED FINANCIAL INFORMATION OF CARROLS RESTAURANT GROUP, INC.

(PARENT COMPANY ONLY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

Note 1—Basis of Presentation

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

CARROLS RESTAURANT GROUP, INC. AND SUBSIDIARY

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

Years Ended December 31, 2010, 2009 and 2008

(in thousands of dollars)

	Column B	Column C		Column D	Col. E
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to other accounts	Deductions	Balance at End of Period
Year ended December 31, 2010:
Deferred income tax valuation allowance	$563	$(14)	$—	$—	$549
Year ended December 31, 2009:
Deferred income tax valuation allowance	$575	$(12)	$—	$—	$563
Year ended December 31, 2008:
Deferred income tax valuation allowance	$765	$(190)	$—	$—	$575

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholder of

Carrols Corporation and subsidiaries

Syracuse, NY

We have audited the accompanying consolidated balance sheets of Carrols Corporation (a wholly owned subsidiary of Carrols Restaurant Group, Inc.) and subsidiaries (the “Company”) as of January 2, 2011 and January 3, 2010, and the related consolidated statements of operations, changes in stockholder’s equity (deficit), and cash flows for each of the three years in the period ended January 2, 2011. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of January 2, 2011 and January 3, 2010, and the results of its operations and its cash flows for each of the three years in the period ended January 2, 2011, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ Deloitte & Touche LLP

Rochester, NY

March 18, 2011

CARROLS CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

December 31, 2010 and 2009

(in thousands of dollars except share and per share amounts)

	December 31,
	2010	2009
ASSETS
Current assets:
Cash and cash equivalents	$3,144	$4,402
Trade and other receivables	5,213	5,971
Inventories	5,203	5,935
Prepaid rent	4,018	3,928
Prepaid expenses and other current assets	5,349	4,835
Refundable income taxes	869	1,185
Deferred income taxes (Note 10)	4,609	4,834

Total current assets	28,405	31,090
Property and equipment, net (Note 2)	186,850	192,724
Franchise rights, net (Note 3)	70,432	73,674
Goodwill (Note 3)	124,934	124,934
Intangible assets, net	419	543
Franchise agreements, at cost less accumulated amortization of $5,854 and $5,729, respectively	5,629	5,924
Deferred income taxes (Note 10)	1,949	1,935
Other assets	7,684	9,153

Total assets	$426,302	$439,977

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Current portion of long-term debt (Note 7)	$15,538	$12,985
Accounts payable	13,944	15,983
Accrued interest	6,853	6,880
Accrued payroll, related taxes and benefits	19,504	21,454
Accrued real estate taxes	4,778	4,780
Other liabilities	7,434	9,061

Total current liabilities	68,051	71,143
Long-term debt, net of current portion (Note 7)	237,914	260,108
Lease financing obligations (Note 8)	10,061	9,999
Deferred income—sale-leaseback of real estate (Note 6)	40,472	43,088
Accrued postretirement benefits (Note 15)	1,845	1,914
Other liabilities (Note 5)	23,060	22,271

Total liabilities	381,403	408,523
Commitments and contingencies (Note 13)
Stockholder’s equity (Note 11):
Common stock, par value $1; authorized 1,000 shares, issued and outstanding—10 shares	—	—
Additional paid-in capital	(4,083)	(5,734)
Retained earnings	47,447	35,525
Accumulated other comprehensive income (Note 15)	1,535	1,663

Total stockholder’s equity	44,899	31,454

Total liabilities and stockholder’s equity	$426,302	$439,977

The accompanying notes are an integral part of these consolidated financial statements.

CARROLS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

Years Ended December 31, 2010, 2009 and 2008

(in thousands of dollars)

	2010	2009	2008
Revenues:
Restaurant sales	$794,611	$814,534	$814,893
Franchise royalty revenues and fees	1,533	1,606	1,434

Total revenues	796,144	816,140	816,327

Costs and expenses:
Cost of sales	240,635	237,446	244,816
Restaurant wages and related expenses (including stock-based compensation expense of $50, $215 and $233, respectively)	235,075	239,553	236,215
Restaurant rent expense (Note 6)	48,578	49,709	46,686
Other restaurant operating expenses	114,643	117,761	123,278
Advertising expense	30,362	31,172	31,329
General and administrative (including stock-based compensation expense of $1,601, $1,196 and $1,706, respectively)	51,015	51,845	52,657
Depreciation and amortization	32,459	32,520	32,436
Impairment and other lease charges (Note 4)	7,323	2,771	5,521
Other income (Note 9)	(444)	(720)	(580)

Total operating expenses	759,646	762,057	772,358

Income from operations	36,498	54,083	43,969
Interest expense	18,805	19,638	28,033
Gain on extinguishment of debt (Note 7)	—	—	(4,368)

Income before income taxes	17,693	34,445	20,304
Provision for income taxes (Note 10)	5,771	12,604	7,546

Net income	$11,922	$21,841	$12,758

The accompanying notes are an integral part of these consolidated financial statements.

CARROLS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER’S EQUITY (DEFICIT)

Years Ended December 31, 2010, 2009 and 2008

(in thousands of dollars)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholder’s Equity (Deficit)
Balance at January 1, 2008	$—	$(9,084)	$926	$1,361	$(6,797)
Stock-based compensation	—	1,939	—	—	1,939
Comprehensive income:
Net income	—	—	12,758	—	12,758
Change in postretirement benefit obligations, net of tax of $378 (Note 15)	—	—	—	603	603

Total comprehensive income					13,361

Balance at December 31, 2008	—	(7,145)	13,684	1,964	8,503
Stock-based compensation	—	1,411	—	—	1,411
Comprehensive income:
Net income	—	—	21,841	—	21,841
Change in postretirement benefit obligations, net of tax of $192 (Note 15)	—	—	—	(301)	(301)

Total comprehensive income					21,540

Balance at December 31, 2009	—	(5,734)	35,525	1,663	31,454
Stock-based compensation	—	1,651	—	—	1,651
Comprehensive income:
Net income	—	—	11,922	—	11,922
Change in postretirement benefit obligations, net of tax of $98 (Note 15)	—	—	—	(128)	(128)

Total comprehensive income					11,794

Balance at December 31, 2010	$—	$(4,083)	$47,447	$1,535	$44,899

The accompanying notes are an integral part of these consolidated financial statements.

CARROLS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, 2010, 2009 and 2008

(in thousands of dollars)

	2010	2009	2008
Cash flows provided from operating activities:
Net income	$11,922	$21,841	$12,758
Adjustments to reconcile net income to net cash provided from operating activities:
Loss on disposals of property and equipment	612	121	542
Stock-based compensation	1,651	1,411	1,939
Impairment and other lease charges	7,323	2,771	5,521
Depreciation and amortization	32,459	32,520	32,436
Amortization of deferred financing costs	948	991	1,180
Amortization of unearned purchase discounts	—	(2,149)	(2,148)
Amortization of deferred gains from sale-leaseback transactions	(3,347)	(3,178)	(2,212)
Gain on settlements of lease financing obligations	—	(133)	(48)
Accretion of interest on lease financing obligations	62	47	229
Deferred income taxes	299	5,010	3,396
Gain on extinguishment of debt	—	—	(4,368)
Changes in other operating assets and liabilities:
Refundable income taxes	316	(1,185)	—
Accounts payable	(2,199)	(2,399)	(1,383)
Accrued interest	(27)	(862)	(406)
Accrued payroll, related taxes and benefits	(1,950)	6,023	(3,238)
Accrued income taxes	—	(2,099)	1,166
Other	(1,257)	1,958	(718)

Net cash provided from operating activities	46,812	60,688	44,646

Cash flows used for investing activities:
Capital expenditures:
New restaurant development	(14,079)	(9,696)	(35,856)
Restaurant remodeling	(12,226)	(12,404)	(11,610)
Other restaurant capital expenditures	(9,355)	(10,664)	(8,420)
Corporate and restaurant information systems	(1,387)	(4,180)	(6,522)

Total capital expenditures	(37,047)	(36,944)	(62,408)
Properties purchased for sale-leaseback	(3,735)	(2,906)	—
Proceeds from sale-leaseback transactions	12,442	8,662	14,642
Proceeds from sales of other properties	—	819	119

Net cash used for investing activities	(28,340)	(30,369)	(47,647)

Cash flows used for financing activities:
Borrowings on revolving credit facility	97,100	102,300	142,100
Repayments on revolving credit facility	(99,000)	(118,400)	(124,100)
Scheduled principal payments on term loans	(11,727)	(12,000)	(3,000)
Principal pre-payments on term loans	(6,023)	—	—
Principal payments on capital leases	(80)	(102)	(146)
Proceeds from lease financing obligations	—	835	—
Settlement of lease financing obligations	—	(1,945)	(5,500)
Financing costs associated with issuance of lease financing obligations	—	(4)	—
Repurchase of senior subordinated notes	—	—	(10,350)

Net cash used for financing activities	(19,730)	(29,316)	(996)

Net increase (decrease) in cash and cash equivalents	(1,258)	1,003	(3,997)
Cash and cash equivalents, beginning of year	4,402	3,399	7,396

Cash and cash equivalents, end of year	$3,144	$4,402	$3,399

Supplemental disclosures:
Interest paid on long-term debt	$16,908	$18,433	$22,475
Interest paid on lease financing obligations	$914	$1,163	$4,603
Accruals for capital expenditures	$613	$453	$860
Income taxes paid, net	$5,124	$10,877	$2,985
Capital lease obligations incurred	$123	$—	$158
Non-cash reduction of assets under lease financing obligations due to lease amendments	$—	$2,362	$23,339
Non-cash reduction of lease financing obligations due to lease amendments	$—	$3,713	$32,565

The accompanying notes are an integral part of these consolidated financial statements.

CARROLS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2010, 2009 and 2008

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

Fiscal Year. The Company uses a 52-53 week fiscal year ending on the Sunday closest to December 31. All references herein to fiscal years ended December 30, 2008, January 3, 2010 and January 2, 2011 will be referred to as fiscal years ended December 31, 2008, 2009 and 2010, respectively. The fiscal year ended December 31, 2009 contained 53 weeks and the fiscal years ended December 31, 2010 and 2008 each contained 52 weeks.

Business Description. At January 2, 2011, the Company operated, as franchisee, 305 quick-service restaurants under the trade name “Burger King” in 12 Northeastern, Midwestern and Southeastern states. At January 2, 2011, the Company also owned and operated 91 Pollo Tropical restaurants, of which 86 were in Florida, five were in New Jersey and franchised a total of 29 Pollo Tropical restaurants, 21 in Puerto Rico, two in Ecuador, one in Honduras, one in the Bahamas, one in Trinidad and three on college campuses in Florida. At January 2, 2011, the Company also owned and operated 155 Taco Cabana restaurants located primarily in Texas and franchised two Taco Cabana restaurants in New Mexico, one in Texas and one in Georgia.

Use of Estimates. The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements. Estimates also affect the reported amounts of revenues and expenses during the reporting periods. Significant items subject to such estimates and assumptions include: accrued occupancy costs, insurance liabilities, income taxes, evaluation for impairment of goodwill and long-lived assets, impairment of Burger King franchise rights and lease accounting matters. Actual results could differ from those estimates.

Cash and Cash Equivalents. The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents.

Inventories. Inventories, primarily consisting of food and paper, are stated at the lower of cost (first-in, first-out) or market. Inventories are primarily comprised of food and paper.

CARROLS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2010, 2009 and 2008

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

Owned buildings	5 to 30 years
Equipment	3 to 7 years
Computer hardware and software	3 to 7 years
Assets subject to capital leases	Shorter of useful life or lease term

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

Burger King Franchise Rights. For its previous Burger King restaurant acquisitions, the Company generally allocated to franchise rights, an intangible asset, the excess of purchase price and related costs over the value assigned to the net tangible and intangible assets acquired. Amounts allocated to franchise rights for each acquisition are amortized using the straight-line method over the average remaining term of the acquired franchise agreements plus one twenty year renewal period.

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

Long-Lived Assets. The Company assesses the recoverability of property and equipment, franchise rights and intangible assets by determining whether the carrying value of these assets can be recovered over their respective remaining lives through undiscounted future operating cash flows. Impairment is reviewed whenever events or changes in circumstances indicate that the carrying amounts of these assets may not be fully recoverable.

Deferred Financing Costs. Financing costs incurred in obtaining long-term debt and lease financing obligations (included in other assets) are capitalized and amortized over the life of the related obligation as interest expense using the effective interest method.

Leases. All leases are reviewed for capital or operating classification at their inception. The majority of the Company’s leases are operating leases. Many of the lease agreements contain rent holidays, rent escalation clauses and/or contingent rent provisions. Rent expense for leases that contain scheduled rent increases is recognized on a straight-line basis over the lease term, including any option periods included in the determination

CARROLS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2010, 2009 and 2008

(in thousands of dollars, except share and per share amounts)

of the lease term. Contingent rentals are generally based upon a percentage of sales or a percentage of sales in excess of stipulated amounts and are generally not considered minimum rent payments but are recognized as rent expense when incurred.

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

Unearned Purchase Discounts. Unearned purchase discounts are amortized as a reduction of cost of sales either over the life of the supplier contract or the estimated purchase commitment period. In 2000, Burger King Corporation arranged for the Coca-Cola Company and Dr. Pepper/Seven-Up, Inc. to provide funding to franchisees in connection with certain initiatives to upgrade restaurants. The Company received approximately $19.8 million in 2000 and $1.6 million in 2001 under this arrangement with these suppliers. The total amount of these purchase discounts amortized for each of the years ended December 31, 2009 and 2008 was $2.2 million. As of December 31, 2009 these purchase discounts have been fully amortized.

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

Insurance. The Company is insured for workers’ compensation, general liability and medical insurance claims under policies where it pays all claims, subject to stop-loss limitations both for individual claims and claims in the aggregate. Losses are accrued based upon the Company’s estimates of the aggregate liability for claims based on Company experience and certain actuarial methods used to measure such estimates. The Company does not discount any of its self-insurance obligations.

CARROLS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2010, 2009 and 2008

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

•

Senior Subordinated Notes. The fair values of outstanding senior subordinated notes are based on quoted market prices. The fair values at December 31, 2010 and 2009 were approximately $165.4 million and $167.5 million, respectively.

•

Revolving and Term Loan Facilities. Rates and terms under the Company’s senior credit facility are favorable to debt with similar terms and maturities that could be obtained, if at all, at December 31, 2010. Given the lack of comparative information regarding such debt, including the lack of trading in the Company’s term A debt, it is not practicable to estimate the fair value of our existing borrowings under the Company’s senior credit facility at December 31, 2010 and 2009.

See Note 4 for discussion of the fair value measurement of non-financial assets.

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

Carrols Restaurant Group has adopted an incentive stock plan under which incentive stock options, non-qualified stock options and restricted shares may be granted to employees and non-employee directors. On an annual basis, Carrols Restaurant Group has granted incentive stock options, non-qualified stock options and restricted shares under these plans. The stock options granted generally vest at 20% per year and expire seven years from the date of grant. Restricted shares granted to employees generally vest 100% after three years and restricted shares granted to non-employee directors generally vest at varying rates over two to five years. The fair value of shares granted is determined based on Carrols Restaurant Group’s closing stock price on the date of grant. Stock-based compensation related to these grants totaled $1.7 million, $1.4 million and $1.9 million in 2010, 2009 and 2008, respectively.

CARROLS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2010, 2009 and 2008

(in thousands of dollars, except share and per share amounts)

The weighted average fair-value of the options granted by Carrols Restaurant Group in 2010, 2009 and 2008 was $3.03, $1.19 and $2.64, respectively, which was estimated using the Black-Scholes option pricing model with the following weighted-average assumptions:

	2010	2009	2008
Risk-free interest rate	2.32%	1.36%	3.06%
Annual dividend yield	0%	0%	0%
Expected life	4.8 years	4.8 years	4.8 years
Expected volatility	53%	49%	33%

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

Gift cards. The Company sells gift cards to its customers in its restaurants and through selected third parties. The Company recognizes revenue from gift cards upon redemption by the customer. The gift cards sold to its Pollo Tropical and Taco Cabana customers have no stated expiration dates and are subject to escheatment rights in certain states. Proceeds from the sale of gift cards at the Company’s Burger King restaurants are remitted to Burger King Corporation. Revenues from gift card breakage or from inactive gift cards related to Pollo Tropical and Taco Cabana are not material to the Company’s consolidated financial statements.

Subsequent Events. The Company reviewed and evaluated for subsequent events through the issuance date of the Company’s financial statements. See Note 17 to the consolidated financial statements.

Recent Accounting Pronouncements

There are currently no recent accounting pronouncements which had or are expected to have a material impact on the Company’s consolidated financial statements as of the date of this report.

2. Property and Equipment

Property and equipment at December 31 consisted of the following:

	December 31,
	2010	2009
Land	$24,054	$21,588
Owned buildings	25,971	26,086
Leasehold improvements	196,606	191,275
Equipment	226,956	220,339
Assets subject to capital leases	6,865	6,848

	480,452	466,136
Less accumulated depreciation and amortization	(293,602)	(273,412)

	$186,850	$192,724

CARROLS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2010, 2009 and 2008

(in thousands of dollars, except share and per share amounts)

Assets subject to capital leases primarily pertain to buildings leased for certain restaurant locations and certain corporate equipment and had accumulated amortization at December 31, 2010 and 2009 of $5,906 and $5,887, respectively. At December 31, 2010 and 2009, land of $4,175 and $4,176, respectively, and owned buildings of $4,867 and $4,888, respectively, were subject to lease financing obligations accounted for under the lease financing method (See Note 8). Accumulated depreciation pertaining to owned buildings subject to lease financing obligations at December 31, 2010 and 2009 was $1,883 and $1,690, respectively.

Depreciation expense for all property and equipment for the years ended December 31, 2010, 2009 and 2008 was $28,518, $28,563 and $28,427, respectively.

3. Goodwill and Franchise Rights

Goodwill. The Company is required to review goodwill for impairment annually or more frequently when events and circumstances indicate that the carrying amount may be impaired. If the determined fair value of goodwill is less than the related carrying amount, an impairment loss is recognized. The Company performs its annual impairment assessment as of December 31 and has determined its reporting units to be at the operating segment level: its Burger King restaurants, operating as a franchisee; Pollo Tropical and Taco Cabana each at the brand level.

In performing its goodwill impairment test, the Company compared the net book values of its reporting units to their estimated fair values, the latter determined by employing a combination of a discounted cash flow analysis and a market-based approach. The results of the discounted cash flow analyses were corroborated with other value indicators where available, such as comparable company earnings multiples.

There have been no changes in goodwill or goodwill impairment losses for the years ended December 31, 2010, 2009 and 2008. Goodwill is summarized below:

	Pollo Tropical	Taco Cabana	Burger King	Total
Balance, December 31, 2010 and 2009	$56,307	$67,177	$1,450	$124,934

Burger King Franchise Rights. Amounts allocated to franchise rights for each Burger King acquisition are amortized using the straight-line method over the average remaining term of the acquired franchise agreements plus one twenty year renewal period. Following is a summary of the Company’s Burger King franchise rights as of the respective balance sheet dates:

	December 31, 2010		December 31, 2009
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Franchise rights	$138,169	$67,737	$138,308	$64,634

Amortization expense related to Burger King franchise rights for the years ended December 31, 2010, 2009 and 2008 was $3,197, $3,196 and $3,197, respectively and expects annual amortization to be $3,197 for each of the years ending 2011 through 2015.

The Company assesses the potential impairment of Burger King franchise rights whenever events or changes in circumstances indicate that the carrying value may not be recoverable. If an indicator of impairment

CARROLS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2010, 2009 and 2008

(in thousands of dollars, except share and per share amounts)

exists, an estimate of the aggregate undiscounted cash flows from the acquired restaurants is compared to the respective carrying value of franchise rights for each Burger King acquisition. If an asset is determined to be impaired, the loss is measured by the excess of the carrying amount of the asset over its fair value. An impairment charge of $45 was recorded for franchise rights related to a closed restaurant location for the year ended December 31, 2010. No impairment charges were recorded related to the Company’s Burger King franchise rights for the years ended December 31, 2009 and 2008.

4. Impairment of Long-Lived Assets

The Company reviews its long-lived assets, principally property and equipment, for impairment at the restaurant level. If an indicator of impairment exists for any of its assets, an estimate of undiscounted future cash flows over the life of the primary asset for each restaurant is compared to that long-lived asset’s carrying value. If the carrying value is greater than the undiscounted cash flow, the Company then determines the fair value of the asset and if an asset is determined to be impaired, the loss is measured by the excess of the carrying amount of the asset over its fair value plus any lease liabilities to be incurred for non-operating restaurants, net of any estimated sublease recoveries.

The Company determined the fair value of the impaired long-lived assets at the restaurant level based on current economic conditions and historical experience. These fair value asset measurements rely on significant unobservable inputs and are considered Level 3 in the fair value hierarchy. The non-financial assets measured at fair value associated with impairment charges recorded in 2010 totaled $1.3 million at December 31, 2010. They consist of restaurant equipment, which will be used in other Company restaurants with its value was determined based upon the Company’s experience of amount utilized from prior restaurant closures, and an owned restaurant property valued based on recent property sales in that restaurant’s trade area.

Impairment and other lease charges recorded on long-lived assets for the Company’s segments were as follows:

	Year Ended December 31,
	2010	2009	2008
Burger King	$709	$487	$150
Pollo Tropical	4,671	2,152	3,181
Taco Cabana	1,943	132	2,190

	$7,323	$2,771	$5,521

During 2010, the Company recorded impairment and other lease charges of $7.3 million which included $3.2 million for three underperforming Pollo Tropical restaurants, $0.7 million to reduce the fair market value of a previously impaired Pollo Tropical restaurant and $0.7 million in other lease charges for non-operating Pollo Tropical properties which principally consisted of future minimum lease payments and related ancillary costs from the date of the restaurant closures to the end of the remaining lease term, net of any estimated cost recoveries from subletting the properties. In addition, the Company recorded charges of $1.1 million for an underperforming Taco Cabana restaurant, $0.3 million to reduce the fair market value of a previously impaired Taco Cabana restaurant and $0.5 million in charges for non-operating Taco Cabana restaurant properties which principally consisted of a reduction in estimated cost recoveries from subletting the properties through the end of the remaining lease term. The Company also recorded impairment charges of $0.7 million associated with certain underperforming Burger King restaurants.

CARROLS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2010, 2009 and 2008

(in thousands of dollars, except share and per share amounts)

The Company closed one Pollo Tropical restaurant in 2009 whose fixed assets were impaired in 2008, and recorded a charge of $0.3 million in 2009 which principally consisted of future minimum lease payments and related ancillary costs from the date of the restaurant closure to the end of the remaining lease term, net of any estimated cost recoveries from subletting the property. During 2009, the Company also recorded fixed asset impairment charges of $1.9 million associated with an underperforming Pollo Tropical restaurant and $0.4 million associated with two underperforming Burger King restaurants.

During 2008, the Company closed two Taco Cabana restaurants and recorded a charge of $2.2 million, including a fixed asset impairment charge of $1.7 million and other lease charges of $0.5 million which principally consisted of future minimum lease payments and related ancillary costs from the date of the restaurant closure to the end of the remaining lease term, net of any estimated cost recoveries from subletting the properties. In 2008, the Company also recorded a fixed asset impairment charge of $3.1 million associated with three underperforming Pollo Tropical restaurants, one of which was subsequently closed in 2009 as noted above.

5. Other Liabilities, Long-Term

Other liabilities, long-term, at December 31, consisted of the following:

	December 31,
	2010	2009
Accrued occupancy costs	$13,250	$11,572
Accrued workers’ compensation costs	3,423	4,018
Deferred compensation	2,937	3,210
Other	3,450	3,471

	$23,060	$22,271

Accrued occupancy costs include obligations pertaining to closed restaurant locations, contingent rent and accruals to expense operating lease rental payments on a straight-line basis over the lease term.

The following table presents the activity in the exit cost reserve included in accrued occupancy costs:

	Year ended December 31,
	2009	2010
Balance, beginning of year	$1,050	$862
Changes in estimates of accrued costs	276	1,279
Payments, net	(475)	(632)
Other adjustments	11	156

Balance, end of year	$862	$1,665

6. Leases

The Company utilizes land and buildings in its operations under various lease agreements. The Company does not consider any one of these individual leases material to the Company’s operations. Initial lease terms are generally for twenty years and, in many cases, provide for renewal options and in most cases rent escalations. Certain leases require contingent rent, determined as a percentage of sales as defined by the terms of the applicable lease agreement. For most locations, the Company is obligated for occupancy related costs including payment of property taxes, insurance and utilities.

CARROLS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2010, 2009 and 2008

(in thousands of dollars, except share and per share amounts)

In the years ended December 31, 2010, 2009 and 2008, the Company sold eight, six and twelve restaurant properties in sale-leaseback transactions for net proceeds of $12,442, $8,662 and $14,642, respectively. These leases have been classified as operating leases and generally contain a twenty-year initial term plus renewal options.

Deferred gains on sale-leaseback transactions of $729, $2,819 and $14,311 were recognized during the years ended December 31, 2010, 2009 and 2008, respectively, and are being amortized over the term of the related leases. The amortization of deferred gains on sale-leaseback transactions was $3,347, $3,178, and $2,212 for the years ended December 31, 2010, 2009 and 2008, respectively.

Minimum rent commitments under capital and non-cancelable operating leases at December 31, 2010 were as follows:

Years Ending December 31,	Capital	Operating
2011	$157	$49,351
2012	149	47,511
2013	151	45,582
2014	145	43,397
2015	207	41,380
Thereafter	1,441	311,363

Total minimum lease payments	2,250	$538,584

Less amount representing interest	(1,048)

Total obligations under capital leases	1,202
Less current portion	(58)

Long-term obligations under capital leases	$1,144

Total rent expense on operating leases, including percentage rent on both operating and capital leases, was as follows:

	Year ended December 31,
	2010	2009	2008
Minimum rent on real property	$46,586	$46,727	$43,191
Additional rent based on percentage of sales	1,992	2,982	3,495

Restaurant rent expense	48,578	49,709	46,686
Administrative and equipment rent	929	1,295	1,637

	$49,507	$51,004	$48,323

CARROLS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2010, 2009 and 2008

(in thousands of dollars, except share and per share amounts)

7. Long-Term Debt

Long-term debt at December 31 consisted of the following:

	December 31,
	2010	2009
Collateralized:
Senior Credit Facility-Revolving credit facility	$—	$1,900
Senior Credit Facility-Term loan A facility	87,250	105,000
Unsecured:
9% Senior Subordinated Notes	165,000	165,000
Capital leases (Note 6)	1,202	1,193

	253,452	273,093
Less: current portion	(15,538)	(12,985)

	$237,914	$260,108

Senior Credit Facility. The Company’s senior credit facility totals $185 million, consisting of $120 million principal amount of term loan A borrowings maturing on March 9, 2013 (or earlier on September 30, 2012 if the Senior Subordinated Notes due 2013 are not refinanced by June 30, 2012) and a $65.0 million revolving credit facility (including a sub-limit of up to $25.0 million for letters of credit and up to $5.0 million for swingline loans) maturing on March 8, 2012.

The term loan and revolving credit borrowings under the senior credit facility bear interest at a per annum rate, at the Company’s option, of either:

1)	the applicable margin ranging from 0% to 0.25% based on the Company’s senior leverage ratio (as defined in the senior credit facility) plus the greater of (i) the prime rate or (ii) the federal funds rate for that day plus 0.5%; or

2)	Adjusted LIBOR plus the applicable margin percentage in effect ranging from 1.0% to 1.5% based on the Company’s senior leverage ratio. At January 2, 2011, the LIBOR margin was 1.0%.

During the year ended December 31, 2010, the Company made a required prepayment of approximately $1.0 million based on 25% of the Company’s Excess Cash Flow for the year ended December 31, 2009, as defined. The Company also made a prepayment of $5.0 million on outstanding term loan A borrowings in the fourth quarter of 2010. At January 2, 2011, outstanding term loan A borrowings were $87.3 million with the remaining balance due and payable as follows:

1)	one quarterly installment of approximately $2.8 million beginning on March 31, 2011;

2)	four quarterly installments of approximately $4.2 million beginning on June 30, 2011; and

3)	four quarterly installments of approximately $16.9 million beginning on June 30, 2012.

Under the senior credit facility, the Company is required to make mandatory prepayments of principal on term loan A facility borrowings (a) annually in an amount up to 50% of Excess Cash Flow depending upon the Company’s Total Leverage Ratio (as such terms are defined in the senior credit facility), (b) in the event of certain dispositions of assets (all subject to certain exceptions) and insurance proceeds, in an amount equal to 100% of the net proceeds received by the Company therefrom, and (c) in an amount equal to 100% of the net proceeds from any subsequent issuance of debt. For the year ended December 31, 2010, there was not a required prepayment based on the Excess Cash Flow for 2010, as defined.

CARROLS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2010, 2009 and 2008

(in thousands of dollars, except share and per share amounts)

For the year ended December 31, 2009, the Company was required to make a prepayment of approximately $1.0 million in 2010, or 25% of the Excess Cash Flow for 2009, as defined.

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

In general, the Company’s obligations under the senior credit facility are guaranteed by Carrols Restaurant Group and all of the Company’s material subsidiaries and are collateralized by a pledge of the Company’s common stock and the stock of each of its material subsidiaries. The senior credit facility contains certain covenants, including, without limitation, those limiting the Company’s ability to incur indebtedness, incur liens, sell or acquire assets or businesses, change the nature of its business, engage in transactions with related parties, make certain investments or pay dividends. In addition, the Company is required to meet certain financial ratios, including fixed charge coverage, senior leverage, and total leverage ratios (all as defined under the senior credit facility). The Company was in compliance with the covenants under its senior credit facility as of January 2, 2011.

After reserving $13.7 million for letters of credit guaranteed by the facility, $51.3 million was available for borrowings under the revolving credit facility at January 2, 2011.

Senior Subordinated Notes. On December 15, 2004, the Company issued $180.0 million of 9% Senior Subordinated Notes due 2013 (the “Notes”) that bear interest at a rate of 9% payable semi-annually on January 15 and July 15 and mature on January 15, 2013. The Notes are redeemable at the option of the Company in whole or in part at 100% of the principal amount after January 15, 2011.

During 2008, the Company repurchased and retired $15.0 million principal amount of the Notes in open market transactions for $10.4 million resulting in a gain on extinguishment of debt of $4.4 million, net of the write-off of deferred financing costs.

Restrictive covenants under the Notes include limitations with respect to the Company’s ability to incur additional debt, incur liens, sell or acquire assets or businesses, pay dividends and make certain investments. The Company was in compliance as of January 2, 2011 with the restrictive covenants in the Indenture governing the Notes.

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

CARROLS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2010, 2009 and 2008

(in thousands of dollars, except share and per share amounts)

At January 2, 2011, principal payments required on all long-term debt are as follows:

2011	$15,538
2012	54,936
2013	181,945
2014	56
2015	48
Thereafter	929

$253,452

The weighted average interest rate on all debt, excluding lease financing obligations, for the years ended December 31, 2010, 2009 and 2008 was 6.1%, 5.9% and 6.9%, respectively. Interest expense on the Company’s long-term debt, excluding lease financing obligations, was $17,811, $18,540 and $23,177 for the years ended December 31, 2010, 2009 and 2008, respectively.

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

During 2008 the Company exercised its right of first refusal under the leases for certain restaurant properties previously accounted for as lease financing obligations and purchased these properties from the lessor. As a result, the Company reduced its lease financing obligations by $5.5 million. In 2008, the Company also amended or modified certain lease provisions and terminated certain purchase options, for certain restaurant leases previously accounted for as lease financing obligations. The changes permitted 24 leases to qualify as operating leases and the related sale-leaseback transactions to be recorded as sales, which removed all of the respective assets under lease financing obligations and related liabilities from its consolidated balance sheet. The gains from these sales were generally deferred and are being amortized as an adjustment to rent expense over the remaining term of the underlying leases.

As a result of these transactions in 2008, the Company reduced its lease financing obligations by $38.1 million, reduced its assets under lease financing obligations by $23.3 million and recorded deferred gains of

CARROLS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2010, 2009 and 2008

(in thousands of dollars, except share and per share amounts)

$8.8 million. Of these amounts, reductions of $32.6 million of lease financing obligations and $23.3 million of assets under lease financing obligations were reflected as non-cash transactions in the 2008 consolidated statement of cash flows.

At December 31, 2010, payments required on lease financing obligations were as follows:

2011	$977
2012	978
2013	979
2014	983
2015	986
Thereafter, through 2023	15,724

Total minimum lease payments	20,627
Less: Interest implicit in obligations	(10,566)

Total lease financing obligations	$10,061

The interest rates on lease financing obligations ranged from 8.5% to 10.5% at December 31, 2010. Interest expense on lease financing obligations totaled $994, $1,098 and $4,856 for the years ended December 31, 2010, 2009 and 2008, respectively.

9. Other Income

In 2010, the Company recorded a gain of $0.4 million related to a property insurance recovery from a fire at a Burger King restaurant.

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

Years Ended December 31, 2010, 2009 and 2008

(in thousands of dollars, except share and per share amounts)

10. Income Taxes

The provision for income taxes was comprised of the following for the years ended December 31:

	Year ended December 31,
	2010	2009	2008
Current:
Federal	$4,076	$5,861	$2,845
Foreign	256	310	294
State	1,140	1,423	1,011

	5,472	7,594	4,150

Deferred (prepaid):
Federal	399	4,205	2,368
State	(86)	817	1,218

	313	5,022	3,586

Valuation allowance	(14)	(12)	(190)

	$5,771	$12,604	$7,546

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amount used for income tax purposes. The components of deferred income tax assets and liabilities at December 31, 2010 and 2009 were as follows:

	December 31,
	2010	2009
Current deferred income tax assets:
Inventory and other reserves	$29	$23
Accrued vacation benefits	2,587	2,559
Other accruals	1,993	2,252

Current deferred income tax assets	4,609	4,834

Long term deferred income tax assets (liabilities):
Deferred income on sale-leaseback of certain real estate	15,153	16,135
Lease financing obligations	1,016	905
Postretirement benefit expenses	1,695	1,810
Accumulated other comprehensive income—postretirement benefits	(979)	(1,077)
Property and equipment depreciation	1,205	1,267
State net operating loss carryforwards	728	570
Amortization of other intangibles, net	(30)	(18)
Amortization of franchise rights	(24,421)	(24,196)
Occupancy costs	5,200	4,451
Tax credit carryforwards	549	563
Other	2,382	2,088

Long-term net deferred income tax assets	2,498	2,498
Less: Valuation allowance	(549)	(563)

Total long-term deferred income tax assets	1,949	1,935

Carrying value of net deferred income tax assets	$6,558	$6,769

CARROLS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2010, 2009 and 2008

(in thousands of dollars, except share and per share amounts)

The Company’s state net operating loss carryforwards expire in varying amounts through 2030.

The Company establishes a valuation allowance to reduce the carrying amount of deferred tax assets when it is more likely than not that it will not realize some portion or all of the tax benefit of its deferred tax assets. The Company evaluates whether its deferred tax assets are probable of realization on a quarterly basis. In performing this analysis, the Company considers all available evidence including historical operating results, the estimated timing of future reversals of existing taxable temporary differences and estimated future taxable income exclusive of reversing temporary differences and carryforwards. At December 31, 2010 and 2009, the Company had a valuation allowance of $549 and $563, respectively, against net deferred tax assets due primarily to foreign income tax credit carryforwards where realization of the related deferred tax asset amounts was not likely. The estimation of future taxable income for federal and state purposes and the Company’s ability to realize deferred tax assets pertaining to state net operating loss carryforwards and foreign tax credit carryforwards can significantly change based on future events and operating results. Thus, recorded valuation allowances may be subject to future changes that could be material.

The Company’s effective tax rate was 32.6%, 36.6%, and 37.2% for the years ended December 31, 2010, 2009, and 2008, respectively. A reconciliation of the statutory federal income tax provision to the effective tax provision for the years ended December 31, 2010, 2009 and 2008 was as follows:

	2010	2009	2008
Statutory federal income tax provision	$6,193	$12,056	$7,108
State income taxes, net of federal benefit	685	1,456	1,449
Stock-based compensation expense	356	294	290
Change in valuation allowance	(14)	(12)	(190)
Non-deductible expenses	82	60	66
Foreign taxes	256	310	294
Employment tax credits	(1,570)	(1,024)	(1,063)
Foreign tax credits	(256)	(310)	(294)
Miscellaneous	39	(226)	(114)

	$5,771	$12,604	$7,546

The Company’s policy is to recognize interest and/or penalties related to uncertain tax positions in income tax expense. At December 31, 2010 and 2009 the Company had no unrecognized tax benefits and no accrued interest related to uncertain tax positions. The tax years 2007-2010 remain open to examination by the major taxing jurisdictions to which the Company is subject. Although it is not reasonably possible to estimate the amount by which unrecognized tax benefits may increase within the next twelve months due to uncertainties regarding the timing of examinations, the Company does not expect unrecognized tax benefits to significantly change in the next twelve months.

11. Stockholder’s Equity

The Company. The Company, which is 100% owned by Carrols Restaurant Group, has 1,000 shares of common stock authorized of which 10 shares are issued and outstanding. Dividends on the Company’s common stock are restricted to amounts permitted by the senior secured credit facility and indenture governing the 9% senior subordinated notes.

CARROLS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2010, 2009 and 2008

(in thousands of dollars, except share and per share amounts)

2006 Stock Incentive Plan. In 2006, Carrols Restaurant Group adopted a stock plan entitled the 2006 Stock Incentive Plan (the “2006 Plan”) and reserved and authorized a total of 3,300,000 shares of common stock for grant thereunder. In 2010, the Company granted an aggregate of 552,000 stock option shares and issued an aggregate of 14,478 restricted shares to non-employee directors and 11,000 restricted shares to certain employees. In 2009, Carrols Restaurant Group granted an aggregate of 529,000 stock option shares, issued an aggregate of 12,100 restricted shares to certain employees and granted 15,000 non-qualified stock option shares to non-employee directors under the 2006 Plan. In 2008, Carrols Restaurant Group granted an aggregate of 588,820 stock options and issued an aggregate of 14,100 restricted shares to certain employees and 10,500 non-qualified stock options to non-employee directors under the 2006 Plan. As of December 31, 2010, 584,707 shares were available for future grant or issuance.

The non-qualified stock options and incentive stock options (“ISO’s”) granted under the 2006 Plan are exercisable for up to one-fifth of the total number of options granted on or after the first anniversary of the grant date, and as of the first day of each month thereafter are exercisable for an additional one-sixtieth of the total number of options granted until fully exercisable. The options expire seven years from the date of the grant. The non-qualified stock options issued to outside directors vest over five years at the rate of one-fifth on each anniversary of the award, provided that the participant has continuously remained a director of Carrols Restaurant Group. The restricted stock awards issued to certain employees vest 100% on the third anniversary date of the award. The restricted stock awards issued to outside directors in 2010 vest over two years at the rate of one-half on each anniversary of the award, provided that the participant has continuously remained a director of Carrols Restaurant Group. Forfeiture rates are based on a stratification of employees by expected exercise behavior and range from 0% to 15%.

Stock-based compensation expense for the years ended December 31, 2010, 2009 and 2008 totaled $1.7 million, $1.4 million and $1.9 million, respectively. A portion of Carrols Restaurant Group’s granted options qualify as ISO’s for income tax purposes and as such, a tax benefit is not recorded at the time the compensation cost related to the options is recorded for financial reporting purposes because an ISO does not ordinarily result in a tax benefit unless there is a disqualifying disposition. Stock option grants of non-qualified options result in the creation of a deferred tax asset, until the time that the option is exercised.

The total non-vested stock-based compensation expense relating to the options and restricted shares is approximately $2.6 million at December 31, 2010 and approximately $1.3 million will be recorded as compensation expense in 2011 related to these grants. At December 31, 2010, the remaining weighted average vesting period for stock options was 2.98 years and for restricted shares was 1.52 years. Shares issued upon exercise of options have been previously registered with the SEC.

CARROLS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2010, 2009 and 2008

(in thousands of dollars, except share and per share amounts)

A summary of all option activity in 2010 under Carrols Restaurant Group’s 2006 Plan was as follows:

	2006 Plan
	Number of Options	Weighted Average Exercise Price	Average Remaining Contractual Life	Aggregate Intrinsic Value (in thousands)(1)
Options outstanding at January 1, 2010	2,130,758	$9.86	4.8	$2,340
Granted	552,000	6.41
Exercised	(15,422)	2.76
Forfeited	(79,319)	9.66

Options outstanding at December 31, 2010	2,588,017	$9.17	4.2	$2,948

Vested or expected to vest at December 31, 2010	2,559,160	$9.19	4.2	$2,901

Options exercisable at December 31, 2010	1,301,640	$11.27	3.5	$890

(1)	The aggregate intrinsic value was calculated using the difference between the market price of Carrols Restaurant Group’s common stock at January 2, 2011 of $7.42 and the grant price for only those awards that have a grant price less than the market price of Carrols Restaurant Group’s common stock at January 2, 2011.

The restricted stock activity in 2010 related to Carrols Restaurant Group’s 2006 plan was as follows:

	Shares	Weighted Average Grant Date Price
Nonvested at January 1, 2010	31,061	$8.04
Granted	25,478	5.28
Vested	(5,273)	13.51
Forfeited	(5,565)	5.65

Nonvested at December 31, 2010	45,701	$6.16

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

The accounting policies of each segment are the same as those described in the summary of significant accounting policies. The following table includes Adjusted Segment EBITDA which is the measure of segment profit or loss as reported to the chief operating decision maker for purposes of allocating resources to the segments and assessing their performance. Adjusted Segment EBITDA is defined as earnings attributable to the applicable segment before interest, income taxes, depreciation and amortization, impairment and other lease charges, stock-based compensation expense, other income and gains and losses on extinguishment of debt.

CARROLS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2010, 2009 and 2008

(in thousands of dollars, except share and per share amounts)

The “Other” column includes corporate related items not allocated to reportable segments, including stock-based compensation expense. Other identifiable assets consist primarily of cash, certain other assets, corporate property and equipment, including restaurant information systems expenditures, goodwill and deferred income taxes.

	Pollo Tropical	Taco Cabana	Burger King	Other	Consolidated
Year ended December 31, 2010
Revenues	$187,293	$251,778	$357,073	$—	$796,144
Cost of sales	60,045	75,191	105,399	—	240,635
Restaurant wages and related expenses	45,880	76,611	112,534	50	235,075
General and administrative expense (1)	12,019	10,748	26,647	1,601	51,015
Depreciation and amortization	7,955	8,813	13,876	1,815	32,459
Segment EBITDA	30,306	27,425	19,756
Identifiable assets	51,125	63,061	142,922	169,194	426,302
Capital expenditures, including acquisitions	9,891	13,354	12,415	1,387	37,047

Year ended December 31, 2009
Revenues	$177,840	$254,280	$384,020	$—	$816,140
Cost of sales	58,287	73,783	105,376	—	237,446
Restaurant wages and related expenses	43,964	76,053	119,321	215	239,553
General and administrative expense (1)	10,286	11,436	28,927	1,196	51,845
Depreciation and amortization	8,049	9,374	13,486	1,611	32,520
Segment EBITDA	26,234	31,006	32,825
Identifiable assets	52,802	67,342	146,679	173,154	439,977
Capital expenditures, including acquisitions	2,287	11,116	19,361	4,180	36,944

Year ended December 31, 2008
Revenues	$175,124	$249,654	$391,549	$—	$816,327
Cost of sales	57,852	76,389	110,575	—	244,816
Restaurant wages and related expenses	43,523	72,454	120,005	233	236,215
General and administrative expense (1)	11,288	11,602	28,061	1,706	52,657
Depreciation and amortization	8,005	8,600	14,356	1,475	32,436
Segment EBITDA	23,228	28,934	31,123
Identifiable assets	64,550	67,093	143,152	175,403	450,198
Capital expenditures, including acquisitions	19,070	20,876	15,940	6,522	62,408

(1)	For the Pollo Tropical and Taco Cabana segments, such amounts include general and administrative expenses related directly to each segment. For the Burger King segment such amounts include general and administrative expenses related directly to the Burger King segment as well as expenses associated with administrative support to all three of the Company’s segments including executive management, information systems and certain accounting, legal and other administrative functions.

CARROLS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2010, 2009 and 2008

(in thousands of dollars, except share and per share amounts)

A reconciliation of Adjusted segment EBITDA to consolidated net income follows:

	Year ended December 31,
	2010	2009	2008
Adjusted segment EBITDA:
Pollo Tropical	$30,306	$26,234	$23,228
Taco Cabana	27,425	31,006	28,934
Burger King	19,756	32,825	31,123
Less:
Depreciation and amortization	32,459	32,520	32,436
Impairment and other lease charges	7,323	2,771	5,521
Interest expense	18,805	19,638	28,033
Provision for income taxes	5,771	12,604	7,546
Stock-based compensation expense	1,651	1,411	1,939
Gain on extinguishment of debt	—	—	(4,368)
Other income	(444)	(720)	(580)

Net income	$11,922	$21,841	$12,758

13. Commitments and Contingencies

On November 16, 1998, the Equal Employment Opportunity Commission (“EEOC”) filed suit in the United States District Court for the Northern District of New York (the “Court”), under Title VII of the Civil Rights Act of 1964, as amended, against the Company. The complaint alleged that the Company engaged in a pattern or practice of unlawful discrimination, harassment and retaliation against former and current female employees. The EEOC ultimately attempted to present evidence of 511 individuals that it believed constituted the “class” of claimants for which it was seeking monetary and injunctive relief from the Company. On April 20, 2005, the Court issued a decision and order granting the Company’s Motion for Summary Judgment that the Company filed in January 2004, dismissing the EEOC’s pattern or practice claim. The Company then moved for summary judgment against the claims of the 511 individual claimants. On March 2, 2011, the Court issued a decision and order granting summary judgment against the claims of all but 131 of the 511 individual claimants and dismissed 380 of the individual claimants from the case. Both the EEOC and the Company have since filed motions for reconsideration in part of the Court’s March 2, 2011, decision and order, as a result of which the number of surviving claimants may increase to as many as 184 or decrease to as few as four. It is not possible to predict the outcome of these motions at this time.

Subject to possible appeal by the EEOC, the EEOC’s pattern or practice claim is dismissed; however, the Court has yet to determine how the claims of the individual claimants ultimately determined to survive will proceed. Although the Company believes that the EEOC’s continued class litigation argument is without merit, it is not possible to predict the outcome of that matter on an appeal, if one is taken. The Company does not believe that any of the remaining individual claims would have a material adverse impact on its consolidated financial statements.

The Company is a party to various other litigation matters incidental to the conduct of the Company’s business. The Company does not believe that the outcome of any of these other matters will have a material adverse effect on its consolidated financial statements.

CARROLS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2010, 2009 and 2008

(in thousands of dollars, except share and per share amounts)

14. Retirement Plans

The Company offers its salaried employees the option to participate in the Carrols Corporation Retirement Savings Plan (the “Retirement Plan”). The Retirement Plan includes a savings option pursuant to section 401(k) of the Internal Revenue Code in addition to a post-tax savings option. The Company may elect to contribute to the Retirement Plan on an annual basis. The Company contribution is equal to 50% of the employee’s contribution to a maximum Company contribution of $520 annually for any plan year that the Company participates in an employee match. Under the Retirement Plan, the Company’s contributions begin to vest after one year and fully vest after five years of service. A year of service is defined as a plan year during which an employee completes at least 1,000 hours of service. Participating employees may contribute up to 50% of their salary annually to either of the savings options, subject to other limitations. The employees have various investment options available under a trust established by the Retirement Plan. Contributions to the Retirement Plan were $421, $419 and $417 for the years ended December 31, 2010, 2009 and 2008, respectively.

The Company also has an Amended and Restated Deferred Compensation Plan which permits employees not eligible to participate in the Retirement Plan because they have been excluded as “highly compensated” employees (as so defined in the Retirement Plan) to voluntarily defer portions of their base salary and annual bonus. All amounts deferred by the participants earn interest at 8% per annum. There is no Company matching on any portion of the funds. At December 31, 2010 and 2009, a total of $2,937 and $3,210, respectively, was deferred under this plan, including accrued interest.

15. Postretirement Benefits

The Company sponsors a postretirement medical and life insurance plan covering substantially all Burger King administrative and restaurant management personnel who retire or terminate after qualifying for such benefits.

CARROLS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2010, 2009 and 2008

(in thousands of dollars, except share and per share amounts)

The following was the plan status and accumulated postretirement benefit obligation (APBO) at December 31, 2010 and 2009:

	2010	2009
Change in benefit obligation:
Benefit obligation at beginning of year	$1,914	$1,697
Service cost	23	28
Interest cost	103	114
Plan participants' contributions	49	49
Amendments/curtailments	—	(5)
Actuarial loss (gain)	(39)	233
Benefits paid	(219)	(209)
Medicare part D prescription drug subsidy	14	7

Benefit obligation at end of year	$1,845	$1,914

Change in plan assets:
Fair value of plan assets at beginning of year	$—	$—
Employer contributions	156	153
Plan participants' contributions	49	49
Benefits paid	(219)	(209)
Medicare part D prescription drug subsidy	14	7

Fair value of plan assets at end of year	—	—

Funded status	$(1,845)	$(1,914)

Weighted average assumptions:
Discount rate used to determine benefit obligations	5.54%	6.00%

Discount rate used to determine net periodic benefit cost	6.00%	6.70%

The discount rate is determined based on high-quality fixed income investments that match the duration of expected retiree medical and life insurance benefits. The Company has typically used the corporate AA/Aa bond rate for this assumption.

Components of net period postretirement benefit income recognized in the consolidated statements of operations were:

	Year ended December 31,
	2010	2009	2008
Service cost	$23	$28	$28
Interest cost	103	114	107
Amortization of net gains and losses	95	94	87
Amortization of prior service credit	(360)	(359)	(359)

Net periodic postretirement benefit income	$(139)	$(123)	$(137)

CARROLS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2010, 2009 and 2008

(in thousands of dollars, except share and per share amounts)

Amounts recognized in accumulated other comprehensive income that have not yet been recognized as components of net periodic benefit income, consisted of:

	2010	2009
Prior service cost	$4,112	$4,473
Net gain	(1,598)	(1,733)
Deferred income taxes	(979)	(1,077)

Accumulated other comprehensive income	$1,535	$1,663

The estimated net gain and prior service credit for the postretirement benefit plan that will be amortized from accumulated other comprehensive income into net periodic benefit income over the next fiscal year are $94 and $360, respectively.

The following table reflects the changes in accumulated other comprehensive income for the years ended December 31, 2010 and 2009:

	2010	2009
Net loss (gain)	$(39)	$233
Prior service credit	—	(5)
Amortization of net loss	(95)	(94)
Amortization of prior service credit	360	359
Deferred income taxes	(98)	(192)

Total recognized in accumulated other comprehensive income	$128	$301

Assumed health care cost trend rates at December 31 were as follows:

	2010	2009	2008
Medical benefits cost trend rate assumed for the following year	9.00%	9.00%	8.50%
Prescription drug benefit cost trend rate assumed for the following year	8.00%	9.00%	10.00%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	5.00%	5.00%	5.00%
Year that the rate reaches the ultimate trend rate	2017	2016	2016

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in the health care cost trend rates would have the following effects:

	1% Increase	1% Decrease
Effect on total of service and interest cost components	$10	$(9)
Effect on postretirement benefit obligation	156	(143)

During 2011, the Company expects to contribute approximately $113 to its postretirement benefit plan. The benefits, net of Medicare Part D subsidy receipts, expected to be paid in each year from 2011 through 2015 are $113, $109, $133, $140 and $145 respectively, and for the years 2016-2020 the aggregate amount is $953.

CARROLS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2010, 2009 and 2008

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

Cabana Beverages, Inc.

Cabana Bevco LLC

Carrols LLC

Carrols Realty Holdings Corp.

Carrols Realty I Corp.

Carrols Realty II Corp.

Carrols J.G. Corp.

Quanta Advertising Corp.

Pollo Franchise, Inc.

Pollo Operations, Inc.

Taco Cabana, Inc.

TP Acquisition Corp.

TC Bevco LLC

T.C. Management, Inc.

TC Lease Holdings III, V and VI, Inc.

Get Real, Inc.

Texas Taco Cabana, L.P.

TPAQ Holding Corporation

The following supplemental financial information sets forth on a consolidating basis, consolidating balance sheets, statements of operations and statements of cash flows for the Parent Company only, Guarantor Subsidiaries and for the Company as of December 31, 2010 and 2009 and for the years ended December 31, 2010, 2009 and 2008.

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

For purposes of the guarantor financial statements, the Company and its subsidiaries determine the applicable tax provision for each entity generally using the separate return method. Under this method, current taxes are allocated to each reporting entity as if it were to file a separate tax return. The rules followed by the reporting entity in computing its tax obligation or refund would be the same as those followed in filing a separate income tax return. However, for purposes of evaluating an entity’s ability to realize its tax attributes, the Company assesses whether it is more likely than not that those assets will be realized at the consolidated level.

CARROLS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2010, 2009 and 2008

(in thousands of dollars, except share and per share amounts)

Any differences in the total of the income tax provision for the Parent Company only and the Guarantor Subsidiaries, as calculated on the separate return method and the consolidated income tax provision are eliminated in consolidation.

The Company provides administrative support to its subsidiaries related to executive management, information systems and certain accounting, legal and other administrative functions. For purposes of the guarantor financial statements, the Company allocates such corporate costs on a specific identification basis, where applicable, or based on revenues or the number of restaurants for each subsidiary. Management believes that these allocations are reasonable based on the nature of costs incurred.

CARROLS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONSOLIDATING BALANCE SHEET

December 31, 2010

(in thousands of dollars)

	Parent Company Only	Guarantor Subsidiaries	Eliminations	Consolidated Total
ASSETS
Current assets:
Cash and cash equivalents	$42	$3,102	$—	$3,144
Trade and other receivables	91	5,122	—	5,213
Refundable income taxes	869	—	—	869
Inventories	—	5,203	—	5,203
Prepaid rent	5	4,013	—	4,018
Prepaid expenses and other current assets	1,452	3,897	—	5,349
Deferred income taxes	(108)	4,717	—	4,609

Total current assets	2,351	26,054	—	28,405
Property and equipment, net	10,613	259,774	(83,537)	186,850
Franchise rights, net	—	70,432	—	70,432
Goodwill	—	124,934	—	124,934
Intangible assets, net	—	419	—	419
Franchise agreements, net	—	5,629	—	5,629
Intercompany receivable (payable)	109,966	(139,948)	29,982	—
Investment in subsidiaries	180,985	—	(180,985)	—
Deferred income taxes	2,814	3,356	(4,221)	1,949
Other assets	3,619	6,065	(2,000)	7,684

Total assets	$310,348	$356,715	$(240,761)	$426,302

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Current portion of long-term debt	$15,480	$58	$—	$15,538
Accounts payable	2,072	11,872	—	13,944
Accrued interest	6,853	—	—	6,853
Accrued payroll, related taxes and benefits	85	19,419	—	19,504
Accrued real estate taxes	—	4,778	—	4,778
Other liabilities	220	7,214	—	7,434

Total current liabilities	24,710	43,341	—	68,051
Long-term debt, net of current portion	236,770	1,144	—	237,914
Lease financing obligations	—	126,430	(116,369)	10,061
Deferred income—sale-leaseback of real estate	—	24,157	16,315	40,472
Accrued postretirement benefits	1,845	—	—	1,845
Other liabilities	2,124	19,072	1,864	23,060

Total liabilities	265,449	214,144	(98,190)	381,403
Commitments and contingencies
Stockholder’s equity	44,899	142,571	(142,571)	44,899

Total liabilities and stockholder’s equity	$310,348	$356,715	$(240,761)	$426,302

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

CARROLS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONSOLIDATED STATEMENT OF OPERATIONS

FOR THE YEAR ENDED DECEMBER 31, 2010

(in thousands of dollars)

	Parent Company Only	Guarantor Subsidiaries	Eliminations	Consolidated Total
Revenues:
Restaurant sales	$—	$794,611	$—	$794,611
Franchise royalty revenues and fees	—	1,533	—	1,533

Total revenues	—	796,144	—	796,144

Costs and expenses:
Cost of sales	—	240,635	—	240,635
Restaurant wages and related expenses (including stock based compensation of $50)	—	235,075	—	235,075
Restaurant rent expense	—	39,530	9,048	48,578
Other restaurant operating expenses	—	114,643	—	114,643
Advertising expense	—	30,362	—	30,362
General and administrative (including stock-based compensation expense of $1,601)	9,079	41,936	—	51,015
Depreciation and amortization	—	34,511	(2,052)	32,459
Impairment and other lease charges	—	7,323	—	7,323
Other income	—	(444)	—	(444)

Total operating expenses	9,079	743,571	6,996	759,646

Income (loss) from operations	(9,079)	52,573	(6,996)	36,498
Interest expense	17,658	11,569	(10,422)	18,805
Intercompany interest allocations	(7,990)	7,990	—	—

Income (loss) before income taxes	(18,747)	33,014	3,426	17,693
Provision (benefit) for income taxes	(13,475)	18,002	1,244	5,771
Equity income from subsidiaries	17,194	—	(17,194)	—

Net income	$11,922	$15,012	$(15,012)	$11,922

CARROLS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONSOLIDATED STATEMENT OF OPERATIONS

FOR THE YEAR ENDED DECEMBER 31, 2009

(in thousands of dollars)

	Parent Company Only	Guarantor Subsidiaries	Eliminations	Consolidated Total
Revenues:
Restaurant sales	$—	$814,534	$—	$814,534
Franchise royalty revenues and fees	—	1,606	—	1,606

Total revenues	—	816,140	—	816,140

Costs and expenses:
Cost of sales	—	237,446	—	237,446
Restaurant wages and related expenses (including stock based compensation of $215)	—	239,553	—	239,553
Restaurant rent expense	—	40,749	8,960	49,709
Other restaurant operating expenses	—	117,761	—	117,761
Advertising expense	—	31,172	—	31,172
General and administrative (including stock-based compensation expense of $1,196)	9,255	42,590	—	51,845
Depreciation and amortization	—	34,527	(2,007)	32,520
Impairment and other lease charges	—	2,771	—	2,771
Other income	—	(720)	—	(720)

Total operating expenses	9,255	745,849	6,953	762,057

Income (loss) from operations	(9,255)	70,291	(6,953)	54,083
Interest expense	18,380	11,565	(10,307)	19,638
Intercompany interest allocations	(18,218)	18,218	—	—

Income (loss) before income taxes	(9,417)	40,508	3,354	34,445
Provision (benefit) for income taxes	(3,538)	14,777	1,365	12,604
Equity income from subsidiaries	27,720	—	(27,720)	—

Net income	$21,841	$25,731	$(25,731)	$21,841

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

CARROLS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONSOLIDATING STATEMENT OF CASH FLOWS

Year Ended December 31, 2010

(in thousands of dollars)

	Parent Company Only	Guarantor Subsidiaries	Eliminations	Consolidated Total
Cash flows provided from operating activities:
Net income	$11,922	$15,012	$(15,012)	$11,922
Adjustments to reconcile net income to net cash provided from operating activities:
Loss on disposals of property and equipment	—	612	—	612
Stock-based compensation	1,131	520	—	1,651
Impairment and other lease charges	—	7,323	—	7,323
Depreciation and amortization	—	34,511	(2,052)	32,459
Amortization of deferred financing costs	931	259	(242)	948
Amortization of deferred gains from sale-leaseback transactions	—	(1,955)	(1,392)	(3,347)
Accretion of interest on lease financing obligations	—	415	(353)	62
Deferred income taxes	(69)	(954)	1,322	299
Refundable income taxes	316	—	—	316
Changes in other operating assets and liabilities	6,641	(29,803)	17,729	(5,433)

Net cash provided from operating activities	20,872	25,940	—	46,812

Cash flows used for investing activities:
Capital expenditures:
New restaurant development	—	(14,079)	—	(14,079)
Restaurant remodeling	—	(12,226)	—	(12,226)
Other restaurant capital expenditures	—	(9,355)	—	(9,355)
Corporate and restaurant information systems	(1,214)	(173)	—	(1,387)

Total capital expenditures	(1,214)	(35,833)	—	(37,047)
Properties purchased for sale-leaseback	—	(3,735)	—	(3,735)
Proceeds from sale-leaseback transactions	—	8,923	3,519	12,442

Net cash used for investing activities	(1,214)	(30,645)	3,519	(28,340)

Cash flows provided from (used for) financing activities:
Borrowings on revolving credit facility	97,100	—	—	97,100
Repayments on revolving credit facility	(99,000)	—	—	(99,000)
Scheduled principal payments on term loans	(11,727)	—	—	(11,727)
Principal pre-payments on term loans	(6,023)	—	—	(6,023)
Principal payments on capital leases	—	(80)	—	(80)
Proceeds from lease financing obligations	—	3,679	(3,679)	—
Financing costs associated with issuance of lease financing obligations	—	(160)	160	—

Net cash provided from (used for) financing activities	(19,650)	3,439	(3,519)	(19,730)

Net increase (decrease) in cash and cash equivalents	8	(1,266)	—	(1,258)
Cash and cash equivalents, beginning of period	34	4,368	—	4,402

Cash and cash equivalents, end of period	$42	$3,102	$—	$3,144

CARROLS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONSOLIDATING STATEMENT OF CASH FLOWS

Year Ended December 31, 2009

(in thousands of dollars)

	Parent Company Only	Guarantor Subsidiaries	Eliminations	Consolidated Total
Cash flows provided from operating activities:
Net income	$21,841	$25,731	$(25,731)	$21,841
Adjustments to reconcile net income to net cash provided from operating activities:
Loss on disposals of property and equipment	—	121	—	121
Stock-based compensation	338	1,073	—	1,411
Impairment and other lease charges	—	2,771	—	2,771
Depreciation and amortization	—	34,527	(2,007)	32,520
Amortization of deferred financing costs	970	292	(271)	991
Amortization of unearned purchase discounts	—	(2,149)	—	(2,149)
Amortization of deferred gains from sale-leaseback transactions	—	(1,787)	(1,391)	(3,178)
Gain on settlement of lease financing obligations, net	—	(133)	—	(133)
Accretion of interest on lease financing obligations	—	388	(341)	47
Deferred income taxes	—	3,777	1,233	5,010
Accrued income taxes	(2,099)	—	—	(2,099)
Changes in other operating assets and liabilities	8,179	(33,152)	28,508	3,535

Net cash provided from operating activities	29,229	31,459	—	60,688

Cash flows used for investing activities:
Capital expenditures:
New restaurant development	—	(9,696)	—	(9,696)
Restaurant remodeling	—	(12,404)	—	(12,404)
Other restaurant capital expenditures	—	(10,664)	—	(10,664)
Corporate and restaurant information systems	(1,456)	(2,724)	—	(4,180)

Total capital expenditures	(1,456)	(35,488)	—	(36,944)
Properties purchased for sale-leaseback	—	(2,906)	—	(2,906)
Proceeds from sale-leaseback transactions	—	3,208	5,454	8,662
Proceeds from sales of other properties	—	819	—	819

Net cash used for investing activities	(1,456)	(34,367)	5,454	(30,369)

Cash flows provided from (used for) financing activities:
Borrowings on revolving credit facility	102,300	—	—	102,300
Repayments on revolving credit facility	(118,400)	—	—	(118,400)
Scheduled principal payments on term loans	(12,000)	—	—	(12,000)
Principal pre-payments on term loans	—	—	—	—
Principal payments on capital leases	—	(102)	—	(102)
Proceeds from lease financing obligations	—	6,535	(5,700)	835
Settlement of lease financing obligations	—	(1,945)	—	(1,945)
Financing costs associated with issuance of lease financing obligations	—	(250)	246	(4)

Net cash provided from (used for) financing activities	(28,100)	4,238	(5,454)	(29,316)

Net increase (decrease) in cash and cash equivalents	(327)	1,330	—	1,003
Cash and cash equivalents, beginning of period	361	3,038	—	3,399

Cash and cash equivalents, end of period	$34	$4,368	$—	$4,402

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

Years Ended December 31, 2010, 2009 and 2008

(in thousands of dollars, except share and per share amounts)

17. Subsequent Events

On January 15, 2011, the Company granted in the aggregate 355,700 restricted shares of its common stock to certain employees. The stock compensation expense in 2011 for these grants is expected to be approximately $1.6 million.

On February 24, 2011, Carrols Restaurant Group announced its intention to pursue the splitting of its business into two separate, publicly-traded companies through the tax-free spin-off of its combined Pollo Tropical and Taco Cabana businesses to its stockholders. The company to be spun-off will own and operate the Pollo Tropical and Taco Cabana businesses. Carrols Restaurant Group will continue to own and operate its franchised Burger King restaurants.

18. Selected Quarterly Financial Data (Unaudited)

	2010
	First Quarter	Second Quarter		Third Quarter		Fourth Quarter(1)
Revenue	$195,144	$204,476		$201,625		$194,899
Income from operations	8,491	8,381	(1)	12,074	(2)	7,552	(1)
Net income	2,316	2,436		4,595		2,575

	2009
	First Quarter	Second Quarter		Third Quarter		Fourth Quarter(3)
Revenue	$201,343	$203,934		$201,166		$209,697
Income from operations	13,193	16,122	(2)	13,527	(2)	11,241	(1)(2)
Net income	5,028	7,066		5,599		4,148

(1)	The Company recorded impairment and other lease charges of $3.6 million in the second quarter of 2010, $3.2 million in the fourth quarter of 2010 and $2.4 million in the fourth quarter of 2009. (See Note 4).
(2)	The Company recorded a gain of $0.4 million in the third quarter of 2010 related to an insurance recovery for damages from a fire at a Burger King restaurant. The Company recorded a gain of $0.6 million related to an insurance recovery for damages to Taco Cabana restaurants during Hurricane Ike in the second quarter of 2009, a gain of $0.2 million related to the sale of a non-operating property in the third quarter of 2009 and a loss of $0.1 million related to a sale-leaseback transaction in the fourth quarter of 2009. (See Note 9)
(3)	The fourth quarter of 2009 contained fourteen weeks.

CARROLS CORPORATION AND SUBSIDIARIES

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

Years Ended December 31, 2010, 2009 and 2008

(in thousands of dollars)

Column A	Column B	Col. C		Col. D	Col. E
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to other accounts	Deductions	Balance at End of Period
Year ended December 31, 2010:
Deferred income tax valuation allowance	$563	$(14)	$—	$—	$549
Year ended December 31, 2009:
Deferred income tax valuation allowance	$575	$(12)	$—	$—	$563
Year ended December 31, 2008:
Deferred income tax valuation allowance	$765	$(190)	$—	$—	$575

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the 18th day of March 2011.

CARROLS RESTAURANT GROUP, INC.

By:	/S/ ALAN VITULI
Alan Vituli, Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ ALAN VITULI Alan Vituli	Director, Chairman of the Board and Chief Executive Officer	March 18, 2011

/S/ DANIEL T. ACCORDINO Daniel T. Accordino	President, Chief Operating Officer and Director	March 18, 2011

/S/ PAUL R. FLANDERS Paul R. Flanders	Vice President—Chief Financial Officer and Treasurer	March 18, 2011

/S/ TIMOTHY J. LALONDE Timothy J. LaLonde	Vice President—Controller	March 18, 2011

/S/ JACK A. SMITH Jack A. Smith	Director	March 18, 2011

/S/ BRIAN P. FRIEDMAN Brian P. Friedman	Director	March 18, 2011

/S/ CLAYTON E. WILHITE Clayton E. Wilhite	Director	March 18, 2011

/S/ JOEL M. HANDEL Joel M. Handel	Director	March 18, 2011

/S/ NICHOLAS DARAVIRAS Nicholas Daraviras	Director	March 18, 2011

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the 18th day of March 2011.

CARROLS CORPORATION

By:	/S/ ALAN VITULI
Alan Vituli, Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ ALAN VITULI Alan Vituli	Director, Chairman of the Board and Chief Executive Officer	March 18, 2011

/S/ DANIEL T. ACCORDINO Daniel T. Accordino	President, Chief Operating Officer and Director	March 18, 2011

/S/ PAUL R. FLANDERS Paul R. Flanders	Vice President—Chief Financial Officer and Treasurer	March 18, 2011

/S/ TIMOTHY J. LALONDE Timothy J. LaLonde	Vice President—Controller	March 18, 2011

/S/ JACK A. SMITH Jack A. Smith	Director	March 18, 2011

/S/ BRIAN P. FRIEDMAN Brian P. Friedman	Director	March 18, 2011

/S/ CLAYTON E. WILHITE Clayton E. Wilhite	Director	March 18, 2011

/S/ JOEL M. HANDEL Joel M. Handel	Director	March 18, 2011

/S/ NICHOLAS DARAVIRAS Nicholas Daraviras	Director	March 18, 2011