Form 10-Q
period 2011-04-03
CARROLS CORP; CARROLS RESTAURANT GROUP, INC.
filed 2011-05-12
CIK 17927, 809248

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 3, 2011

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

Carrols Restaurant Group, Inc.

Indicate by check mark whether either of the registrants are shell companies (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of May, 6, Carrols Restaurant Group, Inc. had 22,061,187 shares of its common stock, $.01 par value, outstanding. As of May 6, 2011, all outstanding equity securities of Carrols Corporation, which consisted of 10 shares of its common stock, were owned by Carrols Restaurant Group, Inc.

CARROLS RESTAURANT GROUP, INC. AND CARROLS CORPORATION

FORM 10-Q

QUARTER ENDED APRIL 3, 2011

PART I—FINANCIAL INFORMATION

ITEM 1—INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

CARROLS RESTAURANT GROUP, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(In thousands of dollars, except share and per share amounts)

(Unaudited)

	March 31, 2011	December 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	$4,392	$3,144
Trade and other receivables	6,126	5,213
Inventories	5,088	5,203
Prepaid rent	4,014	4,018
Prepaid expenses and other current assets	6,013	5,349
Refundable income taxes	—	869
Deferred income taxes	4,609	4,609

Total current assets	30,242	28,405
Property and equipment, net	185,672	186,850
Franchise rights, net (Note 4)	69,633	70,432
Goodwill (Note 4)	124,934	124,934
Intangible assets, net	389	419
Franchise agreements, at cost less accumulated amortization of $6,232 and $6,102, respectively	5,575	5,629
Deferred income taxes	1,949	1,949
Other assets	8,032	7,684

Total assets	$426,426	$426,302

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt (Note 5)	$16,937	$15,538
Accounts payable	14,823	13,944
Accrued interest	3,139	6,853
Accrued payroll, related taxes and benefits	16,738	19,504
Accrued income taxes payable	1,527	—
Accrued real estate taxes	3,158	4,778
Other liabilities	9,473	7,434

Total current liabilities	65,795	68,051
Long-term debt, net of current portion (Note 5)	239,981	237,914
Lease financing obligations (Note 9)	10,061	10,061
Deferred income—sale-leaseback of real estate	39,817	40,472
Accrued postretirement benefits (Note 8)	1,790	1,845
Other liabilities (Note 7)	21,066	23,052

Total liabilities	378,510	381,395
Commitments and contingencies (Note 11)

Stockholders’ equity:
Preferred stock, par value $.01; authorized 20,000,000 shares, issued and outstanding—none	—	—
Voting common stock, par value $.01; authorized 100,000,000 shares, issued and outstanding 22,053,675 shares and 21,678,203 shares, respectively	216	216
Additional paid-in capital	4,237	3,474
Retained earnings	42,069	39,823
Accumulated other comprehensive income (Note 13)	1,535	1,535
Treasury stock, at cost	(141)	(141)

Total stockholders’ equity	47,916	44,907

Total liabilities and stockholders’ equity	$426,426	$426,302

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CARROLS RESTAURANT GROUP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2011 AND 2010

(In thousands of dollars, except share and per share amounts)

(Unaudited)

	2011	2010
Revenues:
Restaurant sales	$196,873	$194,667
Franchise royalty revenues and fees	365	477

Total revenues	197,238	195,144

Costs and expenses:
Cost of sales	60,315	59,198
Restaurant wages and related expenses (including stock-based compensation expense of $10 and $14, respectively)	58,568	59,134
Restaurant rent expense	12,054	12,356
Other restaurant operating expenses	27,924	28,232
Advertising expense	7,503	6,846
General and administrative (including stock-based compensation expense of $665 and $379, respectively)	13,856	12,497
Depreciation and amortization	8,108	8,122
Impairment and other lease charges (Note 3)	1,080	270
Other income (Note 14)	(106)	—

Total operating expenses	189,302	186,655

Income from operations	7,936	8,489
Interest expense	4,613	4,743

Income before income taxes	3,323	3,746
Provision for income taxes (Note 6)	1,077	1,432

Net income	$2,246	$2,314

Basic and diluted net income per share (Note 12)	$0.10	$0.11

Basic weighted average common shares outstanding (Note 12)	21,642,718	21,613,689
Diluted weighted average common shares outstanding (Note 12)	22,067,753	21,837,600

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CARROLS RESTAURANT GROUP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

THREE MONTHS ENDED MARCH 31, 2011 AND 2010

(In thousands of dollars)

(Unaudited)

	2011	2010
Cash flows provided from (used for) operating activities:
Net income	$2,246	$2,314
Adjustments to reconcile net income to net cash provided from (used for) operating activities:
Loss on disposals of property and equipment	114	64
Stock-based compensation expense	675	393
Impairment and other lease charges	1,080	270
Depreciation and amortization	8,108	8,122
Amortization of deferred financing costs	233	239
Amortization of deferred gains from sale-leaseback transactions	(839)	(830)
Accretion of interest on lease financing obligations	—	14
Deferred income taxes	—	(20)
Accrued income taxes	2,396	2,814
Changes in other operating assets and liabilities	(9,413)	(13,504)

Net cash provided from (used for) operating activities	4,600	(124)

Cash flows used for investing activities:
Capital expenditures:
New restaurant development	(3,407)	(1,192)
Restaurant remodeling	(2,999)	(1,993)
Other restaurant capital expenditures	(1,485)	(2,203)
Corporate and restaurant information systems	(545)	(392)

Total capital expenditures	(8,436)	(5,780)
Properties purchased for sale-leaseback	—	(1,141)
Proceeds from sale-leaseback transactions	1,861	2,319

Net cash used for investing activities	(6,575)	(4,602)

Cash flows provided from financing activities:
Borrowings on revolving credit facility	25,800	41,700
Repayments on revolving credit facility	(19,500)	(33,400)
Principal pre-payments on term loans	—	(1,023)
Scheduled principal payments on term loans	(2,814)	(2,971)
Principal payments on capital leases	(20)	(22)
Deferred financing fees	(330)	—
Proceeds from stock option exercises	87	11

Net cash provided from financing activities	3,223	4,295

Net increase (decrease) in cash and cash equivalents	1,248	(431)
Cash and cash equivalents, beginning of period	3,144	4,402

Cash and cash equivalents, end of period	$4,392	$3,971

Supplemental disclosures:
Interest paid on long-term debt	$7,848	$7,966
Interest paid on lease financing obligations	$245	$231
Accruals for capital expenditures	$980	$170
Income taxes refunded, net of payments	$(1,319)	$(1,392)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CARROLS RESTAURANT GROUP, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands of dollars except share and per share amounts)

1. Basis of Presentation

Business Description. At April 3, 2011 the Company operated, as franchisee, 304 quick-service restaurants under the trade name “Burger King” in 12 Northeastern, Midwestern and Southeastern states. At April 3, 2011, the Company also owned and operated 90 Pollo Tropical restaurants, of which 85 were located in Florida and five were located in New Jersey, and franchised a total of 29 Pollo Tropical restaurants, 21 in Puerto Rico, two in Ecuador, one in Honduras, one in the Bahamas, one in Trinidad and three on college campuses in Florida. At April 3, 2011, the Company owned and operated 156 Taco Cabana restaurants located primarily in Texas and franchised two Taco Cabana restaurants in New Mexico, two in Texas and one in Georgia.

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

Fiscal Year. The Company uses a 52-53 week fiscal year ending on the Sunday closest to December 31. All references herein to the fiscal years ended January 2, 2011 and January 3, 2010 will be referred to as the fiscal years ended December 31, 2010 and 2009, respectively. Similarly, all references herein to the three months ended April 3, 2011 and April 4, 2010 will be referred to as the three months ended March 31, 2011 and March 31, 2010, respectively. The fiscal year ended December 31, 2010 contained 52 weeks and the fiscal year ended December 31, 2009 contained 53 weeks. The three months ended March 31, 2011 and 2010 each contained thirteen weeks.

Basis of Presentation. The accompanying unaudited consolidated financial statements for the three months ended March 31, 2011 and 2010 have been prepared without an audit, pursuant to the rules and regulations of the Securities and Exchange Commission and do not include certain of the information and the footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all normal and recurring adjustments considered necessary for a fair presentation of such financial statements have been included. The results of operations for the three months ended March 31, 2011 and 2010 are not necessarily indicative of the results to be expected for the full year.

These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2010 contained in the Company’s 2010 Annual Report on Form 10-K. The December 31, 2010 balance sheet data is derived from those audited financial statements.

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

•

Senior Subordinated Notes. The fair values of outstanding senior subordinated notes are based on quoted market prices. The fair values at both March 31, 2011 and December 31, 2010 were approximately $165.4 million.

•

Revolving and Term Loan Facilities. Rates and terms under Carrols’ senior credit facility are favorable to debt with similar terms and maturities that could be obtained, if at all, at March 31, 2011. Given the lack of comparative information regarding such debt, including the lack of trading in Carrols’ Term A debt, it is not practicable to estimate the fair value of our existing borrowings under Carrols’ senior credit facility at March 31, 2011.

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

2. Stock-Based Compensation

On January 15, 2011, the Company granted in the aggregate 360,200 non-vested restricted shares of its common stock to certain employees. In general, these shares vest and become non-forfeitable 25% per year and will be expensed over their 4 year vesting period. Included in the non-vested restricted share grant were 200,000 shares granted to our Chief Executive Officer, of which 100,000 shares will be expensed over a one year period ending January 15, 2012 and 100,000 shares will be expensed through December of 2013.

Stock-based compensation expense for the three months ended March 31, 2011 and 2010 was $0.7 million and $0.4 million, respectively. As of March 31, 2011, the total non-vested stock-based compensation expense relating to the options and non-vested shares was approximately $4.6 million and the Company expects to record an additional $2.1 million as compensation expense in 2011. At March 31, 2011, the remaining weighted average vesting period for stock options and non-vested shares was 2.7 years and 3.6 years, respectively.

Stock Options

A summary of all option activity for the three months ended March 31, 2011 was as follows:

	2006 Plan
	Number of Options	Weighted Average Exercise Price	Average Remaining Contractual Life	Aggregate Intrinsic Value (1)
Options outstanding at January 1, 2011	2,588,017	$9.17	4.2	$2,948
Granted	—
Exercised	(16,436)	5.12
Forfeited	(13,262)	6.99

Options outstanding at March 31, 2011	2,558,319	$9.21	4.0	$5,430

Vested or expected to vest at March 31, 2011	2,534,957	$9.23	4.0	$5,356

Options exercisable at March 31, 2011	1,504,545	$10.86	3.5	$2,062

(1)	The aggregate intrinsic value was calculated using the difference between the market price of the Company’s common stock at April 3, 2011 and the grant price for only those awards that had a grant price that was less than the market price of the Company’s common stock at April 3, 2011.

A summary of all non-vested stock activity for the three months ended March 31, 2011 was as follows:

	Shares	Weighted Average Grant Date Price
Nonvested at January 1, 2011	45,701	$6.16
Granted	360,200	7.65
Vested	(4,700)	8.08
Forfeited	(1,400)	6.90

Nonvested at March 31, 2011	399,801	$7.49

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

CARROLS RESTAURANT GROUP, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands of dollars except share and per share amounts)

The Company determined the fair value of the impaired long-lived assets at the restaurant level based on current economic conditions and historical experience. These fair value asset measurements rely on significant unobservable inputs and are considered Level 3 in the fair value hierarchy. The non-financial assets measured at fair value associated with impairment charges recorded during the three months ended March 31, 2011 totaled $40. They consist of restaurant equipment, which will be used in other Company restaurants with its value determined based upon the Company’s experience of amounts utilized from prior restaurant closures.

Impairment and other lease charges recorded on long-lived assets for the Company’s segments were as follows:

	Three Months Ended March 31,
	2011	2010
Burger King	$816	$22
Pollo Tropical	272	52
Taco Cabana	(8)	196

	$1,080	$270

During the three months ended March 31, 2011, the Company recorded impairment and other lease charges of $1.1 million which primarily included $0.8 million for five underperforming Burger King restaurants and $0.2 million in other lease charges for a Pollo Tropical restaurant that was closed in the first quarter of 2011 and whose assets were previously impaired in 2010. During the three months ended March 31, 2010, the Company recorded a lease charge of $0.2 million related to a non-operating Taco Cabana property due to a reduction of estimated cost recoveries from subletting the property through the end of the remaining lease term.

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

There have been no changes in goodwill or goodwill impairment losses for the years ended December 31, 2010 and 2009. Goodwill balances are summarized below:

	Pollo Tropical	Taco Cabana	Burger King	Total
Balance, March 31, 2011	$56,307	$67,177	$1,450	$124,934

Burger King Franchise Rights. Amounts allocated to franchise rights for each Burger King acquisition are amortized using the straight-line method over the average remaining term of the acquired franchise agreements plus one twenty-year renewal period.

The Company assesses the potential impairment of Burger King franchise rights whenever events or changes in circumstances indicate that the carrying value may not be recoverable. If an indicator of impairment exists, an estimate of the aggregate undiscounted cash flows from the acquired restaurants is compared to the respective carrying value of franchise rights for each Burger King acquisition. If an asset is determined to be impaired, the loss is measured by the excess of the carrying amount of the asset over its fair value. No impairment charges were recorded related to the Company’s Burger King franchise rights for the three months ended March 31, 2011 and 2010.

CARROLS RESTAURANT GROUP, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands of dollars except share and per share amounts)

Amortization expense related to Burger King franchise rights was $799 and $800 for the three months ended March 31, 2011 and 2010, respectively. The Company estimates the amortization expense for the year ending December 31, 2011 and for each of the five succeeding years to be $3,194.

5. Long-term Debt

Long-term debt at March 31, 2011 and December 31, 2010 consisted of the following:

	March 31, 2011	December 31, 2010
Collateralized:
Senior Credit Facility-Revolving credit facility	$6,300	$—
Senior Credit Facility-Term loan A facility	84,436	87,250

Unsecured:
9% Senior Subordinated Notes	165,000	165,000
Capital leases	1,182	1,202

	256,918	253,452
Less: current portion	(16,937)	(15,538)

	$239,981	$237,914

Senior Credit Facility. Carrols’ senior credit facility totals $185 million, originally consisting of $120 million principal amount of term loan A borrowings maturing on March 9, 2013 (or earlier on September 30, 2012 if the 9% Senior Subordinated Notes due 2013 are not refinanced by June 30, 2012) and a $65.0 million revolving credit facility (including a sub limit of up to $25.0 million for letters of credit and up to $5.0 million for swingline loans), maturing on March 8, 2012.

The term loan and revolving credit borrowings under the senior credit facility bear interest at a per annum rate, at Carrols’ option, of either:

1) the applicable margin percentage ranging from 0% to 0.25% based on Carrols’ senior leverage ratio (as defined in the senior credit facility) plus the greater of (i) the prime rate or (ii) the federal funds rate for that day plus 0.5%; or

2) Adjusted LIBOR plus the applicable margin percentage in effect ranging from 1.0% to 1.5% based on Carrols’ senior leverage ratio. At March 31, 2011 the LIBOR margin percentage was 1.0%.

At April 3, 2011, outstanding borrowings under Term loan A were $84.4 million with the remaining balance due and payable as follows:

1) four quarterly installments of approximately $4.2 million beginning on June 30, 2011; and

2) four quarterly installments of approximately $16.9 million beginning on June 30, 2012.

Under the senior credit facility, Carrols is required to make mandatory prepayments of principal on term loan A facility borrowings (a) annually in an amount up to 50% of Excess Cash Flow depending upon Carrols’ Total Leverage Ratio (as such terms are defined in the senior credit facility), (b) in the event of certain dispositions of assets (all subject to certain exceptions) and insurance proceeds, in an amount equal to 100% of the net proceeds received by Carrols therefrom, and (c) in an amount equal to 100% of the net proceeds from any subsequent issuance of debt. For the year ended December 31, 2010, there was not a required prepayment based on the Excess Cash Flow for 2010, as defined. For the year ended December 31, 2009, Carrols was required to make a principal prepayment of approximately $1.0 million in the first quarter of 2010.

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

CARROLS RESTAURANT GROUP, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands of dollars except share and per share amounts)

In general, Carrols’ obligations under the senior credit facility are guaranteed by the Company and all of Carrols’ material subsidiaries and are collateralized by a pledge of Carrols’ common stock and the stock of each of Carrols’ material subsidiaries. The senior credit facility contains certain covenants, including, without limitation, those limiting Carrols’ ability to incur indebtedness, incur liens, sell or acquire assets or businesses, change the nature of its business, engage in transactions with related parties, make certain investments or pay dividends. In addition, Carrols is required to meet certain financial ratios, including fixed charge coverage, senior leverage, and total leverage ratios (all as defined under the senior credit facility). Carrols was in compliance with the covenants under its senior credit facility as of April 3, 2011.

After reserving $13.5 million for letters of credit guaranteed by the facility, $45.2 million was available for borrowings under the revolving credit facility at April 3, 2011.

Senior Subordinated Notes. On December 15, 2004, Carrols issued $180 million of 9% Senior Subordinated Notes due 2013 (the “Notes”) that bear interest at a rate of 9% payable semi-annually on January 15 and July 15 and mature on January 15, 2013. The Notes are redeemable at the option of Carrols in whole or in part at 100% of the principal amount. At both April 3, 2011 and January 2, 2011, $165.0 million principal amount of the Notes were outstanding.

Restrictive covenants under the Notes include limitations with respect to the Carrols’ ability to issue additional debt, incur liens, sell or acquire assets or businesses, pay dividends and make certain investments. Carrols was in compliance as of April 3, 2011 with the restrictive covenants in the Indenture governing the Notes.

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

6. Income Taxes

The provision for income taxes for the three months ended March 31, 2011 and 2010 was comprised of the following:

	Three Months Ended March 31,
	2011	2010
Current	$1,077	$1,452
Deferred	—	(20)

	$1,077	$1,432

The provision for income taxes for the three months ended March 31, 2011 was derived using an estimated effective annual income tax rate for 2011 of 32.4%, which excludes any discrete tax adjustments. There were no discrete tax adjustments in the three months ended March 31, 2011.

The provision for income taxes for the three months ended March 31, 2010 was derived using an estimated effective annual income tax rate for 2010 of 37.0%, which excludes any discrete tax adjustments. Discrete tax adjustments increased the provision for income taxes by $46 in the three months ended March 31, 2010.

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. As of March 31, 2011 and December 31, 2010, the Company had no unrecognized tax benefits and no accrued interest related to uncertain tax positions.

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

CARROLS RESTAURANT GROUP, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands of dollars except share and per share amounts)

7. Other Liabilities, Long-Term

Other liabilities, long-term, at March 31, 2011 and December 31, 2010 consisted of the following:

	March 31, 2011	December 31, 2010
Accrued occupancy costs	$13,304	$13,250
Accrued workers’ compensation costs	3,607	3,423
Deferred compensation	785	2,937
Other	3,370	3,442

	$21,066	$23,052

Accrued occupancy costs include obligations pertaining to closed restaurant locations, contingent rent and accruals to expense operating lease rental payments on a straight-line basis over the lease term.

The following table presents the activity in the exit cost reserve included in accrued occupancy costs at March 31, 2011 and December 31, 2010:

	Three months ended March 31, 2011	Year ended December 31, 2010
Balance, beginning of period	$1,665	$862
Changes in estimates of accrued costs	265	1,279
Payments, net	(257)	(632)
Other adjustments	34	156

Balance, end of period	$1,707	$1,665

8. Postretirement Benefits

The Company provides postretirement medical benefits covering substantially all Burger King administrative and restaurant management salaried employees who retire or terminate after qualifying for such benefits. A December 31 measurement date is used for postretirement benefits.

The following summarizes the components of net periodic postretirement benefit income:

	Three Months Ended March 31,
	2011	2010
Service cost	$7	$8
Interest cost	25	27
Amortization of net gains and losses	24	24
Amortization of prior service credit	(90)	(90)

Net periodic postretirement benefit income	$(34)	$(31)

During the three months ended March 31, 2011, the Company made contributions of $38 to its postretirement plan and expects to make additional contributions during 2011. Contributions made by the Company to its postretirement plan for the year ended December 31, 2010 were $156.

9. Lease Financing Obligations

The Company has previously entered into sale-leaseback transactions involving certain restaurant properties that did not qualify for sale-leaseback accounting and as a result were classified as financing transactions. Under the financing method, the assets remain on the consolidated balance sheet and proceeds received by the Company from these transactions are recorded as a financing liability. Payments under these leases are applied as payments of imputed interest and deemed principal on the underlying financing obligations.

Interest expense associated with lease financing obligations for the three months ended March 31, 2011 and 2010 was $0.2 million and $0.3 million, respectively.

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

The accounting policies of each segment are the same as those described in the summary of significant accounting policies included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010. The following table includes Adjusted Segment EBITDA, which is the measure of segment profit or loss reported to the chief operating decision maker for purposes of allocating resources to the segments and assessing their performance. Adjusted Segment EBITDA is defined as earnings attributable to the applicable segment before interest, income taxes, depreciation and amortization, impairment losses and other lease charges, stock-based compensation expense, other income and gains and losses on extinguishment of debt.

The “Other” column includes corporate related items not allocated to reportable segments, including stock-based compensation expense. Other identifiable assets consist primarily of cash, certain other assets, corporate property and equipment, including restaurant information systems expenditures, goodwill and deferred income taxes.

CARROLS RESTAURANT GROUP, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands of dollars except share and per share amounts)

Three Months Ended	Pollo Tropical	Taco Cabana	Burger King	Other	Consolidated
March 31, 2011:
Total revenues	$52,235	$63,381	$81,622	$—	$197,238
Cost of sales	17,149	19,195	23,971	—	60,315
Restaurant wages and related expenses	12,293	19,336	26,929	10	58,568
Restaurant rent expense	2,313	4,031	5,710	—	12,054
General and administrative expenses (1)	2,783	3,102	7,306	665	13,856
Depreciation and amortization	1,915	2,266	3,446	481	8,108
Adjusted Segment EBITDA	10,059	6,493	1,141
Capital expenditures, including acquisitions	1,192	3,841	2,858	545	8,436

March 31, 2010:
Total revenues	$45,493	$62,032	$87,619	$—	$195,144
Cost of sales	14,693	18,555	25,950	—	59,198
Restaurant wages and related expenses	11,589	19,350	28,181	14	59,134
Restaurant rent expense	2,461	3,899	5,996	—	12,356
General and administrative expenses (1)	2,808	2,770	6,540	379	12,497
Depreciation and amortization	1,930	2,277	3,472	443	8,122
Adjusted Segment EBITDA	6,727	6,761	3,786
Capital expenditures, including acquisitions	801	1,290	3,297	392	5,780

Identifiable Assets:
At March 31, 2011	$50,388	$63,424	$141,086	$171,528	$426,426
At December 31, 2010	51,125	63,061	142,922	169,194	426,302

(1)	For the Pollo Tropical and Taco Cabana segments, such amounts include general and administrative expenses related directly to each segment. For the Burger King segment such amounts include general and administrative expenses related directly to the Burger King segment as well as expenses associated with administrative support to the Company’s Pollo Tropical and Taco Cabana segments for executive management, information systems and certain accounting, legal and other administrative functions. For the three months ended March 31, 2011, these costs were $1.4 million for Pollo Tropical and $1.9 million for Taco Cabana. For the three months ended March 31, 2010, these costs were $1.1 million for Pollo Tropical and $1.4 million for Taco Cabana.

CARROLS RESTAURANT GROUP, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands of dollars except share and per share amounts)

A reconciliation of Adjusted Segment EBITDA to consolidated net income is as follows:

	Three Months Ended March 31,
	2011	2010
Adjusted Segment EBITDA:
Pollo Tropical	$10,059	$6,727
Taco Cabana	6,493	6,761
Burger King	1,141	3,786
Less:
Depreciation and amortization	8,108	8,122
Impairment and other lease charges	1,080	270
Interest expense	4,613	4,743
Provision for income taxes	1,077	1,432
Stock-based compensation expense	675	393
Other income	(106)	—

Net income	$2,246	$2,314

11. Commitments and Contingencies

On November 16, 1998, the Equal Employment Opportunity Commission (“EEOC”) filed suit in the United States District Court for the Northern District of New York (the “Court”), under Title VII of the Civil Rights Act of 1964, as amended, against Carrols. The complaint alleged that Carrols engaged in a pattern or practice of unlawful discrimination, harassment and retaliation against former and current female employees. The EEOC ultimately attempted to present evidence of 511 individuals that it believed constituted the “class” of claimants for which it was seeking monetary and injunctive relief from Carrols. On April 20, 2005, the Court issued a decision and order granting Carrols’ Motion for Summary Judgment that Carrols filed in January 2004, dismissing the EEOC’s pattern or practice claim. Carrols then moved for summary judgment against the claims of the 511 individual claimants. On March 2, 2011, the Court issued a decision and order granting summary judgment against the claims of all but 131 of the 511 individual claimants and dismissed 380 of the individual claimants from the case. Both the EEOC and Carrols have since filed motions for reconsideration in part of the Court’s March 2, 2011 decision and order, as a result of which the number of surviving claimants may increase to as many as 184 or decrease to as few as four. It is not possible to predict the outcome of these motions at this time.

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

CARROLS RESTAURANT GROUP, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands of dollars except share and per share amounts)

The following table is a reconciliation of the net income and share amounts used in the calculation of basic net income per share and diluted net income per share:

	Three months ended March 31,
	2011	2010
Basic net income per share:
Net income	$2,246	$2,314
Weighted average common shares outstanding	21,642,718	21,613,689

Basic net income per share	$0.10	$0.11

Diluted net income per share:
Net income for diluted net income per share	$2,246	$2,314
Shares used in computed basic net income per share	21,642,718	21,613,689
Dilutive effect of non-vested shares and stock options	425,035	223,911

Shares used in computed diluted net income per share	22,067,753	21,837,600

Diluted net income per share	$0.10	$0.11

Shares excluded from diluted net income per share computation (1)	1,925,047	2,057,504

(1)	These shares were not included in the computation of diluted net income per share because they would have been antidilutive for the years presented.

13. Comprehensive Income

The items that currently impact the Company’s other comprehensive income are changes in postretirement benefit obligations, net of tax.

	Three months ended March 31,
	2011	2010
Net income	$2,246	$2,314
Change in postretirement benefit obligation, net of tax	—	10

Comprehensive income	$2,246	$2,324

14. Other Income

In the three months ended March 31, 2011, the Company recorded a gain of $0.1 million related to a property insurance recovery from a fire at a Burger King restaurant.

15. Recent Accounting Developments

There are currently no recent accounting pronouncements which had or are expected to have a material impact on the Company’s consolidated financial statements as of the date of this report.

ITEM 1—INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

CARROLS CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands of dollars except share and per share amounts)

(Unaudited)

	March 31, 2011	December 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	$4,392	$3,144
Trade and other receivables	6,126	5,213
Inventories	5,088	5,203
Prepaid rent	4,014	4,018
Prepaid expenses and other current assets	6,013	5,349
Refundable income taxes	—	869
Deferred income taxes	4,609	4,609

Total current assets	30,242	28,405
Property and equipment, net	185,672	186,850
Franchise rights, net (Note 4)	69,633	70,432
Goodwill (Note 4)	124,934	124,934
Intangible assets, net	389	419
Franchise agreements, at cost less accumulated amortization of $6,232 and $6,102, respectively	5,575	5,629
Deferred income taxes	1,949	1,949
Other assets	8,032	7,684

Total assets	$426,426	$426,302

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Current portion of long-term debt (Note 5)	$16,937	$15,538
Accounts payable	14,823	13,944
Accrued interest	3,139	6,853
Accrued payroll, related taxes and benefits	16,738	19,504
Accrued income taxes	1,527	—
Accrued real estate taxes	3,158	4,778
Other liabilities	9,473	7,434

Total current liabilities	65,795	68,051
Long-term debt, net of current portion (Note 5)	239,981	237,914
Lease financing obligations (Note 9)	10,061	10,061
Deferred income—sale-leaseback of real estate	39,817	40,472
Accrued postretirement benefits (Note 8)	1,790	1,845
Other liabilities (Note 7)	21,159	23,060

Total liabilities	378,603	381,403

Commitments and contingencies (Note 11)

Stockholder’s equity:
Common stock, par value $1; authorized 1,000 shares, issued and outstanding—10 shares	—	—
Additional paid-in capital	(3,407)	(4,083)
Retained earnings	49,695	47,447
Accumulated other comprehensive income (Note 12)	1,535	1,535

Total stockholder’s equity	47,823	44,899

Total liabilities and stockholder’s equity	$426,426	$426,302

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CARROLS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2011 AND 2010

(In thousands of dollars)

(Unaudited)

	2011	2010
Revenues:
Restaurant sales	$196,873	$194,667
Franchise royalty revenues and fees	365	477

Total revenues	197,238	195,144

Costs and expenses:
Cost of sales	60,315	59,198
Restaurant wages and related expenses (including stock-based compensation expense of $10 and $14, respectively)	58,568	59,134
Restaurant rent expense	12,054	12,356
Other restaurant operating expenses	27,924	28,232
Advertising expense	7,503	6,846
General and administrative (including stock-based compensation expense of $665 and $379, respectively)	13,854	12,495
Depreciation and amortization	8,108	8,122
Impairment and other lease charges (Note 3)	1,080	270
Other income (Note 13)	(106)	—

Total operating expenses	189,300	186,653

Income from operations	7,938	8,491
Interest expense	4,613	4,743

Income before income taxes	3,325	3,748
Provision for income taxes (Note 6)	1,077	1,432

Net income	$2,248	$2,316

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CARROLS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

THREE MONTHS ENDED MARCH 31, 2011 AND 2010

(In thousands of dollars)

(Unaudited)

	2011	2010
Cash flows provided (used for) from operating activities:
Net income	$2,248	$2,316
Adjustments to reconcile net income to net cash provided from (used for) operating activities:
Loss on disposals of property and equipment	114	64
Stock-based compensation expense	675	393
Impairment and other lease charges	1,080	270
Depreciation and amortization	8,108	8,122
Amortization of deferred financing costs	233	239
Amortization of deferred gains from sale-leaseback transactions	(839)	(830)
Accretion of interest on lease financing obligations	—	14
Deferred income taxes	—	(20)
Accrued income taxes	2,396	2,814
Changes in other operating assets and liabilities	(9,328)	(13,506)

Net cash provided from (used for) operating activities	4,687	(124)

Cash flows used for investing activities:
Capital expenditures:
New restaurant development	(3,407)	(1,192)
Restaurant remodeling	(2,999)	(1,993)
Other restaurant capital expenditures	(1,485)	(2,203)
Corporate and restaurant information systems	(545)	(392)

Total capital expenditures	(8,436)	(5,780)
Properties purchased for sale-leaseback	—	(1,141)
Proceeds from sale-leaseback transactions	1,861	2,319

Net cash used for investing activities	(6,575)	(4,602)

Cash flows provided from financing activities:
Borrowings on revolving credit facility	25,800	41,700
Repayments on revolving credit facility	(19,500)	(33,400)
Principal pre-payments on term loans	—	(1,023)
Scheduled principal payments on term loans	(2,814)	(2,971)
Deferred financing fees	(330)	—
Principal payments on capital leases	(20)	(22)
Proceeds from stock option exercises	—	11

Net cash provided from financing activities	3,136	4,295

Net increase (decrease) in cash and cash equivalents	1,248	(431)
Cash and cash equivalents, beginning of period	3,144	4,402

Cash and cash equivalents, end of period	$4,392	$3,971

Supplemental disclosures:
Interest paid on long-term debt	$7,848	$7,966
Interest paid on lease financing obligations	$245	$231
Accruals for capital expenditures	$980	$170
Income taxes refunded, net of payments	$(1,319)	$(1,392)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CARROLS CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands of dollars, except share and per share amounts)

1. Basis of Presentation

Business Description. At April 3, 2011 the Company operated, as franchisee, 304 quick-service restaurants under the trade name “Burger King” in 12 Northeastern, Midwestern and Southeastern states. At April 3, 2011, the Company also owned and operated 90 Pollo Tropical restaurants, of which 85 were located in Florida, five were located in New Jersey, and franchised a total of 29 Pollo Tropical restaurants, 21 in Puerto Rico, two in Ecuador, one in Honduras, one in the Bahamas, one in Trinidad and three on college campuses in Florida. At April 3, 2011, the Company owned and operated 156 Taco Cabana restaurants located primarily in Texas and franchised two Taco Cabana restaurants in New Mexico, two in Texas and one in Georgia.

On February 24, 2011, Carrols Restaurant Group, Inc. and the Company announced their intention to pursue the splitting of their businesses into two separate, publicly-traded companies through the tax-free spin-off of their combined Pollo Tropical and Taco Cabana businesses to Carrols Restaurant Group’s stockholders. The company to be spun-off will own and operate the Pollo Tropical and Taco Cabana businesses. Carrols Restaurant Group, Inc. and the Company will continue to own and operate their franchised Burger King restaurants.

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

Fiscal Year. The Company uses a 52-53 week fiscal year ending on the Sunday closest to December 31. All references herein to the fiscal years ended January 2, 2011 and January 3, 2010 will be referred to as the fiscal years ended December 31, 2010 and 2009, respectively. Similarly, all references herein to the three months ended April 3, 2011 and April 4, 2010 will be referred to as the three months ended March 31, 2011 and March 31, 2010, respectively. The year ended December 31, 2010 contained 52 weeks and the year ended December 31, 2009 contained 53 weeks. The three months ended March 31, 2011 and 2010 each contained thirteen weeks.

Basis of Presentation. The accompanying unaudited consolidated financial statements for the three months ended March 31, 2011 and 2010 have been prepared without an audit, pursuant to the rules and regulations of the Securities and Exchange Commission and do not include certain of the information and the footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all normal and recurring adjustments considered necessary for a fair presentation of such financial statements have been included. The results of operations for the three months ended March 31, 2011 and 2010 are not necessarily indicative of the results to be expected for the full year.

These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2010 contained in the Company’s 2010 Annual Report on Form 10-K. The December 31, 2010 balance sheet data is derived from those audited financial statements.

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

•

Senior Subordinated Notes. The fair values of outstanding senior subordinated notes are based on quoted market prices. The fair values at both March 31, 2011 and December 31, 2010 were approximately $165.4 million.

•

Revolving and Term Loan Facilities. Rates and terms under the Company’s senior credit facility are favorable to debt with similar terms and maturities that could be obtained, if at all, at March 31, 2011. Given the lack of comparative information regarding such debt, including the lack of trading in our Term A debt, it is not practicable to estimate the fair value of existing borrowings under the Company’s senior credit facility at March 31, 2011.

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

2. Stock-Based Compensation

On January 15, 2011, the Company granted in the aggregate 360,200 non-vested restricted shares of its common stock to certain employees. In general, these shares vest and become non-forfeitable 25% per year and will be expensed over their 4 year vesting period. Included in the non-vested restricted share grant were 200,000 shares granted to our Chief Executive Officer, of which 100,000 shares will be expensed over a one year period ending January 15, 2012 and 100,000 shares will be expensed through December of 2013.

Stock-based compensation expense for the three months ended March 31, 2011 and 2010 was $0.7 million and $0.4 million, respectively. As of March 31, 2011, the total non-vested stock-based compensation expense relating to the options and non-vested shares was approximately $4.6 million and the Company expects to record an additional $2.1 million as compensation expense in 2011. At March 31, 2011, the remaining weighted average vesting period for stock options and non-vested shares was 2.7 years and 3.6 years, respectively.

Stock Options

A summary of all option activity for the three months ended March 31, 2011 was as follows:

	2006 Plan
	Number of Options	Weighted Average Exercise Price	Average Remaining Contractual Life	Aggregate Intrinsic Value (1)
Options outstanding at January 1, 2011	2,588,017	$9.17	4.2	$2,948
Granted	—
Exercised	(16,436)	5.12
Forfeited	(13,262)	6.99

Options outstanding at March 31, 2011	2,558,319	$9.21	4.0	$5,430

Vested or expected to vest at March 31, 2011	2,534,957	$9.23	4.0	$5,356

Options exercisable at March 31, 2011	1,504,545	$10.86	3.5	$2,062

(1)	The aggregate intrinsic value was calculated using the difference between the market price of Carrols Restaurant Group’s common stock at April 3, 2011 and the grant price for only those awards that had a grant price that was less than the market price of Carrols Restaurant Group’s common stock at April 3, 2011.

A summary of all non-vested stock activity for the three months ended March 31, 2011 was as follows:

	Shares	Weighted Average Grant Date Price
Nonvested at January 1, 2011	45,701	$6.16
Granted	360,200	7.65
Vested	(4,700)	8.08
Forfeited	(1,400)	6.90

Nonvested at March 31, 2011	399,801	$7.49

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

CARROLS CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands of dollars except share and per share amounts)

The Company determined the fair value of the impaired long-lived assets at the restaurant level based on current economic conditions and historical experience. These fair value asset measurements rely on significant unobservable inputs and are considered Level 3 in the fair value hierarchy. The non-financial assets measured at fair value associated with impairment charges recorded during the three months ended March 31, 2011 totaled $40. They consist of restaurant equipment, which will be used in other Company restaurants with its value determined based upon the Company’s experience of amounts utilized from prior restaurant closures.

Impairment and other lease charges recorded on long-lived assets for the Company’s segments were as follows:

	Three Months Ended March 31,
	2011	2010
Burger King	$816	$22
Pollo Tropical	272	52
Taco Cabana	(8)	196

	$1,080	$270

During the three months ended March 31, 2011, the Company recorded impairment and other lease charges of $1.1 million which primarily included $0.8 million for five underperforming Burger King restaurants and $0.2 million in other lease charges for a Pollo Tropical restaurant that was closed in the first quarter of 2011 and whose assets were previously impaired in 2010. During the three months ended March 31, 2010, the Company recorded a lease charge of $0.2 million related to a non-operating Taco Cabana property due to a reduction of estimated costs recoveries from subletting the property through the end of the remaining lease term.

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

There have been no changes in goodwill or goodwill impairment losses for the years ended December 31, 2010 and 2009. Goodwill balances are summarized below:

	Pollo Tropical	Taco Cabana	Burger King	Total
Balance, March 31, 2011	$56,307	$67,177	$1,450	$124,934

Burger King Franchise Rights. Amounts allocated to franchise rights for each Burger King acquisition are amortized using the straight-line method over the average remaining term of the acquired franchise agreements plus one twenty-year renewal period.

The Company assesses the potential impairment of Burger King franchise rights whenever events or changes in circumstances indicate that the carrying value may not be recoverable. If an indicator of impairment exists, an estimate of the aggregate undiscounted cash flows from the acquired restaurants is compared to the respective carrying value of franchise rights for each Burger King acquisition. If an asset is determined to be impaired, the loss is measured by the excess of the carrying amount of the asset over its fair value. No impairment charges were recorded related to the Company’s Burger King franchise rights for the three months ended March 31, 2011 and 2010.

CARROLS CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands of dollars except share and per share amounts)

Amortization expense related to Burger King franchise rights was $799 and $800 for the three months ended March 31, 2011 and 2010, respectively. The Company estimates the amortization expense for the year ending December 31, 2011 and for each of the five succeeding years to be $3,194.

5. Long-term Debt

Long-term debt at March 31, 2011 and December 31, 2010 consisted of the following:

	March 31, 2011	December 31, 2010
Collateralized:
Senior Credit Facility-Revolving credit facility	$6,300	$—
Senior Credit Facility-Term loan A facility	84,436	87,250
Unsecured:
9% Senior Subordinated Notes	165,000	165,000
Capital leases	1,182	1,202

	256,918	253,452
Less: current portion	(16,937)	(15,538)

	$239,981	$237,914

Senior Credit Facility. The Company’s senior credit facility totals $185 million, originally consisting of $120 million principal amount of term loan A borrowings maturing on March 9, 2013 (or earlier on September 30, 2012 if the 9% Senior Subordinated Notes due 2013 are not refinanced by June 30, 2012) and a $65.0 million revolving credit facility (including a sub limit of up to $25.0 million for letters of credit and up to $5.0 million for swingline loans), maturing on March 8, 2012.

The term loan and revolving credit borrowings under the senior credit facility bear interest at a per annum rate, at the Company’s option, of either:

1) the applicable margin percentage ranging from 0% to 0.25% based on the Company’s senior leverage ratio (as defined in the senior credit facility) plus the greater of (i) the prime rate or (ii) the federal funds rate for that day plus 0.5%; or

2) Adjusted LIBOR plus the applicable margin percentage in effect ranging from 1.0% to 1.5% based on the Company’s senior leverage ratio. At March 31, 2011 the LIBOR margin percentage was 1.0%.

At April 3, 2011, outstanding borrowings under Term loan A were $84.4 million with the remaining balance due and payable as follows:

1) four quarterly installments of approximately $4.2 million beginning on June 30, 2011; and

2) four quarterly installments of approximately $16.9 million beginning on June 30, 2012.

Under the senior credit facility, the Company is required to make mandatory prepayments of principal on term loan A facility borrowings (a) annually in an amount of up to 50% of Excess Cash Flow depending upon the Company’s Total Leverage Ratio (as such terms are defined in the senior credit facility), (b) in the event of certain dispositions of assets (all subject to certain exceptions) and insurance proceeds, in an amount equal to 100% of the net proceeds received by the Company therefrom, and (c) in an amount equal to 100% of the net proceeds from any subsequent issuance of debt. For the year ended December 31, 2010, there was not a required prepayment based on the Excess Cash Flow for 2010, as defined. For the year ended December 31, 2009, the Company was required to make a principal prepayment of approximately $1.0 million in the first quarter of 2010.

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

CARROLS CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands of dollars except share and per share amounts)

In general, the Company’s obligations under the senior credit facility are guaranteed by Carrols Restaurant Group and all of the Company’s material subsidiaries and are collateralized by a pledge of the Company’s common stock and the stock of each of the Company’s material subsidiaries. The senior credit facility contains certain covenants, including, without limitation, those limiting the Company’s ability to incur indebtedness, incur liens, sell or acquire assets or businesses, change the nature of its business, engage in transactions with related parties, make certain investments or pay dividends. In addition, the Company is required to meet certain financial ratios, including fixed charge coverage, senior leverage, and total leverage ratios (all as defined under the senior credit facility). The Company was in compliance with the covenants under its senior credit facility as of April 3, 2011.

After reserving $13.5 million for letters of credit guaranteed by the facility, $45.2 million was available for borrowings under the revolving credit facility at April 3, 2011.

Senior Subordinated Notes. On December 15, 2004, the Company issued $180 million of 9% Senior Subordinated Notes due 2013 (the “Notes”) that bear interest at a rate of 9% payable semi-annually on January 15 and July 15 and mature on January 15, 2013. The Notes are redeemable at the option of the Company in whole or in part at 100% of the principal amount. At both April 3, 2011 and January 2, 2011, $165.0 million principal amount of the Notes were outstanding.

Restrictive covenants under the Notes include limitations with respect to the Company’s ability to issue additional debt, incur liens, sell or acquire assets or businesses, pay dividends and make certain investments. The Company was in compliance as of April 3, 2011 with the restrictive covenants in the Indenture governing the Notes.

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

6. Income Taxes

The provision for income taxes for the three months ended March 31, 2011 and 2010 was comprised of the following:

	Three Months Ended March 31,
	2011	2010
Current	$1,077	$1,452
Deferred	—	(20)

	$1,077	$1,432

The provision for income taxes for the three months ended March 31, 2011 was derived using an estimated effective annual income tax rate for 2011 of 32.4%, which excludes any discrete tax adjustments. There were no discrete tax adjustments in the three months ended March 31, 2011.

The provision for income taxes for the three months ended March 31, 2010 was derived using an estimated effective annual income tax rate for 2010 of 37.0%, which excludes any discrete tax adjustments. Discrete tax adjustments increased the provision for income taxes by $46 in the three months ended March 31, 2010.

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. As of March 31, 2011 and December 31, 2010, the Company had no unrecognized tax benefits and no accrued interest related to uncertain tax positions.

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

CARROLS CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands of dollars except share and per share amounts)

7. Other Liabilities, Long-Term

Other liabilities, long-term, at March 31, 2011 and December 31, 2010 consisted of the following:

	March 31, 2011	December 31, 2010
Accrued occupancy costs	$13,304	$13,250
Accrued workers’ compensation costs	3,607	3,423
Deferred compensation	785	2,937
Other	3,463	3,450

	$21,159	$23,060

Accrued occupancy costs include obligations pertaining to closed restaurant locations, contingent rent and accruals to expense operating lease rental payments on a straight-line basis over the lease term.

The following table presents the activity in the exit cost reserve included in accrued occupancy costs at March 31, 2011 and December 31, 2010:

	Three months ended March 31, 2011	Year ended December 31, 2010
Balance, beginning of period	$1,665	$862
Changes in estimates of accrued costs	265	1,279
Payments, net	(257)	(632)
Other adjustments	34	156

Balance, end of period	$1,707	$1,665

8. Postretirement Benefits

The Company provides postretirement medical benefits covering substantially all Burger King administrative and restaurant management salaried employees who retire or terminate after qualifying for such benefits. A December 31 measurement date is used for postretirement benefits.

The following summarizes the components of net periodic postretirement benefit income:

	Three Months Ended March 31,
	2011	2010
Service cost	$7	$8
Interest cost	25	27
Amortization of net gains and losses	24	24
Amortization of prior service credit	(90)	(90)

Net periodic postretirement benefit income	$(34)	$(31)

During the three months ended March 31, 2011, the Company made contributions of $38 to its postretirement plan and expects to make additional contributions during 2011. Contributions made by the Company to its postretirement plan for the year ended December 31, 2010 were $156.

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

CARROLS CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands of dollars except share and per share amounts)

Interest expense associated with lease financing obligations for the three months ended March 31, 2011 and 2010 was $0.2 million and $0.3 million, respectively.

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

The accounting policies of each segment are the same as those described in the summary of significant accounting policies included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010. The following table includes Adjusted Segment EBITDA, which is the measure of segment profit or loss reported to the chief operating decision maker for purposes of allocating resources to the segments and assessing their performance. Adjusted Segment EBITDA is defined as earnings attributable to the applicable segment before interest, income taxes, depreciation and amortization, impairment losses and other lease charges, stock-based compensation expense, other income and gains and losses on extinguishment of debt.

The “Other” column includes corporate related items not allocated to reportable segments, including stock-based compensation expense. Other identifiable assets consist primarily of cash, certain other assets, corporate property and equipment, including restaurant information systems expenditures, goodwill and deferred income taxes.

Three Months Ended	Pollo Tropical	Taco Cabana	Burger King	Other	Consolidated
March 31, 2011:
Total revenues	$52,235	$63,381	$81,622	$—	$197,238
Cost of sales	17,149	19,195	23,971	—	60,315
Restaurant wages and related expenses	12,293	19,336	26,929	10	58,568
Restaurant rent expense	2,313	4,031	5,710	—	12,054
General and administrative expenses (1)	2,781	3,102	7,306	665	13,854
Depreciation and amortization	1,915	2,266	3,446	481	8,108
Adjusted Segment EBITDA	10,061	6,493	1,141
Capital expenditures, including acquisitions	1,192	3,841	2,858	545	8,436

March 31, 2010:
Total revenues	$45,493	$62,032	$87,619	$—	$195,144
Cost of sales	14,693	18,555	25,950	—	59,198
Restaurant wages and related expenses	11,589	19,350	28,181	14	59,134
Restaurant rent expense	2,461	3,899	5,996	—	12,356
General and administrative expenses (1)	2,806	2,770	6,540	379	12,495
Depreciation and amortization	1,930	2,277	3,472	443	8,122
Adjusted Segment EBITDA	6,729	6,761	3,786
Capital expenditures, including acquisitions	801	1,290	3,297	392	5,780

Identifiable Assets:
At March 31, 2011	$50,388	$63,424	$141,086	$171,528	$426,426
At December 31, 2010	51,125	63,061	142,922	169,194	426,302

(1)	For the Pollo Tropical and Taco Cabana segments, such amounts include general and administrative expenses related directly to each segment. For the Burger King segment such amounts include general and administrative expenses related directly to the Burger King segment as well as expenses associated with administrative support to the Company’s Pollo Tropical and Taco Cabana segments for executive management, information systems and certain accounting, legal and other administrative functions. For the three months ended March 31, 2011, these costs were $1.4 million for Pollo Tropical and $1.9 million for Taco Cabana. For the three months ended March 31, 2010, these costs were $1.1 million for Pollo Tropical and $1.4 million for Taco Cabana.

CARROLS CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands of dollars except share and per share amounts)

A reconciliation of Adjusted Segment EBITDA to consolidated net income is as follows:

	Three Months Ended March 31,
	2010	2009
Adjusted Segment EBITDA:
Pollo Tropical	$10,061	$6,729
Taco Cabana	6,493	6,761
Burger King	1,141	3,786

Less:
Depreciation and amortization	8,108	8,122
Impairment and other lease charges	1,080	270
Interest expense	4,613	4,743
Provision for income taxes	1,077	1,432
Stock-based compensation expense	675	393
Other income	(106)	—

Net income	$2,248	$2,316

11. Commitments and Contingencies

On November 16, 1998, the Equal Employment Opportunity Commission (“EEOC”) filed suit in the United States District Court for the Northern District of New York (the “Court”), under Title VII of the Civil Rights Act of 1964, as amended, against the Company. The complaint alleged that the Company engaged in a pattern or practice of unlawful discrimination, harassment and retaliation against former and current female employees. The EEOC ultimately attempted to present evidence of 511 individuals that it believed constituted the “class” of claimants for which it was seeking monetary and injunctive relief from the Company. On April 20, 2005, the Court issued a decision and order granting the Company’s Motion for Summary Judgment that the Company filed in January 2004, dismissing the EEOC’s pattern or practice claim. The Company then moved for summary judgment against the claims of the 511 individual claimants. On March 2, 2011, the Court issued a decision and order granting summary judgment against the claims of all but 131 of the 511 individual claimants and dismissed 380 of the individual claimants from the case. Both the EEOC and the Company have since filed motions for reconsideration in part of the Court’s March 2, 2011 decision and order, as a result of which the number of surviving claimants may increase to as many as 184 or decrease to as few as four. It is not possible to predict the outcome of these motions at this time.

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

CARROLS CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands of dollars except share and per share amounts)

12. Comprehensive income

The items that currently impact the Company’s other comprehensive income are changes in the postretirement benefit obligations, net of tax.

	Three months ended March 31,
	2011	2010
Net income	$2,248	$2,316
Change in postretirement benefit obligation, net of tax	—	10

Comprehensive income	$2,248	$2,326

13. Other Income

In the three months ended March 31, 2011, the Company recorded a gain of $0.1 million related to a property insurance recovery from a fire at a Burger King restaurant.

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

Cabana Beverages, Inc.

Cabana Bevco LLC

Carrols LLC

Carrols Realty Holdings Corp.

Carrols Realty I Corp.

Carrols Realty II Corp.

Carrols J.G. Corp.

Quanta Advertising Corp.

Pollo Franchise, Inc.

Pollo Operations, Inc.

Taco Cabana, Inc.

TP Acquisition Corp.

TC Bevco LLC

T.C. Management, Inc.

TC Lease Holdings III, V and VI, Inc.

Get Real, Inc.

Texas Taco Cabana, L.P.

TPAQ Holding Corporation

The following supplemental financial information sets forth on a consolidating basis, balance sheets as of March 31, 2011 and December 31, 2010 for the Parent Company only, Guarantor Subsidiaries and for the Company and the related statements of operations for the three months ended March 31, 2011 and 2010, and cash flows for the three months ended March 31, 2011 and 2010.

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

For purposes of the guarantor financial statements, the Company and its subsidiaries determine the applicable tax provision for each entity generally using the separate return method. Under this method, current taxes are allocated to each reporting entity as if it were to file a separate tax return. The rules followed by the reporting entity in computing its tax obligation or refund would be the same as those followed in filing a separate income tax return. However, for purposes of evaluating an entity’s ability to realize its tax attributes, the Company assesses whether it is more likely than not that those assets will be realized at the consolidated level. Any differences in the total of the income tax provision for the Parent Company only and the Guarantor Subsidiaries, as calculated on the separate return method, and the consolidated income tax provision are eliminated in consolidation.

The Company provides administrative support to its subsidiaries related to executive management, information systems and certain accounting, legal and other administrative functions. For purposes of the guarantor financial statements, the Company allocates such corporate costs on a specific identification basis, where applicable, or based on revenues or the number of restaurants for each subsidiary. Management believes that these allocations are reasonable based on the nature of costs incurred. Beginning in January 2011, all administrative costs have been allocated to our guarantor subsidiaries using such methods.

CARROLS CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONSOLIDATING BALANCE SHEET

March 31, 2011

(In thousands of dollars)

(Unaudited)

	Parent Company Only	Guarantor Subsidiaries	Eliminations	Consolidated Total
ASSETS
Current assets:
Cash and cash equivalents	$1,270	$3,122	$—	$4,392
Trade and other receivables	115	6,011	—	6,126
Inventories	—	5,088	—	5,088
Prepaid rent	5	4,009	—	4,014
Prepaid expenses and other current assets	1,455	4,558	—	6,013
Deferred income taxes	(108)	4,717	—	4,609

Total current assets	2,737	27,505	—	30,242
Property and equipment, net	11,746	256,945	(83,019)	185,672
Franchise rights, net	—	69,633	—	69,633
Goodwill	—	124,934	—	124,934
Intangible assets, net	—	389	—	389
Franchise fees, net	—	5,575	—	5,575
Intercompany receivable (payable)	106,605	(136,767)	30,162	—
Investment in subsidiaries	184,773	—	(184,773)	—
Deferred income taxes	2,814	3,649	(4,514)	1,949
Other assets	3,726	6,244	(1,938)	8,032

Total assets	$312,401	$358,107	$(244,082)	$426,426

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Current portion of long-term debt	$16,887	$50	$—	$16,937
Accounts payable	2,179	12,644	—	14,823
Accrued interest	3,139	—	—	3,139
Accrued payroll, related taxes and benefits	(326)	17,064	—	16,738
Accrued income taxes payable	1,527	—	—	1,527
Accrued real estate taxes	—	3,158	—	3,158
Other liabilities	455	9,018	—	9,473

Total current liabilities	23,861	41,934	—	65,795
Long-term debt, net of current portion	238,849	1,132	—	239,981
Lease financing obligations	—	126,441	(116,380)	10,061
Deferred income—sale-leaseback of real estate	—	23,840	15,977	39,817
Accrued postretirement benefits	1,790	—	—	1,790
Other liabilities	78	19,145	1,936	21,159

Total liabilities	264,578	212,492	(98,467)	378,603
Commitments and contingencies
Stockholder’s equity	47,823	145,615	(145,615)	47,823

Total liabilities and stockholder’s equity	$312,401	$358,107	$(244,082)	$426,426

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

CARROLS CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONSOLIDATING STATEMENT OF OPERATIONS

Three Months Ended March 31, 2011

(In thousands of dollars)

(Unaudited)

	Parent Company Only	Guarantor Subsidiaries	Eliminations	Consolidated Total
Revenues:
Restaurant sales	$—	$196,873	$—	$196,873
Franchise royalty revenues and fees	—	365	—	365

Total revenues	—	197,238	—	197,238

Costs and expenses:
Cost of sales	—	60,315	—	60,315
Restaurant wages and related expenses (including stock based compensation expense of $10)	—	58,568	—	58,568
Restaurant rent expense	—	9,750	2,304	12,054
Other restaurant operating expenses	—	27,924	—	27,924
Advertising expense	—	7,503	—	7,503
General and administrative (including stock based compensation expense of $665)	—	13,854	—	13,854
Depreciation and amortization	—	8,628	(520)	8,108
Impairment and other lease charges	—	1,080	—	1,080
Other income	—	(106)	—	(106)

Total operating expenses	—	187,516	1,784	189,300

Income from operations	—	9,722	(1,784)	7,938
Interest expense	4,328	2,925	(2,640)	4,613
Intercompany interest allocations	(1,997)	1,997	—	—

Income (loss) before income taxes	(2,331)	4,800	856	3,325
Provision (benefit) for income taxes	(791)	1,756	112	1,077
Equity income from subsidiaries	3,788	—	(3,788)	—

Net income	$2,248	$3,044	$(3,044)	$2,248

CARROLS CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONSOLIDATING STATEMENT OF OPERATIONS

Three Months Ended March 31, 2010

(In thousands of dollars)

(Unaudited)

	Parent Company Only	Guarantor Subsidiaries	Eliminations	Consolidated Total
Revenues:
Restaurant sales	$—	$194,667	$—	$194,667
Franchise royalty revenues and fees	—	477	—	477

Total revenues	—	195,144	—	195,144

Costs and expenses:
Cost of sales	—	59,198	—	59,198
Restaurant wages and related expenses (including stock based compensation expense of $14)	—	59,134	—	59,134
Restaurant rent expense	—	10,047	2,309	12,356
Other restaurant operating expenses	—	28,232	—	28,232
Advertising expense	—	6,846	—	6,846
General and administrative (including stock based compensation expense of $379)	2,215	10,280	—	12,495
Depreciation and amortization	—	8,642	(520)	8,122
Impairment and other lease charges	—	270	—	270

Total operating expenses	2,215	182,649	1,789	186,653

Income (loss) from operations	(2,215)	12,495	(1,789)	8,491
Interest expense	4,456	2,959	(2,672)	4,743
Intercompany interest allocations	(4,556)	4,556	—	—

Income (loss) before income taxes	(2,115)	4,980	883	3,748
Provision (benefit) for income taxes	(716)	1,815	333	1,432
Equity income from subsidiaries	3,715	—	(3,715)	—

Net income	$2,316	$3,165	$(3,165)	$2,316

CARROLS CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONSOLIDATING STATEMENT OF CASH FLOWS

Three Months Ended March 31, 2011

(In thousands of dollars)

(Unaudited)

	Parent Company Only	Guarantor Subsidiaries	Eliminations	Consolidated Total
Cash flows provided from (used for) operating activities:
Net income	$2,248	$3,044	$(3,044)	$2,248

Adjustments to reconcile net income to net cash provided from (used for) operating activities:
Loss on disposals of property and equipment	—	114	—	114
Stock-based compensation expense	—	675	—	675
Impairment and other lease charges	—	1,080	—	1,080
Depreciation and amortization	—	8,628	(520)	8,108
Amortization of deferred financing costs	229	67	(63)	233
Amortization of deferred gains from sale-leaseback transactions	—	(501)	(338)	(839)
Accretion of interest on lease financing obligations	—	12	(12)	—
Deferred income taxes	—	(292)	292	—
Accrued income taxes	2,396	—	—	2,396
Changes in other operating assets and liabilities	(6,348)	(6,665)	3,685	(9,328)

Net cash provided from (used for) operating activities	(1,475)	6,162	—	4,687

Cash flows used for investing activities:

Capital expenditures:
New restaurant development	—	(3,407)	—	(3,407)
Restaurant remodeling	—	(2,999)	—	(2,999)
Other restaurant capital expenditures	—	(1,485)	—	(1,485)
Corporate and restaurant information systems	(453)	(92)	—	(545)

Total capital expenditures	(453)	(7,983)	—	(8,436)
Proceeds from sale-leaseback transactions	—	1,861	—	1,861

Net cash used for investing activities	(453)	(6,122)	—	(6,575)

Cash flows provided from (used for) financing activities:
Borrowings on revolving credit facility	25,800	—	—	25,800
Repayments on revolving credit facility	(19,500)	—	—	(19,500)
Scheduled principal payments on term loans	(2,814)	—	—	(2,814)
Principal payments on capital leases	—	(20)	—	(20)
Deferred financing fees	(330)	—	—	(330)

Net cash provided from (used for) financing activities	3,156	(20)	—	3,136

Net increase in cash and cash equivalents	1,228	20	—	1,248
Cash and cash equivalents, beginning of period	42	3,102	—	3,144

Cash and cash equivalents, end of period	$1,270	$3,122	$—	$4,392

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

We use a 52-53 week fiscal year ending on the Sunday closest to December 31. All references herein to the fiscal years ended January 2, 2011 and January 3, 2010 will be referred to as the fiscal years ended December 31, 2010 and 2009, respectively. Similarly, all references herein to the three months ended April 3, 2011 and April 4, 2010 will be referred to as the three months ended March 31, 2011 and 2010, respectively. The fiscal years ended December 31, 2010 and 2009 contained 52 weeks and 53 weeks, respectively, and the three months ended March 31, 2011 and 2010 each contained thirteen weeks, respectively.

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

The following MD&A is written to help the reader understand our company. The MD&A is provided as a supplement to, and should be read in conjunction with, the Consolidated Financial Statements and the accompanying financial statement notes of each of Carrols Restaurant Group and Carrols appearing elsewhere in this report and our Annual Report on Form 10-K for the year ended December 31, 2010. The overview provides our perspective on the individual sections of MD&A, which include the following:

Company Overview—a general description of our business and our key financial measures.

Recent and Future Events Affecting Our Results of Operations—a description of recent events that affect, and future events that may affect, our results of operations.

Executive Summary—an executive review of our performance for the three months ended March 31, 2011.

Results of Operations—an analysis of our results of operations for the three months ended March 31, 2011 compared to the three months ended March 31, 2010, including a review of material items and known trends and uncertainties.

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

Company Overview

We are one of the largest restaurant companies in the United States operating three restaurant brands in the quick-casual and quick-service restaurant segments with 550 restaurants located in 16 states as of April 3, 2011. We have been operating restaurants for more than 50 years. We own and operate two Hispanic restaurant brands, Pollo Tropical and Taco Cabana (together referred to by us as our Hispanic Brands), which we acquired in 1998 and 2000, respectively. We are also the largest Burger King franchisee, based on the number of restaurants, and have operated Burger King restaurants since 1976. As of April 3, 2011, our company-owned restaurants included 90 Pollo Tropical restaurants and 156 Taco Cabana restaurants, and we operated 304 Burger King restaurants under franchise agreements.

We are franchising our Pollo Tropical restaurants primarily internationally and, as of April 3, 2011, we had 29 franchised restaurants located in Puerto Rico, Ecuador, Honduras, Trinidad, the Bahamas and on college campuses in Florida. We also have agreements for the future development of franchised Pollo Tropical restaurants in Panama, Tobago, Aruba, Curacao, Bonaire, and Venezuela. Although we are not actively franchising our Taco Cabana restaurants, we had five Taco Cabana franchised restaurants at April 3, 2011 located in the United States.

We believe that the diversification and strength of our restaurant brands as well as the geographic dispersion of our restaurants provide us with stability and enhanced growth opportunities. For the three months ended March 31, 2011 and 2010, we had total revenues of $197.2 million and $195.1 million, respectively.

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

We are developing detailed plans for the proposed spin-off. The spin-off, including the separation plan transaction structure, timing, composition of senior management and the boards of directors, capital structure and other matters, will be subject to approval by our Board of Directors, customary regulatory and other approvals and the receipt of a favorable IRS tax ruling, among other things.

We believe that the proposed spin-off will enable each company to better focus on its respective opportunities as well as to pursue its own distinct plan and growth strategy including acquisition opportunities in the Burger King system. We expect to complete the spin-off by the end of 2011; however there can be no assurance that we will complete the spin-off by then or at all.

Refinancing of Outstanding Indebtedness

We are in the process of refinancing our existing debt with a separate financing of the Burger King and Hispanic Brand businesses. We currently contemplate that the refinancing would be comprised of term loan borrowings under a senior secured bank credit facility for our Burger King business and the issuance of senior secured notes for our Hispanic Brands. Our intent in bifurcating the financing is to facilitate the contemplated spin-off of our Hispanic Brands at a later date, and avoid having to alter or reconstitute the capital structure at that time. Presently, our plan is to complete this refinancing in the middle of 2011; however there can be no assurance that the refinancing will be completed within such time period, on favorable terms, or at all. Due to the interest rate terms in our existing senior credit facility it is likely that the refinancing will increase our interest expense in the aggregate.

Future Restaurant Closures

We evaluate the performance of our Burger King restaurants on an ongoing basis including an assessment of the current and future operating results of the restaurant, and in relation to Burger King franchise agreement renewals, the cost of required capital improvements. We may elect to close restaurants based on such evaluation. In 2010, we closed seven Burger King restaurants, not including restaurants relocated within the same market area. In the first quarter of 2011 we closed one Burger King restaurant, not including a restaurant relocated within the same market area. We currently anticipate that we will close an additional six Burger King restaurants in 2011, excluding any relocations.

We also closed two underperforming Taco Cabana restaurants and two underperforming Pollo Tropical restaurants in 2010 and one underperforming Pollo Tropical restaurant in the first quarter of 2011. We do not currently anticipate the closing of additional Taco Cabana or Pollo Tropical restaurants in 2011.

We do not believe that the future impact on our consolidated results of operations from such restaurant closures will be material, although there can be no assurance in this regard. Our determination of whether to close restaurants in the future is subject to further evaluation and may change.

Executive Summary—Operating Performance for the Three Months Ended March 31, 2011

Total revenues for the three months ended March 31, 2011 increased to $197.2 million from $195.1 million in the three months ended March 31, 2010. Revenues from our Hispanic Brand restaurants increased 7.5% to $115.6 million and revenues from our Burger King restaurants decreased to $81.6 million from $87.6 million in the three months ended March 31, 2010. Comparable restaurant sales in the first quarter of 2011 increased 13.5% at our Pollo Tropical restaurants, increased 2.0% at our Taco Cabana restaurants and decreased 5.0% at our Burger King restaurants. The comparable restaurant sales increase at our Pollo Tropical restaurants was a result of higher customer traffic, the increase at our Taco Cabana restaurants was primarily due to an increase in average check while the decrease at our Burger King restaurants was due primarily to a decline in customer traffic partially offset by an increase in average check.

Restaurant operating margins at our Hispanic Brands were positively impacted in the first quarter of 2011 by the effect of higher sales on fixed labor costs and lower medical claim costs. As a percentage of total restaurant sales, restaurant wages and related expenses decreased to 29.7% in the first quarter of 2011 from 30.4% in the first quarter of 2010. Cost of sales increased 0.2%, as a percentage of total restaurant sales, compared to the first quarter of 2010, due to higher commodity prices at all three of our restaurant brands. These increases were partially offset by favorable sales mix changes at our Burger King and Pollo Tropical restaurants as well as menu price increases taken in the last twelve months at our Burger King and Taco Cabana restaurants. Advertising expense, as a percentage of total restaurant sales, increased to 3.8% in the first quarter of 2011 from 3.5% in the first quarter of 2010 due primarily to higher advertising spending for our Taco Cabana restaurants due to the timing of promotions. Operating results were favorably impacted by lower utility costs which, as a percentage of total restaurant sales, decreased to 3.4% in the first quarter of 2011 from 3.6% in the first quarter of 2010.

General and administrative expenses increased to $13.9 million in the first quarter of 2011 from $12.5 million in the first quarter of 2010 due to higher legal and professional fees, administrative bonus accruals, stock-based compensation expense. Legal and professional fees the first quarter of 2011 included $0.3 million incurred in connection with the planned spin-off of our Hispanic Brands.

Interest expense decreased $0.1 million to $4.6 million in the first quarter of 2011 due primarily to a reduction in our total outstanding indebtedness since the beginning of 2010.

Our effective income tax rate, including discrete tax items, was 32.4% in the first quarter of 2011 compared to 38.2% in the first quarter of 2010.

As a result of the above, our net income decreased slightly to $2.2 million in the first quarter of 2011 from $2.3 million in the first quarter of 2010.

Results of Operations

Three Months Ended March 31, 2011 Compared to Three Months Ended March 31, 2010

The following table sets forth, for the three months ended March 31, 2011 and 2010, selected operating results as a percentage of consolidated restaurant sales:

	2011	2010
Restaurant sales:
Pollo Tropical	26.4%	23.2%
Taco Cabana	32.1%	31.8%
Burger King	41.5%	45.0%

Total restaurant sales	100.0%	100.0%

Costs and expenses:
Cost of sales	30.6%	30.4%
Restaurant wages and related expenses	29.7%	30.4%
Restaurant rent expense	6.1%	6.3%
Other restaurant operating expenses	14.2%	14.5%
Advertising expense	3.8%	3.5%
General and administrative	7.0%	6.4%

Since the beginning of 2010 through the end of the first quarter of 2011, we have opened two new Pollo Tropical restaurants, two new Taco Cabana restaurants and two new Burger King restaurants. The two new Burger King restaurants were relocations within their market areas. During the same period we closed eight Burger King restaurants, excluding relocations, three Pollo Tropical restaurants and two Taco Cabana restaurants.

Restaurant Sales. Total restaurant sales for the first quarter of 2011 increased $2.2 million, or 1.1%, to $196.9 million due to a 7.7% increase in sales at our Hispanic Brand restaurants. Total restaurant sales at our Hispanic Brand restaurants were $115.3 million in the first quarter of 2011 compared to $107.0 million in the first quarter of 2010.

Pollo Tropical restaurant sales increased 15.2% to $51.9 million due primarily to an increase in comparable restaurant sales of 13.5% resulting from an increase in customer traffic in the first quarter of 2011 of 13.3%, compared to the first quarter of 2010. Our average check at our Pollo Tropical restaurants was essentially flat, compared to the first quarter of 2010. The effect of menu price increases in the first quarter of 2011 was 0.2% due to a modest price increase taken in the first quarter of 2011. There were no menu price increases at our Pollo Tropical restaurants in 2010.

Taco Cabana restaurant sales increased 2.2% to $63.3 million due primarily to an increase in comparable restaurant sales of 2.0% in the first quarter of 2011 due primarily to a 1.6% increase in average check, compared to the first quarter of 2010, and a slight increase in customer traffic. The effect of menu price increases taken in the last twelve months was approximately 2.1%, compared to the first quarter of 2010. The average check increase in 2011 also reflects the effect of menu mix changes from product promotions.

Burger King restaurant sales decreased $6.0 million to $81.6 million in the first quarter of 2011 due to a 5.0% decrease in comparable restaurant sales in the first quarter of 2011 due to lower customer traffic and from the closure, excluding relocated restaurants, of eight Burger King restaurants since the beginning of 2010. The effect of menu price increases taken in the second and third quarters of 2010 was approximately 4.2%, compared to the first quarter of 2010, however the average check at our Burger King restaurants increased 8.0% in the first quarter of 2011 compared to the first quarter of 2010 reflecting the effect of menu mix changes and product promotions.

Pollo Tropical Operating Costs and Expenses (percentages stated as a percentage of Pollo Tropical restaurant sales). Pollo Tropical cost of sales increased to 33.0% in the first quarter of 2011 from 32.6% in the first quarter of 2010 due primarily to higher chicken commodity prices (0.6%) offset partially by favorable menu item sales mix shifts. Pollo Tropical restaurant wages and related expenses decreased to 23.7% in the first quarter of 2011 from 25.7% in the first quarter of 2010 due primarily to the effect of higher sales volumes on fixed labor costs, lower workers compensation claim costs (0.8%) and lower medical claim costs (0.4%). Pollo Tropical other restaurant operating expenses decreased to 12.2% in the first quarter of 2011 from 13.1% in the first quarter of 2010 due primarily to lower real estate taxes (0.4%), lower utility costs (0.2%) and the effect of higher sales volumes on fixed operating costs. Pollo Tropical advertising expense decreased to 2.5% in the first quarter of 2011 from 2.9% in the first quarter of 2010 due to the timing of promotions. For all of 2011 our Pollo Tropical advertising expenses are expected to be approximately 2.6% to 2.8% of Pollo Tropical restaurant sales.

Taco Cabana Operating Costs and Expenses (percentages stated as a percentage of Taco Cabana restaurant sales). Taco Cabana cost of sales increased to 30.3% in the first quarter of 2011 from 29.9% in the first quarter of 2010 due primarily to higher commodity prices (0.8%) partially offset by the effect of menu price increases taken in 2010. Taco Cabana restaurant wages and related expenses decreased to 30.5% in the first quarter of 2011 from 31.2% in the first quarter of 2010 due primarily to lower medical claim costs (0.6%) and, to a lesser extent, the effect of menu price increases and higher sales volumes on fixed labor costs. Taco Cabana other restaurant operating expenses decreased to 13.3% in the first quarter of 2011 from 14.1% in the first quarter of 2010 due primarily to lower utility costs (0.5%) and the reduction of operating supply costs (0.2%). Taco Cabana advertising expense increased to 4.4% in the first quarter of 2011 from 3.2% in the fourth quarter of 2010 due to the timing of promotions. For all of 2011 our Taco Cabana advertising expenses are expected to be approximately 4.0% to 4.2% of Taco Cabana restaurant sales.

Burger King Operating Costs and Expenses (percentages stated as a percentage of Burger King restaurant sales). Burger King cost of sales decreased to 29.4% in the first quarter of 2011 from 29.6% in the first quarter of 2010 due to a favorable sales mix compared to the first quarter of 2010 from lower sales of the discounted double cheeseburger (2.1%) and the effect of menu price increases taken in the last twelve months (1.4%), substantially offset by higher commodity prices (2.4%), including beef, and higher sales discounts. Burger King restaurant wages and related expenses increased to 33.0% in the first quarter of 2011 from 32.2% in the first quarter of 2010 due primarily to the effect of lower sales volumes on fixed labor costs and higher medical and workers compensation claim costs (0.4%). Burger King other restaurant operating expenses increased to 16.1% in the first quarter of 2011 from 15.5% in the first quarter of 2010 due primarily to the effect of lower sales volumes on fixed operating costs and higher real estate tax expense (0.2%). Burger King advertising expense was 4.1% in both the first quarter of 2011 and the first quarter of 2010. For all of 2011 our Burger King advertising expenses are expected to be approximately 4.0% to 4.2% of Burger King restaurant sales.

Consolidated Restaurant Rent Expense. Restaurant rent expense, as a percentage of total restaurant sales, decreased to 6.1% in the first quarter of 2011 from 6.3% in the first quarter of 2010 due primarily to the effect of significant sales increases in the first quarter of 2011 at our Pollo Tropical restaurants on fixed rental costs.

Consolidated General and Administrative Expenses. General and administrative expenses increased $1.4 million in the first quarter of 2011 to $13.9 million and, as a percentage of total restaurant sales, increased to 7.0% compared to 6.4% in the first quarter of 2010. The increase in the first quarter of 2011 was due to higher legal and professional fees of $0.7 million, which included $0.3 million incurred in connection with the planned spin-off of our Hispanic Brands, an increase of $0.5 million in performance-based administrative bonuses compared to the first quarter of 2010 and higher stock-based compensation expense of $0.3 million.

Adjusted Segment EBITDA. As a result of the factors set forth above, Adjusted Segment EBITDA for our Pollo Tropical restaurants increased to $10.1 million in the first quarter of 2011 from $6.7 million in the first quarter of 2010. Adjusted Segment EBITDA for our Taco Cabana restaurants decreased to $6.5 million in the first quarter of 2011 from $6.8 million in the first quarter of 2010. Adjusted Segment EBITDA for our Burger King restaurants decreased to $1.1 million in the first quarter of 2011 from $3.8 million in the first quarter of 2010.

Adjusted Segment EBITDA for our Burger King segment includes general and administrative expenses related directly to the Burger King segment as well as expenses associated with administrative support to the Company’s Pollo Tropical and Taco Cabana segments for executive management, information systems and certain accounting, legal and other administrative functions of $1.4 million and $1.9 million, respectively, for the three months ended March 31, 2011 and $1.1 million and $1.4 million, respectively, for the three months ended March 31, 2010.

Depreciation and Amortization Expense. Depreciation and amortization expense was $8.1 million in both the first quarter of 2011 and the first quarter of 2010.

Impairment and Other Lease Charges. Impairment and other lease charges were $1.1 million in the first quarter of 2011 compared to $0.3 million in the first quarter of 2010. In the first quarter of 2011 impairment and other lease charges included $0.8 million for the impairment of five underperforming Burger King restaurants and $0.2 million in lease charges for a Pollo Tropical restaurant that was closed in the first quarter of 2011 and whose assets were previously impaired in 2010. In the first quarter of 2010 impairment and other lease charges included a lease charge of $0.2 million related to a non-operating Taco Cabana property due to a reduction of estimated cost recoveries from subletting the property through the end of the remaining lease term.

Interest Expense. Total interest expense decreased $0.1 million to $4.6 million in the first quarter of 2011 due to a reduction in our LIBOR based borrowings of $16.1 million since the beginning of 2010. The weighted average interest rate on our long-term debt, excluding lease financing obligations, increased to 6.2% in the first quarter of 2011 from 5.9% in the first quarter of 2010. Interest expense on lease financing obligations decreased to $0.2 million in the first quarter of 2011 from $0.3 million in the first quarter of 2010.

Provision for Income Taxes. The provision for income taxes for the first quarter of 2011 was derived using an estimated effective annual income tax rate for 2011 of 32.4%, which excludes any discrete tax adjustments. There were no discrete tax adjustments in the first quarter of 2011. The provision for income taxes for the first quarter of 2010 was derived using an estimated effective annual income tax rate for 2010 of 37.0%, which excluded any discrete tax adjustments. Discrete tax adjustments increased the provision for income taxes by $46,000 in the first quarter of 2010 and resulted in an overall tax rate of 38.2%. The decrease in our effective tax rate compared to that used in the first quarter of 2010 was due to primarily to a lower projected Federal income tax rate of 34% in 2011 compared to 35% in 2010 and higher Work Opportunity tax credits.

Net Income. As a result of the foregoing, net income was $2.2 million in the first quarter of 2011 compared to $2.3 million in the first quarter of 2010.

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

We currently plan to refinance our existing debt and to separately finance the Burger King and Hispanic Brand businesses to facilitate the contemplated spin-off. We currently contemplate that the refinancing would be comprised of term loan borrowings under a senior secured bank credit facility for our Burger King business and the issuance of senior secured notes for our Hispanic Brands. Presently, our plan is to complete this refinancing in the middle of 2011; however there can be no assurance that the refinancing will be completed by then, on favorable terms, or at all. Due to the interest rate terms in our existing senior credit facility it is likely that the refinancing will increase our interest expense in the aggregate.

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

Operating Activities. Net cash provided from operating activities for the three months ended March 31, 2011 increased $4.7 million to $4.6 million, compared to the first quarter of 2010, due to a reduction in the components of net working capital of $3.7 million and an increase in net income, adjusted for non-cash items including depreciation and amortization, impairment and other lease charges and stock-based compensation expense.

Investing Activities. Net cash used for investing activities in the three months ended March 31, 2011 and 2010 was $6.6 million and $4.6 million, respectively. Capital expenditures are the largest component of our investing activities and include: (1) new restaurant development, which may include the purchase of real estate; (2) restaurant remodeling, which includes the renovation or rebuilding of the interior and exterior of our existing restaurants, including expenditures associated with Burger King franchise renewals; (3) other restaurant capital expenditures, which include capital maintenance expenditures for the ongoing reinvestment and enhancement of our restaurants; and (4) corporate and restaurant information systems, including expenditures in 2011 for new point-of-sale systems for our Burger King restaurants.

The following table sets forth our capital expenditures for the periods presented (in thousands):

	Pollo Tropical	Taco Cabana	Burger King	Other	Consolidated
Three months ended March 31, 2011:
New restaurant development	$98	$2,445	$864	$—	$3,407
Restaurant remodeling	748	769	1,482	—	2,999
Other restaurant capital expenditures (1)	346	627	512	—	1,485
Corporate and restaurant information systems	—	—	—	545	545

Total capital expenditures	$1,192	$3,841	$2,858	$545	$8,436

Number of new restaurant openings (2)	—	1	1		2

Three months ended March 31, 2010:
New restaurant development	$—	$89	$1,103	$—	$1,192
Restaurant remodeling	243	514	1,236	—	1,993
Other restaurant capital expenditures (1)	558	687	958	—	2,203
Corporate and restaurant information systems	—	—	—	392	392

Total capital expenditures	$801	$1,290	$3,297	$392	$5,780

Number of new restaurant openings	—	—	—		—

1)	Excludes restaurant repair and maintenance expenses included in other restaurant operating expenses in our consolidated financial statements. For the three months ended March 31, 2011 and 2010, total restaurant repair and maintenance expenses were approximately $4.8 million and $4.4 million, respectively.
2)	Includes a Burger King restaurant which was relocated within the same market area under a new franchise agreement.

In 2011, we anticipate that total capital expenditures will range from $45 million to $55 million, although the actual amount of capital expenditures may differ from these estimates. In 2011 we plan to open five to seven new Hispanic Brand restaurants and to relocate one Burger King restaurant. Capital expenditures in 2011 are expected to include approximately $10 million to $15 million for the development of new restaurants and purchase of related real estate. Capital expenditures in 2011 also are expected to include expenditures of approximately $25 million to $30 million for the ongoing reinvestment in our three restaurant concepts for remodeling costs and capital maintenance expenditures and approximately $10 million of other expenditures, including approximately $6.0 million for new point-of-sale systems at our Burger King restaurants.

Investing activities also include sale-leaseback transactions related to our restaurant properties, the net proceeds from which were $1.9 million and $2.3 million in the three months ended March 31, 2011 and 2010, respectively. The net proceeds from these sales were used to reduce outstanding borrowings under our senior credit facility. In the first quarter of 2010 we also purchased one of our restaurant properties for $1.1 million for a future sale-leaseback transaction.

Financing Activities. Net cash provided from financing activities in the three months ended March 31, 2011 and 2010 was $3.2 million and $4.3 million, respectively, due to net revolver borrowings of $6.3 million and $8.3 million in the first quarter of 2011 and 2010, respectively. Principal payments on our term loan under our senior credit facility were $2.8 million and $4.0 million in the first quarter of 2011 and 2010, respectively. During the three months ended March 31, 2011 we also deferred $0.3 million of financing costs pertaining to our planned 2011 refinancing activities.

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

Both term loan and revolving credit borrowings under the senior credit facility bear interest at a per annum rate, at Carrols’ option, of either:

1) the applicable margin ranging from 0% to 0.25% based on our senior leverage ratio (as defined in the senior credit facility), plus the greater of (i) the prime rate or (ii) the federal funds rate for that day plus 0.5%; or

2) Adjusted LIBOR plus the applicable margin percentage in effect ranging from 1.0% to 1.5% based on our senior leverage ratio. At April 3, 2011 the LIBOR margin percentage was 1.0%.

At April 3, 2011, outstanding term loan A borrowings were $84.4 million with the remaining balance due and payable as follows:

1) Four quarterly installments of approximately $4.2 million beginning on June 30, 2011; and

2) Four quarterly installments of approximately $16.9 million beginning on June 30, 2012.

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

In general, obligations under the senior credit facility are guaranteed by us and all of Carrols’ material subsidiaries and are collateralized by a pledge of Carrols’ common stock and the stock of each of Carrols’ material subsidiaries. The senior credit facility contains certain covenants, including, without limitation, those limiting Carrols’ ability to incur indebtedness, incur liens, sell or acquire assets or businesses, change the nature of Carrols business, engage in transactions with related parties, make certain investments or pay dividends. In addition, Carrols is required to meet certain financial ratios, including fixed charge coverage, senior leverage, and total leverage ratios (all as defined under the senior credit facility). Carrols was in compliance as of April 3, 2011 with the covenants in the senior credit facility. At April 3, 2011, Carrols fixed charge coverage ratio was 1.40 to 1.00 compared to the minimum required fixed charge ratio of 1.20 to 1.00, Carrols senior leverage ratio was 1.29 to 1.00 compared to the allowed senior leverage ratio of 2.00 to 1.00, and Carrols total leverage ratio was 3.37 to 1.00 compared to the allowed total leverage ratio of 4.00 to 1.00.

Notes. On December 15, 2004, Carrols issued $180.0 million of Notes that bear interest at a rate of 9% payable semi-annually on January 15 and July 15 and mature on January 15, 2013. The notes are currently redeemable at the option of Carrols in whole or in part at a price equal to the principal amount plus accrued interest to the date of redemption.

The Notes are unsecured and guaranteed by Carrols’ material subsidiaries. Restrictive covenants under the Notes include limitations with respect to, among other things, Carrols’ and its material subsidiaries’ ability to incur additional debt, incur liens, sell or acquire assets or businesses, pay dividends and make certain investments. The Indenture governing the Notes contains customary default provisions as provided therein, including without limitation, a cross default provision pursuant to which it is an event of default under the Notes and the Indenture if there is a default under any indebtedness of Carrols having an outstanding principal amount of $20 million or more (which would include the senior credit facility) if such default results in the acceleration of such indebtedness prior to its stated maturity or is caused by a failure to pay principal when due. Carrols was in compliance as of April 3, 2011 with the restrictive covenants in the indenture governing the Notes.

Indebtedness. At April 3, 2011, we had total debt outstanding of $267.0 million comprised of $165.0 million of Notes, term loan borrowings of $84.4 million under the senior credit facility, revolving credit borrowings of $6.3 million under the senior credit facility, lease financing obligations of $10.1 million and capital lease obligations of $1.2 million. After reserving $13.5 million for letters of credit guaranteed by our senior credit facility, $45.2 million was available for revolving credit borrowings under the senior credit facility at April 3, 2011.

Contractual Obligations

A table of our contractual obligations as of December 31, 2010 was included in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2010. There have been no significant changes to our contractual obligations during the three months ended March 31, 2011.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements other than our operating leases, which are primarily for our restaurant properties and not recorded on our consolidated balance sheet.

Application of Critical Accounting Policies

Our unaudited interim consolidated financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America. Preparing consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. These estimates and assumptions are affected by the application of our accounting policies. Our significant accounting policies are described in the “Significant Accounting Policies” footnote in the notes to our Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2010. Critical accounting estimates are those that require application of management’s most difficult, subjective or complex judgments, often as a result of matters that are inherently uncertain and may change in subsequent periods. There have been no material changes affecting our critical accounting policies previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010 during the three months ended March 31, 2011.

Effects of New Accounting Standards

There are currently no recent accounting pronouncements that which had, or are expected to have, a material impact on our consolidated financial statements as of the date of this report.

Forward Looking Statements

This Quarterly Report on Form 10-Q contains statements which constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Statements that are predictive in nature or that depend upon or refer to future events or conditions are forward-looking statements. These statements are often identified by the words “may,” “might,” “will,” “should,” “anticipate,” “believe,” “expect,” “intend,” “estimate,” “hope”, “plan” or similar expressions. In addition, expressions of our strategies, intentions or plans are also forward looking statements. These statements reflect management’s current views with respect to future events and are subject to risks and uncertainties, both known and unknown. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their date. There are important factors that could cause actual results to differ materially from those in forward-looking statements, many of which are beyond our control. Investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those projected or implied in the forward-looking statements. We believe important factors that could cause actual results to differ materially from our expectations include the following, in addition to other risks and uncertainties discussed herein and in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010:

•	The effect of the proposed tax-free spin-off of our Hispanic Brand businesses;

•	The potential tax liability associated with the proposed tax-free spin-off of our Hispanic Brand businesses;

•	Competitive conditions;

•	Regulatory factors;

•	Environmental conditions and regulations;

•	General economic conditions, particularly in the retail sector;

•	Weather conditions;

•	Increases in commodity costs;

•	Fuel prices;

•	Significant disruptions in service or supply by any of our suppliers or distributors;

•	Changes in consumer perception of dietary health and food safety;

•	Labor and employment benefit costs;

•	The outcome of pending or future legal claims and proceedings;

•

Our ability to manage our growth and successfully implement our business strategy (including, without limitation, our announced intention to refinance our indebtedness in advance of the proposed spin-off transaction) and other related risks and uncertainties;

•	The risks associated with the expansion of our business;

•	Our ability to integrate any businesses we acquire;

•	Our borrowing costs and credit ratings, which may be influenced by the credit ratings of our competitors;

•

The availability and terms of necessary or desirable financing or refinancing (including, without limitation, our announced intention to refinance our indebtedness in advance of the proposed spin-off transaction) and other related risks and uncertainties;

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

Inflation

The inflationary factors that have historically affected our results of operations include increases in food and paper costs, labor and other operating expenses and energy costs. Labor costs in our restaurants are impacted by changes in the Federal and state hourly minimum wage rates as well as changes in payroll related taxes, including Federal and state unemployment taxes. We typically attempt to offset the effect of inflation, at least in part, through periodic menu price increases and various cost reduction programs. However, no assurance can be given that we will be able to fully offset such inflationary cost increases in the future.

ITEM 3—QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There were no material changes from the information presented in Item 7A included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 with respect to the Company’s market risk sensitive instruments.

A 1% change in interest rates would have resulted in an increase or decrease in interest expense of approximately $0.2 million for the three months ended March 31, 2011.

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

Evaluation of Disclosure Controls and Procedures. We have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report, with the participation of our Chief Executive Officer and Chief Financial Officer, as well as other key members of our management. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of April 3, 2011.

No change occurred in our internal control over financial reporting during the first quarter of 2011 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings

None

Item 1A.	Risk Factors

Part I — Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2010 describes important factors that could cause our actual operating results to differ materially from those indicated or suggested by forward-looking statements made in this Form 10-Q or presented elsewhere by management from time-to-time. There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.	Default Upon Senior Securities

None

Item 4.	Reserved

Item 5.	Other Information

None

Item 6.	Exhibits

(a) The following exhibits are filed as part of this report.

Exhibit No.

10.1	Third Supplement to Indenture dated as of May 4, 2011 by and among Carrols Corporation, Fiesta Restaurant Group, Inc. and The Bank of New York Mellon (formerly known as The Bank of New York).

10.2	Joinder Agreement dated as of May 4, 2011 by and among Carrols Corporation, certain subsidiaries of Carrols Corporation, Carrols Restaurant Group, Inc., Fiesta Restaurant Group, Inc. and Well Fargo Bank, National Association (successor by merger to Wachovia Bank, National Association).

31.1	Chief Executive Officer’s Certificate Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Carrols Restaurant Group, Inc.

31.2	Chief Financial Officer’s Certificate Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Carrols Restaurant Group, Inc.

31.3	Chief Executive Officer’s Certificate Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Carrols Corporation.

31.4	Chief Financial Officer’s Certificate Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Carrols Corporation.

32.1	Chief Executive Officer’s Certificate Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Carrols Restaurant Group, Inc.

32.2	Chief Financial Officer’s Certificate Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Carrols Restaurant Group, Inc.

32.3	Chief Executive Officer’s Certificate Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Carrols Corporation.

32.4	Chief Financial Officer’s Certificate Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Carrols Corporation.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CARROLS RESTAURANT GROUP, INC.

Date: May 12, 2011	/S/ ALAN VITULI
(Signature)
Alan Vituli Chairman of the Board and Chief Executive Officer

Date: May 12, 2011	/S/ PAUL R. FLANDERS
(Signature)
Paul R. Flanders Vice President – Chief Financial Officer and Treasurer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CARROLS CORPORATION

Date: May 12, 2011	/S/ ALAN VITULI
(Signature)
Alan Vituli Chairman of the Board and Chief Executive Officer

Date: May 12, 2011	/S/ PAUL R. FLANDERS
(Signature)
Paul R. Flanders Vice President – Chief Financial Officer and Treasurer