Form 10-Q
period 2011-07-03
CARROLS CORP; CARROLS RESTAURANT GROUP, INC.
filed 2011-08-12
CIK 17927, 809248

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 3, 2011

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

Indicate by check mark whether either of the registrants are shell companies (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of August 4, 2011, Carrols Restaurant Group, Inc. had 22,086,503 shares of its common stock, $.01 par value, outstanding. As of August 4, 2011, all outstanding equity securities of Carrols Corporation, which consisted of 10 shares of its common stock, were owned by Carrols Restaurant Group, Inc.

CARROLS RESTAURANT GROUP, INC. AND CARROLS CORPORATION

FORM 10-Q

QUARTER ENDED JULY 3, 2011

PART I—FINANCIAL INFORMATION

ITEM 1—INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

CARROLS RESTAURANT GROUP, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(In thousands of dollars, except share and per share amounts)

(Unaudited)

	June 30, 2011	December 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	$7,437	$3,144
Trade and other receivables	7,177	5,213
Inventories	5,213	5,203
Prepaid rent	4,074	4,018
Prepaid expenses and other current assets	5,928	5,349
Refundable income taxes	418	869
Deferred income taxes	4,609	4,609

Total current assets	34,856	28,405
Property and equipment, net	186,685	186,850
Franchise rights, net (Note 4)	68,834	70,432
Goodwill (Note 4)	124,934	124,934
Intangible assets, net	360	419
Franchise agreements, at cost less accumulated amortization of $6,346 and $6,102 respectively	5,457	5,629
Deferred income taxes	—	1,949
Other assets	8,215	7,684

Total assets	$429,341	$426,302

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt (Note 5)	$4,927	$15,538
Accounts payable	13,251	13,944
Accrued interest	6,828	6,853
Accrued payroll, related taxes and benefits	19,235	19,504
Accrued real estate taxes	4,543	4,778
Other liabilities	9,464	7,434

Total current liabilities	58,248	68,051
Long-term debt, net of current portion (Note 5)	241,457	237,914
Lease financing obligations (Note 9)	11,799	10,061
Deferred income—sale-leaseback of real estate	39,192	40,472
Accrued postretirement benefits (Note 8)	1,709	1,845
Deferred income taxes	1,057	—
Other liabilities (Note 7)	21,635	23,052

Total liabilities	375,097	381,395
Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock, par value $.01; authorized 20,000,000 shares, issued and outstanding—none	—	—
Voting common stock, par value $.01; authorized 100,000,000 shares, issued and outstanding - 22,075,409 and 21,678,203 shares, respectively	216	216
Additional paid-in capital	5,057	3,474
Retained earnings	47,577	39,823
Accumulated other comprehensive income (Note 13)	1,535	1,535
Treasury stock, at cost	(141)	(141)

Total stockholders’ equity	54,244	44,907

Total liabilities and stockholders’ equity	$429,341	$426,302

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CARROLS RESTAURANT GROUP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

THREE AND SIX MONTHS ENDED JUNE 30, 2011 AND 2010

(In thousands of dollars, except share and per share amounts)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Revenues:
Restaurant sales	$209,343	$204,141	$406,216	$398,808
Franchise royalty revenues and fees	501	335	866	812

Total revenues	209,844	204,476	407,082	399,620

Costs and expenses:
Cost of sales	66,172	62,969	126,487	122,167
Restaurant wages and related expenses (including stock-based compensation expense of $10, $14, $20 and $28, respectively)	60,232	59,611	118,800	118,745
Restaurant rent expense	12,208	12,232	24,262	24,588
Other restaurant operating expenses	29,039	29,105	56,963	57,337
Advertising expense	7,472	7,758	14,975	14,604
General and administrative (including stock-based compensation expense of $713, $402, $1,378 and $781, respectively)	13,749	12,677	27,605	25,174
Depreciation and amortization	8,389	8,113	16,497	16,235
Impairment and other lease charges (Note 3)	975	3,631	2,055	3,901
Other income (Note 14)	(342)	—	(448)	—

Total operating expenses	197,894	196,096	387,196	382,751

Income from operations	11,950	8,380	19,886	16,869
Interest expense	4,579	4,708	9,192	9,451

Income before income taxes	7,371	3,672	10,694	7,418
Provision for income taxes (Note 6)	1,863	1,237	2,940	2,669

Net income	$5,508	$2,435	$7,754	$4,749

Basic net income per share (Note 12)	$0.25	$0.11	$0.36	$0.22

Diluted net income per share (Note 12)	$0.25	$0.11	$0.35	$0.22

Basic weighted average common shares outstanding (Note 12)	21,663,181	21,618,962	21,652,950	21,616,325
Diluted weighted average common shares outstanding (Note 12)	22,160,514	21,844,162	22,114,134	21,840,881

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CARROLS RESTAURANT GROUP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

SIX MONTHS ENDED JUNE 30, 2011 AND 2010

(In thousands of dollars)

(Unaudited)

	2011	2010
Cash flows provided from operating activities:
Net income	$7,754	$4,749
Adjustments to reconcile net income to net cash provided from operating activities:
Loss (gain) on disposals of property and equipment	(97)	220
Stock-based compensation expense	1,398	809
Impairment and other lease charges	2,055	3,901
Depreciation and amortization	16,497	16,235
Amortization of deferred financing costs	466	477
Amortization of deferred gains from sale-leaseback transactions	(1,682)	(1,674)
Accretion of interest on lease financing obligations	2	30
Deferred income taxes	3,006	82
Refundable income taxes	451	576
Changes in other operating assets and liabilities	(4,537)	(7,268)

Net cash provided from operating activities	25,313	18,137

Cash flows used for investing activities:
Capital expenditures:
New restaurant development	(8,696)	(5,910)
Restaurant remodeling	(5,738)	(4,955)
Other restaurant capital expenditures	(4,401)	(4,590)
Corporate and restaurant information systems	(1,836)	(710)

Total capital expenditures	(20,671)	(16,165)
Properties purchased for sale-leaseback	—	(2,486)
Proceeds from sale-leaseback transactions	5,012	4,109
Proceeds from sales of other properties	572	—

Net cash used for investing activities	(15,087)	(14,542)

Cash flows used for financing activities:
Borrowings on revolving credit facility	32,700	71,700
Repayments on revolving credit facility	(32,700)	(69,200)
Principal pre-payments on term loans	—	(1,023)
Scheduled principal payments on term loans	(7,036)	(5,942)
Principal payments on capital leases	(32)	(44)
Proceeds from lease financing obligations	1,736	—
Financing costs associated with issuance of lease financing obligations	(89)	—
Deferred financing fees	(697)	—
Proceeds from stock option exercises	185	28

Net cash used for financing activities	(5,933)	(4,481)

Net increase (decrease) in cash and cash equivalents	4,293	(886)
Cash and cash equivalents, beginning of period	3,144	4,402

Cash and cash equivalents, end of period	$7,437	$3,516

Supplemental disclosures:
Interest paid on long-term debt	$8,250	$8,484
Interest paid on lease financing obligations	$500	$457
Accruals for capital expenditures	$674	$641
Income tax (refunds) payments, net	$(515)	$1,982
Capital lease obligations incurred	$—	$123

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CARROLS RESTAURANT GROUP, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands of dollars except share and per share amounts)

1. Basis of Presentation

Business Description. At July 3, 2011 the Company operated, as franchisee, 303 restaurants under the trade name “Burger King” in 12 Northeastern, Midwestern and Southeastern states. At July 3, 2011, the Company also owned and operated 90 Pollo Tropical restaurants, of which 85 were located in Florida and five were located in New Jersey, and franchised a total of 30 Pollo Tropical restaurants, 21 in Puerto Rico, two in Ecuador, one in Honduras, one in the Bahamas, one in Trinidad, one in Venezuela and three on college campuses in Florida. At July 3, 2011 the Company also owned and operated 157 Taco Cabana restaurants located primarily in Texas and franchised two Taco Cabana restaurants in New Mexico, two in Texas and one in Georgia.

Basis of Consolidation. The unaudited consolidated financial statements presented herein include the accounts of Carrols Restaurant Group, Inc. (“Carrols Restaurant Group” or the “Company”) and its wholly-owned subsidiary Carrols Corporation (“Carrols”). In April 2011, Fiesta Restaurant Group, Inc. (“Fiesta Restaurant Group”), a wholly owned subsidiary of Carrols Corporation, was incorporated. In May 2011, Carrols contributed all of the outstanding capital stock of Pollo Operations, Inc. and Pollo Franchise Inc. (collectively “Pollo Tropical”) and Taco Cabana Inc. and subsidiaries (collectively “Taco Cabana”) to Fiesta Restaurant Group in exchange for all of the outstanding capital stock of Fiesta Restaurant Group. Any reference to “Carrols LLC” refers to Carrols’ wholly-owned subsidiary, Carrols LLC, a Delaware limited liability company. Carrols Restaurant Group is a holding company and conducts all of its operations through Carrols and its wholly-owned subsidiaries. Unless the context otherwise requires, Carrols Restaurant Group, Carrols and the direct and indirect subsidiaries of Carrols are collectively referred to as the “Company.” All intercompany transactions have been eliminated in consolidation.

On February 24, 2011, the Company announced its intention to split its business into two separate, publicly-traded companies through the tax-free spin-off of Fiesta Restaurant Group to its stockholders. If the spin-off is consummated, Fiesta Restaurant Group will continue to own and operate the Pollo Tropical and Taco Cabana businesses and the Company, Carrols and Carrols LLC will continue to own and operate its franchised Burger King restaurants. In the spin-off, it is anticipated that all shares of Fiesta Restaurant Group common stock, which are currently held by Carrols, will be distributed in the form of a pro rata dividend to the stockholders of Carrols Restaurant Group.

The difference between the consolidated financial statements of Carrols Restaurant Group and Carrols is primarily due to additional rent expense of approximately $6 per year for Carrols Restaurant Group and the composition of stockholders’ equity.

Fiscal Year. The Company uses a 52-53 week fiscal year ending on the Sunday closest to December 31. All references herein to the fiscal years ended January 2, 2011 and January 3, 2010 will be referred to as the fiscal years ended December 31, 2010 and 2009, respectively. Similarly, all references herein to the three and six months ended July 3, 2011 and July 4, 2010 will be referred to as the three and six months ended June 30, 2011 and June 30, 2010, respectively. The fiscal year ended December 31, 2010 contained 52 weeks and the fiscal year ended December 31, 2009 contained 53 weeks. The three and six months ended June 30, 2011 and 2010 each contained thirteen and twenty-six weeks, respectively.

Basis of Presentation. The accompanying unaudited consolidated financial statements for the three and six months ended June 30, 2011 and 2010 have been prepared without an audit, pursuant to the rules and regulations of the Securities and Exchange Commission and do not include certain of the information and the footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all normal and recurring adjustments considered necessary for a fair presentation of such financial statements have been included. The results of operations for the three and six months ended June 30, 2011 and 2010 are not necessarily indicative of the results to be expected for the full year.

These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2010 contained in the Company’s 2010 Annual Report on Form 10-K. The December 31, 2010 balance sheet data is derived from those audited financial statements.

CARROLS RESTAURANT GROUP, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—Continued

(in thousands of dollars except share and per share amounts)

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

•

Senior Subordinated Notes. The fair values of outstanding senior subordinated notes are based on quoted market prices. The fair values at both June 30, 2011 and December 31, 2010 were approximately $165.4 million.

•

Revolving and Term Loan Facilities. Rates and terms under Carrols’ senior credit facility are favorable to debt with similar terms and maturities that could be obtained, if at all, at June 30, 2011. Given the lack of comparative information regarding such debt, including the lack of trading in Carrols’ Term A debt, it is not practicable to estimate the fair value of our existing borrowings under Carrols’ senior credit facility at June 30, 2011.

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

Subsequent Events. The Company evaluated for subsequent events through the issuance date of the Company’s financial statements. See Note 16 to the consolidated financial statements.

2. Stock-Based Compensation

On January 15, 2011, the Company granted in the aggregate 360,200 non-vested restricted shares of its common stock to certain employees. In general, these shares vest 25% per year and will be expensed over their 4 year vesting period. Included in the non-vested restricted share grant were 200,000 shares granted to our Chief Executive Officer, of which 100,000 shares will be expensed over a one year period ending January 15, 2012 and 100,000 shares will be expensed through December of 2013.

Stock-based compensation expense for the three and six months ended June 30, 2011 was $0.7 million and $1.4 million, respectively. As of June 30, 2011, the total non-vested stock-based compensation expense relating to the options and non-vested shares was approximately $4.0 million and the Company expects to record an additional $1.4 million as compensation expense in 2011. At June 30, 2011, the remaining weighted average vesting period for stock options and non-vested shares was 2.6 years and 3.3 years, respectively.

CARROLS RESTAURANT GROUP, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—Continued

(in thousands of dollars except share and per share amounts)

Stock Options

A summary of all option activity for the six months ended June 30, 2011 was as follows:

	2006 Plan
	Number of Options	Weighted Average Exercise Price	Average Remaining Contractual Life	Aggregate Intrinsic Value (1)
Options outstanding at January 1, 2011	2,588,017	$9.17	4.2	$2,948
Granted	—
Exercised	(31,286)	5.44
Forfeited	(31,825)	9.46

Options outstanding at June 30, 2011	2,524,906	9.21	3.7	7,391

Vested or expected to vest at June 30, 2011	2,504,748	9.23	3.7	7,300

Options exercisable at June 30, 2011	1,607,914	10.75	3.2	3,220

(1)	The aggregate intrinsic value was calculated using the difference between the market price of the Company’s common stock at July 3, 2011 of $10.64 and the grant price for only those awards that had a grant price that was less than the market price of the Company’s common stock at July 3, 2011.

A summary of all non-vested stock activity for the six months ended June 30, 2011 was as follows:

	Shares	Weighted Average Grant Date Price
Nonvested at January 1, 2011	45,701	$6.16
Granted	368,534	7.68
Vested	(11,939)	6.32
Forfeited	(2,850)	6.62

Nonvested at June 30, 2011	399,446	7.56

3. Impairment of Long-Lived Assets and Other Lease Charges

The Company reviews its long-lived assets, principally property and equipment, for impairment at the restaurant level. If an indicator of impairment exists for any of its assets, an estimate of the undiscounted future cash flows over the life of the primary asset for each restaurant is compared to that long-lived asset’s carrying value. If the carrying value is greater than the undiscounted cash flow, the Company then determines the fair value of the asset and if an asset is determined to be impaired, the loss is measured by the excess of the carrying amount of the asset over its fair value. For closed restaurant locations, the Company reviews the future minimum lease payments and related ancillary costs from the date of the restaurant closure to the end of the remaining lease term and records a lease charge for the lease liabilities to be incurred, net of any estimated sublease recoveries.

The Company determined the fair value of restaurant equipment, for those restaurants reviewed for impairment, based on current economic conditions and the Company’s history of using these assets in the operation of its business. These fair value asset measurements rely on significant unobservable inputs and are considered Level 3 in the fair value hierarchy. The Level 3 assets measured at fair value associated with impairment charges recorded during the six months ended June 30, 2011 totaled $48.

CARROLS RESTAURANT GROUP, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—Continued

(in thousands of dollars except share and per share amounts)

Impairment and other lease charges recorded on long-lived assets for the Company’s segments were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Burger King	$155	$259	$971	$281
Pollo Tropical	364	1,931	636	1,983
Taco Cabana	456	1,441	448	1,637

	$975	$3,631	$2,055	$3,901

During the three months ended June 30, 2011, the Company recorded impairment and lease charges of $1.0 million which consisted primarily of $0.1 million for an underperforming Burger King restaurant, $0.4 million in lease charges for two previously closed Pollo Tropical restaurants, $0.3 million of lease charges for a Taco Cabana restaurant that was closed in the second quarter of 2011, and $0.2 million in lease charges for two previously closed Taco Cabana restaurants.

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

There have been no changes in goodwill or goodwill impairment losses during the six months ended June 30, 2011 or the years ended December 31, 2010 and 2009. Goodwill balances are summarized below:

	Pollo Tropical	Taco Cabana	Burger King	Total
Balance, June 30, 2011	$56,307	$67,177	$1,450	$124,934

Burger King Franchise Rights. Amounts allocated to franchise rights for each Burger King acquisition are amortized using the straight-line method over the average remaining term of the acquired franchise agreements plus one twenty-year renewal period.

The Company assesses the potential impairment of Burger King franchise rights whenever events or changes in circumstances indicate that the carrying value may not be recoverable. If an indicator of impairment exists, an estimate of the aggregate undiscounted cash flows from the acquired restaurants is compared to the respective carrying value of franchise rights for each Burger King acquisition. If an asset is determined to be impaired, the loss is measured by the excess of the carrying amount of the asset over its fair value. No impairment charges were recorded related to the Company’s Burger King franchise rights for the three and six months ended June 30, 2011 and 2010.

Amortization expense related to Burger King franchise rights was $799 and $798 for the three months ended June 30, 2011 and 2010, respectively, and $1,598 for both the six months ended June 30, 2011 and 2010. The Company estimates the amortization expense for the year ending December 31, 2011 and for each of the five succeeding years to be $3,194.

CARROLS RESTAURANT GROUP, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—Continued

(in thousands of dollars except share and per share amounts)

5. Long-term Debt

Long-term debt at June 30, 2011 and December 31, 2010 consisted of the following:

	June 30, 2011	December 31, 2010
Collateralized:
Senior Credit Facility-Revolving credit facility	$—	$—
Senior Credit Facility-Term loan A facility	80,214	87,250

Unsecured:
9% Senior Subordinated Notes	165,000	165,000
Capital leases	1,170	1,202

	246,384	253,452
Less: current portion	(4,927)	(15,538)

	$241,457	$237,914

On August 5, 2011 Carrols LLC and Fiesta Restaurant Group each entered into a new and independent secured credit facility. The new Carrols LLC secured credit facility provides for aggregate term loan borrowings of $65.0 million and a revolving credit facility that provides for aggregate borrowings of up to $20.0 million. The new Fiesta Restaurant Group secured credit facility consists of a revolving credit facility that provides for aggregate borrowings of up to $25.0 million. Also on August 5, 2011, Fiesta Restaurant Group issued $200.0 million of 8.875% Senior Secured Second Lien Notes due 2016 (the “Fiesta Notes”). Carrols LLC used net proceeds from the term loan borrowings of $65.0 million under the Carrols LLC secured credit facility and Fiesta Restaurant Group used net proceeds from the sale of the Fiesta Notes to distribute funds to Carrols to enable Carrols to (i) repay all outstanding indebtedness under Carrols prior senior credit facility, (ii) repurchase its outstanding 9% Senior Subordinated Notes due 2013 (the "Carrols Notes") pursuant to a cash tender offer and related consent solicitation and to pay the related tender premium and (iii) pay related fees and expenses. On August 5, 2011 there were no outstanding revolving credit borrowings under the new Carrols LLC secured credit facility or the new Fiesta Restaurant Group secured credit facility.

In connection with these transactions, on July 22, 2011 Carrols commenced a tender offer and consent solicitation for all of its outstanding Carrols Notes. On August 5, 2011, $118.4 million were accepted for payment and paid by Carrols. Carrols LLC distributed to Carrols net proceeds from the term loan borrowings of $65.0 million under the Carrols LLC secured credit facility and Fiesta Restaurant Group distributed to Carrols net proceeds from the sale of the $200.0 million Fiesta Notes to enable Carrols to redeem the balance of its outstanding Carrols Notes not tendered in the tender offer, which will expire on August 18, 2011, unless terminated or extended. As of August 5, 2011, $46.6 million of the Carrols Notes had not yet been tendered.

In accordance with ASC – 470, the Company has classified as current, at June, 30, 2011, the principal payment requirements for the next twelve months of the new borrowings discussed above. This resulted in a reclassification of $24.7 million of debt from short-term to long-term.

New Secured Credit Facilities. On August 5, 2011 Fiesta Restaurant Group entered into a new first lien revolving credit facility providing for aggregate borrowings of up to $25.0 million (including $10.0 million available for letters of credit). The new Fiesta Restaurant Group revolving credit facility also provides for incremental increases of up to $5.0 million, in the aggregate, to the revolving credit borrowings available under the Fiesta Restaurant Group secured credit facility, and matures on February 5, 2016. Borrowings under the Fiesta Restaurant Group secured credit facility bear interest at a per annum rate, at Fiesta Restaurant Group's option, of either (all terms as defined in the Fiesta Restaurant secured credit facility):

1) the Alternate Base Rate plus the applicable margin of 2.0% to 2.75% based on Fiesta Restaurant Group's Adjusted Leverage Ratio (with an initial applicable margin set at 2.5% until the delivery of financial statements for the fourth fiscal quarter of 2011 to the agent and lenders under the Fiesta Restaurant Group secured credit facility), or

2) the LIBOR Rate plus the applicable margin of 3.0% to 3.75% based on Fiesta Restaurant Group's Adjusted Leverage Ratio (with an initial applicable margin set at 3.5% until the delivery of financial statements for the fourth fiscal quarter of 2011 to the agent and lenders under the Fiesta Restaurant Group secured credit facility).

CARROLS RESTAURANT GROUP, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—Continued

(in thousands of dollars except share and per share amounts)

Fiesta Restaurant Group’s obligations under the Fiesta Restaurant Group secured credit facility are guaranteed by Fiesta Restaurant Group’s material subsidiaries and secured by a first priority lien on substantially all of the assets of Fiesta Restaurant Group and its material subsidiaries, as guarantors, (including a pledge of all of the capital stock and equity interests of its material subsidiaries).

The Fiesta Restaurant Group secured senior credit facility contains customary default provisions, including without limitation, a cross default provision pursuant to which it is an event of default under these facilities if there is a default under any indebtedness of Fiesta Restaurant Group having an outstanding principal amount of $2.5 million or more which results in the acceleration of such indebtedness prior to its stated maturity or is caused by a failure to pay principal when due.

On August 5, 2011 Carrols LLC entered into a new secured credit facility, which provides for $65.0 million aggregate principal amount of term loan borrowings and a revolving credit facility which provides for aggregate borrowings of up to $20.0 million (including $10.0 million available for letters of credit) both maturing on August 5, 2016. The Carrols LLC secured credit facility also provides for incremental borrowing increases of up to $25 million, in the aggregate, to the revolving credit facility and term loan borrowings available under the Carrols LLC secured credit facility. Borrowings under the term loan and revolving credit borrowings under the Carrols LLC secured credit facility bear interest at a per annum rate, at Carrols LLC's option, of either (all terms as defined in the Carrols LLC secured credit facility):

1) the Alternate Base Rate plus the applicable margin of 2.25% to 4.0% based on Carrols LLC's Adjusted Leverage Ratio (with an initial applicable margin set at 2.75% until the delivery of financial statements for the fourth fiscal quarter of 2011 to the agent and lenders under the Carrols LLC secured credit facility), or

2) the LIBOR Rate plus the applicable margin of 3.25% to 4.0% based on Carrols LLC's Adjusted Leverage Ratio (with an initial applicable margin set at 3.75% until the delivery of financial statements for the fourth fiscal quarter of 2011 to the agent and lenders under the Carrols LLC secured credit facility).

Under the Carrols LLC secured credit facility, Carrols LLC will be required to make mandatory prepayments of revolving credit facility borrowings and principal on term loan borrowings (i) annually in an amount equal to 50% to 100% of Excess Cash Flow (as defined in the Carrols LLC secured credit facility) based on Carrols LLC’s Adjusted Leverage Ratio and (ii) in the event of dispositions of assets, debt issuances and insurance and condemnation proceeds (all subject to certain exceptions).

The term loan borrowings under the new Carrols LLC secured credit facility are payable in consecutive quarterly principal payments of $1.625 million beginning on the last day of the fourth quarter of 2011 through the first quarter of 2016 with the remaining outstanding principal amount of $30.75 million due on the maturity date of August 5, 2016.

Carrols LLC’s obligations under the Carrols LLC secured credit facility are secured by a first priority lien on substantially all of the assets of Carrols LLC and by a pledge by Carrols of all of the outstanding equity interests of Carrols LLC.

The Carrols LLC secured senior credit facility contains customary default provisions, including without limitation, a cross default provision pursuant to which it is an event of default under these facilities if there is a default under any indebtedness of Carrols LLC having an outstanding principal amount of $2.5 million or more which results in the acceleration of such indebtedness prior to its stated maturity or is caused by a failure to pay principal when due.

Fiesta Restaurant Group Senior Secured Second Lien Notes. On August 5, 2011, Fiesta Restaurant Group issued $200.0 million of 8.875% Senior Secured Second Lien Notes due 2016 pursuant to an indenture dated as of August 5, 2011 governing such notes. The Fiesta Notes mature on August 15, 2016 and the entire principal amount of the Fiesta Notes is payable of such maturity date. Interest is payable semi-annually on February 15 and August 15 with the first interest payment due on February 15, 2012. The Fiesta Notes are secured by second-priority liens on substantially all of Fiesta Restaurant Group’s and its material subsidiaries assets.

The Fiesta Notes are redeemable at the option of Fiesta Restaurant Group in whole or in part at any time after February 15, 2014 at a price of 104.438% of the principal amount plus accrued and unpaid interest, if any, if redeemed before February 15, 2015, 102.219% of the principal amount plus accrued and unpaid interest, if any, if redeemed after February 15, 2015 but before February 15, 2016 and 100% of the principal amount plus accrued and unpaid interest, if any, if redeemed after February 15, 2016. Prior to February 14, 2014, Fiesta Restaurant Group may redeem some or all of the Fiesta Notes at a redemption price of 100% of the principal

CARROLS RESTAURANT GROUP, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—Continued

(in thousands of dollars except share and per share amounts)

amount of each note plus accrued and unpaid interest, if any, and a make-whole premium. In addition, at any time prior to February 15, 2014, Fiesta Restaurant Group may redeem up to 35% of the Fiesta Notes with the net cash proceeds from specified equity offerings at a redemption price equal to 108.875% of the principal amount of each note to be redeemed, plus accrued and unpaid interest, if any, to the date of redemption.

The indenture governing the Fiesta Notes includes certain covenants, including limitations and restrictions on Fiesta Restaurant Group and its material subsidiaries who are guarantors under such indenture to incur additional debt, issue preferred stock, pay dividends or make distributions in respect of capital stock or make certain other restricted payments or investments, incur liens, sell assets, enter into transactions with affiliates, agree to payment restrictions affecting certain of its material subsidiaries and enter into mergers, consolidations or sales of all or substantially all of Fiesta Restaurant Group’s or its material subsidiaries' assets. These covenants are subject to certain exceptions and qualifications including, without limitation, permitting the spin-off transaction discussed in Note 1.

The indenture governing the Fiesta Notes contains customary default provisions, including without limitation, a cross default provision pursuant to which it is an event of default under these notes and the indenture if there is a default under any indebtedness of Fiesta Restaurant Group having an outstanding principal amount of $15.0 million or more which results in the acceleration of such indebtedness prior to its stated maturity or is caused by a failure to pay principal when due.

Carrols Senior Credit Facility. Carrols’ prior senior credit facility totaled $185 million, originally consisting of $120 million principal amount of term loan A borrowings maturing on March 9, 2013 (or earlier on September 30, 2012 if the Carrols Notes are not refinanced by June 30, 2012) and a $65.0 million revolving credit facility (including a sub limit of up to $25.0 million for letters of credit and up to $5.0 million for swingline loans), maturing on March 8, 2012.

The term loan and revolving credit borrowings under the prior senior credit facility bore interest at a per annum rate, at Carrols’ option, of either:

1) the applicable margin percentage ranging from 0% to 0.25% based on Carrols’ senior leverage ratio (as defined in the senior credit facility) plus the greater of (i) the prime rate or (ii) the federal funds rate for that day plus 0.5%; or

2) Adjusted LIBOR plus the applicable margin percentage in effect ranging from 1.0% to 1.5% based on Carrols’ senior leverage ratio. At June 30, 2011 the LIBOR margin percentage was 1.0%.

At July 3, 2011, outstanding borrowings under Term loan A of the prior senior credit facility were $80.2 million with the remaining balance due and payable as follows:

1) three quarterly installments of approximately $4.2 million beginning on September 30, 2011; and

2) four quarterly installments of approximately $16.9 million beginning on June 30, 2012.

Under the prior senior credit facility, Carrols was required to make mandatory prepayments of principal on term loan A facility borrowings (a) annually in an amount up to 50% of Excess Cash Flow depending upon Carrols’ Total Leverage Ratio (as such terms are defined in the prior senior credit facility), (b) in the event of certain dispositions of assets (all subject to certain exceptions) and insurance proceeds, in an amount equal to 100% of the net proceeds received by Carrols therefrom, and (c) in an amount equal to 100% of the net proceeds from any subsequent issuance of debt. For the year ended December 31, 2010, there was not a required prepayment based on the Excess Cash Flow for 2010, as defined. For the year ended December 31, 2009, Carrols was required to make a principal prepayment of approximately $1.0 million in the first quarter of 2010.

The prior senior credit facility contained certain covenants, including, without limitation, those limiting Carrols’ ability to incur indebtedness, incur liens, sell or acquire assets or businesses, change the nature of its business, engage in transactions with related parties, make certain investments or pay dividends. In addition, Carrols was required to meet certain financial ratios, including fixed charge coverage, senior leverage, and total leverage ratios (all as defined under the senior credit facility). Carrols was in compliance with the covenants under its prior senior credit facility as of July 3, 2011.

After reserving $13.5 million for letters of credit guaranteed by the facility, $51.5 million was available for borrowings under the prior revolving credit facility at July 3, 2011.

Carrols Senior Subordinated Notes. On December 15, 2004, Carrols issued $180 million of 9% Senior Subordinated Notes due 2013 that bear interest at a rate of 9% payable semi-annually on January 15 and July 15 and mature on January 15, 2013. At both July 3, 2011 and January 2, 2011, $165.0 million principal amount of the Carrols Notes were outstanding.

CARROLS RESTAURANT GROUP, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—Continued

(in thousands of dollars except share and per share amounts)

Restrictive covenants under the Carrols Notes included limitations with respect to the Carrols’ ability to issue additional debt, incur liens, sell or acquire assets or businesses, pay dividends and make certain investments. Carrols was in compliance as of July 3, 2011 with the restrictive covenants in the indenture governing the Carrols Notes.

On July 22, 2011, Carrols commenced an offer to purchase for cash any and all of the $165 million outstanding principal amount of the Carrols Notes and solicited consents to effect certain proposed amendments to the indenture governing the Carrols Notes. The tender offer will expire on August 18, 2011, unless terminated or extended. Holders who validly tendered the Carrols Notes on or before August 4, 2011 received total consideration of $1,003.75 for each $1,000 principal amount of such notes accepted for purchase. Total consideration included a consent payment of $30.00 per $1,000 principal amount, which was payable only to holders who tendered their Notes and validly delivered their consents prior to the expiration of the consent solicitation at 5:00 p.m. on August 4, 2011. On August 5, 2011, $118.4 million principal amount of the Carrols Notes that were validly tendered were accepted for payment and paid by Carrols. Holders who validly tender the Carrols Notes after 5:00 p.m. on August 4, 2011, but before August 18, 2011, will receive $973.75 for each $1,000 principal amount of such notes accepted for purchase. Accrued and unpaid interest, up to, but not including, the applicable settlement date, will be paid in cash on all validly tendered and accepted Carrols Notes.

The amendments to the indenture governing the Carrols Notes, among other things, eliminated a significant portion of the restrictive covenants in the indenture governing the Carrols Notes and eliminated certain events of default. The elimination (or, in certain cases, amendment) of these restrictive covenants and other provisions permit Carrols and its subsidiaries to, among other things, incur indebtedness, pay dividends or make other restricted payments, incur liens or make investments, in each case which otherwise may not have been permitted pursuant to the indenture governing the Carrols Notes. The amendments to the indenture governing the Carrols Notes are binding upon the holders of the Carrols Notes not tendered into the tender offer.

6. Income Taxes

The provision for income taxes for the three and six months ended June 30, 2011 and 2010 was comprised of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Current	$(1,143)	$1,135	$(66)	$2,587
Deferred	3,006	102	3,006	82

	$1,863	$1,237	$2,940	$2,669

The provision for income taxes for the three and six months ended June 30, 2011 was derived using an estimated effective annual income tax rate for 2011 of 29.7%, which excludes any discrete tax adjustments. Discrete tax adjustments decreased the provision for income taxes by $241 in both the three and six months ended June 30, 2011.

The provision for income taxes for the three and six months ended June 30, 2010 was derived using an estimated effective annual income tax rate for 2010 of 36.9%, which excludes any discrete tax adjustments. Discrete tax adjustments decreased the provision for income taxes by $116 and $70 in the three and six months ended June 30, 2010, respectively.

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. As of June 30, 2011 and December 31, 2010, the Company had no unrecognized tax benefits and no accrued interest related to uncertain tax positions.

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

CARROLS RESTAURANT GROUP, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—Continued

(in thousands of dollars except share and per share amounts)

7. Other Liabilities, Long-Term

Other liabilities, long-term, at June 30, 2011 and December 31, 2010 consisted of the following:

	June 30, 2011	December 31, 2010
Accrued occupancy costs	$14,000	$13,250
Accrued workers’ compensation costs	3,624	3,423
Deferred compensation	840	2,937
Other	3,171	3,442

	$21,635	$23,052

Accrued occupancy costs include obligations pertaining to closed restaurant locations, contingent rent and accruals to expense operating lease rental payments on a straight-line basis over the lease term.

The following table presents the activity in the closed-store reserve included in accrued occupancy costs at June 30, 2011 and December 31, 2010:

	Six months ended June 30, 2011	Year ended December 31, 2010
Balance, beginning of period	$1,665	$862
Accruals for additional lease charges	1,066	1,279
Payments, net	(526)	(632)
Other adjustments	66	156

Balance, end of period	$2,271	$1,665

8. Postretirement Benefits

The Company provides postretirement medical benefits covering substantially all Burger King administrative and restaurant management salaried employees who retire or terminate after qualifying for such benefits. A December 31 measurement date is used for postretirement benefits.

The following summarizes the components of net periodic postretirement benefit income:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Service cost	$7	$8	$14	$16
Interest cost	24	27	49	54
Amortization of net gains and losses	24	24	49	48
Amortization of prior service credit	(90)	(90)	(180)	(180)

Net periodic postretirement benefit income	$(35)	$(31)	$(68)	$(62)

During the six months ended June 30, 2011, the Company made contributions of $86 to its postretirement plan and expects to make additional contributions during 2011. Contributions made by the Company to its postretirement plan for the year ended December 31, 2010 were $156.

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

CARROLS RESTAURANT GROUP, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—Continued

(in thousands of dollars except share and per share amounts)

Payments under these leases are applied as payments of imputed interest and deemed principal on the underlying financing obligations.

During the second quarter of 2011, the Company entered into a sale-leaseback transaction for a restaurant property that did not qualify for sale-leaseback accounting and the net proceeds of $1.7 million were recorded as a lease financing obligation.

Interest expense associated with lease financing obligations for the three months ended June 30, 2011 and 2010 was $0.3 million and $0.2 million, respectively, and was $0.5 million for both the six months ended June 30, 2011 and 2010.

10. Business Segment Information

The Company is engaged in the quick-service and quick-casual restaurant industry, with three restaurant concepts: Burger King, operating as a franchisee, and Pollo Tropical and Taco Cabana, both Company-owned concepts. Pollo Tropical is a quick-casual restaurant brand offering a wide selection of tropical and Caribbean-inspired food, featuring grilled chicken marinated in a proprietary blend of tropical fruit juices and spices. Taco Cabana is a quick-casual restaurant brand offering a wide selection of fresh Tex-Mex and traditional Mexican food, including sizzling fajitas, quesadillas, enchiladas, burritos and other Tex-Mex dishes.

The accounting policies of each segment are the same as those described in the summary of significant accounting policies included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010. The following table includes Adjusted Segment EBITDA, which is the measure of segment profit or loss reported to the chief operating decision maker for purposes of allocating resources to the segments and assessing their performance. Adjusted Segment EBITDA is defined as earnings attributable to the applicable segment before interest, income taxes, depreciation and amortization, impairment losses and other lease charges, stock-based compensation expense, other income and expense and gains and losses on extinguishment of debt.

The “Other” column includes corporate related items not allocated to reportable segments, including stock-based compensation expense. Other identifiable assets consist primarily of cash, certain other assets, corporate property and equipment, including restaurant information systems expenditures, goodwill and deferred income taxes.

CARROLS RESTAURANT GROUP, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—Continued

(in thousands of dollars except share and per share amounts)

Three Months Ended	Pollo Tropical	Taco Cabana	Burger King	Other	Consolidated
June 30, 2011:
Total revenues	$52,642	$68,607	$88,595	$—	$209,844
Cost of sales	17,413	22,262	26,497	—	66,172
Restaurant wages and related expenses	12,311	20,453	27,458	10	60,232
Restaurant rent expenses	2,437	4,079	5,692	—	12,208
General and administrative expenses (1)	3,298	2,893	6,845	713	13,749
Depreciation and amortization	2,043	2,274	3,549	523	8,389
Adjusted Segment EBITDA	9,581	7,003	5,111
Capital expenditures, including acquisitions	2,589	3,975	4,380	1,291	12,235

June 30, 2010:
Total revenues	$46,813	$64,207	$93,456	$—	$204,476
Cost of sales	15,167	19,150	28,652	—	62,969
Restaurant wages and related expenses	11,235	19,301	29,061	14	59,611
Restaurant rent expenses	2,425	3,936	5,871	—	12,232
General and administrative expenses (1)	2,859	2,824	6,592	402	12,677
Depreciation and amortization	1,942	2,241	3,478	452	8,113
Adjusted Segment EBITDA	8,145	6,873	5,522
Capital expenditures, including acquisitions	3,024	3,576	3,467	318	10,385

Six Months Ended
June 30, 2011:
Total revenues	$104,877	$131,988	$170,217	$—	$407,082
Cost of sales	34,562	41,457	50,468	—	126,487
Restaurant wages and related expenses	24,604	39,789	54,387	20	118,800
Restaurant rent expenses	4,750	8,110	11,402	—	24,262
General and administrative expenses (1)	6,081	5,995	14,151	1,378	27,605
Depreciation and amortization	3,958	4,540	6,995	1,004	16,497
Adjusted Segment EBITDA	19,640	13,496	6,252
Capital expenditures, including acquisitions	3,781	7,816	7,238	1,836	20,671

June 30, 2010:
Total revenues	$92,306	$126,239	$181,075	$—	$399,620
Cost of sales	29,860	37,705	54,602	—	122,167
Restaurant wages and related expenses	22,824	38,651	57,242	28	118,745
Restaurant rent expenses	4,886	7,835	11,867	—	24,588
General and administrative expenses (1)	5,667	5,594	13,132	781	25,174
Depreciation and amortization	3,872	4,518	6,950	895	16,235
Adjusted Segment EBITDA	14,872	13,634	9,308
Capital expenditures, including acquisitions	3,825	4,866	6,764	710	16,165

Identifiable Assets:
At June 30, 2011	$50,755	$61,937	$141,659	$174,990	$429,341
At December 31, 2010	51,125	63,061	142,922	169,194	426,302

(1)

For the Pollo Tropical and Taco Cabana segments, such amounts include general and administrative expenses related directly to each segment. For the Burger King segment, such amounts include general and administrative expenses related directly to the Burger King segment as well as expenses associated with administrative support to the Company’s Pollo Tropical and Taco Cabana segments for executive management, information systems and certain accounting, legal and other

CARROLS RESTAURANT GROUP, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—Continued

(in thousands of dollars except share and per share amounts)

administrative functions. For the three and six months ended June 30, 2011, the administrative support expenses included in the Burger King segment provided to Pollo Tropical were $1.2 million and $2.6 million, respectively, and the administrative support expenses provided to Taco Cabana were $1.4 million and $3.3 million respectively. For the three and six months ended June 30, 2010, these administrative support expenses were $1.1 million and $2.2 million, respectively, for Pollo Tropical and $1.4 million and $2.8 million, respectively, for Taco Cabana.

A reconciliation of Adjusted Segment EBITDA to consolidated net income is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Adjusted Segment EBITDA:
Pollo Tropical	$9,581	$8,145	$19,640	$14,872
Taco Cabana	7,003	6,873	13,496	13,634
Burger King	5,111	5,522	6,252	9,308
Less:
Depreciation and amortization	8,389	8,113	16,497	16,235
Impairment and other lease charges	975	3,631	2,055	3,901
Interest expense	4,579	4,708	9,192	9,451
Provision for income taxes	1,863	1,237	2,940	2,669
Stock-based compensation expense	723	416	1,398	809
Other income	(342)	—	(448)	—

Net income	$5,508	$2,435	$7,754	$4,749

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

Subject to possible appeal by the EEOC, the EEOC’s pattern or practice claim is dismissed; however, the Court has yet to determine how the claims of the individual claimants ultimately determined to survive will proceed. Although the Company believes that the EEOC’s continued class litigation argument is without merit, it is not possible to predict the outcome of that matter on an appeal, if one is taken. The Company does not believe that any of the remaining individual claims would have a material impact on its consolidated financial statements.

The Company is a party to various other litigation matters incidental to the conduct of the Company’s business. The Company does not believe that the outcome of any of these other matters will have a material effect on its consolidated financial statements.

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

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—Continued

(in thousands of dollars except share and per share amounts)

The following table is a reconciliation of the net income and share amounts used in the calculation of basic net income per share and diluted net income per share:

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Basic net income per share:
Net income	$5,508	$2,435	$7,754	$4,749
Weighted average common shares outstanding	21,663,181	21,618,962	21,652,950	21,616,325

Basic net income per share	$0.25	$0.11	$0.36	$0.22

Diluted net income per share:
Net income for diluted net income per share	$5,508	$2,435	$7,754	$4,749
Shares used in computed basic net income per share	21,663,181	21,618,962	21,652,950	21,616,325
Dilutive effect of non-vested shares and stock options	497,333	225,200	461,184	224,556

Shares used in computed diluted net income per share	22,160,514	21,844,162	22,114,134	21,840,881

Diluted net income per share	$0.25	$0.11	$0.35	$0.22

Shares excluded from diluted net income per share computation (1)	1,031,344	1,609,608	1,478,196	1,570,860

(1)	These shares subject to stock options were not included in the computation of diluted net income per share because they would have been antidilutive for the periods presented.

13. Comprehensive Income

The items that currently impact the Company’s other comprehensive income are changes in postretirement benefit obligations, net of tax.

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Net income	$5,508	$2,435	$7,754	$4,749
Change in postretirement benefit obligation, net of tax	—	—	—	10

Comprehensive income	$5,508	$2,435	$7,754	$4,759

14. Other Income

In the three months ended June 30, 2011, the Company recorded a gain of $0.3 million related to the sale of a non-operating Burger King property. In the six months ended June 30, 2011, the Company also recorded a gain of $0.1 million related to a property insurance recovery from a fire at a Burger King restaurant.

15. Recent Accounting Developments

There are currently no recent accounting pronouncements which had or are expected to have a material impact on the Company’s consolidated financial statements as of the date of this report.

16. Subsequent Events

As discussed in Note 5, on August 5, 2011, the Company completed a refinancing of its existing indebtedness. Carrols LLC and Fiesta Restaurant Group each entered into new and independent financing arrangements. The proceeds from these financings were or will be used to

CARROLS RESTAURANT GROUP, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—Continued

(in thousands of dollars except share and per share amounts)

repay amounts outstanding under Carrols senior credit facility and Carrols Notes, as well as to pay all related fees and expenses. Excess cash from the financings is expected to be approximately $10 million to $11 million.

Fiesta Restaurant Group sold $200 million of 8.875% senior secured second lien notes due 2016 and entered into a $25 million secured revolving credit facility which was undrawn at closing. Carrols LLC entered into an $85 million secured credit facility including term loan borrowings of $65 million and an undrawn $20 million revolving credit facility. Proceeds from these borrowings were or will be used to repay approximately $80.2 million outstanding under Carrols’ senior credit facility, to repurchase $118.4 million of the Carrols Notes tendered pursuant to a cash tender offer (such tender offer is not yet complete), to pay accrued interest and to pay related fees and expenses. In addition, the $46.6 million of the Carrols Notes not yet tendered will be repurchased upon completion of the cash tender offer or redeemed subsequent to its expiration along with payment for accrued interest and fees related to the tender offer.

As a result of these refinancing transactions, Carrols expects to record a loss on extinguishment of debt in the third quarter of 2011 representing the write-off of previously deferred financing fees and the tender premium on redemption of the 9% senior subordinated notes.

ITEM 1—INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

CARROLS CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands of dollars except share and per share amounts)

(Unaudited)

	June 30, 2011	December 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	$7,437	$3,144
Trade and other receivables	7,177	5,213
Inventories	5,213	5,203
Prepaid rent	4,074	4,018
Prepaid expenses and other current assets	5,928	5,349
Refundable income taxes	418	869
Deferred income taxes	4,609	4,609

Total current assets	34,856	28,405
Property and equipment, net	186,685	186,850
Franchise rights, net (Note 4)	68,834	70,432
Goodwill (Note 4)	124,934	124,934
Intangible assets, net	360	419
Franchise agreements, at cost less accumulated amortization of $6,346 and $6,102, respectively	5,457	5,629
Deferred income taxes	—	1,949
Other assets	8,215	7,684

Total assets	$429,341	$426,302

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Current portion of long-term debt (Note 5)	$4,927	$15,538
Accounts payable	13,251	13,944
Accrued interest	6,828	6,853
Accrued payroll, related taxes and benefits	19,235	19,504
Accrued real estate taxes	4,543	4,778
Other liabilities	9,464	7,434

Total current liabilities	58,248	68,051
Long-term debt, net of current portion (Note 5)	241,457	237,914
Lease financing obligations (Note 9)	11,799	10,061
Deferred income—sale-leaseback of real estate	39,192	40,472
Accrued postretirement benefits (Note 8)	1,709	1,845
Deferred income taxes	1,057	—
Other liabilities (Note 7)	21,825	23,060

Total liabilities	375,287	381,403

Commitments and contingencies (Note 11)

Stockholder’s equity:
Common stock, par value $1; authorized 1,000 shares, issued and outstanding—10 shares	—	—
Additional paid-in capital	(2,685)	(4,083)
Retained earnings	55,204	47,447
Accumulated other comprehensive income (Note 12)	1,535	1,535

Total stockholder’s equity	54,054	44,899

Total liabilities and stockholder’s equity	$429,341	$426,302

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CARROLS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

THREE AND SIX MONTHS ENDED JUNE 30, 2011 AND 2010

(In thousands of dollars)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Revenues:
Restaurant sales	$209,343	$204,141	$406,216	$398,808
Franchise royalty revenues and fees	501	335	866	812

Total revenues	209,844	204,476	407,082	399,620

Costs and expenses:
Cost of sales	66,172	62,969	126,487	122,167
Restaurant wages and related expenses (including stock-based compensation expense of $10, $14, $20 and $28, respectively)	60,232	59,611	118,800	118,745
Restaurant rent expense	12,208	12,232	24,262	24,588
Other restaurant operating expenses	29,039	29,105	56,963	57,337
Advertising expense	7,472	7,758	14,975	14,604
General and administrative (including stock-based compensation expense of $713, $402, $1,378 and $781, respectively)	13,748	12,676	27,602	25,171
Depreciation and amortization	8,389	8,113	16,497	16,235
Impairment and other lease charges (Note 3)	975	3,631	2,055	3,901
Other income (Note 13)	(342)	—	(448)	—

Total operating expenses	197,893	196,095	387,193	382,748

Income from operations	11,951	8,381	19,889	16,872
Interest expense	4,579	4,708	9,192	9,451

Income before income taxes	7,372	3,673	10,697	7,421
Provision for income taxes (Note 6)	1,863	1,237	2,940	2,669

Net income	$5,509	$2,436	$7,757	$4,752

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CARROLS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

SIX MONTHS ENDED JUNE 30, 2011 AND 2010

(In thousands of dollars)

(Unaudited)

	2011	2010
Cash flows provided from operating activities:
Net income	$7,757	$4,752
Adjustments to reconcile net income to net cash provided from operating activities:
Loss (gain) on disposals of property and equipment	(97)	220
Stock-based compensation expense	1,398	809
Impairment and other lease charges	2,055	3,901
Depreciation and amortization	16,497	16,235
Amortization of deferred financing costs	466	477
Amortization of deferred gains from sale-leaseback transactions	(1,682)	(1,674)
Accretion of interest on lease financing obligations	2	30
Deferred income taxes	3,006	82
Refundable income taxes	451	576
Changes in other operating assets and liabilities	(4,355)	(7,271)

Net cash provided from operating activities	25,498	18,137

Cash flows used for investing activities:
Capital expenditures:
New restaurant development	(8,696)	(5,910)
Restaurant remodeling	(5,738)	(4,955)
Other restaurant capital expenditures	(4,401)	(4,590)
Corporate and restaurant information systems	(1,836)	(710)

Total capital expenditures	(20,671)	(16,165)
Properties purchased for sale-leaseback	—	(2,486)
Proceeds from sale-leaseback transactions	5,012	4,109
Proceeds from sales of other properties	572	—

Net cash used for investing activities	(15,087)	(14,542)

Cash flows used for financing activities:
Borrowings on revolving credit facility	32,700	71,700
Repayments on revolving credit facility	(32,700)	(69,200)
Principal pre-payments on term loans	—	(1,023)
Scheduled principal payments on term loans	(7,036)	(5,942)
Principal payments on capital leases	(32)	(44)
Proceeds from lease financing obligations	1,736	—
Financing costs associated with issuance of lease financing obligations	(89)	—
Deferred financing fees	(697)	—
Proceeds from stock option exercises	—	28

Net cash used for financing activities	(6,118)	(4,481)

Net increase (decrease) in cash and cash equivalents	4,293	(886)
Cash and cash equivalents, beginning of period	3,144	4,402

Cash and cash equivalents, end of period	$7,437	$3,516

Supplemental disclosures:
Interest paid on long-term debt	$8,250	$8,484
Interest paid on lease financing obligations	$500	$457
Accruals for capital expenditures	$674	$641
Income tax (refunds) payments, net	$(515)	$1,982
Capital lease obligations incurred	$—	$123

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CARROLS CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands of dollars, except share and per share amounts)

1. Basis of Presentation

Business Description. At July 3, 2011 the Company operated, as franchisee, 303 restaurants under the trade name “Burger King” in 12 Northeastern, Midwestern and Southeastern states. At July 3, 2011, the Company also owned and operated 90 Pollo Tropical restaurants, of which 85 were located in Florida, five were located in New Jersey, and franchised a total of 30 Pollo Tropical restaurants, 21 in Puerto Rico, two in Ecuador, one in Honduras, one in the Bahamas, one in Trinidad, one in Venezuela and three on college campuses in Florida. At July 3, 2011 the Company also owned and operated 157 Taco Cabana restaurants located primarily in Texas and franchised two Taco Cabana restaurants in New Mexico, two in Texas and one in Georgia.

Basis of Consolidation. The unaudited consolidated financial statements presented herein include the accounts of Carrols Corporation and its subsidiaries (the “Company”). The Company is a wholly-owned subsidiary of Carrols Restaurant Group, Inc. (“Carrols Restaurant Group” or the “Parent Company”). In April 2011, Fiesta Restaurant Group, Inc. (“Fiesta Restaurant Group”), a wholly owned subsidiary of Carrols Corporation, was incorporated. In May 2011, the Company contributed all of the outstanding capital stock of Pollo Operations, Inc. and Pollo Franchise Inc. (collectively “Pollo Tropical”) and Taco Cabana Inc. and subsidiaries (collectively “Taco Cabana”) to Fiesta Restaurant Group in exchange for all of the outstanding capital stock of Fiesta Restaurant Group. Any reference to “Carrols LLC” refers to Carrols’ wholly-owned subsidiary, Carrols LLC, a Delaware limited liability company. All intercompany transactions have been eliminated in consolidation.

On February 24, 2011, Carrols Restaurant Group, Inc. and the Company announced its intention to split its business into two separate, publicly-traded companies through the tax-free spin-off of Fiesta Restaurant Group to its stockholders. If the spin-off is consummated, Fiesta Restaurant Group will own and operate the Pollo Tropical and Taco Cabana businesses. Carrols Restaurant Group, Inc., the Company and Carrols LLC will continue to own and operate its franchised Burger King restaurants. In the spin-off, it is anticipated that all shares of Fiesta Restaurant Group common stock, which are currently held by the Company, will be distributed in the form of a pro rata dividend to the stockholders of Carrols Restaurant Group.

The difference between the consolidated financial statements of Carrols Corporation and Carrols Restaurant Group is primarily due to additional rent expense of approximately $6 per year for Carrols Restaurant Group and the composition of stockholder’s equity.

Fiscal Year. The Company uses a 52-53 week fiscal year ending on the Sunday closest to December 31. All references herein to the fiscal years ended January 2, 2011 and January 3, 2010 will be referred to as the fiscal years ended December 31, 2010 and 2009, respectively. Similarly, all references herein to the three and six months ended July 3, 2011 and July 4, 2010 will be referred to as the three and six months ended June 30, 2011 and June 30, 2010, respectively. The year ended December 31, 2010 contained 52 weeks and the year ended December 31, 2009 contained 53 weeks. The three and six months ended June 30, 2011 and 2010 each contained thirteen and twenty-six weeks, respectively.

Basis of Presentation. The accompanying unaudited consolidated financial statements for the three and six months ended June 30, 2011 and 2010 have been prepared without an audit, pursuant to the rules and regulations of the Securities and Exchange Commission and do not include certain of the information and the footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all normal and recurring adjustments considered necessary for a fair presentation of such financial statements have been included. The results of operations for the three and six months ended June 30, 2011 and 2010 are not necessarily indicative of the results to be expected for the full year.

These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2010 contained in the Company’s 2010 Annual Report on Form 10-K. The December 31, 2010 balance sheet data is derived from those audited financial statements.

CARROLS CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—Continued

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

•

Senior Subordinated Notes. The fair values of outstanding senior subordinated notes are based on quoted market prices. The fair values at both June 30, 2011 and December 31, 2010 were approximately $165.4 million.

•

Revolving and Term Loan Facilities. Rates and terms under the Company’s senior credit facility are favorable to debt with similar terms and maturities that could be obtained, if at all, at June 30, 2011. Given the lack of comparative information regarding such debt, including the lack of trading in our Term A debt, it is not practicable to estimate the fair value of existing borrowings under the Company’s senior credit facility at June 30, 2011.

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

Subsequent Events. The Company evaluated for subsequent events through the issuance date of the Company’s financial statements. See Note 15 to the consolidated financial statements.

2. Stock-Based Compensation

On January 15, 2011, Carrols Restaurant Group granted in the aggregate 360,200 non-vested restricted shares of its common stock to certain employees. In general, these shares vest 25% per year and will be expensed over their 4 year vesting period. Included in the non-vested restricted share grant were 200,000 shares granted to our Chief Executive Officer, of which 100,000 shares will be expensed over a one year period ending January 15, 2012 and 100,000 shares will be expensed through December of 2013.

Stock-based compensation expense for the three and six months ended June 30, 2011 and 2010 was $0.7 million and $1.4 million, respectively. As of June 30, 2011, the total non-vested stock-based compensation expense relating to the options and non-vested shares was approximately $4.0 million and the Company expects to record an additional $1.4 million as compensation expense in 2011. At June 30, 2011, the remaining weighted average vesting period for stock options and non-vested shares was 2.6 years and 3.3 years, respectively.

CARROLS CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—Continued

(in thousands of dollars, except share and per share amounts)

Stock Options

A summary of all option activity for the six months ended June 30, 2011 was as follows:

	2006 Plan
	Number of Options	Weighted Average Exercise Price	Average Remaining Contractual Life	Aggregate Intrinsic Value (1)
Options outstanding at January 1, 2011	2,588,017	$9.17	4.2	$2,948
Granted	—
Exercised	(31,286)	5.44
Forfeited	(31,825)	9.46

Options outstanding at June 30, 2011	2,524,906	9.21	3.7	7,391

Vested or expected to vest at June 30, 2011	2,504,748	9.23	3.7	7,300

Options exercisable at June 30, 2011	1,607,914	10.75	3.2	3,220

(1)	The aggregate intrinsic value was calculated using the difference between the market price of Carrols Restaurant Group’s common stock at July 3, 2011 of $10.64 and the grant price for only those awards that had a grant price that was less than the market price of Carrols Restaurant Group’s common stock at July 3, 2011.

A summary of all non-vested stock activity for the six months ended June 30, 2011 was as follows:

	Shares	Weighted Average Grant Date Price
Nonvested at January 1, 2011	45,701	$6.16
Granted	368,534	7.68
Vested	(11,939)	6.32
Forfeited	(2,850)	6.62

Nonvested at June 30, 2011	399,446	7.56

3. Impairment of Long-lived Assets and Other Lease Charges

The Company reviews its long-lived assets, principally property and equipment, for impairment at the restaurant level. If an indicator of impairment exists for any of its assets, an estimate of the undiscounted future cash flows over the life of the primary asset for each restaurant is compared to that long-lived asset’s carrying value. If the carrying value is greater than the undiscounted cash flow, the Company then determines the fair value of the asset and if an asset is determined to be impaired, the loss is measured by the excess of the carrying amount of the asset over its fair value. For closed restaurant locations, the Company reviews the future minimum lease payments and related ancillary costs from the date of the restaurant closure to the end of the remaining lease term and records a lease charge for the lease liabilities to be incurred, net of any estimated sublease recoveries.

The Company determined the fair value of restaurant equipment, for those restaurants reviewed for impairment, based on current economic conditions and the Company’s history of using these assets in the operation of its business. These fair value asset measurements rely on significant unobservable inputs and are considered Level 3 in the fair value hierarchy. The Level 3 assets measured at fair value associated with impairment charges recorded during the six months ended June 30, 2011 totaled $48.

CARROLS CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—Continued

(in thousands of dollars, except share and per share amounts)

Impairment and other lease charges recorded on long-lived assets for the Company’s segments were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Burger King	$155	$259	$971	$281
Pollo Tropical	364	1,931	636	1,983
Taco Cabana	456	1,441	448	1,637

	$975	$3,631	$2,055	$3,901

During the three months ended June 30, 2011, the Company recorded impairment and lease charges of $1.0 million which consisted primarily of $0.1 million for an underperforming Burger King restaurant, $0.4 million in lease charges for two previously closed Pollo Tropical restaurants, $0.3 million of lease charges for a Taco Cabana restaurant that was closed in the second quarter of 2011 and $0.2 million in lease charges for two previously closed Taco Cabana restaurants.

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

There have been no changes in goodwill or goodwill impairment losses during the six months ended June 30, 2011 or the years ended December 31, 2010 and 2009. Goodwill balances are summarized below:

	Pollo Tropical	Taco Cabana	Burger King	Total
Balance, June 30, 2011	$56,307	$67,177	$1,450	$124,934

Burger King Franchise Rights. Amounts allocated to franchise rights for each Burger King acquisition are amortized using the straight-line method over the average remaining term of the acquired franchise agreements plus one twenty-year renewal period.

The Company assesses the potential impairment of Burger King franchise rights whenever events or changes in circumstances indicate that the carrying value may not be recoverable. If an indicator of impairment exists, an estimate of the aggregate undiscounted cash flows from the acquired restaurants is compared to the respective carrying value of franchise rights for each Burger King acquisition. If an asset is determined to be impaired, the loss is measured by the excess of the carrying amount of the asset over its fair value. No impairment charges were recorded related to the Company’s Burger King franchise rights for the three and six months ended June 30, 2011 and 2010.

Amortization expense related to Burger King franchise rights was $799 and $798 for the three months ended June 30, 2011 and 2010, respectively, and $1,598 for both the six months ended June 30, 2011 and 2010. The Company estimates the amortization expense for the year ending December 31, 2011 and for each of the five succeeding years to be $3,194.

CARROLS CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—Continued

(in thousands of dollars, except share and per share amounts)

5. Long-term Debt

Long-term debt at June 30, 2011 and December 31, 2010 consisted of the following:

	June 30, 2011	December 31, 2010
Collateralized:
Senior Credit Facility-Revolving credit facility	$—	$—
Senior Credit Facility-Term loan A facility	80,214	87,250
Unsecured:
9% Senior Subordinated Notes	165,000	165,000
Capital leases	1,170	1,202

	246,384	253,452
Less: current portion	(4,927)	(15,538)

	$241,457	$237,914

On August 5, 2011 Carrols LLC and Fiesta Restaurant Group each entered into a new and independent secured credit facility. The new Carrols LLC secured credit facility provides for aggregate term loan borrowings of $65.0 million and a revolving credit facility that provides for aggregate borrowings of up to $20.0 million. The new Fiesta Restaurant Group secured credit facility consists of a revolving credit facility that provides for aggregate borrowings of up to $25.0 million. Also on August 5, 2011, Fiesta Restaurant Group issued $200.0 million of 8.875% Senior Secured Second Lien Notes due 2016 (the “Fiesta Notes”). Carrols LLC used net proceeds from the term loan borrowings of $65.0 million under the Carrols LLC secured credit facility and Fiesta Restaurant Group used net proceeds from the sale of the Fiesta Notes to distribute funds to the Company to enable the Company to (i) repay all outstanding indebtedness under the Company’s prior senior credit facility, (ii) repurchase its outstanding 9% Senior Subordinated Notes due 2013 (the "Carrols Notes") pursuant to a cash tender offer and related consent solicitation and to pay the related tender premium and (iii) pay related fees and expenses. On August 5, 2011 there were no outstanding revolving credit borrowings under the new Carrols LLC secured credit facility or the new Fiesta Restaurant Group secured credit facility.

In connection with these transactions, on July 22, 2011 the Company commenced a tender offer and consent solicitation for all of its outstanding Carrols Notes. On August 5, 2011, $118.4 million principal amount of the Carrols Notes were accepted for payment and paid by the Company. Carrols LLC distributed to the Company net proceeds from the term loan borrowings of $65.0 million under the Carrols LLC secured credit facility and Fiesta Restaurant Group distributed to the Company net proceeds from the sale of the $200.0 million Fiesta Notes to enable the Company to redeem the balance of its outstanding Carrols Notes not tendered in the tender offer, which will expire on August 18, 2011, unless terminated or extended. As of August 5, 2011, $46.6 million of Carrols Notes had not yet been tendered.

In accordance with ASC – 470, the Company has classified as current, at June, 30, 2011, the principal payment requirements for the next twelve months of the new borrowings discussed above. This resulted in a reclassification of $24.7 million of debt from short-term to long-term.

New Secured Credit Facilities. On August 5, 2011 Fiesta Restaurant Group entered into a new first lien revolving credit facility providing for aggregate borrowings of up to $25.0 million (including $10.0 million available for letters of credit). The new Fiesta Restaurant Group revolving credit facility also provides for incremental increases of up to $5.0 million, in the aggregate, to the revolving credit borrowings available under the Fiesta Restaurant Group secured credit facility, and matures on February 5, 2016. Borrowings under the Fiesta Restaurant Group secured credit facility bear interest at a per annum rate, at Fiesta Restaurant Group's option, of either (all terms as defined in the Fiesta Restaurant secured credit facility):

1) the Alternate Base Rate plus the applicable margin of 2.0% to 2.75% based on Fiesta Restaurant Group's Adjusted Leverage Ratio (with an initial applicable margin set at 2.5% until the delivery of financial statements for the fourth fiscal quarter of 2011 to the agent and lenders under the Fiesta Restaurant Group secured credit facility), or

2) the LIBOR Rate plus the applicable margin of 3.0% to 3.75% based on Fiesta Restaurant Group's Adjusted Leverage Ratio (with an initial applicable margin set at 3.5% until the delivery of financial statements for the fourth fiscal quarter of 2011 to the agent and lenders under the Fiesta Restaurant Group secured credit facility).

CARROLS CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—Continued

(in thousands of dollars, except share and per share amounts)

Fiesta Restaurant Group’s obligations under the Fiesta Restaurant Group secured credit facility are secured by a first priority lien on substantially all of the assets of Fiesta Restaurant Group and its material subsidiaries, as guarantors, (including a pledge of all of the capital stock and equity interests of its material subsidiaries).

The Fiesta Restaurant Group secured senior credit facility contains customary default provisions, including without limitation, a cross default provision pursuant to which it is an event of default under these facilities if there is a default under any indebtedness of Fiesta Restaurant Group having an outstanding principal amount of $2.5 million or more which results in the acceleration of such indebtedness prior to its stated maturity or is caused by a failure to pay principal when due.

On August 5, 2011 Carrols LLC entered into a new secured credit facility, which provides for $65.0 million aggregate principal amount of term loan borrowings and a revolving credit facility which provides for aggregate borrowings of up to $20.0 million (including $10.0 million available for letters of credit) both maturing on August 5, 2016. The Carrols LLC secured credit facility also provides for incremental borrowing increases of up to $25 million, in the aggregate, to the revolving credit facility and term loan borrowings available under the Carrols LLC secured credit facility. Borrowings under the term loan and revolving credit borrowings under the Carrols LLC secured credit facility bear interest at a per annum rate, at Carrols LLC's option, of either (all terms as defined in the Carrols LLC secured credit facility):

1) the Alternate Base Rate plus the applicable margin of 2.25% to 4.0% based on Carrols LLC's Adjusted Leverage Ratio (with an initial applicable margin set at 2.75% until the delivery of financial statements for the fourth fiscal quarter of 2011 to the agent and lenders under the Carrols LLC secured credit facility), or

2) the LIBOR Rate plus the applicable margin of 3.25% to 4.0% based on Carrols LLC's Adjusted Leverage Ratio (with an initial applicable margin set at 3.75% until the delivery of financial statements for the fourth fiscal quarter of 2011 to the agent and lenders under the Carrols LLC secured credit facility).

Under the Carrols LLC secured credit facility, Carrols LLC will be required to make mandatory prepayments of revolving credit facility borrowings and principal on term loan borrowings (i) annually in an amount equal to 50% to 100% of Excess Cash Flow (as defined in the Carrols LLC secured credit facility) based on Carrols LLC’s Adjusted Leverage Ratio and (ii) in the event of dispositions of assets, debt issuances and insurance and condemnation proceeds (all subject to certain exceptions).

The term loan borrowings under the new Carrols LLC secured credit facility are payable in consecutive quarterly principal payments of $1.625 million beginning on the last day of the fourth quarter of 2011 through the first quarter of 2016 with the remaining outstanding principal amount of $30.75 million due on the maturity date of August 5, 2016.

Carrols LLC’s obligations under the Carrols LLC secured credit facility are secured by a first priority lien on substantially all of the assets of Carrols LLC and by a pledge by Carrols of all of the outstanding equity interests of Carrols LLC.

The Carrols LLC secured senior credit facility contains customary default provisions, including without limitation, a cross default provision pursuant to which it is an event of default under these facilities if there is a default under any indebtedness of Carrols LLC having an outstanding principal amount of $2.5 million or more which results in the acceleration of such indebtedness prior to its stated maturity or is caused by a failure to pay principal when due.

Fiesta Restaurant Group Senior Secured Second Lien Notes. On August 5, 2011, Fiesta Restaurant Group issued $200.0 million of 8.875% Senior Secured Second Lien Notes due 2016 pursuant to an indenture dated as of August 5, 2011 governing such notes. The senior secured second lien notes mature on August 15, 2016 and the entire principal amount of such notes is payable of such maturity date. Interest is payable semi-annually on February 15 and August 15 with the first interest payment due on February 15, 2012. The Fiesta Notes are secured by second-priority liens on substantially all of Fiesta Restaurant Group’s and its material subsidiaries assets.

The Fiesta Notes are redeemable at the option of Fiesta Restaurant Group in whole or in part at any time after February 15, 2014 at a price of 104.438% of the principal amount plus accrued and unpaid interest, if any, if redeemed before February 15, 2015, 102.219% of the principal amount plus accrued and unpaid interest, if any, if redeemed after February 15, 2015 but before February 15, 2016 and 100% of the principal amount plus accrued and unpaid interest, if any, if redeemed after February 15, 2016. Prior to February 14, 2014, Fiesta Restaurant Group may redeem some or all of the notes at a redemption price of 100% of the principal

CARROLS CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—Continued

(in thousands of dollars, except share and per share amounts)

amount of each note plus accrued and unpaid interest, if any, and a make-whole premium. In addition, at any time prior to February 15, 2014, Fiesta Restaurant Group may redeem up to 35% of the notes with the net cash proceeds from specified equity offerings at a redemption price equal to 108.875% of the principal amount of each note to be redeemed, plus accrued and unpaid interest, if any, to the date of redemption.

The indenture governing the Fiesta Notes includes certain covenants, including limitations and restrictions on Fiesta Restaurant Group and its material subsidiaries who are guarantors under such indenture to incur additional debt, issue preferred stock, pay dividends or make distributions in respect of capital stock or make certain other restricted payments or investments, incur liens, sell assets, enter into transactions with affiliates, agree to payment restrictions affecting certain of its material subsidiaries and enter into mergers, consolidations or sales of all or substantially all of Fiesta Restaurant Group’s or its material subsidiaries’ assets. These covenants are subject to certain exceptions and qualifications including, without limitation, permitting the spin-off transaction discussed in Note 1.

The indenture governing the Fiesta Notes contains customary default provisions, including without limitation, a cross default provision pursuant to which it is an event of default under these notes and the indenture if there is a default under any indebtedness of Fiesta Restaurant Group having an outstanding principal amount of $15.0 million or more which results in the acceleration of such indebtedness prior to its stated maturity or is caused by a failure to pay principal when due.

Carrols Senior Credit Facility. The Company’s prior senior credit facility totaled $185 million, originally consisting of $120 million principal amount of term loan A borrowings maturing on March 9, 2013 (or earlier on September 30, 2012 if the Carrols Notes are not refinanced by June 30, 2012) and a $65.0 million revolving credit facility (including a sub limit of up to $25.0 million for letters of credit and up to $5.0 million for swingline loans), maturing on March 8, 2012.

The term loan and revolving credit borrowings under the prior senior credit facility bore interest at a per annum rate, at the Company’s option, of either:

1) the applicable margin percentage ranging from 0% to 0.25% based on the Company’s senior leverage ratio (as defined in the senior credit facility) plus the greater of (i) the prime rate or (ii) the federal funds rate for that day plus 0.5%; or

2) Adjusted LIBOR plus the applicable margin percentage in effect ranging from 1.0% to 1.5% based on the Company’s senior leverage ratio. At June 30, 2011 the LIBOR margin percentage was 1.0%.

At July 3, 2011, outstanding borrowings under Term loan A of the prior senior credit facility were $80.2 million with the remaining balance due and payable as follows:

1) three quarterly installments of approximately $4.2 million beginning on September 30, 2011; and

2) four quarterly installments of approximately $16.9 million beginning on June 30, 2012.

Under the prior senior credit facility, the Company was required to make mandatory prepayments of principal on term loan A facility borrowings (a) annually in an amount up to 50% of Excess Cash Flow depending upon the Company’s Total Leverage Ratio (as such terms are defined in the prior senior credit facility), (b) in the event of certain dispositions of assets (all subject to certain exceptions) and insurance proceeds, in an amount equal to 100% of the net proceeds received by the Company therefrom, and (c) in an amount equal to 100% of the net proceeds from any subsequent issuance of debt. For the year ended December 31, 2010, there was not a required prepayment based on the Excess Cash Flow for 2010, as defined. For the year ended December 31, 2009, the Company was required to make a principal prepayment of approximately $1.0 million in the first quarter of 2010.

The prior senior credit facility contained certain covenants, including, without limitation, those limiting the Company’s ability to incur indebtedness, incur liens, sell or acquire assets or businesses, change the nature of its business, engage in transactions with related parties, make certain investments or pay dividends. In addition, the Company was required to meet certain financial ratios, including fixed charge coverage, senior leverage, and total leverage ratios (all as defined under the senior credit facility). The Company was in compliance with the covenants under its prior senior credit facility as of July 3, 2011.

After reserving $13.5 million for letters of credit guaranteed by the facility, $51.5 million was available for borrowings under the prior revolving credit facility at July 3, 2011.

Carrols Senior Subordinated Notes. On December 15, 2004, the Company issued $180 million of 9% Senior Subordinated Notes due 2013 that bear interest at a rate of 9% payable semi-annually on January 15 and July 15 and mature on January 15, 2013. At both July 3, 2011 and January 2, 2011, $165.0 million principal amount of the Carrols Notes were outstanding.

CARROLS CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—Continued

(in thousands of dollars, except share and per share amounts)

Restrictive covenants under the Carrols Notes included limitations with respect to the Company’s ability to issue additional debt, incur liens, sell or acquire assets or businesses, pay dividends and make certain investments. The Company was in compliance as of July 3, 2011 with the restrictive covenants in the indenture governing the Carrols Notes.

On July 22, 2011, The Company commenced an offer to purchase for cash any and all of the $165 million outstanding principal amount of the Carrols Notes and solicited consents to effect certain proposed amendments to the indenture governing the Carrols Notes. The tender offer will expire on August 18, 2011, unless terminated or extended. Holders who validly tendered the Carrols Notes on or before August 4, 2011 received total consideration of $1,003.75 for each $1,000 principal amount of such notes accepted for purchase. Total consideration included a consent payment of $30.00 per $1,000 principal amount, which was payable only to holders who tendered their Notes and validly delivered their consents prior to the expiration of the consent solicitation at 5:00p.m. on August 4, 2011. On August 5, 2011, $118,366,000 principal amount of the Carrols Notes that were validly tendered on or prior to 5:00p.m. on August 4, 2011 were accepted for payment and paid by the Company. Holders who validly tender the Carrols Notes after 5:00p.m. on August 4, 2011, but before August 18, 2011, will receive $973.75 for each $1,000 principal amount of such notes accepted for purchase. Accrued and unpaid interest, up to, but not including, the applicable settlement date, will be paid in cash on all validly tendered and accepted Carrols Notes.

The amendments to the indenture governing the Carrols Notes, among other things, eliminated a significant portion of the restrictive covenants in the indenture governing the Carrols Notes and eliminated certain events of default. The elimination (or, in certain cases, amendment) of these restrictive covenants and other provisions permit the Company and its subsidiaries to, among other things, incur indebtedness, pay dividends or make other restricted payments, incur liens or make investments, in each case which otherwise may not have been permitted pursuant to the indenture governing the Carrols Notes. The amendments to the indenture governing the Carrols Notes are binding upon the holders of the Carrols Notes not tendered into the tender offer.

6. Income Taxes

The provision for income taxes for the three and six months ended June 30, 2011 and 2010 was comprised of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Current	$(1,143)	$1,135	$(66)	$2,587
Deferred	3,006	102	3,006	82

	$1,863	$1,237	$2,940	$2,669

The provision for income taxes for the three and six months ended June 30, 2011 was derived using an estimated effective annual income tax rate for 2011 of 29.7%, which excludes any discrete tax adjustments. Discrete tax adjustments decreased the provision for income taxes by $241 in both the three and six months ended June 30, 2011.

The provision for income taxes for the three and six months ended June 30, 2010 was derived using an estimated effective annual income tax rate for 2010 of 36.9%, which excludes any discrete tax adjustments. Discrete tax adjustments decreased the provision for income taxes by $116 and $70 in the three and six months ended June 30, 2010.

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. As of June 30, 2011 and December 31, 2010, the Company had no unrecognized tax benefits and no accrued interest related to uncertain tax positions.

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

CARROLS CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—Continued

(in thousands of dollars, except share and per share amounts)

7. Other Liabilities, Long-Term

Other liabilities, long-term, at June 30, 2011 and December 31, 2010 consisted of the following:

	June 30, 2011	December 31, 2010
Accrued occupancy costs	$14,000	$13,250
Accrued workers’ compensation costs	3,624	3,423
Deferred compensation	840	2,937
Other	3,361	3,450

	$21,825	$23,060

Accrued occupancy costs include obligations pertaining to closed restaurant locations, contingent rent and accruals to expense operating lease rental payments on a straight-line basis over the lease term.

The following table presents the activity in the closed-store reserve included in accrued occupancy costs at June 30, 2011 and December 31, 2010:

	Six months ended June 30, 2011	Year ended December 31, 2010
Balance, beginning of period	$1,665	$862
Accruals for additional lease charges	1,066	1,279
Payments, net	(526)	(632)
Other adjustments	66	156

Balance, end of period	$2,271	$1,665

8. Postretirement Benefits

The Company provides postretirement medical benefits covering substantially all Burger King administrative and restaurant management salaried employees who retire or terminate after qualifying for such benefits. A December 31 measurement date is used for postretirement benefits.

The following summarizes the components of net periodic postretirement benefit income:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Service cost	$7	$8	$14	$16
Interest cost	24	27	49	54
Amortization of net gains and losses	24	24	49	48
Amortization of prior service credit	(90)	(90)	(180)	(180)

Net periodic postretirement benefit income	$(35)	$(31)	$(68)	$(62)

During the three and six months ended June 30, 2011, the Company made contributions of $86 to its postretirement plan and expects to make additional contributions during 2011. Contributions made by the Company to its postretirement plan for the year ended December 31, 2010 were $156.

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

CARROLS CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—Continued

(in thousands of dollars, except share and per share amounts)

During the second quarter of 2011, the Company entered into a sale-leaseback transaction for a restaurant property that did not qualify for sale-leaseback accounting and the net proceeds of $1.7 million were recorded as a lease financing obligation.

Interest expense associated with lease financing obligations for the three months ended June 30, 2011 and 2010 was $0.3 million and $0.2 million, respectively, and was $0.5 million for both the six months ended June 30, 2011 and 2010.

10. Business Segment Information

The Company is engaged in the quick-service and quick-casual restaurant industry, with three restaurant concepts: Burger King, operating as a franchisee, and Pollo Tropical and Taco Cabana, both Company-owned concepts. Pollo Tropical is a quick-casual restaurant brand offering a wide selection of tropical and Caribbean-inspired food, featuring grilled chicken marinated in a proprietary blend of tropical fruit juices and spices. Taco Cabana is a quick-casual restaurant brand offering a wide selection of fresh Tex-Mex and traditional Mexican food, including sizzling fajitas, quesadillas, enchiladas, burritos and other Tex-Mex dishes.

The accounting policies of each segment are the same as those described in the summary of significant accounting policies included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010. The following table includes Adjusted Segment EBITDA, which is the measure of segment profit or loss reported to the chief operating decision maker for purposes of allocating resources to the segments and assessing their performance. Adjusted Segment EBITDA is defined as earnings attributable to the applicable segment before interest, income taxes, depreciation and amortization, impairment losses and other lease charges, stock-based compensation expense, other income and expense and gains and losses on extinguishment of debt.

The “Other” column includes corporate related items not allocated to reportable segments, including stock-based compensation expense. Other identifiable assets consist primarily of cash, certain other assets, corporate property and equipment, including restaurant information systems expenditures, goodwill and deferred income taxes.

CARROLS CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—Continued

(in thousands of dollars, except share and per share amounts)

Three Months Ended	Pollo Tropical	Taco Cabana	Burger King	Other	Consolidated
June 30, 2011:
Total revenues	$52,642	$68,607	$88,595	$—	$209,844
Cost of sales	17,413	22,262	26,497	—	66,172
Restaurant wages and related expenses	12,311	20,453	27,458	10	60,232
Restaurant rent expense	2,437	4,079	5,692	—	12,208
General and administrative expenses (1)	3,297	2,893	6,845	713	13,748
Depreciation and amortization	2,043	2,274	3,549	523	8,389
Adjusted Segment EBITDA	9,582	7,003	5,111
Capital expenditures, including acquisitions	2,589	3,975	4,380	1,291	12,235

June 30, 2010:
Total revenues	$46,813	$64,207	$93,456	$—	$204,476
Cost of sales	15,167	19,150	28,652	—	62,969
Restaurant wages and related expenses	11,235	19,301	29,061	14	59,611
Restaurant rent expense	2,425	3,936	5,871	—	12,232
General and administrative expenses (1)	2,858	2,824	6,592	402	12,676
Depreciation and amortization	1,942	2,241	3,478	452	8,113
Adjusted Segment EBITDA	8,146	6,873	5,522
Capital expenditures, including acquisitions	3,024	3,576	3,467	318	10,385

Six Months Ended
June 30, 2011:
Total revenues	$104,877	$131,988	$170,217	$—	$407,082
Cost of sales	34,562	41,457	50,468	—	126,487
Restaurant wages and related expenses	24,604	39,789	54,387	20	118,800
Restaurant rent expense	4,750	8,110	11,402	—	24,262
General and administrative expenses (1)	6,078	5,995	14,151	1,378	27,602
Depreciation and amortization	3,958	4,540	6,995	1,004	16,497
Adjusted Segment EBITDA	19,643	13,496	6,252
Capital expenditures, including acquisitions	3,781	7,816	7,238	1,836	20,671

June 30, 2010:
Total revenues	$92,306	$126,239	$181,075	$—	$399,620
Cost of sales	29,860	37,705	54,602	—	122,167
Restaurant wages and related expenses	22,824	38,651	57,242	28	118,745
Restaurant rent expense	4,886	7,835	11,867	—	24,588
General and administrative expenses (1)	5,664	5,594	13,132	781	25,171
Depreciation and amortization	3,872	4,518	6,950	895	16,235
Adjusted Segment EBITDA	14,875	13,634	9,308
Capital expenditures, including acquisitions	3,825	4,866	6,764	710	16,165

Identifiable Assets:
At June 30, 2011	$50,755	$61,937	$141,659	$174,990	$429,341
At December 31, 2010	51,125	63,061	142,922	169,194	426,302

(1)

For the Pollo Tropical and Taco Cabana segments, such amounts include general and administrative expenses related directly to each segment. For the Burger King segment, such amounts include general and administrative expenses related directly to the Burger King segment as well as expenses associated with administrative support to the Company’s Pollo Tropical and Taco Cabana segments for executive management, information systems and certain accounting, legal and other administrative

CARROLS CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—Continued

(in thousands of dollars, except share and per share amounts)

functions. For the three and six months ended June 30, 2011, the administrative support expenses included in the Burger King segment provided to Pollo Tropical were $1.2 million and $2.6 million, respectively, and the administrative support expenses provided to Taco Cabana were $1.4 million and $3.3 million respectively. For the three and six months ended June 30, 2010, these administrative support expenses were $1.1 million and $2.2 million, respectively, for Pollo Tropical and $1.4 million and $2.8 million, respectively, for Taco Cabana.

A reconciliation of Adjusted Segment EBITDA to consolidated net income is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Adjusted Segment EBITDA:
Pollo Tropical	$9,582	$8,146	$19,643	$14,875
Taco Cabana	7,003	6,873	13,496	13,634
Burger King	5,111	5,522	6,252	9,308

Less:
Depreciation and amortization	8,389	8,113	16,497	16,235
Impairment and other lease charges	975	3,631	2,055	3,901
Interest expense	4,579	4,708	9,192	9,451
Provision for income taxes	1,863	1,237	2,940	2,669
Stock-based compensation expense	723	416	1,398	809
Other income	(342)	—	(448)	—

Net income	$5,509	$2,436	$7,757	$4,752

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

Subject to possible appeal by the EEOC, the EEOC’s pattern or practice claim is dismissed; however, the Court has yet to determine how the claims of the individual claimants ultimately determined to survive will proceed. Although the Company believes that the EEOC’s continued class litigation argument is without merit, it is not possible to predict the outcome of that matter on an appeal, if one is taken. The Company does not believe that any of the remaining individual claims would have a material impact on its consolidated financial statements.

The Company is a party to various other litigation matters incidental to the conduct of the Company’s business. The Company does not believe that the outcome of any of these other matters will have a material effect on its consolidated financial statements.

CARROLS CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—Continued

(in thousands of dollars, except share and per share amounts)

12. Comprehensive income

The items that currently impact the Company’s other comprehensive income are changes in the postretirement benefit obligations, net of tax.

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Net income	$5,509	$2,436	$7,757	$4,752
Change in postretirement benefit obligation, net of tax	—	—	—	10

Comprehensive income	$5,509	$2,436	$7,757	$4,762

13. Other Income

In the three months ended June 30, 2011, the Company recorded a gain of $0.3 million related to the sale of a non-operating Burger King property. In the six months ended June 30, 2011, the Company also recorded a gain of $0.1 million related to a property insurance recovery from a fire at a Burger King restaurant.

14. Recent Accounting Developments

There are currently no recent accounting pronouncements which had or are expected to have a material impact on the Company’s consolidated financial statements as of the date of this report.

15. Subsequent Events

As discussed in Note 5, on August 5, 2011, the Company completed a refinancing of its existing indebtedness. Carrols LLC and Fiesta Restaurant Group each entered into new and independent financing arrangements. The proceeds from these financings were or will be used to repay amounts outstanding under the Company’s senior credit facility and the Carrols Notes, as well as to pay all related fees and expenses. Excess cash from the financings is expected to be approximately $10 million to $11 million.

Fiesta Restaurant Group sold $200 million of 8.875% senior secured second lien notes due 2016 and entered into a $25 million secured revolving credit facility which was undrawn at closing. Carrols LLC entered into an $85 million secured credit facility including term loan borrowings of $65 million and an undrawn $20 million revolving credit facility. Proceeds from these borrowings were or will be used to repay approximately $80.2 million outstanding under Carrols Corporation's senior credit facility, to repurchase $118.4 million of the Carrols Notes tendered pursuant to a cash tender offer (such tender offer is not yet complete), to pay accrued interest and to pay related fees and expenses. In addition, the $46.6 million of the Carrols Notes not yet tendered will be repurchased upon completion of the cash tender offer or redeemed subsequent to its expiration along with payment for accrued interest and fees related to the tender offer.

As a result of these refinancing transactions, the Company expects to record a loss on extinguishment of debt in the third quarter of 2011 representing the write-off of previously deferred financing fees and the tender premium on redemption of the 9% senior subordinated notes.

16. Guarantor Financial Statements

The Company’s obligations under the Carrols Notes are jointly and severally guaranteed in full on an unconditional basis by all of the Company’s material subsidiaries (“Guarantor Subsidiaries”), all of which are directly or indirectly wholly-owned by the Company. These subsidiaries are:

Cabana Beverages, Inc.

Cabana Bevco LLC

Carrols LLC

Carrols Realty Holdings Corp.

Carrols Realty I Corp.

Carrols Realty II Corp.

Carrols J.G. Corp.

Fiesta Restaurant Group, Inc.

Quanta Advertising Corp.

Pollo Franchise, Inc.

Pollo Operations, Inc.

CARROLS CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—Continued

(in thousands of dollars, except share and per share amounts)

Taco Cabana, Inc.

TP Acquisition Corp.

TC Bevco LLC

T.C. Management, Inc.

TC Lease Holdings III, V and VI, Inc.

Get Real, Inc.

Texas Taco Cabana, L.P.

TPAQ Holding Corporation

The following supplemental financial information sets forth on a consolidating basis, balance sheets as of June 30, 2011 and December 31, 2010 for the Parent Company only, Guarantor Subsidiaries and for the Company and the related statements of operations for the three and six months ended June 30, 2011 and 2010, and cash flows for the six months ended June 30, 2011 and 2010.

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

CARROLS CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—Continued

CONSOLIDATING BALANCE SHEET

June 30, 2011

(In thousands of dollars)

(Unaudited)

	Parent Company Only	Guarantor Subsidiaries	Eliminations	Consolidated Total
ASSETS
Current assets:
Cash and cash equivalents	$4,692	$6,220	$(3,475)	$7,437
Trade and other receivables	(86)	7,263	—	7,177
Inventories	—	5,213	—	5,213
Prepaid rent	4	4,070	—	4,074
Prepaid expenses and other current assets	1,369	4,559	—	5,928
Refundable income taxes	418	—	—	418
Deferred income taxes	(108)	4,717	—	4,609

Total current assets	6,289	32,042	(3,475)	34,856
Property and equipment, net	11,885	257,298	(82,498)	186,685
Franchise rights, net	—	68,834	—	68,834
Goodwill	—	124,934	—	124,934
Intangible assets, net	—	360	—	360
Franchise fees, net	—	5,457	—	5,457
Intercompany receivable (payable)	91,973	(122,063)	30,090	—
Investment in subsidiaries	191,726	—	(191,726)	—
Deferred income taxes	—	4,803	(4,803)	—
Other assets	3,869	6,226	(1,880)	8,215

Total assets	$305,742	$377,891	$(254,292)	$429,341

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Current portion of long-term debt	$4,875	$52	$—	$4,927
Accounts payable	382	16,344	(3,475)	13,251
Accrued interest	6,828	—	—	6,828
Accrued payroll, related taxes and benefits	(22)	19,257	—	19,235
Accrued real estate taxes	—	4,543	—	4,543
Other liabilities	297	9,167	—	9,464

Total current liabilities	12,360	49,363	(3,475)	58,248
Long-term debt, net of current portion	240,339	1,118	—	241,457
Lease financing obligations	—	128,190	(116,391)	11,799
Deferred income—sale-leaseback of real estate	—	23,556	15,636	39,192
Accrued postretirement benefits	1,709	—	—	1,709
Deferred income taxes	(2,814)	3,871	—	1,057
Other liabilities	94	19,719	2,012	21,825

Total liabilities	251,688	225,817	(102,218)	375,287
Stockholder’s equity	54,054	152,074	(152,074)	54,054

Total liabilities and stockholder’s equity	$305,742	$377,891	$(254,292)	$429,341

CARROLS CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—Continued

CONSOLIDATING BALANCE SHEET

December 31, 2010

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

CARROLS CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—Continued

CONSOLIDATING STATEMENT OF OPERATIONS

Three Months Ended June 30, 2011

(In thousands of dollars)

(Unaudited)

	Parent Company Only	Guarantor Subsidiaries	Eliminations	Consolidated Total
Revenues:
Restaurant sales	$—	$209,343	$—	$209,343
Franchise royalty revenues and fees	—	501	—	501

Total revenues	—	209,844	—	209,844

Costs and expenses:
Cost of sales	—	66,172	—	66,172
Restaurant wages and related expenses (including stock based compensation expense of $10)	—	60,232	—	60,232
Restaurant rent expense	—	9,902	2,306	12,208
Other restaurant operating expenses	—	29,039	—	29,039
Advertising expense	—	7,472	—	7,472
General and administrative (including stock based compensation expense of $713)	—	13,748	—	13,748
Depreciation and amortization	—	8,908	(519)	8,389
Impairment and other lease charges	—	975	—	975
Other income	—	(342)	—	(342)

Total operating expenses	—	196,106	1,787	197,893

Income from operations	—	13,738	(1,787)	11,951
Interest expense	4,281	2,939	(2,641)	4,579
Intercompany interest allocations	(1,983)	1,983	—	—

Income (loss) before income taxes	(2,298)	8,816	854	7,372
Provision (benefit) for income taxes	(854)	2,355	362	1,863
Equity income from subsidiaries	6,953	—	(6,953)	—

Net income	$5,509	$6,461	$(6,461)	$5,509

CARROLS CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—Continued

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

CARROLS CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—Continued

CONSOLIDATING STATEMENT OF OPERATIONS

Six Months Ended June 30, 2011

(In thousands of dollars)

(Unaudited)

	Parent Company Only	Guarantor Subsidiaries	Eliminations	Consolidated Total
Revenues:
Restaurant sales	$—	$406,216	$—	$406,216
Franchise royalty revenues and fees	—	866	—	866

Total revenues	—	407,082	—	407,082

Costs and expenses:
Cost of sales	—	126,487	—	126,487
Restaurant wages and related expenses (including stock based compensation expense of $20)	—	118,800	—	118,800
Restaurant rent expense	—	19,652	4,610	24,262
Other restaurant operating expenses	—	56,963	—	56,963
Advertising expense	—	14,975	—	14,975
General and administrative (including stock based compensation expense of $1,378)	—	27,602	—	27,602
Depreciation and amortization	—	17,536	(1,039)	16,497
Impairment and other lease charges	—	2,055	—	2,055
Other income	—	(448)	—	(448)

Total operating expenses	—	383,622	3,571	387,193

Income from operations	—	23,460	(3,571)	19,889
Interest expense	8,609	5,864	(5,281)	9,192
Intercompany interest allocations	(3,980)	3,980	—	—

Income (loss) before income taxes	(4,629)	13,616	1,710	10,697
Provision (benefit) for income taxes	(1,645)	4,111	474	2,940
Equity income from subsidiaries	10,741	—	(10,741)	—

Net income	$7,757	$9,505	$(9,505)	$7,757

CARROLS CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—Continued

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

CARROLS CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—Continued

CONSOLIDATING STATEMENT OF CASH FLOWS

Six Months Ended June 30, 2011

(In thousands of dollars)

(Unaudited)

	Parent Company Only	Guarantor Subsidiaries	Eliminations	Consolidated Total
Cash flows provided from operating activities:
Net income	$7,757	$9,505	$(9,505)	$7,757

Adjustments to reconcile net income to net cash provided from operating activities:
Gain on disposals of property and equipment	—	(97)	—	(97)
Stock-based compensation expense	—	1,398	—	1,398
Impairment and other lease charges	—	2,055	—	2,055
Depreciation and amortization	—	17,536	(1,039)	16,497
Amortization of deferred financing costs	457	129	(120)	466
Amortization of deferred gains from sale-leaseback transactions	—	(1,004)	(678)	(1,682)
Accretion of interest on lease financing obligations	—	25	(23)	2
Deferred income taxes	—	2,424	582	3,006
Refundable income taxes	451	—	—	451
Changes in other operating assets and liabilities	5,149	(16,812)	7,308	(4,355)

Net cash provided from operating activities	13,814	15,159	(3,475)	25,498

Cash flows used for investing activities:

Capital expenditures:
New restaurant development	—	(8,696)	—	(8,696)
Restaurant remodeling	—	(5,738)	—	(5,738)
Other restaurant capital expenditures	—	(4,401)	—	(4,401)
Corporate and restaurant information systems	(1,431)	(405)	—	(1,836)

Total capital expenditures	(1,431)	(19,240)	—	(20,671)
Proceeds from sale-leaseback transactions	—	5,012	—	5,012
Proceeds from sales of other properties	—	572	—	572

Net cash used for investing activities	(1,431)	(13,656)	—	(15,087)

Cash flows provided from (used for) financing activities:
Borrowings on revolving credit facility	32,700	—	—	32,700
Repayments on revolving credit facility	(32,700)	—	—	(32,700)
Scheduled principal payments on term loans	(7,036)	—	—	(7,036)
Principal payments on capital leases	—	(32)	—	(32)
Proceeds from lease financing obligations	—	1,736	—	1,736
Financing costs associated with issuance of lease financing obligations	—	(89)	—	(89)
Payment of deferred financing fees	(697)	—	—	(697)

Net cash provided from (used for) financing activities	(7,733)	1,615	—	(6,118)

Net increase in cash and cash equivalents	4,650	3,118	(3,475)	4,293
Cash and cash equivalents, beginning of period	42	3,102	—	3,144

Cash and cash equivalents, end of period	$4,692	$6,220	$(3,475)	$7,437

CARROLS CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—Continued

CONSOLIDATING STATEMENT OF CASH FLOWS

Six Months Ended June 30, 2010

(In thousands of dollars)

(Unaudited)

	Parent Company Only	Guarantor Subsidiaries	Eliminations	Consolidated Total
Cash flows provided from operating activities:
Net income	$4,752	$6,434	$(6,434)	$4,752

Adjustments to reconcile net income to net cash provided from operating activities:
Loss on disposals of property and equipment	—	220	—	220
Stock-based compensation expense	548	261	—	809
Impairment and other lease charges	—	3,901	—	3,901
Depreciation and amortization	—	17,299	(1,064)	16,235
Amortization of deferred financing costs	468	137	(128)	477
Amortization of unearned purchase discounts	—	—	—	—
Amortization of deferred gains from sale-leaseback transactions	—	(937)	(737)	(1,674)
Accretion of interest on lease financing obligations	—	211	(181)	30
Deferred income taxes	(54)	(565)	701	82
Refundable income taxes	576	—	—	576
Changes in other operating assets and liabilities	(1,217)	(13,897)	7,843	(7,271)

Net cash provided from operating activities	5,073	13,064	—	18,137

Cash flows used for investing activities:

Capital expenditures:
New restaurant development	—	(5,910)	—	(5,910)
Restaurant remodeling	—	(4,955)	—	(4,955)
Other restaurant capital expenditures	—	(4,590)	—	(4,590)
Corporate and restaurant information systems	(636)	(74)	—	(710)

Total capital expenditures	(636)	(15,529)	—	(16,165)
Properties purchased for sale-leaseback	—	(2,486)	—	(2,486)
Proceeds from sale-leaseback transactions	—	1,790	2,319	4,109

Net cash used for investing activities	(636)	(16,225)	2,319	(14,542)

Cash flows provided from (used for) financing activities:
Borrowings on revolving credit facility	71,700	—	—	71,700
Repayments on revolving credit facility	(69,200)	—	—	(69,200)
Principal pre-payments on term loans	(1,023)	—	—	(1,023)
Scheduled principal payments on term loans	(5,942)	—	—	(5,942)
Principal payments on capital leases	—	(44)	—	(44)
Proceeds from lease financing obligations	—	2,429	(2,429)	—
Financing costs associated with issuance of lease financing obligations	—	(110)	110	—
Proceeds from stock option exercises	28	—	—	28

Net cash provided from (used for) financing activities	(4,437)	2,275	(2,319)	(4,481)

Net decrease in cash and cash equivalents	—	(886)	—	(886)
Cash and cash equivalents, beginning of period	34	4,368	—	4,402

Cash and cash equivalents, end of period	$34	$3,482	$—	$3,516

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

We use a 52-53 week fiscal year ending on the Sunday closest to December 31. All references herein to the fiscal years ended January 2, 2011 and January 3, 2010 will be referred to as the fiscal years ended December 31, 2010 and 2009, respectively. Similarly, all references herein to the three and six months ended July 3, 2011 and July 4, 2010 will be referred to as the three and six months ended June 30, 2011 and 2010, respectively. The fiscal years ended December 31, 2010 and 2009 contained 52 weeks and 53 weeks, respectively, and the three and six months ended June 30, 2011 and 2010 each contained thirteen and twenty six weeks, respectively.

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

Executive Summary—an executive review of our performance for the three months ended June 30, 2011.

Results of Operations—an analysis of our results of operations for the three and six months ended June 30, 2011 compared to the three and six months ended June 30, 2010, including a review of material items and known trends and uncertainties.

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

Forward Looking Statements—cautionary information about forward-looking statements and a description of certain risks and projections.

Company Overview

We are one of the largest restaurant companies in the United States operating three restaurant brands in the quick-casual and quick-service restaurant segments with 550 restaurants located in 16 states as of July 3, 2011. We have been operating restaurants for more than 50 years. Through Carrols’ wholly-owned subsidiary, Fiesta Restaurant Group, Inc. (“Fiesta Restaurant Group”) and its wholly-owned subsidiaries we own and operate two restaurant brands, Pollo Tropical and Taco Cabana, which we acquired in 1998 and 2000, respectively. We are also the largest Burger King franchisee, based on the number of restaurants, and have operated Burger King restaurants since 1976. We operate our Burger King restaurants through Carrols and its wholly-owned subsidiary, Carrols LLC (“Carrols LLC”). As of July 3, 2011, our company-owned restaurants included 90 Pollo Tropical restaurants and 157 Taco Cabana restaurants, and we operated 303 Burger King restaurants under franchise agreements.

We are franchising our Pollo Tropical restaurants primarily internationally and, as of July 3, 2011, we had 30 franchised restaurants located in Puerto Rico, Ecuador, Honduras, the Bahamas, Trinidad, Venezuela and on college campuses in Florida. We also have agreements for the future development of franchised Pollo Tropical restaurants in Panama, Tobago, Aruba, Curacao and Bonaire. Although we are not actively franchising our Taco Cabana restaurants, we had five Taco Cabana franchised restaurants at July 3, 2011 located in the United States.

The following is an overview of the key financial measures discussed in our results of operations:

•

Restaurant sales consist of food and beverage sales, net of discounts, at our company-owned and operated restaurants. Restaurant sales are influenced by menu price increases, new restaurant openings, closures of restaurants and changes in comparable restaurant sales. Restaurants are included in comparable restaurant sales after they have been open for twelve months for our Burger King restaurants and 18 months for our Pollo Tropical and Taco Cabana restaurants. For comparative purposes, the calculation of the changes in comparable restaurant sales is based on a 52-week year.

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

•

Advertising expense includes all promotional expenses including television, radio, billboards and other media for our Pollo Tropical and Taco Cabana restaurants and advertising payments based on a percentage of sales as required under our franchise agreements for our Burger King restaurants.

•

General and administrative expenses are comprised primarily of (1) salaries and expenses associated with corporate and administrative functions that support the development and operations of all of our restaurants, (2) legal, auditing and other professional fees and (3) stock-based compensation expense.

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

•

Interest expense consists primarily of interest expense associated with Carrols’ 9% Senior Subordinated Notes due 2013 (the “Carrols Notes”), borrowings under Carrols senior credit facility, amortization of deferred financing costs and imputed interest expense on leases entered into in connection with sale-leaseback transactions which are accounted for as lease financing obligations. Interest expense also includes any gains and losses from the settlement of lease financing obligations.

Recent and Future Events Affecting our Results of Operations

Spin-off of Fiesta Restaurant Group, Inc.

On February 24, 2011 we announced our intention to split our business into two separate, publicly-traded companies through the tax-free spin-off of Fiesta Restaurant Group to our stockholders. If the spin-off is consummated, the common stock of Fiesta Restaurant Group will be distributed in the form of a pro rata dividend to our stockholders. Fiesta Restaurant Group would continue to own and operate the Pollo Tropical and Taco Cabana businesses and we would continue to own and operate our franchised Burger King restaurants through our subsidiaries Carrols and Carrols LLC.

We are developing detailed plans for the proposed spin-off, including the separation plan, transaction structure and timing, composition of senior management and the boards of directors, capital structure and other matters. The spin-off will be subject to approval by our Board of Directors, customary regulatory and other approvals and the receipt of a favorable IRS tax ruling, among other things.

We believe that the anticipated spin-off will enable each company to better focus on its respective opportunities as well as to pursue its own distinct operating plan and growth strategy including acquisition opportunities in the Burger King system. We expect to complete the spin-off by the end of 2011; however there can be no assurance that we will complete the spin-off by then or at all.

Refinancing of Outstanding Indebtedness

On August 5, 2011, we completed a refinancing of our existing indebtedness. Carrols LLC and Fiesta Restaurant Group each entered into new and independent financing arrangements. The proceeds from these financings were or will be used to repay all indebtedness outstanding under Carrols’ prior senior credit facility and the Carrols Notes, as well as to pay all related fees and expenses. Excess cash from the financings will be approximately $10 million to $11 million and will be available to Carrols for general corporate purposes.

Fiesta Restaurant Group sold $200 million of 8.875% senior secured second lien notes due 2016 (the “Fiesta Notes”) and entered into a $25 million secured revolving credit facility which was undrawn at closing. Carrols LLC entered into an $85 million secured credit facility including term loan borrowings of $65 million and an undrawn $20 million revolving credit facility. Proceeds from these borrowings were or will be used to repay approximately $80.2 million outstanding under Carrols prior senior credit facility, to repurchase $118.4 million of the Carrols Notes tendered pursuant to a cash tender offer (which ends August 18, 2011), and to pay accrued interest and related fees and expenses. In addition, the $46.6 million of the Carrols Notes not yet tendered will be repurchased upon completion of the cash tender offer or redeemed subsequent to its expiration along with payment for accrued interest and fees related to the tender offer.

As a result of these refinancing transactions, we expect to record a loss on extinguishment of debt in the third quarter of 2011 representing the write-off of previously deferred financing fees and the tender premium on redemption of the Carrols Notes. Total interest expense is anticipated to increase approximately $2.0 million to $2.5 million in the second half of 2011 as a result of these transactions.

Future Restaurant Closures

We evaluate the performance of our Burger King restaurants on an ongoing basis including an assessment of the current and future operating results of the restaurant, and in relation to Burger King franchise agreement renewals, the cost of required capital improvements. We may elect to close restaurants based on such evaluation. In 2010, we closed seven Burger King restaurants, not including restaurants relocated within the same market area. In the first six months of 2011 we closed three Burger King restaurants, not including a restaurant relocated within the same market area. We currently anticipate that we will close an additional two Burger King restaurants in 2011, excluding any relocations.

We also closed two underperforming Taco Cabana restaurants and two underperforming Pollo Tropical restaurants in 2010 and one underperforming Pollo Tropical restaurant and one underperforming Taco Cabana restaurant in the first six months of 2011. We currently anticipate the closing of one additional Pollo Tropical restaurant in 2011.

We do not believe that the future impact on our consolidated results of operations from such restaurant closures will be material, although there can be no assurance in this regard. Our determination of whether to close restaurants in the future is subject to further evaluation and may change.

Executive Summary—Operating Performance for the Three Months Ended June 30, 2011

Total revenues for the second quarter of 2011 increased 2.6% to $209.8 million from $204.5 million in the second quarter of 2010. Revenues from Fiesta Restaurant Group increased 9.2% in the second quarter of 2011 to $121.2 million and revenues from our Burger King restaurants decreased 5.2% to $88.6 million from $93.5 million in the second quarter of 2010. Comparable restaurant sales in the second quarter of 2011 increased 10.7% at our Pollo Tropical restaurants; increased 4.5% at our Taco Cabana restaurants and decreased 3.6% at our Burger King restaurants. The comparable restaurant sales increase at our Pollo Tropical restaurants was primarily a result of higher customer traffic while the comparable sales increase at our Taco Cabana restaurants was due primarily to an increase in average check, and, to a lesser extent, an increase in customer traffic. The comparable sales decrease at our Burger King restaurants was due primarily to a decline in customer traffic partially offset by an increase in average check.

Restaurant operating margins in the second quarter of 2011 were negatively impacted by higher food costs at each of our three restaurant brands as cost of sales, as a percentage of total restaurant sales, increased to 31.6% from 30.8%. These increases were partially offset by favorable sales mix changes at our Burger King and Pollo Tropical restaurants as well as menu price increases taken in the last twelve months. As a percentage of total restaurant sales, restaurant wages and related expenses decreased to 28.8% in the second quarter of 2011 from 29.2% in the second quarter of 2010 due to the effect of higher sales volumes at our Pollo Tropical and Taco Cabana restaurants on fixed labor costs and productive labor efficiencies at our Burger King restaurants. Advertising expense, as a percentage of total restaurant sales, decreased to 3.6% in the second quarter of 2011 from 3.8% in the second quarter of 2010 due to higher sales at our Pollo Tropical and Taco Cabana restaurants. Operating results were favorably impacted by lower utility costs which, as a percentage of total restaurant sales, decreased to 3.5% in the second quarter of 2011 from 3.7% in the second quarter of 2010.

General and administrative expenses increased to $13.7 million in the second quarter of 2011 from $12.7 million in the second quarter of 2010 due to higher administrative bonus accruals of $0.4 million and higher stock-based compensation expense of $0.3 million. General and administrative expenses in the second quarter of 2011 also included $0.2 million incurred in connection with the planned spin-off of Fiesta Restaurant Group.

Interest expense decreased $0.1 million to $4.6 million in the second quarter of 2011 from $4.7 million in the second quarter of 2010 due primarily to a reduction in our total outstanding indebtedness since the beginning of the third quarter of 2010.

Our effective income tax rate in the second quarter of 2011, including discrete tax items which reduced income tax expense $0.2 million, decreased to 25.3% compared to 33.7% in the second quarter of 2010.

As a result of the above, our net income increased to $5.5 million in the second quarter of 2011 from $2.4 million in the second quarter of 2010.

Results of Operations

Three Months Ended June 30, 2011 Compared to Three Months Ended June 30, 2010

The following table sets forth, for the three months ended June 30, 2011 and 2010, selected operating results as a percentage of consolidated restaurant sales:

	2011	2010
Restaurant sales:
Pollo Tropical	25.0%	22.8%
Taco Cabana	32.7%	31.4%
Burger King	42.3%	45.8%

Total restaurant sales	100.0%	100.0%

Costs and expenses:
Cost of sales	31.6%	30.8%
Restaurant wages and related expenses	28.8%	29.2%
Restaurant rent expense	5.8%	6.0%
Other restaurant operating expenses	13.9%	14.3%
Advertising expense	3.6%	3.8%
General and administrative	6.6%	6.2%

Since the beginning of the third quarter 2010 through the end of the second quarter of 2011, we have opened two new Pollo Tropical restaurants, four new Taco Cabana restaurants and two new Burger King restaurants. One of the new Burger King restaurants was a relocation within its market area. During the same period we closed seven Burger King restaurants, excluding relocations, two Pollo Tropical restaurants and two Taco Cabana restaurants.

Restaurant Sales. Total restaurant sales for the second quarter of 2011 increased 2.5%, to $209.3 million from $204.1 million in the second quarter of 2010. Total restaurant sales for Fiesta Restaurant Group increased 9.1% to $120.7 million in the second quarter of 2011 compared to $110.7 million in the second quarter of 2010.

Pollo Tropical restaurant sales in the second quarter of 2011 increased 12.2% to $52.2 million due primarily to an increase in comparable restaurant sales of 10.7% from an 8.9% increase in customer traffic and a 1.8% increase in average check, compared to the second quarter of 2010. The effect of menu price increases taken in the last twelve months, compared to the second quarter of 2010, was approximately 1.2% due to price increases taken primarily in the second quarter of 2011. There were no menu price increases at our Pollo Tropical restaurants in 2010.

Taco Cabana restaurant sales in the second quarter of 2011 increased 6.8% to $68.5 million due primarily to an increase in comparable restaurant sales of 4.5% in the second quarter of 2011 from a 3.1% increase in average check and a 1.2% increase in customer traffic, compared to the second quarter of 2010. The effect of menu price increases taken in the last twelve months, compared to the second quarter of 2010, was approximately 2.5%, including price increases taken in the second quarter of 2011 to partially offset recent increases in commodity costs.

Burger King restaurant sales in the second quarter decreased 5.2% to $88.6 million due to a 3.6% decrease in comparable restaurant sales from lower customer traffic and the closure, excluding relocations, of seven Burger King restaurants since the beginning of the third quarter of 2010. The effect of menu price increases taken in the last twelve months was approximately 5.5%, compared to the second quarter of 2010; however the average check at our Burger King restaurants increased 6.0% in the second quarter of 2011, compared to the first quarter of 2010, reflecting the effect of menu mix changes and product promotions.

Pollo Tropical Operating Costs and Expenses (percentages stated as a percentage of Pollo Tropical restaurant sales). Pollo Tropical cost of sales increased to 33.3% in the second quarter of 2011 from 32.6% in the second quarter of 2010 due primarily to higher chicken commodity prices (0.9%) offset partially by favorable menu item sales mix shifts. Pollo Tropical restaurant wages and related expenses decreased to 23.6% in the second quarter of 2011 from 24.1% in the second quarter of 2010 due primarily to the effect of higher sales volumes on fixed labor costs and lower workers compensation claim costs (0.2%), partially offset by higher medical claim costs (0.8%). Pollo Tropical other restaurant operating expenses decreased to 12.6% in the second quarter of 2011 from 13.0% in the second quarter of 2010 due primarily to lower real estate taxes (0.3%) and the effect of higher sales volumes on other fixed operating costs. Pollo Tropical advertising expense decreased slightly to 1.9% in the second quarter of 2011 from 2.0% in the second quarter of 2010 due to the timing of promotions.

Taco Cabana Operating Costs and Expenses (percentages stated as a percentage of Taco Cabana restaurant sales). Taco Cabana cost of sales increased to 32.5% in the second quarter of 2011 from 29.9% in the second quarter of 2010 due primarily to higher commodity prices including beef fajita meat (2.8%) partially offset by the effect of menu price increases taken in the last twelve months. Taco Cabana restaurant wages and related expenses decreased to 29.8% in the second quarter of 2011 from 30.1% in the second quarter of 2010 due primarily to the effect of higher sales volumes on fixed labor costs. Taco Cabana other restaurant operating expenses decreased to 13.4% in the second quarter of 2011 from 14.5% in the second quarter of 2010 due primarily to lower utility costs (0.5%), lower repairs and maintenance expenses (0.3%) and the reduction of operating supply costs. Taco Cabana advertising expense decreased to 4.0% in the second quarter of 2011 from 4.4% in the second quarter of 2010 due to the timing of promotions.

Burger King Operating Costs and Expenses (percentages stated as a percentage of Burger King restaurant sales). Burger King cost of sales decreased to 29.9% in the second quarter of 2011 from 30.7% in the second quarter of 2010 due to a favorable sales mix compared to the second quarter of 2010 (1.5%) primarily from the discontinuation of the Buck Double, the effect of menu price increases taken in the last twelve months (1.8%) and higher vendor rebates, offset by higher commodity prices (2.3%), including beef, and higher sales discounts (0.7%). Burger King restaurant wages and related expenses decreased slightly to 31.0% in the second quarter of 2011 from 31.1% in the second quarter of 2010 due to the effect of productive labor efficiencies offsetting the impact of lower sales volumes on fixed labor costs and higher workers compensation claim costs (0.3%). Burger King other restaurant operating expenses increased to 15.0% in the second quarter of 2011 from 14.7% in the second quarter of 2010 due primarily to the effect of lower sales volumes on fixed operating costs. Burger King advertising expense decreased slightly to 4.2% in the second quarter of 2011 from 4.3% in the second quarter of 2010.

Consolidated Restaurant Rent Expense. Restaurant rent expense, as a percentage of total restaurant sales, decreased to 5.8% in the second quarter of 2011 from 6.0% in the second quarter of 2010 due primarily to the effect of sales increases in the second quarter of 2011 at our Pollo Tropical and Taco Cabana restaurants on fixed rental costs and a decrease in contingent rent expense at our Burger King restaurants due to lower sales volumes.

Consolidated General and Administrative Expenses. General and administrative expenses increased $1.1 million in the second quarter of 2011 to $13.7 million and, as a percentage of total restaurant sales, increased to 6.6% compared to 6.2% in the second quarter of 2010 due primarily to $0.2 million of legal and professional fees incurred in connection with the planned spin-off of Fiesta Restaurant Group, an increase of $0.4 million in performance-based administrative bonus accruals and higher stock-based compensation expense of $0.3 million.

Adjusted Segment EBITDA. As a result of the factors set forth above, Adjusted Segment EBITDA for our Pollo Tropical restaurants increased to $9.6 million in the second quarter of 2011 from $8.1 million in the second quarter of 2010. Adjusted Segment EBITDA for our Taco Cabana restaurants increased to $7.0 million in the second quarter of 2011 from $6.9 million in the second quarter of 2010. Adjusted Segment EBITDA for our Burger King restaurants decreased to $5.1 million in the second quarter of 2011 from $5.5 million in the second quarter of 2010.

Adjusted Segment EBITDA for our Burger King segment includes general and administrative expenses related directly to the Burger King segment as well as expenses associated with administrative support to our Pollo Tropical and Taco Cabana segments for executive management, information systems and certain accounting, legal and other administrative functions. For the second quarter of 2011, the administrative support expenses included in the Burger King segment provided to Pollo Tropical were $1.2 million and the administrative support expenses provided to Taco Cabana were $1.4 million. For the second quarter of 2010, these administrative support expenses included in the Burger King segment were $1.1 million for Pollo Tropical and $1.4 million for Taco Cabana.

Depreciation and Amortization Expense. Depreciation and amortization expense increased to $8.4 million in the second quarter of 2011 from $8.1 million in the second quarter of 2010.

Impairment and Other Lease Charges. Impairment and other lease charges were $1.0 million in the second quarter of 2011 compared to $3.6 million in the second quarter of 2010. In the second quarter of 2011 impairment and other lease charges included $0.3 million in lease charges for a Taco Cabana restaurant closed late in the second quarter of 2011, $0.1 million for the impairment of an underperforming Burger King restaurant and $0.5 million in lease charges for four previously closed Pollo Tropical and Taco Cabana restaurants. In the second quarter of 2010 impairment and other lease charges were $3.6 million which included $1.4 million for an underperforming Pollo Tropical restaurant and $0.3 million to reduce the fair market value of a previously impaired Pollo Tropical restaurant. We also closed one Pollo Tropical restaurant in the second quarter of 2010 whose fixed assets were impaired in

2009, and recorded lease charges of $0.2 million which principally consisted of future minimum lease payments and related ancillary costs from the date of the restaurant closure to the end of the remaining lease term, net of any estimated cost recoveries from subletting the property. In addition, we recorded charges of $1.1 million for an underperforming Taco Cabana restaurant, $0.3 million to reduce the fair market value of a previously impaired Taco Cabana restaurant and $0.3 million associated with three underperforming Burger King restaurants.

Interest Expense. Total interest expense decreased $0.1 million to $4.6 million in the second quarter of 2011 due to a reduction in our LIBOR based borrowings since the beginning of the second quarter of 2010. The weighted average interest rate on our long-term debt, excluding lease financing obligations, increased to 6.4% in the second quarter of 2011 from 6.1% in the second quarter of 2010. Interest expense on lease financing obligations was $0.3 million in the second quarter of 2011 and $0.2 million in the second quarter of 2010.

Provision for Income Taxes. The provision for income taxes for the second quarter of 2011 was derived using an estimated effective annual income tax rate for 2011 of 29.7%, which excludes any discrete tax adjustments. Discrete tax adjustments in the second quarter of 2011 decreased the provision for income taxes by $0.2 million and resulted in an overall tax rate of 25.3%. The provision for income taxes for the second quarter of 2010 was derived using an estimated effective annual income tax rate for 2010 of 36.9%, which excluded any discrete tax adjustments. Discrete tax adjustments reduced the provision for income taxes by $0.1 million in the second quarter of 2010 and resulted in an overall tax rate of 33.7%. The decrease in our effective tax rate compared to that used in the second quarter of 2010 was due primarily to higher Work Opportunity and HIRE Act tax credits.

Net Income. As a result of the foregoing, net income was $5.5 million in the second quarter of 2011 compared to $2.4 million in the second quarter of 2010.

Six Months Ended June 30, 2011 Compared to Six Months Ended June 30, 2010

The following table sets forth, for the six months ended June 30, 2011 and 2010, selected operating results as a percentage of consolidated restaurant sales:

	2011	2010
Restaurant sales:
Pollo Tropical	25.6%	23.0%
Taco Cabana	32.5%	31.6%
Burger King	41.9%	45.4%

Total restaurant sales	100.0%	100.0%

Costs and expenses:
Cost of sales	31.1%	30.6%
Restaurant wages and related expenses	29.2%	29.8%
Restaurant rent expense	6.0%	6.2%
Other restaurant operating expenses	14.0%	14.4%
Advertising expense	3.7%	3.7%
General and administrative	6.8%	6.3%

Since the beginning of 2010 through the second quarter of 2011, we have opened two new Pollo Tropical restaurants, four new Taco Cabana restaurants and three new Burger King restaurants. Two of the new Burger King restaurants were relocations within their market areas. During the same period we closed three Pollo Tropical restaurants, three Taco Cabana restaurants and ten Burger King restaurants, excluding relocations,

Restaurant Sales. Total restaurant sales in the first six months of 2011 increased 1.9% to $406.2 million from $398.8 million in the first six months of 2010. Restaurant sales for Fiesta Restaurant Group increased 8.4% to $236.0 million from $217.7 million in the first six months of 2010.

Pollo Tropical restaurant sales in the first six months of 2011 increased 13.7% to $104.2 million due primarily to an increase in comparable restaurant sales of 12.0% resulting from an 11.1% increase in customer traffic and a 1.0% increase in average check, compared to the first six months of 2010.

Taco Cabana restaurant sales in the first six months of 2011 increased 4.5% to $131.8 million due primarily to a 3.3% increase in comparable restaurant sales resulting from an increase in average check of 2.5% and an increase in customer traffic of 0.8%, compared to the first six months of 2010.

Burger King restaurant sales in the first six months of 2011 decreased 6.0% to $170.2 million due to a decrease in comparable restaurant sales of 4.3% from lower customer traffic and the closure, excluding relocations, of ten Burger King restaurants since the beginning of 2010. In the first six months of 2011, customer traffic decreased 10.8% and was partially offset by an increase in average check of 6.5% resulting from the factors mentioned above.

Pollo Tropical Operating Costs and Expenses (percentages stated as a percentage of Pollo Tropical restaurant sales). Pollo Tropical cost of sales increased to 33.2% in the first six months of 2011 from 32.6% in the first six months of 2010 due primarily to higher chicken commodity prices (0.7%) offset partially by favorable menu item sales mix shifts. Pollo Tropical restaurant wages and related expenses decreased to 23.6% in the first six months of 2011 from 24.9% in the first six months of 2010 due primarily to the effect of higher sales volumes on fixed labor costs and lower workers compensation claim costs (0.5%), partially offset by higher medical claim costs (0.2%). Pollo Tropical other restaurant operating expenses decreased to 12.4% in the first six months of 2011 from 13.1% in the first six months of 2010 due primarily to lower real estate taxes (0.4%) and the effect of higher sales volumes on other fixed operating costs. Pollo Tropical advertising expense decreased to 2.2% in the first six months of 2011 from 2.4% in the first six months of 2010 due to the timing of promotions. For all of 2011 our Pollo Tropical advertising expenses are expected to be approximately 2.6% to 2.8% of Pollo Tropical restaurant sales.

Taco Cabana Operating Costs and Expenses (percentages stated as a percentage of Taco Cabana restaurant sales). Taco Cabana cost of sales increased to 31.4% in the first six months of 2011 from 29.9% in the first six months of 2010 due primarily to higher commodity prices (1.7%) partially offset by the effect of menu price increases taken since the beginning of 2010. Taco Cabana restaurant wages and related expenses decreased to 30.2% in the first six months of 2011 from 30.7% in the first six months of 2010 due primarily to the effect of higher sales volumes on fixed labor costs and lower medical claim costs (0.4%). Taco Cabana other restaurant operating expenses decreased to 13.3% in the first six months of 2011 from 14.3% in the first six months of 2010 due primarily to lower utility costs (0.5%), the reduction of operating supply costs and the effect of higher sales volumes on other fixed operating costs. Taco Cabana advertising expense increased to 4.2% in the first six months of 2011 from 3.8% in the first six months of 2010 due to the timing of promotions. For all of 2011 our Taco Cabana advertising expenses are expected to be approximately 3.9% to 4.1% of Taco Cabana restaurant sales.

Burger King Operating Costs and Expenses (percentages stated as a percentage of Burger King restaurant sales). Burger King cost of sales decreased to 29.6% in the first six months of 2011 from 30.2% in the first six months of 2010 due to a favorable sales mix compared to the first six months of 2010 (1.3%) from the discontinuation of the Buck Double and the effect of menu price increases taken in the last twelve months (1.6%), offset by higher commodity prices (2.4%), including beef, and higher sales discounts (0.5%). Burger King restaurant wages and related expenses increased to 32.0% in the first six months of 2011 from 31.6% in the first six months of 2010 due to the effect of lower sales volumes on fixed labor costs and higher workers compensation and medical claim costs (0.4%) partially offset by productive labor efficiencies. Burger King other restaurant operating expenses increased to 15.6% in the first six months of 2011 from 15.1% in the first six months of 2010 due primarily to the effect of lower sales volumes on fixed operating costs. Burger King advertising expense was 4.2% in both the first six months of 2011 and 2010. For all of 2011 our Burger King advertising expenses are expected to be approximately 4.0% to 4.2% of Burger King restaurant sales.

Consolidated Restaurant Rent Expense. Restaurant rent expense, as a percentage of total restaurant sales, decreased to 6.0% in the first six months of 2011 from 6.2% in the first six months of 2010 due primarily to the effect of sales increases at our Pollo Tropical and Taco Cabana restaurants on fixed rental costs and a decrease in contingent rent expense at our Burger King restaurants due to lower sales volumes.

Consolidated General and Administrative Expenses. General and administrative expenses increased $2.4 million in the first six months of 2011 to $27.6 million and, as a percentage of total restaurant sales, increased to 6.8% from 6.3% in the first six months of 2010 due primarily to higher stock-based compensation expense of $0.6 million, higher legal and professional fees of $0.7 million including $0.5 million incurred in connection with the planned spin-off of Fiesta Restaurant Group and an increase of $0.8 million in performance-based administrative bonus accruals.

Adjusted Segment EBITDA. As a result of the factors above, Adjusted Segment EBITDA for our Pollo Tropical restaurants increased to $19.6 million in the first six months of 2011 from $14.9 million in the first six months of 2010. Adjusted Segment EBITDA for our Taco Cabana restaurants decreased to $13.5 million in the first six months of 2011 from $13.6 million in the first six months of 2010. Adjusted Segment EBITDA for our Burger King restaurants decreased to $6.3 million in the first six months of 2011 from $9.3 million in the first six months of 2010.

Adjusted Segment EBITDA for our Burger King segment includes general and administrative expenses related directly to the Burger King segment as well as expenses associated with administrative support to our Pollo Tropical and Taco Cabana segments for executive management, information systems and certain accounting, legal and other administrative functions. For the first six months of 2011, the administrative support expenses included in the Burger King segment provided to Pollo Tropical were $2.6 million and the administrative support expenses provided to Taco Cabana were $3.3 million. For the first six months of 2010, these administrative support expenses included in the Burger King segment were $2.2 million for Pollo Tropical and $2.8 million for Taco Cabana.

Depreciation and Amortization. Depreciation and amortization expense increased to $16.5 million in the first six months of 2011 from $16.2 million in the first six months of 2010.

Impairment and Other Lease Charges. Impairment and other lease charges were $2.1 million in the first six months of 2011 due primarily to charges of $1.0 million in the second quarter as discussed above and $1.1 million in the first quarter of 2011 which included $0.8 million for the impairment of five underperforming Burger King restaurants and $0.2 million in lease charges for a Pollo Tropical restaurant that was closed in the first quarter of 2011 and whose assets were previously impaired in 2010. The first six months of 2010 included impairment and other lease charges of $3.9 million due primarily to charges of $3.6 million in the second quarter as discussed above and $0.2 million related to a non-operating Taco Cabana property, due to a reduction of estimated cost recoveries from subletting the property through the end of the remaining lease term.

Interest Expense. Total interest expense decreased $0.3 million to $9.2 million in the first six months of 2011 due to a reduction in our total outstanding indebtedness since the beginning of 2010. The weighted average interest rate on our long-term debt, excluding lease financing obligations, for the first six months of 2011 was 6.3% compared to 6.0% in the first six months of 2010. Interest expense on lease financing obligations was $0.5 million for both the first six months of 2011 and 2010.

Provision for Income Taxes. The provision for income taxes for the first six months of 2011 was derived using an estimated effective annual income tax rate of for the year ending December 31, 2011 of 29.7%. Discrete tax adjustments reduced the provision for income taxes by $0.2 million in the first six months of 2011 and resulted in an overall tax rate of 27.5%. The provision for income taxes for the first six months of 2010 was derived using an estimated effective annual income tax rate for the year ending December 31, 2009 of 36.9%. Discrete tax adjustments reduced the provision for income taxes by $0.1 million in the first six months of 2010 and resulted in an overall tax rate of 36.0%.

Net Income. As a result of the foregoing, net income was $7.8 million in the first six months of 2011 compared to $4.7 million in the first six months of 2010.

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

In response to economic conditions we have reduced our debt balances and our financial leverage. We limited our spending on new restaurant development in 2009 and 2010 which allowed us to utilize our free cash flow to reduce our outstanding indebtedness. We are continuing to moderate new restaurant growth in 2011.

On August 5, 2011, we completed a refinancing of our existing indebtedness. Carrols LLC and Fiesta Restaurant Group each entered into new and independent financing arrangements. The proceeds from these financings were or will be used to repay amounts outstanding under Carrols’ senior credit facility and the Carrols Notes, as well as to pay all related fees and expenses. Excess cash from the financings is expected to be approximately $10 million to $11 million, which will be used by Carrols for general corporate purposes.

Fiesta Restaurant Group sold $200 million of 8.875% senior secured second lien notes due 2016 and entered into a $25 million secured revolving credit facility which was undrawn at closing. Carrols LLC entered into an $85 million secured credit facility including term loan borrowings of $65 million and an undrawn $20 million revolving credit facility. Proceeds from these borrowings were used to repay approximately $80.2 million outstanding under Carrols senior credit facility, to repurchase $118.4 million of the Carrols Notes tendered pursuant to a cash tender offer (which ends August 18, 2011), to pay accrued interest and to pay related fees and expenses. In addition, the $46.6 million of the Carrols Notes not yet tendered will be repurchased upon completion of the cash tender offer or redeemed subsequent to its expiration along with payment for accrued interest and fees related to the tender offer.

Interest payments under our debt obligations, capital expenditures and payments related to our lease obligations represent significant liquidity requirements for us. We believe cash generated from our operations, excess cash generated from our refinancing transactions described above, availability of borrowing under our new revolving credit facilities and proceeds from anticipated sale-leaseback transactions will provide sufficient cash availability to cover our anticipated working capital needs, capital expenditures and debt service requirements for the next twelve months.

Operating Activities. Net cash provided from operating activities for the first six months of 2011 increased $7.2 million to $25.3 million from $18.1 million in the first six months of 2010, due to a reduction in the changes in the components of net working capital, including deferred tax assets of $2.9 million, and an increase in net income, adjusted for non-cash items including depreciation and amortization, impairment and other lease charges and stock-based compensation expense of $2.0 million.

Investing Activities. Net cash used for investing activities in the first six months of 2011 and 2010 was $15.1 million and $14.5 million, respectively. Capital expenditures are the largest component of our investing activities and include: (1) new restaurant development, which may include the purchase of real estate; (2) restaurant remodeling, which includes the renovation or rebuilding of the interior and exterior of our existing restaurants, including expenditures associated with Burger King franchise renewals; (3) other restaurant capital expenditures, which include capital maintenance expenditures for the ongoing reinvestment and enhancement of our restaurants; and (4) corporate and restaurant information systems, including expenditures in 2011 for new point-of-sale systems for our Burger King restaurants.

The following table sets forth our capital expenditures for the periods presented (in thousands):

	Pollo Tropical	Taco Cabana	Burger King	Other	Consolidated
Six Months Ended June 30, 2011
New restaurant development	$1,348	$5,776	$1,572	$—	$8,696
Restaurant remodeling	1,399	842	3,497	—	5,738
Other restaurant capital expenditures (1)	1,034	1,198	2,169	—	4,401
Corporate and restaurant information systems	—	—	—	1,836	1,836

Total capital expenditures	$3,781	$7,816	$7,238	$1,836	$20,671

Number of new restaurant openings (2)	—	3	2		5

Six Months Ended June 30, 2010
New restaurant development	$1,716	$2,133	$2,061	$—	$5,910
Restaurant remodeling	954	1,240	2,761	—	4,955
Other restaurant capital expenditures (1)	1,155	1,493	1,942	—	4,590
Corporate and restaurant information systems	—	—	—	710	710

Total capital expenditures	$3,825	$4,866	$6,764	$710	$16,165

Number of new restaurant openings	—	—	1		1

1)	Excludes restaurant repair and maintenance expenses included in other restaurant operating expenses in our consolidated financial statements. For the first six months of 2011 and 2010, total restaurant repair and maintenance expenses were approximately $9.4 million and $9.0 million, respectively.
2)	Includes a Burger King restaurant which was relocated within the same market area under a new franchise agreement.

For 2011 we anticipate that total capital expenditures will range from $45 million to $50 million, although the actual amount of capital expenditures may differ from these estimates. In 2011 we plan to have opened a total of five to seven new Pollo Tropical and Taco Cabana restaurants, one new Burger King restaurant and to relocate one Burger King restaurant. Capital expenditures in 2011 are expected to include approximately $12 million to $14 million for the development of new restaurants and purchase of related real estate. Capital expenditures in 2011 also are expected to include expenditures of approximately $28 million to $31 million for the ongoing reinvestment in our three restaurant concepts for remodeling costs and capital maintenance expenditures and approximately $5 million of other expenditures, including expenditures for new point-of-sale systems at our Burger King restaurants.

Investing activities also include sale-leaseback transactions related to our restaurant properties, the net proceeds from which were $5.0 million and $4.1 million in the first six months of 2011 and 2010, respectively. The net proceeds from these sales were used to reduce outstanding borrowings under our senior credit facility. In the first six months of 2010 we also purchased two of our restaurant properties for $2.5 million for future sales in sale-leaseback transactions.

Financing Activities. Net cash used for financing activities in the first six months of 2011 and 2010 was $5.9 million and $4.5 million, respectively, including principal payments on our term loan under Carrols senior credit facility of $7.0 million in both periods. During the second quarter of 2011, we entered into a sale-leaseback transaction for a restaurant property that did not qualify for sale-leaseback accounting and the net proceeds of $1.7 million were recorded as a lease financing obligation. During the first six months of 2011 we also deferred $0.7 million of financing costs pertaining to our August 2011 refinancing discussed above.

New Secured Credit Facilities. On August 5, 2011 Fiesta Restaurant Group entered into a new first lien revolving credit facility providing for aggregate borrowings of up to $25.0 million (including $10.0 million available for letters of credit). The new Fiesta Restaurant Group revolving credit facility also provides for incremental increases of up to $5.0 million, in the aggregate, to the revolving credit borrowings available under the Fiesta Restaurant Group secured credit facility, and matures on February 5, 2016. Borrowings under the Fiesta Restaurant Group secured credit facility bear interest at a per annum rate, at Fiesta Restaurant Group’s option, of either (all terms as defined in the Fiesta Restaurant Group secured credit facility):

1) the Alternate Base Rate plus the applicable margin of 2.0% to 2.75% based on Fiesta Restaurant Group’s Adjusted Leverage Ratio (with an initial applicable margin set at 2.5% until the delivery of financial statements for the fourth fiscal quarter of 2011 to the agent and lenders under the Fiesta Restaurant Group secured credit facility), or

2) the LIBOR Rate plus the applicable margin of 3.0% to 3.75% based on Fiesta Restaurant Group’s Adjusted Leverage Ratio (with an initial applicable margin set at 3.5% until the delivery of financial statements for the fourth fiscal quarter of 2011 to the agent and lenders under the Fiesta Restaurant Group secured credit facility).

Fiesta Restaurant Group’s obligations under the Fiesta Restaurant Group secured credit facility are secured by a first priority lien on substantially all of the assets of Fiesta Restaurant Group and its material subsidiaries, as guarantors, (including a pledge of all of the capital stock and equity interests of its material subsidiaries).

The Fiesta Restaurant Group secured senior credit facility contains customary default provisions, including without limitation, a cross default provision pursuant to which it is an event of default under these facilities if there is a default under any indebtedness of Fiesta Restaurant Group having an outstanding principal amount of $2.5 million or more which results in the acceleration of such indebtedness prior to its stated maturity or is caused by a failure to pay principal when due.

On August 5, 2011 Carrols LLC entered into a new secured credit facility, which provides for $65.0 million aggregate principal amount of term loan borrowings and a revolving credit facility which provides for aggregate borrowings of up to $20.0 million (including $10.0 million available for letters of credit) both maturing on August 5, 2016. The Carrols LLC secured credit facility also provides for incremental borrowing increases of up to $25 million, in the aggregate, to the revolving credit facility and term loan borrowings available under the Carrols LLC secured credit facility. Borrowings under the term loan and revolving credit borrowings under the Carrols LLC secured credit facility bear interest at a per annum rate, at Carrols LLC’s option, of either (all terms as defined in the Carrols LLC secured credit facility):

1) the Alternate Base Rate plus the applicable margin of 2.25% to 4.0% based on Carrols LLC’s Adjusted Leverage Ratio (with an initial applicable margin set at 2.75% until the delivery of financial statements for the fourth fiscal quarter of 2011 to the agent and lenders under the Carrols LLC secured credit facility), or

2) the LIBOR Rate plus the applicable margin of 3.25% to 4.0% based on Carrols LLC’s Adjusted Leverage Ratio (with an initial applicable margin set at 3.75% until the delivery of financial statements for the fourth fiscal quarter of 2011 to the agent and lenders under the Carrols LLC secured credit facility).

Under the Carrols LLC secured credit facility, Carrols LLC will be required to make mandatory prepayments of revolving credit facility borrowings and principal on term loan borrowings (i) annually in an amount equal to 50% to 100% of Excess Cash Flow (as defined in the Carrols LLC secured credit facility) based on Carrols LLC’s Adjusted Leverage Ratio and (ii) in the event of dispositions of assets, debt issuances and insurance and condemnation proceeds (all subject to certain exceptions).

The term loan borrowings under the new Carrols LLC secured credit facility are payable in consecutive quarterly principal payments of $1.625 million beginning on the last day of the fourth quarter of 2011 through the first quarter of 2016 with the remaining outstanding principal amount of $30.75 million due on the maturity date of August 5, 2016.

Carrols LLC’s obligations under the Carrols LLC secured credit facility are secured by a first priority lien on substantially all of the assets of Carrols LLC and by a pledge by Carrols of all of the outstanding equity interests of Carrols LLC.

The Carrols LLC secured senior credit facility contains customary default provisions, including without limitation, a cross default provision pursuant to which it is an event of default under these facilities if there is a default under any indebtedness of Carrols LLC having an outstanding principal amount of $2.5 million or more which results in the acceleration of such indebtedness prior to its stated maturity or is caused by a failure to pay principal when due.

Fiesta Restaurant Group Senior Secured Second Lien Notes. On August 5, 2011, Fiesta Restaurant Group issued $200.0 million of 8.875% senior secured second lien notes due 2016 pursuant to an indenture dated as of August 5, 2011 governing such notes. The Fiesta Notes mature on August 15, 2016 and the entire principal amount of the Fiesta Notes is payable on such maturity date. Interest is payable semi-annually on February 15 and August 15 with the first interest payment due on February 15, 2012. The Fiesta Notes are secured by second-priority liens on substantially all of Fiesta Restaurant Group’s and its material subsidiaries assets (including a pledge of all of the capital stock and equity interests of its material subsidiaries).

The Fiesta Notes are redeemable at the option of Fiesta Restaurant Group in whole or in part at any time after February 15, 2014 at a price of 104.438% of the principal amount plus accrued and unpaid interest, if any, if redeemed before February 15, 2015, 102.219% of the principal amount plus accrued and unpaid interest, if any, if redeemed after February 15, 2015 but before February 15, 2016 and 100% of the principal amount plus accrued and unpaid interest, if any, if redeemed after February 15, 2016. Prior to February 14, 2014, Fiesta Restaurant Group may redeem some or all of the notes at a redemption price of 100% of the principal amount of each note plus accrued and unpaid interest, if any, and a make-whole premium. In addition, at any time prior to February 15, 2014, Fiesta Restaurant Group may redeem up to 35% of the Fiesta Notes with the net cash proceeds from specified equity offerings at a redemption price equal to 108.875% of the principal amount of each note to be redeemed, plus accrued and unpaid interest, if any, to the date of redemption.

The indenture governing the Fiesta Notes includes certain covenants, including limitations and restrictions on Fiesta Restaurant Group and its material subsidiaries who are guarantors under such indenture to incur additional debt, issue preferred stock, pay dividends or make distributions in respect of capital stock or make certain other restricted payments or investments, incur liens, sell assets, enter into transactions with affiliates, agree to payment restrictions affecting certain of its material subsidiaries and enter into mergers, consolidations or sales of all or substantially all of Fiesta Restaurant Group’s or its material subsidiaries’ assets. These covenants are subject to certain exceptions and qualifications including, without limitation, permitting the spin-off transaction discussed in Note 1.

The indenture governing the Fiesta Notes contains customary default provisions, including without limitation, a cross default provision pursuant to which it is an event of default under these notes and the indenture if there is a default under any indebtedness of Fiesta Restaurant Group having an outstanding principal amount of $15.0 million or more which results in the acceleration of such indebtedness prior to its stated maturity or is caused by a failure to pay principal when due.

Carrols Senior Credit Facility. Carrols’ prior senior credit facility totaled $185 million, originally consisting of $120 million principal amount of term loan A borrowings maturing on March 9, 2013 (or earlier on September 30, 2012 if the Carrols Notes are not refinanced by June 30, 2012) and a $65.0 million revolving credit facility (including a sub limit of up to $25.0 million for letters of credit and up to $5.0 million for swingline loans), maturing on March 8, 2012.

The term loan and revolving credit borrowings under the prior senior credit facility bore interest at a per annum rate, at Carrols’ option, of either:

1) the applicable margin percentage ranging from 0% to 0.25% based on Carrols’ senior leverage ratio (as defined in the senior credit facility) plus the greater of (i) the prime rate or (ii) the federal funds rate for that day plus 0.5%; or

2) Adjusted LIBOR plus the applicable margin percentage in effect ranging from 1.0% to 1.5% based on Carrols’ senior leverage ratio. At June 30, 2011 the LIBOR margin percentage was 1.0%.

At July 3, 2011, outstanding borrowings under Term loan A of the prior senior credit facility were $80.2 million with the remaining balance due and payable as follows:

1) three quarterly installments of approximately $4.2 million beginning on September 30, 2011; and

2) four quarterly installments of approximately $16.9 million beginning on June 30, 2012.

Under the prior senior credit facility, Carrols was required to make mandatory prepayments of principal on term loan A facility borrowings (a) annually in an amount up to 50% of Excess Cash Flow depending upon Carrols’ Total Leverage Ratio (as such terms are defined in the prior senior credit facility), (b) in the event of certain dispositions of assets (all subject to certain exceptions) and insurance proceeds, in an amount equal to 100% of the net proceeds received by Carrols therefrom, and (c) in an amount equal to 100% of the net proceeds from any subsequent issuance of debt. For the year ended December 31, 2010, there was not a required prepayment based on the Excess Cash Flow for 2010, as defined. For the year ended December 31, 2009, Carrols was required to make a principal prepayment of approximately $1.0 million in the first quarter of 2010.

The prior senior credit facility contained certain covenants, including, without limitation, those limiting Carrols’ ability to incur indebtedness, incur liens, sell or acquire assets or businesses, change the nature of its business, engage in transactions with related parties, make certain investments or pay dividends. In addition, Carrols was required to meet certain financial ratios, including fixed charge coverage, senior leverage, and total leverage ratios (all as defined under the senior credit facility). Carrols was in compliance with the covenants under its prior senior credit facility as of July 3, 2011.

After reserving $13.5 million for letters of credit guaranteed by the facility, $51.5 million was available for borrowings under the prior revolving credit facility at July 3, 2011.

Carrols Senior Subordinated Notes. On December 15, 2004, Carrols issued $180 million of 9% senior subordinated notes due 2013 that bear interest at a rate of 9% payable semi-annually on January 15 and July 15 and mature on January 15, 2013. At both July 3, 2011 and January 2, 2011, $165.0 million principal amount of the Carrols Notes were outstanding.

Restrictive covenants under the Carrols Notes included limitations with respect to the Carrols’ ability to issue additional debt, incur liens, sell or acquire assets or businesses, pay dividends and make certain investments. Carrols was in compliance as of July 3, 2011 with the restrictive covenants in the indenture governing the Carrols Notes.

On July 22, 2011, Carrols commenced an offer to purchase for cash any and all of the $165 million outstanding principal amount of the Carrols Notes and solicited consents to effect certain proposed amendments to the indenture governing the Carrols Notes. The tender offer will expire on August 18, 2011, unless terminated or extended. Holders who validly tendered the Carrols Notes on or before August 4, 2011 received total consideration of $1,003.75 for each $1,000 principal amount of such notes accepted for purchase. Total consideration included a consent payment of $30.00 per $1,000 principal amount, which was payable only to holders who tendered their Notes and validly delivered their consents prior to the expiration of the consent solicitation at 5:00p.m. on August 4, 2011. On August 5, 2011, $118.4 million principal amount of the Carrols Notes that were validly tendered on or prior to 5:00p.m. on August 4, 2011 were accepted for payment and paid by Carrols. Holders who validly tender the Carrols Notes after 5:00p.m. on August 4, 2011, but before August 18, 2011, will receive $973.75 for each $1,000 principal amount of such notes accepted for purchase. Accrued and unpaid interest, up to, but not including, the applicable settlement date, will be paid in cash on all validly tendered and accepted Carrols Notes.

The amendments to the indenture governing the Carrols Notes, among other things, eliminated a significant portion of the restrictive covenants in the indenture governing the Carrols Notes and eliminated certain events of default. The elimination (or, in certain cases, amendment) of these restrictive covenants and other provisions permit Carrols and its subsidiaries to, among other things, incur indebtedness, pay dividends or make other restricted payments, incur liens or make investments, in each case which otherwise may not have been permitted pursuant to the indenture governing the Carrols Notes. The amendments to the indenture governing the Carrols Notes are binding upon the holders of the Carrols Notes not tendered into the tender offer.

Indebtedness. At July 3, 2011, we had total debt outstanding (including current portion) of 165.0 million of Carrols Notes, $80.2 million of outstanding borrowings under Carrols’ prior senior credit facility, $11.8 million of lease financing obligations and $1.2 million of capital lease obligations.

Contractual Obligations

A table of our contractual obligations as of December 31, 2010 was included in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2010. There have been no significant changes to our contractual obligations during the six months ended June 30, 2011. The table included in our 2010 10-K reflected our debt obligations at December 31, 2010 which did not include any changes resulting from our refinancing activities in the third quarter of 2011.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements other than our operating leases, which are primarily for our restaurant properties and not recorded on our consolidated balance sheet.

Application of Critical Accounting Policies

Our unaudited interim consolidated financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America. Preparing consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. These estimates and assumptions are affected by the application of our accounting policies. Our significant accounting policies are described in the “Significant Accounting Policies” footnote in the notes to our Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2010. Critical accounting estimates are those that require application of management’s most difficult, subjective or complex judgments, often as a result of matters that are inherently uncertain and may change in subsequent periods. There have been no material changes affecting our critical accounting policies previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010 during the three months ended June 30, 2011.

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

Forward Looking Statements

This Quarterly Report on Form 10-Q contains statements which constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Statements that are predictive in nature or that depend upon or refer to future events or conditions are forward-looking statements. These statements are often identified by the words “may,” “might,” “will,” “should,” “anticipate,” “believe,” “expect,” “intend,” “estimate,” “hope”, “plan” or similar expressions. In addition, expressions of our strategies, intentions or plans are also forward looking statements. These statements reflect management’s current views with respect to future events and are subject to risks and uncertainties, both known and unknown. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their date. There are important factors that could cause actual results to differ materially from those in forward-looking statements, many of which are beyond our control. Investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those projected or implied in the forward-looking statements. We believe important factors that could cause actual results to differ materially from our expectations include the following, in addition to other risks and uncertainties discussed herein and in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010:

•	The effect of the proposed tax-free spin-off of Fiesta Restaurant Group by Carrols Restaurant Group;

•	The potential tax liability associated with the proposed tax-free spin-off of Fiesta Restaurant Group by Carrols Restaurant Group;

•	Increases in food costs;

•	Competitive conditions;

•	Regulatory factors;

•	Environmental conditions and regulations;

•	General economic conditions, particularly in the retail sector;

•	Weather conditions;

•	Increases in commodity costs;

•	Fuel prices;

•	Significant disruptions in service or supply by any of our suppliers or distributors;

•	Changes in consumer perception of dietary health and food safety;

•	Labor and employment benefit costs;

•	The outcome of pending or future legal claims and proceedings;

•	Our ability to manage our growth and successfully implement our business strategy;

•	The risks associated with the expansion of our business;

•	Our ability to integrate any businesses we acquire;

•	Our borrowing costs and credit ratings, which may be influenced by the credit ratings of our competitors;

•	The risk of an act of terrorism or escalation of any insurrection or armed conflict involving the United States or any other national or international calamity; and

•

Factors that affect the restaurant industry generally, including recalls if products become adulterated or misbranded, liability if our products cause injury, ingredient disclosure and labeling laws and regulations, reports of cases of food borne illnesses such as “mad cow” disease and avian flu, and the possibility that consumers could lose confidence in the safety and quality of certain food products, as well as negative publicity regarding food quality, illness, injury or other health concerns.

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

A 1% change in interest rates would have resulted in an increase or decrease in interest expense of approximately $0.4 million for the six months ended June 30, 2011.

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

Evaluation of Disclosure Controls and Procedures. We have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report, with the participation of our Chief Executive Officer and Chief Financial Officer, as well as other key members of our management. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of July 3, 2011.

No change occurred in our internal control over financial reporting during the second quarter of 2011 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings

None

Item 1A.	Risk Factors

You should carefully consider the risks described below, as well as other information and data included in this Quarterly Report on Form 10-Q. Any of the following risks could materially adversely affect our business, consolidated financial condition or results of operations.

Risks Related to Our Business

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

Pollo Tropical’s competitors include national and regional chicken-based concepts as well as quick-service hamburger restaurant chains and other types of quick-service and quick-casual restaurants. Our Taco Cabana restaurants compete with quick-service restaurants, including those in the quick-service Mexican segment, other quick-casual restaurants and traditional casual dining Mexican restaurants. With respect to our Burger King restaurants, our largest competitors are McDonald’s and Wendy’s restaurants.

To remain competitive, we, as well as certain of the other major quick-casual and quick-service restaurant chains, have increasingly offered selected food items and combination meals at discounted prices. These pricing and other marketing strategies have had, and in the future may have, a negative impact on our sales and earnings.

Factors applicable to the quick-casual and quick-service restaurant segments may adversely affect our results of operations, which may cause a decrease in earnings and revenues.

The quick-casual and quick-service restaurant segments are highly competitive and can be materially adversely affected by many factors, including:

•	changes in local, regional or national economic conditions;

•	changes in demographic trends;

•	changes in consumer tastes;

•	changes in traffic patterns;

•	increases in fuel prices and utility costs;

•	consumer concerns about health, diet and nutrition;

•	increases in the number of, and particular locations of, competing restaurants;

•	changes in discretionary consumer spending;

•	inflation;

•	increases in the cost of food, such as beef, chicken, produce and packaging;

•	increased labor costs, including healthcare, unemployment insurance and minimum wage requirements;

•	the availability of experienced management and hourly-paid employees; and

•	regional weather conditions.

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

Our continued growth depends on our ability to develop additional Pollo Tropical and Taco Cabana restaurants and to selectively acquire and develop additional Burger King restaurants. Development involves substantial risks, including the following:

•	the inability to fund development;

•	development costs that exceed budgeted amounts;

•	delays in completion of construction;

•	the inability to obtain all necessary zoning and construction permits;

•	the inability to identify, or the unavailability of, suitable sites on acceptable leasing or purchase terms;

•	developed restaurants that do not achieve desired revenue or cash flow levels once opened;

•	incurring substantial unrecoverable costs in the event a development project is abandoned prior to completion or a new restaurant is closed due to poor financial performance;

•	the inability to recruit, train and retain managers and other employees necessary to staff each new restaurant;

•	changes in or interpretations of governmental rules and regulations; and

•	changes in general economic and business conditions.

We cannot assure you that our growth and development plans can be achieved. Our long-term development plans will require additional management, operational and financial resources. For example, we will be required to recruit and train managers and other personnel for each new restaurant. We cannot assure you that we will be able to manage our expanding operations effectively and our failure to do so could adversely affect our results of operations. In addition, our ability to open new restaurants and to grow, as well as our ability to meet other anticipated capital needs, will depend on our continued access to external financing, including borrowing under our new secured credit facilities. We cannot assure you that we will have access to the capital we need at acceptable terms or at all, which could materially adversely affect our business. In addition, our need to manage our financial leverage ratios in connection with the Carrols LLC and Fiesta Restaurant Group secured credit facilities may reduce our ability to develop new restaurants.

Additionally, we may encounter difficulties growing beyond our presence in our existing markets. We cannot assure you that we will be able to successfully grow our market presence beyond our existing markets, as we may encounter well-established competitors in new areas. In addition, we may be unable to find attractive locations or successfully market our products as we attempt to expand beyond our existing markets, as the competitive circumstances and consumer characteristics in these new areas may differ substantially from those in areas in which we currently operate. We may also not open a sufficient number of restaurants in new markets to adequately leverage distribution, supervision and marketing costs. As a result of the foregoing, we cannot assure you that we will be able to successfully or profitably operate our new restaurants outside our existing markets.

Our expansion into new markets may be challenged by a lack of brand awareness in such new markets.

Some of our new restaurants are and will be located in areas where there is a limited or a lack of market awareness of the Pollo Tropical or Taco Cabana brand and therefore it may be more challenging for us to attract customers to our restaurants. Restaurants opened in new markets may open at lower average weekly sales volumes than restaurants opened in existing markets, and may have lower restaurant-level operating margins than in existing markets. Sales at restaurants opened in new markets may take longer to reach average unit volumes, if at all, thereby adversely affecting our operating results, including the recognition of future impairment and other lease charges. Opening new restaurants in areas in which potential customers may not be familiar with our restaurants may include costs related to the opening and marketing of those restaurants that are substantially greater than those incurred by our restaurants in other areas. Even though we may incur substantial additional costs with respect to these new restaurants, they may attract fewer customers than our more established restaurants in existing markets.

We could be adversely affected by food-borne illnesses, as well as widespread negative publicity regarding food quality, illness, injury or other health concerns.

Negative publicity about food quality, illness, injury or other health concerns (including health implications of obesity) or similar issues stemming from one restaurant or a number of restaurants could materially adversely affect us, regardless of whether they pertain to our own restaurants or to restaurants owned or operated by other companies. For example, health concerns about the consumption of beef or chicken or by specific events such as the outbreak of “mad cow” disease or “avian” flu could lead to changes in consumer preferences, reduce consumption of our products and adversely affect our financial performance. These events could also reduce the available supply of beef or chicken or significantly raise the price of beef or chicken.

In addition, we cannot guarantee that our operational controls and employee training will be effective in preventing food-borne illnesses, food tampering and other food safety issues that may affect our restaurants. Food-borne illness or food tampering incidents could be caused by customers, employees or food suppliers and transporters and, therefore, could be outside of our control. Any publicity relating to health concerns or the perceived or specific outbreaks of food-borne illnesses, food tampering or other food safety issues attributed to one or more of our restaurants, could result in a significant decrease in guest traffic in all of our restaurants and could have a material adverse effect on our results of operations. In addition, similar publicity or occurrences with respect to other restaurants or restaurant chains could also decrease our guest traffic and have a similar material adverse effect on our business.

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

Our franchise agreements typically have a 20-year term after which BKC’s consent is required to receive a successor franchise agreement. Our franchise agreements with BKC that are set to expire over the next three years are as follows:

•	10 of our franchise agreements with BKC are will expire during the last six months of 2011;

•	18 of our franchise agreements with BKC are due to expire in 2012; and

•	10 of our franchise agreements with BKC are due to expire in 2013.

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

We or our franchisees may be subject to complaints, regulatory proceedings or litigation from guests or other persons alleging food-related illness, injuries suffered in our premises or other food quality, health or operational concerns, including environmental claims. In addition, in recent years a number of restaurant companies have been subject to lawsuits, including class action lawsuits, alleging, among other things, violations of federal and state law regarding workplace and employment matters, discrimination, harassment, wrongful termination and wage, rest break, meal break and overtime compensation issues and, in the case of quick service restaurants, alleging that they have failed to disclose the health risks associated with high fat or high sodium foods and that their marketing practices have encouraged obesity. We may also be subject to litigation or other actions initiated by governmental authorities, our employees and our franchisees, among others, based upon these and other matters. Adverse publicity resulting from such allegations or occurrences or alleged discrimination or other operating issues stemming from one of our locations, a number of our locations or our franchisees could adversely affect our business, regardless of whether the allegations are true, or whether we are ultimately held liable. Any cases filed against us could materially adversely affect us if we lose such cases and have to pay substantial damages or if we settle such cases. In addition, any such cases may materially and adversely affect our operations by increasing our litigation costs and diverting our attention and resources to address such actions. In addition, if a claim is successful, our insurance coverage may not cover or be adequate to cover all liabilities or losses and we may not be able to continue to maintain such insurance, or to obtain comparable insurance at a reasonable cost, if at all. If we suffer losses, liabilities or loss of income in excess of our insurance coverage or if our insurance does not cover such loss, liability or loss of income, there could be a material adverse effect on our results of operations.

Our franchisees could take actions that harm our reputation.

As of July 3, 2011, a total of 35 Pollo Tropical and Taco Cabana restaurants were owned and operated by our franchisees. We do not exercise control of the day-to-day operations of our franchisees. We expect our number of franchised restaurants to increase in the future as a result of our international franchising strategy for Pollo Tropical. While we attempt to ensure that franchisee-owned restaurants maintain the same high operating standards as our company-owned restaurants, one or more of these franchisees may fail to meet these standards. Any shortcomings at our franchisee-owned restaurants could be attributed to our company as a whole and could adversely affect our reputation and damage our brands.

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

We obtain a significant portion of our revenues from the sale of hamburgers, chicken, various types of sandwiches, and Caribbean, Mexican and other ethnic foods. If consumer preferences for these types of foods change, it could have a material adverse effect on our operating results. The quick-casual and quick-service restaurant segments are characterized by the frequent introduction of new products, often accompanied by substantial promotional campaigns and are subject to changing consumer preferences, tastes, and eating and purchasing habits. Our success depends on our ability to anticipate and respond to changing consumer preferences, tastes and dining and purchasing habits, as well as other factors affecting the restaurant industry, including new market entrants and demographic changes. We may be forced to make changes to our menu items in order to respond to changes in consumer tastes or dining patterns, and we may lose customers who do not prefer the new menu items. In recent years, numerous companies in the quick-casual and quick-service restaurant segments have introduced products positioned to capitalize on the growing consumer preference for food products that are, or are perceived to be, promoting good health, nutritious, low in calories and low in fat content. If we do not or, in the case of our Burger King restaurants, if Burger King Corporation does not, continually develop and successfully introduce new menu offerings that appeal to changing consumer preferences or if we do not timely capitalize on new products, our operating results could suffer. In addition, any significant event that adversely affects consumption of our products, such as cost, changing tastes or health concerns, could adversely affect our financial performance.

If a significant disruption in service or supply by any of our suppliers or distributors were to occur, it could create disruptions in the operations of our restaurants, which could have a material adverse effect on our business.

Our financial performance is dependent on our continuing ability to offer fresh, quality food at competitive prices. If a significant disruption in service or supply by our suppliers or distributors were to occur, it could create disruptions in the operations of our restaurants, which could have a material adverse effect on us.

For our Pollo Tropical and Taco Cabana restaurants, we have negotiated directly with local and national suppliers for the purchase of food and beverage products and supplies. Pollo Tropical and Taco Cabana restaurants’ food and supplies are ordered from approved suppliers and are shipped via distributors to the restaurants. For our Pollo Tropical restaurants, Performance Food Group, Inc. is our primary distributor of food and paper products under an agreement that expires on May 15, 2012. Also for our Pollo

Tropical restaurants Kelly Food Service is our primary distributor for chicken under an agreement that expires on December 31, 2011. We currently rely on two suppliers under agreements that expire on December 31, 2011 as our suppliers of chicken for our Pollo Tropical restaurants. For our Taco Cabana restaurants, SYGMA Network, Inc. is our primary distributor of food and beverage products and supplies under a distribution services agreement that expires on June 30, 2014. With respect to our distributors for our Pollo Tropical and Taco Cabana restaurants, if our suppliers or distributors were unable to service us, this could lead to a material disruption of service or supply until a new supplier or distributor is engaged, which could have a material adverse effect on our business.

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

Wage rates for a substantial number of our employees are above the federal and or state minimum wage rates. As federal and/or state minimum wage rates increase, we may need to increase not only the wage rates of our minimum wage employees but also the wages paid to the employees at wage rates which are above the minimum wage, which will increase our costs. To the extent that we are not able to raise our prices to compensate for increases in wage rates, including increases in state unemployment insurance costs or other costs including mandated health insurance, this could have a material adverse effect on our operating results. In addition, even if minimum wage rates do not increase, we may still be required to raise wage rates in order to compete for an adequate supply of labor for our restaurants.

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

We intend to continue to open restaurants in our existing markets served by our Pollo Tropical and Taco Cabana restaurants. To the extent that we open a new restaurant in the vicinity of one or more of our existing restaurants, it is possible that some of the customers who previously patronized those existing restaurants may choose instead to patronize the new restaurant, which may result in decreased sales at our existing restaurants. Accordingly, to the extent we open new restaurants in our existing markets; sales at some of our existing restaurants in those markets may decline.

Our business is regional and we therefore face risks related to reliance on certain markets as well as risks for other unforeseen events.

As of July 3, 2011, excluding our franchised locations, all but five of our Pollo Tropical restaurants were located in Florida and all but six of our Taco Cabana restaurants were located in Texas. Also, as of July 3, 2011, approximately 65% of our Burger King restaurants were located in New York and Ohio. Therefore, the economic conditions, state and local government regulations, weather conditions or other conditions affecting Florida, Texas, New York and Ohio and the tourism industry affecting Florida and other unforeseen events, including war, terrorism and other international conflicts may have a material impact on the success of our restaurants in those locations.

Many of our restaurants are located in regions that may be susceptible to severe weather conditions. As a result, adverse weather conditions in any of these areas could damage these restaurants, result in fewer guest visits to these restaurants and otherwise have a material adverse impact on our business. For example, our Florida and Texas restaurants are susceptible to hurricanes and other severe tropical weather events and many of our Burger King restaurants, and in the past, our Taco Cabana restaurants, have been affected by severe winter weather.

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

Changes in our management could negatively impact our business and financial and operating results.

On July 21, 2011 we announced the hiring of Tim Taft as the new Chief Executive Officer and President of Fiesta Restaurant Group, effective August 15, 2011. Mr. Taft will succeed Alan Vituli as Chief Executive Officer of Fiesta Restaurant Group, with Mr. Vituli remaining as Chairman of the Board of Fiesta Restaurant Group. Changes in our management, including but not limited to changes in connection with the spin-off, and including the recent hiring of Mr. Taft as Fiesta Restaurant Group’s new CEO and President, could increase uncertainty in our business, result in changes in our business, result in disruptions to our business or in other changes in management, which could have a material adverse effect on our business, results of operations and financial condition.

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

We are subject to extensive laws and regulations relating to the development and operation of restaurants, including regulations relating to the following:

•	zoning;

•	requirements relating to labeling of caloric and other nutritional information on menu boards, advertising and food packaging;

•	the preparation and sale of food;

•	liquor licenses which allow us to serve alcoholic beverages at our Taco Cabana restaurants and at certain Pollo Tropical restaurants;

•	employer/employee relationships, including minimum wage requirements, overtime, working and safety conditions, and citizenship requirements;

•	health care;

•	federal and state laws that prohibit discrimination and laws regulating design and operation of, and access to, facilities, such as the Americans With Disabilities Act of 1990; and

•	federal and state regulations governing the operations of franchises, including rules promulgated by the Federal Trade Commission.

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

We are assessing the various provisions of the comprehensive federal health care reform law enacted in 2010, including its impact on our business as it becomes effective. There are no assurances that a combination of cost management and menu price increases can offset all of the potential increased costs associated with these regulations.

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

In most jurisdictions, if one of our employees sells alcoholic beverages to an intoxicated or minor patron we may be liable to third parties for the acts of the patron. We cannot guarantee that those patrons will not be served or that we will not be subject to liability for their acts. Our liquor liability insurance coverage may not be adequate to cover any potential liability and insurance may not continue to be available on commercially acceptable terms or at all, or we may face increased deductibles on such insurance. A significant “dram-shop” claim or claims could have a material adverse effect on us as a result of the costs of defending against such claims; paying deductibles and increased insurance premium amounts; implementing improved training and heightened control procedures for our employees; and paying any damages or settlements on such claims.

Federal, state and local environmental regulations relating to the use, storage, discharge, emission and disposal of hazardous materials could expose us to liabilities, which could adversely affect our results of operations.

We are subject to a variety of federal, state and local environmental regulations relating to the use, storage, discharge, emission and disposal of hazardous substances or other regulated materials, release of pollutants into the air, soil and water, and the remediation of contaminated sites.

Failure to comply with environmental laws could result in the imposition of fines or penalties, restrictions on operations by governmental agencies or courts of law, as well as investigatory or remedial liabilities and claims for alleged personal injury or damages to property or natural resources. Some environmental laws impose strict, and under some circumstances joint and several, liability for costs of investigation and remediation of contaminated sites on current and prior owners or operators of the sites, as well as those entities that send regulated materials to the sites. We cannot assure you that we have been or will be at all times in complete compliance with such laws, regulations and permits. Therefore, our costs of complying with current and future environmental, health and safety laws could adversely affect our results of operations.

We are subject to all of the risks associated with leasing property subject to long-term non-cancelable leases.

The leases for our restaurant locations generally have initial terms of 20 years, and typically provide for renewal options in five year increments as well as for rent escalations. Generally, our leases are “net” leases, which require us to pay all of the costs of insurance, taxes, maintenance and utilities. We generally cannot cancel these leases. Additional sites that we lease are likely to be subject to similar long-term non-cancelable leases. If an existing or future restaurant is not profitable, and we decide to close it, we may nonetheless be obligated to perform our monetary obligations under the applicable lease including, among other things, paying all amounts due for the balance of the lease term. In addition, as each of our leases expire, we may fail to negotiate renewals, either on commercially acceptable terms or at all, which could cause us to close restaurants in desirable locations.

We may, in the future, seek to pursue acquisitions and we may not find restaurant companies that are suitable acquisition candidates or successfully operate or integrate any restaurant companies we may acquire.

We may in the future seek to acquire other restaurant chains or additional Burger King restaurants from other Burger King franchisees. Although we believe that opportunities for future acquisitions may be available from time to time, increased competition for acquisition candidates exists and may continue in the future. Consequently, there may be fewer acquisition opportunities available to us as well as higher acquisition prices. There can be no assurance that we will be able to identify, acquire, manage or successfully integrate acquired restaurant companies without substantial costs, delays or operational or financial problems. In the event we are able to acquire other restaurant companies, the integration and operation of the acquired restaurants may place significant demands on our management, which could adversely affect our ability to manage our existing restaurants. We also face the risk that our existing systems, procedures and financial controls will be inadequate to support any restaurant chains we may acquire and that we may be unable to successfully integrate the operations and financial systems of any chains we may acquire with our own systems. While we may evaluate and discuss potential acquisitions from time to time, we currently have no understandings, commitments or agreements with respect to any acquisitions. We may be required to obtain additional financing to fund future acquisitions. There can be no assurance that we will be able to obtain additional financing on acceptable terms or at all. Both the new Carrols LLC and Fiesta Restaurant Group secured credit facilities and the indenture governing the Fiesta Notes contain restrictive covenants that may prevent us from incurring additional debt or acquiring additional restaurant chains.

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

An increase in food costs could adversely affect our operating results.

Our profitability and operating margins are dependent in part on our ability to anticipate and react to changes in food costs. Changes in the price or availability of certain food products could affect our ability to offer a broad menu and price offering to guests and could materially adversely affect our profitability and reputation. The type, variety, quality and price of produce, beef and poultry and cheese can be subject to change and to factors beyond our control, including weather, governmental regulation, availability and seasonality, each of which may affect our food costs or cause a disruption in our supply. For example, weather patterns in recent years have resulted in lower than normal levels of rainfall in key agricultural states such as California, impacting the price of water and the corresponding prices of food commodities grown in states facing drought conditions. Our food distributors or suppliers also may be affected by higher costs to produce and transport commodities used in our restaurants, higher minimum wage and benefit costs and other expenses that they pass through to their customers, which could result in higher costs for goods and services supplied to us. Although we are able to contract for certain of the food commodities used in our restaurants for periods of up to one year, the pricing and availability of some of the commodities used in our operations cannot be locked in for periods of longer than one week or at all. Currently, we have contracts of varying lengths with several of our distributors and suppliers, including our distributors and suppliers of poultry. We do not use financial instruments to hedge our risk to market fluctuations in the price of beef, seafood, produce and other food products at this time. We may not be able to anticipate and react to changing food costs through our purchasing practices and menu price adjustments in the future, and failure to do so could negatively impact our revenues and results of operations.

Security breaches of confidential guest information in connection with our electronic processing of credit and debit card transactions may adversely affect our business.

A significant amount of our restaurant sales are by credit or debit cards. Other restaurants and retailers have experienced security breaches in which credit and debit card information of their customers has been stolen. We may in the future become subject to lawsuits or other proceedings for purportedly fraudulent transactions arising out of the actual or alleged theft of our guests’ credit or debit card information. Any such claim or proceeding, or any adverse publicity resulting from these allegations, may have a material adverse effect on us and our restaurants.

We are dependent on information technology and any material failure of that technology could impair our ability to efficiently operate our business.

We rely on information systems across our operations, including, for example, point-of-sale processing in our restaurants, management of our supply chain, collection of cash, and payment of obligations and various other processes and procedures. Our ability to efficiently manage our business depends significantly on the reliability and capacity of these systems. The failure of these systems to operate effectively, problems with maintenance, upgrading or transitioning to replacement systems or a breach in security of these systems could cause delays in customer service and reduce efficiency in our operations. These risks may be increased as a result of integration challenges following the financing transactions. Significant capital investments might be required to remediate any problems.

Risks Related to Our Common Stock

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

The trading price of our common stock may fluctuate substantially. The price of our common stock that will prevail in the market may be higher or lower than the price you pay, depending on many factors, some of which are beyond our control. Broad market and industry factors may adversely affect the market price of our common stock, regardless of our actual operating performance. The fluctuations could cause a loss of all or part of an investment in our common stock. Factors that could cause fluctuation in the trading price of our common stock may include, but are not limited to the following:

•	price and volume fluctuations in the overall stock market from time to time;

•	significant volatility in the market price and trading volume of companies generally or restaurant companies;

•	actual or anticipated variations in the earnings or operating results of our company or our competitors;

•	actual or anticipated changes in financial estimates by us or by any securities analysts who might cover our stock or the stock of other companies in our industry;

•	market conditions or trends in our industry and the economy as a whole;

•

announcements by us or our competitors of significant acquisitions, strategic partnerships or divestitures and our ability to complete any such transaction, including without limitation, our recent announcement of our intention to pursue the spin-off of Fiesta Restaurant Group to our stockholders;

•	announcements of investigations or regulatory scrutiny of our operations or lawsuits filed against us;

•	capital commitments;

•	changes in accounting principles;

•	additions or departures of key personnel; and

•	sales of our common stock, including sales of large blocks of our common stock or sales by our directors and officers.

In addition, if the market for restaurant company stocks or the stock market in general experiences loss of investor confidence, the trading price of our common stock could decline for reasons unrelated to our business, results of operations or financial condition. The trading price of our common stock might also decline in reaction to events that affect other companies in our industry (including Burger King Corporation) or related industries even if these events do not directly affect us.

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

Our executive officers, directors and Jefferies Capital Partners IV LP, Jefferies Employee Partners IV LLC and JCP Partners IV LLC (collectively referred to as the “JCP Group”) together beneficially own approximately 42.3% of our common stock outstanding. In particular, the JCP Group, our largest stockholder, collectively beneficially own approximately 29.7% of our outstanding common stock, based on shares outstanding as of August 4, 2011. In addition, our executive officers and directors (excluding directors affiliated with the JCP Group) together beneficially own approximately 13.2% of our common stock outstanding, based on shares outstanding as of August 4, 2011. As a result, our executive officers, directors and the JCP Group, if they act as a group, will be able to significantly influence matters that require approval by our stockholders, including the election of directors and approval of significant corporate transactions such as mergers and acquisitions. The directors will have the authority to make decisions affecting our capital structure, including the issuance of additional debt and the declaration of dividends. The JCP Group may also have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. Corporate action might be taken even if other stockholders oppose them. This concentration of ownership might also have the effect of delaying or preventing a change of control of our company that other stockholders may view as beneficial, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company and might ultimately depress the market price of our common stock.

We do not expect to pay any cash dividends for the foreseeable future, and the Indenture governing the Notes and the senior credit facility limit Carrols’ ability to pay dividends to us and consequently our ability to pay dividends to our stockholders.

We do not anticipate that we will pay any cash dividends to holders of our common stock in the foreseeable future. The absence of a dividend on our common stock may increase the volatility of the market price of our common stock or make it more likely that the market price of our common stock will decrease in the event of adverse economic conditions or adverse developments affecting our company. We are a holding company and conduct all of our operations through our direct and indirect subsidiaries. As a result, for us to pay dividends, we would need to rely on dividends or distributions to us from Carrols and indirectly from subsidiaries of Carrols. The indenture governing the Fiesta Notes and the Carrols LLC and Fiesta Restaurant Group secured credit facilities limit, and the debt instruments that we and our subsidiaries may enter into in the future may limit the ability of Carrols and its subsidiaries to pay dividends to us and our ability to pay dividends to our stockholders.

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

Risks Related to Our Indebtedness

Our substantial indebtedness could adversely affect our financial condition.

We have a substantial amount of indebtedness. As of July 3, 2011, we had $258.2 million of outstanding indebtedness, including $80.2 million of term loan indebtedness under the Carrols senior credit facility, $165.0 million of the Carrols Notes, $11.8 million of lease financing obligations and $1.2 million of capital leases. As a result, we are a highly leveraged company.

As a result of our substantial indebtedness, a significant portion of our cash flow will be required to pay interest and principal on our outstanding indebtedness, and we may not generate sufficient cash flow from operations, or have future borrowings available under our new Carrols LLC and Fiesta Restaurant Group secured credit facilities, to enable us to repay our indebtedness, including the Fiesta Notes, or to fund other liquidity needs.

Our substantial indebtedness could have important consequences to you. For example, it could:

•	make it more difficult for us to satisfy our obligations with respect to the Fiesta Notes and our other debt;

•	increase our vulnerability to general adverse economic and industry conditions;

•

require us to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness and related interest, including indebtedness we may incur in the future, thereby reducing the availability of our cash flow to fund working capital, capital expenditures and other general corporate purposes;

•	limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;

•	increase our cost of borrowing;

•	place us at a competitive disadvantage compared to our competitors that may have less debt; and

•	limit our ability to obtain additional financing for working capital, capital expenditures, acquisitions, debt service requirements or general corporate purposes.

We expect to use cash flow from operations to meet our current and future financial obligations, including funding our operations, debt service and capital expenditures. Our ability to make these payments depends on our future performance, which will be affected by financial, business, economic and other factors, many of which we cannot control. Our business may not generate sufficient cash flow from operations in the future, which could result in our being unable to repay indebtedness, or to fund other liquidity needs. If we do not have enough money, we may be forced to reduce or delay our business activities and capital expenditures, sell assets, obtain additional debt or equity capital or restructure or refinance all or a portion of our debt, including our new revolving credit facility and the notes offered hereby, on or before maturity. We cannot make any assurances that we will be able to accomplish any of these alternatives on terms acceptable to us, or at all. In addition, the terms of existing or future indebtedness, including the agreements for our new revolving credit facility, may limit our ability to pursue any of these alternatives.

Despite current indebtedness levels and restrictive covenants, we may still be able to incur more debt or make certain restricted payments, which could further exacerbate the risks described above.

We and our subsidiaries may be able to incur additional debt in the future, including debt that may be secured on a first lien basis or pari passu with the Fiesta Notes. Although the new Carrols LLC and Fiesta Restaurant Group secured credit facilities and the indenture governing the Fiesta Notes contain restrictions on our ability to incur indebtedness, those restrictions are subject to a number of exceptions. In addition, if we are able to designate some of our restricted subsidiaries under the indenture governing the notes as unrestricted subsidiaries, those unrestricted subsidiaries would be permitted to borrow beyond the limitations specified in the indenture and engage in other activities in which restricted subsidiaries may not engage. We may also consider investments in joint ventures or acquisitions, which may increase our indebtedness. Moreover, although our new Carrols LLC and Fiesta Restaurant Group secured credit facilities contain, and the indenture governing the Fiesta Notes contain, restrictions on our ability to make restricted payments, including the declaration and payment of dividends, we are able to make such restricted payments under certain circumstances. Adding new debt to current debt levels or making restricted payments could intensify the related risks that we and our subsidiaries now face.

We may not have the funds necessary to satisfy all of our obligations under the Carrols LLC and Fiesta Restaurant Group secured credit facilities, the Fiesta Notes or other indebtedness in connection with certain change of control events.

Upon the occurrence of specific kinds of change of control events, the indenture governing the Fiesta Notes requires us to make an offer to repurchase all outstanding notes at 101% of the principal amount thereof, plus accrued and unpaid interest (and additional interest, if any) to the date of repurchase. However, it is possible that we will not have sufficient funds, or the ability to raise sufficient funds, at the time of the change of control to make the required repurchase of the notes. In addition, restrictions under Carrols LLC and Fiesta Restaurant Group secured credit facilities may not allow us to repurchase the Fiesta Notes upon a change of control. If we could not refinance such debt or otherwise obtain a waiver from the holders of such debt, we would be prohibited from repurchasing the Fiesta Notes, which would constitute an event of default under the indenture. Certain important corporate events, such as leveraged recapitalizations that would increase the level of our indebtedness, would not constitute a “Change of Control” under the indenture.

In addition, the Carrols LLC and Fiesta Restaurant Group new secured credit facilities provide that certain change of control events constitute an event of default under the new secured credit facilities. Such an event of default entitles the lenders there under to, among other things, cause all outstanding debt obligations under the Carrols LLC and Fiesta Restaurant Group secured credit facilities to become due and payable and to proceed against the collateral securing such new secured credit facility. Any event of default or acceleration of the Carrols LLC and Fiesta Restaurant Group secured credit facilities will likely also cause a default under the terms of our other indebtedness.

The agreements governing our debt agreements restrict our ability to engage in some business and financial transactions.

Our debt agreements, including the indenture governing the Fiesta Notes and the agreements governing the Carrols LLC and Fiesta Restaurant Group new secured credit facilities, restrict our ability in certain circumstances to, among other things:

•	incur additional debt;

•	pay dividends and make other distributions on, redeem or repurchase, capital stock;

•	make investments or other restricted payments;

•	enter into transactions with affiliates;

•	engage in sale-leaseback transactions;

•	sell all, or substantially all, of our assets;

•	create liens on assets to secure debt; or

•	effect a consolidation or merger.

These covenants limit our operational flexibility and could prevent us from taking advantage of business opportunities as they arise, growing our business or competing effectively. In addition, our new revolving credit facility requires us to maintain specified financial ratios and satisfy other financial condition tests. Our ability to meet these financial ratios and tests can be affected by events beyond our control, and we cannot assure you that we will meet these tests.

A breach of any of these covenants or other provisions in our debt agreements could result in an event of default, which if not cured or waived, could result in such debt becoming immediately due and payable. This, in turn, could cause our other debt to become due and payable as a result of cross-acceleration provisions contained in the agreements governing such other debt. In the event that some or all of our debt is accelerated and becomes immediately due and payable, we may not have the funds to repay, or the ability to refinance, such debt. In addition, in the event that the notes become immediately due and payable, the holders of the notes would not be entitled to receive any payment in respect of the notes until all of our senior debt has been paid in full.

Risks Related to the Proposed Spin-off

The proposed spin-off of Fiesta Restaurant Group by Carrols Restaurant Group may not occur as or when planned or at all, or could result in issues we do not yet anticipate.

Our ability to complete the proposed spin-off is subject to several conditions, customary regulatory and other approvals, obtaining a favorable letter ruling from the Internal Revenue Service, filing an effective registration statement with the Securities and Exchange Commission, final approval from our board of directors and may be affected by unanticipated developments or changes in market conditions. For these and other reasons, the proposed spin-off may not be completed by the end of 2011 or at all. Additionally, execution of the proposed spin-off may require significant time and attention from management, which may divert management’s attention from other aspects of our business operations. Further, if we complete the proposed spin-off, we may not achieve the intended results and may result in additional operating expenses for both companies in the aggregate. Any such difficulties could adversely affect our business, results of operations or financial condition.

The spin-off could result in substantial tax liability.

We will request a private letter ruling from the IRS to the effect that, among other things, the spin-off transaction and certain related transactions will qualify for tax-free treatment under the Internal Revenue Code of 1986, as amended (the “Code”). Our receipt of such private letter ruling will be a condition to the completion of the spin-off.

Although a private letter ruling is generally binding on the IRS, the continuing validity of the ruling will be subject to the accuracy of factual representations and assumptions made in connection with obtaining such private letter ruling, including with respect to post-spin-off operations and conduct of the parties. Also, as part of the IRS’s general policy with respect to rulings on spin-off transactions under Section 355 of the Code, the private letter ruling to be obtained by us will be based upon representations by us that certain conditions which are necessary to obtain tax-free treatment under the Code have been satisfied, rather than a determination by the IRS that these conditions have been satisfied. Failure to satisfy such necessary conditions, or any inaccuracy in any representations made by us in connection with the ruling, could invalidate the ruling.

If the spin-off does not qualify for tax-free treatment for U.S. federal income tax purposes, then, in general, Carrols would be subject to tax as if it has sold the common stock of Fiesta Restaurant Group in a taxable sale for its fair market value, and our stockholders would be subject to tax as if they had received a taxable distribution. It is expected that the amount of any such taxes to our stockholders and to Carrols would be substantial.

Completing the spin-off might present significant challenges.

There is a significant degree of difficulty and management distraction inherent in the process of completing the spin-off of Fiesta Restaurant Group. These difficulties include:

•	the challenge of effecting the separation while carrying on the ongoing operations of each business;

•	the potential difficulty in retaining key officers and personnel of each company; and

•	separating corporate infrastructure, including but not limited to systems, insurance, accounting, legal, finance, tax and human resources, for each of the two companies.

The spin-off might not be completed as successfully and cost-effectively as we anticipate. This could have an adverse effect on our business, financial condition and results of operations.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.	Default Upon Senior Securities

None

Item 4.	Reserved

Item 5.	Other Information

None

Item 6.	Exhibits

(a) The following exhibits are filed as part of this report.

Exhibit No.

4.1	Indenture governing the 8.875% Senior Secured Second Lien Notes due 2016, dated as of August 5, 2011, between Fiesta Restaurant Group, Inc., the guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as trustee.

4.2	Form of 8.875% Senior Secured Second Lien Note due 2016 (incorporated by reference to Exhibit 4.1).

4.3	Registration Rights Agreement, dated as of August 5, 2011, between Fiesta Restaurant Group, Inc., the guarantors named therein and Wells Fargo Securities, LLC.

4.4	Fourth Supplement to Indenture, dated as of August 5, 2011 by and among Carrols Corporation and The Bank of New York Mellon.

10.1	Second Lien Security Agreement, dated as of August 5, 2011, between Fiesta Restaurant Group, Inc., the guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as collateral agent.

10.2	Credit Agreement, dated as of August 5, 2011, between Fiesta Restaurant Group, Inc., the guarantors named therein, the lenders named therein and Wells Fargo Bank, National Association, as administrative agent.

10.3	First Lien Security Agreement, dated as of August 5, 2011, between Fiesta Restaurant Group, Inc., the guarantors named therein, and Wells Fargo Bank, National Association, as administrative agent.

10.4	Credit Agreement, dated as of August 5, 2011, between Carrols LLC, the lenders named therein, Wells Fargo Bank, National Association, as administrative agent, M&T Bank, as syndication agent and Regions Bank, as documentation agent.

10.5	Security Agreement, dated as of August 5, 2011, between Carrols LLC, the lenders named therein and Wells Fargo Bank, National Association, as administrative agent.

10.6	Pledge Agreement, dated as of August 5, 2011, between Carrols LLC, the lenders named therein and Wells Fargo Bank, National Association, as administrative agent.

10.7	Holdings Pledge Agreement, dated as of August 5, 2011, between Carrols Corporation, the lenders named therein and Wells Fargo Bank, National Association, as administrative agent.

10.8	Voting Agreement, dated as of July 27, 2011, between Carrols Restaurant Group, Inc. and Jefferies Capital Partners IV L.P., Jefferies Employee Partners IV LLC and JCP Partners IV LLC.

10.9	Offer Letter, dated as of July 18, 2011, between Carrols Restaurant Group, Inc. and Tim Taft.

10.10	Management Services Agreement, dated as of August 5, 2011, between Carrols Corporation and Fiesta Restaurant Group, Inc.

10.11	Management Services Agreement, dated as of August 5, 2011, between Carrols Corporation and Carrols LLC.

10.12	Amendment to Carrols Restaurant Group, Inc. 2006 Stock Incentive Plan, dated as of March 24, 2010 (incorporated by reference to Appendix A of Carrols Restaurant Group, Inc.’s Definitive Proxy Statement filed on April 28, 2011).

10.13	Amendment to Carrols Restaurant Group, Inc. 2006 Stock Incentive Plan, dated as of April 11, 2011 (incorporated by reference to Appendix B of Carrols Restaurant Group, Inc.’s Definitive Proxy Statement filed on April 28, 2011).

31.1	Chief Executive Officer’s Certificate Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Carrols Restaurant Group, Inc.

31.2	Chief Financial Officer’s Certificate Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Carrols Restaurant Group, Inc.

31.3	Chief Executive Officer’s Certificate Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Carrols Corporation.

31.4	Chief Financial Officer’s Certificate Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Carrols Corporation.

Exhibit No.

32.1	Chief Executive Officer’s Certificate Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Carrols Restaurant Group, Inc.

32.2	Chief Financial Officer’s Certificate Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Carrols Restaurant Group, Inc.

32.3	Chief Executive Officer’s Certificate Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Carrols Corporation.

32.4	Chief Financial Officer’s Certificate Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Carrols Corporation.

*101.INS	XBRL Instance Document

*101.SCH	XBRL Taxonomy Extension Schema Document

*101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

*101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*101.LAB	XBRL Taxonomy Extension Label Linkbase Document

*101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	As provided in Rule 406T of Regulation S-T, this information is deemed furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933, as amended, and Section 18 of the Securities Exchange Act of 1934, as amended.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CARROLS RESTAURANT GROUP, INC.

Date: August 12, 2011	/S/ ALAN VITULI
(Signature)
Alan Vituli Chairman of the Board and Chief Executive Officer

Date: August 12, 2011	/S/ PAUL R. FLANDERS
(Signature)
Paul R. Flanders Vice President – Chief Financial Officer and Treasurer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CARROLS CORPORATION

Date: August 12, 2011	/S/ ALAN VITULI
(Signature)
Alan Vituli Chairman of the Board and Chief Executive Officer

Date: August 12, 2011	/S/ PAUL R. FLANDERS
(Signature)
Paul R. Flanders Vice President – Chief Financial Officer and Treasurer